Form 10-Q
period 2005-03-31
Cooper-Standard Holdings Inc.
filed 2005-05-13
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123708

COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
39550 Orchard Hill Place Drive Novi, Michigan 48375
(Address of principal executive offices) (Zip Code)
(248) 596-5900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes      No

Number of shares of common stock of registrant outstanding, at April 30, 2005:

3,194,500 shares of common stock, $0.01 par value

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	Predecessor	Successor
	2004	2005
Sales	$496,984	$470,141
Cost of products sold	407,707	401,764
Gross profit	89,277	68,377
Selling, administration & engineering expenses	45,517	43,748
Amortization of intangibles	136	6,970
Restructuring	4,420	243
Operating profit	39,204	17,416
Interest expense, net of interest income	(1,066)	(16,131)
Equity earnings (losses)	(218)	802
Other income (expense)	(502)	(2,662)
Income (loss) before income taxes	37,418	(575)
Provision for income tax expense (benefit)	10,875	(97)
Net income (loss)	$26,543	$(478)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	Successor
	December 31, 2004	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,658	$98,668
Accounts receivable, net	299,906	315,756
Inventories, net	117,859	108,711
Prepaid expenses	19,994	23,460
Total current assets	521,417	546,595
Property, plant and equipment, net	509,943	495,246
Goodwill	402,598	403,901
Intangibles, net	311,605	304,632
Other assets	54,765	55,696
	$1,800,328	$1,806,070
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$2,387	$1,989
Accounts payable	136,543	148,127
Payroll liabilities	57,210	59,511
Accrued liabilities	54,452	61,783
Deferred purchase price payment	53,423	54,270
Payable to stockholder	8,000	—
Current portion of long-term debt	10,758	11,001
Total current liabilities	322,773	336,681
Long-term debt	899,572	896,408
Pension benefits	48,090	49,902
Postretirement benefits other than pensions	87,410	88,832
Deferred tax liabilities	109,885	107,430
Other long-term liabilities	14,438	14,245
Stockholders' Equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,192,000 and 3,194,500 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	32	32
Additional paid-in capital	319,168	319,418
Retained earnings (deficit)	(4,545)	(5,023)
Cummulative other comprehensive income	3,505	(1,855)
Total stockholders' equity	318,160	312,572
	$1,800,328	$1,806,070

The accompanying notes are an integral part of these financial statements.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	Predecessor	Successor
	2004	2005
Operating activities:
Net income (loss)	$26,543	$(478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,225	18,609
Amortization	317	6,970
Amortization of debt issuance costs	—	924
Changes in operating assets and liabilities:
Accounts receivable	(57,320)	(19,080)
Inventories	(715)	8,059
Prepaid expenses	473	(3,734)
Accounts payable	35,533	9,878
Accrued liabilities	2,661	20,345
Other non-current items	4,678	(12,490)
Net cash provided by operating activities	32,395	29,003
Investing activities:
Property, plant, and equipment	(12,606)	(8,295)
Transaction costs related to Acquisition	—	(8,000)
Proceeds from the sale of assets and other	6,219	708
Net cash used in investing activities	(6,387)	(15,587)
Financing activities:
Increase (decrease) in short-term debt	629	517
Proceeds from long-term debt	—	183
Principal payments on long-term debt	(723)	(1,267)
Net changes in advances from Parent	36,343	—
Equity contributions	—	250
Net cash provided by (used in) financing activities	36,249	(317)
Effects of exchange rate changes on cash	(2,859)	1,911

Changes in cash and cash equivalents	59,398	15,010
Cash and cash equivalents at beginning of period	102,599	83,658
Cash and cash equivalents at end of period	$161,997	$98,668

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Overview

Description of business

Cooper-Standard Holdings Inc. (the "Company"), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body sealing, fluid handling, and noise, vibration and harshness control ("NVH") components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks primarily for global original equipment manufacturers ("OEMs") and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Change in ownership

The Company acquired the Automotive segment of Cooper Tire & Rubber Company ("Cooper Tire") on December 23, 2004 for a cash purchase price of $1,165 million, subject to adjustment based on the amount of cash and cash equivalents less debt obligations and the difference between targeted working capital and working capital at the closing date (estimated at $61 million) (hereafter, the "Acquisition"). Additionally, the Company incurred approximately $24 million of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total purchase price of $1,250 million. The consolidated balance sheet includes a deferred purchase price payment ($54 million at March 31, 2005 and $53 million at December 31, 2004) related to final settlement of a post-closing working capital adjustment. Final payment of the $54 million occurred in April 2005.

At closing, the Company funded the acquisition through $318 million of equity contributions, $200 million of senior notes (the "Senior Notes"), $350 million of senior subordinated notes (the "Senior Subordinated Notes") and revolving credit and term loan facilities (the "Senior Secured Credit Facilities") of $350 million. The Company incurred approximately $28 million of issuance costs associated with these borrowings, which are included in other assets on the consolidated balance sheet. The Company amortizes such costs over the terms of the related borrowings.

Basis of presentation

The accompanying unaudited combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 as of December 31, 2004, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

As a result of the Acquisition on December 23, 2004, the consolidated financial statements of the Company reflect the Acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). For periods following the Acquisition, the consolidated financial statements of the Company are presented as Successor. For periods preceding the Acquisition, the combined financial statements are presented as Predecessor.

The combined statements of operations include expenses recorded by the Predecessor or directly charged to the Predecessor by Cooper Tire for periods prior to the Acquisition. In addition, the combined statements of operations include an allocation of certain general and administrative corporate expenses from Cooper Tire. These services primarily consisted of compensation and benefits administration, payroll processing, legal services, purchasing, auditing, income tax planning and compliance, treasury services, general corporate management and governance and other corporate

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

functions. These allocations totaled $3,719 in the three months ended March 31, 2004. The allocations were determined based on specific services being provided or were allocated based on net sales, headcount, assets or a combination of these factors and are reported in cost of products sold and selling, administration and engineering expenses in the combined statements of income. In addition, Cooper Tire charged the Predecessor market rate interest expense on net intercompany advances of $1,253 in the three months ended March 31, 2004.

The domestic operations of the Predecessor were included in the United States consolidated tax returns of Cooper Tire with current taxes refundable and payable reported in advances from Parent through the date of the Acquisition. The Predecessor's provisions for income taxes were computed on a basis consistent with separate returns.

Stock-based compensation

The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied. Amounts related to the Predecessor period represent stock options granted by Cooper Tire to employees of the Predecessor. Amounts related to the Successor period relate to stock options granted by the Company.

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Net income (loss), as reported	$26,543	$(478)
Add: Stock-based compensation, as reported	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of tax	(180)	(133)
Pro forma net income (loss)	$26,363	$(611)

The fair value for options awarded was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Risk-free interest rate	2.2%	3.7%
Dividend yield	2.1%	0.0%
Expected volatility	34.0%	0.0%
Expected life (in years)	4.7	6.0

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. As a result of changing to a net presentation of cash held in our global cash management vehicle, which we use to pool cash funds from foreign subsidiaries, cash and notes payable both decreased by $79,230 at December 31, 2004 as compared to the previous classification.

Recent accounting pronouncements

In December 2004, the FASB issued a FASB Staff Position ("FSP") 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of one-time repatriation opportunities provided by the Act. At the time of filing these statements, the Company cannot reasonably estimate the income tax effects of such repatriation under the Act.

2.    Goodwill and Intangibles

In connection with the Acquisition, the Company recorded goodwill totaling $402,598 at December 31, 2004. The Company increased goodwill by $1,303 as of March 31, 2005 as the result of settlement of the post-closing working capital adjustment and other adjustments to recorded assets and liabilities. As a result of the close proximity of the Acquisition to the reporting period and the pending completion of the purchase price allocation, goodwill has not been allocated to the applicable reporting units as of March 31, 2005. Such allocation will occur upon completion of the purchase price allocation in 2005.

The following table presents intangible assets and accumulated amortization balances of the Successor as of March 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(4,869)	$136,131	7 to 8 years
Customer relationships	153,000	(2,076)	150,924	20 years
Developed technology	18,200	(623)	17,577	6 to 10 years
	$312,200	$(7,568)	$304,632

Amortization expense totaled $317 and $6,970 for the three months ended March 31, 2004 and 2005, respectively. Estimated amortization expense will total approximately $28,000 for the year ending December 31, 2005.

3.    Restructuring

The following table summarizes the activity for these initiatives:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2004	$3,300	$—	$—	$3,300
Expense incurred	3,000	1,120	300	4,420
Cash payments	(1,700)	(1,120)	—	(2,820)
Utilization of reserve	—	—	(300)	(300)
Balance at March 31, 2004	$4,600	$—	$—	$4,600

Balance at January 1, 2005	$—	$—	$—	$—
Expense incurred	243	—	—	243
Cash payments	(243)	—	—	(243)
Utilization of reserve	—	—	—	—
Balance at March 31, 2005	$—	$—	$—	$—

The Predecessor had an accrual of $700 at January 1, 2004 for employee severance costs related to the closure of a plastics manufacturing facility in Cleveland, OH. This closure was completed in 2004 at a

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

total cost of approximately $4,000 and affected approximately 190 hourly and salaried employees. During the three months ended March 31, 2004, the Predecessor recorded $125 in employee severance costs and $200 of other exit costs related to this closure. The Predecessor also had an accrual of $2,600 at January 1, 2004 for employee severance costs related to the closure of two manufacturing facilities in the United Kingdom. This initiative was completed in 2004 at a total cost of $18,900 and affected approximately 515 hourly and salaried employees. During the three months ended March 31, 2004, $2,000 of severance costs were recorded representing amounts to be paid to employees upon their termination. These costs were recorded over the remaining work life of the employees. The Predecessor also recorded asset impairments of $300 and other exit costs of $900 related to this initiative during the three months ended March 31, 2004.

In addition to the Cleveland and United Kingdom closures included in the above table, the Predecessor incurred $875 during the three months ended March 31, 2004, related to workforce reductions and other costs associated with closed facilities, primarily in Europe and North America.

During the three months ended March 31, 2005, the Successor initiated a restructuring initiative in Australia. This initiative is expected to be completed in the third quarter of 2005 and to affect approximately 30 employees, of which 20 were terminated as of March 31, 2005.

4.    Inventories

Inventories are comprised of the following:

	Successor
	December 31, 2004	March 31, 2005
Finished goods	$45,572	$50,987
Work in process	21,423	17,113
Raw materials and supplies	50,864	40,611
	$117,859	$108,711

Inventory at December 31, 2004 includes a $9,806 fair value write-up related to the Acquisition. Such inventory was liquidated as of March 31, 2005 and recorded as an increase to cost of products sold.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

5.    Debt

Outstanding debt consisted of the following at December 31, 2004 and March 31, 2005:

	December 31, 2004	March 31, 2005
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	51,320	49,617
Term Loan B	115,000	114,713
Term Loan C	185,000	184,537
Revolving Credit facility	—	—
Capital leases and other borrowings	9,010	8,542

Total debt	910,330	907,409
Less current portion	(10,758)	(11,001)

Total long-term debt	$899,572	$896,408

As of March 31, 2005, the Company had $3,726 of standby letters of credit outstanding under the Revolving Credit facility leaving $121,274 of availability.

6.    Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three month periods ended March 31, 2004 and 2005 for the Group's defined benefit plans and other postretirement benefit plans:

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

	Pension Benefits
	Predecessor		Successor
	Three Months Ended March 31,
	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,246	$603	$2,171	$825
Interest cost	2,945	953	2,842	933
Expected return on plan assets	(3,393)	(976)	(3,171)	(840)
Amortization of prior service cost and recognized actuarial loss	777	464	—	—
Net periodic benefit cost	$2,575	$1,044	$1,842	$918

	Other Postretirement Benefits
	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Service cost	$722	$769
Interest cost	1,575	1,397
Amortization of prior service cost and recognized actuarial loss	426	—
Net periodic benefit cost	$2,723	$2,166

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to compute its effective tax rate each quarter based upon its estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2004, was 29% as compared to 17% for the three months ended March 31, 2005. The income tax rate for the three months ended March 31, 2005 varies from the United States statutory income tax rate due primarily to lower than United States statutory effective income tax rates in certain foreign jurisdictions, the effect of losses in certain foreign jurisdictions for which valuation allowances are recorded, and the benefit of tax credits, primarily in the U.S.

8.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders' equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Net income (loss)	$26,543	$(478)
Currency translation adjustment	(4,983)	(5,360)
Minimum pension liability	31	—
Change in the fair value of derivatives and unrealized gain on marketable securities	1,998	—
Comprehensive income (loss)	$23,589	$(5,838)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Foreign currency gains (losses)	$(384)	$(2,657)
Minority interest	(118)	(5)
Other income (expense)	$(502)	$(2,662)

Included in foreign currency gains (losses) in the three months ended March 31, 2005 are unrealized losses of $2,327 related to indebtedness used to finance the Acquisition, including $959 related to Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary.

10.    Related Party Transactions

The Predecessor had transactions in the normal course of business with Cooper Tire, including the purchase of raw materials which totaled $6,018 during the three months ended March 31, 2004. Such purchases are no longer considered related party transactions for periods subsequent to the Acquisition. Additionally, as part of the Acquisition, the Company executed a Transition Services Agreement with Cooper Tire whereby Cooper Tire agreed to provide a number of transitional services to the Company, including payroll, travel and employee benefits administration, treasury, purchasing, employee training, and information technology. The Company agreed to pay Cooper Tire specified amounts for certain of these services on a specific period or an as needed basis. Cooper Tire's obligation to provide such services generally terminates by June 30, 2005, though payroll services are scheduled to continue through September 30, 2005. The Company incurred approximately $300 of expenses related to these services in the three months ended March 31, 2005.

Sales to NISCO, a 50% owned joint venture, totaled $3,720 and $4,901 in the three months ended March 31, 2004 and 2005, respectively.

In connection with the Acquisition, the Company paid one of its primary stockholders transaction advisory fees totaling $8,000 in January 2005. Such amount is reflected on the consolidated balance sheet as of December 31, 2004 as a payable to stockholder.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

11.    Business Segments

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company's business segments:

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Sales to external customers
Sealing	$226,502	$230,187
Fluid	172,324	160,357
NVH	98,408	79,465
Eliminations and other	(250)	132
Consolidated	496,984	470,141

Intersegment sales
Sealing	45	18
Fluid	—	—
NVH	9,355	9,564
Eliminations and other	(9,400)	(9,582)
Consolidated	—	—

Segment profit
Sealing	1,705	(2,058)
Fluid	22,181	3,349
NVH	13,885	(1,866)
Other	(353)	—
Income before income taxes	$37,418	$(575)

Restructuring costs included in segment profit for Sealing, Fluid and NVH totaled $3,397, $1,023 and $0, respectively, for the three months ended March 31, 2004, and $29, $214 and $0, respectively, for the three months ended March 31, 2005.

12.    Subsequent Events

On December 23, 2004, the Company issued the Senior Notes and Senior Subordinated Notes in a private offering. The Company agreed to consummate an exchange offer to exchange these privately issued notes for notes registered under the Securities Act of 1933. Accordingly, the Company filed a registration statement on Form S-4 with the SEC. The registration statement, as amended, was declared effective by the SEC on April 19, 2005. The exchange offer will expire at midnight on May 23, 2005.

13.    Guarantor and Non-Guarantor Subsidiaries

In connection with the Acquisition, Cooper-Standard Automotive Inc. (the "Issuer"), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the "Parent") and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the "Guarantors") unconditionally guarantee the notes. The following condensed consolidating and combining financial data provides information regarding the financial position, results of operations and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions).

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS   (Continued)
(Dollar amounts in thousands except per share amounts)

COMBINING STATEMENT OF INCOME
For the Three Months Ended March 31, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
Sales	$170.6	$89.9	$252.7	$(16.2)	$497.0
Cost of products sold	153.1	68.5	202.3	(16.2)	407.7
Selling, admin, & engineering expenses	30.1	4.9	10.5	—	45.5
Amortization of intangibles	0.1	—	0.1	—	0.2
Restructuring	0.4	—	4.0	—	4.4
Operating profit	(13.1)	16.5	35.8	—	39.2
Interest expense, net of interest income	(0.2)	—	(0.9)	—	(1.1)
Equity earnings (losses)	—	(0.2)	—	—	(0.2)
Other income (expense)	—	4.3	(4.8)	—	(0.5)
Income (loss) before income taxes	(13.3)	20.6	30.1	—	37.4
Provision for income tax expense (benefit)	(3.5)	5.2	9.2	—	10.9
Income (loss) before equity in income (loss) of subsidiaries	(9.8)	15.4	20.9	—	26.5
Equity in net income (loss) of subsidiaries	36.3	—	—	(36.3)	—
NET INCOME (LOSS)	$26.5	$15.4	$20.9	$(36.3)	$26.5

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$154.3	$84.8	$248.0	$(17.0)	$470.1
Cost of products sold	—	146.7	68.1	204.0	(17.0)	401.8
Selling, admin, & engineering expenses	—	27.1	4.9	11.7	—	43.7
Amortization of intangibles	—	7.0	—	—	—	7.0
Restructuring	—	—	—	0.2	—	0.2
Operating profit	—	(26.5)	11.8	32.1	—	17.4
Interest expense, net of interest income	—	(13.5)	—	(2.6)	—	(16.1)
Equity earnings (losses)	—	(0.1)	0.9	—	—	0.8
Other income (expense)	—	9.0	—	(11.7)	—	(2.7)
Income (loss) before income taxes	—	(31.1)	12.7	17.8	—	(0.6)
Provision for income tax expense (benefit)	—	(13.1)	5.3	7.7	—	(0.1)
Income (loss) before equity in income (loss) of subsidiaries	—	(18.0)	7.4	10.1	—	(0.5)
Equity in net income (loss) of subsidiaries	(0.5)	17.5	—	—	(17.0)	—
NET INCOME (LOSS)	$(0.5)	$(0.5)	$7.4	$10.1	$(17.0)	$(0.5)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS   (Continued)
(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET
December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$32.9	$—	$50.8	$—	$83.7
Accounts receivable, net	—	77.7	48.8	173.4	—	299.9
Inventories	—	45.4	13.8	58.6	—	117.8
Other	—	4.7	1.0	14.3	—	20.0
Total current assets	—	160.7	63.6	297.1	—	521.4
Investments in affiliates	318.2	103.2	22.8	192.6	(613.1)	23.7
Property, plant, and equipment, net	—	142.0	93.1	274.8	—	509.9
Goodwill	—	403.1	—	(0.5)	—	402.6
Other assets	—	321.5	—	21.2	—	342.7
	$318.2	$1,130.5	$179.5	$785.2	$(613.1)	$1,800.3
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$2.4	$—	$2.4
Current portion of long-term debt	—	8.5	0.2	2.1	—	10.8
Accounts payable	—	40.8	10.7	85.0	—	136.5
Accrued liabilities	—	287.6	(173.7)	59.2	—	173.1
Total current liabilities	—	336.9	(162.8)	148.7	—	322.8
Long-term debt	—	727.2	—	172.4	—	899.6
Intercompany payable (receivable)	—	171.3	(144.3)	(27.0)	—	—
Other long-term liabilities	—	224.4	(0.1)	35.4	—	259.7
	—	1,459.8	(307.2)	329.5	—	1,482.1
Total stockholders' equity	318.2	(329.3)	486.7	455.7	(613.1)	318.2
	$318.2	$1,130.5	$179.5	$785.2	$(613.1)	$1,800.3

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS   (Continued)
(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET
March 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$29.0	$0.2	$69.5	$—	$98.7
Accounts receivable, net	—	86.3	51.3	178.2	—	315.8
Inventories	—	36.7	15.3	56.7	—	108.7
Other	—	5.4	1.4	16.6	—	23.4
Total current assets	—	157.4	68.2	321.0	—	546.6
Investments in affiliates	312.3	(227.0)	23.8	192.3	(277.3)	24.1
Property, plant, and equipment, net	—	138.9	92.2	264.1	—	495.2
Goodwill	—	404.4	—	(0.5)	—	403.9
Other assets	—	317.7	(0.4)	19.0	—	336.3
	$312.3	$791.4	$183.8	$795.9	$(277.3)	$1,806.1
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—			$2.0	$—	$2.0
Current portion of long-term debt	—	$8.2	$—	2.8	—	11.0
Accounts payable	—	56.1	12.4	79.6	—	148.1
Accrued liabilities	—	263.3	(175.9)	88.2	—	175.6
Total current liabilities	—	327.6	(163.5)	172.6	—	336.7
Long-term debt	—	726.7	—	169.7	—	896.4
Intercompany payable (receivable)	(0.3)	170.9	(152.1)	(18.5)	—	—
Other long-term liabilities	—	248.9	(0.2)	11.7	—	260.4
	(0.3)	1,474.1	(315.8)	335.5	—	1,493.5
Total stockholders' equity	312.6	(682.7)	499.6	460.4	(277.3)	312.6
	$312.3	$791.4	$183.8	$795.9	$(277.3)	$1,806.1

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS   (Continued)
(Dollar amounts in thousands except per share amounts)

COMBINING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(1.8)	$3.4	$30.5	$0.3	$32.4
INVESTING ACTIVITIES
Property, plant, and equipment	(2.9)	(3.1)	(6.6)	—	(12.6)
Proceeds from the sale of assets	6.1	—	0.1	—	6.2
Net cash provided by (used in) investing activities	3.2	(3.1)	(6.5)	—	(6.4)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	—	—	0.6	—	0.6
Borrowings under long-term debt	—	—	—	—	—
Principal payments on long-term debt	(0.2)	(0.1)	(0.4)	—	(0.7)
Net changes in advances from parent	7.8	(0.1)	29.0	(0.3)	36.4
Net cash provided by (used in) financing activities	7.6	(0.2)	29.2	(0.3)	36.3
Effects of exchange rate changes on cash	—	—	(2.9)	—	(2.9)
Increase (decrease) in cash and cash equivalents	9.0	0.1	50.3	—	59.4
Cash and cash equivalents at beginning of period	7.4	—	95.2	—	102.6
Cash and cash equivalents at end of period	$16.4	$0.1	$145.5	$—	$162.0
Depreciation and amortization	$7.9	$2.5	$10.1	$—	$20.5

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS   (Continued)
(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$6.9	$2.4	$19.7	$—	$29.0
INVESTING ACTIVITIES
Property, plant, and equipment	—	(2.7)	(2.2)	(3.4)	—	(8.3)
Acquisition of business, net of cash acquired	—	(8.0)	—	—	—	(8.0)
Proceeds from the sale of assets	—	0.5	0.2	—	—	0.7
Net cash provided by (used in) investing activities	—	(10.2)	(2.0)	(3.4)	—	(15.6)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	—	(0.2)	—	0.7	—	0.5
Borrowings under long-term debt	—	—	—	0.2	—	0.2
Principal payments on long-term debt	—	(0.5)	(0.2)	(0.6)		(1.3)
Equity contributions	0.3	—	—	—		0.3
Net change in intercompany advances	(0.3)	0.1	—	0.2	—	—
Net cash provided by (used in) financing activities	—	(0.6)	(0.2)	0.5	—	(0.3)
Effects of exchange rate changes on cash	—	—	—	1.9	—	1.9
Increase (decrease) in cash and cash equivalents	—	(3.9)	0.2	18.7	—	15.0
Cash and cash equivalents at beginning of period	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of period	$—	$29.0	$0.2	$69.5	$—	$98.7
Depreciation and amortization	$—	$13.4	$2.4	$9.8	$—	$25.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company's results, a discussion of the past results and future outlook of each of the Company's segments, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the "forward-looking statements" made in this discussion is then presented.

Basis of Presentation

The Company acquired the Automotive segment of Cooper Tire on December 23, 2004. The Predecessor (see below) did not historically operate as a stand-alone business, but as a reportable business segment of Cooper Tire. The audited and unaudited financial information of the Predecessor represents our business as it historically operated and includes certain assets and liabilities, principally related to closed plants or those in the process of being closed, which were not acquired or assumed as part of the Transactions, and also includes U.S. pension program balances previously held at the parent company. Also, due to the change in ownership in the Acquisition, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this prospectus have been prepared on different bases for the periods presented and are not comparable.

The following provides a description of the basis of presentation during all periods presented:

Predecessor:    Represents the combined financial position, results of operations and cash flows of the Automotive segment of Cooper Tire for all periods prior to the Acquisition on December 23, 2004. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Acquisition.

Successor:    Represents our consolidated financial position and our consolidated results of operations and cash flows for periods following the Acquisition. The financial position as of March 31, 2005 and results of operations and cash flows for the three months then ended reflect the preliminary application of purchase accounting, described below, relating to the Acquisition and the adjustments required to reflect the assets and liabilities not acquired in the Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

As a result of the foregoing, the historical financial information for periods prior to December 24, 2004 may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for such periods.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to J.D. Power-LMC, light vehicle production in North America is expected to be 15.9 million units in 2005 as compared to 15.7 million units produced in 2004. European production levels in 2005 are expected to be 20.1 million units as compared to 20.2 million units in 2004. Light vehicle production in South America is expected to increase to nearly 2.6 million vehicles in 2005 from 2.5 million vehicles produced in 2004.

In the first quarter of 2005, our business was negatively impacted by reduced OEM production volumes, primarily in North America, including shutdowns at certain of our customers' plants. According to J.D. Power-LMC, actual North America and Europe light vehicle production volumes were 4.0 million and 5.0 million units, respectively, as compared to 4.1 million and 5.1 million units, respectively, for the first quarter of 2004. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by favorable foreign currency translation.

According to J.D. Power-LMC, North America and Europe light vehicle production in the second quarter is estimated at 4.3 million and 5.5 million units, respectively, compared to 4.2 million and 5.4 million units, respectively, in 2004. Our performance in 2005 will be impacted by changes in light vehicle production volumes, customer pricing pressures and the cost of raw materials.

Consolidated Results of Operations
(dollar amounts in thousands)

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Sales	$496,984	$470,141
Cost of products sold	407,707	401,764
Gross profit	89,277	68,377
Selling, administration & engineering expenses	45,517	43,748
Amortization of intangibles	136	6,970
Restructuring	4,420	243
Operating profit	39,204	17,416
Interest expense, net of interest income	(1,066)	(16,131)
Equity earnings (losses)	(218)	802
Other income (expense)	(502)	(2,662)
Income (loss) before income taxes	37,418	(575)
Provision for income tax expense (benefit)	10,875	(97)
Net income (loss)	$26,543	$(478)

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Sales:    Consolidated sales decreased $26.8 million, or 5.4%, in 2005. This decrease resulted primarily from lower unit sales volumes coupled with customer price concessions. Such decreases were partially offset by favorable foreign exchange rates ($13 million).

Gross Profit:    Gross profit decreased $20.9 million, or 23.4%, in 2005. This decrease includes a $9.8 million increase to cost of products sold in 2005 due to liquidation of the inventory fair value adjustment recorded in 2004 as a result of the Acquisition. The decrease in gross profit also resulted from the aforementioned volume and pricing factors and higher raw materials costs, especially increased steel, synthetic rubber and resin prices. Such negative items were partially offset by the favorable impact of various cost savings initiatives as well as the benefit of zero amortization included in pension and postemployment benefit expense in 2005 as a result of the Acquisition. Such amortization totaled approximately $1.3 million during the three months ended March 31, 2004.

Selling, Administration and Engineering:    Selling, administration and engineering expenses were lower in 2005 by $1.8 million, or 3.9%, due to lower costs experienced thus far associated from operating as a stand-alone company offset partially by inflationary increases in wages and benefits.

Amortization of Intangibles:    Amortization increased in 2005 due to the amortization of intangible assets recorded as a result of the Acquisition.

Interest Expense, net:    The increase in interest expense of $15.1 million in 2005 resulted primarily from increased indebtedness used to finance the Acquisition.

Other Income (Expense):    Other expense increased $2.2 million in 2005 due primarily to foreign exchange losses, including a loss of $1 million related to Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, and $1 million related to other indebtedness used to finance the Acquisition.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased from 29.1% in 2004 to 17.0% in 2005 due primarily to changes in the distribution of income between U.S. and foreign sources and the relative impact of permanent differences to income before income taxes. We currently anticipate an overall 17.0% effective tax rate for the year ending December 31, 2005.

Segment Results of Operations
(dollar amounts in thousands)

	Predecessor	Successor
	Three Months Ended March 31,
	2004	2005
Sales
Sealing	$226,547	$230,205
Fluid	172,324	160,357
NVH	107,763	89,029
Eliminations and other	(9,650)	(9,450)
	496,984	470,141
Segment profit (loss)
Sealing	1,705	(2,058)
Fluid	22,181	3,349
NVH	13,885	(1,866)
Eliminations and other	(353)	—
	$37,418	$(575)

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Sealing:    Sales increased $3.7 million, or 1.6%, primarily due to favorable foreign exchange ($8 million) offset by lower unit sales volumes and customer price concessions. Segment profit decreased by $3.8 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($8 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($5 million and $1 million, respectively), higher raw materials costs and customer price concessions. Such items were partially offset by favorable impacts of foreign exchange ($1 million), reduced restructuring costs ($3 million) and the favorable impact of various cost savings initiatives.

Fluid:    Sales decreased $12.0 million, or 6.9%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($3 million). Segment profit decreased by $18.8 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($5 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($3 million and $4 million, respectively), higher raw materials costs and customer price concessions. Such items were partially offset by reduced restructuring costs ($1 million) and the favorable impact of various cost savings initiatives.

NVH:    Sales decreased $18.7 million, or 17.4%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($2 million). Segment profit decreased by $15.8 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($3 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($1 million and $1 million, respectively), higher raw materials costs, lower unit sales volumes and price concessions. Such items were partially offset by the favorable impact of various cost savings initiatives.

Restructuring

We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. See the Notes to the combined and consolidated financial statements for discussion of restructuring activities during the three months ended March 31, 2004 and 2005.

Liquidity and Capital Resources

Operating Activities:    Cash flow provided by operations in 2005 was $29.0 million. Working capital was essentially flat with increased accounts receivable offset by increased accrued liabilities. Cash flow provided by operations in the three months ended March 31, 2004 was $32.4 million, after a $14.7 million increase in working capital due primarily to increased accounts receivable offset by increased accounts payable. The change between the two periods resulted primarily from lower net income in 2005 offset by an increase in non-cash adjustments to net income and flat working capital. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs even if business levels are lower than presently forecast.

Investing Activities:    Cash used in investing activities, consisting of capital spending and payment of transaction advisory fees to one of the Company's primary stockholders, was $15.6 million in 2005 as compared to $6.4 million in 2004, which consisted of capital spending of $12.6 million offset by proceeds from the sale of assets of $6.2 million. We anticipate that we will spend approximately $75 million on capital expenditures in the year ending December 31, 2005. A portion of these capital expenditures in 2004 and 2005 are or will be attributable to new facilities being built in China.

Financing Activities:    Cash used in financing activities prior to the Acquisition related primarily to intercompany activity and were not reflective of our current stand-alone financial structure. Net cash used in financing activities totaled $0.3 million in 2005 as compared to cash provided by financing activities of $36.2 million in 2004.

Since the consummation of the Acquisition, we have been significantly leveraged. As of March 31, 2005, we have outstanding $907.4 million in aggregate indebtedness, with an additional $121.3 million of borrowing capacity available under our revolving credit facility (after giving effect to $3.7 million of outstanding letters of credit). In April 2005, we made the final purchase price payment to Cooper Tire related to settlement of a post-closing working capital adjustment. Such payment totaled $54 million but did not necessitate drawing against our revolving credit facility. Our future liquidity requirements will likely be significant, primarily due to debt service requirements.

Our compliance with many of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to similar financial ratios.

Our covenant levels and ratios for the four quarters ended March 31, 2005 are as follows:

	Covenant Level at March 31, 2005	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	3.5 to 1.0	≥2.5 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.1 to 1.0	≤4.9 to 1.0
Indentures
Consolidated Coverage Ratio	3.5 to 1.0	≥2.0 to 1.0

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations," pursuant to which the total purchase price of the Acquisition, including related fees and expenses, was allocated to our net assets based upon our estimates of fair value.

A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition has been made. However, this allocation may change materially in the future as additional information becomes available, such as final third party valuations of certain assets and liabilities. The increase in the basis of these assets resulted in non-cash charges for future periods, principally related to the step-up in the value of inventory and property, plant and equipment and an increase in the amount of intangible asset amortization.

Cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities were stated at historical carrying values given their short-term nature. Existing debt obligations were stated at historical carrying values given either the short-term nature of these liabilities or the close proximity of the stated interest rates to market rates for similar obligations. Pension and other postretirement benefit obligations and assets have been recorded at the projected benefit obligation less estimated plan assets at fair market value, based on computations made by independent actuaries engaged by the Company. Final determination of allocated plan assets and liabilities for certain plans will be determined upon approval by the Pension Benefit Guaranty Corporation and is expected to occur in 2005. Deferred income taxes have been recorded based on estimates of tax versus book basis of assets acquired and liabilities assumed, adjusted to estimated fair values. Valuation allowances have been established against those assets for which we anticipate that realization is not likely. Property, plant and equipment, identifiable intangible assets, and inventory have been recorded at fair value based on valuations prepared by independent appraisers.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued at $18 million and was based on the royalty savings method which allocates value based on what we would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within our businesses. Customer contracts and relationships were valued at a combined total of $294 million using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all identifiable intangible assets have been valued was $404 million, none of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included our leading market positions, comprehensive product lines and geographically diverse global manufacturing and sales bases.

Recent Accounting Pronouncements

See Note 1 to the combined and consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved.

Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers' needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners' interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Currency Exchange Risk

We are exposed to fluctuations in interest rates and currency exchange rates from our financial instruments. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments are periodically used to reduce the impact of these risks.

As of March 31, 2005, we had $348.9 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $3.5 million per year, assuming no principal repayments or use of financial derivatives.

At March 31, 2005, we had no derivative financial instruments.

Item 4.    Controls and Procedures.

Based on their evaluation as of March 31, 2005, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company. A reserve estimate is established for each matter and updated as additional information becomes available. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds.

In January 2005, pursuant to a subscription agreement, the Company issued 2,500 shares of common stock to a director of the Company in exchange for $250,000 of cash, which was to be used for general corporate purposes.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 11, 2005, the shareholders of the Company met in an annual meeting to elect directors. The Company's directors, Messrs. McElya, Johnson, Way, Spalding, Willinger, Finley, Cardinale and Daly, were reelected as directors of the Company's Board of Directors. The shareholders also elected Messrs. Leo F. Mullin and John C. Kennedy as directors of the Company's Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description of Exhibit
2.1*	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc.
2.2*	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc.
3.3*	Certificate of Incorporation of Cooper-Standard Holdings Inc.
3.4*	Bylaws of Cooper-Standard Holdings Inc.
4.1*	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee
4.2*	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee
4.3*	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc.
4.4*	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc.
4.5**	Form of 7% Senior Notes due 2012, exchange note Global Note
4.6**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note
4.7**	7% Senior Notes due 2012, Rule 144A Global Note
4.8**	7% Senior Notes due 2012, Regulation S Global Note
4.9**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note
4.10**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note

Exhibit No.	Description of Exhibit
10.1*	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents
10.2*	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.3*	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.4*	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent
10.5*	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.6*	Transition Services Agreement by and between Cooper Tire & Rubber Company and Cooper-Standard Holdings Inc., dated as of December 23, 2004
10.7*	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein
10.8*	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein
10.9*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC
10.10*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P.
10.11*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Larry J. Beard
10.12*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Larry J. Beard
10.13*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell
10.14*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell

Exhibit No.	Description of Exhibit
10.15*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Paul C. Gilbert
10.16*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Paul C. Gilbert
10.17*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler
10.18*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler
10.19*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson
10.20*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya
10.21*	Amended and Restated Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James S. McElya
10.22*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James W. Pifer
10.23*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James W. Pifer
10.24*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way
10.25*	Change of Control Severance Pay Plan, dated as of December 23, 2004
10.26*	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan
10.27*	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc.
10.28*	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co.
10.29**	Nishikawa Standard Company Partnership Agreement, dated as of March 23, 1989, by and between Nishikawa of America Inc. and NISCO Holding Company
10.30**	Amendment No. 1 to the Nishikawa Standard Company Partnership Agreement
10.31**	Amendment No. 2 to the Nishikawa Standard Company Partnership Agreement
10.32**	Amendment No. 3 to the Nishikawa Standard Company Partnership Agreement
10.33**	Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company
10.34**	Supplemental Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company
10.35**	Assignment and Assumption of Partnership Interest by and between Nishikawa of America Inc. and NISCO Holding Company
31.1	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
31.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc. (Registration No. 333-123708) filed on March 31, 2005.

** Incorporated by reference to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc. (Registration No. 333-123708) filed on April 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
May 13, 2005	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director
May 13, 2005	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
May 13, 2005	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)