Form 10-Q
period 2005-09-30
Cooper-Standard Holdings Inc.
filed 2005-11-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
(Zip Code)

(248) 596-5900
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No

Number of shares of common stock of registrant outstanding, at November 1, 2005:

3,237,100 shares of common stock, $0.01 par value

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sales	$423,866	$426,655	$1,405,820	$1,385,937
Cost of products sold	362,954	368,324	1,162,647	1,179,960
Gross profit	60,912	58,331	243,173	205,977
Selling, administration & engineering expenses	44,382	39,660	134,161	127,247
Amortization of intangibles	282	7,101	549	21,047
Restructuring	8,408	554	17,330	954
Operating profit	7,840	11,016	91,133	56,729
Interest expense, net of interest income	(21)	(16,544)	(1,680)	(49,418)
Equity earnings (losses)	(54)	658	562	1,945
Other income (expense)	13	4,629	(1,150)	(1,307)
Income (loss) before income taxes	7,778	(241)	88,865	7,949
Provision for income tax expense	2,261	867	25,828	1,866
Net income (loss)	$5,517	$(1,108)	$63,037	$6,083

The accompanying notes are an integral part of these financial statements. See Note 1 for a description of the Predecessor and Successor presentation.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	Successor
	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,658	$59,974
Accounts receivable, net	299,906	343,285
Inventories, net	117,859	102,797
Prepaid expenses	19,994	18,423
Total current assets	521,417	524,479
Property, plant and equipment, net	509,943	479,301
Goodwill	402,598	411,430
Intangibles, net	311,605	293,312
Other assets	54,765	52,121
	$1,800,328	$1,760,643
Liabilities and Stockholders' Equity
Current liabilities:
Debt payable within one year	$13,145	$11,681
Accounts payable	136,543	158,618
Payroll liabilities	57,210	55,745
Accrued liabilities	54,452	71,630
Deferred purchase price payment	53,423	—
Payable to stockholder	8,000	—
Total current liabilities	322,773	297,674
Long-term debt	899,572	893,428
Pension benefits	48,090	44,876
Postretirement benefits other than pensions	87,410	91,005
Deferred tax liabilities	109,885	96,326
Other long-term liabilities	14,438	18,822
Stockholders' equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,192,000 and 3,237,100 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	32	32
Additional paid-in capital	319,168	323,678
Retained earnings (deficit)	(4,545)	1,538
Cumulative other comprehensive income (loss)	3,505	(6,736)
Total stockholders' equity	318,160	318,512
	$1,800,328	$1,760,643

The accompanying notes are an integral part of these financial statements. See Note 1 for a description of the Predecessor and Successor presentation.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005
(UNAUDITED)
(Dollar amounts in thousands)

	Predecessor 2004	Successor 2005
Operating activities:
Net income	$63,037	$6,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,672	59,878
Amortization	951	21,047
Non-cash restructuring charges	5,903	122
Amortization of debt issuance costs	—	2,769
Changes in operating assets and liabilities:
Accounts receivable	(42,686)	(47,612)
Inventories	(8,206)	16,970
Prepaid expenses	(2,555)	1,381
Accounts payable	15,899	25,944
Accrued liabilities	1,693	18,951
Other non-current items	(953)	(23,770)
Net cash provided by operating activities	89,755	81,763
Investing activities:
Property, plant, and equipment	(44,573)	(32,657)
Settlement of working capital adjustment related to Acquisition	—	(54,270)
Payment to stockholder related to Acquisition	—	(8,000)
Cost of other acquisitions, net of cash acquired	—	(11,490)
Proceeds from the sale of assets and other	6,264	847
Net cash used in investing activities	(38,309)	(105,570)
Financing activities:
Increase (decrease) in short-term debt	439	(341)
Principal payments on Acquisition-related debt	—	(6,103)
Principal payments on other borrowings	(2,126)	(2,187)
Net changes in advances from Cooper Tire	(76,151)	—
Proceeds from issuance of stock	—	4,510
Other	—	(509)
Net cash used in financing activities	(77,838)	(4,630)
Effects of exchange rate changes on cash	(17,667)	4,753
Changes in cash and cash equivalents	(44,059)	(23,684)
Cash and cash equivalents at beginning of period	102,599	83,658
Cash and cash equivalents at end of period	$58,540	$59,974

The accompanying notes are an integral part of these financial statements. See Note 1 for a description of the Predecessor and Successor presentation.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Overview

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body sealing, fluid handling, and noise, vibration and harshness control (‘‘NVH’’) components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Change in ownership

The Company acquired the Automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) on December 23, 2004 for a cash purchase price of $1,165 million, subject to adjustment based on the amount of cash and cash equivalents less debt obligations and the difference between targeted working capital and working capital at the closing date (hereafter, the ‘‘Acquisition’’). Additionally, the Company incurred approximately $24 million of direct acquisition costs, principally for investment banking, legal and other professional services, for a total purchase price of $1,250 million. The consolidated balance sheet at December 31, 2004 includes a deferred purchase price payment of $53 million related to the estimated settlement of a post-closing working capital adjustment. Final settlement of the working capital adjustment resulted in a payment of $54 million in April 2005.

At closing, the Company funded the Acquisition through $318 million of equity contributions, $200 million of senior notes (the ‘‘Senior Notes’’), $350 million of senior subordinated notes (the ‘‘Senior Subordinated Notes’’) and revolving credit and term loan facilities (the ‘‘Senior Secured Credit Facilities’’) of $350 million. The Company incurred approximately $28 million of issuance costs associated with these borrowings, which are included in other assets on the consolidated balance sheet. The Company amortizes such costs over the terms of the related borrowings.

Basis of presentation

The accompanying unaudited combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 as of December 31, 2004, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. As a result of the Acquisition on December 23, 2004, the consolidated financial statements of the Company reflect the Acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

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

Successor:    Represents the Company’s consolidated financial position and consolidated results of operations and cash flows for periods following the Acquisition. The financial position as of

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months then ended reflect the preliminary application of purchase accounting relating to the Acquisition and the adjustments required to reflect the assets and liabilities not acquired in the Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

The combined statement of income includes expenses recorded by the Predecessor or directly charged to the Predecessor by Cooper Tire for periods prior to the Acquisition. In addition, the combined statement of income includes an allocation of certain general and administrative corporate expenses from Cooper Tire. These services primarily consisted of compensation and benefits administration, payroll processing, legal services, purchasing, auditing, income tax planning and compliance, treasury services and general corporate management. These allocations totaled $3,719 and $11,157 in the three and nine months ended September 30, 2004, respectively. The allocations were determined based on specific services being provided or were allocated based on net sales, headcount, assets or a combination of these factors and are reported in cost of products sold and selling, administration and engineering expenses in the combined statements of income. In addition, Cooper Tire charged the Predecessor market rate interest expense on net intercompany advances of $0 and $1,907 in the three and nine months ended September 30, 2004, respectively.

The domestic operations of the Predecessor were included in the United States consolidated tax returns of Cooper Tire with current taxes refundable and payable reported in advances from Cooper Tire through the date of the Acquisition. The Predecessor’s provisions for income taxes were computed on a basis consistent with separate returns.

Stock-based compensation

The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The following table illustrates the effect on net income as if the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ had been applied. Amounts related to the Predecessor period represent stock options granted by Cooper Tire to employees of the Predecessor. Amounts related to the Successor period relate to stock options granted by the Company.

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss), as reported	$5,517	$(1,108)	$63,037	$6,083
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of tax	(180)	(133)	(538)	(399)
Pro forma net income (loss)	$5,337	$(1,241)	$62,499	$5,684

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

The fair value for options awarded was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk-free interest rate	2.2%	3.7%	2.2%	3.7%
Dividend yield	2.1%	0.0%	2.1%	0.0%
Expected volatility	34.0%	0.0%	34.0%	0.0%
Expected life (in years)	4.7	6.0	4.7	6.0

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. As a result of changing to a net presentation of cash held in our global cash management vehicle, which we use to pool cash funds from foreign subsidiaries, cash and debt payable within one year both decreased by $79,230 at December 31, 2004 as compared to the previous classification. Additionally, we reclassified our presentation of the statement of cash flows related to non-cash restructuring charges and proceeds from the sale of certain assets. This reclassification increased net cash provided by operating activities by $4,854 for the nine months ended September 30, 2004 as compared to the previous classification with a corresponding decrease to net cash used in investing activities.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Staff Position (‘‘FSP’’) 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004’’, which provides accounting and disclosure guidance for the foreign earnings repatriation provision within the American Jobs Creation Act of 2004. The Act provides a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP 109-2 provides for a period of time beyond the financial reporting period of enactment for a company to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company does not expect the effects of adoption to be significant.

In December 2004, the FASB issued FAS 123R, ‘‘Share-Based Payment’’, that requires companies to expense the value of employee stock options and similar awards. The effective date for application by the Company is interim and annual periods beginning after December 15, 2005. FAS 123R applies to all outstanding and unvested share-based payment awards at a company’s adoption date and allows alternative transition methods. The Company will use the prospective transition method for its options outstanding at January 1, 2006. Accordingly, the adoption of FAS 123R will not have a material impact on the Company’s consolidated financial statements. However, the Company must apply the expense recognition provisions under FAS 123R for any stock options granted subsequent to December 31, 2005.

2.    Goodwill and Intangibles

In connection with the Acquisition, the Company recorded goodwill totaling $402,598 at December 31, 2004. The Company increased goodwill by $8,832 during the nine months ended September 30, 2005 as a result of the settlement of the post-closing working capital adjustment and other purchase price allocation adjustments to recorded assets and liabilities. Due to the close proximity of the Acquisition to the reporting period and the pending completion of the purchase price allocation, goodwill has not been allocated to the applicable reporting units as of September 30, 2005. Such allocation will occur upon completion of the purchase price allocation in 2005.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

The following table presents intangible assets and accumulated amortization balances of the Successor as of September 30, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(13,842)	$127,158	7 to 8 years
Customer relationships	153,000	(5,900)	147,100	20 years
Developed technology	18,200	(1,769)	16,431	6 to 10 years
Other	2,754	(131)	2,623
	$314,954	$(21,642)	$293,312

Amortization expense totaled $7,101 and $282 for the three months ended September 30, 2005 and 2004, respectively, and $21,047 and $549 for the nine months ended September 30, 2005 and 2004, respectively. Estimated amortization expense will total approximately $28,000 for the year ending December 31, 2005.

3.    Restructuring

Successor Actions

In connection with the Acquisition, the Company implemented a restructuring strategy whereby certain manufacturing facilities will be closed and certain businesses will be exited within and outside the U.S. The Company recorded reserves in purchase accounting totaling $3,524 through September 30, 2005 for employee severance and other exit costs. Related costs associated with relocating ongoing operations are recorded to restructuring expense as incurred and totaled approximately $600 through September 30, 2005. A total of approximately 425 employees will be terminated as part of these initiatives, though adjustments may occur as the Company finalizes its plans. Cash payments related to these restructuring activities will extend into 2007. The Company will finalize its restructuring strategy in the fourth quarter of 2005 and record any necessary adjustments to the recorded amounts.

In addition, the Company initiated a restructuring initiative in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total cost of approximately $300, including the termination of 26 employees.

The following table summarizes the activity for the Successor’s initiatives through September 30, 2005:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Expense incurred	316	516	122	954
Purchase price allocation	2,262	1,262	—	3,524
Cash payments	(820)	(515)	—	(1,335)
Utilization of reserve	—	—	(122)	(122)
Balance at September 30, 2005	$1,758	$1,263	$—	$3,021

Predecessor Actions

The Predecessor had an accrual of $700 at January 1, 2004 for employee severance costs related to the closure of a plastics manufacturing facility in Cleveland, OH. This closure was completed in 2004 at a total cost of approximately $4,000 and affected approximately 190 hourly and salaried employees. During the nine months ended September 30, 2004, the Predecessor recorded $700 in employee

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

severance costs and $700 of other exit costs related to this closure. The Predecessor also had an accrual of $2,600 at January 1, 2004 for employee severance costs related to the closure of two manufacturing facilities in the United Kingdom. This initiative was completed in 2004 at a total cost of $18,900 and affected approximately 515 hourly and salaried employees. During the nine months ended September 30, 2004, $5,775 of severance costs were recorded representing amounts to be paid to employees upon their termination. These costs were recorded over the remaining work life of the employees. The Predecessor also recorded asset impairments of $5,900 and other exit costs of $4,200 related to this initiative during the nine months ended September 30, 2004.

In addition to the Cleveland and United Kingdom closures included in the above table, the Predecessor incurred costs of $2,755 during the nine months ended September 30, 2004, related to workforce reductions and other costs associated with closed facilities, primarily in Europe and North America.

The following table summarizes the activity for the Predecessor’s initiatives:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2004	$3,300	$—	$—	$3,300
Expense incurred	6,475	4,955	5,900	17,330
Cash payments	(6,725)	(4,955)	—	(11,680)
Utilization of reserve	—	—	(5,900)	(5,900)
Balance at September 30, 2004	$3,050	$—	$—	$3,050

4.    Inventories

Inventories are comprised of the following:

	December 31, 2004	September 30, 2005
Finished goods	$45,572	$31,212
Work in process	21,423	22,790
Raw materials and supplies	50,864	48,795
	$117,859	$102,797

Inventory at December 31, 2004 includes a $9,806 fair value write-up related to the Acquisition. Such inventory was liquidated as of March 31, 2005 and recorded as an increase to cost of products sold.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

5.    Debt

Outstanding debt consisted of the following at December 31, 2004 and September 30, 2005:

	December 31, 2004	September 30, 2005
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	51,320	49,065
Term Loan B	115,000	114,138
Term Loan C	185,000	183,612
Revolving Credit Facility	—	—
Capital leases and other borrowings	11,397	8,294
Total debt	912,717	905,109
Less: debt payable within one year	(13,145)	(11,681)
Total long-term debt	$899,572	$893,428

As of September 30, 2005, the Company had $15,717 of standby letters of credit outstanding under the Revolving Credit facility leaving $109,283 of availability.

6.    Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine month periods ended September 30, 2004 and 2005 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Predecessor		Successor
	Three Months Ended September 30,
	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,246	$602	$2,171	$822
Interest cost	2,946	952	2,842	922
Expected return on plan assets	(3,393)	(978)	(3,171)	(844)
Amortization of prior service cost and recognized actuarial loss	777	464	—	—
Net periodic benefit cost	$2,576	$1,040	$1,842	$900

	Pension Benefits
	Predecessor		Successor
	Nine Months Ended September 30,
	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6,737	$1,789	$6,514	$2,459
Interest cost	8,836	2,835	8,526	2,769
Expected return on plan assets	(10,178)	(2,911)	(9,512)	(2,511)
Amortization of prior service cost and recognized actuarial loss	2,331	1,387	—	—
Net periodic benefit cost	$7,726	$3,100	$5,528	$2,717

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

	Other Postretirement Benefits		Other Postretirement Benefits
	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Service cost	$723	$772	$2,165	$2,309
Interest cost	1,576	1,399	4,723	4,191
Amortization of prior service cost and recognized actuarial loss	425	—	1,276	—
Net periodic benefit cost	$2,724	$2,171	$8,164	$6,500

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to compute its effective tax rate each quarter based upon its estimated annual effective tax rate. The effective tax rates for the nine months ended September 30, 2004, was 29% as compared to 24% for the nine months ended September 30, 2005. Income tax expense for the three months ended September 30, 2005 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate, which increased during the three months ended September 30, 2005 due primarily to changes in the forecasted distribution of income between U.S. and foreign sources. The income tax rate for 2005 varies from the United States statutory income tax rate due primarily to lower than United States statutory effective income tax rates in certain foreign jurisdictions, the effect of losses in certain foreign jurisdictions for which valuation allowances are recorded, and the benefit of tax credits, primarily in the U.S. During 2005, the Company has recognized a tax benefit for operating losses generated in the United States as the Company believes it is more likely than not that such benefit will be realized.

8.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$5,517	$(1,108)	$63,037	$6,083
Currency translation adjustment	13,499	2,156	(15,788)	(10,241)
Minimum pension liability	66	—	(7)	—
Change in the fair value of derivatives and unrealized gain on marketable securities	6,241	—	2,997	—
Comprehensive income (loss)	$25,323	$1,048	$50,239	$(4,158)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Foreign currency gains (losses)	$301	$4,882	$(511)	$(654)
Minority interest	(276)	(243)	(624)	(660)
Gains (losses) on fixed assets disposals	(12)	(10)	(15)	7
Other income (expense)	$13	$4,629	$(1,150)	$(1,307)

Included in foreign currency gains (losses) in the three and nine months ended September 30, 2005 are unrealized gains of $6,267 and $2,125, respectively, related to indebtedness used to finance the Acquisition, including $6,267 and $3,779, respectively, related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary.

10.    Related Party Transactions

The Predecessor had transactions in the normal course of business with Cooper Tire, including the purchase of raw materials which totaled $4,995 and $17,208 during the three and nine months ended September 30, 2004, respectively. Such purchases are no longer considered related party transactions for periods subsequent to the Acquisition. Additionally, as part of the Acquisition, the Company executed a Transition Services Agreement with Cooper Tire whereby Cooper Tire agreed to provide a number of transitional services to the Company, including payroll, travel and employee benefits administration, treasury, purchasing, employee training, and information technology. The Company agreed to pay Cooper Tire specified amounts for certain of these services on a specific period or an as-needed basis. Cooper Tire's obligation to provide such services generally terminated by June 30, 2005, though payroll services continued through September 30, 2005. The Company incurred approximately $300 and $900 of expenses related to these services in the three and nine months ended September 30, 2005, respectively.

Sales to NISCO, a 50% owned joint venture, totaled $3,290 and $5,690 in the three months ended September 30, 2004 and 2005, respectively, and $10,250 and $15,321 in the nine months ended September 30, 2004 and 2005, respectively.

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

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

11.    Business Segments

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company's business segments:

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sales to external customers
Sealing	$196,469	$205,069	$649,757	$675,550
Fluid	146,977	150,402	485,222	477,356
NVH	80,451	71,049	271,117	232,674
Eliminations and other	(31)	135	(276)	357
Consolidated	423,866	426,655	1,405,820	1,385,937
Intersegment sales
Sealing	6	—	54	23
Fluid	1	3	1	3
NVH	8,509	9,264	26,828	27,792
Eliminations and other	(8,516)	(9,267)	(26,883)	(27,818)
Consolidated	—	—	—	—
Segment profit (loss)
Sealing	(6,595)	(1,074)	8,721	(2,439)
Fluid	11,180	3,968	52,437	18,003
NVH	3,403	(3,135)	28,555	(7,615)
Other	(210)	—	(848)	—
Income (loss) before income taxes	$7,778	$(241)	$88,865	$7,949

Restructuring costs included in segment profit for Sealing, Fluid and NVH totaled $6,815, $1,592 and $0, respectively, for the three months ended September 30, 2004, $13,946, $3,383 and $0, respectively, for the nine months ended September 30, 2004, $511, $43 and $0, respectively, for the three months ended September 30, 2005, and $635, $319 and $0, respectively, for the nine months ended September 30, 2005.

12.    Subsequent Event

On November 2, 2005, the Company announced the planned closure of a manufacturing facility located in the U.S.  The Company will incur costs relating to severance, employee retention, and other exit costs as the result of this closure. Final closure will not occur until late 2006 or early 2007 as production is transferred to other facilities. The Company will record an adjustment to goodwill in the fourth quarter of 2005 to reflect the impact of certain of these exit costs while other costs will be recognized in the Company’s financial results as they are incurred.

13.    Guarantor and Non-Guarantor Subsidiaries

In connection with the Acquisition, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guarantee the notes. The following condensed consolidating and combining financial data provides information regarding the financial position, results of operations and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions).

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share amounts)

COMBINING STATEMENT OF INCOME
For the Three Months Ended September 30, 2004

	Predecessor
					Combined
	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$147.7	$77.1	$214.1	$(15.0)	$423.9
Cost of products sold	137.4	62.5	178.1	(15.0)	363.0
Selling, admin, & engineering expenses	28.5	4.2	11.6	—	44.3
Amortization of intangibles	0.2	—	0.1	—	0.3
Restructuring	0.6	—	7.8	—	8.4
Operating profit	(19.0)	10.4	16.5	—	7.9
Interest expense, net of interest income	—	—	—	—	—
Equity earnings (losses)	(0.1)	—	—	—	(0.1)
Other income (expense)	3.5	—	(3.6)	—	(0.1)
Income (loss) before income taxes	(15.6)	10.4	12.9	—	7.7
Provision for income tax expense (benefit)	(4.1)	2.6	3.7	—	2.2
Income (loss) before equity in income (loss) of subsidiaries	(11.5)	7.8	9.2	—	5.5
Equity in net income (loss) of subsidiaries	17.0	—	—	(17.0)	—
NET INCOME (LOSS)	$5.5	$7.8	$9.2	$(17.0)	$5.5

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2005

	Successor
						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$135.8	$77.1	$230.2	$(16.5)	$426.6
Cost of products sold	—	123.2	63.2	198.5	(16.5)	368.4
Selling, admin, & engineering expenses	—	24.2	6.5	8.9	—	39.6
Amortization of intangibles	—	7.0	0.1	—	—	7.1
Restructuring	—	0.5	—	—	—	0.5
Operating profit	—	(19.1)	7.3	22.8	—	11.0
Interest expense, net of interest income	—	(14.0)	—	(2.5)	—	(16.5)
Equity earnings (losses)	—	—	0.6	—	—	0.6
Other income (expense)	—	5.8	—	(1.2)	—	4.6
Income (loss) before income taxes	—	(27.3)	7.9	19.1	—	(0.3)
Provision for income tax expense (benefit)	—	(12.8)	3.8	9.8	—	0.8
Income (loss) before equity in income (loss) of subsidiaries	—	(14.5)	4.1	9.3	—	(1.1)
Equity in net income (loss) of subsidiaries	(1.1)	13.4	—	—	(12.3)	—
NET INCOME (LOSS)	$(1.1)	$(1.1)	$4.1	$9.3	$(12.3)	$(1.1)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

COMBINING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2004

	Predecessor
					Combined
	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$485.3	$255.5	712.4	$(47.4)	$1,405.8
Cost of products sold	436.6	200.9	572.5	(47.4)	1,162.6
Selling, admin, & engineering expenses	87.3	13.9	32.9	—	134.1
Amortization of intangibles	0.4	—	0.2	—	0.6
Restructuring	1.4	—	15.9	—	17.3
Operating profit	(40.4)	40.7	90.9	—	91.2
Interest expense, net of interest income	(0.4)	—	(1.3)	—	(1.7)
Equity earnings (losses)	(0.1)	0.6	—	—	0.5
Other income (expense)	12.0	—	(13.2)	—	(1.2)
Income (loss) before income taxes	(28.9)	41.3	76.4	—	88.8
Provision for income tax expense (benefit)	(7.6)	10.4	23.0	—	25.8
Income (loss) before equity in income (loss) of subsidiaries	(21.3)	30.9	53.4	—	63.0
Equity in net income (loss) of subsidiaries	84.3	—	—	(84.3)	—
NET INCOME (LOSS)	$63.0	$30.9	$53.4	$(84.3)	$63.0

CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2005

	Successor
						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$443.7	$246.7	$744.8	$(49.3)	$1,385.9
Cost of products sold	—	406.0	197.9	625.4	(49.3)	1,180.0
Selling, admin, & engineering expenses	—	77.1	16.5	33.6	—	127.2
Amortization of intangibles	—	21.0	0.1	—	—	21.1
Restructuring	—	0.6	—	0.3	—	0.9
Operating profit	—	(61.0)	32.2	85.5	—	56.7
Interest expense, net of interest income	—	(41.4)	—	(8.0)	—	(49.4)
Equity earnings (losses)	—	(0.1)	2.0	—	—	1.9
Other income (expense)	—	22.0	—	(23.3)	—	(1.3)
Income (loss) before income taxes	—	(80.5)	34.2	54.2	—	7.9
Provision for income tax expense (benefit)	—	(34.8)	14.7	21.9	—	1.8
Income (loss) before equity in income (loss) of subsidiaries	—	(45.7)	19.5	32.3	—	6.1
Equity in net income (loss) of subsidiaries	6.1	51.8	—	—	(57.9)	—
NET INCOME (LOSS)	$6.1	$6.1	$19.5	$32.3	$(57.9)	$6.1

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
December 31, 2004

	Successor
						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$32.9	$—	$50.8	$—	$83.7
Accounts receivable, net	—	77.7	48.8	173.4	—	299.9
Inventories	—	45.4	13.8	58.6	—	117.8
Other	—	4.7	1.0	14.3	—	20.0
Total current assets	—	160.7	63.6	297.1	—	521.4
Investments in affiliates and intercompany accounts, net	318.2	(1.3)	345.8	199.4	(838.4)	23.7
Property, plant, and equipment, net	—	142.0	93.1	274.8	—	509.9
Goodwill	—	403.1	—	(0.5)	—	402.6
Other assets	—	321.5	—	21.2	—	342.7
	$318.2	$1,026.0	$502.5	$792.0	$(838.4)	$1,800.3
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$8.5	$0.2	$4.5	$—	$13.2
Accounts payable	—	40.8	10.7	85.0	—	136.5
Accrued liabilities	—	129.1	5.0	39.0	—	173.1
Total current liabilities	—	178.4	15.9	128.5	—	322.8
Long-term debt	—	727.2	—	172.4	—	899.6
Other long-term liabilities	—	224.4	(0.1)	35.4	—	259.7
	—	1,130.0	15.8	336.3	—	1,482.1
Total stockholders' equity	318.2	(104.0)	486.7	455.7	(838.4)	318.2
	$318.2	$1,026.0	$502.5	$792.0	$(838.4)	$1,800.3

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
September 30, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$(9.5)	$—	$69.5	$—	$60.0
Accounts receivable, net	—	92.6	65.4	185.3	—	343.3
Inventories	—	31.2	17.6	54.0	—	102.8
Other	—	3.8	1.4	13.2	—	18.4
Total current assets	—	118.1	84.4	322.0	—	524.5
Investments in affiliates and intercompany accounts, net	318.5	(4.4)	363.6	211.4	(867.5)	21.6
Property, plant, and equipment, net	—	123.0	87.8	268.5	—	479.3
Goodwill	—	411.4	—	—	—	411.4
Other assets	—	313.1	2.4	8.3	—	323.8
	$318.5	$961.2	$538.2	$810.2	$(867.5)	$1,760.6
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.7	$—	$11.7
Accounts payable	—	54.8	21.8	82.0		158.6
Accrued liabilities	—	69.2	4.1	54.1	—	127.4
Total current liabilities	—	126.0	25.9	145.8	—	297.7
Long-term debt	—	732.0	—	161.4	—	893.4
Other long-term liabilities	—	206.6	14.7	29.7	—	251.0
	—	1,064.6	40.6	336.9	—	1,442.1
Total stockholders' equity	318.5	(103.4)	497.6	473.3	(867.5)	318.5
	$318.5	$961.2	$538.2	$810.2	$(867.5)	$1,760.6

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

COMBINING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(6.5)	$14.9	$81.1	$0.3	$89.8
INVESTING ACTIVITIES
Property, plant, and equipment	(11.6)	(9.3)	(23.7)	—	(44.6)
Proceeds from the sale of assets and other	6.2	—	0.1	—	6.3
Net cash used in investing activities	(5.4)	(9.3)	(23.6)	—	(38.3)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	—	—	0.4	—	0.4
Principal payments on long-term debt	(0.3)	(0.4)	(1.4)	—	(2.1)
Equity contributions	—	—	12.5	(12.5)	—
Net changes in advances from parent	3.2	(5.2)	(86.5)	12.3	(76.2)
Net cash provided by (used in) financing activities	2.9	(5.6)	(75.0)	(0.2)	(77.9)
Effects of exchange rate changes on cash	0.3	—	(18.0)	—	(17.7)
Changes in cash and cash equivalents	(8.7)	(0.0)	(35.5)	0.1	(44.1)
Cash and cash equivalents at beginning of period	7.4	—	95.2	—	102.6
Cash and cash equivalents at end of period	$(1.3)	$(0.0)	$59.7	$0.1	$58.5

Depreciation and amortization	$21.4	$7.5	$28.7	$—	$57.6

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$4.1	$14.0	$63.7	$—	$81.8
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.3)	(13.8)	(8.5)	—	(32.6)
Settlement of working capital adjustment related to Acquisition	—	(54.3)	—	—	—	(54.3)
Payment to stockholder related to Acquisition	—	(8.0)	—	—	—	(8.0)
Cost of other acquisitions, net of cash acquired	—	—	—	(11.5)	—	(11.5)
Proceeds from the sale of assets and other	—	0.7	—	0.1	—	0.8
Net cash used in investing activities	—	(71.9)	(13.8)	(19.9)	—	(105.6)
FINANCING ACTIVITIES
Increase (decrease) in short-term debt	—	—	—	(0.3)	—	(0.3)
Principal payments on Acquisition-related debt	—	(1.4)	—	(4.7)		(6.1)
Principal payments on other borrowings	—	(0.3)	(0.2)	(1.7)	—	(2.2)
Equity contributions	4.5	—	—	—		4.5
Net change in intercompany advances	(4.5)	27.6	—	(23.1)	—	—
Other	—	(0.5)	—	—	—	(0.5)
Net cash provided by (used in) financing activities	—	25.4	(0.2)	(29.8)	—	(4.6)
Effects of exchange rate changes on cash	—	—	—	4.7	—	4.7
Changes in cash and cash equivalents	—	(42.4)	(0.0)	18.7	—	(23.7)
Cash and cash equivalents at beginning of period	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of period	$—	$(9.5)	$(0.0)	$69.5	$—	$60.0

Depreciation and amortization	$—	$39.6	$9.0	$32.3	$—	$80.9

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) presents information related to the consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results for the periods reported, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. An important qualification regarding the ‘‘forward-looking statements’’ made in this discussion is then presented.

Basis of Presentation

The Company acquired the Automotive segment of Cooper Tire on December 23, 2004. The Predecessor (see below) did not historically operate as a stand-alone business, but as a reportable business segment of Cooper Tire. The audited and unaudited financial information of the Predecessor represents the business as it historically operated and includes certain assets and liabilities, principally related to closed plants or those in the process of being closed, which were not acquired or assumed as part of the Transactions, and also includes U.S. pension program balances previously held at the parent company. Also, due to the change in ownership in the Acquisition, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor have been prepared on different bases for the periods presented and are not comparable.

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

Successor:    Represents the Company’s consolidated financial position and consolidated results of operations and cash flows for periods following the Acquisition. The financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months then ended reflect the preliminary application of purchase accounting, described below, relating to the Acquisition and the adjustments required to reflect the assets and liabilities not acquired in the Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

As a result of the foregoing, the historical financial information for periods prior to December 24, 2004 may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for such periods.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to the J.D. Power-LMC Quarter Three Automotive Production Report, light vehicle production in North America is expected to be 15.6 million units in 2005 as compared to 15.7 million units produced in 2004. European production levels in 2005 are expected to be 20.1 million units as compared to 20.2 million units in 2004. Light vehicle production in South America is expected to increase to nearly 2.8 million vehicles in 2005 from 2.5 million vehicles produced in 2004.

In the third quarter of 2005, our business was negatively impacted by reduced OEM production volumes, primarily in North America, including shutdowns at certain of our customers’ plants. According to J.D. Power-LMC, actual North America and Europe light vehicle production volumes were 3.6 million and 4.4 million units, respectively, as compared to 3.6 million and 4.6 million units, respectively, for the third quarter of 2004. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by favorable foreign currency translation.

According to J.D. Power-LMC, North America and Europe light vehicle production in the fourth quarter is estimated at 3.8 million and 5.1 million units, respectively, which is flat with 2004. Our performance in 2005 has been, and will continue to be, impacted by changes in light vehicle production volumes, customer pricing pressures and the cost of raw materials.

Consolidated Results of Operations

(dollar amounts in thousands)

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sales	$423,866	$426,655	$1,405,820	$1,385,937
Cost of products sold	362,954	368,324	1,162,647	1,179,960
Gross profit	60,912	58,331	243,173	205,977
Selling, administration & engineering expenses	44,382	39,660	134,161	127,247
Amortization of intangibles	282	7,101	549	21,047
Restructuring	8,408	554	17,330	954
Operating profit	7,840	11,016	91,133	56,729
Interest expense, net of interest income	(21)	(16,544)	(1,680)	(49,418)
Equity earnings (losses)	(54)	658	562	1,945
Other income (expense)	13	4,629	(1,150)	(1,307)
Income before income taxes	7,778	(241)	88,865	7,949
Provision for income tax expense	2,261	867	25,828	1,866
Net income (loss)	$5,517	$(1,108)	$63,037	$6,083

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Sales:    Consolidated sales increased $2.8 million, or 0.7%, in 2005. This increase resulted primarily from favorable foreign exchange rates ($13.3 million) offset by lower unit sales volumes coupled with customer price concessions.

Gross Profit:    Gross profit decreased $2.6 million to 13.7% of sales in 2005 as compared to 14.4% of sales in 2004. The decrease resulted primarily from the aforementioned volume and pricing factors combined with increased raw materials costs, especially increased steel, synthetic rubber and resin prices. Such negative items were offset by the favorable impact of various cost savings initiatives.

Selling, Administration and Engineering:    Selling, administration and engineering expenses were lower in 2005 by $4.7 million, or 10.6%, due to lower costs experienced thus far associated with operating as a stand-alone company and reduced incentive compensation based on the Company's 2005 profitability offset partially by inflationary increases in wages and benefits.

Amortization of Intangibles:    Amortization increased in 2005 due to the amortization of intangible assets recorded as a result of the Acquisition.

Interest Expense, net:    The increase in interest expense of $16.5 million in 2005 resulted primarily from indebtedness used to finance the Acquisition.

Other Income (Expense):    Other income increased $4.6 million in 2005 due primarily to foreign exchange gains, including a gain of $6.3 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary.

Provision for Income Tax Expense (Benefit):    Our income tax decreased during 2005 due to a reduction in income before income taxes combined with changes in the distribution of income between U.S. and foreign sources and the relative impact of permanent differences to the small amount of income before income taxes. Income tax expense for the three months ended

September 30, 2005 reflects adjustments necessary to recognize year to date income tax expense at the Company’s expected annual effective tax rate, which increased during the three months ended September 30, 2005 due primarily to changes in the forecasted distribution of income between U.S. and foreign sources.

Nine months Ended September 30, 2005 Compared with Nine months Ended September 30, 2004

Sales:    Consolidated sales decreased $19.9 million, or 1.4%, in 2005. This decrease resulted primarily from lower unit sales volumes coupled with customer price concessions. Such decreases were offset by favorable foreign exchange rates ($44.7 million).

Gross Profit:    Gross profit decreased $37.2 million to 14.9% of sales in 2005 as compared to 17.3% of sales in 2004. This decrease includes a $9.8 million increase to cost of products sold in 2005 due to liquidation of the inventory fair value adjustment recorded in 2004 as a result of the Acquisition. The decrease in gross profit also resulted from the aforementioned volume and pricing factors and higher raw materials costs, especially increased steel, synthetic rubber and resin prices. Such negative items were offset by the favorable impact of various cost savings initiatives.

Selling, Administration and Engineering:    Selling, administration and engineering expenses were lower in 2005 by $6.9 million, or 5.2%, due to lower costs experienced thus far associated with operating as a stand-alone company and reduced incentive compensation based on the Company's 2005 profitability offset by inflationary increases in wages and benefits.

Amortization of Intangibles:    Amortization increased in 2005 due to the amortization of intangible assets recorded as a result of the Acquisition.

Interest Expense, net:    The increase in interest expense of $47.7 million in 2005 resulted primarily from indebtedness used to finance the Acquisition.

Other Income (Expense):    Other expense increased $0.2 million in 2005 due primarily to a slight increase in net foreign exchange losses. Such net losses included a gain of $3.8 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, offset by losses of $1.6 million related to other indebtedness used to finance the Acquisition.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased from 29.1% in 2004 to 23.5% in 2005 due primarily to changes in the distribution of income between U.S. and foreign sources and the relative impact of permanent differences to income before income taxes. We currently anticipate an overall 23.5% effective tax rate for the year ending December 31, 2005.

Segment Results of Operations

(dollar amounts in thousands)

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Sales
Sealing	$196,469	$205,069	$649,757	$675,550
Fluid	146,977	150,402	485,222	477,356
NVH	80,451	71,049	271,117	232,674
Eliminations and other	(31)	135	(276)	357
	423,866	426,655	1,405,820	1,385,937
Segment profit (loss)
Sealing	(6,595)	(1,074)	8,721	(2,439)
Fluid	11,180	3,968	52,437	18,003
NVH	3,403	(3,135)	28,555	(7,615)
Eliminations and other	(210)	—	(848)	—
	$7,778	$(241)	$88,865	$7,949

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Sealing:     Sales increased $8.6 million, or 4.4%, primarily due to favorable foreign exchange ($8.2 million) and favorable platform mix offset by customer price concessions. Segment loss decreased by $5.5 million as the result of favorable impacts of foreign exchange ($1.2 million), reduced restructuring costs ($6.3 million), and the favorable impact of various cost savings initiatives. Such items were offset by increased interest costs on indebtedness used to finance the Acquisition ($8.4 million) and amortization of intangible assets recorded as a result of the Acquisition ($1.4 million) combined with higher raw materials costs and customer price concessions.

Fluid:     Sales increased $3.4 million, or 2.3%, due to favorable foreign exchange ($2.8 million), the acquisition of a facility in Mexico in July ($5.4 million) and higher unit sales volumes offset by customer price concessions and production mix. Segment profit decreased by $7.2 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($5.6 million) and amortization of intangible assets recorded as a result of the Acquisition ($4.4 million) combined with higher raw materials costs and customer price concessions. Such items were offset by reduced restructuring costs ($1.5 million) and the favorable impact of various cost savings initiatives.

NVH:    Sales decreased $9.4 million, or 11.7%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($2.3 million). Segment profit decreased by $6.5 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($2.5 million) and amortization of intangible assets recorded as a result of the Acquisition ($1.3 million) combined with lower unit sales volumes and price concessions. Such items were offset by the favorable impact of various cost savings initiatives.

Nine months Ended September 30, 2005 Compared with Nine months Ended September 30, 2004

Sealing:    Sales increased $25.8 million, or 4.0%, primarily due to favorable foreign exchange ($28.0 million) and favorable platform mix offset by customer price concessions. Segment profit decreased by $11.2 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($24.7 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($5.2 million and $4.3 million, respectively), higher raw materials costs, and customer price concessions. Such items were offset by favorable foreign exchange ($3.6 million), reduced restructuring costs ($13.3 million), higher unit sales volumes and the favorable impact of various cost savings initiatives.

Fluid:    Sales decreased $7.9 million, or 1.6%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($9.5 million) and the acquisition of a facility in Mexico in July ($5.4 million). Segment profit decreased by $34.4 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($15.7 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($3.2 million and $12.7 million, respectively), higher raw materials costs, lower unit sales volumes, and customer price concessions. Such items were offset by reduced restructuring costs ($3.1 million) and the favorable impact of various cost savings initiatives.

NVH:     Sales decreased $38.4 million, or 15.2%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($7.2 million). Segment profit decreased by $36.2 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($7.3 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($1.4 million and $3.9 million, respectively), higher raw materials costs, lower unit sales volumes, and customer price concessions. Such items were offset by the favorable impact of various cost savings initiatives.

Restructuring

We continually evaluate alternatives to align our business with the changing needs of our customers and to lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. See the Notes to the combined and consolidated financial statements for discussion of restructuring activities during the three and nine months ended September 30, 2004 and 2005.

Liquidity and Capital Resources

Operating Activities:    Cash flow provided by operations in 2005 was $81.8 million as compared to $89.8 million in 2004. The change between the two periods resulted primarily from significantly lower net income in 2005 offset by an increase in non-cash adjustments to net income. We anticipate that cash flows from operations for the next twelve months will be positive and should be sufficient to meet our capital expenditures and working capital needs even if business levels are lower than presently forecast.

Investing Activities:    Cash used in investing activities was $105.6 million in 2005 as compared to $38.3 million in 2004. This change resulted primarily from payment of the working capital adjustment related to the Acquisition ($54.3 million), payment of transaction advisory fees to one of the Company’s primary stockholders ($8.0 million) and the acquisition of a facility in Mexico. We anticipate that we will spend no more than $75 million on capital expenditures in the year ending December 31, 2005. A portion of the capital expenditures in 2004 and 2005 are or will be attributable to new facilities being built in China.

Financing Activities:    Cash used in financing activities prior to the Acquisition related primarily to intercompany activity and is not reflective of our current stand-alone financial structure. Net cash used in financing activities totaled $4.6 million in 2005 as compared to $77.8 million in 2004, of which $76.2 million related to intercompany advances with Cooper Tire.

Since the consummation of the Acquisition, we have been significantly leveraged. As of September 30, 2005, we have $905.1 million outstanding in aggregate indebtedness, with an additional $109.3 million of borrowing capacity available under our revolving credit facility (after giving effect to $15.7 million of outstanding letters of credit). In April 2005, we made the final purchase price payment to Cooper Tire related to settlement of a post-closing working capital adjustment. Such payment totaled $54 million but did not necessitate drawing against our revolving credit facility. Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due the first quarter of the following fiscal year or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also partially tied to similar financial ratios. We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the credit agreement as Consolidated EBITDA.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Indentures EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Indentures EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Indentures EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Indentures EBITDA may not be comparable to similarly titled measures of other companies.

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

The following table reconciles net income to EBITDA and Indentures EBITDA (dollars in millions):

	Predecessor	Successor	Predecessor	Successor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$5.5	$(1.1)	$63.0	$6.1
Provision for income tax expense	2.3	0.9	25.8	1.9
Interest expense, net of interest income	—	16.5	1.7	49.4
Depreciation and amortization	18.4	27.2	57.7	80.9
EBITDA	26.2	43.5	148.2	138.3
Restructuring	8.4	0.6	17.3	1.0
Production move (1)	1.0	—	3.3	—
Foreign exchange gain (2)	—	(6.3)	—	(2.1)
Pension amortization (3)	1.4	—	4.1	—
Inventory write-up (4)	—	—	—	9.8
Tooling write-up (5)	—	1.2	—	2.0
	37.0	39.0	172.9	149.0
Equity earnings in joint venture (6)	0.1	(0.6)	(0.6)	(2.0)
Indentures EBITDA	$37.1	$38.4	$172.3	$147.0

Additionally, included in the Predecessor’s results of operations are costs of $1.1 million and $3.7 million, respectively, in the three and nine months ended September 30, 2004, related to corporate expenses of Cooper Tire allocated to the Company in excess of our estimate of costs to operate on a stand-alone basis.

(1)	Non-recurring costs from the movement of Cleveland facility OEM production to other facilities.

(2)	Unrealized foreign exchange gains on Acquisition-related indebtedness.

(3)	Amortized pension losses eliminated in 2005 as the result of purchase accounting.

(4)	A one-time write-up of inventory to fair value at the date of acquisition.

(5)	Purchase accounting adjustment related to tooling projects at the date of acquisition.

(6)	The Company’s share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended September 30, 2005 are as follows:

	Covenant Level at September 30, 2005	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	3.1 to 1.0	≥ 2.5 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.5 to 1.0	≤ 4.9 to 1.0
Indentures
Consolidated Coverage Ratio	3.2 to 1.0	≥ 2.0 to 1.0

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, ‘‘Business Combinations,’’ pursuant to which the total purchase price of the Acquisition, including related fees and expenses, was allocated to our net assets based upon our estimates of fair value.

A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition has been made. However, this allocation may change materially in the future as additional information becomes available, such as final third party valuations of certain assets and liabilities. The increase in the basis of these assets will result in non-cash charges for future periods, principally related to the step-up in the value of property, plant and equipment and an increase in the amount of intangible asset amortization.

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

The resulting goodwill after all identifiable intangible assets have been valued was $409 million at September 30, 2005, none of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included our leading market positions, comprehensive product lines and geographically diverse global manufacturing and sales bases.

Recent Accounting Pronouncements

See Note 1 to the combined and consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are ‘‘forward-looking statements’’ as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved.

Such risks, uncertainties and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

As of September 30, 2005, we had $346.8 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $3.5 million per year, assuming no principal repayments or use of financial derivatives.

At September 30, 2005, we had no derivative financial instruments in place.

Item 4.    Controls and Procedures.

Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by

Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
2.1*	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc.
2.2*	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc.
3.3*	Certificate of Incorporation of Cooper-Standard Holdings Inc.
3.4*	Bylaws of Cooper-Standard Holdings Inc.
4.1*	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee
4.2*	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee
4.3*	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc.
4.4*	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc.
4.5**	Form of 7% Senior Notes due 2012, exchange note Global Note
4.6**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note
4.7**	7% Senior Notes due 2012, Rule 144A Global Note
4.8**	7% Senior Notes due 2012, Regulation S Global Note
4.9**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note
4.10**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note
10.1*	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents

Exhibit No.	Description of Exhibit
10.2*	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.3*	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.4*	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent
10.5*	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent
10.6*	Transition Services Agreement by and between Cooper Tire & Rubber Company and Cooper-Standard Holdings Inc., dated as of December 23, 2004
10.7*	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein
10.8*	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein
10.9*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC
10.10*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P.
10.11*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Larry J. Beard
10.12*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Larry J. Beard
10.13*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell
10.14*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell
10.15*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Paul C. Gilbert
10.16*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Paul C. Gilbert
10.17*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler
10.18*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler
10.19*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson

Exhibit No.	Description of Exhibit
10.20*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya
10.21*	Amended and Restated Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James S. McElya
10.22*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James W. Pifer
10.23*	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James W. Pifer
10.24*	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way
10.25*	Change of Control Severance Pay Plan, dated as of December 23, 2004
10.26*	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan
10.27*	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc.
10.28*	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co.
10.29**	Nishikawa Standard Company Partnership Agreement, dated as of March 23, 1989, by and between Nishikawa of America Inc. and NISCO Holding Company
10.30**	Amendment No. 1 to the Nishikawa Standard Company Partnership Agreement
10.31**	Amendment No. 2 to the Nishikawa Standard Company Partnership Agreement
10.32**	Amendment No. 3 to the Nishikawa Standard Company Partnership Agreement
10.33**	Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company
10.34**	Supplemental Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company
10.35**	Assignment and Assumption of Partnership Interest by and between Nishikawa of America Inc. and NISCO Holding Company
10.36***	Subscription Agreement, dated as of October 27, 2005, between John C. Kennedy and the Company
10.37***	Subscription Agreement, dated as of October 27, 2005, between Leo F. Mullin and the Company
10.38***	Form of Nonqualified Stock Option Agreement (outside directors)
10.39***	Amendment to the 2004 CSA Acquisition Corp. Stock Incentive Plan
31.1	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc. (Registration No. 333-123708) filed on March 31, 2005.

**	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc. (Registration No. 333-123708) filed on April 15, 2005.

***	Incorporated by reference to the exhibits filed with the current report on Form 8-K of the Company filed on November 2, 2005 (Commission File No. 333-123708).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 14, 2005	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director

November 14, 2005	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

November 14, 2005	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)