Form 10-K
period 2005-12-31
Cooper-Standard Holdings Inc.
filed 2006-03-31
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-123708

COOPER-STANDARD HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39550 Orchard Hill Place Drive
Novi, Michigan 48375
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:

(248) 596-5900

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No

The number of the registrant’s shares of common stock, $0.01 par value per share, outstanding as of March 21, 2006 was 3,238,100 shares.

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant as of March 21, 2006 was $0.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Item 1.	Business

The terms the ‘‘Company,’’ ‘‘Cooper-Standard,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ in this Form 10-K refer to Cooper-Standard Holdings Inc. and its consolidated subsidiaries, unless the context requires otherwise.

General:

The Company is a leading global manufacturer of body sealing, fluid handling, and noise, vibration, and harshness control (‘‘NVH’’) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries. The Company’s principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and its telephone number is (248) 596-5900. We also maintain a website at www.cooperstandard.com, which is not a part of this Form 10-K.

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’ or the ‘‘FHS business’’) pursuant to a Stock and Asset Purchase Agreement between ITT Industries, Inc. and Cooper-Standard Automotive Inc. dated as of December 4, 2005. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 23). Except as otherwise indicated or unless the context requires otherwise, this Form 10-K does not reflect the acquisition of FHS.

We believe that we are the largest global producer of body sealing systems, the largest North American producer in the NVH control business, and, with the acquisition of FHS, the second largest global producer of the types of fluid handling products that we manufacture. Approximately 90% of our sales in 2005 were to automotive original equipment manufacturers (‘‘OEMs’’), including Ford, General Motors, DaimlerChrysler (collectively, the ‘‘Big 3’’), Audi, BMW, Fiat, Honda, Jaguar, Mercedes Benz, Porsche, PSA Peugeot Citroën, Renault/Nissan, Toyota, Volkswagen, and Volvo. The remaining 10% of our 2005 sales were primarily to Tier I and Tier II suppliers. In 2005, our products were found in all of the 20 top-selling models in North America and in 16 of the 20 top-selling models in Europe.

We operate in 40 manufacturing locations and eight design, engineering, and administrative locations in 14 countries around the world. Our net sales have grown from $1.5 billion for the year ended December 31, 2001, to $1.8 billion for the year ended December 31, 2005. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview’’.

The Company’s principal shareholders are The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our ‘‘Sponsors.’’ Each of the Sponsors, including their respective affiliates, currently owns approximately 49.1% of the equity of Cooper-Standard Holdings Inc. See ‘‘Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.’’

On December 23, 2004, Cooper-Standard Holdings Inc. acquired the automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) for a cash purchase price of approximately $1,165 million, excluding fees and working capital adjustments (hereafter, the ‘‘Acquisition’’). Cooper-Standard Holdings Inc. had no operations or operating subsidiaries prior to the Acquisition. The Company funded the Acquisition through $318 million of equity contributions, $200 million of senior notes (the ‘‘Senior Notes'’), $350 million of senior subordinated notes (the ‘‘Senior Subordinated Notes’’), and $350 million of term loan facilities and $125 million revolving credit facility (the ‘‘Senior Credit Facilities’’). See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation— Liquidity and Capital Resources’’ and ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 18 and 9, respectively), for further descriptions of the equity contributions and of the Senior Notes, Senior Subordinated Notes, and Senior Credit Facilities.

Some market data and other statistical information used throughout this Form 10-K are based on data available from CSM Worldwide and J.D. Power-LMC, independent market research firms. Other data are based on our good faith estimates, which are derived from our review of internal surveys, as well as third party sources. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses and estimates of our and our competitors' products and capabilities.

Strategy:

We intend to maintain our position as one of the world's leading automotive suppliers of body sealing, fluid handling, and NVH control systems by focusing on the following key strategic areas:

Strengthening Relationships with the Big 3 and Expanding Relationships with other OEMs

We plan to strengthen our leading positions with the Big 3 while aggressively pursuing additional business opportunities with New American Manufacturers (‘‘NAMs’’) and European and Asian OEMs. The Big 3 are highly valued customers and have consistently produced stable platforms with generally predictable revenue streams spread among all platform categories, including cars, light trucks, and SUVs. However, we believe NAMs and European and Asian OEMs will provide significant opportunities to further grow our business, especially as Asian OEMs have been rapidly penetrating North American and European markets, and Asian markets are relatively young and growing at a higher rate than other automotive markets. In particular, China's light vehicle market is projected to grow at a 14% compound annual growth rate (‘‘CAGR’’) between 2005 and 2010, according to J.D. Power-LMC estimates, which will make it the world's fastest growth market.

To further strengthen our customer relationships, we plan to continue to focus on our program management capabilities, engineering excellence, and customer service, and to utilize our technological and design capabilities to enhance the value we offer our customers. We will continue to seek customer feedback with respect to quality manufacturing, design and engineering, delivery, and after-sales support in an effort to provide the highest level of customer service and responsiveness. We believe our efforts have been successful to date as we continue to be awarded content on the Big 3's most important platforms. We have also achieved several recent successes with other OEMs, such as Nissan, Toyota, and Mercedes Benz. In Asia, and particularly in China, we have been successful in entering new markets and are developing a substantial manufacturing and marketing presence to serve local OEMs and to follow our customers as they expand into these markets. We operate four manufacturing locations in China, including one acquired in the FHS transaction, which provide products and services to Ford in China and to Chery Automotive, a Chinese OEM.

Targeting high-volume vehicle platforms and increasing content per vehicle

We intend to target high-volume platforms and to maximize the amount of content we provide to each platform. We expect that high-volume platforms will allow us to efficiently gain market share, create greater economies of scale, and provide more opportunities to realize cost savings from our Lean initiatives program. Supplying OEMs' high-volume platforms is increasingly important as OEMs are using fewer platforms over a greater number of vehicle models. Maximizing content-per-vehicle is important not only to increase revenue per vehicle, but also to increase our relative importance to the platform and strengthen our customer relationships as the OEMs continue to consolidate their supplier base.

By leveraging our extensive product portfolio and providing superior customer service and product innovations, we have been and expect to continue to be successful in winning significant business on high-volume platforms.

Developing new modular solutions and other value-added products

We believe that significant opportunities exist to grow our current portfolio of products, including components as well as complete sub-systems, modules, and assemblies, by continuing to design, develop and launch new products that distinguish us from our competitors. As a leader in design, engineering, and technical capabilities, we are able to focus on improving products, developing new technologies, and implementing more efficient processes in each of our three product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle's aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust, and noise. Our fluid handling modules and sub-systems are designed to increase functionality and decrease cost to the OEM, which can be the deciding factor in winning new business. Our NVH control products are a fundamental part of the driving experience and can be important to the vehicle's quality.

To remain a leader in new product innovation, we will continue to invest in research and development and to focus on new technologies, materials, and designs. We believe that extensive use of Design for Six Sigma and other development strategies and techniques has led to some of our most successful recent product innovations, including our ESP Thermoplastic Glassruns (body sealing), a proprietary plastics-to-aluminum overmolding process (fluid handling), and our Truck Tuff Hydromounts (NVH control). Examples of successful modular innovations include engine cooling systems, fuel and brake systems, and exhaust gas recirculation modules in our fluid handling product category, and Daylight Opening Modules in our body sealing category.

Selectively pursuing complementary acquisitions and alliances

We intend to selectively pursue acquisitions, joint ventures, and technology alliances to enhance our customer base, geographic penetration, market diversity, scale, and technology. Consolidation is currently a key industry trend and is encouraged by OEMs' desire for fewer supplier relationships. We believe joint ventures allow us to penetrate new markets with less relative risk and capital investment. Technology alliances are important because they are an effective way to share development costs, best-practices, and specialized knowledge.

We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence, operational excellence. We also operate through several successful joint ventures and technical alliances, including those with Nishikawa Rubber, Jin Young Chemical, Wuhu Saiyang Seal Products Company Limited (‘‘Saiyang Sealing’’), Guyoung Technology Co. Ltd. (‘‘Guyoung’’), Automobile Industrial Ace (‘‘AIA’’), and USUI.

In 2005, we furthered our strategy by acquiring the Mexican automotive hose manufacturing business of Gates Corporation, acquiring a 20% equity interest in Guyoung Technology Co. Ltd. of Korea, and entering into the Stock and Asset Purchase Agreement for the acquisition of the FHS business, which was completed in February of 2006. We believe that the FHS acquisition allows us to provide a more complete line of fluid management solutions for new vehicle platforms, diversifies our customer base, and has made us the second largest fluid handling systems supplier in the automotive industry.

Focusing on operational excellence and cost structure

We will continue to intensely focus on the efficiency of our manufacturing operations and on opportunities to reduce our cost structure. While the automotive supply sector is highly competitive, we believe that we have been able to maintain strong operating margins, in part due to our ability to constantly improve our manufacturing processes and to selectively relocate or close facilities. Our primary areas of focus are:

•	Identifying and implementing Lean initiatives throughout the Company. Our Lean initiatives are focused on optimizing manufacturing by eliminating waste, controlling cost, and enhancing productivity. Lean initiatives, including Six Sigma, have been implemented at each of our manufacturing and design facilities.

•	Evaluating opportunities to relocate operations to lower-cost countries. We have successfully employed this strategy to date by relocating operations to the Czech Republic and Poland from higher-cost countries in Western Europe and from the United States and Canada to Mexico, China, and India. We plan to continue to emphasize our operations in lower-cost countries to capitalize on reduced labor and other costs.

•	Consolidating facilities to reduce our cost structure. Our restructuring efforts were primarily undertaken to streamline our global operations. We will continually evaluate restructuring opportunities that would improve our efficiency, profitability, and cost structure.

Products:

We supply a diverse range of products on a global basis to a broad group of customers. For the year ended December 31, 2005, body sealing products, fluid handling products, and NVH control products accounted for 49%, 35%, and 16% of net sales, respectively. For the year ended December 31, 2004, body sealing products, fluid handling products, and NVH control products accounted for 46%, 34%, and 20% of net sales, respectively. Our top ten platforms by sales accounted for nearly 40% of net sales in 2005, with the remainder derived from a multitude of platforms, composed of a diversity of sport-utility, light truck, and various classes of sedans and other vehicles.

Our principal product lines are described below:

Body Sealing Products

We are a leading global supplier of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion. We believe we are the largest provider of sealing products in the world based on sales. We have an extensive product offering and believe we are known for exceptional quality and strong design and technical capabilities, including advanced skills in adhesives, mixing, and plastics technology. Our products are found on some of the world's top-selling platforms, including the Ford F-Series, Ford EN114 (Crown Victoria/Grand Marquis), and General Motors' GMT355 (Colorado/Canyon). For the years ended December 31, 2005 and 2004, we generated approximately 49% and 46%, respectively of total revenue before corporate eliminations from the sale of body sealing products.

Our body sealing product line is comprised of manufactured EPDM (synthetic rubber) and TPE (thermoplastic elastomer) seals to provide environmental closure to the hood, trunk, and interior of vehicles. These products are highly engineered and are developed and manufactured with regard to aesthetic, performance, and durability requirements. The typical production process involves mixing of rubber/plastic compounds, extrusion (supported with metal carriers or unsupported), cutting, notching, forming, injection molding, and assembly. Below is a description of the major products produced in our body sealing line:

Product Category	Description
Door Seals	Sectional weatherstrip design that fits the door structure and body cabin to seal rain, dust, and noise from the occupants of vehicles
Hood Seals	A primary seal offering protection against water penetration and reducing loud engine and road noise during high speed travel
Auxiliary Seals	Seal encapsulated metal reinforcements for corner mirror mounting and sealing of assembly door to door and glass systems
Belt Line Seals	Primary seal offering protection for moveable glass against water, dust, and noise entering the vehicle cabin
Lower Door Seals	A primary body seal that offers protection against water penetration. Reduces loud road noise entering the cabin and maintains quietness during high speed driving
Glass Run Channel Assembly	Enables the movable door glass and door to form one surface, improving glass movement and sealing
Quarter Window Trim	Weatherstrip seals, integral pillar moldings, and decorative plastic or metal corner trims to seal fixed quarter side glass windows and glass encapsulation
Trunk Lid Seals	A metal-compound type, triple extrusion product that creates a seal when applied onto the body flange
Roof Seal	Convertible Roof Sealing: Weatherstrip sealing materials that combine compressibility with superior design for use on soft top weathersealing applications
Sunroof Sealing and Trim: An original design and specification are required to create a narrow sealing space and minimize sliding resistance

As a result of our global presence, patented technologies and engineering capabilities, as well as our strong relationships with the global OEMs, we believe we are positioned for future growth and further product expansion. We are currently developing additional system integration opportunities, particularly in window regulators, plastics, door components, and exterior trim.

We have expertise in nearly every aspect of automotive sealing technology, including adhesives, exterior coatings, corner molding, and rubber extrusion techniques, and have been a leader in the use of plastic applications, with a dedicated facility in Spartanburg, South Carolina that primarily produces plastic weathersealing components. This expertise has helped provide us with an entry with Japanese manufacturers, such as Nissan, in the use of TPE inner belt lines that their traditional suppliers have been unable to offer as competitively. We have been an early adopter of thermoplastic elastomers, which provide a lightweight, cost-effective alternative to rubber seals in some applications. We are a leader in the application of plastic supported glassrun systems through engineered stretched plastic and patent-protected daylight opening systems, which often provide cost savings, reduction of assembly time, and performance improvement. To further our capabilities, we exchange plastics technology with Nishikawa Rubber Company, one of our joint venture partners, and are currently cooperating on the development of a protected ‘‘blown sponge plastic’’ process as well as other innovative plastic applications with our customers. We are also currently collaborating on several customer-funded, advanced engineering projects with Ford and General Motors.

To grow our customer base, we intend to continue to strengthen our relationship with the Big 3 and are aggressively targeting other OEMs, particularly NAMs and European OEMs. Over the past two years we have secured business from Toyota, Nissan, Honda, Volkswagen, and Audi. We intend to continue to develop new customer relationships by forming new strategic alliances and building on our existing joint ventures and long standing relationships. We own 50% of Nishikawa Standard Co.

(‘‘NISCO’’), a joint venture with Nishikawa Rubber Company; 74% of Cooper Saiyang Wuhu Automotive Co., Ltd., a joint venture with Saiyang Sealing in Wuhu, China; and 90% of Cooper-Standard Automotive of Korea. We believe our strong Asian presence in rapidly expanding markets gives us the base and the abilities to engineer and deliver weathersealing products not enjoyed by our competition. These relationships and engineering and design capabilities have led to our providing content on some of the world's top-selling platforms.

Fluid Handling Products

We are a leading global supplier of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. With the acquisition of FHS, we believe we are the second largest global provider of the types of fluid handling products we manufacture. We offer an extensive product portfolio and are positioned globally to serve OEMs around the world. We believe we have a reputation for superior technical support, product quality, rapid response capabilities, innovative solutions to design problems, and outstanding prototype capabilities. Our products are found on some of the world's top-selling platforms, including the Ford F-Series, General Motors GMT800 (includes Yukon, Tahoe, Sierra, and Silverado), Dodge Ram, and Ford B Car (Fiesta/Fusion). For the years ended December 31, 2005 and 2004, we generated approximately 35% and 34%, respectively, of total revenue before corporate eliminations from the sale of fluid handling products.

Our products are principally found in four major vehicle systems: heating and cooling; fuel and brake; emissions; and power management, which includes power steering and power roof lines. These products, particularly fuel and brake components, are critical to the safe and reliable functioning of the vehicle. Our fluid handling systems include assemblies for various heating and cooling and fluid and vapor management systems and subsystems. Individual components include quick connects, hoses, couplings, coolers, valves, tubing, thermostats, and similar products. Below is a description of the major products that we produce within each category.

Product Category	Description
Heating & Cooling	Direct, control and transport oil, coolant, water, and other fluids throughout the vehicle
	Engine oil cooling subsystems Engine oil cooler tube and hose assemblies Engine oil cooling quick connects Electro/mechanical water valves and pumps Coolant subsystems Radiator and heater hoses	Transmission oil cooling subsystems Transmission oil cooler tube and hose assemblies Engine oil level indicator tube assemblies Integrated thermostats and plastic houses Bypass valves
Fuel & Brake	Direct, control, and transport fuel, brake fluid, and vapors throughout the vehicle
	Fuel supply and return lines Fuel quick connects Vapor control lines	Flexible brake lines Vacuum brake hoses
Emissions	Direct, control, and transmit emission vapors and fluids throughout the vehicle
	Fully integrated exhaust gas recirculation subsystems including (‘‘PCV’’) subsystems EGR coolers and bypass coolers Stainless steel exhaust gas recirculation tube Assemblies DPF lines	Positive crankcase ventilation Nylon PCV tubes Heated PCV values Exhaust gas recirculation valves
Power Management	Direct, control, and transmit power management fluids throughout the vehicle
	High pressure roof lines Torque position sensors Hydraulic clutch lines Power steering pressure and return lines	Power steering quick connects Rack tubes Noise reduction technology

To grow sales of fluid handling products, we intend to continue to capitalize on recent brake, fuel, and exhaust gas recirculation (‘‘EGR’’) product successes in North America and Europe; develop new complete module and assembly solutions, aimed at building a reputation as a ‘‘tube and hose integrator;’’ and create product improvements that provide greater functionality at a lower cost to the customer. We plan to continue to invest in research and development to support these efforts and focus on advanced materials, innovative processes and product design and development driven by Design for Six Sigma. Advanced EGR valves, tubes, and cooler products have become critical components in regions where environmental regulations are stringent, such as in Europe, and for heavy truck platforms in the United States. For products such as rubber hose, steel tubing, and nylon tubing, innovations in advanced materials have led to the development of superior components. We also have in-house tube manufacturing and coating capabilities in the United States, Canada, Mexico, and Europe, allowing us to maintain a competitive edge over smaller fabricators.

We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. We are targeting an increasing market share with NAMs and European and Asian OEMs, especially in China. In addition to pursuing business directly from NAMs, we partner with Tier I suppliers, such as Denso and Calsonic, to help build relationships. We have also experienced success targeting high-volume programs where a substantial degree of complexity, engineering interaction, and design support are required, and which also serve to strengthen customer relationships.

Noise, Vibration, and Harshness (NVH) Control Products

We are a leading North American supplier of systems and components that control and isolate noise and vibration in a vehicle to improve ride and handling. We believe we are the largest provider of NVH control products in North America based on sales. We provide a comprehensive line of powertrain and suspension products and active noise and vibration cancellation systems. We are a leader in engineering, design, testing, and rubber-to-metal bonding technology, and provide superior integrated customer service and problem-solving capabilities. Our products are found on some of the world's top-selling platforms, including the Ford F-Series and General Motors GMT800 (includes Yukon, Tahoe, Sierra, and Silverado) and GMX 380 (Malibu). For the years ended December 31, 2005 and 2004, we generated approximately 16% and 20%, respectively, of total revenue before corporate eliminations from the sale of NVH control products.

NVH control products include various engine and body mounts, dampers, isolators, and other equipment. Engine mounts secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame. Body and cradle mounts enable isolation of the cabin from the vehicle frame, reducing noise, vibration, and harshness, and are manufactured with a variety of materials, such as natural rubber, butyl, and microcellular urethane. Tuned dampers are designed to reduce specific vibration issues, such as for the steering wheel and column, exhaust system, and internal driveshaft.

Product Category	Description
Body Cushions	Enable isolation of the cabin from the vehicle frame reducing noise, vibration, and harshness
Engine Mounts	Secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame
Transmission Mounts	Enable mounting of transmission to vehicle frame and reducing vibration and harshness from the powertrain
Torque Struts	Control the fore and aft movement of transverse mounted engines within their compartment while isolating engine noise and vibration from the body
Hydromounts / Hydrobushings	An engine mount filled with fluid (glycol), a hydromount provides spring rate and damping performance that varies according to frequency and displacement of vibration. Conventional (non hydro) mounts provide fixed response. Hydromounts can provide a more comfortable ride in a vehicle whether idling or traveling. The new Truck Tuff hydromount is designed expressly for light truck and sport utility vehicles. Similar benefits are provided by hydrobushings.
Active Noise and Vibration Control	We have developed new and unique patented techniques for attenuation of undesirable and potentially harmful low frequency noise and vibrations. This system, called ENVIsys, is well suited for a variety of transportation applications, such as heavy trucks, mining equipment, aircraft, and locomotives.

We believe we are the market leader in developing breakthrough innovations in NVH control products and continue to make significant investment in our ability to deliver advanced technologies. We developed the popular Truck Tuff hydromounts for light trucks and sport utility vehicles. We believe that the Truck Tuff hydromount design was critical to our winning the engine mounting system on the new Ford F-Series, which Ford claims to be the smoothest, quietest truck on the market. We also recently developed ENVIsys, an advanced electronic system for the active control of noise and vibration for commercial applications. ENVIsys products have a wide variety of potential applications, including aircraft, rail, heavy truck, automotive, and mining equipment.

We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. In addition to strengthening our relationships with the Big 3, we target NAMs and Asian expansion opportunities. In North America, we continue to target NAMs and have recently been awarded new business with

Toyota and Hyundai. In China, we are pursuing plans to establish development and manufacturing operations, and in Korea, we are pursuing expansion via joint venture partners.

Supplies and Raw Materials

The principal raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For other materials, procurement arrangements may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings, and other labor-intensive, economically freighted products.

Patents and Trademarks

We hold over 300 patents. Our patents cover both products, such as the ENVIsys active control system, the Daylight Opening Module, and our Engineered Stretched Plastics, and specific manufacturing processes, such as our plastics-to-aluminum overmolding process. We consider each of these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not consider them of such importance that the loss or termination of any one of them would materially affect our company. We continue to seek patent protection for our new products. Our patents will continue to be amortized over the next two to 13 years.

We also have license and technology sharing agreements with Nishikawa Rubber Company for sales, marketing, and engineering services on certain body sealing products we sell. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services.

We own or have licensed several trademarks that are registered in many countries, enabling us to protect and market our products worldwide. Through December 23, 2006, we intend to use our current name under an agreement with Cooper Tire.

Seasonality

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December. During these periods of lower sales volumes, profit performance is lower, but working capital improves due to continuing collection of accounts receivable.

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. In body sealing products we compete with GDX Automotive; Metzeler Automotive Profile Systems; Toyoda Gosei; and Hutchinson, a subsidiary of Total SA, among others. In fluid handling products, we compete with TI Automotive, Dana, Mark IV Automotive, Martinrea, and numerous manufacturers of hoses. In NVH control products we compete with Delphi; Trelleborg; Tokai; Vibracoustic, a joint venture between Freudenberg and Phoenix; and Paulstra, a subsidiary of Total SA.

Industry Overview

The automotive industry is one of the world's largest and most competitive. The industry is mature, with vehicle sales primarily driven by general economic conditions. In recent decades, significant consolidation among OEMs, combined with globalization, has led to major shifts in market share positions and greater pressure on profit margins.

These developments have also led to a more competitive environment for automotive suppliers. The automotive supply industry is generally characterized by high barriers to entry, significant start-up costs, and long-standing customer relationships. The primary criteria by which OEMs judge automotive suppliers include price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery.

Several significant existing and emerging trends are impacting the automotive supply industry, including North American light truck growth, consolidation of suppliers, a trend towards increased models, foreign sourcing, increased use of assemblies and modular solutions, increased OEM outsourcing, and raw materials volatility.

Customers

We are a leading supplier to the Big 3 in each of our product categories and are increasing our presence with NAMs and European and Asian OEMs. During the year ended December 31, 2005, approximately 33%, 23%, and 12% of our sales were to Ford, General Motors, and DaimlerChrysler, respectively, as compared to 35%, 21%, and 14% for the year ended December 31, 2004, respectively. Sales to Ford include sales to OEMs owned by Ford, such as Volvo, Jaguar, and Land Rover. Our other major customers include Renault/Nissan, PSA Peugeot Citroën, and Visteon. We also sell products to Volkswagen, Toyota, Porsche and, through NISCO, Honda. Our business with any given customer is typically split among several contracts for different platforms. We are actively pursuing relationships to diversify our customer relationships, including expanding sales with NAMs and European and Asian OEMs.

Research and Development

We operate eight design, engineering, and administration facilities throughout the world and employ 437 research and development personnel, some of whom reside at our customers' facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively expanding our capabilities with new systems for Computer Aided Design, Computer Aided Engineering, vehicle testing, and rapid prototyping. We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $53.6 million, $63.4 million, and $65.6 million in 2003, 2004, and 2005, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China and Korea, to acquire new customers, and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with NAMs. For example, we won significant new business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings which is currently building a manufacturing facility in Alabama to service Hyundai.

Geographic Information

In 2005, we generated 68% of net sales in North America, 23% in Europe, 4% in South America and 5% in Asia/Pacific. Approximately 19% of our revenues were generated from our Canadian operations.

In 2004, we generated 70% of net sales in North America, 23% in Europe, 3% in South America and 4% in Asia/Pacific. Approximately 19% of our revenues were generated from our Canadian operations.

Employees

We maintain good relations with both our union and non-union employees and have experienced no work stoppages for more than ten years. We recently negotiated some longer-term agreements, including two five-year agreements with the USWA at two facilities located in the United States. We are currently negotiating two of our Canadian union agreements, which are due to expire this year. As of December 31, 2005, approximately 49.7% of our employees were represented by unions, of which approximately 22% were located in the United States.

As of December 31, 2005, we had 13,429 full-time and temporary employees.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air; discharges to water; noise, and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. For example, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Several of our properties have been the subject of remediation activities to address historic contamination. In general, we believe we are in substantial compliance with the requirements under such laws and regulations and our continued compliance is not expected to have a material adverse effect on our financial condition or the results of our operations. We expect that additional requirements with respect to environmental matters will be imposed in the future. Our expense and capital expenditures in recent years for environmental matters at our facilities have not been material, it is not expected that expenditures in future years for such uses will be material.

Forward-Looking Statements

This Form 10-K includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Risk Factors’’ and ‘‘Business.’’ When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including under Item 1A. ‘‘Risk Factors.’’

As stated elsewhere in this Form 10-K, such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; our conducting operations outside the United States; the uncertainty of our ability to achieve expected Lean savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers' needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners' interests will conflict those of investors; our status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

We do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of such statements.

Item 1A.	Risk Factors

You should carefully consider the following risk factors and all other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Relating to Our Leverage

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, is more costly due to higher rates, exposes us to interest rate risk.

We are highly leveraged. As of December 31, 2005, our total consolidated indebtedness was $902.4 million. Our leverage increased upon the closing of our acquisition of FHS, because we financed the acquisition with an incremental loan under our Senior Credit Facilities.

Our high degree of leverage could have important consequences, including:

It may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes on favorable terms or at all;

A substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and thus will not be available for other purposes, including our operations, capital expenditures, and future business opportunities;

The debt service requirements of our other indebtedness could make it more difficult for us to make payments on the Senior Notes and Senior Subordinated Notes issued by Cooper-Standard Automotive Inc. in connection with the Acquisition (the ‘‘Notes’’);

It may place us at a competitive disadvantage compared to those of our competitors that are less highly leveraged;

It may restrict our ability to make strategic acquisitions or cause us to make non-strategic divestitures; and

We may be more vulnerable than a less highly-leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Our cash paid for interest for the year ended December 31, 2005 was $63.8 million, which excludes the amortization of $3.7 million of debt issuance costs. At December 31, 2005, we had $344.5 million of debt with floating interest rates. If interest rates increase, assuming no principal repayments or use of financial derivatives, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness, including the Notes, would decrease. A 1% increase in the average interest rate of our variable rate indebtedness would increase future interest expense by approximately $3.4 million per year.

On February 6, 2006, in conjunction with the closing of the FHS acquisition, we amended our Senior Credit Facilities and closed on a term loan with a notional amount of $215 million (‘‘Term Loan D’’). The amount of the additional term loan was determined by the purchase price of the acquisition and anticipated transaction costs. Term Loan D matures on December 23, 2011 and carries terms and conditions similar to those found in the remainder of our Senior Credit Facilities. Term Loan D was structured in two tranches, $190.0 million borrowed in U.S. dollars, and €20.7 million borrowed in Euros. The financing was split between currencies to take into consideration the value of the European assets acquired in the FHS transaction.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The senior credit agreement and the indentures under which the Notes were issued contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or issue redeemable preferred stock;

•	pay dividends and repurchase our capital stock;

•	issue stock of subsidiaries;

•	make certain investments;

•	enter into agreements that restrict dividends from subsidiaries;

•	transfer or sell assets;

•	enter into transactions with our affiliates;

•	incur liens;

•	engage in mergers, amalgamations, or consolidations; and

•	make capital expenditures.

In addition, under the senior credit agreement, we are required to satisfy specified financial ratios and tests. Our ability to comply with those provisions may be affected by events beyond our control, and we may not be able to meet those ratios and tests.

Risks Relating to Our Business

We are highly dependent on the automotive industry.

Our customers are automobile manufacturers and their suppliers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of global vehicle production has fluctuated considerably from year to year, and such fluctuations may give rise to fluctuations in the demand for our products. Demand for new vehicles fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence, and fuel costs. In addition, to the extent our production volumes have been positively impacted by OEM new vehicle sales incentives, these sales incentives may not be sustained or may cease to favorably impact our sales. If any of these or other factors leads to a decline in new vehicle production, our results of operations could be materially adversely affected. Further, to the extent that the financial condition of any of our largest customers deteriorates or results in bankruptcy, our financial position and operating results could be adversely affected.

Increasing competitiveness in the automotive industry has also led OEMs to increase their pressure on us to supply our products at lower prices. Price reductions have impacted our sales and profit margins.

If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

Increasing costs for or reduced availability of manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 41% of our total costs during the year ended December 31, 2005. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins. For example, we have experienced significant price increases in our raw steel and steel-related component purchases as a result of increased global demand. During the year ended December 31, 2005, no single raw material cost comprised more than 10% of our total material costs. Our largest single raw material purchase is synthetic rubber. It is generally difficult to pass through these increased costs to our customers in the form of price increases.

Because we purchase various types of raw materials and manufactured components, we may be materially and adversely affected by the failure of our suppliers of those materials to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers' ability to supply products to us is also subject to a number of risks, including availability of raw materials, such as steel and natural rubber, destruction of their facilities, or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

Our business would be materially and adversely affected if we lost a significant portion of business from any of our largest customers.

For the year ended December 31, 2005, approximately 33%, 23%, and 12% of our sales were to Ford, General Motors, and DaimlerChrysler, respectively. To compete effectively, we must continue to satisfy these and other customers' pricing, service, technology, and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in these three manufacturers' businesses or market shares. The market shares of these customers have declined in recent years and may continue to decline in the future. We cannot provide any assurance that we will be able to maintain or increase our sales to these or any other customers. The loss of, or significant reduction in purchases by, one of these major customers or the loss of all of the contracts relating to certain major platforms of one of these customers could materially and adversely affect our results of operations.

We could be adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors for most of the products offered by our company and numerous smaller competitors. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Korea, especially for certain lower-technology NVH control products that have physical characteristics that make long-distance shipping more feasible and economical. We may not be able to continue to compete favorably and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 14 countries and we export to several other countries. In 2005, approximately 57% of our net sales originated outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	changes in laws and regulations, including the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	unsettled political conditions and possible terrorist attacks against American interests.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations, and financial condition. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit risks of local customers and distributors. Also, the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States, due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign joint venture partners.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could harm our business, results of operations, and financial condition.

Our sales outside the United States expose us to currency risks. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Given the volatility of exchange rates, we may not be able to manage our currency transaction and/or translation risks effectively, or volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations.

Our Lean manufacturing and other cost savings plans may not be effective.

Our operations strategy includes cutting costs by reducing product errors, inventory levels, operator motion, overproduction, and waiting while fostering the increased flow of material, information, and communication. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level anticipated by management. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected. Moreover, the implementation of cost saving plans and facilities integration may disrupt our operations and performance.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Our costs associated with providing product warranties could be material. Product liability, warranty, and recall costs may have a material adverse effect on our business, results of operations, and financial condition.

Work stoppages or similar difficulties could disrupt our operations.

As of December 31, 2005, approximately 49.7% of our employees were represented by unions, of which approximately 22% were located in the United States. It is possible that our workforce will become more unionized in the future. We may be subject to work stoppages and may be affected by other labor disputes. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

Two of our Canadian union agreements are due to expire this year. We are currently negotiating new contracts with the affected unions. Any of the risks mentioned above can be exacerbated during periods of renegotiation. Also, the unions may succeed in negotiating higher wages or benefits, which could increase our costs.

Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery, and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We may not be able to develop new products as successfully as in the past or be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers' demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition, or results of operations could be materially adversely affected.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research and development engineers and technical sales professionals. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Our Sponsors may have conflicts of interest with us in the future.

Our Sponsors beneficially own approximately 98% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders' agreement with the Sponsors that grants them certain preemptive rights to purchase additional equity and rights to designate members of our Board of Directors. As a result, our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or noteholders believe that any such transactions are in their own best interests.

Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our Sponsors continue to own a significant amount of the outstanding shares of our common stock, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our historical financial information before the Acquisition may not be representative of our results as a separate, stand-alone company.

Prior to December 23, 2004, we operated as a reportable business segment of Cooper Tire. Our historical financial information for periods prior to December 23, 2004 included in this report may not reflect what our results of operations, financial position, and cash flows would have been had we been a separate, stand-alone entity during the periods presented, or what our results of operations, financial position, and cash flows will be in the future.

Our intellectual property portfolio is subject to legal challenges.

We have developed and actively pursue developing proprietary technology in the automotive industry and rely on intellectual property laws and a number of patents in many jurisdictions to protect such technology. However, we may be unable to prevent third parties from using our intellectual property without authorization. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. We also face increasing exposure to the claims of others for infringement of intellectual property rights. We may have material intellectual property claims asserted against us in the future and could incur significant costs or losses related to such claims.

Our pension plans are currently underfunded and we may have to make cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital, or seek to restructure or refinance our indebtedness.

As of December 31, 2005, our $212.4 million projected benefit obligation (‘‘PBO’’) for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $157.4 million, by $55.0 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $30.9 million at December 31, 2005. The PBO for other postretirement benefits (‘‘OPEB’’) was $96.3 million at December 31, 2005. Our estimated funding requirement for pensions and OPEB during 2006 is approximately $26 million. Net periodic pension costs for U.S. and international plans, including pension benefits and OPEBs, were $24.7 million and $19.5 million for the years ended December 31, 2004 and 2005, respectively. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 10 and 11).

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act) can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, retroactively and regardless of fault, we could become liable for investigating or remediating contamination at these or other properties (including offsite locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations, and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see ‘‘Item 1. Business—Environmental.’’

If our acquisition strategy is not successful, we may not achieve our growth and profit objectives.

We may selectively pursue complementary acquisitions in the future as part of our growth strategy. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. In addition, any acquisitions we make will be subject to all of the risks inherent in an acquisition strategy, including integrating financial and operational reporting systems; establishing satisfactory budgetary and other financial controls; funding increased capital needs and overhead expenses; obtaining management personnel required for expanded operations; and funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See ‘‘Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital, or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Senior Credit Facilities and the indentures under which the Senior Notes and the Senior Subordinated Notes were issued restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our revolving credit facilities provide commitments of up to $125 million, of which $109 million was available for future borrowings as of December 31, 2005. Our debt increased upon the closing of our acquisition of FHS, because we financed the acquisition with an incremental loan under our Senior Credit Facilities.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2005, our operations were conducted through 48 facilities in 14 countries, of which 40 are manufacturing facilities and 8 are used for multiple purposes. Our headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Asia, Europe, South America, and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our property holdings.

Region	Division	Total Facilities	Owned Facilities
North America	Sealing	12	12
	Fluid	7	6
	NVH	3	3
	Other	5	1
Asia	Sealing	3	2
	Fluid	2	0
	NVH	1	0
Europe	Sealing	5	4
	Fluid	4	3
	Other	3	1
South America	Sealing	1	1
	Fluid	1	0
Australia	Fluid	1	1
Total	Sealing	21	19
	Fluid	15	10
	NVH	4	3
	Other	8	2

We acquired an additional 15 facilities through the acquisition of FHS, of which 10 are located in North America, four in Europe and one in Asia.

Item 3.	Legal Proceedings

We are involved in various legal actions and claims arising in the ordinary course of business, including without limitation intellectual property matters, product related claims, tax claims, and employment matters. Although the outcome of legal matters cannot be predicted with certainty, we do not believe that any matters with which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our liquidity, financial condition, or results of operations. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 15).

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Equity interests in Cooper-Standard Holdings Inc. consist of shares of its common stock, $0.01 par value per share. Cooper-Standard Holdings Inc. has been a privately held entity since its formation and no trading market exists for its common stock. At December 31, 2005, 3,235,100 shares of its common stock were issued and outstanding. As of that date, there were 21 holders of record of Cooper-Standard Holdings Inc. common stock.

Cooper-Standard Holdings Inc. has never paid or declared a dividend. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our agreement with our lenders prohibits payment of dividends, except stock dividends, without the lenders’ prior consent.

The following table presents all stock-based compensation plans of the Company at December 31, 2005:

Compensation Plan	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Options and Warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders	202,017	$100	26,598
Equity compensation plans not approved by security holders	—	—	—
Total	202,017	$100	26,598

Item 6.	Selected Financial Data

The selected financial data referred to as the Successor data as of and for the year ended December 31, 2005, and as of December 31, 2004 and for the period from December 24, 2004 to December 31, 2004, have been derived from the consolidated audited financial statements of Cooper-Standard Holdings Inc. and its subsidiaries which have been audited by Ernst & Young LLP, independent registered public accountants.

The selected financial data referred to as the Predecessor financial data as of December 31, 2003 and for the period from January 1, 2004 to December 23, 2004 and the years ended December 31, 2003 and 2002 have been derived from the combined audited financial statements of the automotive segment of Cooper Tire, which have been audited by Ernst & Young LLP, independent registered public accountants. The selected financial data as of December 31, 2002, and as of and for the year ended December 31, 2001, are derived from unaudited historical combined financial statements of the automotive segment of Cooper Tire. In the opinion of management, such unaudited financial data reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for that period. The information reflects our business as it historically operated within Cooper Tire, and includes certain assets and liabilities that we did not acquire or assume as part of the Acquisition. Also, on December 23, 2004, Cooper-Standard Holdings Inc., which prior to the Acquisition never had any independent operations, purchased the automotive business represented in the historical Predecessor financial statements. As a result of applying the required purchase accounting rules to the Acquisition and accounting for the assets and liabilities there were not assumed in the Acquisition, our financial statements for the period following the acquisition were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities, which resulted in different accounting bases being applied in different periods. As a result, historical combined financial data included in this Form 10-K in Predecessor statements may not reflect what our actual financial position, results of operations, and cash flows would have been had we operated as a separate, stand-alone company as of and for those periods presented.

The audited combined and consolidated financial statements as of December 31, 2004 and 2005 and for the periods from January 1, 2003 to December 31, 2003, from January 1, 2004 to December 23, 2004, from December 24, 2004 to December 31, 2004, and from January 1, 2005 to December 31, 2005, are included elsewhere in this Form 10-K. See ‘‘Item 8. Financial Statements and Supplementary Data.’’

You should read the following data in conjunction with ‘‘Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and the combined and consolidated financial statements of Cooper-Standard Holdings Inc. included elsewhere in this Form 10-K.

	Predecessor				Successor
				January 1, 2004 to December 23,	December 24, 2004 to December 31,	Year Ended December 31,
	2001	2002	2003	2004	2004	2005
Statement of operations data
Net sales	$1,477.4	$1,586.0	$1,662.2	$1,858.9	$4.7	$1,827.4
Cost of products sold	1,249.8	1,295.5	1,389.2	1,539.1	4.7	1,550.2
Gross profit	227.6	290.5	273.0	319.8	—	277.2
Selling, administration, & engineering expenses	178.4	167.6	162.7	177.5	5.2	169.7
Amortization of intangibles	1.9	0.8	0.8	0.7	—	28.2
Restructuring	7.0	4.4	12.8	21.2	—	3.0
Operating profit	40.3	117.7	96.7	120.4	(5.2)	76.3
Interest expense, net	(2.8)	(6.9)	(4.9)	(1.8)	(5.7)	(66.6)
Equity earnings	2.6	3.7	0.9	1.0	—	2.8
Other income (expense)	(0.2)	(2.2)	(1.0)	(2.1)	4.6	(1.3)
Income before income taxes	39.9	112.3	91.7	117.5	(6.3)	11.2
Provision for income taxes	23.8	40.8	34.3	34.2	(1.8)	2.4
Net income (loss)	$16.1	$71.5	$57.4	$83.3	$(4.5)	$8.8
Statement of cash flows data
Net cash provided (used) by:
Operating activities	$(44.5)	$115.6	$117.7	$132.2	$29.3	$113.0
Investment activities	(53.4)	(57.4)	(53.3)	(53.5)	(1,132.9)	(133.0)
Financing activities (1)	119.2	(42.9)	(54.2)	(109.6)	1,189.3	(7.2)
Other financial data
Capital expenditures	$58.4	$66.5	$58.7	$62.7	$0.3	$54.5
Balance Sheet data
Cash and cash equivalents (1)	$42.8	$75.1	$102.6		$83.7	$62.2
Net working capital (2)	149.4	118.0	165.4		123.1	162.9
Total assets	1,329.5	1,358.5	1,456.7		1,812.3	1,734.2
Total non-current liabilities	81.3	78.6	90.1		1,165.0	1,117.9
Total debt (3)	11.9	13.7	13.7		912.7	902.5
Net parent investment / Stockholders' equity	1,022.7	1,069.6	1,124.4		318.2	312.2

(1)	Amounts were adjusted to reflect the change to a net presentation of cash held in our global cash management vehicle.

(2)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).

(3)	Includes term loans, bonds, $3.2 million in capital leases, and $4.7 million of other third-party debt at December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See ‘‘Item 1. Business—Forward Looking Statements’’ and ‘‘Item 1A. Risk Factors’’.

Basis of Presentation

Prior to the Acquisition, the Predecessor (defined below) did not operate as a stand-alone business, but as a reportable business segment of Cooper Tire & Rubber Company. The audited and unaudited financial information of the Predecessor represents our business as it historically operated and includes certain assets and liabilities, principally related to closed plants or those in the process of being closed, which were not acquired or assumed as part of the Transactions, and also includes U.S. pension program balances previously held at the parent company. Also, due to the change in ownership in the Acquisition, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor (defined below) included in this Form 10-K have been prepared on different bases for the periods presented and are not comparable.

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

Successor:    Represents our consolidated financial position as of December 31, 2004 and 2005 and our consolidated results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 following the Acquisition and for the period from January 1, 2005 to December 31, 2005. The financial position as of December 31, 2004 and results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 reflect the preliminary application of purchase accounting, described below, relating to the Acquisition and the adjustments required to reflect the assets and liabilities not acquired in the Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

Combined Fiscal 2004:    Represents the combined historical results of the Predecessor and Successor for the year ended December 31, 2004. Such information is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the Acquisition not occurred. However, especially given the impact of the year-end production shutdowns by our major customers on the Successor's 2004 results of operations, such information is considered a more representative basis of comparison to 2003.

As a result of the foregoing, the historical financial information for periods prior to December 24, 2004 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for such periods.

Company Overview

We produce body sealing, fluid handling, and vibration control components, systems, subsystems, and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2005, approximately 90% of our sales consisted of original equipment sold directly to the OEMs for installation on new vehicles. The remaining 10% of our sales were primarily to Tier I and Tier II suppliers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, and in particular the production levels of the vehicles for which we provide specific parts. In most cases, our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs' engineering departments in the design and development of our various products.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. As such, we believe our continued commitment to investment in our engineering and design capability, including enhanced computerized software design capabilities, is important to future success, and many of our present initiatives are designed to enhance these capabilities. To remain competitive we must also consistently achieve cost savings; we believe we will continue to be successful in our efforts to improve our engineering, design and manufacturing processes, and implement our Lean initiatives.

Our OEM sales are generally based upon purchase orders issued by the OEMs and as such we do not have a backlog of orders at any point in time. Based upon planned production levels, the OEMs specify quantities of components required by their manufacturing plants, which provides us with significant annual visibility of our production volumes. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is typically six to eight years. In addition, when we are the incumbent supplier to a given platform, we believe we have an advantage in winning the redesign or replacement platform.

We provide parts to virtually every major global OEM for use on a multitude of different platforms. However, we generate a significant portion of our sales from the Big 3. For the year ended December 31, 2005, our sales to the global operations of Ford, General Motors, and DaimlerChrysler comprised approximately 33%, 23%, and 12% of our net sales, respectively. Significant reduction of our sales to or the loss of any one of these customers or any significant reduction in these customers' market shares could have a material adverse effect on the financial results of our company.

While approximately 70% of sales are generated in North America, we maintain sales offices in strategic locations throughout the world to provide support and service to our global OEM customers. We continue to expand internationally. In May 2004 we completed the expansion of our body sealing systems facility in Poland, more than doubling its original size. This expansion positions us for continued growth in Eastern Europe and is also part of our strategy to selectively relocate facilities to lower cost countries. In July 2004, we entered into a joint-venture agreement with China-based Saiyang Sealing to manufacture and sell automotive body sealing products in China under the name Cooper Saiyang Wuhu Automotive. This venture has already secured business with two OEMs. In the third quarter of 2004, we opened manufacturing facilities for sealing, fluid handling, and NVH control products in China to serve both the rapidly expanding Chinese market and, to a lesser extent, the North American market. In July 2005, we purchased the automotive hose manufacturing business of The Gates Corporation located in Mexico. In the fourth quarter of 2005, we purchased a 20% equity interest in Korea-based Guyoung, a supplier to Korean automotive OEMs, and entered into a Cooperation Agreement with Guyoung in order to expand the customer base of both companies worldwide. In December 2005, we entered into the Stock and Asset Purchase Agreement for the acquisition of FHS which was completed in February 2006 and includes automotive fluid handling business and facilities in Europe, Asia, Mexico, and Australia.

Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea, and India are somewhat greater than in the U.S., Canadian, and Western European markets. This is due to the potential for currency volatility, high interest, inflation rates, and the general political and economic instability that are associated with these markets.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to the J.D. Power-LMC Quarter Four Automotive Production Report, light vehicle production in North America is expected to be 15.9 million units in 2006, as compared to 15.7 million units produced in 2005. European production levels in 2006 are expected to be 20.3 million units as compared to 20.1 million units in 2005. Light vehicle production in South America is expected to increase to 2.9 million vehicles in 2006 from 2.8 million vehicles in 2005.

Fluid segment sales are expected to increase approximately 66% over 2005 due mainly to the anticipated revenues resulting from the acquisition of FHS. This growth is expected to be partially offset by unfavorable effects of currency translation.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce, and competition can always arise from new sources. For example, certain of our products have experienced new competition from lower cost imports from Korea. We addressed this challenge with a combination of North American cost reductions and our own Asian sourcing.

Pricing pressure is also prevalent as competition for market share among U.S.-based OEMs, has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. The market shares of the Big 3, which are our three largest customers, have declined in recent years and may continue to decline in the future. OEMs have been further hurt by increased pension and other retirement-related costs and by the impact of global overcapacity. This pricing pressure will continue to drive our focus on implementing Lean initiatives to achieve cost savings and selectively consolidate and relocate facilities to optimize our cost structure.

Another trend affecting our business is the global expansion of our customers. Consolidation among the OEMs in recent years has resulted in the creation of a relatively small number of very large global customers that increasingly require their suppliers to serve them on a global basis. We have expanded our business globally and believe we have the size, geographic breadth, and resources to meet our customers' requirements. We have accomplished this via a combination of organic growth and joint ventures, which we believe have ensured that we provide the same high levels of quality, service, and design and engineering support that we provide in our domestic markets.

Lastly, OEMs have shifted some research and development, design, and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design, and manufacturing processes. Suppliers are increasingly expected to collaborate on or assume the product design and development of key automotive components, and to provide value added solutions under more stringent time frames.

In the year ended December 31, 2005, our business was negatively impacted by reduced OEM production volumes on certain platforms in North America. According to J.D. Power-LMC, actual North America and Europe light vehicle production volumes for the year ended December 31, 2005 were 15.7 million and 20.1 million units, respectively, as compared to 15.7 million and 20.3 million units, respectively, for Combined Fiscal 2004. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber, and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by favorable foreign currency translation. Our performance in 2005 has been, and will continue to be, impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Results of Operations

(Dollar amounts in thousands)

	Predecessor		Successor	Combined Fiscal 2004	Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004		Year Ended December 31, 2005
Sales	$1,662,244	$1,858,930	$4,653	$1,863,583	$1,827,440
Cost of products sold	1,389,195	1,539,159	4,673	1,543,832	1,550,265
Gross profit (loss)	273,049	319,771	(20)	319,751	277,175
Selling, administration, & engineering expenses	162,686	177,464	5,206	182,670	169,702
Amortization of intangibles	873	721	16	737	28,161
Restructuring	12,803	21,233	3	21,236	3,038
Operating profit (loss)	96,687	120,353	(5,245)	115,108	76,274
Interest expense, net of interest income	(4,926)	(1,750)	(5,682)	(7,432)	(66,583)
Equity earnings	936	1,021	27	1,048	2,781
Other income (expense)	(994)	(2,125)	4,608	2,483	(1,281)
Income (loss) before income taxes	91,703	117,499	(6,292)	111,207	11,191
Provision for income tax expense (benefit)	34,268	34,150	(1,747)	32,403	2,377
Net income (loss)	$57,435	$83,349	$(4,545)	$78,804	$8,814

Year ended December 31, 2005 Compared to the Combined Periods Beginning January 1, 2004 through December 23, 2004 and Beginning December 24, 2004 through December 31, 2004 (together, ‘‘Combined Fiscal 2004’’)

Net Sales:    Our net sales decreased from $1,863.6 million in Combined Fiscal 2004 to $1,827.4 million in 2005, a decrease of $36.2 million, or 1.9%. The decrease resulted primarily from lower unit sales volumes coupled with customer price concessions, offset by favorable foreign exchange rates ($45.6 million). In North America, our sales decreased by $55.6 million due to lower unit sales volumes and customer price concessions, offset by $25.8 million favorable foreign currency translation. In our international operations, a sales increase of $13.9 million was attributable to $19.8 million favorable impact of foreign currency translation and increased unit sales in Asia, offset by customer price concessions.

Gross Profit:    Gross profit decreased $42.6 million to 15.2% of sales in 2005 as compared to 17.2% of sales in Combined Fiscal 2004. This decrease resulted primarily from the aforementioned volume and pricing factors combined with increased raw material costs, especially steel, synthetic rubber, and resin prices. Such negative items were offset by the favorable impact of various cost savings initiatives.

Operating Profit:    Operating profit in 2005 was $38.8 million lower than the operating profit reported in Combined Fiscal 2004, decreasing from $115.1 million to $76.3 million. The decrease is primarily due to decreased gross profit ($42.6 million) and increased amortization of intangibles ($27.4 million), offset by reduced selling, administration, and engineering expenses and restructuring costs. Selling, administration, and engineering expenses were lower in 2005 by $13.0 million, or 7.1%, due to lower costs experienced thus far associated with operating as a stand-alone company and reduced incentive compensation based on the Company’s 2005 profitability offset partially by inflationary increased in wages and benefits. Restructuring costs were $18.2 million lower due to completion of previously announced plant closures and consolidation of European engineering and administration headquarters.

Amortization of Intangibles:    Amortization increased by $27.4 million in 2005 due to the amortization of intangible assets recorded as a result of the Acquisition, primarily related to customer contracts and relationships.

Interest Expense, net:    Interest expense increased by $59.2 million in 2005, primarily due to indebtedness used to finance the Acquisition.

Other Income (Expense):    Other expense increased by $3.8 million in 2005, primarily due to a change from net foreign exchange gain to losses. Such change resulted from a $0.8 million decrease in foreign exchange gain related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, in addition to losses of $1.7 million related to other indebtedness used to finance the Acquisition.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased from 29.1% in 2004 to 21.2% in 2005 due primarily to an increase in earnings in jurisdictions with effective tax rates below the U.S. statutory rate and the impact of tax credits.

Combined Fiscal 2004 Compared to the Year Ended December 31, 2003

Net Sales:    Our net sales increased from $1,662.2 million in 2003 to $1,863.6 million in Combined Fiscal 2004, an increase of $201.3 million, or 12.1%. The increase in our net sales was due to higher volume and new business in each of our business segments, as well as $71 million favorable foreign currency translation. These increases were partially offset by the impact of run-out businesses and price concessions, which together decreased our total net sales by $117 million. Our operations in North America generated $116 million of our increased sales from new business and $22 million of the favorable foreign currency translation. Light vehicle production in North America decreased slightly in Combined Fiscal 2004 to 15.7 million vehicles compared to 2003 at 15.9 million vehicles. In our international operations, a sales increase of $85 million was attributable to the favorable impact of foreign currency translation and $17 million was attributable to the inclusion of the sales of Cooper-Standard Automotive of Korea, Inc. The impact of new business and increased production volume offset lost business and price concessions. Production in Europe increased from 19.5 million vehicles in 2003 to 20.3 million vehicles in Combined Fiscal 2004.

Gross Profit:    Gross profit was $46.7 million higher in Combined Fiscal 2004 than in 2003. This increase from $273.0 million to $319.8 million, due to higher volumes on new and current businesses, favorable currency exchange translation, and Lean initiatives, was partially offset by lost volumes on run-off businesses, customer price concessions, and higher steel surcharges.

Operating Profit:    Operating profit in Combined Fiscal 2004 was $18.4 million higher than the operating profit reported in 2003, increasing from $96.7 million to $115.1 million. Selling, administration, and engineering expenses were higher by $20.0 million due to lower engineering recoveries, a negative foreign exchange impact of $5.9 million, higher incentive compensation, and inflationary increases in wages and benefits. Restructuring costs were $8.4 million higher due to the continued spending on previously announced plant closures and consolidation of European engineering and administration headquarters.

Interest Expense, net:    Interest expense increased by $2.5 million for Combined Fiscal 2004, primarily due to bridge loan fees of $4 million related to the Acquisition and $1.7 million of interest expense related to increased indebtedness used to finance the Acquisition. These increases were offset by reduced borrowings under other credit facilities.

Other Income (Expense):    Other income increased by $3.5 million in Combined Fiscal 2004, primarily due to a foreign exchange gain of $4.1 million after the Acquisition related to changes in the value of a U.S. dollar-denominated term loan of one of our Canadian subsidiaries.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased from 37.4% for 2003 to 29.1% for Combined Fiscal 2004 due to an income tax benefit of $5.5 million resulting from the reversal of certain valuation allowances in Predecessor 2004 and changes in the distribution of income between U.S. and foreign sources.

Short Period Discussions on a Historical Basis

As a result of the Acquisition, our historical results of operations for the eight days ended December 31, 2004 are reported on a different basis under the purchase method of accounting and thus are not comparable to previous periods of the Predecessor. Following is a discussion of the results of operations of the Predecessor for the period from January 1, 2004 to December 23, 2004 and of the Successor for the eight days ended December 31, 2004 on a historical basis.

Period from January 1, 2004 to December 23, 2004

For the period from January 1, 2004 to December 23, 2004, the Predecessor generated net sales of $1,858.9 million, with cost of sales of $1,539.1 million, resulting in a gross profit of $319.8 million, or 17.2% of sales. Selling, administration, and engineering expenses were $177.5 million, or 9.5% of sales. Restructuring expenses were $21.2 million and consisted of continuing costs related to initiatives begun in 2003. Operating profit was $120.4 million, while net income was $83.3 million, or 4.5% of sales.

Eight Days Ended December 31, 2004

For the eight days ended December 31, 2004, the Successor generated sales of $4.7 million, with cost of sales of $4.7 million. Production costs incurred for the month of December were reflected in the period in which production occurred, substantially all of which occurred during the period from January 1, 2004 to December 23, 2004. As a result of the year-end shutdowns common to the automotive industry, combined with an increase in the recorded value of our inventories to their fair market value as of the date of the Acquisition, gross profit for this period was $0. Selling, administration, and engineering expenses were $5.2 million, or 110.6% of sales, due to the lack of sales volume resulting from the year-end shutdowns. Operating loss was $5.2 million, while net loss was $4.5 million, or 97.7% of sales.

Segment Results of Operations

(Dollar amounts in thousands)

	Predecessor		Successor	Combined	Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2004	Year Ended December 31, 2005
Sales
Sealing	$747,249	$864,573	$2,245	$866,818	$888,018
Fluid	573,973	639,998	2,112	642,110	635,325
NVH	341,073	354,601	296	354,897	304,092
Eliminations and other	(51)	(242)	—	(242)	5
	$1,662,244	$1,858,930	$4,653	$1,863,583	$1,827,440
Segment profit (loss)
Sealing	$(2,720)	$13,615	$(1,625)	$11,990	$3,427
Fluid	50,424	70,036	(3,204)	66,832	19,631
NVH	47,685	34,836	(1,514)	33,322	(11,867)
Eliminations and other	(3,686)	(988)	51	(937)	—
	$91,703	$117,499	$(6,292)	$111,207	$11,191

Year ended December 31, 2005 Compared to Combined Fiscal 2004

Sealing:    Sales increased $21.2 million, or 2.4%, primarily due to favorable foreign exchange ($29.5 million) and higher sales volumes, offset by customer price concessions. Segment profit decreased by $8.6 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($34.8 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the Acquisition ($5.2 million and $5.7 million, respectively), higher raw material costs, and customer price concessions. Such items were offset by favorable foreign exchange ($3.4 million), reduced restructuring costs ($13.9 million), higher unit sales volumes, and the favorable impact of various cost savings initiatives.

Fluid:    Sales decreased $6.8 million, or 1.1%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($7.9 million). Segment profit decreased by

$47.2 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($21.4 million) and amortization of intangible assets recorded as a result of the Acquisition ($16.8 million) combined with higher raw materials costs and customer price concessions. Such items were offset by reduced restructuring costs ($4.4 million) and the favorable impact of various cost savings initiatives.

NVH:    Sales decreased $50.8 million, or 14.3%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($8.2 million). Segment profit decreased by $45.2 million as the result of increased interest costs on indebtedness used to finance the Acquisition ($10.4 million) and amortization of intangible assets recorded as a result of the Acquisition ($5.1 million) combined with lower unit sales volumes and price concessions. Such items were partially offset by the favorable impact of various cost savings initiatives.

Combined Fiscal 2004 Compared to the Year Ended December 31, 2003

Sealing:    Sales increased $119.6 million, or 16.0%, primarily due to volume and new business ($143 million) and favorable foreign exchange offset by the impact of run-out business and price recessions. Segment profit increased by $14.7 million due to operational improvements and increased volumes primarily due to operating items mentioned above along with favorable foreign exchange impact.

Fluid:    Sales increased $68.1 million, or 11.9%, primarily due to volume and new business ($69 million) and favorable foreign exchange offset by the impact of run-out business and price recessions. Segment profit increased by $16.4 million due primarily to increased sales.

NVH:    Sales increased $13.8 million, or 4.1%, primarily due to volume and new business ($35 million) and favorable foreign exchange offset by the impact of run-out business and price recessions. Segment profit decreased by $14.3 million due to increased raw material costs exceeding increases from net new business.

Off-Balance Sheet Arrangements

We have provided a guarantee of a portion of the bank loans made to NISCO, our joint venture with Nishikawa Rubber Company. This debt guarantee is required of the partners by the joint-venture agreement and serves to support the credit-worthiness of NISCO. On July 1, 2003, NISCO entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, ‘‘Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,’’ guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of December 31, 2005, we have recorded a $22 thousand liability related to the guarantee of this debt with a corresponding increase to the carrying value of our investment in the joint venture. Our maximum exposure under the two guarantee arrangements at December 31, 2005 was $5.0 million.

As of December 31, 2005 we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Operating Activities:    Cash flow provided by operations was $113.0 million in 2005 as compared to $161.5 million in Combined Fiscal 2004. Such decrease is primarily due to significantly lower net income in 2005 as a result of Acquisition-related debt and other charges, as well as lower sales volumes, partially offset by working capital improvements. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities was $133.0 million in 2005 as compared to $1,186.4 million in Combined Fiscal 2004. This change resulted directly from the payment of $1,132.6 million for the Acquisition in 2004, as compared to $54.3 million working capital adjustment payment related to the Acquisition in 2005. Such decrease is offset by payment of transaction advisory fees to one of the Company’s primary stockholders ($8.0 million) and the Gates and Guyoung investments ($17.2 million) in 2005. We anticipate that we will spend approximately $80 million on capital expenditures in 2006, excluding FHS related spending. A portion of these capital expenditures in 2005 and 2006 are or will be attributable to new facilities being built in China.

Financing Activities:    Cash used in financing activities prior to the Acquisition related primarily to inter-company activity and were not reflective of our current stand-alone financial structure. Net cash used in financing activities totaled $7.2 million in 2005 as compared to net cash provided by financing activities of $1,079.7 million during Combined Fiscal 2004. The 2004 cash flow provided by financing activities was primarily comprised of net borrowings of $900 million and a $318 million capital contribution used to finance the Acquisition, offset by $27.8 million fees incurred in connection with the Acquisition and related financing. The 2005 cash flow used in financing activities resulted primarily from principal payment on long-term debt.

Since the consummation of the Acquisition, we have been significantly leveraged. As of December 31, 2004, we had $912.7 million outstanding in aggregate indebtedness, with an additional $125 million of borrowing capacity available under our revolving credit facilities. As of December 31, 2005, we have $902.4 million outstanding in aggregate indebtedness, with an additional $109 million of borrowing capacity available under our revolving credit facilities (after giving effect to $16 million of outstanding letters of credit). In April 2005, we made the final purchase price payment to Cooper Tire related to settlement of a post-closing working capital adjustment. Such payment totaled $54 million but did not necessitate drawing against our revolving credit facility. Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due 5 days after filing our Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Senior Credit Facilities.    Our Senior Credit Facilities consist of revolving credit facilities and term loan facilities. Our revolving credit facilities provide for loans in a total principal amount of up to $125 million with a maturity of 2010. The Senior Credit Facilities include a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of 2010, a Term Loan B facility of $115 million with a maturity of seven years and a Term Loan C facility of $185 million with a maturity of seven years. These term loans were used to fund the Acquisition. As described below, the Company closed on an additional term loan facility, Term Loan D, in February 2006.

The borrowings under the Senior Credit Facilities denominated in US dollars bear interest at a rate equal to an applicable margin plus, at our or the Canadian Borrower's option, as applicable, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas (or another bank of recognized standing reasonably selected by Deutsche Bank Trust Company Americas) and (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in US dollars for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the senior credit facilities denominated in Canadian dollars bear interest at a rate equal to an applicable margin plus, at the Canadian Borrower's option, either (a) an adjusted Canadian prime rate determined by reference to the higher of (1) the prime rate of Deutsche Bank AG, Canada Branch for commercial loans made in Canada in Canadian dollars and (2) the average rate per annum for Canadian dollar bankers' acceptances having a term of 30 days that appears of Reuters Screen CDOR Page plus 0.75% or (b) bankers' acceptances rate determined by reference to the average discount rate on bankers' acceptances as quoted on Reuters Screen CDOR Page or as quoted by certain Canadian reference lenders.

In addition to paying interest on outstanding principal under the Senior Credit Facilities, we are required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also pay customary letter of credit fees.

The Term Loan B facility and the Term Loan C facility amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the Senior Credit Facilities. The Term Loan A facility amortizes in equal quarterly installments of C$1.538 million for the fiscal quarters in 2005 and 2006, C$2.308 million for the fiscal quarters in 2007 and 2008 and C$3.846 million for the fiscal quarters in 2009 and 2010.

On February 6, 2006, in conjunction with the closing of the FHS acquisition, the Company entered into an amendment to the Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215 million. The Term Loan D facility was structured in two tranches, with $190 million borrowed in US dollars and €20.7 borrowed in Euros, to take into consideration the value of the European assets acquired in the FHS acquisition. The amendment to the Senior Credit Facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to alternative market-based rates and amends the interest rates previously applicable to Term Loan B and Term Loan C borrowings to equal those applicable to Term Loan D borrowings. The amendment also includes modifications to certain covenants under the Senior Credit Facilities.

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans, or advances; make certain acquisitions; engage in mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the exchange notes; and change the business conducted by us and our subsidiaries. In addition, the senior credit facilities contain the following financial covenants: a maximum total leverage ratio; a minimum interest coverage ratio; and a maximum capital expenditures limitation.

Senior Notes and Senior Subordinated Notes

Our outstanding 7% Senior Notes due 2012 (the ‘‘Senior Notes’’) were issued under an Indenture, dated December 23, 2004 (the ‘‘Senior Indenture’’). Our 8 3/8% Senior Subordinated Notes (the ‘‘Senior Subordinated Notes’’) were also issued under an Indenture, dated December 23, 2004 (the ‘‘Subordinated Indenture’’ and, together with the Senior Indenture, the ‘‘Indentures’’).

Interest on the Senior Notes accrues at the rate of 7% per annum and is payable semiannually in arrears on June 15 and December 15, commencing on June 15, 2005. The Company makes each interest payment to the holders of record of the Senior Notes on the immediately preceding June 1 and December 1.

Interest on the Senior Subordinated Notes accrues at the rate of 8 3/8% per annum and is payable semiannually in arrears on June 15 and December 15, commencing on June 15, 2005. The Company makes each interest payment to the holders of record of the Senior Subordinated Notes on the immediately preceding June 1 and December 1.

The indebtedness evidenced by the Senior Notes (a) is unsecured senior Indebtedness of the Company, (b) ranks pari passu in right of payment with all existing and future senior Indebtedness of the Company, and (c) is senior in right of payment to all existing and future Subordinated Obligations (as used in respect of the Senior Notes) of the Company. The Senior Notes are also effectively subordinated to all secured Indebtedness and other liabilities (including trade payables) of the Company to the extent of the value of the assets securing such Indebtedness, and to all Indebtedness of its Subsidiaries (other than the Subsidiary Guarantors).

The Indebtedness evidenced by the Senior Subordinated Notes is unsecured Senior Subordinated Indebtedness of the Company, is subordinated in right of payment, as set forth in the Subordinated Indenture, to the prior payment in full in cash or Temporary Cash Investments when due of all existing and future Senior Indebtedness of the Company, including the Company's Obligations under the Senior Notes and the Credit Agreement, ranks pari passu in right of payment with all existing and future Senior Subordinated Indebtedness of the Company, and is senior in right of payment to all existing and future Subordinated Obligations (as used in respect of the Senior Subordinated Notes) of the Company. The Senior Subordinated Notes are also effectively subordinated to any secured Indebtedness of the Company to the extent of the value of the assets securing such Indebtedness, and to all Indebtedness and other liabilities (including trade payables) of the Company's Subsidiaries (other than the Subsidiary Guarantors).

Under each Indenture, upon the occurrence of any ‘‘change of control’’ (as defined in each Indenture), unless the Company has exercised its right to redeem all of the outstanding Notes, each holder of Notes of the applicable series shall have the right to require that the Company repurchase such Noteholder's Notes of such series at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of the applicable Noteholders of record on the relevant record date to receive interest due on the relevant interest payment date). The change of control purchase feature of the Notes may in certain circumstances make more difficult or discourage a sale or takeover of the Company and, thus, the removal of incumbent management.

The Credit Agreement provides that the occurrence of certain change of control events with respect to us would constitute a default thereunder. Under the Credit Agreement, as amended, the Company may purchase Senior Notes or Senior Subordinated Notes on the open market, subject to certain limitations. The Company, its directors, officers, employees or affiliates may, from time-to-time, purchase or sell Senior Notes or Senior Subordinated Notes on the open market.

The Indentures governing the Senior Notes and Senior Subordinated Notes limit our (and most or all of our subsidiaries') ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the Senior Notes and Senior Subordinated Notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Indentures EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Indentures EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Indentures EBITDA are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Indentures EBITDA may not be comparable to similarly titled measures of other companies.

While the adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures, the credit agreement provides that the Consolidated EBITDA used in the covenant calculations are $52.6 million, $56.0 million, $38.4 million, and $53.4 million for the fiscal quarters ended March 31, June 30, September 30 and December 31, 2005, respectively, which totals $200.4 million.

The following table reconciles net income to EBITDA and pro forma Indenture EBITDA under the credit agreement (dollars in millions):

	Predecessor		Successor	Combined Fiscal 2004	Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004		Year Ended December 31, 2005
Net income (loss)	$57.4	$83.3	$(4.5)	$78.8	$8.8
Provision for income tax expense (benefit)	34.3	34.2	(1.8)	32.4	2.4
Interest expense, net of interest income	4.9	1.8	5.7	7.5	66.6
Depreciation and amortization	76.7	75.6	2.3	77.9	111.2
EBITDA	$173.3	$194.9	$1.7	$196.6	$189.0
Restructuring(1)	12.8	21.2	—	21.2	3.0
Closed facilities(2)	3.9	—	—	—	—
Production Move (3)	1.1	3.3	—	3.3	—
Foreign exchange gain (4)	—	—	(3.3)	(3.3)	(1.6)
Pension amortization (5)	—	5.3	0.1	5.4	—
Inventory write-up(6)	—	—	0.4	0.4	9.8
Tooling write-up (7)	—	—	—	—	2.2
Purchase and acquisition net costs(8)	—	—	2.6	2.6	—
Stand-alone costs (9)	—	—	—	4.0	—
Other(11)	—	—	—	—	0.9
	191.1	224.7	1.5	230.2	203.3
Equity earnings in joint venture (10)	(1.3)	(0.9)	—	(0.9)	(2.9)
Indentures EBITDA	$189.8	$223.8	$1.5	$229.3	$200.4

(1)	Predecessor restructuring charges related to severance and asset impairments primarily related to facility closures for facilities retained by Cooper Tire and any liabilities associated with those facilities.

(2)	Costs related to closed facilities retained by Cooper Tire.

(3)	Non-recurring costs from the movement of Cleveland facility OEM production to other facilities.

(4)	Unrealized foreign exchange gain on Acquisition-related indebtedness.

(5)	Amortized pension losses eliminated in 2005 as the result of purchase accounting.

(6)	A one-time write-up of inventory to fair value at the date of Acquisition.

(7)	Purchase accounting adjustment related to tooling projects at the date of Acquisition.

(8)	Non-recurring payment of bonuses ($1.0 million) and stock grants ($1.2 million) and non-recurring purchase and acquisition costs of professional fees ($0.4 million) in connection with the Acquisition.

(9)	Amount by which corporate expenses of Cooper Tire allocated to us on a historical basis exceeded our estimate of costs to operate on a stand-alone basis. This adjustment would not apply to our calculation of Indentures EBITDA.

(10)	The Company's share of earnings in one of its joint ventures less cash dividends received from the joint venture.

(11)	Fees related to review of (since terminated) transaction.

Our covenant levels and ratios for the four quarters ended December 31, 2005 are as follows:

	Covenant Level at December 31, 2005	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	3.2 to 1.0	2.5 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.3 to 1.0	4.9 to 1.0
Indentures
Consolidated Coverage Ratio	3.2 to 1.0	2.0 to 1.0

In addition, under the terms of our credit agreement, we are required to repay a portion of our credit facilities by a certain percentage, based on our leverages, of our Excess Cash Flow. As of December 31, 2005, we are not obligated under our credit agreement to repay a portion of our credit facilities.

Working capital

Historically we have not generally experienced difficulties in collecting our accounts receivable because most of our customers are large, well-capitalized automobile manufacturers. We believe that we currently have a strong working capital position. As of December 31, 2005, we have net cash of $62.2 million. Our additional borrowing capacity through use of our senior credit facilities with our bank group and other bank lines is $109 million (after giving effect to $16 million of outstanding letters of credit).

Available cash and contractual commitments

The following table summarizes our contractual cash obligations at December 31, 2005. Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as disclosed, this table does not include information on our recurring purchase of materials for use in production, as our raw materials purchase contracts typically do not meet this definition because they do not require fixed or minimum quantities.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$894.5	$8.3	$21.8	$32.4	$832.0
Interest on debt obligations	344.6	49.4	144.7	92.5	58.0
Capital lease obligations	5.9	1.3	2.2	1.2	1.2
Operating lease obligations	55.2	9.3	13.1	10.1	22.7
Pensions and postretirement benefits other than pensions	270.0	21.6	35.1	42.9	170.4
Other obligations(1)	15.6	15.6
Total	$1,585.8	$105.5	$216.9	$179.1	$1,084.3

(1)	Noncancellable purchase order commitments for capital expenditures.

In addition to our contractual obligations and commitments set forth in the table above, the Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Excluded from the contractual obligation table are open purchase orders at December 31, 2005 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements, and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying forward of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include short-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings, and other labor-intensive, economically freighted products.

Seasonal Trends

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December.

Restructuring

Predecessor Actions

During 2003, the Predecessor recorded $1.4 million in severance costs related to the closure of its plastics manufacturing facility in Cleveland, Ohio. These costs represent amounts payable to employees upon their termination and were being recorded over the remaining work life of the employees. This closure affected approximately 190 hourly and salaried employees, of which substantially all had been terminated as of December 23, 2004. The completion of this initiative, with a total cost of approximately $4 million, occurred in 2004. The Predecessor also recorded asset impairments of $0.7 million and other exit costs of $0.2 million related to this closure. During the third quarter of 2003, the Predecessor announced the closure of two manufacturing facilities in the United Kingdom. This initiative, with a total cost of $18.9 million, affected approximately 515 hourly and salaried employees. This initiative was completed in 2004. During 2003, $2.7 million of severance costs were recorded representing amounts to be paid to employees upon their termination. These costs are being recorded over the remaining work life of the employees. The Predecessor also recorded asset impairments of $3.3 million related to these closures.

The Predecessor recorded additional restructuring expenses during 2003 as follows:

•	$3.2 million in severance costs associated with workforce reductions in Europe, Brazil, and North America.

•	$1.2 million in other exit costs related to site work at closed facilities and the movement of machinery, equipment, and people.

•	$0.1 million for asset impairments at two North American facilities as the properties were sold.

During 2004, the Predecessor incurred additional costs related to these closures. The Predecessor's remaining obligations related to these facility closures were transferred to Cooper Tire in conjunction with the Acquisition. The following table summarizes the activity for these initiatives since January 1, 2003 (dollar amounts in thousands):

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2003	$—	$—	$—	$—
Expense incurred	7,300	1,400	4,100	12,800
Cash payments	(3,700)	(1,400)		(5,100)
Utilization of reserve	—		(4,100)	(4,100)
Balance at December 31, 2003	$3,600	$—	$—	$3,600
Expense incurred	6,700	7,900	6,600	21,200
Cash payments	(8,300)	(7,900)	—	(16,200)
Utilization of reserve		—	(6,600)	(6,600)
Retained by Cooper Tire	(1,700)			(1,700)
Balance at December 31, 2004	$—	$—	$—	$—

Successor Actions

Following the Acquisition, the Company implemented a restructuring strategy whereby two manufacturing facilities in the United States will be closed and certain businesses will be exited within and outside the U.S. During 2005, the Company recorded related restructuring costs totaling approximately $2.0 million, as well as reserves in purchase accounting totaling $8.9 million for employee severance and other exit costs. The closures will be completed in 2006 and 2007 at an estimated total cost of $11.7 million, excluding costs recorded through purchase accounting. A total of approximately 425 employees will be terminated as part of these initiatives, though adjustments may occur as the Company finalizes its plans. Cash payments related to these restructuring activities will extend into 2007.

In addition, the Company initiated a restructuring initiative in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total cost of approximately $0.3 million, including the termination of 26 employees. The Company also recorded additional $0.7 million in severance costs associated with workforce reductions in Europe.

The following table summarizes the activity for the Successor’s initiatives in 2005 (dollar amounts in thousands):

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$7,060	$1,855	$—	$8,915
Expense incurred	1,669	1,247	122	3,038
Cash payments	(1,364)	(2,007)	—	(3,371)
Utilization of reserve			(122)	(122)
Balance at December 31, 2005	$7,365	$1,095	$—	$8,460

Purchase Accounting

The Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations, pursuant to which the total purchase price of the Acquisition, including related fees and expenses, was allocated to our net assets based upon our estimates of fair value.

A preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the Acquisition has been made. The resulting goodwill after all identifiable intangible assets have been valued was $402.6 million at December 31, 2004, none of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included our leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases. The Company decreased goodwill by $4.3 million during the year ended December 31, 2005 as a result of the settlement of the post-closing working capital adjustment and other purchase price allocation adjustments to recorded assets and liabilities. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 2).

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, and existing debt obligations were stated at historical carrying values given their short-term nature. Pension and other postretirement benefit obligations and assets have been recorded at the projected benefit obligation less estimated plan assets at fair market value, based on independent actuaries' computations. Deferred income taxes have been recorded based on estimates of tax versus book basis of assets acquired and liabilities assumed, adjusted to estimated fair values. Valuation allowances have been established against those assets for which we anticipate that realization is not likely. Property, plant, and equipment, identifiable intangible assets, and inventory have been recorded at fair value based on valuations prepared by independent appraisers.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued at $18 million based on the royalty savings method which allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within our businesses. Customer contracts and relationships were valued at a combined total of $294 million using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values at the date of the Acquisition.

Stock Purchase Agreement relating to the Acquisition

Our financial statements prior to December 24, 2004 included elsewhere in this Form 10-K include costs for facilities that were retained by Cooper Tire in connection with the Acquisition. These facilities are no longer utilized by Cooper Tire or by us or were in the process of being closed. These sites include: the Language, Estover, and Huntingdon facilities in the United Kingdom; the Bezons facility in France; the Sundern facility in Germany; the Alcobendes facility in Spain; and facilities in the United States located in Rocky Mount, North Carolina; Cleveland, Ohio; Port Clinton, Ohio; Schenectady, New York; Lexington, Kentucky; Mio, Michigan; Luzerne, Michigan; Kittanning, Pennsylvania, and various leased and owned facilities in the metropolitan Detroit, Michigan area.

In addition, liabilities and assets relating to pensions for U.S. salaried employees as of December 23, 2004 were determined and reflected on the books of the Company. In our 2004 balance sheet included elsewhere in this Form 10-K, Cooper Tire’s estimates are used to approximate the value of assets and liabilities that were transferred to us.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 3, ‘‘Significant Accounting Policies’’, to the combined financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Pre-production costs related to long term supply arrangements.    Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $6.7 million and $7.1 million at December 31, 2004 and 2005, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $2.3 million and $4.8 million at December 31, 2004 and 2005, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2004 and 2005, $40.8 million and $46.1 million, respectively, was included in accounts receivable for customer-owned tooling of which $20.4 million and $18.4 million, respectively, was not yet invoiced to the customer.

Goodwill.    Effective January 1, 2002, the Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets. In connection with the Acquisition, we have applied the provisions of SFAS No. 141, Business Combination. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $398.3 million as of December 31, 2005.

In accordance with SFAS 142, we perform annual impairment testing at a reporting unit level. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the estimated fair value to the carrying value. If the carrying value exceeds the estimated fair value, then a possible impairment of goodwill exists and requires further evaluation. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return.

As the estimated fair values of our reporting units exceeded their carrying values as of October 1, 2005, the testing date, we have recorded no goodwill impairment in 2005. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired.

Long-lived assets.    We evaluate the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated. Other indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value.

Restructuring-related reserves.    Specific accruals have been recorded in connection with restructuring our businesses, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates.

Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination’’, changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized as an employee separation and plant phaseout cost. For additional discussion, please refer to Note 5 to the Consolidated Financial Statements.

Revenue recognition and sales commitments.    We generally enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements can be our obligation for and extended period or the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We receive blanket purchase orders from many of our customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. As part of certain agreements, we are asked to provide our customers with annual cost reductions. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we generally have ongoing adjustments to our pricing arrangements with our customers based on the related content and cost of our products. Such pricing accruals are adjusted as they are settled with our customers.

Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Income taxes.    In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. In accordance with SFAS No. 109, Accounting for Income Taxes, we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods. At December 31, 2005, deferred tax assets for net operating loss and tax credit carry-forwards of $83.0 million were reduced by a valuation allowance of $71.0 million. These deferred tax assets relate principally to net operating loss carry-forwards by our U.S. Company, as well as our subsidiaries in the United Kingdom, France, Brazil, and Spain. They also relate to U.S foreign tax credits, research and development tax credits, state net operating losses, and state tax credits. Some of these can be utilized indefinitely, while others expire from 2006 through 2025. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Adjustments to pre-acquisition valuation allowances will be offset to goodwill. Adjustments in post-acquisition valuation allowances will be offset to future tax provision.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 12 to the consolidated financial statements.

Pensions and postretirement benefits other than pensions.    Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and post-retirement benefit costs were approximately $10.9 million and $8.7 million, respectively, during fiscal 2005.

To develop our discount rate, we considered the available yields on high-quality, fixed-income investments with maturities corresponding to our benefit obligations. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 0.5 percentage point increase or decrease in the discount rate would have decreased or increased the fiscal 2006 net pension expense by approximately $1.3 million and $1.7 million, respectively. Likewise, a 0.5 percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2005 net pension cost by approximately $0.8 million.

Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to highly volatile market conditions. Holding all other assumptions constant, a 0.5 percentage point decrease or increase in the discount rate would have increased or decreased the minimum pension liability by approximately $4.7 million as of December 31, 2005.

The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our company’s subsidized post-retirement plan.

The general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts required by local statute.

Prior to December 24, 2004, the U.S. personnel pension liability was pooled with Cooper Tire and not calculated independently for the automotive business. As part of the Acquisition, the U.S. pension liability was transferred to the Company. Plan assets for the U.S. salaried and non-bargaining hourly employee plans were transferred to the Company's new salaried and non-bargaining hourly employee pension plans based on specific Pension Benefit Guarantee Corporation (PBGC) computations. The allocated portion of Cooper Tire's domestic pension costs amounted to $10.4 million in 2004 and $10.5 million in 2003. The pension cost that was allocated was driven by various calculations and assumptions.

Derivative financial instruments.    We may use derivative financial instruments to reduce foreign currency exchange and interest rate risks. We have established processes for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. We do not enter into financial instruments for trading or speculative purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to fluctuations in interest rates and currency exchange rates. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates. Derivative financial instruments may be used to reduce the impact of these risks. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative financial instruments’’ and ‘‘Item 8. ‘‘Financial Statements and Supplementary Data’’ (especially Note 20).

As of December 31, 2005, we had $344.5 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $3.4 million per year, assuming no principal repayments or use of financial derivatives.

At December 31, 2005, we had no derivative financial instruments in place. Our $113.9 million Term Loan B is a U.S. dollar denominated obligation of our Canadian subsidiary, which may create significant exposure to earnings volatility as the result of changes in the exchange rate between the U.S. and Canadian dollars.

Item 8.	Financial Statements and Supplementary Data

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Ernst & Young LLP, independent registered public accountants	42
Combined and consolidated statements of operations for the year ended December 31, 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through December 23, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)	43
Consolidated balance sheets of the Successor as of December 31, 2005 and December 31, 2004	44
Combined statements of changes in net parent investment of the Predecessor for the period from January 1, 2004 through December 23, 2004 and the year ended December 31, 2003	45
Consolidated statement of changes in stockholders' equity of the Successor for the year ended December 31, 2005 and the period from December 24, 2004 through December 31, 2004	46
Combined and consolidated statements of cash flows for the year ended December 31, 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through December 23, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)	47
Notes to combined and consolidated financial statements	48
Schedule II Valuation and Qualifying Accounts	82

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005 and the period from December 24, 2004 to December 31, 2004. We have also audited the accompanying combined statements of operations, changes in net parent investment and cash flows of the Automotive segment of Cooper Tire & Rubber Company (Predecessor company) for the period from January 1, 2004 to December 23, 2004 and the year ended December 31, 2003. Our audits also included the financial statement schedule listed at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and the period from December 24, 2004 through December 31, 2004, and the combined results of operations and cash flows of the Automotive segment of Cooper Tire & Rubber Company (predecessor company) for the period from January 1, 2004 to December 23, 2004 and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Troy, Michigan

March 20, 2006

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Sales	$1,662,244	$1,858,930	$4,653	$1,827,440
Cost of products sold	1,389,195	1,539,159	4,673	1,550,265
Gross profit (loss)	273,049	319,771	(20)	277,175
Selling, administration, & engineering expenses	162,686	177,464	5,206	169,702
Amortization of intangibles	873	721	16	28,161
Restructuring	12,803	21,233	3	3,038
Operating profit (loss)	96,687	120,353	(5,245)	76,274
Interest expense, net of interest income	(4,926)	(1,750)	(5,682)	(66,583)
Equity earnings	936	1,021	27	2,781
Other income (expense)	(994)	(2,125)	4,608	(1,281)
Income (loss) before income taxes	91,703	117,499	(6,292)	11,191
Provision for income tax expense (benefit)	34,268	34,150	(1,747)	2,377
Net income (loss)	$57,435	$83,349	$(4,545)	$8,814

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2005

(Dollar amounts in thousands)

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$83,658	$62,204
Accounts receivable, less allowances of $6,249 and $5,454 in 2004 and 2005, respectively	299,906	323,476
Inventories, net	117,859	106,620
Prepaid expenses	19,994	19,817
Other	1,355	5,513
Total current assets	522,772	517,630
Property, plant, and equipment, net	509,943	464,634
Goodwill	402,598	398,295
Intangibles, net	311,605	286,200
Other assets	65,408	67,461
	$1,812,326	$1,734,220
Liabilities and Stockholders' Equity
Current liabilities:
Debt payable within one year	$13,145	$11,602
Accounts payable	136,543	165,059
Payroll liabilities	57,210	50,785
Accrued liabilities	60,797	76,678
Deferred purchase price payment	53,423	—
Payable to stockholder	8,000	—
Total current liabilities	329,118	304,124
Long-term debt	899,572	890,847
Pension benefits	48,090	50,140
Postretirement benefits other than pensions	87,410	92,150
Deferred tax liabilities	115,538	65,006
Other long-term liabilities	14,438	19,723
Stockholders' equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,192,000 and 3,235,100 shares issued and outstanding at December 31, 2004 and December 31, 2005, respectively	32	32
Additional paid-in capital	319,168	323,478
Retained earnings (deficit)	(4,545)	4,269
Cummulative other comprehensive income (loss)	3,505	(15,549)
Total stockholders' equity	318,160	312,230
	$1,812,326	$1,734,220

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CHANGES IN NET PARENT INVESTMENT

(Dollar amounts in thousands)

	Predecessor
	Investment By and Advances From Parent	Cumulative Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	$1,058,889	$(30,827)	$1,028,062
Net income	57,435		57,435
Other comprehensive income:
Minimum pension liability, net of $1,137 tax effect		(1,963)	(1,963)
Currency translation adjustment		65,728	65,728
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,782 tax effect		(2,892)	(2,892)
Comprehensive income			118,308
Net intercompany transactions	(21,945)		(21,945)
Balance at December 31, 2003	1,094,379	30,046	1,124,425
Net income for the period	83,349		83,349
Other comprehensive income:
Minimum pension liability, net of $10,404 tax effect		(20,709)	(20,709)
Currency translation adjustment		4,935	4,935
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,970 tax effect		3,167	3,167
Comprehensive income for the period			70,742
Net intercompany transactions	(94,020)		(94,020)
Balance at December 23, 2004	$1,083,708	$17,439	$1,101,147

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Successor
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Issuance of common stock	3,192,000	$32	$319,168	$—	$—	$319,200
Net loss for the period from December 24, 2004 to December 31, 2004				(4,545)		(4,545)
Other comprehensive income:
Currency translation adjustment					3,505	3,505
Comprehensive loss						(1,040)
Balance at December 31, 2004	3,192,000	32	319,168	(4,545)	3,505	318,160
Issuance of common stock	46,100	—	4,610			4,610
Repurchase of common stock	(3,000)	—	(300)			(300)
Net income for 2005				8,814		8,814
Other comprehensive income:
Minimum pension liability, net of $2,836 tax effect					(4,545)	(4,545)
Currency translation adjustment					(14,509)	(14,509)
Comprehensive loss						(10,240)
Balance at December 31, 2005	3,235,100	$32	$323,478	$4,269	$(15,549)	$312,230

The accompanying notes are an integral part of these financial statements.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Operating Activities:
Net income (loss)	$57,435	$83,349	$(4,545)	$8,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,346	74,369	1,664	83,044
Amortization	1,387	1,205	595	28,161
Equity issued in lieu of cash	—	—	1,200	—
Non-cash restructuring charges	3,532	6,561	—	122
Amortization of debt issuance cost	—	—	76	3,699
Deferred income taxes	(6,564)	(2,261)	(2,104)	(24,529)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(23,849)	(40,033)	42,895	(30,124)
Inventories	(383)	(6,483)	1,590	11,865
Prepaid expenses	1,706	(2,388)	(1,689)	8
Accounts payable	2,732	7,065	(4,019)	33,447
Accrued liabilities	(3,138)	(12,887)	(8,677)	10,167
Other non-current items	9,462	23,663	2,362	(11,722)
Net cash provided by operating activities	117,666	132,160	29,348	112,952
Investing activities:
Property, plant, and equipment	(58,697)	(62,674)	(314)	(54,481)
Acquisition of business, net of cash acquired	—	—	(1,132,581)	(54,270)
Payment to stockholder related to 2004 Acquisition	—	—	—	(8,000)
Cost of other acquisitions and equity investments	—	—	—	(17,181)
Proceeds from the sale of assets and other	5,387	9,160	(4)	967
Net cash used in investing activities	(53,310)	(53,514)	(1,132,899)	(132,965)
Financing activities:
Proceeds from issuance of long-term debt	41,074	47,326	899,536	—
Principal payments on long-term debt	(62,070)	(158,997)	—	(10,340)
Proceeds from issuance of stock	—	—	318,000	4,610
Net changes in advances from Cooper Tire	(33,257)	1,324	—	—
Other (including debt issuance costs)	98	732	(28,256)	(1,424)
Net cash provided by (used in) financing activities	(54,155)	(109,615)	1,189,280	(7,154)
Effects of exchange rate changes on cash	17,243	(15,585)	(2,071)	5,713
Changes in cash and cash equivalents	27,444	(46,554)	83,658	(21,454)
Cash and cash equivalents at beginning of period	75,155	102,599	—	83,658
Cash and cash equivalents at end of period	$102,599	$56,045	$83,658	$62,204

The accompanying notes are an integral part of these financial statements.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Description of Business and Change in Ownership

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body sealing, fluid handling, and noise, vibration, and harshness control (‘‘NVH’’) components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

2004 Acquisition

The Company acquired the Automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) on December 23, 2004 for a cash purchase price of $1,165,000, subject to adjustment based on the amount of cash and cash equivalents less debt obligations and the difference between targeted working capital and working capital at the closing date (hereafter, the ‘‘Acquisition’’). The consolidated balance sheet at December 31, 2004 includes a deferred purchase price payment of $53,000 related to the estimated settlement of a post-closing working capital adjustment. Final settlement of the working capital adjustment resulted in a payment of $54,000 in April 2005. Additionally, the Company incurred approximately $24,000 of direct acquisition costs, principally for investment banking, legal, and other professional services.

At closing, the Company funded the acquisition through $318,000 of equity contributions, $200,000 of senior notes (the ‘‘Senior Notes’’), $350,000 of senior subordinated notes (the ‘‘Senior Subordinated Notes’’), and $350,000 of term loan facilities and $125,000 of revolving credit facility (the ‘‘Senior Credit Facilities’’). The Company incurred approximately $28,000 of issuance costs associated with these borrowings, which are included in other assets on the consolidated balance sheet. The Company amortizes such costs over the terms of the related borrowings. See Notes 18 and 9, respectively, for further descriptions of the equity contributions and of the Senior Notes, Senior Subordinated Notes, and Senior Credit Facilities.

The following unaudited pro forma financial data summarizes the results of operations for the years ended December 31, 2003 and 2004 as if the Acquisition had occurred as of January 1, 2003 and 2004, respectively. Pro forma adjustments include the removal of the results of operations of closed facilities and certain facilities retained by Cooper Tire, liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension and other post retirement benefit losses, interest expense to reflect the Company's new capital structure and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at January 1, 2003 or 2004 or that may be attained in the future and do not include other effects of the Acquisition (amounts in millions).

	2003	2004
Sales	$1,659	$1,862
Operating profit	70	87
Net income	1	23

2.    Basis of Presentation

The following provides a description of the basis of presentation for all periods presented:

Predecessor – Represents the combined financial position, results of operations and cash flows of the automotive segment of Cooper Tire & Rubber Company for all periods prior to the Acquisition on

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

December 23, 2004, which include certain minor operations not acquired by the Company from Cooper Tire. Revenues of these operations included in the Predecessor statement of operations were approximately $3 million in 2003 and $2 million in Predecessor 2004. This presentation reflects the historical basis of accounting without any application of purchase accounting for the Acquisition.

Successor – Represents our consolidated financial position as of December 31, 2005 and 2004 and our consolidated results of operations and cash flows for the year ended December 31, 2005 and the period from December 24, 2004 to December 31, 2004 following the Acquisition. The financial position as of December 31, 2004 and results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 reflect the preliminary application of purchase accounting relating to the Acquisition, described more fully in Note 1, and the adjustments required to reflect the assets and liabilities not acquired in the Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

Hereafter, the period from January 1, 2004 to December 23, 2004 will be referred to as ‘‘Predecessor 2004’’ while the period from December 24, 2004 to December 31, 2004 will be referred to as ‘‘Successor 2004.’’ Costs incurred during the shutdown period in late December were absorbed in the period in which production occurred, substantially all of which occurred during the period from January 1, 2004 to December 23, 2004. As a result of the year-end shutdowns common to the automotive industry, combined with an increase in the recorded value of our inventories to their fair market value as of the date of the Acquisition, gross profit (loss) for this period was minimal.

The combined statements of operations include expenses recorded by the Predecessor or directly charged to the Predecessor by Cooper Tire for periods prior to the Acquisition. In addition, the combined statements of operations include an allocation of certain general and administrative corporate expenses from Cooper Tire. These services primarily consisted of compensation and benefits administration, payroll processing, legal services, purchasing, auditing, income tax planning and compliance, treasury services, general corporate management, and governance and other corporate functions. These allocations totaled $14,167 and $13,851 in the years ended 2003 and Predecessor 2004, respectively. The allocations were determined based on specific services being provided or were allocated based on net sales, headcount, assets or a combination of these factors and are reported in cost of products sold and selling, administration, and engineering expenses in the combined statements of operations. In addition, Cooper Tire charged the Predecessor market rate interest expense on net intercompany advances of $4,441 in the year ended 2003 and $1,882 in Predecessor 2004.

Liabilities incurred for domestic Company insurance, pensions, and current federal and state income taxes were historically retained by Cooper Tire and were recorded through intercompany payables which are included in advances from Parent through the date of the Acquisition. Subsequent to the Acquisition, such liabilities are recorded on the Company's balance sheet. In the U.S., certain medical insurance liabilities were retained by Cooper Tire for the period ending December 23, 2004.

The domestic operations of the Predecessor were included in the United States consolidated tax returns of Cooper Tire with current taxes refundable and payable reported in advances from Parent through the date of the Acquisition. The Predecessor's provisions for income taxes were computed on a basis consistent with separate returns. The current taxes refundable or payable related to the Predecessor's international affiliates represent amounts recoverable or due under separate returns to various foreign governments and are reflected as income taxes refundable or payable. The Predecessor has also been allocated deferred income tax assets and liabilities based on the estimated differences between the book and tax basis of its assets and liabilities.

3.    Significant Accounting Policies

Principles of combination and consolidation – The combined financial statements of the Predecessor represent the automotive segment of Cooper Tire. The consolidated financial statements of the Successor represent the accounts of the Company and subsidiaries. All material intercompany

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

accounts and transactions have been eliminated. Acquired businesses are included in the combined and consolidated financial statements from the dates of acquisition.

The equity method of accounting is followed for investments with ownership between 20 to 50 percent. The cost method is followed in those situations where the Company's ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the affiliate.

The Company's investment in Nishikawa Standard Company (‘‘NISCO’’), a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $22,813 and $22,151 at December 31, 2004 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Foreign currency – The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in net parent investment and stockholders' equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term investments.

Cash and cash equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable – The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers. Generally the Company does not require collateral for its accounts receivable.

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management's judgment of the probability of collecting accounts, and management's evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available.

Advertising expense – Expenses incurred for advertising include production and are generally expensed when incurred. Advertising expense was $709 for 2003, $774 for Predecessor 2004, $0 for Successor 2004, and $917 for 2005.

Inventories – Inventories are valued at cost, which is not in excess of market. Effective with the Acquisition, the Successor accounts for inventories using the FIFO method. Prior to the Acquisition, the Predecessor determined inventory costs by the last-in, first-out (‘‘LIFO’’) method for substantially all domestic inventories. Costs of other inventories were determined principally by the first-in, first-out (‘‘FIFO’’) method.

Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes.

Income taxes – Income tax expense in the consolidated and combined statements of operations is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method. Income tax expense in the Predecessor's statement of operations was calculated on a separate tax return basis as if the

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Predecessor had operated as a stand-alone entity. The Predecessor's domestic operations through December 23, 2004 were included in the consolidated income tax returns filed by Cooper Tire.

Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if we determine that it is more likely than not that the asset will not be realized.

Long-lived assets – Property, plant, and equipment are recorded at cost and depreciated using primarily the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with definite lives, which include technology, customer contracts, and customer relationships, are amortized over their estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value.

Pre-production costs related to long term supply arrangements. Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $6,749 and $7,049 at December 31, 2004 and 2005, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $2,258 and $4,769 at December 31, 2004 and 2005, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2004 and 2005, $40,754 and $46,088, respectively, was included in accounts receivable for customer-owned tooling of which $20,405 and $18,406, respectively, was not yet invoiced to the customer.

Goodwill and other intangible assets – The Company evaluates each reporting unit's fair value versus its carrying value periodically or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. If the carrying value exceeds the fair value, then a possible impairment exists and further evaluation is required.

Revenue Recognition and Sales Commitments – We generally enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements can be our obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

We receive blanket purchase orders from many of our customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. We recognize revenue based on the pricing terms included in our annual purchase orders as our products are shipped to our customers. As part of certain agreements, we are asked to provide our customers with annual cost reductions. We accrue for such amounts as a reduction of revenue as our products are shipped to our customers. In addition, we generally have ongoing adjustments to our pricing arrangements with our customers based on the related content and cost of our products. Such pricing accruals are adjusted as they are settled with our customers.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Amounts billed to customers related to shipping and handling are included in net sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled $53,594 for 2003, $62,446 for Predecessor 2004, $948 for Successor 2004, and $65,597 for 2005.

Stock-based compensation – The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, ‘‘Accounting for Stock Issued to Employees.’’

The following table illustrates the effect on net income as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. Amounts related to the Predecessor periods represent stock options granted by Cooper Tire to employees of the Predecessor. Amounts related to the Successor periods relate to stock options granted by the Company.

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Net income, as reported	$57,435	$83,349	$(4,545)	$8,814
Add: Stock-based compensation, as reported	—	—	—	—
Deduct: Stock-based compensation under SFAS 123 fair value method, net of tax	(897)	(717)	(10)	(567)
Pro forma net income	$56,538	$82,632	$(4,555)	$8,247

The fair value for options awarded to employees of the Company was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Risk-free interest rate	1.8%	2.2%	3.7%	4.4%
Dividend yield	2.8%	2.1%	0.0%	0.0%
Expected volatility	34.0%	34.0%	0.0%	0.0%
Expected life (in years)	5.9	4.7	6.0	6.0

The weighted-average fair value of options granted in 2003, Predecessor 2004, Successor 2004, and 2005 was $3.60, $5.01, $19.96, and $22.88, respectively. During Predecessor 2004, 437,500 options were granted by Cooper Tire to Predecessor employees. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation. As a result of changing to a net presentation of cash held in our global cash management vehicle, which we use to pool cash funds from foreign subsidiaries, cash and debt payable within one year both decreased by $79,230 at December 31, 2004 as compared to the previous

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

classification. Additionally, we reclassified our presentation of the statement of cash flows related to non-cash restructuring charges and proceeds from the sale of certain assets. This reclassification increased net cash provided by operating activities by $7,384 and $0 for Predecessor 2004 and Successor 2004, respectively, as compared to the previous classification with a corresponding decrease to net cash used in investing activities.

Recent accounting pronouncement

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the ‘‘so abnormal’’ criterion outlined in ARB No. 43. SFAS 151 also introduces the concept of ‘‘normal capacity’’ and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued FAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS 123(R) is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.

4.    Acquisitions

On May 30, 2003, the Predecessor increased its ownership position in Jin Young Standard of South Korea from 49 percent to 90 percent and changed the name of the operations to Cooper-Standard Automotive Korea, Inc. The increase was financed by converting $2,500 of Predecessor loans to Jin Young Standard into equity and an agreement to pay to other joint-venture shareholders an additional $500 in cash over five years. The results of operations of Cooper-Standard Automotive Korea, Inc. are included in the consolidated and combined financial statements from the date of the increased ownership percentage. Prior to the date of this transaction, the Predecessor accounted for its investment in Jin Young Standard under the equity method. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In the third quarter of 2005, the Company, through its subsidiary Cooper-Standard Automotive Fluid Systems de Mexico, S. de R.L. de C.V., completed the acquisition of the automotive hose manufacturing business of The Gates Corporation located in Atlacomulco, Mexico, for cash consideration of $11,490. This acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In the fourth quarter of 2005, the Company completed the acquisition of a 20 percent equity interest in Guyoung Technology Co. Ltd for cash consideration of approximately $5,700. The Company accounted for its investment in Guyoung under the equity method of accounting. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

5.    Restructuring

Predecessor Actions

During 2003, the Predecessor recorded $1,400 in severance costs related to the closure of its plastics manufacturing facility in Cleveland, Ohio. These costs represent amounts to be paid to employees upon their termination and were being recorded over the remaining work life of the employees. This closure affected approximately 190 hourly and salaried employees, of which substantially all had been terminated as of December 23, 2004. The completion of this initiative, with a total cost of approximately $4,000, occurred in 2004. The Predecessor also recorded asset impairments of $700 and other exit costs of $200 related to this closure. During the third quarter of 2003, the Predecessor announced the closure of two manufacturing facilities in the United Kingdom. This initiative, with a total cost of $18,900, affected approximately 515 hourly and salaried employees. This initiative was completed in 2004. During 2003, $2,700 of severance costs were recorded representing amounts to be paid to employees upon their termination. These costs are being recorded over the remaining work life of the employees. The Predecessor also recorded asset impairments of $3,300 related to these closures.

The Predecessor recorded additional restructuring expenses during 2003 as follows:

•	$3,200 in severance costs associated with workforce reductions in Europe, Brazil, and North America.

•	$1,200 in other exit costs related to site work at closed facilities and the movement of machinery, equipment, and people.

•	$100 for asset impairments at two North American facilities as the properties were sold.

During 2004, the Predecessor incurred additional costs related to these closures. The Predecessor's remaining obligations related to these facility closures were transferred to Cooper Tire in conjunction with the Acquisition. The following table summarizes the activity for these initiatives since January 1, 2003:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2003	$—	$—	$—	$—
Expense incurred	7,300	1,400	4,100	12,800
Cash payments	(3,700)	(1,400)	—	(5,100)
Utilization of reserve	—	—	(4,100)	(4,100)
Balance at December 31, 2003	3,600	—	—	3,600
Expense incurred	6,700	7,900	6,600	21,200
Cash payments	(8,600)	(7,900)	—	(16,500)
Utilization of reserve		—	(6,600)	(6,600)
Retained by Cooper Tire	(1,700)	—	—	(1,700)
Balance at December 31, 2004	$—	$—	$—	$—

Successor Actions

Following the Acquisition, the Company implemented a restructuring strategy whereby two manufacturing facilities in the United States will be closed and certain businesses will be exited within and outside the U.S. During 2005, the Company recorded related restructuring costs totaling approximately $2,000, as well as reserves in purchase accounting totaling $8,915 for employee severance and other exit costs. The closures will be completed in 2006 and 2007 at an estimated total cost of $11,700, excluding costs recorded through purchase accounting. A total of approximately

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

425 employees will be terminated as part of these initiatives, though adjustments may occur as the Company finalizes its plans. Cash payments related to these restructuring activities will extend into 2007.

In addition, the Company initiated a restructuring initiative in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total cost of approximately $326, including the termination of 26 employees. The Company also recorded additional $712 in severance costs associated with workforce reductions in Europe.

The following table summarizes the activity for the Successor’s initiatives in 2005:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$7,060	$1,855	$—	$8,915
Expense incurred	1,669	1,247	122	3,038
Cash payments	(1,364)	(2,007)	—	(3,371)
Utilization of reserve	—	—	(122)	(122)
Balance at December 31, 2005	$7,365	$1,095	$—	$8,460

6.    Inventories

Inventories are comprised of the following:

	Successor
	December 31,
	2004	2005
Finished goods	$45,572	$35,510
Work in process	21,423	19,880
Raw materials and supplies	50,864	51,230
	$117,859	$106,620

Inventory at December 31, 2004 includes a $9,806 fair value write-up related to the Acquisition. Such inventory was liquidated as of March 31, 2005 and the fair value write-up was reflected as an increase to cost of products sold.

7.    Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

	Successor		Estimated Useful Lives
	December 31,
	2004	2005
Land and improvements	$34,560	$32,786
Buildings and improvements	144,173	152,319	15 to 40 years
Machinery and equipment	293,757	336,798	5 to 14 years
Construction in Progress	39,117	28,821
	511,607	550,724
Accumulated depreciation	(1,664)	(86,090)
Property, plant and equipment, net	$509,943	$464,634

Depreciation expense totaled $75,346 for 2003, $74,369 for Predecessor 2004, $1,664 for Successor 2004, and $83,044 for 2005, respectively.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

8.    Goodwill and Intangibles

In connection with the Acquisition, the Company recorded goodwill totaling $402,598 at December 31, 2004. The Company decreased goodwill by $4,303 during 2005 as a result of the settlement of the post-closing working capital adjustment and other purchase price allocation adjustments, and allocated goodwill of $76,523, $234,442, and $87,330 to Sealing, Fluid, and NVH at December 31, 2005.

The following table presents intangible assets and accumulated amortization balances of the Successor as of December 31, 2004 and 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(383)	$140,617	7 to 8 years
Customer relationships	153,000	(163)	152,837	20 years
Developed technology	18,200	(49)	18,151	6 to 10 years
Balance at December 31, 2004	$312,200	$(595)	$311,605
Customer contracts	$141,000	$(18,329)	$122,671	7 to 8 years
Customer relationships	153,000	(7,813)	145,187	20 years
Developed technology	18,200	(2,344)	15,856	6 to 10 years
Other	2,756	(270)	2,486
Balance at December 31, 2005	$314,956	$(28,756)	$286,200

Amortization expense totaled $1,387 for 2003, $1,205 for Predecessor 2004, $595 for Successor 2004, and $28,161 for 2005. Estimated amortization expense will total approximately $28,000 over each of the next five years.

9.    Debt

Outstanding debt consisted of the following at December 31, 2004 and 2005:

	December 31, 2004	December 31, 2005
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	51,320	47,517
Term Loan B	115,000	113,850
Term Loan C	185,000	183,150
Revolving Credit Facility	—	—
Capital leases and other borrowings	11,397	7,932
Total debt	912,717	902,449
Less: debt payable within one year	(13,145)	(11,602)
Total long-term debt	$899,572	$890,847

In connection with the Acquisition, Cooper-Standard Automotive Inc. issued Senior Notes and Senior Subordinated Notes in a private offering and entered into new Senior Credit Facilities. Cooper-Standard Holdings Inc. has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes. Cooper-Standard Holdings Inc. conducts substantially all of its operations through its subsidiaries and its assets consist primarily of its investment in Cooper-Standard Automotive Inc. In addition to the issuance of the Senior Notes and Senior Subordinated Notes, the Successor assumed certain debt instruments existing at the Acquisition date.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Senior Notes and Senior Subordinated Notes bear interest at rates of 7.0% and 8.375%, respectively, and mature on December 15, 2012 and 2014, respectively. Interest is payable semi-annually on June 15 and December 15. The Senior Notes are guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated basis, by substantially all existing and future wholly-owned domestic subsidiaries. Prior to December 15, 2008, in the case of the Senior Notes and December 15, 2009, in the case of the Senior Subordinated Notes, the Company has the option to redeem some or all of the notes subject to a formula as defined in the applicable agreements. After December 15, 2008, the Company has the option to redeem some or all of the Senior Notes at premiums that begin at 103.5% and decline each year to face value for redemptions taking place after December 15, 2010. After December 15, 2009, the Company has the option to redeem some or all of the Senior Subordinated Notes at premiums that begin at 104.2% and decline each year to face value for redemptions taking place after December 15, 2012.

In connection with the private offering of the Senior Notes and Senior Subordinated Notes, on May 27, 2005, the Company completed an exchange offer where these notes were exchanged for notes registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4 (registration no. 333-123708).

The Senior Credit Facilities consist of a revolving credit facility and various senior term loan facilities with maturities in 2010 and 2011, including Term Loan B, which is a U.S. dollar-denominated obligation of our Canadian subsidiary. The revolving credit facility provides for borrowings up to $125,000 including the availability of letters of credit, a portion of which is also available in Canadian dollars and bears interest at a rate equal to an applicable margin plus, at the Company's option, either (a) a base rate determined by reference to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in the applicable currency for the interest period relevant to such borrowing adjusted for certain additional costs. Interest is generally due quarterly in arrears and is also due upon the expiration of any particular loan. Interest rates under the Senior Credit Facilities averaged 5.84% during Successor 2004. We are also required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 0.5% per annum and customary letter of credit fees. As of December 31, 2004 and 2005, the Company had $0 and $15,993 of standby letters of credit outstanding, leaving $125,000 and $109,007 of availability, respectively. The Successor incurred a $4,000 bridge loan fee related to contingent short-term financing arranged to fund the Acquisition. Such fee is included in Successor 2004 interest expense as the bridge loan arrangement expired unexercised upon the issuance of the Senior Notes and the Senior Subordinated Notes.

The term loans amortize quarterly subject to certain formulae contained in the agreements. The Senior Credit Facilities are unconditionally guaranteed on a senior secured basis by the Company and, subject to certain exceptions, substantially all existing and future domestic subsidiaries of the Company and the Company's Canadian subsidiaries in the case of Term Loans A and B and Canadian dollar borrowings under the revolving credit facility. In addition, all obligations under the Senior Credit Facilities and the guarantees of those obligations are secured by substantially all the assets of the Company, subject to certain exceptions.

The Senior Credit Facilities and Senior Notes and Senior Subordinated Notes contain covenants that, among other things, restrict, subject to certain exceptions, the ability to sell assets, incur additional indebtedness, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. In addition, the Senior Credit Facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

incurrence of debt not permitted under the Senior Credit Facilities. As of December 31, 2004 and 2005, the Company was in compliance with all of its financial covenants.

The Company along with its joint venture partner has provided a guarantee of a portion of the bank loans made to its NISCO joint venture with Nishikawa Rubber Company. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the joint venture partners. As of December 31, 2004 and 2005, the Company has recorded $29 and $22 of liability, respectively, related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company's maximum exposure under the two guarantee arrangements at both December 31, 2004 and 2005 was approximately $5,000.

The Company uses a global cash management vehicle to pool excess cash from domestic and foreign subsidiaries and present on a net basis as cash on the balance sheets of such subsidiaries. At December 31, 2004 and 2005, the Company's net cash balances under this arrangement were $38,057 and $9,932, respectively. Other borrowings at December 31, 2004 and 2005 reflect borrowings under capital leases and local bank lines, including $1,632 and $2,052 of short-term note payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

The maturities of long-term debt at December 31, 2005 are as follows and include the estimated amortization of the term loans:

2006	$11,602
2007	12,241
2008	11,790
2009	16,974
2010	16,615
Thereafter	833,227
$902,449

Interest paid on third party debt was $2,429, $2,371, $4,129, and $63,834 for 2003, Predecessor 2004, Successor 2004, and 2005, respectively. Interest paid on intercompany amounts with Cooper Tire was $7,941 and $1,882 for 2003 and Predecessor 2004, respectively.

10.    Pensions

The Company maintains defined benefit pension plans covering substantially all employees located in the United States. Benefits generally are based on compensation and length of service for salaried employees and on length of service for hourly employees. The Company's policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of the Company. Prior to the Acquisition, the balance sheet accounts related to the Predecessor's domestic plans were recorded on the balance sheet of Cooper Tire. The Company's allocated portion of Cooper Tire's domestic pension costs amounted to $10,490 in 2003 and $10,405 in 2004. Effective with the Acquisition, the Company assumed its allocable share of the assets and liabilities of the domestic pension plans. The Company also sponsors defined benefit pension plans for employees in some of its international locations.

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. Matching contributions under these plans totaled $2,327 in 2003, $2,886 in 2004, and $2,468 in 2005, respectively.

The Company’s measurement date for the majority of its plans is October 1st. The following tables disclose information related to the Company's defined benefit pension plans. Information prior to

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

December 23, 2004 excludes the Company’s domestic defined benefit pension plans. In conjunction with the Acquisition, the Company recorded the unfunded amount of the projected benefit obligation of its domestic and international defined benefit pension plans on the Company’s balance sheet.

	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$—	$52,787	$187,847	$66,069
Service cost - employer	—	2,781	8,599	3,265
Participant contributions	—	147	—	36
Interest cost	—	3,275	11,307	3,696
Actuarial loss	—	5,166	9,761	7,575
Amendments	—	—	—	112
Benefits paid	—	(3,027)	(7,987)	(5,048)
Foreign currency exchange rate effect	—	4,940	—	(1,648)
Effect of Acquisition	187,847	—	—	—
Other	—	—	2,919	—
Projected benefit obligations at end of period	$187,847	$66,069	$212,446	$74,057
Change in plans' assets:
Fair value of plans' assets at beginning of period	$—	$32,019	$148,146	$38,100
Actual return on plans' assets	—	2,682	6,359	5,969
Employer contributions	—	3,615	11,307	3,954
Participant contributions	—	—	—	36
Benefits paid	—	(3,027)	(7,987)	(5,048)
Foreign currency exchange rate effect	—	2,810	—	137
Effect of Acquisition	148,146	—	—	—
Other	—	—	(436)	—
Fair value of plans' assets at end of period	$148,146	$38,099	$157,389	$43,148
Funded status of the plans	$(39,701)	$(27,970)	$(55,057)	$(30,909)
Unrecognized actuarial loss	—	—	16,037	4,934
Unrecognized prior service cost	—	—	561	115
Net amount recognized at December 31	$(39,701)	$(27,970)	$(38,459)	$(25,860)
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(16,135)	$(3,446)	$(18,233)	$(3,888)
Pension benefits (long term)	(23,566)	(24,524)	(26,492)	(23,648)
Intangible Assets	—	—	561	—
Other comprehensive income	—	—	5,705	1,676
Net amount recognized at December 31	$(39,701)	$(27,970)	$(38,459)	$(25,860)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $164,434 and $58,148 at December 31, 2004 and $190,841 and $62,687 at December 31, 2005, respectively. The following table lists the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with projected benefit obligations, and accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2005:

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

	2004		2005
	Projected Benefit Obligation Exceeds Plan Assets	Accumulated Benefit Obligation Exceeds Plan Assets	Projected Benefit Obligation Exceeds Plan Assets	Accumulated Benefit Obligation Exceeds Plan Assets
Projected benefit obligation	$253,916	$253,916	$286,503	$286,503
Accumulated benefit obligation	222,582	222,582	253,528	253,528
Fair value of plan assets	186,245	186,245	200,537	200,537

Weighted average assumptions used to determine benefit obligations at December 31:

	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.0%	4.4% to 6.5%	5.8%	3.9% to 6.5%
Rate of compensation increase	3.3%	2.5% to 7.5%	3.3%	2.5% to 7.5%

The following table provides the components of net pension expense for the plans:

	2003		2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6,787	$2,115	$8,982	$2,781	$8,599	$3,265
Interest cost	11,645	2,747	11,782	3,275	11,307	3,696
Expected return on plan assets	(12,092)	(2,300)	(13,571)	(2,937)	(12,635)	(3,369)
Amortization of prior service cost and recognized actuarial loss	4,149	443	3,212	689	—	—
Net periodic benefit cost	$10,489	$3,005	$10,405	$3,808	$7,271	$3,592

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	2003		2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.8%	6.5%	6.3%	4.5% to 7.0%	6.0%	4.4% to 6.5%
Expected return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	8.8% to 9.0%
Rate of compensation increase	3.8%	3.4%	3.3%	2.5% to 7.5%	3.3%	2.5% to 7.5%

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company's pension plans at December 31, 2004 and 2005 by asset category are approximately as follows:

	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	64%	59%	60%	62%
Debt securities	34%	41%	32%	38%
Real Estate	0%	0%	8%	0%
Cash and cash equivalents	2%	0%	0%	0%
	100%	100%	100%	100%

Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

rate of return is reviewed by the Company's investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates it will contribute approximately $22,000 to its pension plans in 2006.

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2006	$14,003	$3,484	$17,487
2007	8,811	3,606	12,417
2008	9,628	3,824	13,452
2009	11,072	4,211	15,283
2010	12,885	4,469	17,354
2011 - 2015	114,934	24,524	139,458

11.    Postretirement Benefits Other Than Pensions

The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each applicable subsidiary of the Company. The Company's policy is to fund the cost of these postretirement benefits as these benefits become payable.

The Company’s measurement date for the majority of its plans is October 1st. The following tables disclose information related to the Company's postretirement benefit plans. Effective with the Acquisition, Cooper Tire assumed certain of the Predecessor’s obligations under these plans. Additionally, the Company recorded the unfunded amount of the projected benefit obligation on the Company’s balance sheet.

	2004		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of period	$94,180	$6,928	$84,044	$8,757
Service cost	2,468	341	2,647	436
Interest cost	5,673	448	5,072	521
Actuarial loss (gain)	5,554	573	(517)	701
Benefits paid	(5,793)	(132)	(4,166)	(194)
Administrative expenses paid	—	—	(152)	—
Effect of Medicare Act	(2,903)	—	—	—
Effect of Acquisition	(15,135)	—	—	—
Other	—	599	(1,166)	312
Benefit obligation at end of period	$84,044	$8,757	$85,762	$10,533
Funded status of the plans	$(84,044)	$(8,757)	$(85,762)	$(10,533)
Unrecognized actuarial loss	—	—	(517)	679
Unrecognized prior service cost	—	—	(1,166)	—
Net amount recognized at December 31	$(84,044)	$(8,757)	$(87,445)	$(9,854)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Act’’) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Staff Position (‘‘FSP’’) 106-2, ‘‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.’’ This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company's accounting are complex and contain acknowledged open issues. The Company recorded their potential effect during the third quarter of 2004, retroactive to January 1, 2004 as prescribed by FSP 106-2. The Act reduced net periodic postretirement benefit cost by $444 in 2004. The total impact on the Company's actuarial liability under all domestic plans was a reduction of $2,903.

The following table provides the components of net periodic expense for the plans:

	2003	2004	2005
Service cost	$2,070	$2,809	$3,083
Interest cost	6,064	6,121	5,593
Amortization of prior service cost and recognized actuarial loss	1,482	1,526	—
Net periodic benefit cost	$9,616	$10,456	$8,676

The weighted average assumed discount rate used to determine benefit obligations was 6.0% and 5.75% at December 31, 2004 and 2005, respectively. The weighted-average assumed discount rate used to determine net periodic expense was 6.8%, 6.3%, and 6% for 2003, 2004, and 2005, respectively.

At December 31, 2005, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.0% per year for 2006 and 2007 and 6.0% thereafter. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$421	$(331)
Effect on projected benefit obligations	5,247	(4,273)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S	Total
2006	$3,870	$220	$4,090
2007	4,241	239	4,480
2008	4,484	264	4,748
2009	4,690	286	4,976
2010	4,986	315	5,301
2011-2015	28,924	1,973	30,897

12.    Income Taxes

Components of the Company's income (loss) before income taxes are as follows:

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Domestic	$4,528	$35,317	$(9,789)	$(54,791)
Foreign	87,175	82,182	3,497	65,982
	$91,703	$117,499	$(6,292)	$11,191

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Company's provision (benefit) for income taxes consists of the following:

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Current
Federal	$9,371	$13,005	$—	$—
State	110	525	—	—
Foreign	31,351	22,881	357	24,060
Deferred
Federal	(11,347)	(4,879)	(2,230)	(22,356)
State	(8)	—	—	(1,350)
Foreign	4,791	2,618	126	2,023
	$34,268	$34,150	$(1,747)	$2,377

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Tax at U.S. statutory rate	$32,096	$41,125	$(2,202)	$3,917
State and local taxes	66	342	—	(1,702)
Tax credits	(2,975)	(3,257)	—	(5,950)
Extraterritorial income exclusion	(1,000)	(765)	—	(805)
Effect of foreign tax rates	5,631	1,781	505	(2,819)
Valuation allowance	—	(5,484)	—	6,475
Other, net	450	408	(50)	3,261
Income tax provision	$34,268	$34,150	$(1,747)	$2,377
Effective income tax rate	37.4%	29.1%	27.8%	21.2%

Payments for income taxes net of refunds in 2003, Predecessor 2004, Successor 2004, and 2005, were $27,406, $24,043, $0, and $17,234, respectively.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	Successor
	2004	2005
Deferred tax assets:
Postretirement and other benefits	$46,295	$62,694
Net operating loss and tax credit carryforwards	82,110	83,048
All other items	17,059	16,662
Total deferred tax assets	145,464	162,404
Deferred tax liabilities:
Property, plant and equipment	(43,079)	(25,151)
Intangibles	(118,420)	(104,698)
All other items	(22,136)	(14,543)
Total deferred tax liabilities	(183,635)	(144,392)
Valuation allowances	(72,606)	(70,983)
Net deferred tax assets (liabilities)	$(110,777)	$(52,971)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The net deferred taxes in the consolidated balance sheet are as follows:

	Successor
	2004	2005
Current Assets	$1,355	$5,513
Non-Current Assets	10,643	8,387
Current Liabilities	(7,237)	(1,865)
Non-Current Liabilities	(115,538)	(65,006)
	$(110,777)	$(52,971)

At December 31, 2005, the Company's foreign subsidiaries, primarily in the United Kingdom, France, Brazil, and Australia, have operating loss carryforwards aggregating $92,100 with indefinite expiration periods while Spain has an operating loss carryforward of $10,600 with expiration dates beginning in 2009. The Company and its domestic subsidiaries have U.S. operating losses of $21,900, with an expiration date beginning in 2023. The U.S. foreign tax credit and research tax credit carryforwards are $16,300 and $11,500 respectively, with expiration dates beginning in 2006 and 2024. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $13,700 with expiration dates beginning in 2006.

At December 31, 2005, the Company has valuation allowances of $64,508 recorded on purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill to the extent goodwill exists. During 2005 a valuation allowance totaling $6,475 was recorded against current year benefits, reducing the Company’s deferred tax assets. As of December 31, 2005 the Company has valuation allowances totaling $70,983 recorded against its deferred tax assets.

Deferred income taxes have not been provided on approximately $302,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the Acquisition.

13.    Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $12,927, $14,660, $99, and $15,060 for 2003, Predecessor 2004, Successor 2004, and 2005, respectively.

Future minimum payments for all non-cancelable operating leases are as follows:

2006	$9,297
2007	7,308
2008	5,837
2009	5,316
2010	4,769
Thereafter	22,705

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

14.    Cumulative Other Comprehensive Income

Cumulative other comprehensive income in the accompanying balance sheets consists of:

	Successor
	2004	2005
Cumulative currency translation adjustment	$3,505	$(11,004)
Minimum pension liability		(7,381)
Tax effect		2,836
Net		(4,545)
	$3,505	$(15,549)

15.     Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $14,314 and $15,567 at December 31, 2004 and 2005, respectively.

Legal and Other Claims

The Company is periodically involved in claims, litigation, and various legal matters that arise in the ordinary course of business. In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company. A reserve estimate is established for each matter and updated as additional information becomes available. Based on the information currently known to us, we do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

16.    Other Income (Expense)

The components of Other Income (Expense) for the years 2003, Predecessor 2004, Successor 2004, and 2005 are as follows:

	Predecessor		Successor
	Year Ended December 31, 2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005
Foreign currency gains (losses)	$(150)	$(1,308)	$4,575	$(98)
Minority interest	(844)	(799)	33	(1,153)
Gains (losses) on fixed assets disposals	0	(18)	—	(30)
	$(994)	$(2,125)	$4,608	$(1,281)

17.    Related Party Transactions

The Predecessor had transactions in the normal course of business with Cooper Tire, including the purchase of raw materials which totaled $20,691 and $22,095 in 2003 and Predecessor 2004,

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

respectively. Such purchases are no longer considered related party transactions for periods subsequent to the Acquisition. Additionally, as part of the Acquisition, the Company executed a Transition Services Agreement with Cooper Tire whereby Cooper Tire agreed to provide a number of transitional services to the Company, including payroll, travel, and employee benefits administration, treasury, purchasing, employee training, and information technology. The Company agreed to pay Cooper Tire specified amounts for certain of these services on a specific period or an as needed basis. Cooper Tire’s obligation to provide such services generally terminated by June 30, 2005, though payroll services continued through September 30, 2005. The Company incurred approximately $900 of expenses related to these services in 2005.

Sales to NISCO, a 50 percent owned joint venture, totaled $13,734, $13,788, $0, and $21,764, in 2003, Predecessor 2004, Successor 2004, and 2005, respectively.

In connection with the Acquisition, the Company paid its two primary stockholders transaction advisory fees totaling $12,000. $8,000 of such payments was made in January 2005 and is reflected on the consolidated balance sheet as of December 31, 2004 as a payable to stockholder. Additionally, affiliates of one of the primary stockholders participate as lenders to the Company and received fees totaling approximately $5,200 as part of the Acquisition financing.

18.    Capital Stock and Stock Options

The Successor was capitalized at the date of Acquisition via the sale of 3,180,000 shares of common stock for $318,000 to two investor groups. The Successor also issued $1,200 of common stock to two members of the Board of Directors for services rendered, which is included in selling, administration, and engineering expenses in Successor 2004. Following the Acquisition and through December 31, 2005, four members of the Board of Directors and certain members of senior management purchased $4,610 of common stock. The Company repurchased $300 of common stock during 2005 from one such member of senior management whose employment with the Company terminated in 2005.

Effective as of the closing of the Acquisition, the Successor established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees and directors. As of December 31, 2004 and 2005, the Company had 223,615 and 228,615 shares of common stock, respectively, reserved for issuance under the plan, including outstanding options granted to certain employees and directors to purchase 214,670 and 202,017 shares of common stock, respectively, at a price of $100 per share, which was determined by the Company to be fair market value at the time of grant. These options have a ten-year life. One-half of the options granted to employees vest on a time basis, 20% per year over five years. The remaining one-half of the options granted to employees vest on a performance basis, 20% per year that Company performance targets are reached for five years or 100% after eight years, with certain acceleration provisions. No options granted to employees were vested as of December 31, 2004; 39,806 of such options were vested as of December 31, 2005. All of the options granted to directors vest on a time basis, 20% per year over five years. No options granted to directors were vested as of December 31, 2005. During the Predecessor periods, Cooper Tire granted stock options to certain employees to purchase common stock of Cooper Tire. Upon the Acquisition, the outstanding options were either forfeited or settled by Cooper Tire in accordance with their respective terms. Unvested options for certain employees were settled in cash by Cooper Tire.

19.    Business Segments

The Company is a leading global manufacturer of automotive components primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The principal customers for the Company's products are located in North America, Europe, and Asia. The Company manages its operations through the following business segments:

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Sealing — Designs and manufactures body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion.

Fluid — Designs and manufactures fluid handling subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle.

NVH — Designs and manufactures systems and components that control and isolate noise and vibration in a vehicle to improve ride and handling.

The accounting policies of the Company's business segments are consistent with those described in Note 3. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. However, certain shared costs are not allocated to the segments and are included below in Eliminations and other. Intersegment sales are conducted at market prices. Segment assets are calculated based on a moving average over several quarters and exclude corporate assets, goodwill, intangible assets, deferred taxes, and certain other assets.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

	Predecessor		Successor
	2003	2004	2004	2005
Sales to external customers
Sealing	$747,249	$864,573	$2,245	$888,018
Fluid	573,973	639,998	2,112	635,325
NVH	341,073	354,601	296	304,092
Eliminations and other	(51)	(242)	—	5
Consolidated	$1,662,244	$1,858,930	$4,653	$1,827,440
Intersegment sales
Sealing	$1,030	$59	$—	$23
Fluid	2	3	—	—
NVH	36,207	35,456	—	38,610
Eliminations and other	(37,239)	(35,518)	—	(38,633)
Consolidated	$—	$—	$—	$—
Segment profit (loss)
Sealing	$(2,720)	$13,615	$(1,625)	$3,427
Fluid	50,424	70,036	(3,204)	19,631
NVH	47,685	34,836	(1,514)	(11,867)
Other	(3,686)	(988)	51	—
Income (loss) before income taxes	$91,703	$117,499	$(6,292)	$11,191
Depreciation and amortization expense
Sealing	$39,733	$40,468	$883	$49,104
Fluid	18,918	18,028	428	39,682
NVH	11,135	10,647	227	19,709
Other	6,947	6,431	721	2,710
Consolidated	$76,733	$75,574	$2,259	$111,205
Capital expenditures
Sealing	$34,548	$35,633	$189	$24,506
Fluid	15,234	18,579	31	14,766
NVH	5,246	6,180	60	9,364
Other	3,669	2,282	34	5,845
Consolidated	$58,697	$62,674	$314	$54,481
Segment assets
Sealing			$698,694	$666,154
Fluid			785,938	737,716
NVH			272,689	285,418
Other			55,005	44,932
Consolidated			$1,812,326	$1,734,220

Net interest expense (income) included in segment profit for Sealing, Fluid, and NVH totaled $3,970, $757, and $200, respectively, for 2003; $1,948, $(278), and $80, respectively, for Predecessor 2004; $3,033, $1,760, and $890, respectively, for Successor 2004, and $34,795, $21,411, and $10,377, respectively, for 2005. Restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $8,564, $4,239, and $0, respectively, for 2003; $16,598, $4,635, and $0, respectively, for

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Predecessor 2004; $3, $0, and $0, respectively, for Successor 2004 and $2,175, $328, and $535, respectively, for 2005. Substantially all equity earnings relate to Sealing.

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Predecessor		Successor
	2003	2004	2004	2005
Revenues
United States	$766,894	$856,960	$1,039	$780,909
Canada	335,580	350,692	66	353,946
Other	559,770	651,278	3,548	692,585
Consolidated	$1,662,244	$1,858,930	$4,653	$1,827,440
Long-lived assets
United States			$213,288	$180,661
Canada			62,263	65,871
Other			234,392	218,102
Consolidated			$509,943	$464,634

Net sales to customers of the Company which contributed ten percent or more of its total consolidated net sales and the related percentage of consolidated Company sales for 2003, 2004, and 2005 are as follows:

	2003 Percentage of Combined Net Sales	2004 Percentage of Combined Net Sales	2005 Percentage of Combined Net Sales
Customer
Ford	33%	35%	33%
General Motors	22%	21%	23%
DaimlerChrysler	18%	14%	12%

20.    Fair Value of Financial Instruments

With the exception of the Senior and Senior Subordinated Notes, the fair value of the Company's financial instruments approximate their carrying values. Fair values of the Senior and Senior Subordinated Notes approximated $552,125 and $450,000 at December 31, 2004 and 2005, based on quoted market prices, compared to the recorded values totaling $550,000.

The Company's derivative financial instruments at December 31, 2004 consist of a fair value hedge of foreign currency exposure. The notional amount of this foreign currency derivative instrument at December 31, 2004 was $5,730. The counterparty to this agreement was a major commercial bank. This instrument matured January 28, 2005 with no significant gain/loss. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote. The Company has no other derivative financial instruments at December 31, 2005.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

21.    Selected Quarterly Information (Unaudited)

	Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
2004
Sales	$496,984	$484,970	$423,866	$453,110	$4,653
Gross profit	89,277	92,984	60,912	76,598	(20)
Net income (loss)	26,543	30,977	5,517	20,312	(4,545)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$470,141	$489,141	$426,655	$441,503
Gross profit	68,377	79,269	58,331	71,198
Net income (loss)	(478)	7,668	(1,108)	2,732

22.    Guarantor and Non-Guarantor Subsidiaries

In connection with the Acquisition, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guaranteed the Notes. The following condensed consolidating and combining financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the Notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions).

COMBINING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
Sales	$532.9	$337.8	$855.9	$(64.4)	$1,662.2
Cost of products sold	499.5	250.5	704.1	(64.9)	1,389.2
Selling, admin, and engineering expenses	106.9	23.1	32.6	—	162.6
Amortization of intangibles	0.5	—	0.4	—	0.9
Restructuring	4.0	—	8.8	—	12.8
Operating profit (loss)	(78.0)	64.2	110.0	0.5	96.7
Interest expense net of interest income:
Third parties	0.1	(0.1)	0.4	—	0.4
Affiliates	(1.2)	—	(4.1)	—	(5.3)
Equity earnings	(0.4)	1.3	—	—	0.9
Other income (expense)	15.7	—	(16.2)	(0.5)	(1.0)
Income (loss) before income taxes	(63.8)	65.4	90.1	—	91.7
Provision for income tax expense (benefit)	(24.9)	23.5	35.7	—	34.3
Income (loss) before equity in income (loss) of subsidiaries	(38.9)	41.9	54.4	—	57.4
Equity in net income (loss) of subsidiaries	60.0	—	—	(60.0)	—
NET INCOME	$21.1	$41.9	$54.4	$(60.0)	$57.4

COMBINING STATEMENT OF OPERATIONS

For the Period January 1, 2004 to December 23, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
Sales	$633.8	$338.2	$950.2	$(63.3)	$1,858.9
Cost of products sold	568.4	265.6	768.4	(63.3)	1,539.1
Selling, admin, and engineering expenses	115.8	19.8	41.9	—	177.5
Amortization of intangibles	0.5	—	0.2	—	0.7
Restructuring	2.6	—	18.6	—	21.2
Operating profit (loss)	(53.5)	52.8	121.1	—	120.4
Interest expense net of interest income:
Third parties	0.1	(0.1)	0.1	—	0.1
Affiliates	(0.5)	—	(1.4)	—	(1.9)
Equity earnings	0.1	0.9	—	—	1.0
Other income (expense)	35.5	—	(37.6)	—	(2.1)
Income (loss) before income taxes	(18.3)	53.6	82.2	—	117.5
Provision for income tax expense (benefit)	(4.7)	13.8	25.1	—	34.2
Income (loss) before equity in income (loss) of subsidiaries	(13.6)	39.8	57.1	—	83.3
Equity in net income (loss) of subsidiaries	52.4	—	—	(52.4)	—
NET INCOME	$38.8	$39.8	$57.1	$(52.4)	$83.3

CONSOLIDATING STATEMENT OF OPERATIONS

For the Period December 24, 2004 to December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$0.7	$0.9	$3.2	$(0.1)	$4.7
Cost of products sold	—	0.7	0.9	3.2	(0.1)	4.7
Selling, admin, and engineering expenses	1.2	3.0	0.3	0.7	—	5.2
Amortization of intangibles	—	—	—	—	—	—
Restructuring	—	—	—	—	—	—
Operating loss	(1.2)	(3.0)	(0.3)	(0.7)	—	(5.2)
Interest expense net of interest income:
Third parties	—	(5.4)	—	(0.3)	—	(5.7)
Affiliates	—	—	—	—	—	—
Equity earnings	—	—	—	—	—	—
Other income, net	—	0.1	—	4.5	—	4.6
Income (loss) before income taxes	(1.2)	(8.3)	(0.3)	3.5	—	(6.3)
Provision for income tax expense (benefit)	(0.4)	(2.9)	(0.1)	1.6	—	(1.8)
Income (loss) before equity in income (loss) of subsidiaries	(0.8)	(5.4)	(0.2)	1.9	—	(4.5)
Equity in net income (loss) of subsidiaries	(3.7)	(6.5)	—	—	10.2	—
NET INCOME (LOSS)	$(4.5)	$(11.9)	$(0.2)	$1.9	$10.2	$(4.5)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$577.1	$326.4	$990.9	$(67.0)	$1,827.4
Cost of products sold	—	525.0	261.5	830.8	(67.0)	1,550.3
Selling, admin, and engineering expenses	—	104.4	19.6	45.7	—	169.7
Amortization of intangibles		27.9	0.2			28.1
Restructuring	—	1.7	—	1.3	—	3.0
Operating profit (loss)	—	(81.9)	45.1	113.1	—	76.3
Interest expense net of interest income	—	(56.1)	—	(10.5)	—	(66.6)
Equity earnings	—	(0.1)	2.9	—	—	2.8
Other income (expense)	—	31.6	—	(32.9)	—	(1.3)
Income (loss) before income taxes	—	(106.5)	48.0	69.7	—	11.2
Provision for income tax expense (benefit)	—	(46.1)	20.8	27.7	—	2.4
Income (loss) before equity in income (loss) of subsidiaries	—	(60.4)	27.2	42.0	—	8.8
Equity in net income (loss) of subsidiaries	8.8	69.2	—	—	(78.0)	—
NET INCOME (LOSS)	$8.8	$8.8	$27.2	$42.0	$(78.0)	$8.8

CONSOLIDATING BALANCE SHEET

December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$32.9	$—	$50.8	$—	$83.7
Accounts receivable, net	—	77.7	48.8	173.4	—	299.9
Inventories	—	45.4	13.8	58.6	—	117.8
Other	—	4.7	1.0	15.7	—	21.4
Total current assets	—	160.7	63.6	298.5	—	522.8
Investments in affiliates and intercompany accounts, net	318.2	(23.0)	364.2	202.6	(838.4)	23.6
Property, plant, and equipment, net	—	142.0	93.1	274.8	—	509.9
Goodwill	—	403.1	—	(0.5)	—	402.6
Other assets	—	335.4	—	18.0	—	353.4
	$318.2	$1,018.2	$520.9	$793.4	$(838.4)	$1,812.3
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$8.5	$0.2	$4.5	$—	$13.2
Accounts payable	—	40.8	10.7	85.0	—	136.5
Accrued liabilities	—	129.9	9.7	39.7	—	179.3
Total current liabilities	—	179.2	20.6	129.2	—	329.0
Long-term debt	—	727.2	—	172.4	—	899.6
Other long-term liabilities	—	215.8	13.6	36.1	—	265.5
	—	1,122.2	34.2	337.7	—	1,494.1
Total stockholders' equity	318.2	(104.0)	486.7	455.7	(838.4)	318.2
	$318.2	$1,018.2	$520.9	$793.4	$(838.4)	$1,812.3

CONSOLIDATING BALANCE SHEET

December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$—	$56.8	$—	$62.2
Accounts receivable, net	—	85.6	59.3	178.6	—	323.5
Inventories	—	32.6	18.6	55.4	—	106.6
Other	—	11.1	(2.1)	16.3	—	25.3
Total current assets	—	134.7	75.8	307.1	—	517.6
Investments in affiliates and intercompany accounts, net	312.2	(18.5)	366.2	246.3	(878.1)	28.1
Property, plant, and equipment, net	—	113.3	85.6	265.7	—	464.6
Goodwill	—	398.3	—	—	—	398.3
Other assets	—	309.9	0.6	15.1	—	325.6
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.6	$—	$11.6
Accounts payable	—	59.3	18.6	87.2	—	165.1
Accrued liabilities	—	69.4	4.3	53.8	—	127.5
Total current liabilities	—	130.7	22.9	150.6	—	304.2
Long-term debt	—	731.7	—	159.1	—	890.8
Other long-term liabilities	—	183.8	0.2	43.0	—	227.0
	—	1,046.2	23.1	352.7	—	1,422.0
Total stockholders' equity	312.2	(108.5)	505.1	481.5	(878.1)	312.2
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2

COMBINING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2003

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$66.6	$(11.2)	$62.7	$(0.4)	$117.7
INVESTING ACTIVITIES
Property, plant, and equipment	(22.4)	(4.0)	(32.3)	—	(58.7)
Proceeds from the sale of assets and other	2.0	0.4	3.0	—	5.4
Net cash used in investing activities	(20.4)	(3.6)	(29.3)	—	(53.3)
FINANCING ACTIVITIES
Proceeds from issuance of debt	11.4	—	29.7	—	41.1
Principal payments on long-term debt	(3.2)	(0.5)	(58.4)	—	(62.1)
Net change in advances from Cooper Tire	(55.5)	15.3	6.5	0.4	(33.3)
Other	—	—	0.1	—	0.1
Net cash provided by (used in) financing activities	(47.3)	14.8	(22.1)	0.4	(54.2)
Effects of exchange rate changes on cash	—	—	17.2	—	17.2
Changes in cash and cash equivalents	(1.1)	0.0	28.5	—	27.4
Cash and cash equivalents at beginning of year	8.5	—	66.7	—	75.2
Cash and cash equivalents at end of year	$7.4	$0.0	$95.2	$—	$102.6
Depreciation and amortization	$29.1	$10.4	$37.2	$—	$76.7

COMBINING STATEMENT OF CASH FLOWS

For the Period January 1, 2004 to December 23, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$25.4	$23.3	$83.5	$—	$132.2
INVESTING ACTIVITIES
Property, plant, and equipment	(16.0)	(11.3)	(35.4)	—	(62.7)
Proceeds from the sale of assets and other	6.2	—	3.0	—	9.2
Net cash used in investing activities	(9.8)	(11.3)	(32.4)	—	(53.5)
FINANCING ACTIVITIES
Proceeds from issuance of debt	0.5	—	46.8	—	47.3
Principal payments on long-term debt	(50.3)	(2.1)	(106.6)	—	(159.0)
Net change in advances from Cooper Tire	16.4	(9.9)	(5.2)	—	1.3
Other	—	—	0.8	—	0.8
Net cash used in financing activities	(33.4)	(12.0)	(64.2)	—	(109.6)
Effects of exchange rate changes on cash	(0.1)	—	(15.5)	—	(15.6)
Changes in cash and cash equivalents	(17.9)	—	(28.6)	—	(46.5)
Cash and cash equivalents at beginning of period	7.4	—	95.2	—	102.6
Cash and cash equivalents at end of period	$(10.5)	$—	$66.6	$—	$56.1
Depreciation and amortization	$27.9	$9.7	$38.0	$—	$75.6

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period December 24, 2004 to December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.6	$2.6	$3.2	$22.9	$—	$29.3
INVESTING ACTIVITIES
Property, plant, and equipment	—	(0.2)	(0.1)	—	—	(0.3)
Acquisition of business	(1,085.2)	—	—	(47.4)	—	(1,132.6)
Net cash used in investing activities	(1,085.2)	(0.2)	(0.1)	(47.4)	—	(1,132.9)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	735.0	—	164.5	—	899.5
Proceeds from issuance of stock	318.0	—	—	—	—	318.0
Net change in advances from Cooper Tire	766.6	(681.1)	(3.1)	(82.4)	—	—
Other	—	(23.4)	—	(4.8)		(28.2)
Net cash provided by (used in) financing activities	1,084.6	30.5	(3.1)	77.3	—	1,189.3
Effects of exchange rate changes on cash	—	—	—	(2.0)	—	(2.0)
Changes in cash and cash equivalents	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of year	$—	$32.9	$—	$50.8	$—	$83.7
Depreciation and amortization	$0.6	$0.6	$0.2	$0.9	$—	$2.3

COMBINING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$23.5	$16.0	$73.4	$—	$112.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(17.4)	(15.9)	(21.2)	—	(54.5)
Settlement of working capital adjustment related to Acquisition	—	(54.3)	—	—	—	(54.3)
Payment to stockholder related to Acquisition	—	(8.0)	—	—	—	(8.0)
Cost of other acquisitions, net of cash acquired	—	—	—	(17.2)	—	(17.2)
Proceeds from the sale of assets and other	—	0.8	—	0.2	—	1.0
Net cash used in investing activities	—	(78.9)	(15.9)	(38.2)	—	(133.0)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1.9)	(0.2)	(8.2)	—	(10.3)
Proceeds from issuance of stock	4.6	—	—	—	—	4.6
Net change in intercompany advances	(4.6)	30.4	—	(25.8)	—	—
Other	—	(0.5)	—	(0.9)	—	(1.4)
Net cash provided by (used in) financing activities	—	28.0	(0.2)	(34.9)	—	(7.1)
Effects of exchange rate changes on cash	—	—	—	5.7	—	5.7
Changes in cash and cash equivalents	—	(27.4)	(0.1)	6.0	—	(21.5)
Cash and cash equivalents at beginning of year	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of year	$—	$5.5	$(0.1)	$56.8	$—	62.2
Depreciation and amortization	$—	$55.0	$12.5	$43.7	$—	$111.2

23.    Subsequent Event (Unaudited)

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’), a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects based in Auburn Hills, Michigan having 15 facilities in seven countries. FHS was acquired on a cash and debt free basis for $205 million, subject to adjustment, which amount does not include integration costs and other costs related to the transaction. The acquisition was funded pursuant to an amendment to the Company's senior credit facilities which established a Term Loan D facility, with a notional amount of $215 million. The Term Loan D facility was structured in two tranches, with $190 million borrowed in US dollars and €20.7 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The amendment to the senior credit facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to alternative market-based rates and amends the interest rates previously applicable to Term Loan B and Term Loan C borrowings to equal those applicable to Term Loan D borrowings. The amendment also includes modifications to certain covenants under the senior credit facilities.

The acquisition will be accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed will be included in the Company’s consolidated balance sheet for the quarter ending March 31, 2006. The operating results of FHS will be included in the consolidated financial statements from the date of acquisition.

Schedule II Valuation and Qualifying Accounts (dollars in millions)
Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2003	$9.0	$1.2	$2.4 (b)	$(4.9)	$7.7
Period from January 1 to December 23, 2004	7.7	0.6	0.6	(2.5)	6.4
Period from December 24 to December 31, 2004	6.4		(0.2)		6.2
Year ended December 31, 2005	6.2	1.8	(0.2)	(2.4)	5.4

(a)	Primarily foreign currency translation.

(b)	Includes impact of acquisition of Jin Young Standard.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

The Company maintains a system of internal controls that are designed to provide reasonable assurance that: (i) transactions are executed in accordance with management’s general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management’s general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed to provide reasonable assurance that the information required to be disclosed in the reports it files with the SEC is collected and then processed, summarized and disclosed within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
James S. McElya	58	Chief Executive Officer and Director
Allen J. Campbell	48	Chief Financial Officer
Larry J. Beard	58	President, Global Fluid Systems
Edward A. Hasler	56	President, Global Sealing Systems
James W. Pifer	58	Executive Vice President, Sales & Marketing; President, Global NVH Control Systems
S.A. (Tony) Johnson	65	Non-Executive Chairman and Director
Gerald J. Cardinale	38	Director
Jack Daly	39	Director
Michael F. Finley	44	Director
John C. Kennedy	47	Director
Leo F. Mullin	63	Director
Kenneth L. Way	66	Director

James S. McElya is our Chief Executive Officer, a position he has held since the Acquisition in December 2004. He has been a director of the Company since the Acquisition. He was the President of Cooper-Standard and a Corporate Vice President of Cooper Tire from June 2000 until the Acquisition. Mr. McElya has over 31 years of automotive experience and was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC. Mr. McElya spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President and Officer of the parent company. Mr. McElya is a board member of OESA (Original Equipment Supplier Association), MEMA (Motor & Equipment Manufacturers Association), and NAAG (National Alliance for Accessible Golf).

Allen J. Campbell is our Chief Financial Officer, a position he has held since the Acquisition in December 2004. He was Vice President, Finance from 1999 to 2003 and Vice President, Asian Operations of Cooper-Standard Automotive Group from 2003 until the Acquisition. Mr. Campbell has seven years of automotive experience and has held various executive positions in the industry. Prior to this position, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both US and Canadian operations. Mr. Campbell is a Certified Public Accountant and received his MBA in Finance from Xavier University.

Larry J. Beard is our President, Global Fluid Systems, a position he has held since the Acquisition in December 2004. He was President of the Global Fluid Systems Division and a Corporate Vice President of Cooper Tire from 1998 until the Acquisition. Mr. Beard has over 37 years of automotive experience and has held various executive management positions, including Executive Vice President, Tire Operations; President, Fluid Systems Division North America; Vice President, Operations; and was a Senior Vice President and General Manager at P.L. Porter, a leading supplier of automotive and aerospace components. Mr. Beard is a journeyman Tool and Die maker, and has a BSME from Wayne State University and an MBA from Northeastern University.

Edward A. Hasler is our President, Global Sealing Systems, a position he has held since the Acquisition in December 2004. He was the President of the Global Sealing Systems Division and a Corporate Vice President of Cooper Tire from 2003 until the Acquisition. Mr. Hasler was employed from 2000 to 2001 in Germany as Managing Director, Europe for GDX Corporation (which includes Draftex and GenCorp), a major player in the automotive weathersealing business. Prior to joining GenCorp, Mr. Hasler had been with Cooper Tire for nearly 15 years. At Cooper Tire, Mr. Hasler held several senior posts including Vice President, Operations; and Vice President, Controller. He has both an MBA and a BS in Business Administration.

James W. Pifer is our Executive Vice President, Sales & Marketing, a position he has held since the Acquisition in December 2004 and President, Global NVH Control Systems, a position he has held since September 2005. He was the Executive Vice President, Sales & Marketing, Cooper-Standard Automotive Group and a Corporate Vice President, Cooper Tire from 1999 until the Acquisition. In over 36 years of automotive experience, Mr. Pifer has held various executive positions, including President, Global Fluid Systems Division; President, Sealing Systems Division North America; Vice President, Sales, Marketing & Engineering, Sealing Systems Division; Vice President, Sales, Marketing & Engineering, Cooper Engineered Products Division; and various positions with Cooper Tire.

S.A. (Tony) Johnson is our Non-Executive Chairman and a director of our company, a position he has held since the Acquisition in December 2004. Mr. Johnson is the founder of Hidden Creek Industries. Prior to forming Hidden Creek, Mr. Johnson served from 1986 to 1989 as President and Chief Operating Officer of Pentair, Inc. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp. Mr. Johnson also currently serves as Chairman and a director of Tower Automotive Inc., J. L. French, Commercial Vehicles Group Inc., and Saleen Inc. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004, serving as its Chairman from 1990 to 2002.

Gerald J. Cardinale has been a director of the Company since the Acquisition in December 2004. Mr. Cardinale is a Managing Director and Partner in the Principal Investment Area at Goldman Sachs. He joined Goldman Sachs in 1992, became a Managing Director in 2002 and was made a Partner in 2004. He serves on the Boards of Directors of the Yankees Entertainment and Sports (‘‘YES’’) Network, Sensus Metering Systems Inc., Cebridge Connections, and Fiberlink Communications Corporation. Mr. Cardinale received an Honors B.A. from Harvard University and an M.Phil in Politics from Oxford University where he was a Rhodes Scholar.

Jack Daly has been a director of the Company since the Acquisition in December 2004. Mr. Daly is a Vice President in the Principal Investment Area of Goldman Sachs, where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of IPC Information Systems, Inc., Euramax Corporation, and Autocam, Inc. He earned a B.S. and M.S. in Engineering from Case Western Reserve University and an M.B.A. from the Wharton School of Business.

Michael F. Finley has been a director of the Company since the Acquisition in December 2004. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. from St. Thomas University and an M.B.A. from the University of Chicago's Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of Affinia Group Inc., CPI International, Inc., and Williams Scotsman International, Inc.

John C. Kennedy has been a director of the Company since May 2005. Mr. Kennedy is the President and CEO of Autocam Corporation, a manufacturer of precision machined components for the automotive and medical industries. Mr. Kennedy purchased Autocam Corporation in 1988 and has led the company since that time. Mr. Kennedy is also a director of Fifth Third Bank’s Michigan affiliate, Lacks Enterprises, Sligh Furniture, and numerous civic and charitable organizations.

Leo F. Mullin has been a director of the Company since May 2005. Since September 2004, he has been a Senior Advisor on a part-time basis to Goldman Sachs Capital Partners. Mr. Mullin served as President and Chief Executive Officer of Delta Air Lines from 1997 to 1999, as Chairman and Chief Executive Officer from 1999 to December 31, 2003 and as Chairman until his retirement on May 1, 2004. Previously, he served as Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive at First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Mr. Mullin is a director of BellSouth Corporation, Johnson & Johnson, and Euramax Corporation.

Kenneth L. Way has been a director of the Company since the Acquisition in December 2004. Mr. Way is the former Chairman and CEO of Lear Corporation, the world's largest automotive interior systems supplier. Mr. Way had been affiliated with Lear Corporation and its predecessor companies for 37 years in various engineering, manufacturing and general management capacities. Mr. Way is also a Director of WESCO International, Inc., Comerica, Inc., CMS Energy Corporation, and United Way, and is on the boards of trustees for Henry Ford Health Systems and the Barbara Ann Karmanos Cancer Institute.

Director Compensation

None of our directors who are officers or nominees of our sponsors receive any compensation for serving as a director or as a member or chair of a committee of the Board of Directors. Members of the Board of Directors that are not our employees or officers, nominees, or employees of our sponsors are compensated with a retainer in the amount of $40,000 per year, plus $1,500 per meeting of the Board of Directors that such member attends. Our Chairman, Mr. Johnson, receives an additional $75,000 per year for his service as Chairman of the Board, and Mr. Way receives $10,000 per year for his service as the Chairman of the Audit Committee. Our directors who are not our employees or officers, nominees, or employees of our sponsors are eligible to receive grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards under the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan. In 2005, each of Messrs. Johnson, Way, and Kennedy were granted options to purchase 1,000 shares of the common stock of the Company for an exercise price of $100 per share. These options have a ten-year life and vest 20% per year over five years.

Committees of the Board of Directors

Our Board of Directors currently has an executive committee and an audit committee.

Executive Committee

Our executive committee currently consists of four members, which include Mr. Johnson, Mr. McElya, any director who is a nominee of The Cypress Group L.L.C. (currently Mr. Finley) and any director who is a nominee of GS Capital Partners 2000, L.P. (currently either Mr. Cardinale, Mr. Daly, or Mr. Mullin). Mr. Johnson serves as the chairman of the Executive Committee. The Executive Committee has the authority to discharge all functions of the Board of Directors in the management of our business during the interim between meetings of the Board of Directors.

Audit Committee

Our audit committee currently consists of Messrs. Way, Daly, and Finley. Mr. Way serves as the chairman of the audit committee. The Board of Directors has determined that the Company has at least one ‘‘audit committee financial expert’’ (as defined in Item 401(h) of Regulation S-K), Mr. Way, serving on the Audit Committee. Mr. Way is ‘‘independent’’ within the meaning of Item 401(h) of Regulation S-K. The audit committee is responsible for (i) reviewing and discussing with management and our independent auditors our annual audited financial statements and quarterly financial statements and any audit issues and management's response; (ii) reviewing and discussing with management and our independent auditors our financial reporting and accounting standards and principles and significant changes in such standards and principles or their application; (iii) reviewing and discussing with management and our independent auditors our internal system of financial controls and disclosure controls and our risk assessment and management policies and activities; (iv) reviewing and evaluating the independence, qualifications, and performance of our independent auditors; (v) reviewing our legal compliance and ethics programs and investigating matters relating to management's integrity, including adherence to standards of business conduct established in our policies; and (vi) taking such actions as may be required or permitted under applicable law to be taken by an audit committee on behalf of us and our Board of Directors.

Other Matters Concerning Directors

Leo F. Mullin served as the Chief Executive Officer of Delta air Lines, Inc. from 1997 through December 2003 and as its Chairman of the Board from 1999 through May 2004. Delta Air Lines filed for protection under Chapter 11 of the United States Bankruptcy code in September 2005.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy that applies to all directors, officers, and employees of the Company and its subsidiaries, including our chief executive officer, our chief financial officer and our controller. The Code of Business Conduct and Ethics Policy is available on our website at www.cooperstandard.com. We will also post on our website any amendment to, or waiver from, a provision of our policies that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the Company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

Item 11.	Executive Compensation

The Company has established executive compensation plans that link compensation with the performance of the Company. We continually review our executive compensation programs to ensure that they are competitive.

The following table shows all compensation awarded to, earned by, or paid to our Chief Executive Officer and four other most highly compensated executive officers based on salary, whom we refer to as the ‘‘named executive officers.’’

Summary Compensation Table

	Annual Compensation				Long-Term Compensation		All Other Compensation(6)
Name and Principal Positions (1)	Year	Salary	Bonus (2)	Other Annual Compensation (3)	Number of Shares Underlying Stock Option Awards (4)	LTIP Payout (5)
James S. McElya Chief Executive Officer	2005	$695,442	$420,801	$38,784	0	$396,342	$15,311	(7)
	2004	463,000	408,597	40,289	44,723	76,356	3,246,342
Allen J. Campbell Vice President and Chief Financial Officer	2005	327,653	111,587	15,784	0	146,884	14,712	(8)
	2004	230,000	92,869	2,755	22,362	25,452	0
Larry J. Beard President, Global Fluid Systems	2005	314,807	70,875	3,426	0	131,463	13,766	(9)
	2004	234,615	124,959	3,987	24,598	55,958	167,322
Edward A. Hasler (12) President, Global Sealing Systems	2005	319,615	136,294	2,897	0	14,353	16,810	(10)
	2004	300,000	189,405	646	24,598	0	215,441
James W. Pifer	2005	304,808	103,134	780	0	103,444	13,668	(11)
Executive Vice-President, Sales & Marketing; President, Global NVH Control Systems	2004	295,000	234,200	0	17,889	0	116,229

(1)	We have provided compensation information as to 2004 and 2005 for the named executive officers because prior to 2004, we were not subject to applicable filing requirements under the Exchange Act.

(2)	For 2004, includes payments made under Cooper Tire's Return on Assets Managed bonus program. For 2005, includes payments made under the Company’s Return on Assets Managed bonus program.

(3)	Includes perquisites including company car and, in the case of Mr. McElya and Mr. Campbell, benefits including expenses related to housing and commuting airfare. For Mr. McElya, expenses related to housing and commuting airfare were $38,225 in 2005 and $39,997 in 2004. For Mr. Campbell, expenses related to housing were $11,300 in 2005.

(4)	In 2004, options were awarded to members of senior management in connection with the Acquisition. Half of each officer's stock options are Time Options and half are Performance Options, as described more fully below.

(5)	For 2005, includes (i) amounts attributable to the Cooper Tire & Rubber Company long term incentive plan paid in connection with the Acquisition pursuant to the Cooper Tire & Rubber Company Change in Control Severance Pay Plan which totaled, for Mr. McElya, $345,704; for Mr. Campbell, $115,235; for Mr. Beard, $99,814; for Mr. Hasler, $111,884 and for Mr. Pifer, $76,015; and (ii) amounts paid pursuant to the Company’s Performance Cash Plan for 2005 which totaled for Mr. McElya, $50,638; for Mr. Campbell, $31,649; for Mr. Beard, $31,649; for Mr. Hasler, $31,649 and for Mr. Pifer, $27,429.

(6)	For 2004, includes flexible spending allowance, allocations to the Cooper Tire Nonqualified Supplementary Benefit Plan and amounts attributable to the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire Stock. Mr McElya's other compensation for 2004 also includes a $2 million retention bonus paid in connection with the Acquisition part of which was paid in cash and part of which was paid in the form of Cooper-Standard Holdings Inc. common stock.

(7)	Includes matching contributions under the Company’s investment savings plan of $4,200 and flexible spending allowance of $11,111. Does not include amounts attributable to, in connection with the Acquisition, the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire stock of $398,375; the repurchase by Cooper Tire of Cooper Tire restricted stock of $231,403; a retention bonus paid by Cooper Tire for remaining employed through the closing of the Acquisition of $231,500 or a special bonus paid by Cooper Tire as a result of the completion of the Acquisition of $2,286,012.

(8)	Includes matching contributions under the Company’s Investment Savings Plan of $4,200 and flexible spending allowance of $10,512. Does not include amounts attributable to, in connection with the Acquisition, the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire stock of $112,783; the repurchase by Cooper Tire of Cooper Tire restricted stock of $46,011; a retention bonus paid by Cooper Tire for remaining employed through the closing of the Acquisition of $115,000 or a special bonus paid by Cooper Tire as a result of the completion of the Acquisition of $400,052.

(9)	Includes matching contributions under the Company’s Investment Savings Plan of $4,200 and flexible spending allowance of $9,566. Does not include amounts attributable to, in connection with the Acquisition, the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire stock of $436,625; the repurchase by Cooper Tire of Cooper Tire restricted stock of $125,828; a retention bonus paid by Cooper Tire for remaining employed through the closing of the Acquisition of $152,500 or a special bonus paid by Cooper Tire as a result of the completion of the Acquisition of $571,503.

(10)	Includes matching contributions under the Company’s Investment Savings Plan of $4,200 and flexible spending allowance of $12,610. Does not include amounts attributable to, in connection with the Acquisition, the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire stock of $210,938; the repurchase by Cooper Tire of Cooper Tire restricted stock of $132,107; a retention bonus paid by Cooper Tire for remaining employed through the closing of the Acquisition of $150,000 or a special bonus paid by Cooper Tire as a result of the completion of the Acquisition of $571,503.

(11)	Includes matching contributions under the Company’s Investment Savings Plan of $4,200 and flexible spending allowance of $9,468. Does not include amounts attributable to, in connection with the Acquisition, the repurchase by Cooper Tire of qualified and nonqualified options to purchase Cooper Tire stock of $217,952; the repurchase by Cooper Tire of Cooper Tire restricted stock of $185,945; a retention bonus paid by Cooper Tire for remaining employed through the closing of the Acquisition of $147,500 or a special bonus paid by Cooper Tire as a result of the completion of the Acquisition of $457,202.

(12)	Mr. Hasler’s reported compensation for 2004 does not include a negative adjustment of $10,148 related to expatriate status.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Shown below is information with respect to the exercise of stock options during the last fiscal year and the year-end value of unexercised options to purchase common stock of the Company granted to the named executive officers and held by them as of December 31, 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James S. McElya	0	0	8,945	35,778	—	—
Allen J. Campbell	0	0	4,472	17,890	—	—
Larry J. Beard	0	0	4,920	19,678	—	—
Edward A. Hasler	0	0	4,920	19,678	—	—
James W. Pifer	0	0	3,578	14,311	—	—

(1)	The exercise price with respect to all options is $100 per share. Due to the absence of a trading market, the shares underlying the options have been valued at their original issue and exercise price of $100.

Long-Term Incentive Plans — Awards in Last Fiscal Year

Shown below is information regarding awards made to the named executive officers in 2005 under the Company’s Performance Cash Plan.

			Estimated Future Payouts Under Non-Stock Price-Based Plans
Name	Number Of Shares, Units Or Other Rights (1)	Performance or Other Period Until Maturation or Payout	Threshold $ (2)	Target $	Maximum $ (3)
James S. McElya	—	1/1/2005 – 12/31/2007	60,000 – 114,000	120,000	—
Allen J. Campbell	—	1/1/2005 – 12/31/2007	37,500 – 71,250	75,000	—
Larry J. Beard	—	1/1/2005 – 12/31/2007	37,500 – 71,250	75,000	—
Edward A. Hasler	—	1/1/2005 – 12/31/2007	37,500 – 71,250	75,000	—
James W. Pifer	—	1/1/2005 – 12/31/2007	32,500 – 58,500	65,000	—

(1)	The Performance Cash Plan provides for cash payments to participants based upon the Company’s achievement over a three-year period of operating cash generation targets established by the Board of Directors. Payments are made on a rolling basis over three years following the achievement of such objectives.

(2)	Participants may earn between 50% to 95% of their target payment upon achievement by the Company of 90% or more of the established cash generation targets.

(3)	Participants may earn amounts in excess of their target payment upon achievement by the Company of cash generation results exceeding the established targets on an uncapped, percentage basis.

Defined Benefit Plan Pensions

The Company maintains the Cooper-Standard Automotive Inc. Salary Retirement Plan (the "Defined Benefit Plan") and the Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan (the "Supplementary Plan") (collectively the "Pension Plans"). The Defined Benefit Plan generally provides benefits stated in the form of a hypothetical account balance which is credited with hypothetical principal and interest each year (the "cash balance benefit formula"). For certain participants, including one named executive officer, the Defined Benefit Plan provides benefits generally stated as 1.5% times average compensation (the five highest consecutive of the last ten years) times years of service (the "final pay formula"). The Supplementary Benefit Plan provides benefits based on the Defined Benefit Plan formula applicable to a specified participant in excess of the Internal Revenue Code Section 415 benefits and 401(a)(17) compensation limits, and for one named executive officer (James S. McElya), provides benefits stated in the Defined Benefit Plan final pay formula although the cash balance benefit formula in fact applies to Mr. McElya (in all cases, minus benefits provided under the Defined Benefit Plan).

The following Pension Plan Table applies to the two named executive officers (James S. McElya and Edward A. Hasler) who will receive benefits under the Defined Benefit Plan or the Supplementary Benefit Plan, or both, utilizing the final pay formula.

Pension Plan Table
Remuneration	Years of Service
	15	20	25	30	35
	$	$	$	$	$
125,000 to 400,000 Not Applicable
450,000	101,250	135,000	168,750	202,500	236,250
500,000	112,500	150,000	187,500	225,000	262,500
600,000	135,000	180,000	225,000	270,000	315,000
800,000	180,000	240,000	300,000	360,000	420,000
1,000,000	225,000	300,000	375,000	450,000	525,000
1,250,000	281,250	375,000	468,750	562,500	656,250
1,500,000	337,500	450,000	562,500	675,000	787,500
1,750,000	393,750	525,000	656,250	787,500	918,750
2,000,000	450,000	600,000	750,000	900,000	1,050,000

The compensation covered by the Pension Plans includes all compensation reported as wages for federal income tax withholding purposes excluding employer contributions to a plan of deferred compensation, income attributable to stock options (including income attributable to any disqualifying dispositions thereof), director fees, sales awards, relocation bonuses, signing bonuses, lump-sum severance payments, suggestion system awards, tuition reimbursement, payments upon the exercise of stock appreciation rights or in lieu of the exercise of stock options, imputed income (such as, but not limited to, group term life insurance coverage that is reportable as taxable income), benefits accruing or payable under nonqualified retirement plans, expatriate income, and other amounts that either are excludable or deductible from income in whole or in part for federal income tax purposes, or that represent payments pursuant to program of benefits or deferred compensation, whether or not such program is qualified under the Code.

Compensation covered by the Pension Plans is equal to amounts shown on the "Salary", "Bonuses", "Other Annual Compensation" and the "LTIP Payout Columns" of the Summary Compensation Table, plus the flexible spending account shown in the footnotes to the "All Other Compensation" column in the Summary Compensation Table above.

The estimated credited years of service for the two named executives covered by the final pay formula in one or both of the Pension Plans are: James S. McElya, 9.9 years, Edward S. Hassler, 19.0 years. Benefits shown in the Pension Plan Table are payable as a straight-life annuity. Benefits under the final pay formula are not subject to any deduction for social security or other offset. Benefits under the final pay formula are subject to a maximum which takes social security benefits into account, but that maximum is not expected to apply.

The remaining three named executive officers (Allen J. Campbell, Larry J. Beard and James W. Pifer) are only eligible for the Pension Plans' cash balance formula. Benefits under the cash balance formula are equal to the opening account balance (the present value of the participant's December 31, 2001 benefit under the applicable prior plan final pay formula), plus interest credits for each year at the rate paid on 30-year Treasury securities in the previous October, plus pay credits based on the sum of the participant's age plus years of service as follows:

Sum of Age and Accrual Service	Percentage Factor
up to 35	3.0%
36-50	4.0%
51-65	5.5%
66-80	7.5%
over 80	10.0%

Footnotes 6 through 10 to the above Summary Compensation Table show the amounts allocated to the cash balance accounts in both Pension Plans for all five named executive officers during 2005.

The estimated annual retirement benefits at retirement age (the later of age 65 or the completion of 5 years of participation) under both Pension Plans, payable as a straight life annuity, for these remaining three named executive officers are:

Estimated Retirement Benefit

Allen J. Campbell	$25,008

Larry J. Beard	$ 7,360

James W. Pifer	$57,618

Following the Acquisition, ten of our executives received nonqualified stock options to acquire up to 6.2%, in the aggregate, of the outstanding shares of common stock of Cooper-Standard Holdings Inc. as of December 31, 2005. The allocation of such options was made by the Board of Directors of Cooper-Standard Holdings Inc., based on the recommendation of Mr. McElya, our Chief Executive Officer (all such options, collectively, the ‘‘Options’’). The Options were granted pursuant to the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which is an omnibus plan permitting the grant of stock options and other stock-based awards. Fifty percent of the Options granted to each executive (the ‘‘Time Options’’) vest and become exercisable with respect to 20% of the shares subject to Time Options on December 23 of each of the first five anniversaries of closing date of the Acquisition. The remaining 50% of the Options granted to each executive (the ‘‘Performance Options’’) will vest and become exercisable on the eighth anniversary of the date of grant, subject to partial accelerated vesting of up to 20% per year based upon achievement of annual EBITDA targets. Notwithstanding the foregoing, the option agreements provide that the eighth anniversary vesting date will no longer be of any effect if the elimination of such vesting date will not cause the Performance Options to be subject to variable accounting treatment.

The Options have a term of 10 years and the vested portion of the Options will expire (i) 90 days following termination of employment for any reason other than those discussed in (ii) and (iii), below, (ii) immediately upon termination for Cause and (iii) one year following termination of employment due to death, disability, retirement at normal retirement age under Cooper-Standard Holdings Inc.’s or its affiliates’ qualified retirement plan or Cooper-Standard Holdings Inc.’s sale of the business or division in which such executive was principally employed.

Any unvested Options will be forfeited upon a termination of the executive’s employment for any reason; provided that in the event of a termination without cause or for good reason (as those terms are defined in the option agreement), or in the event of a termination due to death or disability, the executive shall be deemed vested in any Time Options that would otherwise have vested in the calendar year of termination.

Upon a change of control (i) all unvested Time Options will vest and (ii) 20% to 100% of the unvested Performance Options that relate to the tranche (i.e., 20%) applicable to the calendar year in which such change of control occurs (and which relate to any future calendar years) shall vest to the extent that cumulative performance from calendar year 2004 through the most recent fiscal year-end meets or exceeds 85% of the applicable cumulative annual EBITDA targets. Upon an initial public offering of Cooper-Standard Holdings Inc. of at least 25% of the outstanding shares or that results in gross proceeds to Cooper-Standard Holdings Inc. greater than or equal to 50% of Sponsors’ initial investment, 20% to 100% of the unvested Performance Options that relate to the tranche (i.e., 20%) applicable to the calendar year in which such offering occurs (and which relate to any future calendar years) shall vest to the extent that cumulative performance through the most recent fiscal year-end meets or exceeds 85% of the applicable cumulative annual EBITDA targets.

All shares acquired upon the exercise of an Option shall be held subject to the terms and conditions of a management shareholders’ agreement more fully described elsewhere in this report under the caption ‘‘Certain Relationships and Related Party Transactions.’’

Employment and Severance Agreements

James S. McElya.  In connection with the Acquisition, we assumed and continued Mr. McElya’s existing employment agreement with the Cooper Tire with certain modifications. The agreement provides for a term from the closing of the Acquisition through December 31, 2007, with automatic one-year extensions commencing on January 1, 2008 and each January 1 thereafter (until Mr. McElya’s 63rd birthday), unless either party gives notice no later than September 30 of the preceding year. During the term of the agreement, Mr. McElya is serving as our President and Chief Executive Officer, and receives a base salary equal to $700,000; has an annual bonus opportunity equal to 80% of base salary, based upon and subject to the achievement of annual performance targets; participates in our long-term incentive compensation programs; participates in our Change of Control Severance Pay Plan (described below); and participates in employee benefit plans, including health, life, disability, retirement, and fringe benefits that are substantially comparable in the aggregate to the level of such benefits that were provided by Cooper Tire immediately prior to the closing of the Acquisition, subject to reduction that applies to other of our senior executives.

Upon termination without cause or for good reason (as those terms are defined in the agreement) on or prior to December 31, 2007, subject to execution of an effective release of claims, Mr. McElya will be entitled to: (i) a lump sum payment equal to his base salary and pro rata incentive compensation accrued through termination, (ii) a lump sum payment equal to the greater of (a) Mr. McElya’s average annual compensation, including base salary and any annual and long-term incentive compensation earned during the five calendar years prior to termination, during the remainder of the employment term and (b) three times the sum of Mr. McElya’s base salary plus target annual incentive compensation for the year prior to the Acquisition; (iii) a lump sum payment equal to the actuarial equivalent of three additional years of service credit under Mr. McElya’s retirement plans plus the retirement pension accrued under the applicable nonqualified supplemental retirement plan; (iv) three years of continued life, accident, and health insurance, reduced by comparable benefits received by Mr. McElya during such period; (v) lifetime retiree medical and life insurance coverage; and (vi) outplacement services up to 15% of Mr. McElya’s base salary. After the closing of the Acquisition, Cooper Tire provided Mr. McElya with full vesting and payment of Cooper Tire restricted stock units (not equity securities of Cooper-Standard Holdings Inc.) and full vesting and cash-out of Cooper Tire stock options (not equity securities of Cooper-Standard Holdings Inc.). The requirement under the agreement that upon a change in control (as defined in the agreement) a ‘‘rabbi trust’’ must be funded applies only to the change in control that resulted from the Acquisition, and such requirement was satisfied by Cooper Tire, and not Cooper-Standard Holdings Inc. or us. Any claims for severance or termination benefits described in (i) through (vi), above, will be made against the rabbi trust first and exclusively, except to the extent there are not sufficient assets in the trust in which event the remaining balance due will be payable by us. Upon termination without cause or for good reason (as those terms are defined in the agreement) following December 31, 2007, during the term of the agreement and prior to a change of control (as defined in our Change of Control

Severance Pay Plan (described below)), subject to execution of an effective release of claims, Mr. McElya will be entitled to: (i) a lump sum payment equal to Mr. McElya’s average annual compensation, including base salary and any annual and long term incentive compensation earned during the five calendar years prior to termination, during the remainder of the employment term; (ii) a lump sum payment equal to the actuarial equivalent of two additional years of service credit under Mr. McElya’s retirement plans; and (iii) lifetime life, accident, and health insurance benefits substantially similar to those to which Mr. McElya and his family were entitled immediately prior to termination, reduced by comparable benefits received.

The agreement provides for a gross-up payment for excise tax imposed by Section 4999 of the Code related to excess parachute payments, and we will pay for any legal fees incurred by Mr. McElya associated with the interpretation, enforcement, or defense of his rights under the agreement. Pursuant to the agreement, Mr. McElya is subject to a non-disclosure covenant at all times and a non-competition and non-solicitation covenant during employment and for two years following termination.

Certain Executives (excluding Mr. McElya).    Seven of our executives (excluding Mr. McElya) each entered into an employment agreement with us for a term from December 23, 2004 through December 31, 2007, with automatic one-year extensions commencing on December 31, 2007 and each December 31 thereafter, unless either party gives 60 days prior written notice. During the term of the agreement, each executive receives a base salary and an annual bonus award based on achievement of annual performance targets; participates in our long-term incentive compensation programs as are generally provided to other senior executives; participates in our Change of Control Severance Pay Plan (described below); and participates in employee benefit plans, including health, life, disability, retirement, and fringe benefits that are substantially comparable in the aggregate to the level of such benefits provided by Cooper Tire immediately prior to the closing of the Acquisition, subject to reduction that applies to other of our senior executives.

With respect to any termination without cause or resignation for good reason (as defined in the agreements) during the term of the agreement on or prior to December 23, 2006, the executive will be entitled to his or her accrued rights through termination; provided that each executive will be entitled to payments and benefits under the Cooper Tire & Rubber Company Change in Control Severance Pay Plan with certain modifications. The requirement under the Cooper Tire & Rubber Company Change in Control Severance Pay Plan that upon a change in control (as defined therein) a ‘‘rabbi trust’’ be funded was satisfied by Cooper Tire, and not Cooper-Standard Holdings Inc. or us. Any claims for severance or termination benefits will be made against the rabbi trust first and exclusively, except to the extent there are not sufficient assets in the trust in which event the remaining balance due will be payable by us. With respect to any termination without cause or resignation for good reason (as defined in the agreements) during the term of the agreement prior to a change of control (as defined therein) and following December 23, 2006, subject to execution of an effective release of claims, the agreements may provide that the executive will be entitled to: (i) accrued base salary and pro rata accrued incentive compensation through termination; (ii) a lump sum payment of two (for members of Operations Committee one for others) times the sum of (x) base salary and (y) target annual incentive compensation for the year of termination; and (iii) a lump sum payment of value of two (for members of Operations Committee one for others) years additional service credit under our tax qualified retirement plan; and (iv) two years continued life, accident, and health insurance coverage on the same basis applicable to our active employees.

Another of our executives entered into an agreement with us with a term from January 1, 2006 through December 31, 2007 with substantially the same provisions as the above with the exception that the provisions relating to the Cooper Tire & Rubber Company Change in Control Severance Pay Plan were omitted. Pursuant to the above agreement, each executive is subject to a non-disclosure covenant at all times, an intellectual property covenant, and a non-competition and non-solicitation covenant during employment and for two years following termination.

Change of Control Severance Pay Plan

Our top nine executives are entitled to participate in our Change of Control Severance Pay Plan (the ‘‘Plan’’). The Plan has a term from December 23, 2004 until the later of December 31, 2006 or the second anniversary of a change of control (as defined in the Plan); provided that on each December 31, commencing with 2004, the termination date will automatically be extended for an additional year unless, not later than 120 calendar days prior to such date, we shall have given written notice to the executives. If an executive’s employment is terminated following a change of control without cause or for the reasons enumerated in the Plan, the Plan provides that he or she shall be entitled to receive, subject to execution of an effective release of claims: (i) a lump sum payment equal to his or her base salary; (ii) a pro rata portion of any annual bonus or long-term cash incentive compensation, if any, the executive would have received in respect of such year based upon the percentage of the year that shall have elapsed through the date of termination, payable when it would otherwise have been payable had executive’s employment continued; (iii) a lump sum payment equal to three (for the Chief Executive Officer), two (for Operations Committee members), one (for Management Group members), or the multiple set forth in a committee action times the sum of (a) base salary, plus (b) target annual incentive cash compensation for the year prior to the change of control; (iv) a lump sum payment equal to the actuarial equivalent of three (for the Chief Executive Officer), two (for Operations Committee members), one (for Management Group members) additional years of service credit (or the period set forth in a committee action) under the executive’s retirement plans plus the retirement pension the executive has accrued under the applicable nonqualified supplemental retirement plan; (v) three years (for the Chief Executive Officer) and two years (for other executives) of continued life, accident, and health insurance, reduced by comparable benefits received during such period; (v) lifetime retiree medical and life insurance coverage; and (vi) outplacement services up to 15% of base salary.

The Plan provides for a gross-up payment for excise tax imposed by Section 4999 of the Code related to excess parachute payments. Upon a change of control or within five business days of Cooper-Standard Holdings Inc.’s Board of Directors’ declaration that a change of control is imminent, the Plan requires funding of severance and gross-up amounts into a rabbi trust for the benefit of the affected executives. We will pay for any legal fees incurred by an executive associated with the interpretation, enforcement, or defense of his or her rights under the Plan. Pursuant to the Plan, each executive is subject to a non-disclosure covenant at all times and a non-competition and non-solicitation covenant during employment and for two years following termination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes show information regarding the beneficial ownership of the issued and outstanding common stock of Cooper-Standard Holdings Inc. as of March 21, 2006 by (i) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Cooper-Standard Holdings Inc., (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Name and beneficial owner	Number	Percent
The Cypress Group L.L.C. (1)	1,590,000	49.1%
The Goldman Sachs Group, Inc. (2)	1,590,000	49.1
James S. McElya	20,000	*
S.A. (Tony) Johnson	5,000	*
Kenneth L. Way	2,500	*
John C. Kennedy	1,000	*
Michael F. Finley (3)	—	—
Gerald J. Cardinale (4)	—	—
Jack Daly (4)	—	—
Leo F. Mullin (4)	1,000	*
Larry J. Beard	5,000	*
Edward A. Hasler	2,700	*
James W. Pifer	4,500	*
Allen J. Campbell	3,150	*
All directors and executive officers as a group (12 persons)	44,850	1.4%

*	less than 1%.

(1)	Includes 64,114 shares of common stock owned by Cypress Merchant Banking II C.V., 1,508,152 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 14,554 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 3,180 shares owned by Cypress Side-by-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The business address of these entities is c/o The Cypress Group L.L.C., 65 East 55th Street, New York, New York 10022.

(2)	The Goldman Sachs Group, Inc. (‘‘GS Group’’) and certain affiliates, may be deemed to own beneficially and indirectly in the aggregate 1,590,000 shares of common stock which are owned directly or indirectly by investment partnerships, of which affiliates of the GS Group are the general partner or managing general partner. The GS Group and their respective beneficial ownership of shares of our common stock are: (a) GS Capital Partners 2000, L.P. 899,797 shares, (b) GS Capital Partners 2000 Offshore, L.P. 326,952 shares, (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG 37,609 shares, (d) GS Capital Partners 2000 Employee Fund, L.P. 285,892 shares and (e) Goldman Sachs Direct Investment Fund 2000, L.P. 39,750 shares. The GS Group disclaims beneficial ownership of the shares owned directly or indirectly by its affiliates, except to the extent of their pecuniary interest therein, if any. The business address of these entities is c/o GS Capital Partners 2000, 85 Broad St., New York, New York 10004.

(3)	Mr. Finley is a Managing Director of The Cypress Group L.L.C. Mr. Finley disclaims beneficial ownership of any shares held or controlled by the Cypress Funds or their affiliates.

(4)	Mr. Cardinale is a Managing Director and Partner in Goldman, Sachs & Co.'s Principal Investment Area. Mr. Daly is a Vice President in Goldman, Sachs & Co.'s Principal Investment Area. Mr. Mullin is a Senior Advisor to GS Capital Partners. Each of Messrs. Cardinale, Daly, and Mullin disclaim beneficial ownership of any shares held or controlled by these entities or their affiliates.

Item 13.	Certain Relationships and Related Transactions

Stockholders Agreement

In connection with the Acquisition, Cooper-Standard Holdings Inc. entered into a stockholders agreement with entities affiliated with Cypress, entities affiliated with GS Capital Partners (each a ‘‘Sponsor Entity’’ and together the ‘‘Sponsor Entities’’) and certain members of senior management that provides for, among other things,

•	a right of the Sponsor Entities to designate a certain number of directors to Cooper-Standard Holdings Inc.'s Board of Directors for so long as they hold a certain amount of Cooper-Standard Holdings Inc.'s common stock. Cypress and GS Capital Partners each have the right to designate three members of our Board of Directors, the chief executive officer is designated as a member, and up to four outside directors are designated to the Board;

•	certain limitations on transfers of Cooper-Standard Holdings Inc.'s common stock held by the Sponsor Entities for a period of five years after the completion of the Acquisition, after which, if Cooper-Standard Holdings Inc. has not completed an initial public offering, any Sponsor Entity wishing to sell any of its Cooper-Standard Holdings Inc.'s common stock must first offer to sell such stock to Cooper-Standard Holdings Inc. and the Sponsor Entities, provided that, if Cooper-Standard Holdings Inc. completes an initial public offering, any Sponsor Entity may sell pursuant to its registration rights as described below;

•	certain limitations on transfers of Cooper-Standard Holdings Inc.'s common stock held by management stockholders for a period of seven years after the completion of the Acquisition, after which, if Cooper-Standard Holdings Inc. has not undergone a ‘‘change of control’’ or completed a ‘‘qualified initial public offering’’ resulting in either the sale of at least 25% of the then outstanding shares of Common Stock of Cooper-Standard Holdings Inc. or in gross proceeds of at least 50% of Sponsor Entities' equity investment in Cooper-Standard Holdings Inc., any sale of Cooper-Standard Holdings Inc.'s common stock by a management stockholder is subject to a right of first refusal in favor of Cooper-Standard Holdings Inc.; provided that, if Cooper-Standard Holdings Inc. completes an initial public offering, any management stockholder may sell pursuant to ‘‘piggyback’’ registration rights as described below;

•	a consent right for the Sponsor Entities with respect to certain corporate actions;

•	the ability of the Sponsor Entities and management stockholders to ‘‘tag-along’’ their shares of Cooper-Standard Holdings Inc.'s common stock to sales by the Sponsor Entities, and the ability of the Sponsor Entities to ‘‘drag-along’’ Cooper-Standard Holdings Inc.'s common stock held by the other Sponsor Entities and management stockholders under certain circumstances;

•	the right of the Sponsor Entities and management stockholders to purchase a pro rata portion of all or any part of any new securities offered by Cooper-Standard Holdings Inc.; and

•	the right of Cooper-Standard Holdings Inc. and the Sponsor Entities to purchase the shares held by a management stockholder if a management stockholder's employment is terminated.

Registration Rights Agreement

In connection with the Acquisition, Cooper-Standard Holdings Inc. entered into a registration rights agreement with the Sponsor Entities and management stockholders pursuant to which the Sponsor

Entities are entitled to certain demand and piggyback rights and the management stockholders are entitled to certain piggyback rights with respect to the registration and sale of Cooper-Standard Holdings Inc.'s common stock held by them.

Transaction Fee Agreement

In connection with the Acquisition and related financing transactions, affiliates of the Sponsors entered into transaction fee agreements with us relating to certain structuring and advisory services that affiliates of the Sponsors provided to us for aggregate transaction and advisory fees of $12 million that were paid upon closing of the Acquisition. We agreed to indemnify the Sponsors and their respective affiliates, directors, officers, and representatives for losses relating to the services contemplated by the transaction fee agreements and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the transaction fee agreements.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

	Fiscal Year Ended December 31,
	2004	2005
Audit fees (1)	1,824	1,907
Audit-related fees (2)	172	135
Tax fees (3)	1,693	661
All other fees (4)	2,972	1,045

(1)	Audit fees include services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, international statutory audits, and assistance with filing of our registration statements.

(2)	Audit related fees include services related to the audits of our employee benefit plans and consulation concerning financial accounting and reporting standards.

(3)	Tax fees include services related to tax compliance, tax advice, and tax planning.

(4)	All other fees principally include services related to transaction advisory.

The Audit Committee has considered whether the provision of services described under the headings ‘‘Tax Fees’’ and ‘‘All Other Fees’’ is compatible with maintaining Ernst & Young LLP’s independence. In light of the nature of work performed and amount of the fees paid to Ernst & Young LLP for those services, the Audit Committee concluded that the provision of such services is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by Ernst & Young LLP. The services described in the captions ‘‘Audit Related Fees,’’ ‘‘Tax Fees,’’ and ‘‘All Other Fees’’ were approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    Documents Filed as Part of this Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, independent registered public accountants	40
Combined and consolidated statements of operations for the year ended December 31, 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through December 23, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)	41
Consolidated balance sheets of the Successor as of December 31, 2005 and December 31, 2004	42
Combined statements of changes in net parent investment of the Predecessor for the period from January 1, 2004 through December 23, 2004 and the year ended December 31, 2003	43
Consolidated statement of changes in stockholders' equity of the Successor for the year ended December 31, 2005 and the period from December 24, 2004 through December 31, 2004	44
Combined and consolidated statements of cash flows for the year ended December 31, 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), the period from January 1, 2004 through December 23, 2004 (Predecessor) and the year ended December 31, 2003 (Predecessor)	45
Notes to combined and consolidated financial statements	46
(2)Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts	81

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The Exhibits listed on the ‘‘Index to Exhibits’’ are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit
3.3**	Certificate of Incorporation of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
3.4**	Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
4.1**	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.2**	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.3**	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.4**	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.5**	Form of 7% Senior Notes due 2012, exchange note Global Note (incorporated by reference to Exhibit 4.5 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.6**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note (incorporated by reference to Exhibit 4.6 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.7**	7% Senior Notes due 2012, Rule 144A Global Note (incorporated by reference to Exhibit 4.7 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.8**	7% Senior Notes due 2012, Regulation S Global Note (incorporated by reference to Exhibit 4.8 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.9**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note (incorporated by reference to Exhibit 4.9 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.10**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note (incorporated by reference to Exhibit 4.10 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.	Description of Exhibit
10.1**	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.2**	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.3**	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.4**	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.5**	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.6	First Amendment and Consent to Credit Agreement, dated as of February 1, 2006, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.7**	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.8**	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
10.9	Stock and Asset Purchase Agreement, dated as of December 4, 2005, between ITT Industries, Inc. and Cooper-Standard Automotive Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2005).
10.10	First Amendment to the Stock and Asset Purchase Agreement dated February 6, 2006 between Cooper-Standard Automotive Inc. and ITT Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006).
10.11**	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.12**	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.13**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.14**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.15**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Larry J. Beard (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.16**	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Larry J. Beard (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.17**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.18**	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
*10.19**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James W. Pifer (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.20**	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James W. Pifer (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.21**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.22**	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.23**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.24**	Amended and Restated Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James S. McElya (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.25**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.26**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.27	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10.28	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and Leo F. Mullin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10.29**	Change of Control Severance Pay Plan, dated as of December 23, 2004 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.30**	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
*10.31	Amendment to the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10.32	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2005).
10.33**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.34**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.35**	Nishikawa Standard Company Partnership Agreement, dated as of March 23, 1989, by and between Nishikawa of America Inc. and NISCO Holding Company (incorporated by reference to Exhibit 10.29 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.36**	Amendment No. 1 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.30 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.37**	Amendment No. 2 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.31 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.38**	Amendment No. 3 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.32 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.39**	Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company (incorporated by reference to Exhibit 10.33 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.40**	Supplemental Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company (incorporated by reference to Exhibit 10.34 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.41**	Assignment and Assumption of Partnership Interest by and between Nishikawa of America Inc. and NISCO Holding Company (incorporated by reference to Exhibit 10.35 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
21.1***	List of Subsidiaries
24.1***	Powers of Attorney

Exhibit No.	Description of Exhibit
31.1***	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m	(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2***	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m	(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contracts and compensatory plans or arrangements

**	Reference is to Registration Statement or Amendment with Registration No. 333-123708

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
Date: March 31, 2006	/s/ James S. McElya
James S. McElya Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Director and Chief Executive Officer (Principal Executive Officer)

James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)

Helen T. Yantz

/s/ S.A. (Tony) Johnson	Non-Executive Chairman and Director

S.A. (Tony) Johnson

/s/ Kenneth L. Way	Director

Kenneth L. Way*

/s/ Leo F. Mullin	Director

Leo F. Mullin

/s/ John C. Kennedy	Director

John C. Kennedy

/s/ Michael F. Finley	Director

Michael F. Finley

/s/ Gerald J. Cardinale	Director

Gerald J. Cardinale

/s/ Jack Daly	Director

Jack Daly

* By:	/s/ Timothy W. Hefferon
Timothy W. Hefferon, as attorney-in-fact for the persons indicated

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, other than the annual report on Form 10-K to which this supplemental information is attached, or proxy material, has been sent to the registrant’s security holders. If such a report or proxy material is subsequently furnished to the registrant’s security holders, then the registrant will furnish copies of the same to the Securities and exchange Commission when it is sent to the registrant’s security holders.