Form 10-Q
period 2006-03-31
Cooper-Standard Holdings Inc.
filed 2006-05-15
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act. (check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes       No

Number of shares of common stock of registrant outstanding, at April 30, 2006:

3,238,100 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Sales	$470,141	$540,371
Cost of products sold	401,764	453,676
Gross profit	68,377	86,695
Selling, administration, & engineering expenses	43,748	48,836
Amortization of intangibles	6,970	7,508
Restructuring	243	2,223
Operating profit	17,416	28,128
Interest expense, net of interest income	(16,131)	(20,267)
Equity earnings (losses)	802	949
Other income (expense)	(2,662)	(957)
Income (loss) before income taxes	(575)	7,853
Provision for income tax expense (benefit)	(97)	2,371
Net income (loss)	$(478)	$5,482

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,204	$42,987
Accounts receivable, net	323,476	438,517
Inventories, net	106,620	126,997
Prepaid expenses	19,817	20,419
Deferred tax assets	5,513	5,513
Total current assets	517,630	634.433
Property, plant, and equipment, net	464,634	571,297
Goodwill	398,295	427,643
Intangibles, net	286,200	307,022
Other assets	67,461	84,272
	$1,734,220	$2,024,667
Liabilities and Stockholders' Equity
Current liabilities:
Debt payable within one year	$11,602	$13,736
Accounts payable	165,059	182,609
Payroll liabilities	50,785	71,382
Accrued liabilities	76,678	88,862
Total current liabilities	304,124	356,589
Long-term debt	890,847	1,101,103
Pension benefits	50,140	60,632
Postretirement benefits other than pensions	92,150	93,746
Deferred tax liabilities	65,006	66,277
Other long-term liabilities	19,723	21,461
Stockholders' equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,235,100 and 3,238,100 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	32	32
Additional paid-in capital	323,478	323,778
Retained earnings	4,269	9,751
Cumulative other comprehensive loss	(15,549)	(8,702)
Total stockholders' equity	312,230	324,859
	$1,734,220	$2,024,667

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating Activities:
Net income (loss)	$(478)	$5,482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18,609	24,961
Amortization	6,970	7,508
Non-cash restructuring charges	28	9
Amortization of debt issuance cost	924	1,075
Changes in operating assets and liabilities	4,109	(40,910)
Net cash provided by (used in) operating activities	30,162	(1,875)
Investing activities:
Property, plant, and equipment	(8,295)	(15,586)
Payment to stockholders related to 2004 Acquisition	(8,000)	—
Acquisition of FHS, net of cash acquired	—	(209,803)
Proceeds from the sale of assets and other	506	114
Net cash used in investing activities	(15,789)	(225,275)
Financing activities:
Proceeds from issuance of long-term debt	183	214,858
Principal payments on long-term debt	(2,224)	(2,756)
Proceeds from issuance of stock	250	300
Debt issuance cost	—	(4,763)
Other	517	(154)
Net cash provided by (used in) financing activities	(1,274)	207,485
Effects of exchange rate changes on cash	1,911	448
Changes in cash and cash equivalents	15,010	(19,217)
Cash and cash equivalents at beginning of period	83,658	62,204
Cash and cash equivalents at end of period	$98,668	$42,987

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Overview

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body sealing, fluid handling, and noise, vibration, and harshness control (‘‘NVH’’) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks primarily for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2005, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2004 Acquisition

The Company acquired the Automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) on December 23, 2004 for a cash purchase price of $1,165,000, subject to adjustment based on the amount of cash and cash equivalents less debt obligations and the difference between targeted working capital and working capital at the closing date (hereafter, the ‘‘2004 Acquisition’’). Final settlement of the working capital adjustment resulted in a payment of $54,000 in April 2005. Additionally, the Company incurred approximately $24,000 of direct acquisition costs. The acquisition was funded through $318,000 of equity contributions, $200,000 of senior notes (the ‘‘Senior Notes’’), $350,000 of senior subordinated notes (the ‘‘Senior Subordinated Notes’’), and $350,000 of term loan facilities and a $125,000 of revolving credit facility (the ‘‘Senior Credit Facilities’’).

Acquisition of FHS

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’). FHS, based in Auburn Hills, Michigan, was a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects operating 15 facilities in seven countries. FHS was acquired for $205,000, subject to an adjustment based on the difference between targeted working capital and working capital at the closing date. Such adjustment is under review by the respective parties and is expected to be settled in the second quarter of 2006. Additionally, the Company incurred approximately $4,820 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition value under purchase accounting of $209,820.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

The acquisition of FHS was funded pursuant to an amendment to the Company's Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215,000. The Term

Loan D facility was structured in two tranches, with $190,000 borrowed in US dollars and €20,725 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The Company incurred approximately $4,800 of issuance costs associated with these borrowings, primarily for loan arrangement and syndication services, which are included in Other Assets on the condensed consolidated balance sheet. The amendment to the Senior Credit Facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to various market-based rates and amends the interest rate margins previously applicable to Term Loan B and Term Loan C borrowings to mirror those applicable to Term Loan D borrowings, which were market levels at the time the facility closed. The amendment also includes modifications to certain covenants under the Senior Credit Facilities, although the financial thresholds remain unchanged.

The acquisition of FHS was accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of March 31, 2006. The operating results of FHS were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash & cash equivalents	$17
Accounts receivable, net	59,932
Inventories, net	26,019
Prepaid expenses	309
Property, plant, and equipment, net	110,374
Goodwill	30,778
Intangibles, net	26,600
Other assets	19,773
Total assets acquired	273,802
Accounts payable	24,897
Payroll liabilities	9,840
Accrued liabilities	7,279
Deferred income taxes	8,136
Other long-term liabilities	13,830
Total liabilities assumed	63,982
Net assets acquired	$209,820

Petty cash, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values given the short-term nature of these assets and liabilities. Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. The Company's pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Property, plant, and equipment and identifiable intangible assets have been recorded at estimated fair value based on valuations prepared by independent appraisers. Restructuring reserves have been recorded based on estimated severance and other exit costs related to terminated FHS employees.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued based on the royalty savings method which allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technologies that have been valued under this approach are innovative and technological advancements within our businesses. A total value of $8,600 has been allocated to developed technologies and trademarks and will be amortized on a straight-line basis over six to 12 years.

Customer contracts and relationships were valued using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce. A preliminary value of $9,000 has been assigned to customer contracts and will be amortized on a straight-line basis over the lives of the related contracts, estimated to average approximately nine years. A preliminary value of $9,000 has been assigned to customer relationships and will be amortized on a straight-line basis over 15 to 20 years.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all identifiable intangible assets have been valued was $30,778, some of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included FHS's leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases.

The following unaudited pro forma financial data summarizes the results of operations for the three months ended March 31, 2005 and 2006, respectively, as if the acquisition of FHS had occurred as of January 1, 2005 and 2006, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, interest expense to reflect the Company's new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2005 or 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

	2005	2006
Sales	$577,673	$581,329
Operating Profit	20,076	30,484
Net income	(1,592)	5,898

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the first quarter of 2006. All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections’’ (‘‘SFAS 154’’). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines ‘‘restatement’’ as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. Adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, ‘‘Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)’’ (‘‘EITF 05-5’’). EITF 05-5 is effective for fiscal years beginning after Dec. 15, 2005. The Company has various programs that fall under the Altersteilzeit (‘‘ATZ’’) program and the implementation of this EITF did not have a material impact on the Company’s financial position, results of operations, or cash flows.

2.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company recorded goodwill totaling $30,778 at the date of the acquisition. Other changes to goodwill primarily consisted of deferred tax purchase accounting adjustments in connection with the 2004 Acquisition. The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are summarized as follows:

	Sealing	Fluid	NVH	Total
Balance at December 31, 2005	$76,523	$234,442	$87,330	$398,295
Acquisition of FHS	—	30,778	—	30,778
Other	(770)	(672)	12	(1,430)
Balance at March 31, 2006	$75,753	$264,548	$87,342	$427,643

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2005 and March 31, 2006, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(18,329)	$122,671	7 to 8 years
Customer relationships	153,000	(7,813)	145,187	20 years
Developed technology	18,200	(2,344)	15,856	6 to 10 years
Other	2,756	(270)	2,486
Balance at December 31, 2005	$314,956	$(28,756)	$286,200
Customer contracts	$150,862	$(23,099)	$127,763	7 to 9 years
Customer relationships	163,014	(9,865)	153,149	15 to 20 years
Developed technology	24,830	(3,011)	21,819	6 to 12 years
Trademarks	2,000	(24)	1,976	12 years
Other	2,759	(444)	2,315
Balance at March 31, 2006	$343,465	$(36,443)	$307,022

Amortization expense totaled $6,970 and $7,508 for the three months ended March 31, 2005 and 2006, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2006.

3.    Restructuring

2005 Actions

During the first quarter of 2005, the Company initiated a restructuring initiative in Australia. This initiative was completed in the third quarter of 2005 at a total cost of approximately $326, of which

$243 was recognized during the first quarter of 2005. Total of 26 employees were affected, of which 20 were terminated as of March 31, 2005. The following table summarizes the activity for this initiative during the first quarter of 2005:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Expense incurred	215	—	28	243
Cash payments	(215)	—	—	(215)
Utilization of reserve	—	—	(28)	(28)
Balance at March 31, 2005	$—	$—	$—	$—

In connection with the 2004 Acquisition, the Company implemented a restructuring strategy whereby two manufacturing facilities in the United States will be closed and certain businesses will be exited. The closures will be completed in 2006 and 2007 at an estimated total cost of $11,700, excluding costs recorded through purchase accounting. The Company had an accrual of $8,460 at January 1, 2006 for employee severance costs and other exit costs related to these closures. During the first quarter of 2006, the Company recorded severance, asset impairment, and other exit costs of $202, $9, and $509, respectively, related to these previously announced actions. Approximately 425 employees will be terminated as part of these initiatives, of which 222 were terminated as of March 31, 2006.

The Company also recorded $1,503 of severance costs during the first quarter of 2006 associated with workforce reduction in Europe. A total of 88 employees were terminated in the first quarter of 2006 as part of this reduction.

The following table summarizes the activity for these initiatives during the first quarter of 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2006	$7,365	$1,095	$—	$8,460
Expense incurred	1,705	509	9	2,223
Cash payments	(2,975)	(492)	—	(3,467)
Utilization of reserve	—	—	(9)	(9)
Balance at March 31, 2006	$6,095	$1,112	$—	$7,207

2006 Actions

In connection with the acquisition of FHS, the Company started the implementation of a restructuring strategy whereby the consolidation of the FHS business created redundant positions. The Company recorded reserves in purchase accounting totaling $1,684 through March 31, 2006 for employee severance costs for known actions. The Company is finalizing its restructuring strategy and will record any necessary adjustments to the recorded amounts as it finalizes its purchase price. The following table summarizes the activity for this initiative during the first quarter of 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$1,684	$—	$—	$1,684
Cash payments	(70)	—	—	(70)
Balance at March 31, 2006	$1,614	$—	$—	$1,614

4.    Inventories

Inventories are comprised of the following:

	December 31, 2005	March 31, 2006
Finished goods	$35,510	$37,119
Work in process	19,880	33,694
Raw materials and supplies	51,230	56,184
	$106,620	$126,997

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.    Debt

Outstanding debt consisted of the following at December 31, 2005 and March 31, 2006:

	December 31, 2005	March 31, 2006
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	47,517	46,144
Term Loan B	113,850	113,562
Term Loan C	183,150	182,688
Term Loan D	—	214,622
Revolving Credit Facility	—	—
Capital leases and other borrowings	7,932	7,823
Total debt	902,449	1,114,839
Less: debt payable within one year	(11,602)	(13,736)
Total long-term debt	$890,847	$1,101,103

The Term Loan D facility consists of two tranches, with $189,525 outstanding in US dollars and €20,673 outstanding in Euros as of March 31, 2006. In addition, the Company had $13,041 of standby letters of credit outstanding under the Revolving Credit Facility as of March 31, 2006, leaving $111,959 of availability.

6.    Pension and Postretirement Benefits other than Pensions

In connection with the acquisition of FHS, the Company assumed assets and liabilities of certain defined benefit pension plans of FHS. The Company has not finalized its valuation of such plans. During the three months ended March 31, 2006, the Company recorded pension expenses of $528 related to those plans based on a preliminary valuation.

The following tables disclose the amount of net periodic benefit costs for the three month periods ended March 31, 2005 and 2006 for the Company’s defined benefit pension plans and other postretirement benefit plans, excluding the aforementioned plans acquired in connection with the acquisition of FHS:

	Pension Benefits
	Three Months Ended March 31,
	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,171	$825	$2,549	$841
Interest cost	2,842	933	2,998	941
Expected return on plan assets	(3,171)	(840)	(3,489)	(870)
Amortization of prior service cost and recognized actuarial loss	—	—	71	—
Net periodic benefit cost	$1,842	$918	$2,129	$912

	Other Postretirement Benefits
	Three Months Ended March 31,
	2005	2006
Service cost	$769	$857
Interest cost	1,397	1,382
Amortization of prior service cost and recognized actuarial loss	—	(22)
Net periodic benefit cost	$2,166	$2,217

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to compute its effective tax rate each quarter based upon its estimated annual effective tax rate. The effective tax rate for the three months ended March 31, 2005 was 17%, as compared to 30% for the three months ended March 31, 2006. The income tax rate for the three months ended March 31, 2006 varies from the United States statutory income tax rate primarily due to lower income tax rates in certain foreign jurisdictions, and the benefit of tax credits offset by the effect of losses in certain foreign jurisdictions for which valuation allowances are recorded.

8.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended March 31,
	2005	2006
Net income (loss)	$(478)	$5,482
Currency translation adjustment	(5,360)	6,859
Minimum pension liability	—	(12)
Comprehensive income (loss)	$(5,838)	$12,329

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
	2005	2006
Foreign currency gains (losses)	$(2,657)	$(436)
Minority interest	(5)	(521)
Other income (expense)	$(2,662)	$(957)

10.    Related Party Transactions

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two primary stockholders in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $4,901 and $8,518 in the three months ended March 31, 2005 and 2006, respectively.

11.    Business Segments

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company's business segments:

	Three Months Ended March 31,
	2005	2006
Sales to external customers
Sealing	$230,187	$228,390
Fluid	160,357	240,301
NVH	79,465	71,680
Eliminations and other	132	—
Consolidated	$470,141	$540,371
Intersegment sales
Sealing	$18	$—
Fluid	—	—
NVH	9,564	11,124
Eliminations and other	(9,582)	(11,124)
Consolidated	$—	$—
Segment profit (loss)
Sealing	$(2,058)	$2,963
Fluid	3,349	6,259
NVH	(1,866)	(1,369)
Income before income taxes	$(575)	$7,853

	December 31, 2005	March 31, 2006
Segment assets
Sealing	$666,154	$656,069
Fluid	737,716	1,048,140
NVH	285,418	287,718
Eliminations and other	44,932	32,740
Consolidated	$1,734,220	$2,024,667

Restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $29, $214, and $0, respectively, for the three months ended March 31, 2005, and $2,004, $1 and $218, respectively, for the three months ended March 31, 2006.

12.    Guarantor and Non-Guarantor Subsidiaries

In connection with the 2004 Acquisition, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries under the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions).

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$154.3	$84.8	$248.0	$(17.0)	$470.1
Cost of products sold	—	146.7	68.1	204.0	(17.0)	401.8
Selling, administration, & engineering expenses	—	27.1	4.9	11.7	—	43.7
Amortization of intangibles	—	7.0	—	—	—	7.0
Restructuring	—	—	—	0.2	—	0.2
Operating profit (loss)	—	(26.5)	11.8	32.1	—	17.4
Interest expense, net of interest income	—	(13.5)	—	(2.6)	—	(16.1)
Equity earnings (losses)	—	(0.1)	0.9	—	—	0.8
Other income (expense)	—	9.0	—	(11.7)	—	(2.7)
Income (loss) before income taxes	—	(31.1)	12.7	17.8	—	(0.6)
Provision for income tax expense (benefit)	—	(13.1)	5.3	7.7	—	(0.1)
Income (loss) before equity in income (loss) of subsidiaries	—	(18.0)	7.4	10.1	—	(0.5)
Equity in net income (loss) of subsidiaries	(0.5)	17.5	—	—	(17.0)	—
NET INCOME (LOSS)	$(0.5)	$(0.5)	$7.4	$10.1	$(17.0)	$(0.5)

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$137.0	$138.3	$293.7	$(28.6)	$540.4
Cost of products sold	—	120.0	116.6	245.7	(28.6)	453.7
Selling, administration, & engineering expenses	—	25.0	12.0	11.9	—	48.9
Amortization of intangibles	—	5.4	0.5	1.6	—	7.5
Restructuring	—	0.3	—	1.9	—	2.2
Operating profit (loss)	—	(13.7)	9.2	32.6	—	28.1
Interest expense, net of interest income	—	(17.1)	—	(3.1)	—	(20.2)
Equity earnings	—	—	1.0	—	—	1.0
Other income (expense)	—	9.1	(0.1)	(10.0)	—	(1.0)
Income (loss) before income taxes	—	(21.7)	10.1	19.5	—	7.9
Provision for income tax expense (benefit)	—	(8.5)	4.0	6.9	—	2.4
Income (loss) before equity in income (loss) of subsidiaries	—	(13.2)	6.1	12.6	—	5.5
Equity in net income of subsidiaries	5.5	18.7	—	—	(24.2)	—
NET INCOME	$5.5	$5.5	$6.1	$12.6	$(24.2)	$5.5

CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$—	$56.8	$—	$62.2
Accounts receivable, net	—	85.6	59.3	178.6	—	323.5
Inventories	—	32.6	18.6	55.4	—	106.6
Other	—	11.1	(2.1)	16.3	—	25.3
Total current assets	—	134.7	75.8	307.1	—	517.6
Investments in affiliates and intercompany accounts, net	312.2	(18.5)	366.2	246.3	(878.1)	28.1
Property, plant, and equipment, net	—	113.3	85.6	265.7	—	464.6
Goodwill	—	398.3	—	—	—	398.3
Other assets	—	309.9	0.6	15.1	—	325.6
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.6	$—	$11.6
Accounts payable	—	59.3	18.6	87.2	—	165.1
Accrued liabilities	—	69.4	4.3	53.8	—	127.5
Total current liabilities	—	130.7	22.9	150.6	—	304.2
Long-term debt	—	731.7	—	159.1	—	890.8
Other long-term liabilities	—	183.8	0.2	43.0	—	227.0
	—	1,046.2	23.1	352.7	—	1,422.0
Total stockholders' equity	312.2	(108.5)	505.1	481.5	(878.1)	312.2
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2

CONSOLIDATING BALANCE SHEET
March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.5	$0.1	$39.4	$—	$43.0
Accounts receivable, net	—	98.6	118.6	221.3	—	438.5
Inventories	—	32.0	33.1	61.9	—	127.0
Other	—	10.4	1.1	14.4	—	25.9
Total current assets	—	144.5	152.9	337.0	—	634.4
Investments in affiliates and intercompany accounts, net	324.9	180.2	363.6	192.2	(1,032.8)	28.1
Property, plant, and equipment, net	—	110.0	147.5	313.8	—	571.3
Goodwill	—	401.1	15.9	10.6	—	427.6
Other assets	—	254.9	28.2	80.2	—	363.3
	$324.9	$1,090.7	$708.1	$933.8	$(1,032.8)	$2,024.7
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$9.6	$—	$13.7
Accounts payable	—	44.3	44.0	94.3	—	182.6
Accrued liabilities	—	72.8	18.4	69.1	—	160.3
Total current liabilities	—	121.2	62.4	173.0	—	356.6
Long-term debt	—	943.7	—	157.4	—	1,101.1
Other long-term liabilities	—	169.4	13.8	58.9	—	242.1
	—	1,234.3	76.2	389.3	—	1,699.8
Total stockholders' equity	324.9	(143.6)	631.9	544.5	(1,032.8)	324.9
	$324.9	$1,090.7	$708.1	$933.8	$(1,032.8)	$2,024.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$6.9	$2.6	$20.7	$—	$30.2
INVESTING ACTIVITIES
Property, plant, and equipment	—	(2.7)	(2.2)	(3.4)	—	(8.3)
Payment to stockholders related to 2004 Acquisition	—	(8.0)	—	—	—	(8.0)
Proceeds from the sale of assets and other	—	0.5	—	—	—	0.5
Net cash used ininvesting activities	—	(10.2)	(2.2)	(3.4)	—	(15.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	—	0.2	—	0.2
Principal payments on long-term debt	—	(0.5)	(0.2)	(1.6)	—	(2.3)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Net change in intercompany advances	(0.3)	0.1	—	0.2	—	—
Other	—	(0.2)	—	0.7	—	0.5
Net cash used in financing activities	—	(0.6)	(0.2)	(0.5)	—	(1.3)
Effects of exchange rate changes on cash	—	—	—	1.9	—	1.9
Increase (decrease) in cash and cash equivalents	—	(3.9)	0.2	18.7	—	15.0
Cash and cash equivalents at beginning of period	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of period	$—	$29.0	$0.2	$69.5	$—	$98.7
Depreciation and amortization	$—	$13.4	$2.4	$9.8	$—	$25.6

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$45.8	$4.1	$(51.8)	$—	$(1.9)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(4.2)	(4.0)	(7.4)	—	(15.6)
Acquisition of FHS, net of cash acquired	—	(209.8)	—	—	—	(209.8)
Proceeds from the sale of assets and other	—	—	—	0.1	—	0.1
Net cash used in investing activities	—	(214.0)	(4.0)	(7.3)	—	(225.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(1.0)	—	(1.7)		(2.7)
Proceeds from issuance of stock	0.3	—	—	—		0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	—	209.4	—	(1.9)	—	207.5
Effects of exchange rate changes on cash	—	—	—	0.5	—	0.5
Increase (decrease) in cash and cash equivalents	—	41.2	0.1	(60.5)	—	(19.2)
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$46.7	$(0.0)	$(3.7)	$—	$43.0

Depreciation and amortization	$—	$12.4	$6.1	$14.0	$—	$32.5

13.    Subsequent Event

On May 9, 2006, the Company announced the planned closure of a manufacturing facility located in Canada. The closure is expected to be completed in the third quarter of 2006. As a result of this announcement and the planned closure, the Company expects to record certain severance and other exit costs in the financial results as the plan is implemented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the results of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see ‘‘Forward-Looking Statements’’) and in our most recently filed annual report on Form 10-K (see Item 1A. Risk Factors).

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.8 million units in 2006, which is essentially flat with 2005. European production levels in 2006 are expected to be 20.3 million units as compared to 19.9 million units in 2005. Light vehicle production in South America is expected to increase to 3.1 million vehicles in 2006 from 2.8 million vehicles in 2005.

In the first quarter of 2006, our business was positively impacted by increased OEM production volumes on certain platforms in North America and Europe. According to CSM Worldwide, actual North America and Europe light vehicle production volumes were 4.2 million and 5.2 million units, respectively, for the first quarter of 2006, as compared to 4.0 million and 5.0 million units, respectively, for the first quarter of 2005. However, we continued to experience pricing pressure from our customers as well as significant increases in certain raw material prices, especially synthetic rubber and other petroleum-related materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by favorable foreign currency translation.

According CSM Worldwide, North America and Europe light vehicle production in the second quarter of 2006 is estimated at 4.1 million and 5.4 million units, respectively, which is essentially flat with the second quarter of 2005. We expect that our performance in 2006 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations
(dollar amounts in thousands)

	Three Months Ended March 31,
	2005	2006
Sales	$470,141	$540,371
Cost of products sold	401,764	453,676
Gross profit	68,377	86,695
Selling, administration, & engineering expenses	43,748	48,836
Amortization of intangibles	6,970	7,508
Restructuring	243	2,223
Operating profit	17,416	28,128
Interest expense, net of interest income	(16,131)	(20,267)
Equity earnings (losses)	802	949
Other income (expense)	(2,662)	(957)
Income (loss) before income taxes	(575)	7,853
Provision for income tax expense (benefit)	(97)	2,371
Net income (loss)	$(478)	$5,482

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Sales:    Consolidated sales increased $70.2 million, or 14.9%, in the first quarter of 2006. This increase resulted primarily from the acquisition of FHS ($71.3 million), with base business down slightly due to customer price concessions offset by favorable volume and mix on certain platforms.

Gross Profit:    Gross profit increased $18.3 million to $86.7 million (approximately 16.0% of sales) in the first quarter of 2006 as compared to $68.4 million (approximately 14.5% of sales) in the first quarter of 2005. This increase resulted primarily from the acquisition of FHS and favorable impact of various cost saving initiatives. In addition, as a result of the acquisition of FHS, cost of products sold was increased by $2.1 million due to the liquidation of the inventory fair value adjustment, as compared to a $9.8 million adjustment recorded in the first quarter of 2005. Such positive items were partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses were higher in the first quarter of 2006 by $5.1 million, or 11.6%, due primarily to the inclusion of FHS ($7.0 million) and wage increases, partially offset by savings from various restructuring initiatives in the NVH division.

Amortization of Intangibles:    Amortization increased in the first quarter of 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Interest Expense, net:    The increase in interest expense of $4.1 million in the first quarter of 2006 resulted primarily from higher interest expense related to variable rate debt and increased indebtedness used to finance the acquisition of FHS.

Other Income (Expense):    Other expense decreased $1.7 million in the first quarter of 2006 due primarily to $2.2 million decrease in foreign exchange losses. Included in foreign currency losses in the three months ended March 31, 2006 were unrealized gains of $0.2 million related to the Euro denominated tranche of Term Loan D used to finance the acquisition of FHS, as compared to a loss of $2.0 million related to the indebtedness used to finance the 2004 Acquisition in the three months ended March 31, 2005.

Provision for Income Tax Expense (Benefit):    Our effective tax rate increased from 17.0% in the first quarter of 2005 to 30.2% in the first quarter of 2006 due primarily to the expiration of the U.S. IRC Section 41 research credit on December 31, 2005. Changes in the distribution of income between U.S. and foreign sources also have an impact on the effective tax rate.

Segment Results of Operations
(dollar amounts in thousands)

	Three Months Ended March 31,
	2005	2006
Sales
Sealing	$230,187	$228,390
Fluid	160,357	240,301
NVH	79,465	71,680
Eliminations and other	132	—
	$470,141	$540,371
Segment profit (loss)
Sealing	$(2,058)	$2,963
Fluid	3,349	6,259
NVH	(1,866)	(1,369)
Eliminations and other	—	—
	$(575)	$7,853

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Sealing:    Sales decreased $1.8 million, or 0.8%, primarily due to customer price concessions, partially offset by favorable foreign exchange ($1.7 million) and higher unit sales volumes. Segment profit increased by $5.0 million, of which $5.2 million was due to the negative impact from liquidation of the inventory fair value adjustment recorded in first quarter of 2005 as a result of the 2004 Acquisition. Additionally, favorable foreign exchange ($0.7 million) and favorable impact of various cost savings initiatives, were partially offset by increased restructuring costs ($2.0 million) and customer price concessions.

Fluid:    Sales increased $79.9 million, or 49.9%, primarily due to acquisition of FHS ($71.3 million) and higher unit sales volumes, partially offset by customer price concessions and unfavorable foreign exchange ($3.1 million). Segment profit increased by $2.9 million, of which $1.1 million was due to the negative impact from liquidation of the inventory fair value adjustment recorded in the first quarter of 2005 as a result of the 2004 Acquisition. Such items, in conjunction with additional profit from the acquisition of FHS, higher unit sales volumes, and favorable impact of various cost savings initiatives, was partially offset by increased interest costs on indebtedness used to finance the acquisition of FHS.

NVH:    Sales decreased $7.8 million, or 9.8%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($1.6 million). Segment loss decreased by $0.5 million, of which $1.4 million was due to negative impact from liquidation of the inventory fair value adjustment recorded in the first quarter of 2005 as a result of the 2004 Acquisition. Such items, in conjunction with favorable impact of various cost savings initiatives, were partially offset by lower unit sales volumes and customer price concessions.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three months ended March 31, 2005 and 2006.

Liquidity and Capital Resources

Operating Activities:    Cash used in operations in the first quarter of 2006 was $1.9 million as compared to cash provided by operations of $30.2 million in the first quarter of 2005. This use of cash was the result of increases in other working capital components, partially offset by increased net income and non-cash adjustments in the first quarter of 2006. Working capital increased by $45.0 million, due primarily to impact of the FHS acquisition, timing of tooling receivables, and changes in accounts payable and accrued liabilities. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs even if business levels are lower than presently forecast.

Investing Activities:    Cash used in investing activities was $225.3 million in the first quarter of 2006, which primarily consisted of acquisition cost of $209.8 million related to the acquisition of FHS and capital spending of $15.6 million. This compared to $15.8 million in the first quarter of 2005, which primarily consisted of capital spending of $8.3 million and payment of transaction advisory fees to one of the Company’s primary stockholders of $8.0 million. We anticipate that we will spend approximately $98 million on capital expenditures in the year ending December 31, 2006. A portion of these capital expenditures are or will be attributable to new facilities being built in China.

Financing Activities:    Cash provided by financing activities in the first quarter of 2006 was $207.5 million as compared to cash used in financing activities of $1.3 million in the first quarter of 2005. The increase is primarily due to proceeds from issuance of acquisition-related debt of $214.9 million in the first quarter of 2006, partially offset by payment of $4.8 million debt issuance cost and $2.8 million principal payments on long-term debt.

Since the consummation of the 2004 Acquisition and the acquisition of FHS, we have been significantly leveraged. As of March 31, 2006, we had outstanding $1,114.8 million in aggregate indebtedness, with an additional $112.0 million of borrowing capacity available under our Revolving Credit Facility (after giving effect to $13.0 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is also partially tied to similar financial ratios. We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the senior credit agreement as Consolidated EBITDA.

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

The adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures.

	Three Months Ended March 31,
	2005	2006
Net income (loss)	$(0.5)	$5.5
Provision for income tax expense (benefit)	(0.1)	2.4
Interest expense, net of interest income	16.1	20.3
Depreciation and amortization	25.6	32.4
EBITDA	$41.1	$60.6
Restructuring	0.2	2.2
Foreign exchange loss(1)	2.4	0.1
Inventory write-up(2)	9.8	2.1
	53.5	65.0
Pro Forma adjustments related to FHS(3)	12.3	4.4
Equity earnings in joint venture(4)	(0.9)	—
Indentures EBITDA	$64.9	$69.4

(1)	Unrealized foreign exchanges loss on indebtedness related to 2004 Acquisition.

(2)	A write-up of inventory to fair value at the date of the acquisition.

(3)	Pro Forma adjustments to FHS's reported EBITDA for the period from January 1, 2006 to Feburuay 6, 2006 and the quarter ended March 31, 2005. Our credit agreement provides for Pro Forma retroactive adjustments for permitted acquisitions in the calculation of Indentures EBITDA.

(4)	The Company's share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended March 31, 2006 are as follows:

	Covenant Level at March 31, 2006	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	3.1 to 1.0	> 2.6 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.3 to 1.0	< 4.8 to 1.0
Indentures
Consolidated Coverage Ratio	3.1 to 1.0	> 2.0 to 1.0

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are ‘‘forward-looking statements’’ as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, customer demands and needs, financing needs, plans or intentions relating to acquisitions and restructurings, business trends, and other information that is not historical information. When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could, ‘‘ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

Such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Currency Exchange Risk

We are exposed to fluctuations in interest rates and currency exchange rates from our financial instruments. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates.

As of March 31, 2006, we had $557.0 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $5.6 million per year, assuming no principal repayments or use of financial derivatives.

At March 31, 2006, we had no derivative financial instruments.

Item 4.	Controls and Procedures.

Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, the Company sold an aggregate of 3,000 shares of common stock to senior management and a director of the Company for $100 per share (aggregate purchase price of $300,000). The transactions were exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. All recipients received adequate information about us or had access, through director or employment relationships, to such information.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective May 1, 2006, the shareholders of the Company, by unanimous written consent, re-elected the Company’s directors, James S. McElya, S. A. Johnson, Gerald J. Cardinale, Jack Daly, Michael F. Finley, John C. Kennedy, Leo F. Mullin, and Kenneth L. Way, as members of the Company’s Board of Directors.

Item 6. Exhibits

The exhibits listed on the ‘‘Index to Exhibits’’ are filed with this Form 10-Q or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 15, 2006	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
May 15, 2006	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
May 15, 2006	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)