Form 10-Q
period 2006-06-30
Cooper-Standard Holdings Inc.
filed 2006-08-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Number of shares of common stock of registrant outstanding, at July 31, 2006:

3,238,100 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Sales	$489,141	$592,479	$959,282	$1,132,850
Cost of products sold	409,872	491,360	811,636	945,036
Gross profit	79,269	101,119	147,646	187,814
Selling, administration, & engineering expenses	43,839	51,099	87,587	99,935
Amortization of intangibles	6,976	7,872	13,946	15,380
Restructuring	157	3,725	400	5,948
Operating profit	28,297	38,423	45,713	66,551
Interest expense, net of interest income	(16,743)	(21,949)	(32,874)	(42,216)
Equity earnings	485	398	1,287	1,347
Other income (expense)	(3,275)	5,138	(5,937)	4,181
Income before income taxes	8,764	22,010	8,189	29,863
Provision for income tax expense	1,096	1,943	999	4,314
Net income	$7,668	$20,067	$7,190	$25,549

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2005	June 30, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,204	$80,084
Accounts receivable, net	323,476	436,489
Inventories, net	106,620	120,970
Prepaid expenses	19,817	19,291
Deferred tax assets	5,513	5,532
Total current assets	517,630	662,366
Property, plant, and equipment, net	464,634	567,569
Goodwill	398,295	441,686
Intangibles, net	286,200	303,739
Other assets	67,461	88,585
	$1,734,220	$2,063,945
Liabilities and Stockholders' Equity
Current liabilities:
Debt payable within one year	$11,602	$15,396
Accounts payable	165,059	197,942
Payroll liabilities	50,785	76,220
Accrued liabilities	76,678	78,781
Total current liabilities	304,124	368,339
Long-term debt	890,847	1,100,029
Pension benefits	50,140	60,757
Postretirement benefits other than pensions	92,150	96,366
Deferred tax liabilities	65,006	62,385
Other long-term liabilities	19,723	22,620
Stockholders' equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,235,100 and 3,238,100 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	32	32
Additional paid-in capital	323,478	323,778
Retained earnings	4,269	29,818
Cumulative other comprehensive loss	(15,549)	(179)
Total stockholders' equity	312,230	353,449
	$1,734,220	$2,063,945

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating Activities:
Net income	$7,190	$25,549
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	39,759	52,293
Amortization	13,946	15,380
Non-cash restructuring charges	122	829
Amortization of debt issuance cost	1,840	2,188
Changes in operating assets and liabilities	(2,314)	(32,729)
Net cash provided by operating activities	60,543	63,510
Investing activities:
Property, plant, and equipment	(20,314)	(36,569)
Acquisition of business, net of cash acquired	(54,270)	(210,043)
Cost of equity investments	—	(400)
Payment to stockholders related to 2004 Acquisition	(8,000)	—
Other	784	(913)
Net cash used in investing activities	(81,800)	(247,925)
Financing activities:
Proceeds from issuance of long-term debt	—	214,858
Principal payments on long-term debt	(5,510)	(5,917)
Proceeds from issuance of stock	4,510	300
Debt issuance cost	(445)	(4,797)
Other	(776)	(447)
Net cash provided by (used in) financing activities	(2,221)	203,997
Effects of exchange rate changes on cash	6,627	(1,702)
Changes in cash and cash equivalents	(16,851)	17,880
Cash and cash equivalents at beginning of period	83,658	62,204
Cash and cash equivalents at end of period	$66,807	$80,084

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2005, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods ended June 30, 2006 are not necessarily indicative of the results for the full year.

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

Acquisition of FHS

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’). FHS, based in Auburn Hills, Michigan, was a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects, and operated 15 facilities in seven countries. FHS was acquired for $205,000, subject to an adjustment based on the difference between targeted working capital and working capital at the closing date. Such adjustment is under review by the respective parties and is expected to be settled in the third quarter of 2006. Additionally, the Company incurred approximately $5,060 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition value under purchase accounting of $210,060.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

The acquisition of FHS was funded pursuant to an amendment to the Company's Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215,000. The Term

Loan D facility was structured in two tranches, with $190,000 borrowed in US dollars and €20,725 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The Company incurred approximately $4,800 of issuance costs associated with these borrowings, primarily for loan arrangement and syndication services, which are included in Other Assets on the condensed consolidated balance sheet. The amendment to the Senior Credit Facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to various market-based rates and amends the interest rate margins previously applicable to Term Loan B and Term Loan C borrowings to mirror those applicable to Term Loan D borrowings, which were market levels at the time the facility closed. The amendment also includes modifications to certain covenants under the Senior Credit Facilities, although the covenant threshold levels remain unchanged.

The acquisition of FHS was accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of June 30, 2006. The operating results of FHS were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$17
Accounts receivable, net	59,383
Inventories, net	25,694
Prepaid expenses	309
Property, plant, and equipment, net	101,409
Goodwill	46,733
Intangibles, net	26,600
Other assets	16,683
Total assets acquired	276,828
Accounts payable	26,053
Payroll liabilities	9,840
Accrued liabilities	8,773
Deferred income taxes	8,136
Other long-term liabilities	13,966
Total liabilities assumed	66,768
Net assets acquired	$210,060

Petty cash, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values given the short-term nature of these assets and liabilities. Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling and disposal costs, and a normal profit. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Property, plant, and equipment and identifiable intangible assets have been recorded at estimated fair value based on valuations prepared by independent appraisers. Restructuring reserves have been recorded based on estimated severance and other exit costs related to terminated FHS employees. As described in Note 3, management continues to review and finalize additional restructuring activities related to the acquisition of FHS. Additional reserves or costs related to these activities are anticipated as these plans are finalized.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued based on the royalty savings method which allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technology that has been valued under this approach are innovative and technological advancements within our businesses. A total value of $8,600 has been allocated to developed technology and trademarks and will be amortized on a straight-line basis over six to 12 years.

Customer contracts and relationships were valued using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce. A preliminary value of $9,000 has been assigned to customer contracts and will be amortized on a straight-line basis over the expected lives of the related contracts, estimated to average approximately nine years. A preliminary value of $9,000 has been assigned to customer relationships and will be amortized on a straight-line basis over 15 to 20 years.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all identifiable intangible assets have been valued was $46,733, some of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included FHS's leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases.

The following unaudited pro forma financial data summarizes the results of operations for the three and six months ended June 30, 2005 and 2006, respectively, as if the acquisition of FHS had occurred as of January 1, 2005 and 2006, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, interest expense to reflect the Company's new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2005 or 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Sales	$598,592	$592,479	$1,176,265	$1,173,808
Operating Profit	34,317	38,423	54,663	69,017
Net income	8,464	20,067	6,886	25,970

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the six months ended June 30, 2006. All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’    This interpretation clarifies the

accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007 and is currently evaluating the impact of adopting this interpretation will have on its consolidated financial statements.

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

2.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company recorded goodwill totaling $46,733 during the six months ended June 30, 2006. Other changes to goodwill primarily consisted of tax related purchase accounting adjustments in connection with the 2004 Acquisition. The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are summarized as follows:

	Sealing	Fluid	NVH	Total
Balance at December 31, 2005	$76,523	$234,442	$87,330	$398,295
Acquisition of FHS	—	46,733	—	46,733
Other	(897)	(2,457)	12	(3,342)
Balance at June 30, 2006	$75,626	$278,718	$87,342	$441,686

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2005 and June 30, 2006, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(18,329)	$122,671	7 to 8 years
Customer relationships	153,000	(7,813)	145,187	20 years
Developed technology	18,200	(2,344)	15,856	6 to 10 years
Other	2,756	(270)	2,486
Balance at December 31, 2005	$314,956	$(28,756)	$286,200
Customer contracts	$152,698	$(28,213)	$124,485	7 to 9 years
Customer relationships	165,176	(12,082)	153,094	15 to 20 years
Developed technology	24,895	(3,752)	21,143	6 to 12 years
Trademarks and tradenames	3,000	(78)	2,922	12 to 20 years
Other	2,750	(655)	2,095
Balance at June 30, 2006	$348,519	$(44,780)	$303,739

Amortization expense totaled $6,976 and $7,872 for the three months ended June 30, 2005 and 2006, respectively, and $13,946 and $15,380 for the six months ended June 30, 2005 and 2006, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2006.

3.    Restructuring

2005 Actions

During the first quarter of 2005, the Company initiated a restructuring initiative in Australia. This initiative was completed in the third quarter of 2005 at a total separation cost of approximately $326, of which $274 was recognized during the six months ended 2005. A total of 26 employees were affected, of which 21 were terminated as of June 30, 2005. The following table summarizes the activity for this and other initiatives during the second quarter of 2005:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Expense incurred	274	4	122	400
Cash payments	(274)	(4)	—	(278)
Utilization of reserve	—	—	(122)	(122)
Balance at June 30, 2005	$—	$—	$—	$—

In connection with the 2004 Acquisition, the Company implemented a restructuring strategy whereby two manufacturing facilities in the United States will be closed and certain businesses will be exited. The closures will be completed in 2006 and 2007 at an estimated total cost of $11,700, excluding costs recorded through purchase accounting. The Company had an accrual of $8,460 at January 1, 2006 for employee severance costs and other exit costs related to these closures. During the six months ended June 30, 2006, the Company recorded severance, asset impairment, and other exit costs of $403, $10, and $1,627, respectively, related to these previously announced actions. Approximately 700 employees will be terminated as part of these initiatives, of which 385 were terminated as of June 30, 2006.

During the six months ended June 30, 2006, the Company also recorded severance, asset impairment, and other exit costs of $2,300, $819, and $78, respectively, associated with workforce reduction in Europe. A total of 109 employees were terminated as of June 30, 2006 as part of this reduction.

The following table summarizes the activity for these initiatives during the six months ended June 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2006	$7,365	$1,095	$—	$8,460
Expense incurred	2,703	1,705	829	5,237
Cash payments	(4,102)	(2,110)	—	(6,212)
Utilization of reserve	—	—	(829)	(829)
Balance at June 30, 2006	$5,966	$690	$—	$6,656

2006 Actions

In connection with the acquisition of FHS, the Company started the implementation of a restructuring strategy to address the redundant positions created by the consolidation of the businesses. The Company recorded reserves in purchase accounting totaling $2,807 through June 30, 2006 for employee severance costs for known actions. The Company is finalizing its restructuring strategy and will record any necessary adjustments to the recorded amounts as it finalizes its purchase price. The following table summarizes the activity for this initiative during the six months ended June 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$2,807	$—	$—	$2,807
Expense incurred	—	—	—	—
Cash payments	(454)	—	—	(454)
Balance at June 30, 2006	$2,353	$—	$—	$2,353

In May 2006, the Company implemented a restructuring strategy whereby a manufacturing facility located in Canada will be closed and the related production will be transferred to other facilities in North America. The closure is expected to be completed in the third quarter of 2006 at an estimated total cost of $2,100. During the six months ended June 30, 2006, the Company recorded severance costs of $711 related to this initiative. Approximately 65 employees will be terminated, of which 50 were terminated as of June 30, 2006. The following table summarizes the activity for this initiative during the six months ended June 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$711	$—	$—	$711
Cash payments	(76)	—	—	(76)
Balance at June 30, 2006	$635	$—	$—	$635

4.    Inventories

Inventories are comprised of the following:

	December 31, 2005	June 30, 2006
Finished goods	$35,510	$34,851
Work in process	19,880	32,232
Raw materials and supplies	51,230	53,887
	$106,620	$120,970

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.    Debt

Outstanding debt consisted of the following at December 31, 2005 and June 30, 2006:

	December 31, 2005	June 30, 2006
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	47,517	46,917
Term Loan B	113,850	113,275
Term Loan C	183,150	182,225
Term Loan D	—	215,404
Revolving Credit Facility	—	—
Capital leases and other borrowings	7,932	7,604
Total debt	902,449	1,115,425
Less: debt payable within one year	(11,602)	(15,396)
Total long-term debt	$890,847	$1,100,029

The Term Loan A facility is a Canadian dollar denominated obligation with $52,305 outstanding in Canadian dollars as of June 30, 2006. The Term Loan D facility consists of two tranches, with $189,050 outstanding in US dollars and €20,621 outstanding in Euros as of June 30, 2006. In addition, the Company had $13,922 of standby letters of credit outstanding under the Revolving Credit Facility as of June 30, 2006, leaving $111,078 of availability.

6.    Pension and Postretirement Benefits other than Pensions

In connection with the acquisition of FHS, the Company assumed assets and liabilities of certain defined benefit pension plans of FHS. The Company has not finalized its valuation of such plans. During the three and six months ended June 30, 2006, the Company recorded pension expenses of $1,103 and $1,631, respectively, related to these plans based on a preliminary valuation.

The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2005 and 2006 for the Company’s defined benefit pension plans and other postretirement benefit plans, excluding the aforementioned plans acquired in connection with the acquisition of FHS:

	Pension Benefits
	Three Months Ended June
	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,171	$812	$2,549	$1,297
Interest cost	2,842	915	2,997	952
Expected return on plan assets	(3,171)	(827)	(3,488)	(884)
Amortization of prior service cost and recognized actuarial loss	—	—	70	54
Net periodic benefit cost	$1,842	$900	$2,128	$1,419

	Pension Benefits
	Six Months Ended June 30,
	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4,343	$1,637	$5,098	$2,138
Interest cost	5,684	1,847	5,995	1,893
Expected return on plan assets	(6,340)	(1,667)	(6,977)	(1,754)
Amortization of prior service cost and recognized actuarial loss	—	—	141	54
Net periodic benefit cost	$3,687	$1,817	$4,257	$2,331

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Sex Months Ended June 30,
	2005	2006	2005	2006
Service cost	$768	$861	$1,537	$1,718
Interest cost	1,395	1,386	2,791	2,768
Amortization of prior service cost and recognized actuarial loss	—	(22)	—	(44)
Net periodic benefit cost	$2,163	$2,225	$4,328	$4,442

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to compute its effective tax rate each quarter based upon its estimated annual effective tax rate. The effective tax rates for the three and six months ended June 30, 2005 were 13% and 12%, respectively, as compared to 9% and 14%, respectively, for the three and six months ended June 30, 2006. The income tax rates for the three and six months ended June 30, 2006 varied from the United States statutory income tax rate primarily due to lower income tax rates in certain foreign jurisdictions, and the benefit of tax credits offset by the effect of losses in certain foreign jurisdictions for which valuation allowances are recorded.

8.    Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$7,668	$20,067	$7,190	$25,549
Currency translation adjustment	(7,037)	8,574	(12,397)	15,433
Minimum pension liability	—	(51)	—	(63)
Comprehensive income (loss)	$631	$28,590	$(5,207)	$40,919

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Foreign currency gains (losses)	$(2,879)	$5,697	$(5,536)	$5,261
Minority interest	(412)	(559)	(417)	(1,080)
Gains on fixed assets disposals	16	—	16	—
Other income (expense)	$(3,275)	$5,138	$(5,937)	$4,181

Included in foreign currency gains in the three and six months ended June 30, 2006 are unrealized gains of $5,187 and $5,065, respectively, related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to unrealized losses of $1,528 and $2,487, respectively, in the three and six months ended June 30, 2005.

10.    Related Party Transactions

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two primary stockholders in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $4,730 and $7,941 in the three months ended June 30, 2005 and 2006, respectively, and $9,631 and $16,459 in the six months ended June 30, 2005 and 2006, respectively.

11.    Business Segments

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company's business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Sales to external customers
Sealing	$240,294	$235,686	$470,481	$464,076
Fluid	166,596	282,980	326,953	523,281
NVH	82,160	73,813	161,625	145,493
Eliminations and other	91	—	223	—
Consolidated	$489,141	$592,479	$959,282	$1,132,850
Intersegment sales
Sealing	$4	$—	$23	$—
Fluid	—	—	—	—
NVH	8,964	10,224	18,528	21,348
Eliminations and other	(8,968)	(10,224)	(18,551)	(21,348)
Consolidated	$—	$—	$—	$—
Segment profit (loss)
Sealing	$692	$9,660	$(1,366)	$12,623
Fluid	10,686	11,978	14,035	18,237
NVH	(2,614)	372	(4,480)	(997)
Income before income taxes	$8,764	$22,010	$8,189	$29,863

	December 31, 2005	June 30, 2006
Segment assets
Sealing	$666,154	$669,752
Fluid	737,716	1,065,067
NVH	285,418	285,958
Eliminations and other	44,932	43,168
Consolidated	$1,734,220	$2,063,945

Restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $2,313, $993, and $419, respectively, for the three months ended June 30, 2006, compared to $95, $62, and $0 for each segment during the same period in 2005. During the six months ended June 30, 2006, restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $4,317, $994, and $637, respectively, compared to $124, $276, and $0 for each segment during the same period in 2005.

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

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$153.6	$84.8	$266.6	$(15.8)	$489.2
Cost of products sold	—	136.1	66.6	222.9	(15.8)	409.8
Selling, administration, & engineering expenses	—	25.8	5.1	13.0	—	43.9
Amortization of intangibles	—	6.9	—	—	—	6.9
Restructuring	—	0.1	—	0.1	—	0.2
Operating profit (loss)	—	(15.3)	13.1	30.6	—	28.4
Interest expense, net of interest income	—	(13.9)	—	(2.9)	—	(16.8)
Equity earnings	—	—	0.5	—	—	0.5
Other income (expense)	—	7.1	—	(10.4)	—	(3.3)
Income (loss) before income taxes	—	(22.1)	13.6	17.3	—	8.8
Provision for income tax expense (benefit)	—	(8.9)	5.6	4.4	—	1.1
Income (loss) before equity in income (loss) of subsidiaries	—	(13.2)	8.0	12.9	—	7.7
Equity in net income (loss) of subsidiaries	7.7	20.9	—	—	(28.6)	—
NET INCOME (LOSS)	$7.7	$7.7	$8.0	$12.9	$(28.6)	$7.7

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$134.0	$167.0	$322.6	$(31.1)	$592.5
Cost of products sold	—	111.1	137.4	274.0	(31.1)	491.4
Selling, administration, & engineering expenses	—	26.9	11.5	12.7	—	51.1
Amortization of intangibles	—	5.5	0.7	1.7	—	7.9
Restructuring	—	0.7	—	3.0	—	3.7
Operating profit (loss)	—	(10.2)	17.4	31.2	—	38.4
Interest expense, net of interest income	—	(18.8)	—	(3.1)	—	(21.9)
Equity earnings	—	—	0.4	—	—	0.4
Other income (expense)	—	7.8	(0.3)	(2.4)	—	5.1
Income (loss) before income taxes	—	(21.2)	17.5	25.7	—	22.0
Provision for income tax expense (benefit)	—	(6.6)	5.7	2.8	—	1.9
Income (loss) before equity in income (loss) of subsidiaries	—	(14.6)	11.8	22.9	—	20.1
Equity in net income (loss) of subsidiaries	20.1	34.7	—	—	(54.8)	—
NET INCOME (LOSS)	$20.1	$20.1	$11.8	$22.9	$(54.8)	$20.1

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$307.9	$169.6	$514.6	$(32.8)	$959.3
Cost of products sold	—	282.8	134.7	426.9	(32.8)	811.6
Selling, administration, & engineering expenses	—	52.9	10.0	24.7	—	87.6
Amortization of intangibles	—	13.9	—	—	—	13.9
Restructuring	—	0.1	—	0.3	—	0.4
Operating profit (loss)	—	(41.8)	24.9	62.7	—	45.8
Interest expense, net of interest income	—	(27.4)	—	(5.5)	—	(32.9)
Equity earnings (losses)	—	(0.1)	1.4	—	—	1.3
Other income (expense)	—	16.1	—	(22.1)	—	(6.0)
Income (loss) before income taxes	—	(53.2)	26.3	35.1	—	8.2
Provision for income tax expense (benefit)	—	(22.0)	10.9	12.1	—	1.0
Income (loss) before equity in income (loss) of subsidiaries	—	(31.2)	15.4	23.0	—	7.2
Equity in net income (loss) of subsidiaries	7.2	38.4	—	—	(45.6)	—
NET INCOME (LOSS)	$7.2	$7.2	$15.4	$23.0	$(45.6)	$7.2

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
Sales	$—	$271.0	$305.3	$616.3	$(59.7)	$1,132.9
Cost of products sold	—	231.1	254.0	519.6	(59.7)	945.0
Selling, administration, & engineering expenses	—	51.8	23.5	24.6	—	99.9
Amortization of intangibles	—	10.9	1.2	3.3	—	15.4
Restructuring	—	1.0	—	5.0	—	6.0
Operating profit (loss)	—	(23.8)	26.6	63.8	—	66.6
Interest expense, net of interest income	—	(36.0)	—	(6.2)	—	(42.2)
Equity earnings	—	—	1.3	—	—	1.3
Other income (expense)	—	16.9	(0.3)	(12.4)	—	4.2
Income (loss) before income taxes	—	(42.9)	27.6	45.2	—	29.9
Provision for income tax expense (benefit)	—	(15.1)	9.7	9.7	—	4.3
Income (loss) before equity in income (loss) of subsidiaries	—	(27.8)	17.9	35.5	—	25.6
Equity in net income (loss) of subsidiaries	25.6	53.4	—	—	(79.0)	—
NET INCOME (LOSS)	$25.6	$25.6	$17.9	$35.5	$(79.0)	$25.6

CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$—	$56.8	$—	$62.2
Accounts receivable, net	—	85.6	59.3	178.6	—	323.5
Inventories, net	—	32.6	18.6	55.4	—	106.6
Other	—	11.1	(2.1)	16.3	—	25.3
Total current assets	—	134.7	75.8	307.1	—	517.6
Investments in affiliates and
intercompany accounts, net	312.2	(18.5)	366.2	246.3	(878.1)	28.1
Property, plant, and equipment, net	—	113.3	85.6	265.7	—	464.6
Goodwill	—	398.3	—	—	—	398.3
Other assets	—	309.9	0.6	15.1	—	325.6
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.6	$—	$11.6
Accounts payable	—	59.3	18.6	87.2	—	165.1
Accrued liabilities	—	69.4	4.3	53.8	—	127.5
Total current liabilities	—	130.7	22.9	150.6	—	304.2
Long-term debt	—	731.7	—	159.1	—	890.8
Other long-term liabilities	—	183.8	0.2	43.0	—	227.0
	—	1,046.2	23.1	352.7	—	1,422.0
Total stockholders' equity	312.2	(108.5)	505.1	481.5	(878.1)	312.2
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2

CONSOLIDATING BALANCE SHEET
June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$13.3	$4.8	$62.0	$—	$80.1
Accounts receivable, net	—	89.6	123.3	223.6	—	436.5
Inventories, net	—	30.8	29.8	60.4	—	121.0
Other	—	9.7	1.3	13.8	—	24.8
Total current assets	—	143.4	159.2	359.8	—	662.4
Investments in affiliates and
intercompany accounts, net	353.5	204.0	362.0	206.6	(1,097.4)	28.7
Property, plant, and equipment, net	—	98.6	147.6	321.4	—	567.6
Goodwill	—	407.0	16.7	18.0	—	441.7
Other assets	—	250.9	25.2	87.5	—	363.6
	$353.5	$1,103.9	$710.7	$993.3	$(1,097.4)	$2,064.0
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$4.2	$—	$11.2	$—	$15.4
Accounts payable	—	51.8	37.2	108.9	—	197.9
Accrued liabilities	—	59.8	15.9	79.3	—	155.0
Total current liabilities	—	115.8	53.1	199.4	—	368.3
Long-term debt	—	943.9	—	156.1	—	1,100.0
Other long-term liabilities	—	165.9	13.9	62.4	—	242.2
	—	1,225.6	67.0	417.9	—	1,710.5
Total stockholders' equity	353.5	(121.7)	643.7	575.4	(1,097.4)	353.5
	$353.5	$1,103.9	$710.7	$993.3	$(1,097.4)	$2,064.0

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
OPERATING ACTIVITIES
Net cash provided by operating
activities	$—	$19.8	$4.4	$36.3	$—	60.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(5.5)	(4.2)	(10.6)	—	(20.3)
Acquisition of business, net of cash acquired	—	(54.3)	—	—	—	(54.3)
Payment to stockholder related to 2004 Acquisition	—	(8.0)	—	—	—	(8.0)
Other	—	0.7	—	0.1	—	0.8
Net cash used in investing activities	—	(67.1)	(4.2)	(10.5)	—	(81.8)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1.2)	(0.2)	(4.1)	—	(5.5)
Proceeds from issuance of stock	4.5	—	—	—	—	4.5
Debt issue costs	—	(0.4)	—	—	—	(0.4)
Net change in intercompany advances	(4.5)	13.1	—	(8.6)	—	—
Other	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) financing ctivities	—	11.5	(0.2)	(13.5)	—	(2.2)
Effects of exchange rate changes on cash	—	—	—	6.6	—	6.6
Changes in cash and cash equivalents	—	(35.8)	—	18.9	—	(16.9)
Cash and cash equivalents at beginning of period	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of period	$—	$(2.9)	$—	$69.7	$—	66.8
Depreciation and amortization	$—	$26.2	$5.7	$21.8	$—	53.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$53.3	$16.4	$(6.2)	$—	$63.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(8.9)	(11.7)	(16.0)	—	(36.6)
Acquisition of FHS, net of cash acquired	—	(210.0)	—	—	—	(210.0)
Cost of equity investments	—	(0.4)	—	—	—	(0.4)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing activities	—	(220.3)	(11.7)	(15.9)	—	(247.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(2.1)	—	(3.8)	—	(5.9)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	—	208.3	—	(4.3)	—	204.0
Effects of exchange rate changes on cash	—	—	—	(1.7)	—	(1.7)
Changes in cash and cash equivalents	—	41.3	4.7	(28.1)	—	17.9
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$46.8	$4.6	$28.7	$—	$80.1
Depreciation and amortization	$—	$24.5	$14.0	$29.2	$—	$67.7

13.    Derivative Instruments and Hedging Activities

During the second quarter of 2006, the Company entered into interest rate swap contracts to manage the cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses, both at inception and at least quarterly thereafter, whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. The changes in the cash flows of the interest rate swap contracts are expected to exactly offset the changes in cash flows attributed to the fluctuations in the variable rate debt.

As of June 30, 2006, interest rate swap contracts representing $279,264 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates or Canadian Dollar Bankers Acceptance Rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2006, the fair market value of these contracts was approximately $0.

As of June 30, 2006, no net gains (losses) related to the interest rate swap contracts were recorded in accumulated other comprehensive income (loss) or reclassified from accumulated other comprehensive income (loss) into earnings.

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

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.8 million units in 2006, which is essentially flat with 2005. European production levels in 2006 are expected to be 20.3 million units as compared to 19.9 million units in 2005. Light vehicle production in South America is expected to increase to 3.0 million vehicles in 2006 from 2.8 million vehicles in 2005.

In the second quarter of 2006, our business was favorably impacted by the acquisition of FHS, cost savings and restructuring initiatives and favorable foreign currency translation. The positive impacts were partially offset by reduced OEM production volumes on certain platforms in North America and Europe, pricing pressure from our customers as well as increases in certain raw material prices, especially synthetic rubber and other petroleum-related materials. According to CSM Worldwide, actual North America and Europe light vehicle production volumes were 4.1 million and 5.4 million units, respectively, for the second quarter of 2006, which were essentially flat with the second quarter of 2005.

According to CSM Worldwide, North America and Europe light vehicle production in the third quarter of 2006 is estimated at 3.6 million and 4.5 million units, respectively, as compared to 3.7 million and 4.5 million units, respectively, for the third quarter of 2005. We expect that our performance in 2006 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Sales	$489,141	$592,479	$959,282	$1,132,850
Cost of products sold	409,872	491,360	811,636	945,036
Gross profit	79,269	101,119	147,646	187,814
Selling, administration, & engineering expenses	43,839	51,099	87,587	99,935
Amortization of intangibles	6,976	7,872	13,946	15,380
Restructuring	157	3,725	400	5,948
Operating profit	28,297	38,423	45,713	66,551
Interest expense, net of interest income	(16,743)	(21,949)	(32,874)	(42,216)
Equity earnings	485	398	1,287	1,347
Other income (expense)	(3,275)	5,138	(5,937)	4,181
Income before income taxes	8,764	22,010	8,189	29,863
Provision for income tax expense	1,096	1,943	999	4,314
Net income	$7,668	$20,067	$7,190	$25,549

Three Months Ended June 30, 2006 Compared with Three months Ended June 30, 2005

Sales:    Consolidated sales increased $103.3 million, or 21.1%, in the second quarter of 2006. This increase resulted from the acquisition of FHS and favorable foreign exchange ($11.3 million), offset by customer price concessions and lower unit sales volumes.

Gross Profit:    Gross profit increased $21.9 million to $101.1 million (approximately 17.1% of sales) in the second quarter of 2006 as compared to $79.3 million (approximately 16.2% of sales) in the second quarter of 2005. This increase resulted primarily from the acquisition of FHS combined with the favorable impact of various cost saving initiatives, partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses were higher in the second quarter of 2006 by $7.3 million, or 16.6%, due primarily to the inclusion of FHS and inflationary wage increases partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased in the second quarter of 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Interest Expense, net:    The increase in net interest expense of $5.2 million in the second quarter of 2006 resulted primarily from higher interest expense related to increased indebtedness used to finance the acquisition of FHS and higher interest rates.

Other Income (Expense):    Other income increased $8.4 million in the second quarter of 2006 due primarily to foreign exchange gains, including a gain of $5.2 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to a foreign exchange loss of $1.5 million in the second quarter of 2005.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased to 8.8% in the second quarter of 2006 from 12.5% in the second quarter of 2005 due primarily to changes in the distribution of income between U.S. and foreign sources.

Six Months Ended June 30, 2006 Compared with Six months Ended June 30, 2005

Sales:    Consolidated sales increased $173.6 million, or 18.1%, in the six months ended June 30, 2006. This increase resulted primarily from the acquisition of FHS and favorable foreign exchange ($11.5 million), offset by customer price concessions.

Gross Profit:    Gross profit increased $40.2 million to $187.8 million (approximately 16.6% of sales) in the six months ended June 30, 2006 as compared to $147.6 million (approximately 15.4% of sales) in the six months ended June 30, 2005. This increase resulted primarily from the acquisition of FHS and the favorable impact of various cost saving initiatives, partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses were higher in the six months ended June 30, 2006 by $12.3 million, or 14.1%, due primarily to the inclusion of FHS and inflationary wage increases, partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased in the six months ended June 30, 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Interest Expense, net:    The increase in net interest expense of $9.3 million in the six months ended June 30, 2006 resulted primarily from higher interest expense related to increased indebtedness used to finance the acquisition of FHS and higher interest rates.

Other Income (Expense):    Other income increased $10.1 million in the six months ended June 30, 2006 due primarily to foreign exchange gains, including a gain of $5.1 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to a foreign exchange loss of $2.5 million in the six months ended June 30, 2005.

Provision for Income Tax Expense (Benefit):    Our effective tax rate increased to 14.4% in the six months ended June 30, 2006 from 12.2% in the six months ended June 30, 2005, due primarily to the expiration of the U.S. IRC Section 41 research credit on December 31, 2005, offset by changes in the distribution of income between U.S. and foreign sources.

Segment Results of Operations

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Sales
Sealing	$240,294	$235,686	$470,481	$464,076
Fluid	166,596	282,980	326,953	523,281
NVH	82,160	73,813	161,625	145,493
Eliminations and other	91	—	223	—
	$489,141	$592,479	$959,282	$1,132,850
Segment profit (loss)
Sealing	692	$9,660	$(1,366)	$12,623
Fluid	10,686	11,978	14,035	18,237
NVH	(2,614)	372	(4,480)	(997)
Eliminations and other	—	—	—	—
	$8,764	$22,010	$8,189	$29,863

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Sealing:    Sales decreased $4.6 million, or 1.9%, primarily due to customer price concessions and lower unit sales volumes, partially offset by favorable foreign exchange ($7.6 million). Segment profit increased by $9.0 million primarily due to favorable impact of various cost savings initiatives, partially offset by increased restructuring costs ($2.2 million), lower unit sales volumes, and increased material costs.

Fluid:    Sales increased $116.4 million, or 69.9%, primarily due to acquisition of FHS and higher unit sales volumes, partially offset by customer price concessions. Segment profit increased by $1.3 million primarily due to additional profit from the acquisition of FHS, higher unit sales volumes, and favorable impact of various cost savings initiatives, partially offset by unfavorable foreign exchange ($0.8 million), increased restructuring costs ($0.9 million), and interest costs on indebtedness used to finance the acquisition of FHS.

NVH:    Sales decreased $8.3 million, or 10.2%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($3.2 million). Segment profit was $0.4 million in the second quarter of 2006 as compared to a loss of $2.6 million in the second quarter of 2005, primarily due to favorable impact of various cost savings initiatives and favorable foreign exchange ($0.7 million), partially offset by increased restructuring costs ($0.4 million), lower unit sales volumes, and customer price concessions.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Sealing:    Sales decreased $6.4 million, or 1.4%, primarily due to lower unit sales volumes and customer price concessions, partially offset by favorable foreign exchange ($9.3 million). Segment profit increased by $14.0 million, primarily due to favorable impact of various cost savings initiatives, unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($4.7 million), and favorable foreign exchange ($1.2 million), partially offset by increased restructuring costs ($4.2 million) and customer price concessions.

Fluid:    Sales increased $196.3 million, or 60.0%, primarily due to acquisition of FHS and higher unit sales volumes, partially offset by customer price concessions and unfavorable foreign exchange ($2.6 million). Segment profit increased by $4.2 million primarily due to additional profit from the acquisition of FHS, higher unit sales volumes, favorable impact of various cost savings initiatives, and unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($1.1 million), partially offset by increased restructuring costs ($0.7 million) and increased interest costs on indebtedness used to finance the acquisition of FHS.

NVH:    Sales decreased $16.1 million, or 10.0%, due to lower unit sales volumes and customer price concessions partially offset by favorable foreign exchange ($4.8 million). Segment loss decreased by $3.5 million, primarily due to favorable impact of various cost savings initiatives and unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($2.8 million), partially offset by increased restructuring costs ($0.6 million), lower unit sales volumes, and customer price concessions.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three and six months ended June 30, 2005 and 2006.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the six months ended June 30, 2006 was $63.5 million as compared to $60.5 million in the six months ended June 30, 2005. Increased net income and non-cash adjustments for the six months ended June 30, 2006 were generally offset by increases in operating assets and liabilities. Changes in operating assets and liabilities resulted in the use of $32.7 million in cash for the first six months of 2006 compared to $2.3 million used in the first six months of 2005. This change was due primarily to the impact of the FHS acquisition and higher accounts receivable, partially offset by decreased inventory and increased accounts payable. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs even if business levels are lower than presently forecast.

Investing Activities:    Cash used in investing activities was $247.9 million during the six months ended June 30, 2006, which primarily consisted of acquisition cost of $210.0 million related to the acquisition of FHS and capital spending of $36.6 million. This compared to $81.8 million in the six months ended June 30, 2005, which primarily consisted of capital spending of $20.3 million, payment of the working capital adjustment related to the 2004 Acquisition of $54.3 million, and payment of transaction advisory fees to one of the Company’s primary stockholders of $8.0 million. We anticipate that we will spend approximately $95 million on capital expenditures in the year ending December 31, 2006.

Financing Activities:    Cash provided by financing activities in the six months ended June 30, 2006 was $204.0 million as compared to cash used in financing activities of $2.2 million in the six months ended June 30, 2005. The increase is primarily due to proceeds from issuance of acquisition-related debt of $214.9 million in the six months ended June 30, 2006, partially offset by payment of $4.8 million debt issuance cost and $5.9 million principal payments on long-term debt.

Since the consummation of the 2004 Acquisition and the acquisition of FHS, we have been significantly leveraged. As of June 30, 2006, we had outstanding $1,115.4 million in aggregate indebtedness, with an additional $111.1 million of borrowing capacity available under our Revolving Credit Facility (after giving effect to $13.9 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

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

The adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income	$7.7	$20.1	$7.2	$25.6
Provision for income tax expense	1.1	1.9	1.0	4.3
Interest expense, net of interest income	16.7	21.9	32.9	42.2
Depreciation and amortization	28.1	35.3	53.7	67.7
EBITDA	$53.6	$79.2	$94.8	$139.8
Restructuring	0.2	3.7	0.4	5.9
Foreign exchange loss (gain)(1)	1.8	(5.2)	4.1	(5.1)
Inventory write-up(2)	—	—	9.8	2.1
Tooling write-up(3)	0.9	—	0.9	—
	56.5	77.7	110.0	142.7
Pro forma adjustments related to FHS(4)	12.4	—	24.7	4.4
Equity earnings in joint venture(5)	(0.5)	(0.4)	(1.4)	(0.4)
Indentures EBITDA	$68.4	$77.3	$133.3	$146.7

(1)	Unrealized foreign exchanges loss (gain) on indebtedness related to 2004 Acquisition.

(2)	A write-up of inventory to fair value at the date of the acquisitions.

(3)	Purchase accounting adjustment related to tooling projects at the date of the 2004 Acquisition.

(4)	Pro forma adjustments to FHS's reported EBITDA for the period from January 1, 2006 to Feburuay 6, 2006 and the three and six months ended June 30, 2005. Our credit agreement provides for pro forma retroactive adjustments for permitted acquisitions in the calculation of Indetures EBITDA.

(5)	The Company's share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended June 30, 2006 are as follows:

	Covenant Level at June 30, 2006	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	3.1 to 1.0	> 2.6 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.2 to 1.0	< 4.8 to 1.0
Indentures
Consolidated Coverage Ratio	3.1 to 1.0	> 2.0 to 1.0

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are ‘‘forward-looking statements’’ as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, customer demands and needs, financing needs, plans or intentions relating to acquisitions and restructurings, business trends, and other information that is not historical information. When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could, ’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

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

Interest Rate and Currency Exchange Risk

We are exposed to market risk associated with fluctuations in interest rates and currency exchange rates from our financial instruments. We actively monitor our exposure to risk from changes in foreign currency exchange rates, and utilize derivative financial instruments to manage our exposure to interest rate movements.

We use interest rate swap contracts to manage our exposure to interest rate movements. Our exposure to variable interest rates on outstanding variable rate debt instruments indexed to three-month LIBOR rates or Canadian Dollar Bankers Acceptance Rates is partially managed by the use of interest rate swap contracts to convert certain variable rate debt obligations to fixed rate, matching effective and maturity dates to debt instruments. All of our interest rate swap contracts are executed with banks that we believe are creditworthy and are denominated in currencies that match the underlying debt.

As of June 30, 2006, we had $557.8 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.8 million per year, after considering the effects of the interest rate swap contracts we entered into in the second quarter of 2006. As of June 30, 2006, interest rate swap contracts representing $279.3 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2006, the fair market value of these contracts was approximately $0.

Item 4.	Controls and Procedures

Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits

The exhibits listed on the ‘‘Index to Exhibits’’ are filed with this Form 10-Q or incorporated by reference as set forth below.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
31	.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
August 14, 2006	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
August 14, 2006	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
August 14, 2006	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)