Form 10-Q
period 2006-09-30
Cooper-Standard Holdings Inc.
filed 2006-11-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Number of shares of common stock of registrant outstanding, at October 31, 2006:

3,238,100 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Sales	$426,655	$505,459	$1,385,937	$1,638,309
Cost of products sold	368,324	442,937	1,179,960	1,387,973
Gross profit	58,331	62,522	205,977	250,336
Selling, administration, & engineering expenses	39,660	49,779	127,247	149,714
Amortization of intangibles	7,101	7,907	21,047	23,287
Restructuring	554	9,113	954	15,061
Operating profit (loss)	11,016	(4,277)	56,729	62,274
Interest expense, net of interest income	(16,544)	(22,689)	(49,418)	(64,905)
Equity earnings (losses)	658	(595)	1,945	752
Other income (expense)	4,629	(1,044)	(1,307)	3,137
Income (loss) before income taxes	(241)	(28,605)	7,949	1,258
Provision for income tax expense (benefit)	867	(1,599)	1,866	2,715
Net income (loss)	$(1,108)	$(27,006)	$6,083	$(1,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2005	September 30, 2006
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$62,204	$80,407
Accounts receivable, net	323,476	405,764
Inventories, net	106,620	128,737
Prepaid expenses	19,817	14,864
Other	5,513	6,977
Total current assets	517,630	636,749
Property, plant, and equipment, net	464,634	551,492
Goodwill	398,295	438,332
Intangibles, net	286,200	295,343
Other assets	67,461	76,054
	$1,734,220	$1,997,970
Liabilities and Stockholders' Equity
Current liabilities:
Debt payable within one year	$11,602	$15,666
Accounts payable	165,059	190,287
Payroll liabilities	50,785	68,551
Accrued liabilities	76,678	87,416
Total current liabilities	304,124	361,920
Long-term debt	890,847	1,081,252
Pension benefits	50,140	56,427
Postretirement benefits other than pensions	92,150	97,746
Deferred tax liabilities	65,006	48,573
Other long-term liabilities	19,723	32,284
Stockholders' equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,235,100 and 3,238,100 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	32	32
Additional paid-in capital	323,478	323,778
Retained earnings	4,269	2,812
Cumulative other comprehensive loss	(15,549)	(6,854)
Total stockholders' equity	312,230	319,768
	$1,734,220	$1,997,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(UNAUDITED)
(Dollar amounts in thousands)

	2005	2006
Operating Activities:
Net income (loss)	$6,083	$(1,457)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation	59,878	80,448
Amortization	21,047	23,287
Non-cash restructuring charges	122	4,814
Amortization of debt issuance cost	2,769	3,638
Changes in operating assets and liabilities	(8,136)	(15,778)
Net cash provided by operating activities	81,763	94,952
Investing activities:
Property, plant, and equipment	(32,657)	(55,671)
Acquisition of business, net of cash acquired	(65,760)	(201,621)
Cost of equity investments	—	(400)
Payment to stockholders related to 2004 Acquisition	(8,000)	—
Other	847	(840)
Net cash used in investing activities	(105,570)	(258,532)
Financing activities:
Proceeds from issuance of long-term debt	—	214,858
Principal payments on long-term debt	(8,290)	(23,793)
Proceeds from issuance of stock	4,510	300
Debt issuance cost	(509)	(4,797)
Other	(341)	(748)
Net cash provided by (used in) financing activities	(4,630)	185,820
Effects of exchange rate changes on cash	4,753	(4,037)
Changes in cash and cash equivalents	(23,684)	18,203
Cash and cash equivalents at beginning of period	83,658	62,204
Cash and cash equivalents at end of period	$59,974	$80,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2005, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods ended September 30, 2006 are not necessarily indicative of the results for the full year.

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

Acquisition of FHS

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’). FHS, based in Auburn Hills, Michigan, was a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects, and operated 15 facilities in seven countries. FHS was acquired for $205,000, subject to an adjustment based on the difference between targeted working capital and working capital at the closing date, which was settled in September 2006. Additionally, the Company incurred $5,158 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition value under purchase accounting of $201,638.

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

The acquisition of FHS was accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of September 30, 2006. The operating results of FHS were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$17
Accounts receivable, net	59,383
Inventories, net	25,694
Prepaid expenses	309
Property, plant, and equipment, net	100,825
Goodwill	43,393
Intangibles, net	26,600
Other assets	16,683
Total assets acquired	272,904
Accounts payable	29,216
Payroll liabilities	10,975
Accrued liabilities	8,973
Deferred income taxes	8,136
Other long-term liabilities	13,966
Total liabilities assumed	71,266
Net assets acquired	$201,638

Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling and disposal costs, and a normal selling profit. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Property, plant, and equipment and identifiable intangible assets have been recorded at estimated fair value based on valuations prepared by independent appraisers. Restructuring reserves have been recorded based on estimated severance and other exit costs related to terminated FHS employees. As described in Note 3, management continues to review and finalize additional restructuring activities related to the acquisition of FHS. Additional reserves or costs related to these activities are anticipated as these plans are finalized.

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

The resulting goodwill after all tangible and identifiable intangible assets and liabilities have been valued was $43,393, some of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included FHS's leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases.

The following unaudited pro forma financial data summarizes the results of operations for the three and nine months ended September 30, 2005 and 2006, respectively, as if the acquisition of FHS had occurred as of January 1, 2005 and 2006, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, interest expense to reflect the Company's new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2005 or 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Sales	$525,753	$505,459	$1,702,018	$1,679,267
Operating Profit (loss)	11,481	(4,277)	66,144	64,740
Net income (loss)	(3,673)	(27,006)	3,213	(2,635)

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted such share-based payments during the nine months ended September 30, 2006. All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ (SFAS No. 158). This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires prospective application and is effective for non-public companies for fiscal years ending after June 15, 2007. The Company will be required to adopt FAS No. 158 in the fiscal year ending December 31, 2007 and is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The Company will be required to adopt FAS No. 157 in the fiscal year ending December 31, 2008 and is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007 and is currently evaluating the impact adopting this interpretation will have on its consolidated financial statements.

2.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company recorded goodwill totaling $43,393 during the nine months ended September 30, 2006. Other changes to goodwill primarily consisted of tax related purchase accounting adjustments in connection with the 2004 Acquisition. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are summarized as follows:

	Sealing	Fluid	NVH	Total
Balance at December 31, 2005	$76,523	$234,442	$87,330	$398,295
Acquisition of FHS	—	43,393	—	43,393
Other	(897)	(2,471)	12	(3,356)
Balance at September 30, 2006	$75,626	$275,364	$87,342	$438,332

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2005 and September 30, 2006, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(18,329)	$122,671	7 to 8 years
Customer relationships	153,000	(7,813)	145,187	20 years
Developed technology	18,200	(2,344)	15,856	6 to 10 years
Other	2,756	(270)	2,486
Balance at December 31, 2005	$314,956	$(28,756)	$286,200
Customer contracts	$152,441	$(32,975)	$119,466	7 to 9 years
Customer relationships	164,872	(14,134)	150,738	15 to 20 years
Developed technology	24,886	(4,478)	20,408	6 to 12 years
Trademarks and tradenames	3,000	(133)	2,867	12 to 20 years
Other	2,745	(881)	1,864
Balance at September 30, 2006	$347,944	$(52,601)	$295,343

Amortization expense totaled $7,101 and $7,907 for the three months ended September 30, 2005 and 2006, respectively, and $21,047 and $23,287 for the nine months ended September 30, 2005 and 2006, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2006.

3.    Restructuring

2005 Actions

In connection with the 2004 Acquisition, the Company implemented a restructuring strategy whereby two manufacturing facilities in the United States will be closed and certain businesses will be exited. The Company recorded reserves in purchase accounting totaling $3,524 through September 30, 2005 for employee severance and other exit costs. Related costs associated with relocating ongoing operations are recorded to restructuring expense as incurred and totaled approximately $600 through September 30, 2005. In addition, the Company initiated a restructuring initiative in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total separation cost of approximately $300, including the termination of 26 employees. The following table summarizes the activity for these initiatives during the nine months ended September 30, 2005:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Expense incurred	316	516	122	954
Purchase price allocation	2,262	1,262	—	3,524
Cash payments	(820)	(515)	—	(1,335)
Utilization of reserve	—	—	(122)	(122)
Balance at September 30, 2005	$1,758	$1,263	$—	$3,021

The Company had an accrual of $8,460 at January 1, 2006 for employee severance costs and other exit costs related to these previously announced actions. During the nine months ended September 30, 2006, the Company recorded severance, asset impairment, and other exit costs of $816, $10, and $2,969, respectively. Included in restructuring charges is an estimated postretirement benefit plan curtailment gain of $251 at one of the facilities being closed. Such curtailment gain has been recorded as a reduction in the postretirement benefit liability. Approximately 700 employees will be terminated as part of these initiatives, of which 547 were terminated as of September 30, 2006.

During the nine months ended September 30, 2006, the Company also recorded severance, asset impairment, and other exit costs of $4,081, $880, and $401, respectively, associated with workforce reduction in Europe. A total of 160 employees were terminated as of September 30, 2006 as part of this reduction.

The following table summarizes the activity for these initiatives during the nine months ended September 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2006	$7,365	$1,095	$—	$8,460
Expense incurred	4,897	3,370	890	9,157
Cash payments	(7,428)	(4,168)	—	(11,596)
Utilization of reserve	—	—	(890)	(890)
Balance at September 30, 2006	$4,834	$297	$—	$5,131

2006 Actions

In connection with the acquisition of FHS, the Company is addressing the redundant positions created by the consolidation of the businesses through the implementation of a restructuring initiative. The Company recorded reserves in purchase accounting totaling $3,017 through September 30, 2006 for employee severance costs for known actions. The Company is finalizing its restructuring strategy and will record any necessary adjustments through purchase accounting. The following table summarizes the activity for this initiative during the nine months ended September 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$3,017	$—	$—	$3,017
Cash payments	(1,319)	—	—	(1,319)
Balance at September 30, 2006	$1,698	$—	$—	$1,698

In May 2006, the Company implemented a restructuring strategy whereby a manufacturing facility located in Canada will be closed and the related production will be transferred to other facilities in North America. The closure was essentially completed in the third quarter of 2006 at a total cost of approximately $2,700. During the nine months ended September 30, 2006, the Company recorded severance costs of $1,365, including the termination of 64 employees. As a result of this closure, the Company has classified certain land and building assets as held for sale as required under Statement of Financial Accounting Standards No. 144, ‘‘Accounting for the Impairment or Disposal of Long Lived Asset.’’ These assets reported as part of the Company’s Fluid segment totaled $1,464 and are included in Other Current Assets in the September 30, 2006 condensed consolidated balance sheet. The Company expects to sell these assets during the fourth quarter of 2006. The following table summarizes the activity for this initiative during the nine months ended September 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$1,365	$866	$468	$2,699
Cash payments	(1,153)	(780)	—	(1,933)
Utilization of reserve	—	—	(468)	(468)
Balance at September 30, 2006	$212	$86	$—	$298

In September 2006, the Company announced a restructuring strategy whereby a manufacturing facility located in the United Kingdom will be closed and the related production will be transferred to other facilities in Europe and North America. This closure is expected to be completed by the end of 2007 at an estimated total cost of approximately $16,700, of which $3,456 of asset impairment costs were recorded during third quarter of 2006. The Company has entered into the consultation period with the government and the union to negotiate the plant closure. The Company expects that approximately 250 employees will be terminated. The following table summarizes the activity for this initiative during the nine months ended September 30, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$—	$—	$3,456	$3,456
Utilization of reserve	—	—	(3,456)	(3,456)
Balance at September 30, 2006	$—	$—	$—	$—

4.    Inventories

Inventories are comprised of the following:

	December 31, 2005	September 30, 2006
Finished goods	$35,510	$36,087
Work in process	19,880	24,670
Raw materials and supplies	51,230	67,980
	$106,620	$128,737

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.    Debt

Outstanding debt consisted of the following at December 31, 2005 and September 30, 2006:

	December 31, 2005	September 30, 2006
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	350,000
Term Loan A	47,517	45,537
Term Loan B	113,850	97,988
Term Loan C	183,150	181,763
Term Loan D	—	214,677
Revolving Credit Facility	—	—
Capital leases and other borrowings	7,932	6,953
Total debt	902,449	1,096,918
Less: debt payable within one year	(11,602)	(15,666)
Total long-term debt	$890,847	$1,081,252

The Term Loan A facility is a Canadian dollar denominated obligation with C$50,766 outstanding as of September 30, 2006. The Term Loan D facility consists of two tranches, with $188,575 outstanding in US dollars and €20,570 outstanding in Euros as of September 30, 2006. In addition, the Company had $14,803 of standby letters of credit outstanding under the Revolving Credit Facility as of September 30, 2006, leaving $110,197 of availability.

During the third quarter of 2006, the Company made a voluntary prepayment of $15,000 on the Term Loan B facility.

6.    Pension and Postretirement Benefits other than Pensions

In connection with the acquisition of FHS, the Company assumed assets and liabilities of certain defined benefit pension plans of FHS. The Company has not finalized its valuation of such plans. During the three and nine months ended September 30, 2006, the Company recorded pension benefit of $71 and pension expense of $1,560, respectively, related to these plans based on a preliminary valuation.

The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2006 for the Company’s defined benefit pension plans and other postretirement benefit plans, excluding the aforementioned plans acquired in connection with the acquisition of FHS:

	Pension Benefits
	Three Months Ended September 30,
	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,171	$822	$2,548	$1,086
Interest cost	2,842	922	2,998	969
Expected return on plan assets	(3,171)	(844)	(3,488)	(896)
Amortization of prior service cost and recognized actuarial loss	—	—	71	27
Net periodic benefit cost	$1,842	$900	$2,129	$1,186

	Pension Benefits
	Nine Months Ended September 30,
	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6,514	$2,459	$7,646	$3,224
Interest cost	8,526	2,769	8,993	2,862
Expected return on plan assets	(9,512)	(2,511)	(10,465)	(2,650)
Amortization of prior service cost and recognized actuarial loss	—	—	212	81
Net periodic benefit cost	$5,528	$2,717	$6,386	$3,517

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Service cost	$772	$861	$2,309	$2,579
Interest cost	1,399	1,386	4,191	4,154
Amortization of prior service cost and recognized actuarial loss	—	(22)	—	(66)
Net periodic benefit cost	$2,171	$2,225	$6,500	$6,667

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to compute its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

For the three and nine months ended September 30, 2006, the Company recorded a tax benefit of $(1,599) and a provision of $2,715, respectively, as compared with a provision of $867 and $1,866 for the three and nine months ended September 30, 2005. The provisions for both the three and nine months ended September 30, 2006 reflect income tax expense primarily related to those countries where the Company is profitable and whose results continue to be tax-effected. The Company's overall effective tax rate differs significantly from the U.S. statutory tax rate primarily due to losses in certain foreign jurisdictions which are not tax benefited. During 2006, the Company has recognized a tax benefit for operating losses generated in the United States as the Company believes it is more likely than not such benefit will be realized.

8.    Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1,108)	$(27,006)	$6,083	$(1,457)
Currency translation adjustment	2,156	(1,193)	(10,241)	14,240
Minimum pension liability	—	4	—	(59)
Fair value change of derivatives	—	(5,486)	—	(5,486)
Comprehensive income (loss)	$1,048	$(33,681)	$(4,158)	$7,238

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Foreign currency gains (losses)	$4,882	$(603)	$(654)	$4,658
Minority interest	(243)	(442)	(660)	(1,522)
Gains (losses) on fixed assets disposals	(10)	1	7	1
Other income (expense)	$4,629	$(1,044)	$(1,307)	$3,137

Included in foreign currency gains (losses) in the three and nine months ended September 30, 2006 are unrealized gains of $133 and $5,194, respectively, related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to unrealized gains of $6,267 and $3,779, respectively, in the three and nine months ended September 30, 2005.

10.    Related Party Transactions

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two primary stockholders in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $5,690 and $7,319 in the three months ended September 30, 2005 and 2006, respectively, and $15,321 and $23,778 in the nine months ended September 30, 2005 and 2006, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $918 and $2,102 in the three and nine months ended September 30, 2006, respectively.

11.    Business Segments

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company's business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Sales to external customers
Sealing	$205,069	$201,944	$675,550	$666,020
Fluid	150,402	241,359	477,356	764,640
NVH	71,049	62,156	232,674	207,649
Eliminations and other	135	—	357	—
Consolidated	$426,655	$505,459	$1,385,937	$1,638,309
Intersegment sales
Sealing	$—	$—	$23	$—
Fluid	3	—	3	—
NVH	9,264	8,490	27,792	29,838
Eliminations and other	(9,267)	(8,490)	(27,818)	(29,838)
Consolidated	$—	$—	$—	$—
Segment profit (loss)
Sealing	$(1,074)	$(13,912)	$(2,439)	$(1,289)
Fluid	3,968	(7,180)	18,003	11,057
NVH	(3,135)	(7,513)	(7,615)	(8,510)
Income (loss) before income taxes	$(241)	$(28,605)	$7,949	$1,258

	December 31, 2005	September 30, 2006
Segment assets
Sealing	$666,154	$628,250
Fluid	737,716	1,046,505
NVH	285,418	281,257
Eliminations and other	44,932	41,958
Consolidated	$1,734,220	$1,997,970

Restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $5,980, $2,784, and $349, respectively, for the three months ended September 30, 2006, compared to $511, $43, and $0 for each segment during the same period in 2005. During the nine months ended September 30, 2006, restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $10,298, $3,777, and $986, respectively, compared to $635, $319, and $0 for each segment during the same period in 2005.

In September 2006, the Company announced a plan to consolidate the NVH segment with the Sealing segment, creating a new business segment called Body & Chassis Systems segment. The Company will continue to organize, manage, and report the business through the existing three segments until the first quarter of 2007. Beginning with the first quarter of 2007, this new segment’s operating results will be evaluated regularly by the Company’s chief operating decision-maker in determining resource allocation and assessing performance.

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

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$135.8	$77.1	$230.2	$(16.5)	$426.6
Cost of products sold	—	123.2	63.2	198.5	(16.5)	368.4
Selling, administration, & engineering expenses	—	24.2	6.5	8.9	—	39.6
Amortization of intangibles	—	7.0	0.1	—	—	7.1
Restructuring	—	0.5	—	—	—	0.5
Operating profit (loss)	—	(19.1)	7.3	22.8	—	11.0
Interest expense, net of interest income	—	(14.0)	—	(2.5)	—	(16.5)
Equity earnings	—	—	0.6	—	—	0.6
Other income (expense)	—	5.8	—	(1.2)	—	4.6
Income (loss) before income taxes	—	(27.3)	7.9	19.1	—	(0.3)
Provision for income tax expense (benefit)	—	(12.8)	3.8	9.8	—	0.8
Income (loss) before equity in income (loss) of subsidiaries	—	(14.5)	4.1	9.3	—	(1.1)
Equity in net income (loss) of subsidiaries	(1.1)	13.4	—	—	(12.3)	—
NET INCOME (LOSS)	$(1.1)	$(1.1)	$4.1	$9.3	$(12.3)	$(1.1)

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$99.0	$138.9	$291.0	$(23.4)	$505.5
Cost of products sold	—	100.5	115.7	250.2	(23.4)	443.0
Selling, administration, & engineering expenses	—	26.2	11.7	11.9	—	49.8
Amortization of intangibles	—	5.5	0.6	1.8	—	7.9
Restructuring	—	1.3	0.6	7.2	—	9.1
Operating profit (loss)	—	(34.5)	10.3	19.9	—	(4.3)
Interest expense, net of interest income	—	(19.3)	—	(3.4)	—	(22.7)
Equity losses	—	—	(0.6)	—	—	(0.6)
Other income (expense)	—	8.1	—	(9.1)	—	(1.0)
Income (loss) before income taxes	—	(45.7)	9.7	7.4	—	(28.6)
Provision for income tax expense (benefit)	—	(17.7)	4.1	12.0	—	(1.6)
Income (loss) before equity in income (loss) of subsidiaries	—	(28.0)	5.6	(4.6)	—	(27.0)
Equity in net income (loss) of subsidiaries	(27.0)	1.0	—	—	26.0	—
NET INCOME (LOSS)	$(27.0)	$(27.0)	$5.6	$(4.6)	$26.0	$(27.0)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$443.7	$246.7	$744.8	$(49.3)	$1,385.9
Cost of products sold	—	406.0	197.9	625.4	(49.3)	1,180.0
Selling, administration, & engineering expenses	—	77.1	16.5	33.6	—	127.2
Amortization of intangibles	—	21.0	0.1	—	—	21.1
Restructuring	—	0.6	—	0.3	—	0.9
Operating profit (loss)	—	(61.0)	32.2	85.5	—	56.7
Interest expense, net of interest income	—	(41.4)	—	(8.0)	—	(49.4)
Equity earnings (losses)	—	(0.1)	2.0	—	—	1.9
Other income (expense)	—	22.0	—	(23.3)	—	(1.3)
Income (loss) before income taxes	—	(80.5)	34.2	54.2	—	7.9
Provision for income tax expense (benefit)	—	(34.8)	14.7	21.9	—	1.8
Income (loss) before equity in income (loss) of subsidiaries	—	(45.7)	19.5	32.3	—	6.1
Equity in net income (loss) of subsidiaries	6.1	51.8	—	—	(57.9)	—
NET INCOME (LOSS)	$6.1	$6.1	$19.5	$32.3	$(57.9)	$6.1

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$370.0	$444.2	$907.2	$(83.1)	$1,638.3
Cost of products sold	—	331.6	369.7	769.8	(83.1)	1,388.0
Selling, administration, & engineering expenses	—	78.0	35.2	36.5	—	149.7
Amortization of intangibles	—	16.4	1.8	5.1	—	23.3
Restructuring	—	2.2	0.6	12.2	—	15.0
Operating profit (loss)	—	(58.2)	36.9	83.6	—	62.3
Interest expense, net of interest income	—	(55.3)	—	(9.6)	—	(64.9)
Equity earnings	—	0.1	0.7	—	—	0.8
Other income (expense)	—	24.9	(0.3)	(21.5)	—	3.1
Income (loss) before income taxes	—	(88.5)	37.3	52.5	—	1.3
Provision for income tax expense (benefit)	—	(32.7)	13.8	21.7	—	2.8
Income (loss) before equity in income(loss) of subsidiaries	—	(55.8)	23.5	30.8	—	(1.5)
Equity in net income (loss) of subsidiaries	(1.5)	54.3	—	—	(52.8)	—
NET INCOME (LOSS)	$(1.5)	$(1.5)	$23.5	$30.8	$(52.8)	$(1.5)

CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$—	$56.8	$—	$62.2
Accounts receivable, net	—	85.6	59.3	178.6	—	323.5
Inventories, net	—	32.6	18.6	55.4	—	106.6
Other	—	11.1	(2.1)	16.3	—	25.3
Total current assets	—	134.7	75.8	307.1	—	517.6
Investments in affiliates and intercompany accounts, net	312.2	(18.5)	366.2	246.3	(878.1)	28.1
Property, plant, and equipment, net	—	113.3	85.6	265.7	—	464.6
Goodwill	—	398.3	—	—	—	398.3
Other assets	—	309.9	0.6	15.1	—	325.6
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.6	$—	$11.6
Accounts payable	—	59.3	18.6	87.2	—	165.1
Accrued liabilities	—	69.4	4.3	53.8	—	127.5
Total current liabilities	—	130.7	22.9	150.6	—	304.2
Long-term debt	—	731.7	—	159.1	—	890.8
Other long-term liabilities	—	183.8	0.2	43.0	—	227.0
	—	1,046.2	23.1	352.7	—	1,422.0
Total stockholders' equity	312.2	(108.5)	505.1	481.5	(878.1)	312.2
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2

CONSOLIDATING BALANCE SHEET
September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$23.2	$8.7	$48.5	$—	$80.4
Accounts receivable, net	—	72.6	109.1	224.1	—	405.8
Inventories, net	—	32.4	33.9	62.4	—	128.7
Prepaid expenses	—	4.2	1.1	9.6	—	14.9
Other	—	5.5	—	1.5	—	7.0
Total current assets	—	137.9	152.8	346.1	—	636.8
Investments in affiliates and intercompany accounts, net	319.8	192.0	391.9	187.8	(1,063.4)	28.1
Property, plant, and equipment, net	—	99.2	155.7	296.6	—	551.5
Goodwill	—	389.3	8.0	41.0	—	438.3
Other assets	—	251.1	14.5	77.7	—	343.3
	$319.8	$1,069.5	$722.9	$949.2	$(1,063.4)	$1,998.0
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Debt payable within one year	$—	$4.2	$—	$11.5	$—	$15.7
Accounts payable	—	50.9	49.5	89.9	—	190.3
Accrued liabilities	—	71.8	9.9	74.2	—	155.9
Total current liabilities	—	126.9	59.4	175.6	—	361.9
Long-term debt	—	942.7	—	138.6	—	1,081.3
Other long-term liabilities	—	151.9	14.2	68.9	—	235.0
	—	1,221.5	73.6	383.1	—	1,678.2
Total stockholders' equity	319.8	(152.0)	649.3	566.1	(1,063.4)	319.8
	$319.8	$1,069.5	$722.9	$949.2	$(1,063.4)	$1,998.0

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$4.1	$14.0	$63.7	$—	81.8
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.3)	(13.8)	(8.5)	—	(32.6)
Acquisition of business, net of cash acquired		(54.3)		(11.5)		(65.8)
Payment to stockholder related to 2004 Acquisition	—	(8.0)	—	—	—	(8.0)
Other	—	0.7	—	0.1	—	0.8
Net cash used in investing activities	—	(71.9)	(13.8)	(19.9)	—	(105.6)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1.7)	(0.2)	(6.4)		(8.3)
Equity contributions	4.5	—	—	—	—	4.5
Net change in intercompany advances	(4.5)	27.6	—	(23.1)	—	—
Debt issuance cost	—	(0.5)	—	—	—	(0.5)
Other	—	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	—	25.4	(0.2)	(29.8)	—	(4.6)
Effects of exchange rate changes on cash	—	—	—	4.7	—	4.7
Changes in cash and cash equivalents	—	(42.4)	—	18.7	—	(23.7)
Cash and cash equivalents at beginning of period	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of period	$—	$(9.5)	$—	$69.5	$—	60.0
Depreciation and amortization	$—	$39.6	$9.0	$32.3	$—	80.9

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$73.6	$27.3	$(5.9)	$—	$95.0
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.4)	(18.7)	(26.6)	—	(55.7)
Acquisition of FHS, net of cash acquired	—	(201.6)	—	—	—	(201.6)
Cost of equity investments	—	(0.4)	—	—	—	(0.4)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing activities	—	(213.4)	(18.7)	(26.5)	—	(258.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(3.2)	—	(20.6)	—	(23.8)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) financing activities	—	207.2	—	(21.4)	—	185.8
Effects of exchange rate changes on cash	—	—	—	(4.0)	—	(4.0)
Changes in cash and cash equivalents	—	67.4	8.6	(57.8)	—	18.2
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$72.9	$8.5	$(1.0)	$—	$80.4
Depreciation and amortization	$—	$37.5	$24.4	$41.9	$—	$103.8

13.    Derivative Instruments and Hedging Activities

During the second quarter of 2006, the Company entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. The changes in the cash flows of the interest rate swap contracts are expected to exactly offset the changes in cash flows attributed to the fluctuations in the variable rate debt.

As of September 30, 2006, interest rate swap contracts representing $276,330 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates or Canadian Dollar Bankers Acceptance Rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2006, the fair market value adjustment was $(8,849) for the carrying value of these swaps and the same amount of net losses were recorded in accumulated other comprehensive income (loss). No net gains (losses) related to the interest rate swap contracts were reclassified from accumulated other comprehensive income (loss) into earnings during the nine months ended September 30, 2006. The Company does not expect any gains (losses) recorded in accumulated other comprehensive gain (loss) to be reclassified into earnings during the twelve months ended September 30, 2007.

14.    Subsequent Event

On November 10, 2006, the Company announced the planned closure of a facility located in the United States. The closure is the result of the consolidation of facilities and the redundant positions created by the acquisition of FHS. The closure is expected to be completed in the third quarter of 2007. As a result of this announcement and the planned closure, the Company expects to record certain severance and other exit costs through purchase accounting as the plan is implemented.

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

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.4 million units in 2006, as compared to 15.8 million units in 2005. European production levels in 2006 are expected to be 20.3 million units as compared to 19.9 million units in 2005. Light vehicle production in South America is expected to increase to 3.0 million vehicles in 2006 from 2.8 million vehicles in 2005.

In the third quarter of 2006, our business was negatively impacted by reduced OEM production volumes on certain platforms, primarily in North America. Additionally, we continued to experience pricing pressure from our customers as well as increases in certain raw material prices, especially synthetic rubber, other petroleum-related materials, and steel. These negative impacts were partially offset by the acquisition of FHS, cost savings and restructuring initiatives, and favorable foreign currency translation. According to CSM Worldwide, actual North America and Europe light vehicle production volumes were 3.4 million and 4.5 million units, respectively, for the third quarter of 2006, as compared to 3.7 million and 4.5 million units for the third quarter of 2005.

According to CSM Worldwide, North America and Europe light vehicle production in the fourth quarter of 2006 is estimated at 3.6 million and 5.1 million units, respectively, as compared to 3.9 million and 5.0 million units, respectively, for the fourth quarter of 2005. We expect that our performance in 2006 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Sales	$426,655	$505,459	$1,385,937	$1,638,309
Cost of products sold	368,324	442,937	1,179,960	1,387,973
Gross profit	58,331	62,522	205,977	250,336
Selling, administration, & engineering expenses	39,660	49,779	127,247	149,714
Amortization of intangibles	7,101	7,907	21,047	23,287
Restructuring	554	9,113	954	15,061
Operating profit (loss)	11,016	(4,277)	56,729	62,274
Interest expense, net of interest income	(16,544)	(22,689)	(49,418)	(64,905)
Equity earnings (losses)	658	(595)	1,945	752
Other income (expense)	4,629	(1,044)	(1,307)	3,137
Income (loss) before income taxes	(241)	(28,605)	7,949	1,258
Provision for income tax expense (benefit)	867	(1,599)	1,866	2,715
Net income (loss)	$(1,108)	$(27,006)	$6,083	$(1,457)

Three Months Ended September 30, 2006 Compared with Three months Ended September 30, 2005

Sales:    Consolidated sales increased $78.8 million, or 18.5%, in the third quarter of 2006. This increase resulted from the acquisition of FHS and favorable foreign exchange ($11.7 million), partially offset by customer price concessions and lower unit sales volumes.

Gross Profit:    Gross profit increased $4.2 million to $62.5 million (approximately 12.4% of sales) in the third quarter of 2006 as compared to $58.3 million (approximately 13.7% of sales) in the third quarter of 2005. This increase resulted primarily from the acquisition of FHS combined with the favorable impact of various cost saving initiatives, partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses were higher in the third quarter of 2006 by $10.1 million, or 25.5%, due primarily to the inclusion of FHS partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased in the third quarter of 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Interest Expense, net:    The increase in net interest expense of $6.1 million in the third quarter of 2006 resulted primarily from higher interest expense related to increased indebtedness used to finance the acquisition of FHS and higher interest rates.

Other Income (Expense):    Other income decreased $5.7 million in the third quarter of 2006 due primarily to reduced foreign exchange gains, including a gain of $0.1 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to a foreign exchange gain of $6.3 million in the third quarter of 2005.

Provision for Income Tax Expense (Benefit):    Our income tax provision for the three months ended September 30, 2006 was a tax benefit of $1.6 million, as compared to a tax provision of $0.9 million for the three months ended September 30, 2005. Income tax expense for the three months ended September 30, 2006 reflects adjustments necessary to report the Company’s year to date income tax expense at its expected annual effective tax rate.

The Company’s overall effective tax rate differs significantly from the U.S. statutory tax rate primarily due to losses in certain foreign jurisdictions which are not tax benefited.

Nine months Ended September 30, 2006 Compared with Nine months Ended September 30, 2005

Sales:    Consolidated sales increased $252.4 million, or 18.2%, in the nine months ended September 30, 2006. This increase resulted primarily from the acquisition of FHS and favorable foreign exchange ($23.2 million), partially offset by customer price concessions and lower unit sales volumes.

Gross Profit:    Gross profit increased $44.4 million to $250.3 million (approximately 15.3% of sales) in the nine months ended September 30, 2006 as compared to $206.0 million (approximately 14.9% of sales) in the nine months ended September 30, 2005. This increase resulted primarily from the acquisition of FHS and the favorable impact of various cost saving initiatives, partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses were higher in the nine months ended September 30, 2006 by $22.5 million, or 17.7%, due primarily to the inclusion of FHS and inflationary wage increases, partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased in the nine months ended September 30, 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Interest Expense, net:    The increase in net interest expense of $15.5 million in the nine months ended September 30, 2006 resulted primarily from higher interest expense related to increased indebtedness used to finance the acquisition of FHS and higher interest rates.

Other Income (Expense):    Other income increased $4.4 million in the nine months ended September 30, 2006 due primarily to foreign exchange gains, including a gain of $5.2 million related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, as compared to a foreign exchange gain of $3.8 million in the nine months ended September 30, 2005, offset by losses of $1.6 million related to other indebtedness used to finance the 2004 Acquisition.

Provision for Income Tax Expense (Benefit):    Our income tax provision for the nine months ended September 30, 2006 was $2.7 million, as compared to $1.9 million for the nine months ended September 30, 2005. Income tax expense on current year income before income taxes changed significantly in 2006 compared with 2005, which is due primarily to the distribution of year-to-date earnings between jurisdictions in which tax benefits on taxable losses can be realized and jurisdictions in which they can not be realized.

Segment Results of Operations

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Sales
Sealing	$205,069	$201,944	$675,550	$666,020
Fluid	150,402	241,359	477,356	764,640
NVH	71,049	62,156	232,674	207,649
Eliminations and other	135	—	357	—
	$426,655	$505,459	$1,385,937	$1,638,309
Segment profit (loss)
Sealing	(1,074)	$(13,912)	$(2,439)	$(1,289)
Fluid	3,968	(7,180)	18,003	11,057
NVH	(3,135)	(7,513)	(7,615)	(8,510)
Eliminations and other	—	—	—	—
	$(241)	$(28,605)	$7,949	$1,258

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Sealing:    Sales decreased $3.1 million, or 1.5%, primarily due to lower unit sales volumes and customer price concessions, partially offset by favorable foreign exchange ($7.2 million). Segment loss increased by $12.8 million primarily due to lower unit sales volumes, increased material costs, and increased restructuring costs ($5.5 million), partially offset by favorable impact of various cost savings initiatives.

Fluid:    Sales increased $91.0 million, or 60.5%, primarily due to acquisition of FHS and favorable foreign exchange ($2.5 million), partially offset by lower unit sales volumes and customer price concessions. Segment loss was $7.2 million in the third quarter of 2006 as compared to a profit of $4.0 million in the third quarter of 2005, primarily due to increased interest costs on indebtedness used to finance the acquisition of FHS and increased restructuring costs ($2.7 million), partially offset by additional profit from the acquisition of FHS and favorable impact of various cost savings initiatives.

NVH:    Sales decreased $8.9 million, or 12.5%, due to lower unit sales volumes and customer price concessions partially offset by favorable foreign exchange ($2.0 million). Segment loss increased by $4.4 million, primarily due to lower unit sales volumes, increased material costs, and increased restructuring costs ($0.3 million), partially offset by favorable impact of various cost savings initiatives and favorable foreign exchange ($0.3 million).

Nine months Ended September 30, 2006 Compared with Nine months Ended September 30, 2005

Sealing:    Sales decreased $9.5 million, or 1.4%, primarily due to lower unit sales volumes and customer price concessions, partially offset by favorable foreign exchange ($16.5 million). Segment loss decreased by $1.2 million, primarily due to favorable impact of various cost savings initiatives, unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($5.2 million), and favorable foreign exchange ($2.4 million), partially offset by increased restructuring costs ($9.7 million), increased material costs, and customer price concessions.

Fluid:    Sales increased $287.3 million, or 60.2%, primarily due to acquisition of FHS and higher unit sales volumes, partially offset by customer price concessions and unfavorable foreign exchange ($0.1 million). Segment profit decreased by $6.9 million primarily due to customer price concessions, increased restructuring costs ($3.5 million) and increased interest costs on indebtedness used to finance the acquisition of FHS, partially offset by additional profit from the acquisition of FHS, higher unit sales volumes, favorable impact of various cost savings initiatives, and unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($1.6 million),

NVH:    Sales decreased $25.0 million, or 10.8%, due to lower unit sales volumes and customer price concessions partially offset by favorable foreign exchange ($6.8 million). Segment loss increased by $0.9 million, primarily due to increased restructuring costs ($1.0 million), lower unit sales volumes, and customer price concessions, partially offset by favorable foreign exchange ($1.3 million), and favorable impact of various cost savings initiatives and unfavorable adjustments recorded in 2005 related to the 2004 Acquisition ($3.0 million).

Restructuring

In order to better align the organization to serve the customers globally, in September 2006, the Company announced a plan to consolidate the NVH segment with the Sealing segment, creating a new business segment called Body & Chassis Systems segment. The Company will continue to organize, manage, and report the business through the three segments until the first quarter of 2007.

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three and nine months ended September 30, 2005 and 2006.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the nine months ended September 30, 2006 was $95.0 million as compared to $81.8 million in the nine months ended September 30, 2005. Increased non-cash adjustments for the nine months ended September 30, 2006 were partially offset by increased net loss and increases in operating assets and liabilities. Changes in operating assets and liabilities resulted in a cash usage of $15.8 million for the first nine months of 2006 compared to $8.1 million usage in the first nine months of 2005. This change was due primarily to the impact of the FHS acquisition, higher accounts receivable, and lower accounts payable, partially offset by decreased inventory and accrued liabilities. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs even if business levels are lower than presently forecast.

Investing Activities:    Cash used in investing activities was $258.5 million during the nine months ended September 30, 2006, which primarily consisted of acquisition cost of $201.6 million related to the acquisition of FHS, including the settlement of the working capital adjustment, and capital spending of $55.7 million. This compared to $105.6 million in the nine months ended September 30, 2005, which primarily consisted of capital spending of $32.7 million, payment of the working capital adjustment related to the 2004 Acquisition of $54.3 million, payment of transaction advisory fees to one of the Company’s primary stockholders of $8.0 million and the acquisition of a facility in Mexico ($11.5 million). We anticipate that we will spend approximately $85 million on capital expenditures in the year ending December 31, 2006.

Financing Activities:    Cash provided by financing activities in the nine months ended September 30, 2006 was $185.8 million as compared to cash used in financing activities of $4.6 million in the nine months ended September 30, 2005. The increase is primarily due to proceeds from issuance of acquisition-related debt of $214.9 million in the nine months ended September 30, 2006, partially offset by a voluntary prepayment of $15.0 million on the Term Loan B facility, payment of $4.8 million debt issuance costs, and $8.8 million of principal payments on long-term debt.

Since the consummation of the 2004 Acquisition and the acquisition of FHS, we have been significantly leveraged. As of September 30, 2006, we had outstanding $1,096.9 million in aggregate indebtedness, with an additional $110.2 million of borrowing capacity available under our Revolving Credit Facility (after giving effect to $14.8 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales or the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is partially restricted. We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the senior credit agreement as Consolidated EBITDA.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Indentures EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our bond covenants. However, EBITDA and Indentures EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Indentures EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Indentures EBITDA may not be comparable to similarly titled measures of other companies.

The adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income (loss)	$(1.1)	$(27.0)	$6.1	$(1.5)
Provision for income tax expense (benefit)	0.9	(1.6)	1.9	2.7
Interest expense, net of interest income	16.5	22.7	49.4	64.9
Depreciation and amortization	27.2	36.0	80.9	103.8
EBITDA	$43.5	$30.1	$138.3	$169.9
Restructuring	0.6	9.1	1.0	15.1
Foreign exchange gain(1)	(6.3)	(0.1)	(2.1)	(5.2)
Inventory write-up(2)	—	—	9.8	2.1
Tooling write-up(3)	1.2	—	2.0	—
Transition and integration costs(4)	—	0.3	—	1.2
Product remediation(5)	—	2.1	—	2.1
	39.0	41.5	149.0	185.2
Pro forma adjustments related to FHS(6)	7.3	—	32.0	4.4
Equity earnings (losses) in joint venture(7)	(0.6)	0.6	(2.0)	0.2
Indentures EBITDA	$45.7	$42.1	$179.0	$189.8

(1)	Unrealized foreign exchanges gain on indebtedness related to 2004 Acquisition.

(2)	A write-up of inventory to fair value at the date of the acquisitions.

(3)	Purchase accounting adjustment related to tooling projects at the date of the 2004 Acquisition.

(4)	Transition and integration costs related to the Acquisition of FHS.

(5)	Product rework and associated costs.

(6)	Pro forma adjustments to FHS's reported EBITDA for the period from January 1, 2006 to February 6, 2006 and the three and nine months ended September 30, 2005. Our credit agreement provides for Pro Forma retroactive adjustments for permitted acquisitions in this calculation.

(7)	The Company's share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended September 30, 2006 are as follows:

	Covenant Level at September 30, 2006	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	2.96 to 1.0	≥ 2.60 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.15 to 1.0	≤ 4.75 to 1.0
Indentures
Consolidated Coverage Ratio	3.05 to 1.0	≥ 2.00 to 1.0

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

As of September 30, 2006, we had $540.0 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.6 million per year, after considering the effects of the interest rate swap contracts we entered into in the second quarter of 2006. As of September 30, 2006, interest rate swap contracts representing $276.3 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts are designated as cash flow hedges and modify the variable rate characteristics of our variable rate debt instruments. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2006, the fair market value of these contracts was approximately negative $8.8 million.

Item 4.	Controls and Procedures

Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Following the acquisition of FHS, the Company is implementing changes in certain controls and procedures which FHS had followed prior to the acquisition.

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

COOPER-STANDARD HOLDINGS INC.
November 14, 2006	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
November 14, 2006	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
November 14, 2006	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)