Form 10-K
period 2006-12-31
Cooper-Standard Holdings Inc.
filed 2007-04-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The number of the registrant’s shares of common stock, $0.01 par value per share, outstanding as of March 21, 2007 was 3,233,600 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant as of March 21, 2007 was $0.

i

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

We believe that we are the largest global producer of body sealing systems, the largest North American producer in the NVH control business, and the second largest global producer of the types of fluid handling products that we manufacture. Approximately 80% of our sales in 2006 were to automotive original equipment manufacturers (‘‘OEMs’’), including Ford, General Motors, DaimlerChrysler (collectively, the ‘‘Big 3’’), Audi, BMW, Fiat, Honda, Jaguar, Mercedes Benz, Porsche, PSA Peugeot Citroën, Renault/Nissan, Toyota, Volkswagen, and Volvo. The remaining 20% of our 2006 sales were primarily to Tier I and Tier II suppliers. In 2006, our products were found in all of the 20 top-selling models in North America and in 16 of the 20 top-selling models in Europe.

We operate in 53 manufacturing locations and nine design, engineering, and administrative locations in 15 countries around the world. Our net sales have grown from $1.6 billion for the year ended December 31, 2002, to $2.2 billion for the year ended December 31, 2006. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview.’’

Some market data and other statistical information used throughout this Form 10-K are based on data available from CSM Worldwide, an independent market research firm. Other data are based on our good faith estimates, which are derived from our review of internal surveys, as well as third party sources. Although we believe all of these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses and estimates of our and our competitors’ products and capabilities. The Company’s principal shareholders are The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our ‘‘Sponsors.’’ Each of the Sponsors, including their respective affiliates, currently owns approximately 49.1% of the equity of Cooper-Standard Holdings Inc. See ‘‘Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.’’

On December 23, 2004, the Company acquired the automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) for an aggregated price of $1,219 million, excluding additional fees incurred (hereafter, the ‘‘2004 Acquisition’’). See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources’’ and ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 9 and 18, respectively), for further descriptions of the equity contributions and of the Senior Notes, Senior Subordinated Notes, and Senior Credit Facilities.

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’ or the ‘‘FHS business’’) pursuant to a Stock and Asset Purchase Agreement between ITT Industries, Inc. and Cooper-Standard Automotive Inc. dated as of December 4, 2005. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 4).

Strategy:

We intend to maintain our position as one of the world’s leading automotive suppliers of body sealing, fluid handling, and NVH control systems by focusing on the following key strategic areas:

Strengthening Relationships with the Big 3 and Expanding Relationships with other OEMs

We plan to strengthen our leading positions with the Big 3 while aggressively pursuing additional business opportunities with New American Manufacturers (‘‘NAMs’’) and European and Asian OEMs. The Big 3 are highly valued customers and have consistently produced stable platforms with generally predictable revenue streams spread among all platform categories, including cars, light trucks, and SUVs. However, we believe NAMs and European and Asian OEMs will provide significant opportunities to further grow our business, especially as Asian OEMs have been rapidly penetrating North American and European markets, and Asian markets are relatively young and growing at a higher rate than other automotive markets. In particular, China’s light vehicle market is projected to grow at an 11% compound annual growth rate (‘‘CAGR’’) between 2006 and 2011, according to CSM Worldwide estimates, which will make it the world’s fastest growth market.

To further strengthen our customer relationships, we plan to continue to focus on our program management capabilities, engineering excellence, and customer service, and to utilize our technological and design capabilities to enhance the value we offer our customers. We will continue to seek customer feedback with respect to quality manufacturing, design and engineering, delivery, and after-sales support in an effort to provide the highest level of customer service and responsiveness. We believe our efforts have been successful to date and we continue to be awarded content on the Big 3’s most important platforms. We have also achieved several recent successes with other OEMs, such as Nissan, Toyota, Audi, and Volkswagen. In Asia, and particularly in China, we have been successful in entering new markets and are developing a substantial manufacturing and marketing presence to serve local OEMs and to follow our customers as they expand into these markets. We operate five manufacturing locations in China, which provide products and services to both Chinese OEMs and our traditional customers.

Targeting high-volume vehicle platforms and increasing content per vehicle

We intend to target high-volume platforms and to maximize the amount of content we provide to each platform. We expect that high-volume platforms will allow us to efficiently gain market share, create greater economies of scale, and provide more opportunities to realize cost savings from our Lean initiatives program, an internally developed program intended to optimize manufacturing by eliminating waste, controlling cost and enhancing productivity. Supplying OEMs’ high-volume platforms is increasingly important because OEMs are using fewer platforms to cover a greater number of vehicle models. Maximizing content-per-vehicle is important not only to increase revenue per vehicle, but also to increase our relative importance to the platform and strengthen our customer relationships with the OEMs which continue to consolidate their supplier base.

By leveraging our extensive product portfolio and providing superior customer service and product innovations, we have been and expect to continue to be successful in winning significant business on high-volume platforms.

Developing new modular solutions and other value-added products

We believe that significant opportunities exist to grow our current portfolio of products, including components as well as complete sub-systems, modules, and assemblies, by continuing to design, develop, and launch new products that distinguish us from our competitors. As a leader in design, engineering, and technical capabilities, we are able to focus on improving products, developing new technologies, and implementing more efficient processes in each of our three product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust, and noise. Our fluid handling modules and sub-systems are designed to increase functionality and decrease cost to the OEM, which can be the deciding factor in winning new business. Our NVH control products are a fundamental part of the driving experience and can be important to the vehicle quality.

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

Selectively pursuing complementary acquisitions and alliances

We intend to selectively pursue acquisitions, joint ventures, and technology alliances to enhance our customer base, geographic penetration, market diversity, scale, and technology. Consolidation is an industry trend and is encouraged by OEMs’ desire for fewer supplier relationships. We believe joint ventures allow us to penetrate new markets with less relative risk and capital investment. Technology alliances are important because they are an effective way to share development costs, best-practices, and specialized knowledge.

We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence, and operational excellence. We also operate through several successful joint ventures and technical alliances, including those with Nishikawa Rubber, Wuhu Saiyang Seal Products Company Limited (‘‘Saiyang Sealing’’), Guyoung Technology Co. Ltd. (‘‘Guyoung’’), and Hubei Jingda Precision Steel Tube Industry Co., Ltd. (‘‘Jingda’’).

In February of 2006, we furthered our strategy by completing the acquisition of the FHS business. We believe that the FHS acquisition allows us to provide a more complete line of fluid management solutions for new vehicle platforms, diversifies our customer base, and has secured us as the second largest global fluid handling systems supplier in the automotive industry.

In March of 2007 we completed the acquisition of the fuel rail manufacturing business from Automotive Components Holdings, LLC. The business is located in El Jarudo, Mexico and is a producer of automotive fuel rails.

Focusing on operational excellence and cost structure

We will continue to intensely focus on the efficiency of our manufacturing operations and on opportunities to reduce our cost structure. Although the automotive supply sector is highly competitive, we believe that we have been able to maintain strong operating margins, due in part to our ability to constantly improve our manufacturing processes and to selectively relocate or close facilities. Our primary areas of focus are:

•	Identifying and implementing Lean initiatives throughout the Company. Our Lean initiatives are focused on optimizing manufacturing by eliminating waste, controlling cost, and enhancing productivity. Lean initiatives have been implemented at each of our manufacturing and design facilities.

•	Evaluating opportunities to relocate operations to lower-cost countries. We have successfully employed this strategy to date by relocating operations to the Czech Republic and Poland from higher-cost countries in Western Europe and from the United States and Canada to Mexico, China, and India. We plan to continue to emphasize our operations in lower-cost countries to capitalize on reduced labor and other costs.

•	Consolidating facilities to reduce our cost structure. Our restructuring efforts were primarily undertaken to streamline our global operations. We will continually evaluate restructuring opportunities that would improve our efficiency, profitability, and cost structure.

Products:

We supply a diverse range of products on a global basis to a broad group of customers. For the year ended December 31, 2006, body sealing products, fluid handling products, and NVH control products accounted for 41%, 47%, and 12% of net sales, respectively. For the year ended December 31, 2005, body sealing products, fluid handling products, and NVH control products accounted for 49%, 35%, and 16% of net sales, respectively. Our top ten platforms by sales accounted for nearly 40% of net sales in 2006, with the remainder derived from a multitude of platforms, composed of a diversity of sport-utility, light truck, and various classes of sedans and other vehicles. For further information related to our reportable segments, please refer to Note 19 to the Consolidated Financial Statements.

Our principal product lines are described below:

Body Sealing Products

We are a leading global supplier of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion. We believe we are the largest provider of sealing products in the world based on sales. We have an extensive product offering and believe we are known for exceptional quality and strong design and technical capabilities, including advanced skills in adhesives, mixing, and plastics technology. Our products are found on some of the world’s top-selling platforms, including the Ford F-Series and General Motors’ GMX 211 (Impala) and GMT900 (Silverado/Tahoe/Yukon). For the years ended December 31, 2006 and 2005, we generated approximately 41% and 49%, respectively of total revenue before corporate eliminations from the sale of body sealing products.

Our body sealing product line is comprised of manufactured EPDM (synthetic rubber) and TPE (thermoplastic elastomer) seals to provide environmental closure to the hood, trunk, and interior of vehicles. These products are highly engineered and are developed and manufactured with regard to aesthetic, performance, and durability requirements. The typical production process involves mixing of rubber/plastic compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding, and assembly. Below is a description of the major products produced in our body sealing line:

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

To grow our customer base, we intend to continue to strengthen our relationship with the Big 3 and are aggressively targeting other OEMs, particularly NAMs and European OEMs. Over the past two years we have secured business from Toyota, Nissan, Honda, Volkswagen, and Audi. We intend to continue to develop new customer relationships by forming new strategic alliances and building on our existing joint ventures and long standing relationships. We own 50% of Nishikawa Standard Co. (‘‘NISCO’’), a joint venture with Nishikawa Rubber Company. During 2006, we increased our ownership from 74% to 89% in Cooper Saiyang Wuhu Automotive Co., Ltd., a joint venture with Saiyang Sealing in Wuhu, China; and from 90% to 100% in Cooper-Standard Automotive of Korea. We believe our strong Asian presence in rapidly expanding markets gives us the base and the abilities to engineer and deliver weathersealing products not enjoyed by our competition. These relationships and engineering and design capabilities have helped us to provide content on some of the world’s top-selling platforms.

Fluid Handling Products

We are a leading global supplier of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. We believe we are the second largest global provider of the types of fluid handling products we manufacture. We offer an extensive product portfolio and are positioned globally to serve OEMs around the world. We believe we have a reputation for superior technical support, product quality, rapid response capabilities, innovative solutions to design problems, and outstanding prototype capabilities. Our products are found on some of the world’s top-selling platforms, including the Ford F-Series, General Motors GMT800/900 (includes Yukon, Tahoe, Sierra, and Silverado), Dodge Ram, and Ford B Car (Fiesta/Fusion). For the years ended December 31, 2006 and 2005, we generated approximately 47% and 35%, respectively, of total revenue before corporate eliminations from the sale of fluid handling products.

Our products are principally found in four major vehicle systems: heating and cooling; fuel and brake; emissions; and power management, which includes power steering and power roof lines. These products, particularly fuel and brake components, are critical to the safe and reliable functioning of the vehicle. Our fluid handling systems include assemblies for various heating and cooling and fluid and vapor management systems and subsystems. Individual components include quick connects, hoses, couplings, coolers, valves, tubing, thermostats, and similar products. Below is a description of the major products that we produce within each category:

Product Category	Description
Heating & Cooling	Direct, control and transport oil, coolant, water, and other fluids throughout the vehicle
	Engine oil cooling subsystems with over molded connections	Transmission oil cooling subsystems
	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies
	Engine oil cooling quick connects	Engine oil level indicator tube assemblies
	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings
	Coolant subsystems	Bypass valves
Radiator and heater hoses
Fuel & Brake	Direct, control, and transport fuel, brake fluid, and vapors throughout the vehicle
	Fuel supply and return lines	Flexible brake lines
	Fuel quick connects	Vacuum brake hoses
Vapor control lines
Emissions	Direct, control, and transmit emission vapors and fluids throughout the vehicle
	Fully integrated exhaust gas recirculation subsystems	Nylon PCV valves Heated PCV valves
	EGR coolers and bypass coolers	Exhaust gas recirculation valves DPF lines
Stainless steel exhaust gas recirculation tube assemblies
Power Management	Direct, control, and transmit power management fluids throughout the vehicle
	High pressure roof lines	Power steering quick connects
	Torque position sensors	Rack tubes
	Hydraulic clutch lines	Noise reduction technology
Power steering pressure and return lines

To increase sales of fluid handling products, we intend to continue to capitalize on recent brake, fuel, and exhaust gas recirculation (‘‘EGR’’) product successes in North America and Europe; develop new complete module and assembly solutions, aimed at building a reputation as a ‘‘tube and hose integrator;’’ and create product improvements that provide greater functionality at a lower cost to the customer. We plan to continue to invest in research and development to support these efforts and focus on advanced materials, innovative processes and product design and development driven by Design for Six Sigma. Advanced EGR valves, tubes, and cooler products have become critical components in regions where environmental regulations are stringent, such as in Europe, and for heavy truck platforms in the United States. For products such as rubber hose, steel tubing, and nylon tubing, innovations in advanced materials have led to the development of superior components. We also have in-house tube manufacturing and coating capabilities in North America, Europe and Asia, allowing us to maintain a competitive edge over smaller fabricators.

We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. We are targeting an increasing market share with NAMs and European and Asian OEMs, especially in China. In 2006, we finalized two joint venture agreements with Jingda, one of the largest tube manufacturers in China. In addition to pursuing business directly from NAMs, we partner with Tier I suppliers, such as Denso and Calsonic, to help build relationships. We have also experienced success targeting high-volume programs where a substantial degree of complexity, engineering interaction, and design support are required, and which also serve to strengthen customer relationships.

Noise, Vibration, and Harshness (NVH) Control Products

We are a leading North American supplier of systems and components that control and isolate noise and vibration in a vehicle to improve ride and handling. We believe we are the largest provider of NVH control products in North America based on sales. We provide a comprehensive line of powertrain and suspension products and active noise and vibration cancellation systems. We are a leader in engineering, design, testing, and rubber-to-metal bonding technology, and provide superior integrated customer service and problem-solving capabilities. Our products are found on some of the world’s top-selling platforms, including the Ford F-Series and General Motors GMT 800 (includes Yukon, Tahoe, Sierra, and Silverado) and GMX 380 (Malibu). For the years ended December 31, 2006 and 2005, we generated approximately 12% and 16%, respectively, of total revenue before corporate eliminations from the sale of NVH control products.

NVH control products include various engine and body mounts, dampers, isolators, and other equipment. Engine mounts secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame. Body and cradle mounts enable isolation of the cabin from the vehicle frame, reducing noise, vibration, and harshness, and are manufactured with a variety of materials, such as natural rubber and butyl. Tuned dampers are designed to reduce specific vibration issues, such as for the steering wheel and column, exhaust system, and internal driveshaft.

Product Category	Description
Body Cushions	Enable isolation of the cabin from the vehicle frame reducing noise, vibration, and harshness
Engine Mounts	Secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame
Transmission Mounts	Enable mounting of transmission to vehicle frame and reducing vibration and harshness from the powertrain
Torque Struts	Control the fore and aft movement of transverse mounted engines within their compartment while isolating engine noise and vibration from the body
Hydromounts / Hydrobushings	An engine mount filled with fluid, a hydromount provides spring rate and damping performance that varies according to frequency and displacement of vibration. Conventional (non hydro) mounts provide fixed response. Hydromounts can provide a more comfortable ride in a vehicle whether idling or traveling. The new Truck Tuff hydromount is designed expressly for light truck and sport utility vehicles. Similar benefits are provided by hydrobushings.
Active Noise and Vibration Control	We have developed new and unique patented techniques for attenuation of undesirable and potentially harmful low frequency noise and vibrations. This system, called ENVIsys, is well suited for a variety of transportation applications, such as heavy trucks, mining equipment, aircraft, and locomotives.

We believe we are one of the market leaders in developing breakthrough innovations in NVH control products and continue to make significant investment in our ability to deliver advanced technologies. We developed the popular Truck Tuff hydromounts for light trucks and sport utility vehicles. We believe that the Truck Tuff hydromount design was critical to our being awarded the contract to supply the engine mounting system on the new Ford F-Series, which Ford claims to be the smoothest, quietest truck on the market. We also recently developed ENVIsys, an advanced electronic system for the active control of noise and vibration for commercial applications. ENVIsys products have a wide variety of potential applications, including aircraft, rail, heavy truck, automotive, and mining equipment.

We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. In addition to strengthening our relationships with the Big 3, we target NAMs and Asian expansion opportunities. In North America, we continue to target NAMs and have recently been awarded new business with Toyota and Hyundai. In China, we are pursuing plans to expand our development facilities to couple with our manufacturing operations, and in Korea, we are pursuing expansion via joint venture partners.

Supplies and Raw Materials

The principal raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain favorable pricing. For natural rubber, procurement is managed by both buying forward of production requirements and buying in the spot market. For other materials, procurement arrangements may contain formula-based pricing linked to commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings, and labor-intensive, economically freighted products.

Patents and Trademarks

We hold nearly 1,000 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing, Quick Connect Fluid Couplings, and core process methods, such as molding, joining, and coating. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one of them would materially affect our company. We continue to seek patent protection for our new products. Our patents will continue to be amortized over the next two to 13 years.

We also have license and technology sharing agreements with Nishikawa Rubber Company for sales, marketing, and engineering services on certain body sealing products we sell. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services.

We own or have licensed several trademarks that are registered in many countries, enabling us to protect and market our products worldwide. During 2006, we purchased the right to use our current name from Cooper Tire.

Seasonality

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December. During these periods of lower sales volumes, profit performance is lower, but working capital improves due to continuing collection of accounts receivable.

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. In body sealing products we compete with GDX Automotive; Metzeler Automotive Profile Systems; Toyoda Gosei; and Hutchinson, a subsidiary of Total SA, among others. In fluid handling products, we compete with TI Automotive, Dana, Mark IV Automotive, Martinrea, and numerous manufacturers of hoses. In NVH control products we compete with Delphi; Trelleborg; Tokai; Vibracoustic, and Paulstra.

Industry Overview

The automotive industry is one of the world’s largest and most competitive. The industry is mature in North America and Europe, with vehicle sales primarily driven by general economic conditions. In recent years, significant consolidation among OEMs, combined with globalization, has led to major shifts in market share positions and greater pressure on profit margins.

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

The industry is experiencing significant growth of vehicle production in Asia, especially in China and India as these economies expand.

Customers

We are a leading supplier to the Big 3 in each of our product categories and are increasing our presence with NAMs and European and Asian OEMs. During the year ended December 31, 2006, approximately 29%, 25%, and 10% of our sales were to Ford, General Motors, and DaimlerChrysler, respectively, as compared to 33%, 23%, and 12% for the year ended December 31, 2005, respectively. Sales to Ford include sales to OEMs owned by Ford, such as Volvo, Jaguar, and Land Rover. Our other major customers include Renault/Nissan, PSA Peugeot Citroën, and Volkswagen. We also sell products to Visteon/ACH, Toyota, Porsche and, through NISCO, Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms. We are actively pursuing relationships to diversify our customer relationships, including expanding sales with NAMs and European and Asian OEMs.

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ 505 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively expanding our capabilities with new systems for Computer Aided Design, Computer Aided Engineering, vehicle testing, and rapid prototyping. We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $63.4 million, $65.6 million, and $74.8 million in 2004, 2005, and 2006, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have often used joint ventures to enter into new geographic markets such as China and Korea, to acquire new customers, and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with NAMs. For example, we were awarded significant new business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings which is currently building a manufacturing facility in Alabama to service Hyundai. In 2006, we finalized two joint venture agreements with Jingda, one of the largest tube manufacturers in China to expand our presence in that country.

Geographic Information

In 2006, we generated 67% of net sales in North America, 24% in Europe, 4% in South America, and 5% in Asia/Pacific. Approximately 18% of our revenues were generated from our Canadian operations.

In 2005, we generated 68% of net sales in North America, 23% in Europe, 4% in South America, and 5% in Asia/Pacific. Approximately 19% of our revenues were generated from our Canadian operations.

Employees

We maintain good relations with both our union and non-union employees and, in the past ten years, have experienced no work stoppages. We recently negotiated some longer-term agreements, including a three-year agreement with the CAW at a facility located in Canada. We will be negotiating some of our international union agreements and one of our U.S. union agreements, which are due to expire in the next twelve months. As of December 31, 2006, approximately 44% of our employees were represented by unions, and approximately 23% of our employees were union represented employees located in the United States.

As of December 31, 2006, we had 16,266 full-time and temporary employees.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air; discharges to water; noise, and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. For example, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Several of our properties have been the subject of remediation activities to address historic contamination. In general, we believe we are in substantial compliance with the requirements under such laws and regulations and our continued compliance is not expected to have a material adverse effect on our financial condition or the results of our operations. We expect that additional requirements with respect to environmental matters will be imposed in the future. Our expense and capital expenditures for environmental matters at our facilities have not been material in the past, nor are expected to be in the future.

Forward-Looking Statements

This Form 10-K includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Risk Factors’’ and ‘‘Business.’’ When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Form 10-K, including under Item 1A. ‘‘Risk Factors.’’

As stated elsewhere in this Form 10-K, such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; our conducting operations outside the United States; the uncertainty of our ability to achieve expected Lean savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict those of investors; our status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Risks Relating to Our Leverage

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposes us to interest rate risk.

We are highly leveraged. As of December 31, 2006, our total consolidated indebtedness was $1,055.5 million. Our leverage increased upon the closing of our acquisition of FHS, because we financed the acquisition with an incremental term loan under our Senior Credit Facilities.

Our high degree of leverage could have important consequences, including:

•	It may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes on favorable terms or at all;

•	A substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and thus will not be available for other purposes, including our operations, capital expenditures, and future business opportunities;

•	The debt service requirements of our other indebtedness could make it more difficult for us to make payments on the Senior Notes and Senior Subordinated Notes issued by Cooper-Standard Automotive Inc. in connection with the 2004 Acquisition (the ‘‘Notes’’);

•	It may place us at a competitive disadvantage compared to those of our competitors that are less highly leveraged;

•	It may restrict our ability to make strategic acquisitions or cause us to make non-strategic divestitures; and

•	We may be more vulnerable than a less highly-leveraged company to a downturn in general economic conditions or in our business, or we may be unable to carry out the desired amount of capital spending to support our growth.

Our cash paid for interest for the year ended December 31, 2006 was $85.7 million, which excludes the amortization of $5.1 million of debt issuance costs. At December 31, 2006, we had $516.5 million of debt with floating interest rates, including $274.5 million managed by the use of interest rate swap contracts to convert the variable rate characteristic to fixed rate. If interest rates increase, assuming no principal repayments or use of financial derivatives, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness, including the Notes, would decrease. After considering the effects of certain interest rate swap contracts we entered into during 2006, a 1% increase in the average interest rate of our variable rate indebtedness would increase future interest expense by approximately $2.4 million per year.

On February 6, 2006, in conjunction with the closing of the acquisition of FHS, we amended our Senior Credit Facilities and closed on a term loan with a notional amount of $215 million (‘‘Term Loan D’’). The amount of the additional term loan represented the purchase price of the acquisition and anticipated transaction costs. Term Loan D matures on December 23, 2011 and carries terms and conditions similar to those in the remainder of our Senior Credit Facilities. Term Loan D was structured in two tranches, $190.0 million borrowed in U.S. dollars, and €20.7 million borrowed in Euros. The financing was split between currencies to provide a partial matching of the Company’s Euro cash flows.

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

In addition, under the senior credit agreement, we are required to satisfy specified financial ratios and tests. Our ability to comply with those provisions may be affected by events beyond our control, and may limit our ability to comply with those required ratios and tests.

Risks Relating to Our Business

We are highly dependent on the automotive industry.

Our customers are automobile manufacturers and their suppliers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of global vehicle production has fluctuated considerably from year to year, and such fluctuations may give rise to fluctuations in the demand for our products. Demand for new vehicles fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rates, consumer confidence, and fuel costs. In addition, to the extent our production volumes have been positively impacted by OEM new vehicle sales incentives, these sales incentives may not be sustained or may cease to favorably impact our sales. If any of these or other factors leads to a decline in new vehicle production, our results of operations could be materially adversely affected. Further, to the extent that the financial condition of any of our largest customers deteriorates or results in bankruptcy, our financial position and operating results could be materially adversely affected.

Increasing competitiveness in the automotive industry has also led OEMs to pressure us to lower prices we charge for our products. Price reductions have impacted our sales and profit margins. If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures, price reductions may have a material adverse effect on our results of operations.

Increasing costs for or reduced availability of manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 40% of our total costs during the year ended December 31, 2006. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. For example, we have experienced significant price increases in our raw steel and steel-related component purchases as a result of increased global demand. During the year ended December 31, 2006, no single raw material cost comprised more than 10% of our total material costs. Our largest single raw material purchase is synthetic rubber.

Because we purchase various types of raw materials and manufactured components, we may be materially and adversely affected by the failure of our suppliers of those materials to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, such as steel and natural rubber, destruction of their facilities, or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from, our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

Our business would be materially and adversely affected if we lost a significant portion of business from any of our largest customers.

For the year ended December 31, 2006, approximately 29%, 25%, and 10% of our sales were to Ford, General Motors, and DaimlerChrysler, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology, and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in these three manufacturers’ businesses or market shares. The market shares of these customers have declined in recent years and may continue to decline in the future. We cannot provide any assurance that we will be able to maintain or increase our sales to these or any other customers. The loss of, or significant reduction in purchases by, one of these major customers or the loss of all of the contracts relating to certain major platforms of one of these customers could materially and adversely affect our results of operations.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 15 countries and we export to several other countries. In 2006, approximately 63% of our net sales originated outside the United States. Risks are inherent in international operations, including:

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

As of December 31, 2006, approximately 44% of our employees were represented by unions, and approximately 23% of our employees were union represented employees located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

We may be subject to work stoppages and may be affected by other labor disputes. Additionally, a work stoppage at one of our suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products and have material adverse effect on our business.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery, and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We may not be able to develop new products as successfully as in the past or be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition, or results of operations could be materially adversely affected.

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

Our Sponsors beneficially own approximately 98% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement with the Sponsors that grants them certain preemptive rights to purchase additional equity and rights to designate members of our Board of Directors. As a result, our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or noteholders believe that any such transactions are in their own best interests.

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

Our historical financial information before the 2004 Acquisition may not be representative of our results as a separate, stand-alone company.

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

As of December 31, 2006, our $256.9 million projected benefit obligation (‘‘PBO’’) for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $202.4 million, by $54.5 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $51.8 million at December 31, 2006. The PBO for other postretirement benefits (‘‘OPEB’’) was $103.8 million at December 31, 2006. Our estimated funding requirement for pensions and OPEB during 2007 is approximately $29 million. Net periodic pension costs for U.S. and international plans, including pension benefits and OPEBs, were $19.5 million and $24.8 million for the years ended December 31, 2005 and 2006, respectively. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 10 and 11).

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act) can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, retroactively and regardless of fault, we could become liable for investigating or remediating contamination at these or other properties (including offsite locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations, and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see ‘‘Item 1. Business – Environmental.’’

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.’’

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our revolving credit facilities provide commitments of up to $125 million, of which $110 million was available for future borrowings as of December 31, 2006. Our debt increased upon the closing of our acquisition of FHS, because we financed the acquisition with an incremental loan under our Senior Credit Facilities.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (‘‘SEC’’).

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2006, our operations were conducted through 62 facilities in 15 countries, of which 53 are manufacturing facilities and nine are used for multiple purposes. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America, and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our property holdings:

Region	Division	Total Facilities	Owned Facilities
North America	Sealing	10	10
	Fluid	13	11
	NVH	3	3
	Other	5	1

Asia	Sealing	3	2
	Fluid	5	—
	NVH	1	—
	Other	1	—

Europe	Sealing	5	4
	Fluid	10	6
	Other	3	1

South America	Sealing	1	1
	Fluid	1	—

Australia	Fluid	1	1

Total	Sealing	19	17
	Fluid	30	18
	NVH	4	3
	Other	9	2

Item 3.	Legal Proceedings

We are involved in various legal actions and claims arising in the ordinary course of business, including without limitation intellectual property matters, product related claims, tax claims, and employment matters. Although the outcome of legal matters cannot be predicted with certainty, we do not believe that any matters with which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our liquidity, financial condition, or results of operations. See ‘‘Item 8. Financial Statements and Supplementary Date’’ (especially Note 15).

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Equity interests in Cooper-Standard Holdings Inc. consist of shares of its common stock, $0.01 par value per share. Cooper-Standard Holdings Inc. has been a privately held entity since its formation and no trading market exists for its common stock. At December 31, 2006, 3,238,100 shares of its common stock were issued and outstanding. As of that date, there were 22 holders of record of Cooper-Standard Holdings Inc. common stock.

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

The following table presents all stock-based compensation plans of the Company at December 31, 2006:

Compensation Plan	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	(b) Weighted-Average Exercise Price of Options and Warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders	206,042	$100	22,573
Equity compensation plans not approved by security holders	—	—	—
Total	206,042	$100	22,573

Item 6.	Selected Financial Data

The selected financial data referred to as the Successor data as of and for the years ended December 31, 2006 and 2005, and as of December 31, 2004 and for the period from December 24, 2004 to December 31, 2004, have been derived from the consolidated audited financial statements of Cooper-Standard Holdings Inc. and its subsidiaries which have been audited by Ernst & Young LLP, independent registered public accountants.

The selected financial data referred to as the Predecessor financial data as of December 31, 2003 and for the period from January 1, 2004 to December 23, 2004 and the years ended December 31, 2003 and 2002 have been derived from the combined audited financial statements of the automotive segment of Cooper Tire, which have been audited by Ernst & Young LLP, independent registered public accountants. The selected financial data as of December 31, 2002 is derived from unaudited historical combined financial statements of the automotive segment of Cooper Tire. In the opinion of management, such unaudited financial data reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for that period. The information reflects our business as it historically operated within Cooper Tire, and includes certain assets and liabilities that we did not acquire or assume as part of the 2004 Acquisition. Also, on December 23, 2004, Cooper-Standard Holdings Inc., which prior to the 2004 Acquisition never had any independent operations, purchased the automotive business represented in the historical Predecessor financial statements. As a result of applying the required purchase accounting rules to the 2004 Acquisition and accounting for the assets and liabilities that were not assumed in the 2004 Acquisition, our financial statements for the period following the acquisition were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities, which resulted in different accounting bases being applied in different periods. As a result, historical combined financial data included in this Form 10-K in Predecessor statements may not reflect what our actual financial position, results of operations, and cash flows would have been had we operated as a separate, stand-alone company as of and for those periods presented.

The audited combined and consolidated financial statements as of December 31, 2005 and 2006 and for the periods from January 1, 2004 to December 23, 2004, from December 24, 2004 to December 31, 2004, from January 1, 2005 to December 31, 2005, and from January 1, 2006 to December 31, 2006 are included elsewhere in this Form 10-K. See ‘‘Item 8. Financial Statements and Supplementary Data.’’

You should read the following data in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the combined and consolidated financial statements of Cooper-Standard Holdings Inc. included elsewhere in this Form 10-K (Information presented in millions).

	Predecessor			Successor
			January 1, 2004 to December 23,	December 24, 2004 to December 31,	Year Ended December 31,	Year Ended December 31,
	2002	2003	2004	2004	2005	2006
Statement of operations
Net sales	$1,586.0	$1,662.2	$1,858.9	$4.7	$1,827.4	$2,164.3
Cost of products sold	1,295.5	1,389.2	1,539.1	4.7	1,550.2	1,832.1
Gross profit	290.5	273.0	319.8	—	277.2	332.2
Selling, administration, & engineering expenses	167.6	162.7	177.5	5.2	169.7	199.8
Amortization of intangibles	0.8	0.8	0.7	—	28.2	31.0
Impairment charges	—	—	—	—	—	13.2
Restructuring	4.4	12.8	21.2	—	3.0	23.9
Operating profit	117.7	96.7	120.4	(5.2)	76.3	64.3
Interest expense, net of interest income	(6.9)	(4.9)	(1.8)	(5.7)	(66.6)	(87.2)
Equity earnings	3.7	0.9	1.0	—	2.8	0.2
Other income (expense)	(2.2)	(1.0)	(2.1)	4.6	(1.3)	7.0
Income (loss) before income taxes	112.3	91.7	117.5	(6.3)	11.2	(15.7)
Provision for income taxes (benefit)	40.8	34.3	34.2	(1.8)	2.4	(7.3)
Net income (loss)	$71.5	$57.4	$83.3	$(4.5)	$8.8	$(8.4)
Statement of cash flows data
Net cash provided (used) by:
Operating activities	$115.6	$117.7	$132.2	$29.3	$113.0	$135.9
Investment activities	(57.4)	(53.3)	(53.5)	(1,132.9)	(133.0)	(281.8)
Financing activities(1)	(42.9)	(54.2)	(109.6)	1,189.3	(7.2)	147.6
Other financial data:
Capital expenditures	$66.5	$58.7	$62.7	$0.3	$54.5	$82.9
Balance Sheet data
Cash and cash equivalents(1)	$75.1	$102.6		$83.7	$62.2	$56.3
Net working capital(2)	118.0	165.4		123.1	162.9	212.1
Total assets	1,358.5	1,456.7		1,812.3	1,734.2	1,911.4
Total non-current liabilities	78.6	90.1		1,165.0	1,117.9	1,259.4
Total debt(3)	13.7	13.7		912.7	902.5	1,055.5
Net parent investment / Stockholders’ equity	1,069.6	1,124.4		318.2	312.2	320.7

(1)	Amounts were adjusted to reflect the change to a net presentation of cash held in our global cash management vehicle.

(2)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).

(3)	Includes term loans, bonds, $5.3 million in capital leases, and $3.2 million of other third-party debt at December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See ‘‘Item 1. Business—Forward Looking Statements’’ and ‘‘Item 1A. Risk Factors.’’

Basis of Presentation

Prior to the 2004 Acquisition, the Predecessor did not operate as a stand-alone business, but as a reportable business segment of Cooper Tire & Rubber Company. The audited and unaudited financial information of the Predecessor represents our business as it historically operated and includes certain assets and liabilities, principally related to closed plants or those in the process of being closed, which were not acquired or assumed as part of the Transactions, and also includes U.S. pension program balances previously held at the parent company. Also, due to the change in ownership in the 2004 Acquisition, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this Form 10-K have been prepared on different bases for the periods presented and are not comparable.

The following provides a description of the basis of presentation during all periods presented:

Predecessor:    Represents the combined results of operations and cash flows of the Automotive segment of Cooper Tire for the period from January 1, 2004 to December 23, 2004. This presentation reflects the historical basis of accounting without any application of purchase accounting for the 2004 Acquisition.

Successor:    Represents our consolidated financial position as of December 31, 2005 and 2006 and our consolidated results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 following the 2004 Acquisition and for the years ended December 31, 2005 and 2006. The financial position as of December 31, 2004 and results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 reflect the preliminary application of purchase accounting, described below, relating to the 2004 Acquisition and the adjustments required to reflect the assets and liabilities not acquired in the 2004 Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

Combined Fiscal 2004:    Represents the combined historical results of the Predecessor and Successor for the year ended December 31, 2004. Such information is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the 2004 Acquisition not occurred.

As a result of the foregoing, the historical financial information for periods prior to December 24, 2004 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company for such periods.

Company Overview

We produce body sealing, fluid handling, and vibration control components, systems, subsystems, and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2006, approximately 80% of our sales consisted of original equipment sold directly to the OEMs for installation on new vehicles. The remaining 20% of our sales were primarily to Tier I and Tier II suppliers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, and in particular the production levels of the vehicles for which we provide specific parts. In most cases, our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

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

Our OEM sales are generally based upon purchase orders issued by the OEMs and as such we do not have a backlog of orders at any point in time. Based upon planned production levels, the OEMs specify quantities of components required by their manufacturing plants, which provides us with significant annual visibility of our production volumes. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally six to eight years. In addition, when we are the incumbent supplier to a given platform, we believe we have an advantage in winning the redesign or replacement platform.

We provide parts to virtually every major global OEM for use on a multitude of different platforms. However, we generate a significant portion of our sales from the Big 3. For the year ended December 31, 2006, our sales to the global operations of Ford, General Motors, and DaimlerChrysler comprised approximately 29%, 25%, and 10% of our net sales, respectively. Significant reduction of our sales to or the loss of any one of these customers or any significant reduction in these customers’ market shares could have a material adverse effect on the financial results of our company.

While approximately 70% of sales are generated in North America, we maintain sales offices in strategic locations throughout the world to provide support and service to our global OEM customers. We continue to expand internationally. In May 2004 we completed an expansion of our body sealing systems facility in Poland, more than doubling its original size. Plans are in place to further expand with the construction of a new facility in 2007 to position us for continued growth. This expansion positions us for continued growth in Eastern Europe and is also part of our strategy to selectively relocate facilities to lower cost countries. In July 2004, we entered into a joint-venture agreement with China-based Saiyang Sealing to manufacture and sell automotive body sealing products in China under the name Cooper Saiyang Wuhu Automotive. This venture has already secured business with two OEMs. In the third quarter of 2004, we opened manufacturing facilities for sealing, fluid handling, and NVH control products in China to serve both the rapidly expanding Chinese market and, to a lesser extent, the North American market. In July 2005, we purchased the automotive hose manufacturing business of The Gates Corporation located in Mexico. In the fourth quarter of 2005, we purchased a 20% equity interest in Korea-based Guyoung, a supplier to Korean automotive OEMs, and entered into a Cooperation Agreement with Guyoung in order to expand the customer base of both companies worldwide. In December 2005, we entered into the Stock and Asset Purchase Agreement for the acquisition of FHS which was completed in February 2006 and includes automotive fluid handling business and facilities in Europe, Asia, Mexico, and Australia. In November 2006, we finalized our joint venture agreement with Jingda. This venture, known as Cooper-Standard Jingda Automotive Co., Ltd, will sell and provide technical support and after-sale service for fluid handling systems, including brake and fuel lines, steering systems, cooling and heating systems and emission control devices.

Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea, and India are sometimes greater than in the U.S., Canadian, and Western European markets. This is due to the potential for currency volatility, high interest, inflation rates, and the general political and economic instability that are associated with these markets.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.3 million units in 2007, which is essentially flat with 2006. European production levels in 2007 are expected to be 21.0 million units as compared to 20.4 million units in 2006. Light vehicle production in South America is expected to increase to 3.2 million vehicles in 2007 from 3.0 million vehicles in 2006.

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

Another trend affecting our business is the global expansion of our customers. Consolidation among the OEMs in recent years has resulted in the creation of a relatively small number of very large global customers that increasingly require their suppliers to serve them on a global basis. We have expanded our business globally and believe we have the size, geographic breadth, and resources to meet our customers’ requirements. We have accomplished this via a combination of organic growth and joint ventures, which we believe have ensured that we provide the same high levels of quality, service, and design and engineering support that we provide in our domestic markets.

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

In the year ended December 31, 2006, our business was negatively impacted by reduced OEM production volumes on certain platforms in North America. According to CSM Worldwide, actual North America and Europe light vehicle production volumes for the year ended December 31, 2006 were 15.3 million and 20.4 million units, respectively, as compared to 15.8 million and 19.9 million units, respectively, for the year ended December 31, 2005. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber, and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by favorable foreign currency translation. Our performance in 2006 has been, and will continue to be, impacted by changes in light vehicle production volumes, platform mix, customer pricing pressures, and the cost of raw materials.

Results of Operations

(Dollar amounts in thousands)

	Predecessor	Successor		Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Combined Fiscal 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Sales	$1,858,930	$4,653	$1,863,583	$1,827,440	$2,164,262
Cost of products sold	1,539,159	4,673	1,543,832	1,550,265	1,832,027
Gross profit (loss)	319,771	(20)	319,751	277,175	332,235
Selling, administration, & engineering expenses	177,464	5,206	182,670	169,702	199,739
Amortization of intangibles	721	16	737	28,161	31,025
Impairment charges	—	—	—	—	13,247
Restructuring	21,233	3	21,236	3,038	23,905
Operating profit (loss)	120,353	(5,245)	115,108	76,274	64,319
Interest expense, net of interest income	(1,750)	(5,682)	(7,432)	(66,583)	(87,147)
Equity earnings	1,021	27	1,048	2,781	179
Other income (expense)	(2,125)	4,608	2,483	(1,281)	6,985
Income (loss) before income taxes	117,499	(6,292)	111,207	11,191	(15,664)
Provision for income tax expense (benefit)	34,150	(1,747)	32,403	2,377	(7,244)
Net income (loss)	$83,349	$(4,545)	$78,804	$8,814	$(8,420)

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales:    Our net sales increased from $1,827.4 million in 2005 to $2,164.3 million in 2006, an increase of $336.8 million, or 18.4%. The increase resulted primarily from the acquisition of FHS and favorable foreign exchange rates ($36.5 million), partially offset by lower unit sales volumes in North America and customer price concessions. In North America, our sales increased by $209.7 million primarily due to the acquisition of FHS and $21.7 million of favorable foreign currency translation, partially offset by lower unit sales volumes and customer price concessions. In our international operations, a sales increase of $127.1 million was attributable to the acquisition of FHS and $14.8 million favorable impact of foreign currency translation, partially offset by lower unit sales volumes on certain platforms and customer price concessions.

Gross Profit:     Gross profit increased $55.1 million to 15.4% of sales in 2006, as compared to 15.2% of sales in 2005. This increase resulted primarily from the acquisition of FHS combined with the favorable impact of various cost saving initiatives, partially offset by customer price concessions and increased material costs.

Operating Profit:     Operating profit in 2006 was $12.0 million lower than the operating profit reported in 2005, decreasing from $76.3 million to $64.3 million. This is primarily due to impairment of NVH ($13.2 million), increased restructuring costs ($20.9 million) and amortization of intangibles ($2.9 million), as well as increased selling, administration, and engineering expenses ($30.0 million). Such items were partially offset by gross profit increase of $55.1 million. Selling, administration, and engineering expenses were higher in 2006 by 17.7% primarily due to the inclusion of FHS, partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased by $2.9 million in 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Impairment Charges:    As a result of poor operating results in the NVH reportable segment, we recorded a goodwill impairment charge of $7.5 million and impairment charges of $5.8 million related to NVH’s developed technology intangible assets.

Interest Expense, net:    Interest expense increased by $20.6 million in 2006, primarily due to indebtedness used to finance the acquisition of FHS and amortization of issuance costs associated with such borrowings.

Other Income (Expense):    Other income was $7.0 million in 2006 as compared to an expense of $1.3 million in 2005. This was primarily due to a $4.1 million net gain related to the purchase of Senior Subordinated Notes and the increased foreign exchange gain of $3.9 million.

Provision for Income Tax Expense (Benefit):    Our effective tax rate changed from an expense of 21.2% in 2005 to a benefit of 46.2% in 2006 due primarily to the mix of earnings between jurisdictions in which tax benefits on taxable losses can be realized and jurisdictions in which they can not be realized and the benefit of tax credits.

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

Operating Profit:    Operating profit in 2005 was $38.8 million lower than the operating profit reported in Combined Fiscal 2004, decreasing from $115.1 million to $76.3 million. The decrease is primarily due to decreased gross profit ($42.6 million) and increased amortization of intangibles ($27.4 million), offset by reduced selling, administration, and engineering expenses and restructuring costs. Selling, administration, and engineering expenses were lower in 2005 by $13.0 million, or 7.1%, due to lower costs experienced thus far associated with operating as a stand-alone company and reduced incentive compensation based on the Company’s 2005 profitability offset partially by inflationary increases in wages and benefits. Restructuring costs were $18.2 million lower due to completion of previously announced plant closures and consolidation of European engineering and administration headquarters.

Amortization of Intangibles:    Amortization increased by $27.4 million in 2005 due to the amortization of intangible assets recorded as a result of the 2004 Acquisition, primarily related to customer contracts and relationships.

Interest Expense, net:    Interest expense increased by $59.2 million in 2005, primarily due to indebtedness used to finance the 2004 Acquisition.

Other Income (Expense):    Other expense increased by $3.8 million in 2005, primarily due to a change from net foreign exchange gain to losses. Such change resulted from a $0.8 million decrease in foreign exchange gain related to Term Loan B, a U.S. dollar-denominated obligation of our Canadian subsidiary, in addition to losses of $1.7 million related to other indebtedness used to finance the 2004 Acquisition.

Provision for Income Tax Expense (Benefit):    Our effective tax rate decreased from 29.1% in 2004 to 21.2% in 2005 due primarily to an increase in earnings in jurisdictions with effective tax rates below the U.S. statutory rate and the impact of tax credits.

Short Period Discussions on a Historical Basis

As a result of the 2004 Acquisition, our historical results of operations for the eight days ended December 31, 2004 are reported on a different basis under the purchase method of accounting and thus are not comparable to previous periods of the Predecessor. Following is a discussion of the results of operations of the Predecessor for the period from January 1, 2004 to December 23, 2004 and of the Successor for the eight days ended December 31, 2004 on a historical basis.

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

Eight Days Ended December 31, 2004

For the eight days ended December 31, 2004, the Successor generated sales of $4.7 million, with cost of sales of $4.7 million. Production costs incurred for the month of December were reflected in the period in which production occurred, substantially all of which occurred during the period from January 1, 2004 to December 23, 2004. As a result of the year-end shutdowns common to the automotive industry, combined with an increase in the recorded value of our inventories to their fair market value as of the date of the 2004 Acquisition, gross profit for this period was $0. Selling, administration, and engineering expenses were $5.2 million, or 110.6% of sales, due to the lack of sales volume resulting from the year-end shutdowns. Operating loss was $5.2 million, while net loss was $4.5 million, or 97.7% of sales.

Segment Results of Operations

(Dollar amounts in thousands)

	Predecessor	Successor	Combined Fiscal 2004	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004		Year Ended December 31, 2005	Year Ended December 31, 2006
Sales
Sealing	$864,573	$2,245	$866,818	$888,018	$880,063
Fluid	639,998	2,112	642,110	635,325	1,011,062
NVH	354,601	296	354,897	304,092	273,137
Eliminations and other	(242)	—	(242)	5	—
	$1,858,930	$4,653	$1,863,583	$1,827,440	$2,164,262
Segment profit (loss)
Sealing	$13,615	$(1,625)	$11,990	$3,427	$7,809
Fluid	70,036	(3,204)	66,832	19,631	13,281
NVH	34,836	(1,514)	33,322	(11,867)	(36,754)
Eliminations and other	(988)	51	(937)	—	—
	$117,499	$(6,292)	$111,207	$11,191	$(15,664)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sealing:    Sales decreased $8.0 million, or 0.9%, primarily due to lower sales volumes in North America and customer price concessions, partially offset by favorable foreign exchange ($24.3 million). Segment profit increased by $4.4 million as the result of favorable foreign exchange ($3.6 million) and the favorable impact of various cost savings initiatives, partially offset by higher raw material costs, customer price concessions, and increased restructuring costs ($11.6 million).

Fluid:    Sales increased $375.7 million, or 59.1%, primarily due to the acquisition of FHS, higher sales volumes, and favorable foreign exchange ($4.3 million), partially offset by customer price concessions. Segment profit decreased by $6.4 million as the result of increased interest costs on indebtedness used to finance the acquisition of FHS ($20.4 million), increased restructuring costs ($4.1 million), and amortization of intangible assets recorded as a result of the acquisition of FHS ($2.0 million). Such items are partially offset by the inclusion of FHS, favorable foreign exchange, and the favorable impact of various cost savings initiatives.

NVH:    Sales decreased $31.0 million, or 10.2%, primarily due to lower unit sales volumes and customer price concessions, partially offset by favorable foreign exchange ($7.7 million). Segment profit decreased by $24.9 million as the result of lower unit sales volumes, customer price concessions, impairment of developed technology ($5.8 million) and goodwill ($7.5 million), and increased restructuring costs ($5.2 million). These items were partially offset by the favorable impact of various cost savings initiatives.

Year ended December 31, 2005 Compared to Combined Fiscal 2004

Sealing:    Sales increased $21.2 million, or 2.4%, primarily due to favorable foreign exchange ($29.5 million) and higher sales volumes, offset by customer price concessions. Segment profit decreased by $8.6 million as the result of increased interest costs on indebtedness used to finance the 2004 Acquisition ($34.8 million), liquidation of the inventory fair value adjustment and amortization of intangible assets recorded as a result of the 2004 Acquisition ($5.2 million and $5.7 million, respectively), higher raw material costs, and customer price concessions. Such items were offset by favorable foreign exchange ($3.4 million), reduced restructuring costs ($13.9 million), higher unit sales volumes, and the favorable impact of various cost savings initiatives.

Fluid:    Sales decreased $6.8 million, or 1.1%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($7.9 million). Segment profit decreased by $47.2 million as the result of increased interest costs on indebtedness used to finance the 2004 Acquisition ($21.4 million) and amortization of intangible assets recorded as a result of the 2004 Acquisition ($16.8 million) combined with higher raw materials costs and customer price concessions. Such items were offset by reduced restructuring costs ($4.4 million) and the favorable impact of various cost savings initiatives.

NVH:    Sales decreased $50.8 million, or 14.3%, due to lower unit sales volumes and customer price concessions offset by favorable foreign exchange ($8.2 million). Segment profit decreased by $45.2 million as the result of increased interest costs on indebtedness used to finance the 2004 Acquisition ($10.4 million) and amortization of intangible assets recorded as a result of the 2004 Acquisition ($5.1 million) combined with lower unit sales volumes and price concessions. Such items were partially offset by the favorable impact of various cost savings initiatives.

Off-Balance Sheet Arrangements

We have provided a guarantee of a portion of the bank loans made to NISCO, our joint venture with Nishikawa Rubber Company. This debt guarantee is required of the partners by the joint-venture agreement and serves to support the credit-worthiness of NISCO. On July 1, 2003, NISCO entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, ‘‘Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,’’ guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. As of December 31, 2006, we have recorded a $14 thousand liability related to the guarantee of this debt with a corresponding increase to the carrying value of our investment in the joint venture. Our maximum exposure under the two guarantee arrangements at December 31, 2006 was $5.0 million.

As of December 31, 2006 we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Operating Activities:    Cash flow provided by operations was $135.9 million in 2006 as compared to $113.0 million in 2005. Increased non-cash adjustments in 2006 were partially offset by increased net loss and increases in operating assets and liabilities. Changes in operating assets and liabilities generated cash of $2.4 million in 2006 compared to $25.4 million in 2005. This change was due primarily to lower accounts payable and accrued liabilities, partially offset by decreased inventory and account receivables. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities was $281.8 million in 2006, which primarily consisted of acquisition cost of $201.6 million related to the acquisition of FHS, capital spending of $82.9 million, and $7.7 million received from NISCO as return on capital . This compared to $133.0 million in 2005, which primarily consisted of capital spending of $54.5 million, payment of the working capital adjustment related to the 2004 Acquisition of $54.3 million, payment of transaction advisory fees to one of the Company’s primary stockholders of $8.0 million and the acquisition of a facility in Mexico ($11.5 million). We anticipate that we will spend approximately $90.0 million on capital expenditures in 2007.

Financing Activities:    Net cash provided by financing activities totaled $147.6 million in 2006 as compared to net cash used in financing activities of $7.2 million in 2005. The 2006 cash flow provided by financing activities was primarily comprised of proceeds from issuance of acquisition-related debt of $214.9 million, partially offset by normal debt payments and voluntary prepayments on our term loans of $46.8 million and the repurchase of a portion of the Senior Subordinated Notes for $14.9 million. The 2005 cash flow used in financing activities resulted primarily from principal payment on long-term debt.

Since the consummation of the 2004 Acquisition, we have been significantly leveraged. As of December 31, 2006, we have $1,055.5 million outstanding in aggregate indebtedness, with an additional $110.2 million of borrowing capacity available under our revolving credit facilities (after giving effect to $14.8 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due 5 days after the filing of this Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Senior Credit Facilities.    Our senior credit facilities consist of revolving credit facilities and term loan facilities. Our revolving credit facilities provide for loans in a total principal amount of up to $125 million with a maturity of 2010. The senior credit facilities include a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of 2010, a Term Loan B facility of $115 million with a maturity of December 2011 and a Term Loan C facility of $185 million with a maturity of December 2011. The term loans were used to fund the 2004 Acquisition. As described below the Company also has a Term Loan D facility.

The borrowings under the senior credit facilities denominated in US dollars bear interest at a rate equal to an applicable margin plus, at our or the Canadian Borrower’s option, as applicable, either (a) a base rate determined by reference to the higher of (1) the prime rate of Deutsche Bank Trust Company Americas (or another bank of recognized standing reasonably selected by Deutsche Bank Trust Company Americas) and (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in US dollars for the interest period relevant to such borrowing adjusted for certain additional costs. Borrowings under the senior credit facilities denominated in Canadian dollars bear interest at a rate equal to an applicable margin plus, at the Canadian Borrower’s option, either (a) an adjusted Canadian prime rate determined by reference to the higher of (1) the prime rate of Deutsche Bank AG, Canada Branch for commercial loans made in Canada in Canadian dollars and (2) the average rate per annum for Canadian dollar bankers’ acceptances having a term of 30 days that appears of Reuters Screen CDOR Page plus 0.75% or (b) bankers’ acceptances rate determined by reference to the average discount rate on bankers’ acceptances as quoted on Reuters Screen CDOR Page or as quoted by certain Canadian reference lenders.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also pay customary letter of credit fees.

The Term Loan B facility and the Term Loan C facility amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior credit facilities. During 2006 we made voluntary prepayments totaling $30.0 million on the Term Loan B facility and $5.0 million on the Term Loan C facility. The Term Loan A facility amortizes in equal quarterly installments of C$1.538 million in 2005 and 2006, C$2.308 million in 2007 and 2008, and C$3.846 million in 2009 and 2010.

On February 6, 2006, in conjunction with the closing of the FHS acquisition, we amended our Senior Credit Facilities and closed on Term Loan D with a notional amount of $215 million. The amount of the additional term loan was based on the purchase price of the acquisition and anticipated transaction costs. Term Loan D matures on December 23, 2011 and carries terms and conditions similar to those found in the remainder of our Senior Credit Facilities. Term Loan D was structured as two tranches, $190 million borrowed in U.S. dollars, and €20.7 million borrowed in Euros. The financing was split between currencies to take into consideration the value of the European assets acquired in the FHS transaction.

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

Senior Notes and Senior Subordinated Notes

Our outstanding 7% Senior Notes due 2012 (the ‘‘Senior Notes’’) were issued under an Indenture, dated December 23, 2004 (the ‘‘Senior Indenture’’). Our 8 3/8% Senior Subordinated Notes (the ‘‘Senior Subordinated Notes’’) were also issued under an Indenture, dated December 23, 2004 (the ‘‘Subordinated Indenture’’ and, together with the Senior Indenture, the ‘‘Indentures’’). During 2006 we repurchased $19.5 million notional amount of our Senior Subordinated Notes for $14.9 million.

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

The Indebtedness evidenced by the Senior Subordinated Notes is unsecured Senior Subordinated Indebtedness of the Company, is subordinated in right of payment, as set forth in the Subordinated Indenture, to the prior payment in full in cash or Temporary Cash Investments when due of all existing and future Senior Indebtedness of the Company, including the Company’s Obligations under the Senior Notes and the Credit Agreement, ranks pari passu in right of payment with all existing and future Senior Subordinated Indebtedness of the Company, and is senior in right of payment to all existing and future Subordinated Obligations (as used in respect of the Senior Subordinated Notes) of the Company. The Senior Subordinated Notes are also effectively subordinated to any secured Indebtedness of the Company to the extent of the value of the assets securing such Indebtedness, and to all Indebtedness and other liabilities (including trade payables) of the Company’s Subsidiaries (other than the Subsidiary Guarantors).

Under each Indenture, upon the occurrence of any ‘‘change of control’’ (as defined in each Indenture), unless the Company has exercised its right to redeem all of the outstanding Notes of each holder of Notes of the applicable series shall have the right to require that the Company repurchase such Noteholder’s Notes of such series at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of the applicable Noteholders of record on the relevant record date to receive interest due on the relevant interest payment date). The change of control purchase feature of the Notes may in certain circumstances make more difficult or discourage a sale or takeover of the Company and, thus, the removal of incumbent management.

The Credit Agreement provides that the occurrence of certain change of control events with respect to us would constitute a default thereunder. The Company, its directors, officers, employees or affiliates may, from time-to-time, purchase or sell Senior Notes or Senior Subordinated Notes on the open market.

The Indentures governing the Senior Notes and Senior Subordinated Notes limit our (and most or all of our subsidiaries’) ability to:

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

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Indentures EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Indentures EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Indentures EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, working capital needs, and debt service requirements. Because not all companies use identical calculations, these presentations of EBITDA and Indentures EBITDA may not be comparable to similarly titled measures of other companies.

The following table reconciles net income to EBITDA and pro forma Indentures EBITDA under the credit agreement (dollars in millions):

	Predecessor	Successor	Combined Fiscal 2004	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004		Year Ended December 31, 2005	Year Ended December 31, 2006
Net income (loss)	$83.3	$(4.5)	78.8	8.8	(8.4)
Provision for income tax expense (benefit)	34.2	(1.8)	32.4	2.4	(7.2)
Interest expense, net of interest income	1.8	5.7	7.5	66.6	87.1
Depreciation and amortization	75.6	2.3	77.9	111.2	138.4
EBITDA	$194.9	$1.7	$196.6	$189.0	$209.9
Restructuring(1)	21.2	—	21.2	3.0	23.9
Production Move(2)	3.3	—	3.3	—	—
Foreign exchange gain(3)	—	(3.3)	(3.3)	(1.6)	(2.9)
Pension amortization(4)	5.3	0.1	5.4	—	—
Inventory write-up(5)	—	0.4	0.4	9.8	2.1
Tooling write-up(6)	—	—	—	2.2	—
Purchase and acquisition net costs(7)	—	2.6	2.6	—	—
Stand-alone costs(8)	—	4.0	4.0	—	—
Transition and integration costs(9)	—	—	—	—	1.4
Product remediation(10)	—	—	—	—	2.9
Net gain on bond repurchase(11)	—	—	—	—	(4.1)
Claim reserve(12)	—	—	—	—	1.8
Impairment charges(13)	—	—	—	—	13.2
Other	—	—	—	0.9	—
	224.7	5.5	230.2	203.3	248.2
Pro forma adjustments related to FHS(14)	—	—	—	—	4.4
Equity earnings in joint venture(15)	(0.9)	—	(0.9)	(2.9)	—
Indentures EBITDA	$223.8	$5.5	$229.3	$200.4	$252.6

(1)	Predecessor restructuring charges related to severance and asset impairments primarily related to facility closures for facilities retained by Cooper Tire and any liabilities associated with those facilities.

(2)	Non-recurring costs from the movement of Cleveland facility OEM production to other facilities.

(3)	Unrealized foreign exchange gain on Acquisition-related indebtedness.

(4)	Amortized pension losses eliminated in 2005 as the result of purchase accounting.

(5)	Write-ups of inventory to fair value at the dates of the 2004 Acquisition and acquisition of FHS.

(6)	Purchase accounting adjustment related to tooling projects at the date of the 2004 Acquisition.

(7)	Non-recurring payment of bonuses ($1.0 million) and stock grants ($1.2 million) and non-recurring purchase and acquisition costs of professional fees ($0.4 million) in connection with the 2004 Acquisition.

(8)	Amount by which corporate expenses of Cooper Tire allocated to us on a historical basis exceeded our estimate of costs to operate on a stand-alone basis. This adjustment would not apply to our calculation of Indentures EBITDA.

(9)	Transition and integration costs related to the Acquisition of FHS.

(10)	Product rework and associated costs.

(11)	Net gain on purchase of Senior Subordiated Notes of $19.5 million.

(12)	Reserve reflecting the Company’s best estimate of probable liability in connection with U.S. Bankruptcy Court claim filed by a customer to recover payments made by the customer to the Company allegedly constituting recoverable ‘‘preference’’ payments.

(13)	Impairment charges related to NVH goodwill ($7.5 million) and developed technology ($5.8 million).

(14)	Pro forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to February 6, 2006 and the year ended December 31, 2005. Our credit agreement provides for Pro Forma retroactive adjustments for permitted acquisitions in this calculation.

(15)	The Company’s share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended December 31, 2006 are as follows:

	Covenant Level at December 31, 2006	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	2.92 to 1.0	2.70 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.02 to 1.0	4.50 to 1.0
Indentures
Consolidated Coverage Ratio	3.02 to 1.0	2.00 to 1.0

In addition, under the terms of our Credit Agreement, we are required to repay a portion of our credit facilities by a certain percentage, based on our leverages, of our Excess Cash Flow. As of December 31, 2006, we did not have to make any additional repayment based on the excess cash calculations.

Working capital

Historically we have not generally experienced difficulties in collecting our accounts receivable because most of our customers are large, well-capitalized automobile manufacturers. We believe that we currently have a strong working capital position. As of December 31, 2006, we have net cash of $56.3 million. Our additional borrowing capacity through use of our senior credit facilities with our bank group and other bank lines is $110.2 million (after giving effect to $14.8 million of outstanding letters of credit).

Available cash and contractual commitments

The following table summarizes our contractual cash obligations at December 31, 2006. Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as disclosed, this table does not include information on our recurring purchase of materials for use in production, as our raw materials purchase contracts typically do not meet this definition because they do not require fixed or minimum quantities.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$1,047.0	$12.7	$30.7	$473.1	$530.5
Interest on debt obligations(1)	510.6	84.9	248.2	122.1	55.4
Capital lease obligations	5.3	1.5	1.9	0.9	1.0
Operating lease obligations	74.3	13.4	18.9	14.7	27.3
Other obligations(2)	17.4	17.4	—	—	—
Total	$1,654.6	$129.9	$299.7	$610.8	$614.2

(1)	Interest on $516.5 million of variable rate debt is calculated based on LIBOR rate and Canadian Dollar Bankers Acceptance Rate as of December 31, 2006.

(2)	Noncancellable purchase order commitments for capital expenditures.

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

We also have minimum funding requirements with respect our pension obligations. We expect to make cash contributions of approximately $24 million to our domestic and foreign pension plan asset portfolios in 2007. Our minimum funding requirements after 2007 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not fund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit payments to be approximately $5 million in 2007.

Excluded from the contractual obligation table are open purchase orders at December 31, 2006 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements, and other contracts without express funding requirements.

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

Restructuring

Predecessor Actions

During 2004, the Predecessor incurred severance, asset impairment and other exit costs related to facility closures announced in 2003. These initiatives were substantially completed in 2004. The Predecessor’s remaining obligations related to these facility closures were transferred to Cooper Tire in conjunction with the 2004 Acquisition. The following table summarizes the activity for these initiatives during the year ended December 31, 2004:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2004	3,600	—	—	3,600
Expense incurred	6,700	7,900	6,600	21,200
Cash payments	(8,600)	(7,900)	—	(16,500)
Utilization of reserve	—	—	(6,600)	(6,600)
Retained by Cooper Tire	(1,700)	—	—	(1,700)
Balance at December 31, 2004	$—	$—	$—	$—

Successor Actions – 2005 Initiatives

Following the 2004 Acquisition, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. During 2005, the Company recorded related restructuring costs totaling approximately $2.0 million, as well as reserves in purchase accounting totaling $8.9 million for employee severance and other exit costs. One of the closures was substantially completed in 2006, the other one is expected to be completed in 2007. A total of approximately 750 employees will be terminated as part of these initiatives. Cash payments related to these restructuring activities will extend into 2007.

In addition, the Company announced the restructuring of its operations in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total cost of approximately $0.3 million, including the termination of 26 employees. The Company also recorded additional $0.7 million in severance costs associated with workforce reductions in Europe.

During the year ended December 31, 2006, the Company recorded total costs of $8.7 million related to the previously announced closure in the U.S. These costs consisted of severance, asset impairment, and other exit costs of $1.2 million, $4.1 million, and $3.4 million, partially offset by an estimated postretirement benefit plan curtailment gain of $0.3 million at the closed facilities. Such curtailment gain has been recorded as a reduction of the postretirement benefit liability. Approximately 750 employees will be terminated as part of these initiatives, of which 593 were terminated as of December 31, 2006.

During 2006, the Company also recorded a charge of $5.6 million, consisting of severance, asset impairment, and other exit costs of $4.4 million, $0.9 million, and $0.3 million, respectively, associated with workforce reductions in Europe. A total of 163 employees were terminated as of December 31, 2006 as part of this reduction.

The following table summarizes the activity for the Successor’s 2005 initiatives in 2005 and 2006 (dollar amounts in thousands):

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Purchase price allocation	7,060	1,855	—	8,915
Expense incurred	1,669	1,247	122	3,038
Cash payments	(1,364)	(2,007)	—	(3,371)
Utilization of reserve	—	—	(122)	(122)
Balance at December 31, 2005	$7,365	$1,095	$—	$8,460
Expense incurred	5,607	3,643	5,001	14,251
Cash payments	(9,300)	(4,425)	—	(13,725)
Utilization of reserve and transfers	—	—	(5,001)	(5,001)
Balance at December 31, 2006	$3,672	$313	$—	$3,985

Successor Actions – 2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was essentially completed in 2006 at a total cost of $3.0 million. The Company recorded severance costs of $1.4 million, including the termination of 65 employees. As a result of this closure, the Company sold certain building and equipment for $1.9 million in the fourth quarter of 2006, and recorded the gain on such asset sale of $0.3 million as an offset to asset impairment costs. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$1,410	$1,193	$358	$2,961
Cash (payments) receipts	(1,272)	(1,193)	230	(2,235)
Utilization of reserve	—	—	(588)	(588)
Balance at December 31, 2006	$138	$—	$—	$138

In September 2006, the Company announced a restructuring action and the closure of a manufacturing facility located in the United Kingdom and the transfer of the related production to other facilities in Europe and North America. This closure is expected to be completed by the end of 2007 at an estimated total cost of approximately $16.7 million. The Company recorded severance, asset impairment, and other exit costs of $2.8 million, $3.6 million, and $0.5 million, respectively, during 2006. The Company expects that approximately 258 employees will be terminated, of which 10 were terminated as of December 31, 2006. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$2,837	$481	$3,616	$6,934
Cash payments	(303)	(481)	—	(784)
Utilization of reserve	—	—	(3,616)	(3,616)
Balance at December 31, 2006	$2,534	$—	$—	$2,534

Successor Actions – Acquisition of FHS

In connection with the acquisition of FHS, the Company has formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2007 and 2008 at an estimated total cost of approximately $18.7 million, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11.8 million and $0.7 million, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$11,833	$720	$—	$12,553
Expense incurred	—	10	—	10
Cash payments	(2,577)	(10)	—	(2,587)
Balance at December 31, 2006	$9,256	$720	$—	$9,976

Purchase Accounting

The acquisition of FHS was accounted for under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

Accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2006. The operating results of FHS were included in the consolidated financial statements from the date of acquisition. The following summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$17
Accounts receivable, net	57,477
Inventories, net	22,704
Prepaid expenses	264
Property, plant, and equipment	93,118
Goodwill	52,789
Intangibles, net	26,600
Other assets	16,415
Total assets acquired	269,384
Accounts payable	24,091
Payroll liabilities	11,667
Restructuring	12,553
Accrued liabilities	2,989
Pension	14,750
Deferred income taxes	1,340
Other long-term liabilities	356
Total liabilities assumed	67,746
Net assets acquired	$201,638

Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling and disposal costs, and a normal selling profit. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Property, plant, and equipment and identifiable intangible assets have been recorded at estimated fair value based on valuations prepared by independent appraisers. Restructuring reserves have been recorded based on estimated severance and other exit costs related to terminated FHS employees.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued based on the royalty savings method which allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technology that has been valued under this approach are innovative and technological advancements within our businesses. A total value of $8.6 million has been allocated to developed technology and trademarks and will be amortized on a straight-line basis over six to 12 years. Customer contracts and relationships were valued using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce. A value of $9.0 million has been assigned to customer contracts and will be amortized on a straight-line basis over the expected lives of the related contracts. A value of $9.0 million has been assigned to customer relationships and will be amortized on a straight-line basis over 15 to 20 years.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all tangible and identifiable intangible assets and liabilities have been valued was $52.8 million, some of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included FHS’s leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases.

Stock Purchase Agreement relating to the 2004 Acquisition

Our financial statements prior to December 24, 2004 included elsewhere in this Form 10-K include costs for facilities that were retained by Cooper Tire in connection with the 2004 Acquisition. These facilities are no longer utilized by Cooper Tire or by us or were in the process of being closed. These sites include: the Langage, Estover, and Huntingdon facilities in the United Kingdom; the Bezons facility in France; the Sundern facility in Germany; the Alcobendes facility in Spain; and facilities in the United States located in Rocky Mount, North Carolina; Cleveland, Ohio; Port Clinton, Ohio; Schenectady, New York; Lexington, Kentucky; Mio, Michigan; Luzerne, Michigan; Kittanning, Pennsylvania, and various leased and owned facilities in the metropolitan Detroit, Michigan area.

In addition, liabilities and assets relating to pensions for U.S. salaried employees as of December 23, 2004 were determined and reflected on the books of the Company. In our 2004 balance sheet included elsewhere in this Form 10-K, Cooper Tire’s estimates are used to approximate the value of assets and liabilities that were transferred to us.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 3, ‘‘Significant Accounting Policies,’’ to the combined financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Pre-Production Costs Related to Long Term Supply Arrangements.    Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $7.1 million and $8.0 million at December 31, 2005 and 2006, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $4.8 million and $4.4 million at December 31, 2005 and 2006, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2005 and 2006, $46.1 million and $45.9 million, respectively, was included in accounts receivable for customer-owned tooling of which $18.4 million and $27.1 million, respectively, was not yet invoiced to the customer.

Goodwill.    In connection with the 2004 Acquisition and the acquisition of FHS, we have applied the provisions of SFAS No. 141, Business Combination. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $398.3 million and $435.6 million as of December 31, 2005 and 2006, respectively.

Goodwill is not amortized but is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing on October 1st of each year.

During 2006, our NVH segment experienced unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes on certain platforms, and customer price concessions. The fair value determined in connection with our assessment was less than the book value. As a result we recorded goodwill impairment of $7.5 million related to this segment.

The annual impairment testing for our remaining segments resulted in no additional impairment as the estimated fair values of those segments exceeded their carrying values.

Long-lived assets   –   We estimate the recoverability of long-lived assets based on undiscounted projected cash flows excluding interest and taxes when any impairment is indicated. Other indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. During the fourth quarter of 2006, we evaluated the carrying value of the definite-lived intangible assets in our NVH segment. Based on a discounted cash flow analysis it was determined that the carrying value of NVH intangible assets exceeded their fair value by $5.8 million, and an impairment charge for that amount was recorded.

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

Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination,’’ changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized in current year operations as an employee separation and plant phaseout cost. For additional discussion, please refer to Note 5 to the Consolidated Financial Statements.

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

During 2006, operating losses generated in the United States resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2006. In light of our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2006, we recorded a $0.3 million full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

At December 31, 2006, deferred tax assets for net operating loss and tax credit carry-forwards of $82.1 million were reduced by a valuation allowance of $80.4 million. These deferred tax assets relate principally to net operating loss carry-forwards of our subsidiaries in the United Kingdom, France, Brazil, and Spain. They also relate to U.S foreign tax credits, research and development tax credits, state net operating losses, and state tax credits. Some of these can be utilized indefinitely, while others expire from 2007 through 2026. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Adjustments to pre-acquisition valuation allowances will be offset to goodwill. Adjustments in post-acquisition valuation allowances will be offset to future tax provision.

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

Pensions and postretirement benefits other than pensions.    Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and post-retirement benefit costs were approximately $15.9 million and $8.9 million, respectively, during fiscal 2006.

To develop our discount rate, we considered the available yields on high-quality, fixed-income investments with maturities corresponding to our benefit obligations. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate would have decreased or increased the fiscal 2007 net pension expense by approximately $0.9 million and $1.2 million, respectively. Likewise, a 0.25 percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2006 net pension cost by approximately $80.6 million.

Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to highly volatile market conditions. Holding all other assumptions constant, a 0.25 percentage point decrease or increase in the discount rate would have increased or decreased the minimum pension liability by approximately $7.0 million and $6.0 million, respectively, as of December 31, 2006.

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

Prior to December 24, 2004, the U.S. personnel pension liability was pooled with Cooper Tire and not calculated independently for the automotive business. As part of the 2004 Acquisition, the U.S. pension liability was transferred to the Company. Plan assets for the U.S. salaried and non-bargaining hourly employee plans were transferred to the Company’s new salaried and non-bargaining hourly employee pension plans based on specific Pension Benefit Guarantee Corporation (PBGC) computations. The allocated portion of Cooper Tire’s domestic pension costs amounted to $10.4 million in 2004. The pension cost that was allocated was driven by various calculations and assumptions.

Derivative financial instruments.    Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. The Company does not enter into financial instruments for trading or speculative purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates and currency exchange rates. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative financial instruments’’ and ‘‘Item 8. ‘‘Financial Statements and Supplementary Data’’ (especially Note 20).

As of December 31, 2006, we had $516.5 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.4 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of December 31, 2006, interest rate swap contracts representing $274.5 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month LIBOR rates or Canadian Dollar Bankers Acceptance Rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2006, the fair market value of these swaps was $(8.8) million and the same amount of net losses were recorded in accumulated other comprehensive income (loss). No net gains (losses) related to the interest rate swap contracts were reclassified from accumulated other comprehensive income (loss) into earnings during 2006. The Company does not expect any gains (losses) recorded in accumulated other comprehensive gain (loss) to be reclassified into earnings during the year ended December 31, 2007.

We also used short-term forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by the Company under these arrangements are the Canadian Dollar and the Brazilian Real.

Item 8.	Financial Statements and Supplementary Data

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Ernst & Young LLP, independent registered public accountants	43
Combined and consolidated statements of operations for the years ended December 31, 2006 and 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through December 23, 2004 (Predecessor)	44
Consolidated balance sheets of the Successor as of December 31, 2006 and December 31, 2005	45
Combined statements of changes in net parent investment of the Predecessor for the period from January 1, 2004 through December 23, 2004	46
Consolidated statement of changes in stockholders’ equity of the Successor for the years ended December 31, 2006 and 2005, and the period from December 24, 2004 through December 31, 2004	47
Combined and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through December 23, 2004 (Predecessor)	48
Notes to combined and consolidated financial statements	49
Schedule II Valuation and Qualifying Accounts	86

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, and the period from December 24, 2004 to December 31, 2004. We have also audited the accompanying combined statements of operations, changes in net parent investment and cash flows of the Automotive segment of Cooper Tire & Rubber Company (Predecessor company) for the period from January 1, 2004 to December 23, 2004. Our audits also included the financial statement schedule listed at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and the period from December 24, 2004 through December 31, 2004, and the combined results of operations and cash flows of the Automotive segment of Cooper Tire & Rubber Company (predecessor company) for the period from January 1, 2004 to December 23, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan

March 28, 2007

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Sales	$1,858,930	$4,653	$1,827,440	$2,164,262
Cost of products sold	1,539,159	4,673	1,550,265	1,832,027
Gross profit (loss)	319,771	(20)	277,175	332,235
Selling, administration, & engineering expenses	177,464	5,206	169,702	199,739
Amortization of intangibles	721	16	28,161	31,025
Impairment charges	—	—	—	13,247
Restructuring	21,233	3	3,038	23,905
Operating profit (loss)	120,353	(5,245)	76,274	64,319
Interest expense, net of interest income	(1,750)	(5,682)	(66,583)	(87,147)
Equity earnings	1,021	27	2,781	179
Other income (expense)	(2,125)	4,608	(1,281)	6,985
Income (loss) before income taxes	117,499	(6,292)	11,191	(15,664)
Provision for income tax expense (benefit)	34,150	(1,747)	2,377	(7,244)
Net income (loss)	$83,349	$(4,545)	$8,814	$(8,420)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(Dollar amounts in thousands)

	December 31, 2005	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$62,204	$56,322
Accounts receivable, net	323,476	383,779
Inventories, net	106,620	120,865
Prepaid expenses	19,817	11,349
Other	5,513	10,071
Total current assets	517,630	582,386
Property, plant, and equipment, net	464,634	542,536
Goodwill	398,295	435,636
Intangibles, net	286,200	284,539
Other assets	67,461	66,336
	$1,734,220	$1,911,433
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$11,602	$17,414
Accounts payable	165,059	165,992
Payroll liabilities	50,785	71,650
Accrued liabilities	76,678	76,278
Total current liabilities	304,124	331,334
Long-term debt	890,847	1,038,047
Pension benefits	50,140	60,994
Postretirement benefits other than pensions	92,150	99,300
Deferred tax liabilities	65,006	34,008
Other long-term liabilities	19,723	27,041
Stockholders’ equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,235,100 and 3,238,100 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	32	32
Additional paid-in capital	323,478	323,778
Retained earnings (deficit)	4,269	(4,151)
Cumulative other comprehensive income (loss)	(15,549)	1,050
Total stockholders’ equity	312,230	320,709
	$1,734,220	$1,911,433

The accompanying notes are an integral part of these financial statements.

COMBINED STATEMENTS OF CHANGES IN NET PARENT INVESTMENT

(Dollar amounts in thousands)

	Predecessor
	Investment By and Advances From Parent	Cumulative Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	1,094,379	30,046	1,124,425
Net income for the period	83,349		83,349
Other comprehensive income:
Minimum pension liability, net of $10,404 tax effect		(20,709)	(20,709)
Currency translation adjustment		4,935	4,935
Change in the fair value of derivatives and unrealized gain on marketable securities, net of $1,970 tax effect		3,167	3,167
Comprehensive income for the period			70,742
Net intercompany transactions	(94,020)		(94,020)
Balance at December 23, 2004	$1,083,708	$17,439	$1,101,147

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Successor
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Issuance of common stock	3,192,000	$32	$319,168	$—	$—	$319,200
Net loss for the period from December 24, 2004 to December 31, 2004				(4,545)		(4,545)
Other comprehensive income:
Currency translation adjustment					3,505	3,505
Comprehensive loss						(1,040)
Balance at December 31, 2004	3,192,000	32	319,168	(4,545)	3,505	318,160
Issuance of common stock	46,100		4,610			4,610
Repurchase of common stock	(3,000)		(300)			(300)
Net income for 2005				8,814		8,814
Other comprehensive income:
Minimum pension liability, net of $2,836 tax effect					(4,545)	(4,545)
Currency translation adjustment					(14,509)	(14,509)
Comprehensive loss						(10,240)
Balance at December 31, 2005	3,235,100	32	323,478	4,269	(15,549)	312,230
Issuance of common stock	3,000		300			300
Net loss for 2006				(8,420)		(8,420)
Other comprehensive income:
Minimum pension liability, net of $3,870 tax effect					(3,202)	(3,202)
Currency translation adjustment					25,263	25,263
Fair value change of derivatives, net of $3,319 tax effect					(5,462)	(5,462)
Comprehensive income						8,179
Balance at December 31, 2006	3,238,100	$32	$323,778	$(4,151)	$1,050	$320,709

The accompanying notes are an integral part of these financial statements.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollar amounts in thousands)

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Operating Activities:
Net income (loss)	$83,349	$(4,545)	$8,814	$(8,420)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,369	1,664	83,044	107,408
Amortization	1,205	595	28,161	31,025
Impairment charges	—	—	—	13,247
Gain on bond repurchase	—	—	—	(4,071)
Equity issued in lieu of cash	—	1,200	—	—
Non-cash restructuring charges	6,561	—	122	8,975
Amortization of debt issuance cost	—	76	3,699	5,057
Deferred income taxes	(2,261)	(2,104)	(24,529)	(32,513)
Changes in operating assets and liabilities, net of effects of business acquired:
Accounts receivable	(40,033)	42,895	(30,124)	12,170
Inventories	(6,483)	1,590	11,865	16,897
Prepaid expenses	(2,388)	(1,689)	8	9,532
Accounts payable	7,065	(4,019)	33,447	(30,629)
Accrued liabilities	(12,887)	(8,677)	10,167	(5,536)
Other	23,663	2,362	(11,722)	12,740
Net cash provided by operating activities	132,160	29,348	112,952	135,882
Investing activities:
Property, plant, and equipment	(62,674)	(314)	(54,481)	(82,874)
Acquisition of business, net of cash acquired	—	(1,132,581)	(54,270)	(201,621)
Return on equity investments	—	—	—	7,746
Payment to stockholder related to 2004 Acquisition	—	—	(8,000)	—
Cost of other acquisitions and equity investments	—	—	(17,181)	(4,116)
Other	9,160	(4)	967	(889)
Net cash used in investing activities	(53,514)	(1,132,899)	(132,965)	(281,754)
Financing activities:
Proceeds from issuance of long-term debt	47,326	899,536	—	214,858
Repurchase of bonds	—	—	—	(14,929)
Principal payments on long-term debt	(158,997)	—	(10,340)	(46,786)
Proceeds from issuance of stock	—	318,000	4,610	300
Net changes in advances from Cooper Tire	1,324	—	—	—
Other (including debt issuance costs)	732	(28,256)	(1,424)	(5,810)
Net cash provided by (used in) financing activities	(109,615)	1,189,280	(7,154)	147,633
Effects of exchange rate changes on cash	(15,585)	(2,071)	5,713	(7,643)
Changes in cash and cash equivalents	(46,554)	83,658	(21,454)	(5,882)
Cash and cash equivalents at beginning of period	102,599	—	83,658	62,204
Cash and cash equivalents at end of period	$56,045	$83,658	$62,204	$56,322

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

2004 Acquisition

The Company acquired the Automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) on December 23, 2004 for an aggregated price of $1,219,000. In connection with the acquisition, the Company incurred approximately $24,000 of direct acquisition costs. The acquisition was funded through $318,000 of equity contributions, $200,000 of senior notes (the ‘‘Senior Notes’’), $350,000 of senior subordinated notes (the ‘‘Senior Subordinated Notes’’), and $350,000 of term loan facilities and a $125,000 revolving credit facility (the ‘‘Senior Credit Facilities’’).

2.    Basis of Presentation

The following provides a description of the basis of presentation for all periods presented:

Predecessor   –   Represents the combined financial position, results of operations and cash flows of the automotive segment of Cooper Tire & Rubber Company for all periods prior to the 2004 Acquisition on December 23, 2004, which include certain minor operations not acquired by the Company from Cooper Tire. Revenues of these operations included in the Predecessor statement of operations were approximately $2,000 in Predecessor 2004. This presentation reflects the historical basis of accounting without any application of purchase accounting for the 2004 Acquisition.

Successor   –   Represents our consolidated financial position as of December 31, 2006 and 2005 and our consolidated results of operations and cash flows for the year ended December 31, 2006 and 2005, and the period from December 24, 2004 to December 31, 2004 following the 2004 Acquisition. The results of operations and cash flows for the period from December 24, 2004 to December 31, 2004 reflect the preliminary application of purchase accounting relating to the 2004 Acquisition, described more fully in Note 1, and the adjustments required to reflect the assets and liabilities not acquired in the 2004 Acquisition and the adjustments for domestic pension liabilities previously held by Cooper Tire.

Hereafter, the period from January 1, 2004 to December 23, 2004 will be referred to as ‘‘Predecessor 2004’’ while the period from December 24, 2004 to December 31, 2004 will be referred to as ‘‘Successor 2004.’’ Costs incurred during the shutdown period in late December were absorbed in the period in which production occurred, substantially all of which occurred during the period from January 1, 2004 to December 23, 2004. As a result of the year-end shutdowns common to the automotive industry, combined with an increase in the recorded value of our inventories to their fair market value as of the date of the 2004 Acquisition, gross profit (loss) for this period was minimal.

The combined statements of operations include expenses recorded by the Predecessor or directly charged to the Predecessor by Cooper Tire for periods prior to the 2004 Acquisition. In addition, the combined statements of operations include an allocation of certain general and administrative corporate expenses from Cooper Tire. These services primarily consisted of compensation and benefits administration, payroll processing, legal services, purchasing, auditing, income tax planning and compliance, treasury services, general corporate management, and governance and other corporate functions. These allocations totaled $13,851 in Predecessor 2004. The allocations were determined

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

based on specific services being provided or were allocated based on net sales, headcount, assets or a combination of these factors and are reported in cost of products sold and selling, administration, and engineering expenses in the combined statements of operations. In addition, Cooper Tire charged the Predecessor market rate interest expense on net intercompany advances of $1,882 in Predecessor 2004.

Liabilities incurred for domestic Company insurance, pensions, and current federal and state income taxes were historically retained by Cooper Tire and were recorded through intercompany payables which are included in advances from Parent through the date of the 2004 Acquisition. Subsequent to the 2004 Acquisition, such liabilities are recorded on the Company’s balance sheet. In the U.S., certain medical insurance liabilities were retained by Cooper Tire for the period ending December 23, 2004.

The domestic operations of the Predecessor were included in the United States consolidated tax returns of Cooper Tire with current taxes refundable and payable reported in advances from Parent through the date of the 2004 Acquisition. The Predecessor’s provisions for income taxes were computed on a basis consistent with separate returns. The current taxes refundable or payable related to the Predecessor’s international affiliates represent amounts recoverable or due under separate returns to various foreign governments and are reflected as income taxes refundable or payable. The Predecessor has also been allocated deferred income tax assets and liabilities based on the estimated differences between the book and tax basis of its assets and liabilities.

3.    Significant Accounting Policies

Principles of combination and consolidation   –   The combined financial statements of the Predecessor represent the automotive segment of Cooper Tire. The consolidated financial statements of the Successor represent the accounts of the Company and subsidiaries. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the combined and consolidated financial statements from the dates of acquisition.

The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies, generally this occurs when ownership is between 20 to 50 percent. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence.

The Company’s investment in Nishikawa Standard Company (‘‘NISCO’’), a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $22,151 and $11,199 at December 31, 2005 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Guyoung Technology Co. Ltd, a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $5,691 and $5,960 at December 31, 2005 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Foreign currency   –   The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in net parent investment and stockholders’ equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term investments.

Cash and cash equivalents   –   The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Accounts receivable   –   The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers. Generally the Company does not require collateral for its accounts receivable.

Allowance for doubtful accounts   –   The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $5,454 and $10,146 at December 31, 2005 and 2006, respectively.

Advertising expense   –   Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $774 for Predecessor 2004, $0 for Successor 2004, $917 for 2005, and $825 for 2006.

Inventories   –   Inventories are valued at lower of cost or market. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Effective with the 2004 Acquisition, the Successor accounts for inventories using the FIFO method. Prior to the 2004 Acquisition, the Predecessor determined inventory costs by the last-in, first-out (‘‘LIFO’’) method for substantially all domestic inventories. Costs of other inventories were determined principally by the first-in, first-out (‘‘FIFO’’) method.

Derivative financial instruments   –   reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. The Company does not enter into financial instruments for trading or speculative purposes.

Income taxes   –   Income tax expense in the consolidated and combined statements of operations is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method. Income tax expense in the Predecessor’s statement of operations was calculated on a separate tax return basis as if the Predecessor had operated as a stand-alone entity. The Predecessor’s domestic operations through December 23, 2004 were included in the consolidated income tax returns filed by Cooper Tire.

Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if we determine that it is more likely than not that the asset will not be realized.

Long-lived assets   –   Property, plant, and equipment are recorded at cost and depreciated using primarily the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with definite lives, which include technology, customer contracts, and customer relationships, are amortized over their estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Pre-Production Costs Related to Long Term Supply Arrangements.    Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $7,049 and $7,965 at December 31, 2005 and 2006, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $4,769 and $4,435 at December 31, 2005 and 2006, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2005 and 2006, $46,088 and $45,944, respectively, was included in accounts receivable for customer-owned tooling of which $18,406 and $27,060, respectively, was not yet invoiced to the customer.

Goodwill   –   Goodwill is not amortized but is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing on October 1st of each year.

Revenue Recognition and Sales Commitments   –   We generally enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements can be our obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

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

Research and development   –   Costs are charged to selling, administration and engineering expense as incurred and totaled $62,446 for Predecessor 2004, $948 for Successor 2004, $65,597 for 2005, and $74,791 for 2006.

Stock-based compensation   –   Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted any significant share-based payments during the year ended December 31, 2006. All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Use of estimates   –   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncement

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

In September 2006, SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The interpretive guidance is effective for financial statements covering fiscal years ending after November 15, 2006. The effect of adoption was not significant.

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’    This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007 and is currently evaluating the impact adopting this interpretation will have on its consolidated financial statements.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

4.    Acquisitions

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

In the fourth quarter of 2005, the Company completed the acquisition of a 20 percent equity interest in Guyoung Technology Co. Ltd for cash consideration of approximately $5,700. The Company accounted for its investment in Guyoung under the equity method of accounting. In 2006, the Company increased its equity interest in Guyoung to slightly above 20% for cash consideration of $400. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’). FHS, based in Auburn Hills, Michigan, was a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects, and operated 15 facilities in seven countries. FHS was acquired for $205,000, subject to an adjustment based on the difference between targeted working capital and working capital at the closing date, which was settled in September 2006. Additionally, the Company incurred direct acquisition costs, principally for investment banking, legal, and other professional services. After adjusting for working capital and additional acquisition costs, the total acquisition value under purchase accounting was $201,638.

The consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

The acquisition of FHS was funded pursuant to an amendment to the Company’s Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215,000. The Term Loan D facility was structured in two tranches, with $190,000 borrowed in US dollars and €20,725 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The Company incurred approximately $4,800 of issuance costs associated with these borrowings, primarily for loan arrangement and syndication services, which are included in Other Assets on the condensed consolidated balance sheet. The amendment to the Senior Credit Facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to various market-based rates and amends the interest rate margins previously applicable to Term Loan B and Term Loan C borrowings to mirror those applicable to Term Loan D borrowings, which were market levels at the time the facility closed. The amendment also includes modifications to certain covenants under the Senior Credit Facilities, although the covenant threshold levels remain unchanged.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The acquisition of FHS was accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2006. The operating results of FHS were included in the consolidated financial statements from the date of acquisition. The following summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$17
Accounts receivable, net	57,477
Inventories, net	22,704
Prepaid expenses	264
Property, plant, and equipment	93,118
Goodwill	52,789
Intangibles, net	26,600
Other assets	16,415
Total assets acquired	269,384
Accounts payable	24,091
Payroll liabilities	11,667
Restructuring	12,553
Accrued liabilities	2,989
Pension	14,750
Deferred income taxes	1,340
Other long-term liabilities	356
Total liabilities assumed	67,746
Net assets acquired	$201,638

Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling and disposal costs, and a normal selling profit. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Property, plant, and equipment and identifiable intangible assets have been recorded at estimated fair value based on valuations prepared by independent appraisers. Restructuring reserves have been recorded based on estimated severance and other exit costs related to terminated FHS employees.

Identifiable intangible assets consist primarily of developed technology and customer contracts and relationships. Developed technology was valued based on the royalty savings method which allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the technology or trademark in order to exploit the economic benefits. The technology that has been valued under this approach are innovative and technological advancements within our businesses. A total value of $8,600 has been allocated to developed technology and trademarks and will be amortized on a straight-line basis over six to 12 years. Customer contracts and relationships were valued using the income approach after considering a fair return on fixed assets, working capital, technology, and assembled workforce. A value of $9,000 has been assigned to customer contracts and will be amortized on a straight-line basis over the expected lives of the related contracts. A value of $9,000 has been assigned to customer relationships and will be amortized on a straight-line basis over 15 to 20 years.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values.

The resulting goodwill after all tangible and identifiable intangible assets and liabilities have been valued was $52,789, some of which is tax deductible. Factors that contributed to a purchase price that resulted in recognition of goodwill included FHS’s leading market positions, comprehensive product lines, and geographically diverse global manufacturing and sales bases.

The following unaudited pro forma financial data summarizes the results of operations for the years ended December 31, 2005, and 2006, respectively, as if the acquisition of FHS had occurred as of January 1, 2005 and 2006, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2005 or 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

	2005	2006
Sales	$2,244,810	$2,205,220
Operating Profit	87,359	66,785
Net income (loss)	4,168	(7,999)

In November 2006, the Company increased its ownership position in Jin Young Standard of South Korea from 90% to 100 % for $1,516 in cash.

In December 2006, the Company acquired additional ownership interest in Cooper Saiyang Wuhu Automotive Co., Ltd., a joint venture with Saiyang Sealing in Wuhu, China, for $2,200 in cash, increasing its ownership interest from 74.2% to 88.7%.

5.    Restructuring

Predecessor Actions

During 2004, the Predecessor incurred severance, asset impairment and other exit costs related to facility closures announced in 2003. These initiatives were substantially completed in 2004. The Predecessor’s remaining obligations related to these facility closures were transferred to Cooper Tire in conjunction with the 2004 Acquisition. The following table summarizes the activity for these initiatives during the year ended December 31, 2004:

	Employee Severance Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2004	3,600	—	—	3,600
Expense incurred	6,700	7,900	6,600	21,200
Cash payments	(8,600)	(7,900)	—	(16,500)
Utilization of reserve	—	—	(6,600)	(6,600)
Retained by Cooper Tire	(1,700)	—	—	(1,700)
Balance at December 31, 2004	$—	$—	$—	$—

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Successor Actions – 2005 Initiatives

Following the 2004 Acquisition, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. During 2005, the Company recorded related restructuring costs totaling approximately $2,000, as well as reserves in purchase accounting totaling $8,915 for employee severance and other exit costs. One of the closures was substantially completed in 2006, the other one is expected to be completed in 2007. A total of approximately 750 employees will be terminated as part of these initiatives. Cash payments related to these restructuring activities will extend into 2007.

In addition, the Company announced the restructuring of its operations in Australia during the first quarter of 2005. This initiative was completed in the third quarter of 2005 at a total cost of approximately $326, including the termination of 26 employees. The Company also recorded additional $712 in severance costs associated with workforce reductions in Europe.

During the year ended December 31, 2006, the Company recorded total costs of $8,690 related to the previously announced closure in the U.S. These costs consisted of severance, asset impairment, and other exit costs of $1,167, $4,123, and $3,400, partially offset by an estimated postretirement benefit plan curtailment gain of $251 at the closed facilities. Such curtailment gain has been recorded as a reduction of the postretirement benefit liability. Approximately 750 employees will be terminated as part of these initiatives, of which 593 were terminated as of December 31, 2006.

During 2006, the Company also recorded a charge of $ 5,561, consisting of severance, asset impairment, and other exit costs of $4,440, $878, and $243, respectively, associated with workforce reductions in Europe. A total of 163 employees were terminated as of December 31, 2006 as part of this reduction.

The following table summarizes the activity for the Successor’s 2005 initiatives in 2005 and 2006 (dollar amounts in thousands):

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2005	$—	$—	$—	$—
Purchase price allocation	7,060	1,855	—	8,915
Expense incurred	1,669	1,247	122	3,038
Cash payments	(1,364)	(2,007)	—	(3,371)
Utilization of reserve	—	—	(122)	(122)
Balance at December 31, 2005	$7,365	$1,095	$—	$8,460
Expense incurred	5,607	3,643	5,001	14,251
Cash payments	(9,300)	(4,425)	—	(13,725)
Utilization of reserve and transfers	—	—	(5,001)	(5,001)
Balance at December 31, 2006	$3,672	$313	$—	$3,985

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Successor Actions – 2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was essentially completed in 2006 at a total cost of $2,961. The Company recorded severance costs of $1,410, including the termination of 65 employees. As a result of this closure, the Company sold certain building and equipment for $1,884 in the fourth quarter of 2006, and recorded the gain on such asset sale of $252 as an offset to asset impairment costs. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$1,410	$1,193	$358	$2,961
Cash (payments) receipts	(1,272)	(1,193)	230	(2,235)
Utilization of reserve	—	—	(588)	(588)
Balance at December 31, 2006	$138	$—	$—	$138

In September 2006, the Company announced a restructuring action and the closure of a manufacturing facility located in the United Kingdom and the transfer of the related production to other facilities in Europe and North America. This closure is expected to be completed by the end of 2007 at an estimated total cost of approximately $16,700. The Company recorded severance, asset impairment, and other exit costs of $2,837, $3,616, and $481, respectively, during 2006. The Company expects that approximately 258 employees will be terminated, of which 10 were terminated as of December 31, 2006. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense incurred	$2,837	$481	$3,616	$6,934
Cash payments	(303)	(481)	—	(784)
Utilization of reserve	—	—	(3,616)	(3,616)
Balance at December 31, 2006	$2,534	$—	$—	$2,534

Successor Actions – Acquisition of FHS

In connection with the acquisition of FHS, the Company has formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2007 and 2008 at an estimated total cost of approximately $18,700, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the year ended December 31, 2006:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Purchase price allocation	$11,833	$720	$—	$12,553
Expense incurred	—	10	—	10
Cash payments	(2,577)	(10)	—	(2,587)
Balance at December 31, 2006	$9,256	$720	$—	$9,976

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

6.    Inventories

Inventories are comprised of the following:

	December 31,
	2005	2006
Finished goods	$35,510	$35,441
Work in process	19,880	21,271
Raw materials and supplies	51,230	64,153
	$106,620	$120,865

7.    Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

	December 31,		Estimated Useful Lives
	2005	2006
Land and improvements	$32,786	$39,419
Buildings and improvements	152,319	187,182	15 to 40 years
Machinery and equipment	336,798	456,939	5 to 14 years
Construction in Progress	28,821	52,045
	550,724	735,585
Accumulated depreciation	(86,090)	(193,049)
Property, plant and equipment, net	$464,634	$542,536

Depreciation expense totaled $74,369 for Predecessor 2004, $1,664 for Successor 2004, $83,044 for 2005, and $107,408 for 2006, respectively.

8.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company recorded goodwill totaling $52,789. The changes in goodwill for the year ended December 31, 2006 are as follows:

	Sealing	Fluid	NVH	Total
Balance at January 1, 2006	$76,523	$234,442	$87,330	$398,295
Acquisition of FHS	—	52,789	—	52,789
Other acquisitions	1,067	277	—	1,344
Impairment charge	—	—	(7,483)	(7,483)
Other	(2,219)	(6,775)	(315)	(9,309)
Balance at December 31, 2006	$75,371	$280,733	$79,532	$435,636

During the fourth quarter of 2006 we recorded a goodwill impairment charge of $7,483. This charge, recorded in our NVH segment, was a result of unfavorable operating results, primarily as a result of higher raw material costs, lower production volumes, and customer price concessions.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The following table presents intangible assets and accumulated amortization balances of the Successor as of December 31, 2005 and 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$141,000	$(18,329)	$122,671	7 to 8 years
Customer relationships	153,000	(7,813)	145,187	20 years
Developed technology	18,200	(2,344)	15,856	6 to 10 years
Other	2,756	(270)	2,486
Balance at December 31, 2005	$314,956	$(28,756)	$286,200
Customer contracts	$153,905	$(38,158)	$115,747	7 to 9 years
Customer relationships	166,595	(16,384)	150,211	15 to 20 years
Developed technology	17,548	(3,382)	14,166	5 to 12 years
Trademarks and tradenames	3,000	(187)	2,813	12 to 20 years
Other	2,753	(1,151)	1,602
Balance at December 31, 2006	$343,801	$(59,262)	$284,539

During the fourth quarter of 2006, we recorded an intangible impairment charge of $5,764. Based on a discounted cash flow analysis it was determined that the carrying value of NVH developed technology exceeded its fair value and an impairment charge was recorded.

Amortization expense totaled $1,205 for Predecessor 2004, $595 for Successor 2004, $28,161 for 2005, and $31,025 for 2006. Estimated amortization expense will total approximately $31,000 over each of the next five years.

9.    Debt

Outstanding debt consisted of the following at December 31, 2005 and 2006:

	December 31, 2005	December 31, 2006
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	350,000	330,500
Term Loan A	47,517	42,238
Term Loan B	113,850	82,738
Term Loan C	183,150	176,300
Term Loan D	—	215,183
Revolving Credit Facility	—	—
Capital leases and other borrowings	7,932	8,502
Total debt	902,449	1,055,461
Less: debt payable within one year	(11,602)	(17,414)
Total long-term debt	$890,847	$1,038,047

In connection with the 2004 Acquisition, Cooper-Standard Automotive Inc. issued Senior Notes and Senior Subordinated Notes in a private offering and entered into new Senior Credit Facilities. Cooper-Standard Holdings Inc. has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes. Cooper-Standard Holdings Inc. conducts substantially all of its operations through its subsidiaries and its assets consist primarily of its investment in Cooper-Standard Automotive Inc. In addition to the issuance of the Senior Notes and Senior Subordinated Notes, the Successor assumed certain debt instruments existing at the Acquisition date.

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

In connection with the private offering of the Senior Notes and Senior Subordinated Notes, on May 27, 2005, the Company completed an exchange offer where these notes were exchanged for notes registered under the Securities Act of 1933 pursuant to a registration statement on Form S-4.

During the year ended December 31, 2006, the Company purchased, at a discount, $19,500 of its $350,000 outstanding Senior Subordinated Notes on the open market. The purchase was accounted for as an extinguishment of debt and, accordingly, $4,071 was recognized as a gain on debt extinguishment, after writing off the related unamortized debt issuance costs. The gain is included in other income (expense) in the consolidated statement of operations.

The Senior Credit Facilities consist of a revolving credit facility and various senior term loan facilities with maturities in 2010 and 2011, including Term Loan B, which is a U.S. dollar-denominated obligation of our Canadian subsidiary. The revolving credit facility provides for borrowings up to $125,000 including the availability of letters of credit, a portion of which is also available in Canadian dollars and bears interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in the applicable currency for the interest period relevant to such borrowing adjusted for certain additional costs. Interest is generally due quarterly in arrears and is also due upon the expiration of any particular loan. Interest rates under the Senior Credit Facilities averaged 7.60% during 2006. We are also required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 0.5% per annum and customary letter of credit fees. As of December 31, 2005 and 2006, the Company had $15,993 and $14,813 of standby letters of credit outstanding, leaving $109,007 and $110,187 of availability, respectively. The Successor incurred a $4,000 bridge loan fee related to contingent short-term financing arranged to fund the 2004 Acquisition. Such fee is included in Successor 2004 interest expense as the bridge loan arrangement expired unexercised upon the issuance of the Senior Notes and the Senior Subordinated Notes.

The term loans amortize quarterly subject to certain formulae contained in the agreements. The Senior Credit Facilities are unconditionally guaranteed on a senior secured basis by the Company and, subject to certain exceptions, substantially all existing and future domestic subsidiaries of the Company and the Company’s Canadian subsidiaries in the case of Term Loans A and B and Canadian dollar borrowings under the revolving credit facility. In addition, all obligations under the Senior Credit Facilities and the guarantees of those obligations are secured by substantially all the assets of the Company, subject to certain exceptions.

During the year ended December 31, 2006, the Company made voluntary prepayments totaling $30,000 on the Term Loan B facility and $5,000 on the Term Loan C facility.

The Senior Credit Facilities and Senior Notes and Senior Subordinated Notes contain covenants that, among other things, restrict, subject to certain exceptions, the ability to sell assets, incur additional indebtedness, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes),

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. In addition, the Senior Credit Facilities contain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Credit Facilities. As of December 31, 2005 and 2006, the Company was in compliance with all of its financial covenants.

The Company along with its joint venture partner, Nishikawa Rubber Company, has provided a guarantee of a portion of the bank loans of its NISCO joint venture. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the joint venture partners. As of December 31, 2005 and 2006, the Company has recorded $22 and $14 of the liability, respectively, related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at both December 31, 2005 and 2006 was approximately $5,000.

The Company uses a global cash management vehicle to pool excess cash from domestic and foreign subsidiaries and present on a net basis as cash on the balance sheets of such subsidiaries. At December 31, 2005 and 2006, the Company’s net cash balances under this arrangement were $9,932 and $5,901, respectively. Other borrowings at December 31, 2005 and 2006 reflect borrowings under capital leases and local bank lines, including $2,052 and $3,230 of short-term note payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

The maturities of long-term debt at December 31, 2006 are as follows and include the estimated amortization of the term loans:

2007	$17,414
2008	13,664
2009	18,832
2010	18,417
2011	455,623
Thereafter	531,511
$1,055,461

Interest paid on third party debt was $2,371, $4,129, $63,834, and $85,690 for Predecessor 2004, Successor 2004, 2005, and 2006, respectively. Interest paid on intercompany amounts with Cooper Tire was $1,882 for Predecessor 2004.

10.    Pensions

The Company maintains defined benefit pension plans covering substantially all employees located in the United States. Benefits generally are based on compensation and length of service for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of the Company. Prior to the 2004 Acquisition, the balance sheet accounts related to the Predecessor’s domestic plans were recorded on the balance sheet of Cooper Tire. The Company’s allocated portion of Cooper Tire’s domestic pension costs amounted to $10,405 in 2004. Effective with the 2004 Acquisition, the Company assumed its allocable share of the assets and liabilities of the domestic pension plans. The Company also sponsors defined benefit pension plans for employees in some of its international locations.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. Matching contributions under these plans totaled $2,886 in 2004, $2,468 in 2005, and $2,151 in 2006, respectively.

The Company’s measurement date for the majority of its plans is October 1st. The following tables disclose information related to the Company’s defined benefit pension plans. In conjunction with the acquisition of FHS, the Company recorded the unfunded amount of the projected benefit obligation of FHS’s domestic and international defined benefit pension plans on the Company’s balance sheet.

	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$187,847	$66,069	$212,446	$74,057
Service cost – employer	8,599	3,265	11,922	4,930
Participant contributions	—	36	—	37
Interest cost	11,307	3,696	13,469	4,383
Actuarial loss	9,761	7,575	4,838	5,878
Amendments	—	112	—	957
Benefits paid	(7,987)	(5,048)	(13,923)	(4,774)
Foreign currency exchange rate effect	—	(1,648)	—	4,756
Acquisition of FHS	—	—	28,582	10,376
Other	2,919	—	(389)	(14)
Projected benefit obligations at end of period	$212,446	$74,057	$256,945	$100,586
Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$148,146	$38,100	$157,389	$43,148
Actual return on plans’ assets	6,359	5,969	15,624	2,918
Employer contributions	11,307	3,954	20,680	5,952
Participant contributions	—	36	—	37
Benefits paid	(7,987)	(5,048)	(13,923)	(4,401)
Foreign currency exchange rate effect	—	137	—	1,106
Acquisition of FHS	—	—	24,208	—
Other	(436)	—	(1,571)	—
Fair value of plans’ assets at end of period	$157,389	$43,148	$202,407	$48,760
Funded status of the plans	$(55,057)	$(30,909)	$(54,538)	$(51,826)
Unrecognized actuarial loss	16,037	4,934	20,895	11,571
Unrecognized prior service cost	561	115	1,707	969
Net amount recognized at December 31	$(38,459)	$(25,860)	$(31,936)	$(39,286)
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(18,233)	$(3,888)	$(17,888)	$(6,004)
Pension benefits (long term)	(26,492)	(23,648)	(19,334)	(41,660)
Intangible Assets	561	—	1,201	846
Other comprehensive income	5,705	1,676	4,085	7,532
Net amount recognized at December 31	$(38,459)	$(25,860)	$(31,936)	$(39,286)

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $190,841 and $62,687 at December 31, 2005 and $232,126 and $88,550 at December 31, 2006, respectively. The projected benefit obligation and accumulated benefit obligation of each of our plans exceed the fair value of the respective plan assets at December 31, 2005 and 2006:

Weighted average assumptions used to determine benefit obligations at December 31:

	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.8%	3.9% to 6.5%	5.8%	4.3% to 6.5%
Rate of compensation increase	3.3%	2.5% to 7.5%	3.3%	2.6% to 5.0%

The following table provides the components of net pension expense for the plans:

	2004		2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8,982	$2,781	$8,599	$3,265	$11,922	$4,930
Interest cost	11,782	3,275	11,307	3,696	13,469	4,383
Expected return on plan assets	(13,571)	(2,937)	(12,635)	(3,369)	(15,951)	(3,540)
Amortization of prior service cost and recognized actuarial loss	3,212	689	—	—	282	221
Other	—	—	—	—	60	136
Net periodic benefit cost	$10,405	$3,808	$7,271	$3,592	$9,782	$6,130

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	2004		2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.3%	4.5% to 7.0%	6.0%	4.4% to 6.5%	5.8%	3.9% to 6.5%
Expected return on plan assets	9.0%	9.0%	9.0%	8.8% to 9.0%	8.5% to 8.8%	7.5% to 8.0%
Rate of compensation increase	3.3%	2.5% to 7.5%	3.3%	2.5% to 7.5%	3.3%	2.5% to 7.5%

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2005 and 2006 by asset category are approximately as follows:

	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	60%	62%	58%	65%
Debt securities	32%	38%	35%	35%
Real Estate	8%	0%	7%	0%
Cash and cash equivalents	0%	0%	0%	0%
	100%	100%	100%	100%

Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2007	10,160	4,583	14,743
2008	10,786	4,580	15,366
2009	11,777	4,844	16,621
2010	12,729	5,390	18,119
2011	13,364	5,647	19,011
2012 - 2016	85,397	31,033	116,430

The Company estimates it will make cash contribution of approximately $24,000 to its pension plans in 2007.

11.    Postretirement Benefits Other Than Pensions

The Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and certain hourly employees and employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. Independent actuaries determine postretirement benefit costs for each applicable subsidiary of the Company. The Company’s policy is to fund the cost of these postretirement benefits as these benefits become payable.

The Company’s measurement date for the majority of its plans is October 1st. The following tables disclose information related to the Company’s postretirement benefit plans.

	2005		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$84,044	$8,757	$85,762	$10,533
Service cost	2,647	436	2,885	553
Interest cost	5,072	521	4,944	594
Actuarial loss (gain)	(517)	701	2,314	192
Benefits paid	(4,166)	(194)	(2,040)	(226)
Administrative expenses paid	(152)	—	(152)	—
Curtailment gain	—	—	(1,608)	—
Other	(1,166)	312	—	20
Benefit obligation at end of year	$85,762	$10,533	$92,105	$11,666
Funded status of the plans	$(85,762)	$(10,533)	$(92,105)	$(11,666)
Contributions between October 1 and December 31, 2006	—	—	516	58
Immediate recognition of benefit cost	—	—	(932)	—
Unrecognized actuarial loss (gain)	(517)	679	189	830
Unrecognized prior service cost	(1,166)	—	(826)	—
Net amount recognized at December 31	$(87,445)	$(9,854)	$(93,158)	$(10,778)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Act’’) was enacted in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

well as a federal subsidy to sponsors of retiree health plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Staff Position (‘‘FSP’’) 106-2, ‘‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.’’ This FSP provided accounting and disclosure guidance for employers who sponsor postretirement health care plans that provide drug benefits. Regulations regarding implementation of provisions relevant to the Company’s accounting are complex and contain acknowledged open issues. The Company recorded their potential effect during the third quarter of 2004, retroactive to January 1, 2004 as prescribed by FSP 106-2. The Act reduced net periodic postretirement benefit cost by $444 in 2004. The total impact on the Company’s actuarial liability under all domestic plans was a reduction of $2,903.

The following table provides the components of net periodic expense for the plans:

	2004	2005	2006
Service cost	$2,809	$3,083	$3,438
Interest cost	6,121	5,593	5,538
Amortization of prior service cost
and recognized actuarial loss	1,526	—	(88)
Net periodic benefit cost	$10,456	$8,676	$8,888

The weighted average assumed discount rate used to determine domestic benefit obligations was 5.8% at December 31, 2005 and 2006. The weighted-average assumed discount rate used to determine domestic net periodic expense was 6.3%, 6.0%, and 5.8% for 2004, 2005, and 2006, respectively.

At December 31, 2006, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 10.0% for 2007 grading down over time to 5.0% in 2014. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$464	$(328)
Effect on projected benefit obligations	5,001	(4,091)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2007	$4,454	$247	$4,701
2008	4,710	267	4,977
2009	4,975	288	5,263
2010	5,300	311	5,611
2011	5,648	336	5,984
2012 - 2016	33,738	2,130	35,868

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

12.    Income Taxes

Components of the Company’s income before income taxes are as follows:

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Domestic	$35,317	$(9,789)	$(54,791)	$(78,987)
Foreign	82,182	3,497	65,982	63,323
	$117,499	$(6,292)	$11,191	$(15,664)

The Company’s provision (benefit) for income taxes consists of the following:

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Current
Federal	$13,005	$—	$—	$—
State	525	—	—	—
Foreign	22,881	357	24,060	25,269
Deferred
Federal	(4,879)	(2,230)	(22,356)	(25,359)
State	—	—	(1,350)	(3,013)
Foreign	2,618	126	2,023	(4,141)
	$34,150	$(1,747)	$2,377	$(7,244)

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Tax at U.S. statutory rate	$41,125	$(2,202)	$3,917	$(5,482)
State and local taxes	342	—	(1,702)	(3,013)
Tax credits	(3,257)	—	(5,950)	(7,571)
Extraterritorial income exclusion	(765)	—	(805)	(646)
Effect of foreign tax rates	1,781	505	(2,819)	(3,056)
Valuation allowance	(5,484)	—	6,475	10,290
Other, net	408	(50)	3,261	2,234
Income tax provision	$34,150	$(1,747)	$2,377	$(7,244)
Effective income tax rate	29.1%	27.8%	21.2%	46.2%

Payment for income taxes net of refunds in Predecessor 2004, Successor 2004, Successor 2005, and Successor 2006, was $24,043, $0, $17,234, and $34,164, respectively.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2005	2006
Deferred tax assets:
Postretirement and other benefits	$62,694	$66,240
Capitalized Expenditures	—	17,100
Net operating loss and tax credit carryforwards	83,048	82,107
All other items	16,662	28,916
Total deferred tax assets	162,404	194,363
Deferred tax liabilities:
Property, plant and equipment	(25,151)	(9,412)
Intangibles	(104,698)	(99,487)
All other items	(14,543)	(12,534)
Total deferred tax liabilities	(144,392)	(121,433)
Valuation allowances	(70,983)	(80,748)
Net deferred tax liabilities	$(52,971)	$(7,818)

The net deferred taxes in the consolidated balance sheet are as follows:

	Successor
	2005	2006
Current Assets	$5,513	$10,071
Non-Current Assets	8,387	17,058
Current Liabilities	(1,865)	(939)
Non-Current Liabilities	(65,006)	(34,008)
	$(52,971)	$(7,818)

At December 31, 2006, the Company’s foreign subsidiaries, primarily in the United Kingdom, France, Brazil, Germany, and Australia, have operating loss carryforwards aggregating $90,000 with indefinite expiration periods while Spain has an operating loss carryforward of $10,900 with expiration dates beginning in 2009. Other foreign subsidiaries in Czech Republic, Mexico, and Korea have operating losses aggregating $3,000, with expiration dates beginning in 2008. The U.S. foreign tax credit and research tax credit carryforwards are $18,200 and $14,800 respectively, with expiration dates beginning in 2011 and 2025. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $14,200 with expiration dates beginning in 2007.

During 2006, operating losses generated in the United States resulted in a decrease in the carrying value of our U.S. deferred tax liability to the point that would result in a net U.S. deferred tax asset at December 31, 2006. In light of our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2006, we recorded a $255 full valuation allowance on our net U.S. deferred tax asset. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

At December 31, 2006, the Company has valuation allowances of $62,485 recorded on purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill to the extent goodwill exists. During 2006 a valuation allowance totaling $10,290 was recorded against current year benefits, reducing the Company’s deferred tax assets. As of December 31, 2006 the Company has valuation allowances totaling $80,748 recorded against its deferred tax assets.

Deferred income taxes have not been provided on approximately $342,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the Acquisition.

13.    Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $14,660, $99, $15,060, and $19,835 for Predecessor 2004, Successor 2004, 2005, and 2006, respectively.

Future minimum payments for all non-cancelable operating leases are as follows:

2007	$13,462
2008	10,283
2009	8,581
2010	7,631
2011	7,035
Thereafter	27,347

14.    Cumulative Other Comprehensive Income

Cumulative other comprehensive income in the accompanying balance sheets consists of:

	Successor
	2005	2006
Cumulative currency translation adjustment	$(11,004)	$14,259
Minimum pension liability	(7,381)	(11,617)
Tax effect	2,836	3,870
Net	(4,545)	(7,747)
Fair value change of derivatives		(8,781)
Tax effect		3,319
Net		(5,462)
	$(15,549)	$1,050

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

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $15,567 and $17,356 at December 31, 2005 and 2006, respectively.

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

16.    Other Income (Expense)

The components of Other Income (Expense) for the years Predecessor 2004, Successor 2004, 2005, and 2006 are as follows:

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006
Foreign currency gains (losses)	$(1,308)	$4,575	$(98)	$3,771
Minority interest	(799)	33	(1,153)	(858)
Net gains on repurchase of debt	—	—	—	4,071
Gains (losses) on fixed assets disposals	(18)	—	(30)	1
	$(2,125)	$4,608	$(1,281)	$6,985

17.    Related Party Transactions

The Predecessor had transactions in the normal course of business with Cooper Tire, including the purchase of raw materials which totaled $22,095 in Predecessor 2004. Such purchases are no longer considered related party transactions for periods subsequent to the 2004 Acquisition. Additionally, as part of the 2004 Acquisition, the Company executed a Transition Services Agreement with Cooper Tire whereby Cooper Tire agreed to provide a number of transitional services to the Company, including payroll, travel, and employee benefits administration, treasury, purchasing, employee training, and information technology. The Company agreed to pay Cooper Tire specified amounts for certain of these services on a specific period or an as needed basis. Cooper Tire’s obligation to provide such services generally terminated by June 30, 2005, though payroll services continued through September 30, 2005. The Company incurred approximately $900 of expenses related to these services in 2005.

Sales to NISCO, a 50 percent owned joint venture, totaled $13,788, $0, $21,764, and $32,140 in Predecessor 2004, Successor 2004, 2005, and 2006, respectively. In 2006, the Company received from NISCO a dividend of $10,000, consisting of $2,254 related to earnings during the Successor period and a $7,746 return of capital.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $4,181 in 2006.

In connection with the 2004 Acquisition, the Company paid its two primary stockholders transaction advisory fees totaling $12,000 and $8,000 of such payments was made in January 2005. Additionally,

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

affiliates of one of the primary stockholders participate as lenders to the Company and received fees totaling approximately $5,200 as part of the Acquisition financing.

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two primary stockholders in February 2006.

18.    Capital Stock and Stock Options

The Successor was capitalized at the date of 2004 Acquisition via the sale of 3,180,000 shares of common stock for $318,000 to two investor groups. The Successor also issued $1,200 of common stock to two members of the Board of Directors for services rendered, which is included in selling, administration, and engineering expenses in Successor 2004. Following the 2004 Acquisition and through December 31, 2006, four members of the Board of Directors and certain members of senior management purchased $4,910 of common stock. The Company repurchased $300 of common stock during 2005 from one such member of senior management whose employment with the Company terminated in 2005.

Effective as of the closing of the 2004 Acquisition, the Successor established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees and directors. As of December 31, 2005 and 2006, the Company had 228,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain employees and directors to purchase 202,017 and 206,042 shares of common stock, respectively, at a price of $100 per share, which was determined by the Company to be fair market value. These options have a ten-year life. Except in the case of one executive who joined the Company in 2006, all outstanding option grants were made upon the closing of the 2004 Acquisition or in the first year thereafter. One-half of the options granted to employees in this initial period vest on a performance basis, 20% per year over five years; the remaining one-half vest on a performance basis, 20% per year that Company performance targets are reached for five years or 100% after eight years, with certain acceleration provisions. The same principles apply in the case of the grant to the newly-hired executive in 2006, except that only the last three years of the five-year period are taken into account, and vesting occurs in increments of 33% rather than 20%. Options granted to employees covering 39,806 and 69,059 shares were vested as of December 31, 2005 and 2006, respectively. All of the options granted to directors vest on a time basis, 20% per year over five years. No options granted to directors were vested as of December 31, 2005; options granted to directors covering an aggregate of 600 shares were vested as of December 31, 2006. During the Predecessor periods, Cooper Tire granted stock options to certain employees to purchase common stock of Cooper Tire. Upon the 2004 Acquisition, the outstanding options were either forfeited or settled by Cooper Tire in accordance with their respective terms. Unvested options for certain employees were settled in cash by Cooper Tire.

19.    Business Segments

The Company is a leading global manufacturer of automotive components primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The principal customers for the Company’s products are headquartered in North America, Europe, and Asia. The Company manages its operations through the following business segments:

Sealing   –   Designs and manufactures body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion.

Fluid   –   Designs and manufactures fluid handling subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

NVH   –   Designs and manufactures systems and components that control and isolate noise and vibration in a vehicle to improve ride and handling.

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

The accounting policies of the Company’s business segments are consistent with those described in Note 3. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. However, certain shared costs are not allocated to the segments and are included below in Eliminations and other. Intersegment sales are conducted at market prices. Segment assets are calculated based on a moving average over several quarters and exclude corporate assets, goodwill, intangible assets, deferred taxes, and certain other assets.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

	Predecessor	Successor
	2004	2004	2005	2006
Sales to external customers
Sealing	$864,573	$2,245	$888,018	$880,063
Fluid	639,998	2,112	635,325	1,011,062
NVH	354,601	296	304,092	273,137
Eliminations and other	(242)	—	5	—
Consolidated	$1,858,930	$4,653	$1,827,440	$2,164,262
Intersegment sales
Sealing	$59	$—	$23	$—
Fluid	3	—	—	—
NVH	35,456	—	38,610	39,198
Eliminations and other	(35,518)	—	(38,633)	(39,198)
Consolidated	$—	$—	$—	$—
Segment profit
Sealing	$13,615	$(1,625)	$3,427	$7,809
Fluid	70,036	(3,204)	19,631	13,281
NVH	34,836	(1,514)	(11,867)	(36,754)
Other	(988)	51	—	—
Income before income taxes	$117,499	$(6,292)	$11,191	$(15,664)
Depreciation and amortization expense
Sealing	$40,468	$883	$49,104	$50,302
Fluid	18,028	428	39,682	63,340
NVH	10,647	227	19,709	20,258
Other	6,431	721	2,710	4,533
Consolidated	$75,574	$2,259	$111,205	$138,433
Capital expenditures
Sealing	$35,633	$189	$24,506	$36,293
Fluid	18,579	31	14,766	35,388
NVH	6,180	60	9,364	8,330
Other	2,282	34	5,845	2,863
Consolidated	$62,674	$314	$54,481	$82,874
Segment assets
Sealing			$666,154	$616,065
Fluid			737,716	984,935
NVH			285,418	246,084
Other			44,932	64,349
Consolidated			$1,734,220	$1,911,433

Net interest expense included in segment profit for Sealing, Fluid, and NVH totaled $1,948, $(278), and $80, respectively, for Predecessor 2004; $3,033, $1,760, and $890, respectively, for Successor 2004, $34,795, $21,411, and $10,377, respectively, for 2005, and $33,485, $41,774, $11,888, respectively, for 2006. Restructuring costs included in segment profit for Sealing, Fluid, and NVH totaled $16,598, $4,635, and $0, respectively, for Predecessor 2004; $3, $0, and $0, respectively, for Successor 2004, $2,175, $328, and $535, respectively, for 2005, and $13,806, $4,402, and $5,697, respectively, for 2006. Substantially all equity earnings relate to Sealing.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Predecessor	Successor
	2004	2004	2005	2006
Revenues
United States	$844,396	$1,031	$774,517	$806,630
Canada	338,540	58	339,689	392,329
Mexico	109,246	393	133,184	258,117
Other	566,748	3,171	580,050	707,186
Consolidated	$1,858,930	$4,653	$1,827,440	$2,164,262
Long-lived assets
United States			$180,661	$211,164
Canada			65,871	71,042
Mexico			49,157	56,762
Other			168,945	203,568
Consolidated			$464,634	$542,536

Net sales to customers of the Company which contributed ten percent or more of its total consolidated net sales and the related percentage of consolidated Company sales for 2004, 2005, and 2006 are as follows:

	2004 Percentage of Combined Net Sales	2005 Percentage of Combined Net Sales	2006 Percentage of Combined Net Sales
Customer
Ford	35%	33%	29%
General Motors	21%	23%	25%
DaimlerChrysler	14%	12%	10%

20.    Fair Value of Financial Instruments

With the exception of the Senior and Senior Subordinated Notes, the fair value of the Company’s financial instruments approximate their carrying values. Fair values of the Senior and Senior Subordinated Notes approximated $450,000 and $441,100 at December 31, 2005 and 2006, based on quoted market prices, compared to the recorded values totaling $550,000 and $530,500, respectively.

Interest Rate Swaps – During the second quarter of 2006, the Company entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

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

As of December 31, 2006, interest rate swap contracts representing $274,471 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. These contracts

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2006, the fair market value of $(8,781) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss). No net gains (losses) related to the interest rate swap contracts were reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2006. The Company does not expect any gains (losses) recorded in accumulated other comprehensive gain (loss) to be reclassified into earnings during the year ended December 31, 2007.

Forward foreign exchange contracts – The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar and the Brazilian Real. Gains of $1,729 related to these contracts were recorded in other income during 2006.

21.    Selected Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$470,141	$489,141	$426,655	$441,503
Gross profit	68,377	79,269	58,331	71,198
Net income (loss)	(478)	7,668	(1,108)	2,732

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Sales	$540,371	$592,479	$505,459	$525,953
Gross profit	86,695	101,119	62,522	81,899
Net income (loss)	5,482	20,067	(27,006)	(6,963)

22.    Guarantor and Non-Guarantor Subsidiaries

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

COMBINING STATEMENT OF OPERATIONS
For the Period January 1, 2004 to December 23, 2004

	Predecessor
					Combined Totals
	Issuer	Guarantors	Non-Guarantors	Eliminations
Sales	$633.8	$338.2	$950.2	$(63.3)	$1,858.9
Cost of products sold	568.4	265.6	768.4	(63.3)	1,539.1
Selling, admin, and engineering expenses	115.8	19.8	41.9	—	177.5
Amortization of intangibles	0.5	—	0.2	—	0.7
Restructuring	2.6	—	18.6	—	21.2
Operating profit (loss)	(53.5)	52.8	121.1	—	120.4
Interest expense, net of interest income:
Third parties	0.1	(0.1)	0.1	—	0.1
Affiliates	(0.5)	—	(1.4)	—	(1.9)
Equity earnings	0.1	0.9	—	—	1.0
Other income (expense)	35.5	—	(37.6)	—	(2.1)
Income (loss) before income taxes	(18.3)	53.6	82.2	—	117.5
Provision for income tax expense (benefit)	(4.7)	13.8	25.1	—	34.2
Income (loss) before equity in income
(loss) of subsidiaries	(13.6)	39.8	57.1	—	83.3
Equity in net income (loss) of subsidiaries	52.4	—	—	(52.4)	—
NET INCOME	$38.8	$39.8	$57.1	$(52.4)	$83.3

CONSOLIDATING STATEMENT OF OPERATIONS
For the Period December 24, 2004 to December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$0.7	$0.9	$3.2	$(0.1)	$4.7
Cost of products sold	—	0.7	0.9	3.2	(0.1)	4.7
Selling, admin, and engineering expenses	1.2	3.0	0.3	0.7	—	5.2
Amortization of intangibles	—	—	—	—	—	—
Restructuring	—	—	—	—	—	—
Operating loss	(1.2)	(3.0)	(0.3)	(0.7)	—	(5.2)
Interest expense, net of interest income	—	(5.4)	—	(0.3)	—	(5.7)
Equity earnings	—	—	—	—	—	—
Other income, net	—	0.1	—	4.5	—	4.6
Income (loss) before income taxes	(1.2)	(8.3)	(0.3)	3.5	—	(6.3)
Provision for income tax expense (benefit)	(0.4)	(2.9)	(0.1)	1.6	—	(1.8)
Income (loss) before equity in income (loss) of subsidiaries	(0.8)	(5.4)	(0.2)	1.9	—	(4.5)
Equity in net income (loss) of subsidiaries	(3.7)	(6.5)	—	—	10.2	—
NET INCOME (LOSS)	$(4.5)	$(11.9)	$(0.2)	$1.9	$10.2	$(4.5)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$577.1	$326.4	$990.9	$(67.0)	$1,827.4
Cost of products sold	—	525.0	261.5	830.8	(67.0)	1,550.3
Selling, admin, and engineering expenses	—	104.4	19.6	45.7	—	169.7
Amortization of intangibles		27.9	0.2			28.1
Restructuring	—	1.7	—	1.3	—	3.0
Operating profit (loss)	—	(81.9)	45.1	113.1	—	76.3
Interest expense, net of interest income	—	(56.1)	—	(10.5)	—	(66.6)
Equity earnings	—	(0.1)	2.9	—	—	2.8
Other income (expense)	—	31.6	—	(32.9)	—	(1.3)
Income (loss) before income taxes	—	(106.5)	48.0	69.7	—	11.2
Provision for income tax expense (benefit)	—	(46.1)	20.8	27.7	—	2.4
Income (loss) before equity in income (loss) of subsidiaries	—	(60.4)	27.2	42.0	—	8.8
Equity in net income (loss) of subsidiaries	8.8	69.2	—	—	(78.0)	—
NET INCOME	$8.8	$8.8	$27.2	$42.0	$(78.0)	$8.8

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$471.3	$586.0	$1,209.7	$(102.7)	$2,164.3
Cost of products sold	—	427.5	487.6	1,019.7	(102.7)	1,832.1
Selling, administration, & engineering expenses	—	106.2	44.3	49.3	—	199.8
Amortization of intangibles	—	21.6	2.5	6.9	—	31.0
Impairment charges	—	13.2	—	—	—	13.2
Restructuring	—	7.0	0.8	16.1	—	23.9
Operating profit (loss)	—	(104.2)	50.8	117.7	—	64.3
Interest expense, net of interest income	—	(74.3)	—	(12.9)	—	(87.2)
Equity earnings	—	(0.1)	0.3	—	—	0.2
Other income (expense)	—	47.2	1.8	(42.0)	—	7.0
Income (loss) before income taxes	—	(131.4)	52.9	62.8	—	(15.7)
Provision for income tax expense (benefit)	—	(50.3)	20.2	22.8	—	(7.3)
Income (loss) before equity in income (loss) of subsidiaries	—	(81.1)	32.7	40.0	—	(8.4)
Equity in net income (loss) of subsidiaries	(8.4)	72.6	—	—	(64.2)	—
NET INCOME (LOSS)	$(8.4)	$(8.5)	$32.7	$40.0	$(64.2)	$(8.4)

CONSOLIDATING BALANCE SHEET
December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$5.4	$—	$56.8	$—	$62.2
Accounts receivable, net	—	85.6	59.3	178.6	—	323.5
Inventories	—	32.6	18.6	55.4	—	106.6
Other	—	11.1	(2.1)	16.3	—	25.3
Total current assets	—	134.7	75.8	307.1	—	517.6
Investments in affiliates and
intercompany accounts, net	312.2	(18.5)	366.2	246.3	(878.1)	28.1
Property, plant, and equipment, net	—	113.3	85.6	265.7	—	464.6
Goodwill	—	398.3	—	—	—	398.3
Other assets	—	309.9	0.6	15.1	—	325.6
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2
LIABILITIES &
STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$2.0	$—	$9.6	$—	$11.6
Accounts payable	—	59.3	18.6	87.2	—	165.1
Accrued liabilities	—	69.4	4.3	53.8	—	127.5
Total current liabilities	—	130.7	22.9	150.6	—	304.2
Long-term debt	—	731.7	—	159.1	—	890.8
Other long-term liabilities	—	183.8	0.2	43.0	—	227.0
	—	1,046.2	23.1	352.7	—	1,422.0
Total stockholders’ equity	312.2	(108.5)	505.1	481.5	(878.1)	312.2
	$312.2	$937.7	$528.2	$834.2	$(878.1)	$1,734.2

CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.9	$0.4	$34.0	$—	$56.3
Accounts receivable, net	—	67.6	94.8	221.4	—	383.8
Inventories, net	—	27.9	30.3	62.7	—	120.9
Prepaid expenses	—	(3.5)	1.1	13.7	—	11.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	124.0	126.6	331.8	—	582.4
Investments in affiliates and
intercompany accounts, net	320.7	175.0	415.5	185.1	(1,078.7)	17.6
Property, plant, and equipment, net	—	91.4	145.9	305.2	—	542.5
Goodwill	—	378.3	17.8	39.5	—	435.6
Other assets	—	270.2	4.7	58.4	—	333.3
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4
LIABILITIES &
STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$13.3	$—	$17.4
Accounts payable	—	39.4	36.2	90.4	—	166.0
Accrued liabilities	—	66.4	9.6	72.0	—	148.0
Total current liabilities	—	109.9	45.8	175.7	—	331.4
Long-term debt	—	918.3	—	119.7	—	1,038.0
Other long-term liabilities	—	168.2	6.3	46.8	—	221.3
	—	1,196.4	52.1	342.2	—	1,590.7
Total stockholders’ equity	320.7	(157.5)	658.4	577.8	(1,078.7)	320.7
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4

COMBINING STATEMENT OF CASH FLOWS
For the Period January 1, 2004 to December 23, 2004

	Predecessor
	Issuer	Guarantors	Non-Guarantors	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net cash provided by operating
activities	$25.4	$23.3	$83.5	$—	$132.2
INVESTING ACTIVITIES
Property, plant, and equipment	(16.0)	(11.3)	(35.4)	—	(62.7)
Proceeds from the sale of assets and other	6.2	—	3.0	—	9.2
Net cash used in investing
activities	(9.8)	(11.3)	(32.4)	—	(53.5)
FINANCING ACTIVITIES
Proceeds from issuance of debt	0.5	—	46.8	—	47.3
Principal payments on long-term debt	(50.3)	(2.1)	(106.6)	—	(159.0)
Net change in advances from Cooper Tire	16.4	(9.9)	(5.2)	—	1.3
Other	—	—	0.8	—	0.8
Net cash used in financing
activities	(33.4)	(12.0)	(64.2)	—	(109.6)
Effects of exchange rate changes on cash	(0.1)	—	(15.5)	—	(15.6)
Changes in cash and cash equivalents	(17.9)	—	(28.6)	—	(46.5)
Cash and cash equivalents at beginning of period	7.4	—	95.2	—	102.6
Cash and cash equivalents at end of period	$(10.5)	$—	$66.6	$—	$56.1
Depreciation and amortization	$27.9	$9.7	$38.0	$—	$75.6

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period December 24, 2004 to December 31, 2004

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.6	$2.6	$3.2	$22.9	$—	$29.3
INVESTING ACTIVITIES
Property, plant, and equipment	—	(0.2)	(0.1)	—	—	(0.3)
Acquisition of business	(1,085.2)	—	—	(47.4)	—	(1,132.6)
Net cash used in investing
activities	(1,085.2)	(0.2)	(0.1)	(47.4)	—	(1,132.9)
FINANCING ACTIVITIES
Proceeds from issuance of debt	—	735.0	—	164.5	—	899.5
Proceeds from issuance of stock	318.0	—	—	—	—	318.0
Net change in advances from Cooper Tire	766.6	(681.1)	(3.1)	(82.4)	—	—
Other	—	(23.4)	—	(4.8)		(28.2)
Net cash provided by (used in) financing
activities	1,084.6	30.5	(3.1)	77.3	—	1,189.3
Effects of exchange rate changes on cash	—	—	—	(2.0)	—	(2.0)
Changes in cash and cash equivalents	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at beginning of period	—	—	—	—	—	—
Cash and cash equivalents at end of year	$—	$32.9	$—	$50.8	$—	$83.7
Depreciation and amortization	$0.6	$0.6	$0.2	$0.9	$—	$2.3

COMBINING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Successor
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$23.5	$16.0	$73.4	$—	$112.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(17.4)	(15.9)	(21.2)	—	(54.5)
Settlement of working capital adjustment related to Acquisition	—	(54.3)	—	—	—	(54.3)
Payment to stockholder related to Acquisition	—	(8.0)	—	—	—	(8.0)
Cost of other acquisitions and equity investments	—	—	—	(17.2)	—	(17.2)
Proceeds from the sale of assets and other	—	0.8	—	0.2	—	1.0
Net cash used in investing
activities	—	(78.9)	(15.9)	(38.2)	—	(133.0)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1.9)	(0.2)	(8.2)	—	(10.3)
Proceeds from issuance of stock	4.6	—	—	—	—	4.6
Net change in intercompany advances	(4.6)	30.4	—	(25.8)	—	—
Other	—	(0.5)	—	(0.9)	—	(1.4)
Net cash provided by (used in) financing activities	—	28.0	(0.2)	(34.9)	—	(7.1)
Effects of exchange rate changes on cash	—	—	—	5.7	—	5.7
Changes in cash and cash equivalents	—	(27.4)	(0.1)	6.0	—	(21.5)
Cash and cash equivalents at beginning of year	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of year	$—	$5.5	$(0.1)	$56.8	$—	$62.2
Depreciation and amortization	$—	$55.0	$12.5	$43.7	$—	$111.2

COMBINING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$65.8	$26.8	$47.2	$(3.9)	$135.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.5)	(26.5)	(43.9)	—	(82.9)
Acquisition of FHS, net of cash acquired	—	(201.6)	—	—	—	(201.6)
Return on equity investment	—	7.7	—	—	—	7.7
Cost of equity investments	—	(0.4)	—	(3.7)	—	(4.1)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing
activities	—	(207.8)	(26.5)	(47.5)	—	(281.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.8	—	—	—	214.8
Repurchase of bonds	—	(14.9)	—	—	—	(14.9)
Principal payments on long-term debt	—	(9.2)	—	(37.6)	—	(46.8)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	(4.3)	—	(1.5)	—	(5.8)
Net cash provided by (used in) financing activities	—	186.7	—	(39.1)	—	147.6
Effects of exchange rate changes on cash	—	—	—	(7.6)	—	(7.6)
Changes in cash and cash equivalents	—	44.7	0.3	(47.0)	(3.9)	(5.9)
Cash and cash equivalents at beginning of period	—	5.4	—	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$50.1	$0.3	$9.8	$(3.9)	$56.3
Depreciation and amortization	$—	$48.9	$31.8	$57.7	$—	$138.4

23.    Subsequent Event (Unaudited)

Effective March 31, 2007, the Company completed its purchase of the Automotive Components Holdings’ fuel rail manufacturing operations at its El Jarudo, Mexico, plant. Under the sales agreement, Automotive Components Holdings, LLC, transferred ownership of its equity interest in Manufactura El Jarudo, S. de R.L. de C.V. to Cooper-Standard along with related U.S. assets.

The El Jarudo operation is a North American maquiladora plant and producer of automotive fuel rails. The plant employs about 450 people. It is part of Automotive Components Holdings, LLC, a Ford-managed temporary company formed in October 2005.

Schedule II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	FHS Acquisition	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Period from January 1 to December 23, 2004	7.7	—	0.6	0.6	(2.5)	6.4
Period from December 24 to December 31, 2004	6.4	—	—	(0.2)	—	6.2
Year ended December 31, 2005	6.2	—	1.8	(0.2)	(2.4)	5.4
Year ended December 31, 2006	5.4	5.8	5.5	0.7	(7.3)	10.1

(a)	Primarily foreign currency translation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
James S. McElya	59	Chairman, Director, and Chief Executive Officer
Edward A. Hasler	57	President and Chief Operating Officer
Allen J. Campbell	49	Chief Financial Officer
Larry J. Beard	59	President, Global Fluid Systems
S.A. (Tony) Johnson	66	Lead Director
Gerald J. Cardinale	39	Director
Jack Daly	40	Director
Michael F. Finley	45	Director
Leo F. Mullin	64	Director
Kenneth L. Way	67	Director

James S. McElya is our Chairman of the Board of Directors and Chief Executive Officer, a position he has held since September 2006. He served as President and Chief Executive Officer from the date of the 2004 Acquisition to September 2006. He has been a director of the Company since the 2004 Acquisition. He was the President of Cooper-Standard and a Corporate Vice President of Cooper Tire from June 2000 until the 2004 Acquisition. Mr. McElya has over 32 years of automotive experience and was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC. Mr. McElya spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President and Officer of the parent company. Mr. McElya is the Chairman of the board of OESA (Original Equipment Supplier Association), a board member of the Motor & Equipment Manufacturers Association, and an Advisor to NAAG (National Alliance for Accessible Golf).

Edward A. Hasler is our President and Chief Operating Officer, a position he has held since September 2006. He was the President, Global Sealing Systems from the date of the 2004 Acquisition to September 2006. He was the President of the Global Sealing Systems Division and a Corporate Vice President of Cooper Tire from 2003 until the 2004 Acquisition. Mr. Hasler was employed from 2000 to 2001 in Germany as Managing Director, Europe for GDX Corporation. Prior to joining GDX, Mr. Hasler had been with Cooper Tire for nearly 15 years. At Cooper Tire, Mr. Hasler held several senior posts including Vice President, Operations; and Vice President, Controller. He has both an MBA and a BS in Business Administration.

Allen J. Campbell is our Chief Financial Officer, a position he has held since the 2004 Acquisition in December 2004. He was Vice President, Finance from 1999 to 2003 and Vice President, Asian Operations of Cooper-Standard Automotive Group from 2003 until the 2004 Acquisition. Mr. Campbell has eight years of automotive experience and has held various executive positions in the industry. Prior to this position, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both US and Canadian operations. Mr. Campbell is a Certified Public Accountant and received his MBA in Finance from Xavier University.

Larry J. Beard is our President, Global Fluid Systems, a position he has held since the 2004 Acquisition in December 2004. He was President of the Global Fluid Systems Division and a Corporate Vice President of Cooper Tire from 1998 until the 2004 Acquisition. Mr. Beard has over 37 years of automotive experience and has held various executive management positions, including Executive Vice President, Tire Operations; President, Fluid Systems Division North America; Vice President, Operations; and was a Senior Vice President and General Manager at P.L. Porter, a leading supplier of automotive and aerospace components. Mr. Beard is a journeyman Tool and Die maker, and has a BSME from Wayne State University and an MBA from Northeastern University.

S.A. (Tony) Johnson is the Lead Director for our Board of Directors, a position he has held since September 2006. He served as our Non-Executive Chairman from the date of the 2004 Acquisition in

December 2004 to September 2006. Mr. Johnson is the founder of Hidden Creek Industries, a private industrial management company based in Minneapolis. Prior to forming Hidden Creek, Mr. Johnson served from 1986 to 1989 as President and Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson also currently serves as Chairman and a director of Tower Automotive Inc., a supplier of structural components and assemblies to the automotive industry, and Commercial Vehicles Group Inc., a supplier of truck cab components to the Class 8 truck market. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004, serving as its Chairman from 1990 to 2003; and also served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of automotive interior trim components, from May 1990 until its sale to Lear Corporation in August 1995.

Gerald J. Cardinale has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Cardinale is a Managing Director and Partner in the Principal Investment Area at Goldman Sachs. He joined Goldman Sachs in 1992, became a Managing Director in 2002 and was made a Partner in 2004. He serves on the Boards of Directors of Sensus Metering Systems Inc., Cequel Communications (dba Suddenlink), Yankees Entertainment & Sports (YES) Network and Fiberlink Communications. Mr. Cardinale received an Honors B.A. from Harvard University and an M.Phil in Politics from Oxford University where he was a Rhodes Scholar.

Jack Daly has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman Sachs, where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of Hawker Beechcraft Corporation, Euramax Corporation and McJunkin Corporation. He earned a B.S. and M.S. in Engineering from Case Western Reserve University and an M.B.A. from the Wharton School of Business.

Michael F. Finley has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of Affinia Group Inc., CPI International, Inc., and Williams Scotsman International, Inc.

Leo F. Mullin has been a director of the Company since May 2005. Since September 2004, he has been a Senior Advisor on a part-time basis to Goldman Sachs Capital Partners. Mr. Mullin served as President and Chief Executive Officer of Delta Air Lines from 1997 to 1999, as Chairman and Chief Executive Officer from 1999 to December 31, 2003 and as Chairman until his retirement on May 1, 2004. Previously, he served as Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive at First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Mr. Mullin is a director of Johnson & Johnson Corporation and the privately held companies, Euramax Corporation and Educational Management Corporation.

Kenneth L. Way has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Way is the former Chairman and CEO of Lear Corporation. Mr. Way had been affiliated with Lear Corporation and its predecessor companies for 37 years in various engineering, manufacturing and general management capacities. Mr. Way is also a Director of WESCO International, Inc., Comerica, Inc., CMS Energy Corporation, and United Way, and is on the board of trustees for Henry Ford Health Systems.

Committees of the Board of Directors

Our Board of Directors currently has an executive committee, an audit committee and a compensation committee.

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

Audit Committee

Our audit committee currently consists of Messrs. Way, Daly, and Finley. Mr. Way serves as the chairman of the audit committee. The Board of Directors has determined that the Company has at least one ‘‘audit committee financial expert’’ (as defined in Item 407(d)(5) of Regulation S-K), Mr. Way, serving on the Audit Committee. Mr. Way is ‘‘independent’’ as defined in the listing standards of the NASDAQ Stock Market. The audit committee is responsible for (i) reviewing and discussing with management and our independent auditors our annual audited financial statements and quarterly financial statements and any audit issues and management’s response; (ii) reviewing and discussing with management and our independent auditors our financial reporting and accounting standards and principles and significant changes in such standards and principles or their application; (iii) reviewing and discussing with management and our independent auditors our internal system of financial controls and disclosure controls and our risk assessment and management policies and activities; (iv) reviewing and evaluating the independence, qualifications, and performance of our independent auditors; (v) reviewing our legal compliance and ethics programs and investigating matters relating to management’s integrity, including adherence to standards of business conduct established in our policies; and (vi) taking such actions as may be required or permitted under applicable law to be taken by an audit committee on behalf of us and our Board of Directors.

Compensation Committee

Our compensation committee currently consists of Messrs. Johnson, Daly and Finley. Mr. Johnson serves as the chairman of the compensation committee. The compensation committee is responsible for (i) the review and approval of corporate goals, objectives and other criteria relevant to the compensation of the Chief Executive Officer and other executive officers; (ii) the evaluation of the performance of the Chief Executive Officer and other executive officers and the determination and approval of their compensation; (iii) the review and approval of executive compensation programs; (iv) the review of director compensation and director and officer indemnification and insurance matters; (v) the review and approval of contracts and transactions with executive officers; (vi) the review and approval of equity-based compensation plans and awards made pursuant to such plans; (vii) the approval, review and oversight of employee benefit plans of the Company, including the delegation of responsibility for such programs to the executive officers of the Company; and (viii) taking such actions as may be required or permitted under applicable law to be taken by a compensation committee on behalf of us and our Board of Directors.

Other Matters Concerning Directors

Leo F. Mullin served as the Chief Executive Officer of Delta Air Lines, Inc. from 1997 through December 2003 and as its Chairman of the Board from 1999 through April 2004. Delta Air Lines filed for protection under Chapter 11 of the United States Bankruptcy code in September 2005.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics Policy that applies to all directors, officers, and employees of the Company and its subsidiaries, including our chief executive officer, our chief financial officer and our controller. The Code of Business Conduct and Ethics Policy is available on our website at www.cooperstandard.com. We will also post on our website any amendment to, or waiver from, a provision of our policies that applies to our chief executive officer, chief financial officer, or controller, and that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the Company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following describes the material elements of the compensation of the ‘‘Named Executive Officers’’ of the Company identified in the ‘‘Executive Compensation’’ section which begins on page 96. Much of what is discussed below, however, applies generally to the Company’s executives and is not limited to the Named Executive Officers.

Compensation Philosophy and Objectives

The objective of our compensation program is to link executive compensation to Company performance in a manner that accomplishes the following:

•	enables us to attract and retain a highly qualified executive leadership team;

•	aligns the interests of executives with those of stockholders; and

•	motivates our leadership team to implement the Company’s growth strategy while delivering consistently strong financial results.

The program rewards sustained enterprise value growth through incentives that are based on the achievement of performance objectives over varying time periods. As detailed below, the Company’s incentive programs emphasize specific Company or group-wide objectives over subjective, individual goals. Discretionary features of these programs allow for the recognition of achievements which the objective performance criteria do not fully measure but which further the Company’s key strategies. Base salary and non-incentive based employment benefits are designed to be competitive in the industries in which the Company competes for executives.

Processes Relating to Executive Compensation

In May 2006, our Board of Directors established the Compensation Committee (the ‘‘Committee’’) to assist in discharging the Board’s responsibilities relating to the compensation of the Company’s directors and executive officers and the oversight of compensation plans, policies and benefit programs. From the time of the 2004 Acquisition until the establishment of the Committee, the Board had performed these functions largely through its Chairman and certain designated directors. The Company’s human resources executives and professionals support the Committee (and previously the Board) in its work. In evaluating and determining the salary and incentive compensation of senior executives who report to our Chief Executive Officer, the Committee receives information from our Vice President, Corporate Human Resources and recommendations from the Chief Executive Officer. The Committee as a whole, following discussions with the Chief Executive Officer, meets privately and determines the salary and incentive compensation of the Chief Executive Officer. Executives whose compensation is under consideration are not present during the Committee’s review meetings. The considerations, criteria and procedures applicable to these determinations are discussed under ‘‘Executive Compensation Components’’ beginning on page 93, ‘‘Non-Equity Incentive Plan Compensation — Annual Incentive Bonus’’ beginning on page 98 and ‘‘Plan-Based Awards — Long Term Incentive Plan’’ beginning on page 99.

Total Compensation Review

In 2006, the Committee engaged Towers Perrin to assess the market competitiveness of the Company’s executive compensation program with particular focus on total direct compensation, which is comprised of base salary, annual incentive award opportunities, long-term incentive award opportunities, executive perquisites other than core health and welfare benefits, and executive severance and change-in-control benefits. Towers Perrin compared the Company’s programs in these areas with those of three comparator groups: a group of twelve automotive suppliers selected on the basis of annual sales (ranging from $1.6 billion to $11.1 billion, with a median of $3.8 billion), a group of ten automotive suppliers selected on the basis of annual EBITDA (EBITDA margins ranging from 1.2% to 16.2%, with a median of 7.4%), and a group of 46 companies from various industrial segments (having median annual sales of $2.4 billion and median EBITDA margin of 12.2%), as follows:

Automotive Supplier Revenue-Based Comparator Group

• Eaton Corp • Ingersoll-Rand Co Ltd • PPG Industries Inc • Navistar International	• ArvinMeritor • Borg Warner • American Axle & Mfg • Fleetwood Enterprises	• Hayes-Lemmerz • Cooper Tire & Rubber • Metaldyne • Modine Manufacturing

Automotive Supplier EBITDA-Based Comparator Group

• Johnson Controls • Lear Corp • Visteon Corp • Eaton Corp	• PPG Industries Inc • Arvin Meritor Inc • BorgWarner	• American Axle & Mfg • Hayes Lemmerz • Modine Manufacturing

Broad Industrial Comparator Group

•    American Axle & Mfg.
•    Ameron International Corp.
•    Arctic Cat Inc.
•    ArvinMeritor Inc
•    Barnes Group Inc
•    BorgWarner Inc
•    Brady Corp
•    C&D Technologies Inc
•    Cameron International Corp
•    Cooper Tire & Rubber Co
•    Donaldson Co Inc.
•    Fleetwood Enterprises Inc.
•    Fortune Brands Inc.
•    Harley-Davidson Inc.
•    Harsco Corp
• Hayes Lemmerz	• Herman Miller Inc
•    HNI Corp
•    IDEX Corporation
•    ITT Corp
•    JLG Industries Inc.
•    Lafarge North America
•    Lawson Products Inc
•    MeadWestvaco Corp
•    Milacron Inc.
•    Mine Safety Appliances Co
•    Modine Manufacturing Co
•    Monaco Coach Corp
•    MSC Industrial Direct Co
•    Navistar International Corp
•    OMNOVA Solutions Inc.
• Oshkosh Truck Corp	• Owens-Illinois Inc.
•    Packaging Corp Of America
•    Parker-Hannifin Corp
•    Rayonier Inc.
•    Rockwell Automation Inc.
•    Smurfit-Stone Container
•    Sonoco Products Co
•    Steelcase Inc.
•    Sybron
•    Terex Corp
•    Thomas & Betts Corp
•    Timken Co (The)
•    Toro Co (The)
• USG Corp

The Company also engaged Watson Wyatt to make recommendations concerning the adoption of a management stock purchase program.

Results of Compensation Review

The Committee reviewed the reports of Towers Perrin and Watson Wyatt with the Chief Executive Officer, the Vice President Corporate Human Resources and other members of executive management. The Committee considered the Towers Perrin report in evaluating the total compensation of senior management, but did not target any percentile level among the comparator groups used in the report in determining the appropriate level of each element of compensation for the executive leadership team. The Committee considered a number of factors in this regard, including the Company’s financial performance and achievement of management objectives as well as the value of the opportunities provided executives under the equity-based compensation programs of the Company.

The Committee’s compensation review was not intended to, and did not, impact the base salary or the target amount of non-equity based incentive compensation payable to the executive leadership team for 2006, which had been previously established. The Committee did, however, adopt a management stock purchase program in December 2006 which allowed for the deferral and allocation of incentive compensation payments made with respect to 2006 and later years into stock units that will be eligible for Company matching in stock units beginning in 2007 (described under ‘‘Executive Compensation Components — Management Stock Purchase Plan’’). In addition, the Committee approved long term incentive plan awards for the three-year performance period ending December 31, 2009 at higher than historical levels (discussed under ‘‘Terms of Plan-Based Awards’’) and adjusted previously established long term incentive plan awards pertaining to the three-year performance periods ending December 31, 2007 and 2008 (which are based in part on 2006 results) to phase in the higher level of award on a pro-rata basis. The Committee also authorized amendments to the Company’s Supplementary Benefit Plan, increasing benefit accruals beginning in 2006 for some executives to levels the Committee deemed competitive based on the Towers Perrin report.

Executive Compensation Components

The elements of compensation available to the Company’s executives are:

Base Salary

Our executives are paid a base salary that is determined prior to or at the beginning of each fiscal year or upon changes in roles or positions within the Company. The Committee determines the salary of the Chief Executive Officer and, upon the recommendation of the Chief Executive Officer, the salaries of the executives who report to the Chief Executive Officer. The salaries of other executives are determined by the executives to whom they report, upon consultation with the Chief Executive Officer and the Vice President, Corporate Human Resources. Our policy is to pay base salaries that are competitive in the markets in which we compete for executives and that take into account the responsibilities and contributions of each executive. The base salary provides executives with a regular stream of income.

Bonus

Prior to or early in the fiscal year, the Committee establishes performance targets on which the annual incentive bonuses payable to senior executives with respect to that year will be based. The targets are generally set in terms of the adjusted EBITDA of the Company as a whole or, in the case of executives with responsibility for a Company division, the adjusted EBITDA of that division. The establishment of targets is described under ‘‘Non-equity Incentive Plan Compensation — Annual Incentive Bonus’’. Adjusted EBITDA is calculated in a manner similar to that applied with respect to the Company’s performance-based covenants under its Senior Credit Facilities, and is deemed by the Company to be an appropriate objective measurement of the financial performance of the Company or division in that year. For each executive, a bonus amount payable upon achievement of the established performance target is established by the Committee (or, in the case of executives other than the Chief Executive Officer and those who report directly to him, by the individual to whom such executive reports). In the first quarter following the end of the fiscal year to which the bonus applies, the Committee determines whether, and to what extent, the applicable performance targets were achieved based on the Company’s financial results for the fiscal year. The Committee may take into account special circumstances and adjust applicable performance targets and bonuses. The annual incentive bonus is designed to focus the executive leadership team on the achievement of strong financial performance over a one-year period. Additional detail concerning the terms of annual incentive bonus awards is presented under ‘‘Non-Equity Incentive Plan Compensation — Annual Incentive Bonus.’’

The Compensation Committee or the Board of Directors may also award special, one-time bonuses to executives to recognize and encourage specific achievements deemed to further one or more of the strategic goals of the Company. For example, in 2006, the Board approved a special bonus of $50,000 for each member of the executive leadership team in recognition of the team’s efforts in evaluating a number of strategic opportunities and successfully completing an important acquisition while managing the Business in a difficult environment.

Long Term Incentive Compensation

The Company has a Long Term Incentive Plan (‘‘LTIP’’) which provides for the granting by the Committee of performance-based awards to executive officers covering performance periods of one year or longer. Awards are normally granted in the first quarter of each year; however, interim grants may be made in the case of new hires or promotions. At the time awards are granted, the Committee establishes performance targets and a payment scale which determines payout amounts at different levels of performance. After the end of the performance period, the Committee determines whether, and to what extent, performance targets have been achieved and the amount of any awards that have been earned. Award amounts are subject to discretionary adjustment by the Committee (they may be adjusted downward up to 80% or upward up to 150%). If a participant engages in ‘‘inimical conduct’’ before payment of an award is made, the payment is subject to forfeit. LTIP awards are designed to focus the executive leadership team on strong, sustained cash generation and have therefore been based on the achievement of operating cash flow objectives for the Company as a whole, generally over three-year performance periods. Additional detail concerning the terms of LTIP awards is presented under ‘‘Plan-Based Awards — Long Term Incentive Plan’’.

Stock Incentive Plan

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of nonqualified and incentive stock options and other stock-based awards to employees and directors. As of December 31, 2006, the Company had 228,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain executives to purchase 203,042 shares of common stock at a price of $100 per share, which was determined by the Company to be fair market value at the time of the grant. Options are exercisable for ten years, subject to earlier expiration for reasons such as termination of employment. Shares of Company common stock acquired upon exercise of options under the plan are subject to restrictions on transfer.

Except in the case of one executive who joined the Company in 2006, all option grants to executives were made upon the closing of the 2004 Acquisition or in the first year thereafter. One-half of the options granted to executives in this initial period vest on a time basis at the rate of 20% per year over five years; the remaining one-half vest on a performance basis at the rate of 20% per year that Company performance targets are reached for five years or 100% after eight years, with certain acceleration provisions. The same principles apply in the case of the options granted to the newly-hired executive in 2006, except that only the last three years of the five-year period are taken into account, and vesting occurs in increments of 33% rather than 20%. The performance-based options vest based on the achievement by the Company of annual adjusted EBITDA targets. Although the Committee or Board is authorized to grant options at any time, the Committee or the Board have not granted options on an annual or other regular or prescribed basis. The Committee considers Stock Incentive Plan options to be a key element of executive compensation that directly aligns the interests of the executive leadership team with those of stockholders and emphasizes sustained growth of enterprise value as a performance objective.

Management Stock Purchase Plan

The Company maintains a nonqualified Executive Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature was established to be effective on January 1, 2007, which provides participants the opportunity to ‘‘purchase’’ Company stock units with income deferred under the deferred compensation plan at a price based on the fair market value of Company common stock determined on a semi-annual basis by the Committee. Stock units are distributed to participants in the form of actual shares of the Company’s common stock, subject to restrictions on transfer, at a time in the future designated by the participant. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to an annual aggregate cap of $1,500,000 worth of matching units or 15,000 matching units, whichever is less. The Committee can increase the cap in any year. If the matching units are over-subscribed in a given year, participants will receive a pro rata number of matching units based on the amount of stock units the participant purchased that year through deferrals. Matching units vest ratably over a three-year period, and may vest earlier upon a participant’s death, disability, retirement or termination without cause. The management stock purchase plan was approved in December 2006 at which time the Committee designated twenty Company executives, including the Named Executive Officers, as eligible to participate. Participants were eligible to defer and allocate portions of their annual incentive bonuses and long term incentive plan payments for 2006 to stock units, but no deferral of base pay was permissible until 2007 and no matching stock units will be allocated until December 2007. The Committee considers the management stock purchase plan as an important component of its incentive-based compensation program which, like the Stock Incentive Plan, aligns the interests of management with those of stockholders and emphasizes the sustained growth of enterprise value. The management stock purchase plan is available to a broader group of executives than those who currently hold options under the Stock Incentive Plan.

Retirement Plan Benefits

The Named Executive Officers participate in our qualified defined benefit retirement plan, our qualified defined contribution investment savings plan and our nonqualified supplementary benefit plan. The terms of these plans and formulas for calculating benefits under the plans are summarized following the Pension Benefits table and Nonqualified Deferred Compensation table in the ‘‘Executive Compensation’’ section below. Benefits under these plans provide executives with an income source during their retirement years, and reward executives for long service to the Company. We believe that our retirement plans are generally competitive in the industries in which we compete for executives and assist the Company in attracting and retaining a high caliber executive leadership team.

Termination and Change in Control Benefits

Our Named Executive Officers receive certain benefits under their employment agreements with the Company upon certain termination of employment events, including following a change in control of the Company. These benefits, described in detail under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ beginning on page 110, are intended to ensure that the executive leadership team is able to objectively evaluate potential change in control transactions by addressing the potential personal impact of such transactions on our executives.

Health Benefits

The Company provides its executives with health and welfare benefits under its Health & Well-Being Benefit Plan that is made available generally to its salaried employees. The Health & Well-Being Benefit Plan is a flexible plan which permits participants to choose among various co-pay options and available benefits, including medical, prescription drug, dental, long-term disability and life insurance and other benefits, depending on the needs of the participant and his or her dependents. These benefits help the Company remain competitive in attracting and retaining a high caliber management team.

Perquisites

The Company provides each of its senior executives with a vehicle for business and personal use through the Company’s vehicle lease program or through a vehicle allowance. The Company also reimburses senior executives the cost of tax preparation and financial planning services up to a maximum of $3,000 per year. In 2006, the Company paid the costs of apartments in the area of the

Company’s headquarters for two executives whose primary residences are in other states. The Committee regards the level of such perquisites to be modest and of benefit to the Company in attracting and retaining a high caliber management team.

EXECUTIVE COMPENSATION

Set forth below is information regarding compensation for services to the Company in all capacities of the following executive officers of the Company (the ‘‘Named Executive Officers’’) during the year ended December 31, 2006: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2006; and also (iv) our former Executive Vice President, Sales and Marketing and President, Global NVH Control Systems, whose employment with the Company terminated effective December 22, 2006 and who was one of the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who served as executive officers during the year ended December 31, 2006. There were no stock awards or option awards granted to the Named Executive Officers in 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)		Bonus (2) (d)	Non-Equity Incentive Plan Compensation (3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4) (h)	All Other Compensation (i)		Total (11) (j)
James S. McElya, Chairman and Chief Executive Officer	2006	$800,000		$50,000	$867,630	$461,321	$103,674	(5)	$2,282,625
Allen J. Campbell, Vice President and Chief Financial Officer	2006	$347,000		$50,000	$282,735	$57,019	$49,588	(6)	$786,342
Edward A. Hasler, President and Chief Operating Officer	2006	$412,404	(1)	$50,000	$474,594	$258,420	$40,567	(7)	$1,235,985
Larry J. Beard, President, Global Fluid Systems	2006	$350,000		$50,000	$257,251	$54,834	$36,096	(8)	$748,181
Michael C. Verwilst, Vice President, Strategic Planning and Business Development	2006	$285,000		$50,000	$221,477	$46,691	$33,092	(9)	$636,260
James W. Pifer, Executive Vice President; President, NVH Control Systems	2006	$324,615		$50,000	$248,238	$46,212	$1,352,133	(10)	$2,021,198

(1)	Mr. Hasler served as President, Global Sealing Systems through September 3, 2006 at an annualized salary of $375,000; he was promoted to President and Chief Operating Officer as of September 4, 2006 at which time his annualized salary was increased to $500,000.

(2)	The amount shown in column (d) represents for each Named Executive Officer a special, discretionary bonus awarded by the Board of Directors of the Company in 2006. Incentive cash compensation earned during the fiscal year based on pre-established criteria approved by the Compensation Committee under the Company’s incentive bonus program and Long Term Incentive Plan is reported in column (g).

(3)	The amount shown in column (g) represents the sum of: (i) bonus payments for 2006 under the Company’s annual incentive bonus program of, for Mr. McElya, $756,522; for Mr. Campbell, $213,292; for Mr. Hasler, $405,151; for Mr. Beard, $187,808; for Mr. Verwilst, $175,182; and for Mr. Pifer, $206,041; and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2006 of, for Mr. McElya, $111,108; for Mr. Campbell, $69,443; for Mr. Hasler, $69,443; for Mr. Beard, $69,443; for Mr. Verwilst, $46,295; and for Mr. Pifer, $42,197.

(4)	The amount shown in column (h) represents for each Named Executive Officer the sum of the aggregate change in the actuarial present value of accumulated benefits under all defined benefit and actuarial pension plans (qualified and nonqualified, including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year.

(5)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $79,171); the cost of a Company-provided apartment; the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(6)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $32,419); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(7)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $37,821); and life insurance premiums paid by the Company.

(8)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $30,111); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(9)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $26,827); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(10)	Mr. Pifer’s employment terminated effective December 22, 2006. The amount shown in column (i) represents matching contributions under the qualified 401(k) CSA Savings Plan; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; life insurance premiums paid by the Company and the amount of the compensation payable to Mr. Pifer upon the termination of his employment (totaling $1,343,683, which consists of an $841,000 separation payment, a pension enhancement amount of $86,478, a payment in lieu of outplacement services of $48,750, $26,170 paid by the Company to purchase Mr. Pifer’s lease car, which was transferred to him, $252,118 representing the payout of Mr. Pifer’s nonqualified cash balance account less the amount of the account earned in 2006 and reported under column (h) and $89,167 representing the payout of Mr. Pifer’s nonqualified savings plan account).

(11)	The percentages of total compensation in 2006 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 35.0%, bonus 40.2%; for Mr. Campbell, base salary 44.1%, bonus 42.3%; for Mr. Hasler, base salary 33.4%, bonus 42.4%; for Mr. Beard, base salary 46.8%, bonus 41.1%; Mr. Verwilst, base salary 44.8%, bonus 42.7%.

Non-Equity Incentive Plan Compensation — Annual Incentive Bonus

For 2006, the Committee established an annual incentive bonus target amount for each member of the executive leadership team based on a percentage of base salary. With respect to the Named Executive Officers, the percentage was 100% for Mr. McElya and 65% for Messrs. Campbell, Beard, Verwilst and Pifer. The percentage applicable to Mr. Hasler was 65% through August 31, 2006, at which time it was increased to 80% in connection with his promotion to President and Chief Operating Officer of the Company. The annual incentive bonus target amounts are based on the levels of responsibility of the executives and other performance-based factors. The Committee also established ‘‘threshold’’ bonus payment amounts equal to 50% of the target amounts, and ‘‘superior performance level’’ bonus payment amounts equal to 200% of the target amounts.

Based on the business plan of the Company approved by the Board of Directors for 2006, the Committee established specific adjusted EBITDA performance levels for 2006 corresponding to the ‘‘target’’, ‘‘threshold’’ and ‘‘superior performance’’ bonus payment amounts. At the time the target EBITDA level was established, it was deemed to represent a challenging goal reasonably capable of achievement at a high level of performance on the part of the executive leadership team and the employees of the Company based on the assumptions underlying the business plan. The threshold EBITDA level was deemed to represent a goal achievable upon consistent, solid performance on the part of the executive leadership team and the employees of the Company based on the assumptions underlying the business plan. The ‘‘superior performance’’ EBITDA level was deemed to represent a goal unlikely of achievement based on the assumptions underlying the business plan except upon performance on the part of the executive leadership team and employees of the Company substantially exceeding expectations. Incentive bonus awards for performance above the ‘‘threshold’’ EBITDA level but above or below the ‘‘target’’ or ‘‘superior performance’’ EBITDA levels are determined on a linear basis. Incentive bonus amounts actually paid for 2006 performance are set forth in footnote (3) under column (g) of the above Summary Compensation Table.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding plan-based awards made to the Named Executive Officers during 2006 that provide for possible future payouts. There were no equity incentive plan awards, stock awards or option awards granted to the Named Executive Officers in 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)		Threshold (c)	Target (d)	Maximum(3) (e)
James S. McElya	2006 LTIP(1)	$136,667	$273,333	Not applicable
Allen J. Campbell	2006 LTIP(1)	$79,167	$158,333	Not applicable
Edward A. Hasler	2006 LTIP(1)	$129,167	$258,333	Not applicable
Larry J. Beard	2006 LTIP(1)	$79,167	$158,333	Not applicable
Michael C. Verwilst	2006 LTIP(1)	$41,667	$83,333	Not applicable
James W. Pifer	2006 LTIP(1)(2)	$—	$—	—

(1)	The amounts described as ‘‘2006 LTIP’’ represent 2006 awards granted by the Compensation Committee to the Named Executive Officers under the Company’s Long Term Incentive Plan based on the achievement of operating cash flow objectives in the performance period beginning January 1, 2006 and ending December 31, 2008 (‘‘2006 LTIP Awards’’). 2006 LTIP Awards are payable in the first quarter of 2009, depending on the level of achievement of established targets and the approval of the Compensation Committee. The determination of award amounts under the Long Term Incentive Plan is described under ‘‘Plan-Based Awards – Long Term Incentive Plan’’ immediately below this table. The amounts set forth in footnote (3) under column (g) of the Summary Compensation Table do not pertain to the 2006 LTIP Awards; they reflect payments under a 2005 LTIP award granted by the Compensation Committee under the Long Term Incentive Plan based on the performance period beginning January 1, 2005 and ending December 31, 2006.

(2)	Mr. Pifer’s employment with the Company terminated as of December 22, 2006. He is not eligible for future payouts under non-equity incentive plan awards payable with respect to performance periods ending after 2006.

(3)	The 2006 LTIP does not provide for a maximum payout; the amount of the payout increases by 10% for each 1% increase in the actual level of achievement above the target level.

Plan-Based Awards – Long Term Incentive Plan

Under the Company’s Long Term Incentive Plan, the Committee (previously the Board of Directors) annually grants long term incentive (‘‘LTIP’’) awards to senior executives that are payable at the end of a performance period established by the Committee and are based on the achievement of performance targets during that period. In general, performance periods are three years in duration, although following the 2004 Acquisition, the Board of Directors approved pro rata LTIP awards payable with respect to a one-year performance period ending December 31, 2005 and a two-year performance period ending December 31, 2006 to compensate for the discontinued participation of Company executives in the Cooper Tire & Rubber Company Long Term Incentive Plan as of the closing date of the 2004 Acquisition. At the time LTIP awards are granted, the Committee establishes a target award amount for each executive tied to the achievement of performance targets during the period. Target award amounts are based on the level of responsibility of the executive and other performance-based factors. ‘‘Threshold’’ award amounts equal to 50% of the target LTIP award are also established by the Committee at the time of grant.

Based on the business plan of the Company, the Committee establishes specific operating cash flow targets for the Company as a whole on an annual basis. The ‘‘target’’ performance level represents what the Committee deems to be good operating cash flow performance for the year based on the assumptions and business conditions on which the business plan of the Company is based. The target performance level for 2006 established in connection with the 2006 LTIP Awards is deemed to represent a challenging goal reasonably capable of achievement at a high level of performance on the part of the executive leadership team and the employees of the Company based on the assumptions underlying the business plan. The ‘‘threshold’’ performance level for 2006 (90% of the target performance level) is deemed to represent a goal achievable upon consistent, solid performance on the part of the executive leadership team and the employees of the Company based on the assumptions underlying the business plan. The 2006 performance level at which 2006 LTIP Award recipients would be eligible for LTIP payouts at 200% of the target award amount (assuming an equivalent performance over the entire 3-year performance period) is deemed to represent a goal unlikely of achievement based on the assumptions underlying the business plan except upon performance on the part of the executive leadership team and employees of the Company substantially exceeding expectations.

At the end of each LTIP performance period, the Committee determines the extent to which the Company’s mean average operating cash flow performance during the performance period met the mean average of the annual operating cash flow targets established by the Committee during the period. Subject to the right of the Committee to make adjustments under the plan, LTIP award payouts are determined in accordance with the following:

Achievement Level (Average)	Payout % of Target Opportunity
Less than 90% of mean target	0%
At 90% of mean target	50%
Each 1% over 90%	+5%
At target	100%
Each 1% above target	+10%

LTIP award payouts are not subject to any maximum amount. LTIP award amounts actually paid with respect to the performance period ending December 31, 2006 are set forth in footnote (3) under column (g) of the above Summary Compensation Table. Target and threshold LTIP award amounts payable in the future with respect to the LTIP awards granted in 2006 covering the performance period beginning January 1, 2006 and ending December 31, 2008 are set forth in columns (c) and (d) of the above Grants of Plan-Based Awards table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning outstanding option awards held by the Named Executive Officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option. All of the amounts presented in this table relate to options to purchase shares of the Company’s Common Stock granted to the Named Executive Officers on December 23, 2004 under the Company’s Stock Incentive Plan.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)(2) (d)	Option Exercise Price (e)	Option Expiration Date(3) (f)
James S. McElya	15,518	—	29,205	$100	12/23/2014
Allen J. Campbell	7,762	—	14,600	$100	12/23/2014
Edward A. Hasler	8,536	—	16,062	$100	12/23/2014
Larry J. Beard	8,536	—	16,062	$100	12/23/2014
Michael C. Verwilst	6,207	—	11,682	$100	12/23/2014
James W. Pifer	4,418	—	—	$100	3/22/2007	(4)

(1)	Represents time-based options and performance-based options which have vested and were exercisable as of December 31, 2006 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 8,944 shares time-based and 6,574 shares performance-based; for Mr. Campbell, 4,474 shares time-based and 3,288 shares performance-based; for Mr. Hasler, 4,920 shares time-based and 3,616 shares performance-based; for Mr. Beard, 4,920 shares time-based and 3,616 shares performance-based; for Mr. Verwilst, 3,578 shares time-based and 2,629 shares performance-based; for Mr. Pifer, 1,789 shares time-based and 2,629 shares performance-based.

(2)	Represents outstanding time-based options and performance-based options which have not been earned or vested and were unexercisable as of December 31, 2006 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 13,416 shares time-based and 15,789 shares performance-based; for Mr. Campbell, 6,711 shares time-based and 7,889 shares performance-based; for Mr. Hasler, 7,380 shares time-based and 8,682 shares performance-based; for Mr. Beard, 7,380 shares time-based and 8,682 shares performance-based; for Mr. Verwilst, 5,367 shares time-based and 6,315 shares performance-based.

(3)	Options expire on the earliest to occur of: (i) the tenth anniversary of the date of grant; (ii) the first anniversary of the date of the optionee’s termination of employment due to death, disability, retirement at normal retirement age or the sale by the Company (not constituting a change of control) of the business in which the optionee was employed; (iii) 90 days following the date of the optionee’s termination of employment without cause (other than for the reasons described in (ii)); or (iv) on the date of the optionee’s termination of employment for cause. Mr. Pifer’s employment with the Company terminated without cause on December 22, 2006.

There were no outstanding stock awards at December 31, 2006. No stock options were exercised by the Named Executive Officers in 2006.

PENSION BENEFITS

The following table sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under the CSA Retirement Plan and the nonqualified defined benefit portion of the Supplementary Benefit Plan as described in the narrative following this table, assuming benefits are paid at normal retirement age or the earliest retirement age at which participants receive unreduced benefits, based on current levels of compensation. The table also shows the number of years of credited service under each plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2006.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)		Present Value of Accumulated Benefit (1) ($) (d)	Payments During Last Fiscal Year ($) (e)
James S. McElya	CSA Retirement Plan (2)	6.67		$62,870	$—
	Supplementary Benefit Plan (3)	10.67	(4)	$1,132,822	$—
Allen J. Campbell	CSA Retirement Plan (2)	8.00		$101,893	$—
	Supplementary Benefit Plan (5)	8.00		$93,975	$—
Edward A. Hasler	CSA Retirement Plan (6)	19.75		$515,602	$—
	Supplementary Benefit Plan (6)	19.75		$428,038	$—
Larry J. Beard	CSA Retirement Plan (2)	6.67		$49,494	$—
	Supplementary Benefit Plan (5)	6.67		$78,751	$—
Michael C. Verwilst	CSA Retirement Plan (2)(7)	3.50		$37,333	$—
	Supplementary Benefit Plan (5)(7)	3.50		$52,630	$—
James W. Pifer	CSA Retirement Plan (2)	16.17		$323,892	$—
	Supplementary Benefit Plan (5)	16.17		$242,360	$—	(8)

(1)	Present values determined using a September 30, 2006 measurement date and reflect benefits accrued based on service and pay earned through such date. Figures are determined based on post-commencement valuation mortality (UP 1994) and commencement of benefits at age 65, except for Mr. McElya and Mr. Hasler, who were assumed to retire at age 62 because they are eligible for unreduced benefits at that age as discussed in footnotes (3) and (6) below. The assumed discount rate as of the measurement date is 5.75%.

(2)	Messrs. McElya, Campbell, Beard, Verwilst, and Pifer are covered under the cash balance design for purposes of the qualified CSA Retirement Plan.

(3)	Mr. McElya receives two types of defined benefit under the Supplementary Benefit Plan. He receives a nonqualified cash balance benefit determined under usual terms. In addition, he receives a benefit determined under the final average pay design, offset by the annuity-equivalent of his qualified and nonqualified cash balance benefits. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.

(4)	Mr. McElya is granted four years of additional service in the Supplementary Benefit Plan to compensate for lost (non-vested) benefits accrued with his previous employer prior to joining the Company in January 2000.

(5)	Messrs. Campbell, Beard, Verwilst, and Pifer are covered under the cash balance design for purposes of the nonqualified Supplementary Benefit Plan.

(6)	Mr. Hasler is covered under the final average pay design for both the qualified CSA Retirement Plan and the nonqualified Supplementary Benefit Plan. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.

(7)	Mr. Verwilst has not met the 5 year vesting requirement.

(8)	Mr. Pifer’s employment terminated on December 22, 2006. He received his Supplementary Benefit Plan balance in a lump sum payment in Janury 2007 in an amount of $298,330.

Defined Benefit Retirement Plans

The Cooper-Standard Automotive Inc. Salaried Retirement Plan (‘‘CSA Retirement Plan’’) is a defined benefit plan that covers all non-union employees of the Company in the United States, including the Named Executive Officers. The CSA Retirement Plan is funded by Company contributions only. There are two types of benefits under the plan, a cash balance benefit and a final average pay benefit. There are two separate ‘‘grandfathered’’ final average pay formulas in the plan, but only one of those formulas applies for purposes for the Named Executive Officers whose benefits are governed by final average pay provisions, so that formula is described herein. The final average pay benefit was closed effective January 1, 2002 with respect to any participant who was not at least 40 years of age and had at least 15 years of earned service as of that date.

The cash balance portion of the CSA Retirement Plan states benefits in the form of a hypothetical account established for each participant which is increased by two components, a pay credit equal to a stated percentage of his or her compensation (as defined more specifically below under ‘‘Determination of Benefits under Plans’’) each year, and an earnings credit equal to the interest rate paid on 30-year Treasury bonds times the hypothetical account balance. The final average pay benefit provides benefits stated as an annuity equal to 1.5% times average compensation (the highest five of the last ten years, as further described below in ‘‘Determination of Benefits under Plans’’) times years of service. This final average pay benefit is payable on an unreduced basis at age 62 or upon attainment of age 55 with 30 years of service.

The Company maintains for the benefit of certain employees (those who are members of a select group of highly-compensated executive employees, including the Named Executive Officers) the Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan (the ‘‘Supplementary Benefit Plan’’). The Supplementary Benefit Plan provides for an additional pension benefit that is designed to compensate for any reduced benefits under the CSA Retirement Plan due to limits imposed by the Internal Revenue Code of 1986, as amended (the ‘‘Internal Revenue Code’’). The Supplementary Benefit Plan is also designed to provide Mr. McElya a final average pay benefit as if he were eligible for the benefits described under ‘‘Final Average Pay Design’’ beginning on page 105.

Defined Contribution Retirement Plans

The Cooper-Standard Automotive Inc. Investment Savings Plan (the ‘‘CSA Savings Plan’’) is a tax-qualified 401(k) retirement savings plan pursuant to which all U.S. non-union employees, including the Named Executive Officers, may contribute the lesser of up to 50% of ‘‘Compensation’’ (which includes the same compensation as that described below under ‘‘Cash Balance Design’’, except that retention bonuses are excluded) or the limit prescribed by the Internal Revenue Code (though the Company imposes lower deferral percentage limits on highly-compensated employees). For Compensation earned on or before June 30, 2006, the Company matched one-third of employee contributions up to 6% of Compensation, with a maximum matching contribution of 2% of Compensation. For Compensation earned after June 30, 2006, the Company matches 40% of employee contributions up to 5% of Compensation, with a maximum matching contribution of 2% of Compensation. The Company may make discretionary matching contributions depending upon annual financial performance. Company matching contributions are 100% vested after the employee has 3 years of service. Employee contributions are always 100% vested.

The Supplementary Benefit Plan also provides for an additional nonqualified employer matching contribution which (1) makes up for any Company contributions to the CSA Savings Plan that were not permitted to be made due to limitations under the Internal Revenue Code and (2) provides a nonqualified employer matching contribution which, when combined with the qualified savings plan match, provides for a total employer matching contribution of 6% of Compensation (without regard to qualified plan limits prescribed by the Internal Revenue Code).

Determination of Benefits under Plans

Benefits under the CSA Retirement Plan and the nonqualified defined benefit portion of the Supplementary Benefit Plan are governed by either a cash balance design or a final average pay design.

Cash Balance Design

Annual pay credits are added to a participant’s cash balance account at the end of each year, based on the participant’s compensation for the year and the sum of the participant’s age and service as of the beginning of that year. Compensation used as the basis for pay credits (‘‘Compensation’’) includes all compensation reported as wages for federal income tax purposes excluding employer contributions to a plan of deferred compensation, income attributable to stock options (including income attributable to any disqualifying dispositions thereof), director fees, sales awards, relocation bonuses, signing bonuses, lump-sum severance payments, suggestion system awards, tuition reimbursement, payment upon the exercise of stock appreciation rights or in lieu of the exercise of stock options, imputed income (such as, but not limited to, group term life insurance that is reported as taxable income), benefits accruing or payable under nonqualified retirement plans, expatriate income, and other amounts that are either excludable or deductible from income in whole or in part for federal income tax purposes, or that represent payments pursuant to a program of benefits or deferred compensation, whether or not qualified under the Internal Revenue Code. Annual pay credits are provided as follows:

Sum of Age and Years of Service	CSA Retirement Plan Applicable Percentage *	Supplemental Benefit Plan Applicable Percentage**
Up to 35	3.0%	6.0%
36-50	4.0%	8.0%
51-65	5.5%	11.0%
66-80	7.5%	15.0%
over 80	10.0%	20.0%

*	The CSA Retirement Plan provides a pay credit equal to the executive’s Compensation, subject to qualified plan limitations under the Internal Revenue Code, times the percentage listed under the ‘‘CSA Retirement Plan Applicable Percentage’’ heading above.

**	The Supplementary Benefit Plan provides a pay credit equal to the difference between (1) the executive’s Compensation, without regard to qualified plan limitations, times the percentage listed under the ‘‘Supplemental Benefit Plan Applicable Percentage’’ heading above, and (2) the pay credit provided under the CSA Retirement Plan.

Annual interest credits are also added to a participant’s cash balance account each year. This credit is calculated by multiplying the cash balance account as of the end of the prior year by an interest rate that is equal to the annual yield statistic for 30-year U.S. Treasury securities for the month of October of the prior year.

Benefits fully vest upon 5 years of service, with no benefits vested for less than 5 years of service. Service is measured based on an elapsed time basis from date of hire.

Normal retirement age is age 65 with 5 years of service. The normal retirement benefit is defined as a monthly life annuity amount that is actuarially equivalent to the cash balance account projected to normal retirement age with interest credits. For participants whose prior final average pay accrued benefits were frozen and converted to an opening account balance at January 1, 2002 when the cash balance design was implemented, an additional amount is added to the normal retirement benefit based on the difference between (i) the frozen age 65 accrued benefit at January 1, 2002 and (ii) a hypothetical age 65 life annuity amount that is actuarially equivalent to the January 1, 2002 opening cash balance account projected to normal retirement age with interest credits only.

Benefits are payable at termination either in the form of a lump sum or an annuity. The lump sum is equal to the cash balance account value at the time of distribution (plus an additional amount, if applicable, associated with the procedure described above for those who had an opening account balance established as of January 1, 2002). The immediate annuity payable is the actuarial equivalent of the normal retirement annuity benefit as described above, except in the event of early retirement, as described below.

Eligibility for early retirement is satisfied with attainment of either (i) age 62 with 10 years of service, or (ii) age 55 with 15 years of service. To the extent these age and service conditions are satisfied, the annuity form of benefit available is based on reducing the normal retirement benefit by 0.6% per month up to 36 months, and 0.4% for each additional month up to 84 months, by which age at retirement precedes age 65.

The normal form of annuity is a single life annuity for non-married participants and a reduced joint life annuity with a 50% survivor benefit for married participants. Other optional forms are available on a reduced basis as well.

Final Average Pay Design

The following highlights the basic operation of the final average pay design features of the CSA Retirement Plan and the Supplemental Benefit Plan.

The annual retirement benefit, payable as a life annuity at age 65, is equal to 1.5% multiplied by final average pay multiplied by years of service, where final average pay is determined by taking the average of the highest five calendar years of compensation within the last ten calendar years, excluding the year in which termination occurs. Compensation is determined on the same basis as that applicable to the Cash Balance Design, except lump sum severance and signing bonuses are not excluded. Benefits associated with pay in excess of qualified plan limitations are provided by the Supplementary Benefit Plan, and benefits associated with pay up to qualified plan limits is provided by the CSA Retirement Plan.

Benefits fully vest upon 5 years of service, with no benefits vested for less than 5 years of service. Service is measured based on an elapsed time basis from date of hire.

Benefits are payable as an annuity at retirement. The normal form of annuity is a single life annuity for non-married participants or a reduced joint life annuity with a 50% survivor benefit for married participants. Other optional forms are available on a reduced basis as well.

Eligibility for early retirement is satisfied with attainment of either (i) age 62 with 10 years of service, or (ii) age 55 with 15 years of service. The annuity form of benefit available is based on reducing the normal retirement benefit by 0.4% per month by which age at retirement precedes age 62. In addition, there is no reduction in any event if a participant has attained age 55 with 30 years of service.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth annual executive and company contributions under nonqualified deferred compensation provisions of the Executive Deferred Compensation Plan and the nonqualified defined contribution portion of the Supplementary Benefit Plan, as well as each Named Executive Officer’s withdrawals, earnings and fiscal-year end balances in those plans.

Name (a)	Executive Contributions in Last FY(1) (b)	Registrant Contributions in Last FY(2) (c)	Aggregate Earnings in Last FY (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYE (f)
James S. McElya	$613,180	$74,771	$193,428	$0	$1,818,879
Allen J. Campbell	$0	$28,019	$2,199	$0	$78,740
Edward A. Hasler	$0	$33,421	$1,849	$0	$76,074
Larry J. Beard	$95,496	$25,711	$23,725	$0	$337,977
Michael C. Verwilst	$0	$22,427	$1,288	$0	$52,121
James W. Pifer	$0	$0	$3,757	$0	$89,167	(3)

(1)	Amounts are included in columns (c), (d), or (g), as applicable, of the Summary Compensation Table and represent deferrals under the Executive Deferred Compensation Plan described below.

(2)	Amounts are included in column (i) of the Summary Compensation Table and represent nonqualified Company matching contributions under the Supplementary Benefit Plan. These nonqualified employer contributions for 2006 are estimates and assume no forfeiture of employer contributions are required in the qualified 401(k) plan due to returns that may be necessary once our plan year 2006 nondiscrimination testing is finalized in the 401(k) plan. To the extent this assumption proves incorrect, any losses in the qualified plan employer matching contribution will be made up in this nonqualified plan. The total of the nonqualified and qualified matching amounts are both included in the Summary Compensation Table in column (i), so regardless of whether any portion ultimately is ‘‘shifted’’ from the qualified plan to the nonqualified, the total employer-provided match reflected in the Summary Compensation Table is not affected.

(3)	Balance paid out in early-Janury 2007 to Mr. Pifer attributable to his Supplemental Savings Benefit balance in the Supplementary Benefit Plan.

Executive Deferred Compensation Plan

The Executive Deferred Compensation Plan allows for deferral of up to 80% of base salary and/or up to 100% of bonuses and long-term incentive compensation. Beginning in 2007, the plan will also provide the opportunity for participants to ‘‘purchase’’ Company stock units with ongoing deferrals under the plan. Participants will receive a one-for-one match on deferrals that are allocated into Company stock units, with an annual aggregate cap for all participants equal to the lesser of $1,500,000 or 15,000 units. The Compensation Committee may increase the cap in any year. If the matching units are over-subscribed in a given year, participants will receive a pro rata number of matching units based on the amount of stock units the participant purchased that year through deferrals. Matching units vest ratably over a three-year period, and may vest earlier upon a participant’s death, disability, retirement or termination without cause. A variety of other deemed fixed income and equity investment options are also available under this plan (which mirror the investment options available under the Company’s qualified 401(k) plans), though deferrals allocated to such options will not be matched. Timing and form of payment are elected each year with respect to deferrals made for that year. Executives may elect to receive payment beginning either at separation from service or at an otherwise specified date (at least three years after the year in which the deferrals are made). The form payable for a given year’s deferral account can be any of the following: (i) single lump sum; (ii) annual installments for five years; (iii) annual installments for ten years; (iv) a specified percentage of the account paid as a lump sum, and the remainder paid in either five annual installments or ten annual installments.

Nonqualified Employer Match in the Supplementary Benefit Plan

The Supplementary Benefit Plan provides for a nonqualified employer matching contribution, which (1) makes up for any Company contributions to the CSA Savings Plan that were not permitted to be made due to limitations under the Internal Revenue Code, and (2) provides a nonqualified employer matching contribution which, when combined with the qualified savings plan match, provides for a total employer matching contribution of 6% of Compensation (without regard to qualified plan limits prescribed by the Internal Revenue Code). Compensation for this purpose includes the same compensation as that described in the ‘‘Cash Balance Design’’ section in the narratives following the Pension Benefits table, except that retention bonuses are excluded. The match is 0% vested with less than three years of service and 100% vested with three or more years of service. A variety of deemed fixed income and equity investment options are available under this plan (which mirror the investment options available under the qualified 401(k) plan). Payment is available upon separation from service in the form of a lump sum.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Named Executive Officers have entered into employment agreements with the Company which provide for certain benefits upon termination of employment, including termination following a change in control as defined in the Cooper-Standard Automotive Change of Control Severance Pay Plan (the ‘‘Change in Control Plan’’). The table below shows estimates of the value of compensation that would be payable to each Named Executive Officer upon termination of employment with the Company under certain circumstances. As indicated in the table, compensation upon termination of employment varies depending on the circumstances of the termination and whether it occurred following a change in control. Amounts presented in the table are calculated as if the employment of the executive terminated effective December 31, 2006. Payments due to any one of the Named Executive Officers upon actual termination of employment can only be determined at the time of termination. There can be no assurance that an actual termination or change in control would produce the same or similar results as those described below if it were to occur on any other date and if the actual circumstances at the time of termination were different than the assumptions underlying the estimates.

Amounts accrued under the normal terms of our pension and deferred compensation plans are not included in this table. Information concerning pension benefits and deferred compensation disclosures is presented under ‘‘Pension Benefits’’, beginning on page 102, and ‘‘Nonqualified Deferred Compensation, beginning on page     , respectively. Similarly, information concerning vested equity awards is not included in the table, and is presented under ‘‘Outstanding Equity Awards at Fiscal Year End’’, beginning on page 100. The acceleration of vesting of unvested stock options is deemed to have no value for purposes of the table, as the exercise price of all outstanding stock options equaled the fair market value of our common stock on December 31, 2006 as determined by our Board of Directors, and all options subject to accelerated vesting have to be exercised within 90 days following termination.

Name		Severance Payment (1)	Pension Enhancement (2)	Health/Life (3)	Outplacement Services(4)	Gross Up(5)	Totals
James S. McElya (6)
•	Termination Without Cause or Resignation for Good
	Reason, After Change in Control	$5,036,000	$1,366,402	$512,838	$50,000	$2,714,926	$9,680,166
•	Termination Without Cause or Resignation for Good
	Reason, with no Change in Control	$4,236,000	$1,366,402	$512,838	$50,000	—	$6,165,240
•	Termination for Cause or Resignation
	Without Good Reason	—	—	—	—	—	—
•	Termination due to Death	$353,260	—	$157,340	—	—	$510,600
•	Termination due to Disability	$156,000	—	$512,838	—	—	$668,838
Allen J. Campbell
•	Termination Without Cause or Resignation for Good
	Reason, After Change in Control	$1,435,000	$143,481	$564,613	$50,000	$838,929	$3,032,023
•	Termination Without Cause or Resignation for Good
	Reason, with no Change in Control	$991,000	$143,481	$26,767	—	—	$1,161,248
•	Termination for Cause or Resignation
	Without Good Reason	—	—	—	—	—	—
•	Termination due to Death	$97,000	—	—	—	—	$97,000
•	Termination due to Disability	$97,000	—	—	—	—	$97,000

Name		Severance Payment (1)	Pension Enhancement (2)	Health/Life (3)	Outplacement Services(4)	Gross Up(5)	Totals
Edward A. Hasler
•	Termination Without Cause or Resignation for Good
	Reason, After Change in Control	$1,885,000	$473,001	$306,134	$50,000	$1,041,924	$3,756,059
•	Termination Without Cause or Resignation for Good
	Reason, with no Change in Control	$1,288,000	$473,001	$23,536	—	—	$1,784,537
•	Termination for Cause or Resignation
	Without Good Reason	—	—	—	—	—	—
•	Termination due to Death	$97,000	—	—	—	—	$97,000
•	Termination due to Disability	$97,000	—	—	—	—	$97,000
Larry J. Beard
•	Termination Without Cause or Resignation for Good
	Reason, After Change in Control	$1,430,500	$152,258	$372,182	$50,000	$672,017	$2,676,957
•	Termination Without Cause or Resignation for Good
	Reason, with no Change in Control	$983,500	$152,258	$34,106	—	—	$1,169,864
•	Termination for Cause or Resignation
	Without Good Reason	—	—	—	—	—	—
•	Termination due to Death	$97,000	—	—	—	—	$97,000
•	Termination due to Disability	$97,000	—	—	—	—	$97,000
Michael C. Verwilst
•	Termination Without Cause or Resignation for Good
	Reason, After Change in Control	$756,500	$153,800	$459,442	$42,750	$484,451	$1,896,943
•	Termination Without Cause or Resignation for Good
	Reason, with no Change in Control	$406,500	—	$24,750	—	—	$431,250
•	Termination for Cause or Resignation
	Without Good Reason	—	—	—	—	—	—
•	Termination due to Death	$65,000	—	—	—	—	$65,000
•	Termination due to Disability	$65,000	—	—	—	—	$65,000
James W. Pifer (7)		$867,170	$86,478	$456,388	$48,750	—	$1,458,786

(1)	Cash severance is generally paid in a lump sum at termination. Cash severance amounts estimated above are based on providing executives with a multiple of the sum of (i) their annual base rate of salary at the date of termination plus (ii) their target annual bonus for the year prior to termination, with such multiple equal to three (3) for Mr. McElya; two (2) for Messrs. Campbell, Hasler, Beard, and Pifer; and one (1) for Mr. Verwilst. If the termination occurs following a change of control, each Named Executive Officer’s cash severance is increased by one additional year’s base salary. Further description of the terms applicable to cash severance payments is included under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ beginning on page 110.

(2)	The pension enhancement provides for payment of the present value of the additional accrued benefit that would otherwise be due from the Company’s qualified and nonqualified pension plans had the executive continued in active service for a specified number of years beyond termination, with such number of years equal to three (3) for Mr. McElya; two (2) for Messrs. Campbell, Hasler, Beard, and Pifer; and one (1) for Mr. Verwilst. Pension-eligible earnings to be used for these calculations depend on the circumstances of the termination, described under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ beginning on page 110.

(3)	Health and life insurance benefits are continued for the Named Executive Officers and their covered dependents after termination of employment under certain circumstances. In such cases, the commitment is generally to provide for coverage for these benefits in a manner such that (i) benefits provided are substantially similar to those at termination and (ii) recipients of such benefits will not pay a higher share of cost for such benefits than had been required prior to termination of employment based on elections in place at that time. These values were calculated using the following assumptions and methods: (a) a rate of 5.75% per annum was assumed to discount expected benefit cash flows in estimating present values; (b) mortality was assumed to occur in accordance with the UP94 mortality table for males and females; (c) medical costs were assumed to increase in future years at an annual rate of 10% in 2007 grading down to 5% in 2014 and thereafter; (d) dental costs were assumed to increase in future years at an annual rate of 5% per year; (e) medical costs were assumed to increase for aging (morbidity) at a rate of 2.5% for each year through age 80, 1% between 80 and 85, and 0% thereafter; (f) the value of life insurance coverage provided for the lifetime of the executive and his spouse was calculated as an actuarial present value of the death benefits using the discount rate and mortality table described above; and (g) the value of life insurance provided two years after termination (three years for Mr. McElya) was calculated as the discounted present value of the premiums based on the rates for conversion from the group policy to a single policy provided by CSA’s insurance provider. If the benefits provided to Mr. McElya during the first 36 months following the termination of his employment, or provided to the other Named Executive Officers following a change of control for the first 24 months following their termination of employment, as applicable, cannot be provided by an existing plan or program maintained by the Company, and as a result such benefits are taxable to the individual, then the Company will pay such benefits directly out of its general assets and will also pay the Named Executive Officer an additional payment to cover the taxes due on such benefits. The Company currently anticipates that the benefits will be able to be provided under the Company-sponsored plans and such tax payment will not be necessary. Further description of the terms applicable to health and life insurance benefits is included under ‘‘Terms Applicable to Payments Upon Termination,’’ beginning on page 110.

(4)	Payment of the cost of outplacement services is provided in an amount up to 15% of the executive’s annual base salary at the time of termination. Actual reimbursement is assumed not to exceed $50,000.

(5)	Upon a change of control of the Company each executive may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Pursuant to the executive’s employment agreement and/or the Severance Plan, the Company has agreed to reimburse the executive for all excise taxes that are imposed on the executive pursuant to Section 280G and any income and excise taxes that are payable by the executive as a result of this reimbursement. The calculation of this gross-up amount in the above tables is based upon an excise tax rate of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate and a 3.9% state income tax rate. These amounts assume that the equity awards will be cancelled without further benefit to the executive, and further assumes that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition covenants included in the agreement. Amounts will be discounted to the extent the Company can demonstrate by clear and convincing evidence that the non-competition covenants included in the agreement substantially constrains the executive’s ability to perform services and there is a reasonable likelihood that the non- competition covenants will be enforced against the individual.

(6)	The amounts set forth in the table for Mr. McElya represent the total amounts estimated to be payable to him upon termination of his employment as of December 31, 2006. Pursuant to Mr. McElya’s employment agreement, he will be reimbursed for all excise taxes that are imposed pursuant to Code Section 280G and any income and excise taxes that are payable as a result of this reimbursement. The Company assumes that if Mr. McElya’s employment was terminated on December 31, 2006 without cause or by his resignation for good reason such termination would not be deemed to have occurred in connection with the 2004 Acquisition, and therefore the payment of the severance and the provision of other benefits under his employment agreement would not cause Mr. McElya to be subject to the excise tax pursuant to Code Section 280G.

(7)	Mr. Pifer’s employment was terminated effective December 22, 2006. The amounts set forth in the table represent actual payouts that occurred in January 2007, which amounts are reflected in the Summary Compensation Table on page 96. The amount set forth for Mr. Pifer under column (1) of the table includes the cost of the automobile previously leased by the Company on behalf of Mr. Pifer, which was purchased by the Company and given to Mr. Pifer upon the termination of his employment. Pursuant to Mr. Pifer’s employment agreement, he will be reimbursed for all excise taxes that are imposed pursuant to Code Section 280G and any income and excise taxes that are payable as a result of this reimbursement. The Company has not paid any amount to Mr. Pifer following his termination of employment for the excise tax reimbursement and assumes that no such reimbursement will be made.

Terms Applicable to Payments Upon Termination of Employment

The Company has in effect employment agreements with each of the Named Executive Officers which provide severance pay and benefits in the event of the executive’s termination of employment for specified reasons prior to a change of control of the Company, and a Change of Control Severance Pay Plan that provides severance pay and benefits if the executive is terminated following a change of control.

Mr. McElya’s Employment Agreement

The employment agreement with Mr. McElya has an initial term ending December 31, 2009, and is automatically extended for one year periods thereafter unless either the Company or Mr. McElya provides a notice of termination by September 30 of a given year. The agreement provides Mr. McElya with an annual base salary (currently $850,000), which is to be reviewed by the Board each year. The Board may increase, but not decrease, the base salary. The agreement also provides Mr. McElya with an annual bonus opportunity based on a percentage of his base salary (currently 100%) as well as participation in the Company’s benefit plans and long-term incentive plans and programs.

If Mr. McElya terminates employment for ‘‘Good Reason’’ or the Company terminates Mr. McElya’s employment without ‘‘Cause’’, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to Mr. McElya: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) a lump sum payment equal to three times his current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination); (iv) a lump sum payment equal to the value of three additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming his compensation under such plans for the three year period was the highest compensation paid to him during any of the preceding five years; (v) three years of continued coverage under the life, accident and health plans sponsored by the Company and in which Mr. McElya was covered immediately prior to his termination; (vi) medical and life insurance coverage for Mr. McElya and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to 15% of his annual base pay. If, during the first 36 months of life, medical and accident benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to Mr. McElya and his covered family members on a tax-free basis, then the Company will make an additional payment to Mr. McElya to reimburse him for the taxes due on such benefits.

If Mr. McElya terminates employment for Good Reason or is terminated by the Company without Cause prior to December 31, 2007, then all or a portion of the payments due as described above may be paid from a trust that was established by Cooper Tire in connection with the 2004 Acquisition. If the assets of the trust are not sufficient to pay the entire amount of severance owed, then the Company is responsible to pay the difference.

Termination for ‘‘Cause’’ under Mr. McElya’s employment agreement means termination for any of the following reasons: (i) any act or omission constituting a material breach by him of any of his significant obligations under the agreement or his continued failure or refusal to adequately perform the duties reasonably required of him which is materially injurious to the Company and his failure to correct such breach, failure or refusal within thirty (30) days of notice to him thereof by the Company’s board of directors; (ii) the conviction for a felony or the conviction for or finding by civil verdict of the commission by him of a dishonest act or common law fraud against the Company; or (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company and his failure to correct such act or omission after notification by the Board of any such act or omission.

Termination by Mr. McElya for ‘‘Good Reason’’ under his employment agreement means termination following the occurrence of any of the following, without Mr. McElya’s express, prior written consent: (i) a material breach by the Company of its obligations under the agreement relating to Mr. McElya’s duties, compensation and benefits, including but not limited to, the assignment to him of any duties materially inconsistent with his status as Chief Executive Officer of the Company, or his removal from such position, or a substantial adverse alteration in the nature of his responsibilities except, in each case, in connection with a promotion, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Mr. McElya; (ii) the relocation of Mr. McElya’s work location 150 miles or more from its current location, except for relocation to the Company’s headquarters and required travel on the Company’s business to an extent reasonably required to perform his duties; (iii) except as required by law, the failure by the Company to provide Mr. McElya with benefit plans that provide health, life, disability, retirement and fringe benefits that are substantially comparable in the aggregate to the level of such benefits provided him by Cooper Tire immediately prior to the 2004 Acquisition other than in connection with a reduction in such level of benefits that applies to other senior executives of the Company; (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the Company’s obligations under the employment agreement and provide Mr. McElya with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in the employment agreement; or (v) the failure of the board of directors to elect Mr. McElya to his existing position or an equivalent position.

If Mr. McElya terminates employment as a result of death, then the Company shall continue paying his base salary for a period of 90 days following his death and shall make a pro rata payment of the target amounts payable under any annual and long-term incentive compensation awards then in effect. In addition, Mr. McElya’s surviving spouse, if any, will receive lifetime medical and life insurance coverage under the Company’s plans and his dependent children, if any, will receive continued medical insurance coverage at the same cost as was charged to Mr. McElya prior to his death.

If Mr. McElya’s employment terminates due to disability, then the Company shall make a pro rata payment of the target amounts payable under any annual and long-term incentive compensation awards then in effect. In addition, Mr. McElya and his spouse, if any, will receive lifetime medical and life insurance coverage under the Company’s plans and his dependent children, if any, will receive continued medical insurance coverage at the same cost as was charged to Mr. McElya while actively employed. Termination due to ‘‘disability’’ under the employment agreement would occur if Mr. McElya became physically or mentally incapacitated and was unable for a period of six (6) consecutive months or for an aggregate of nine (9) months in any twenty-four (24) consecutive month period to perform his duties.

If Mr. McElya’s employment is terminated for any other reason, including his election to retire, then no amounts are payable under the agreement.

If the Company elects not to extend Mr. McElya’s employment agreement for any year after expiration of the initial term, then Mr. McElya will be treated as if he were terminated by the Company without Cause and entitled to the severance pay and other benefits described above, except that such pay and benefits will not be paid until his actual termination of employment and if his actual termination occurs between ages 63 and 64, his lump sum severance payment multiplier is reduced to two, if between ages 64 and 65, his severance multiplier is reduced to one, and if after age 65, Mr. McElya will not be entitled to any severance payment or other benefits under the agreement.

The agreement also provides that if any payment or the amount of benefits due under the agreement or otherwise would be considered an excess parachute payment that subjects Mr. McElya to excise tax under Internal Revenue Code Section 4999, then the Company will make an additional ‘‘gross-up’’ payment to Mr. McElya to reimburse him for such taxes (and any taxes due on the gross-up payment).

In exchange for the benefits provided under the agreement, Mr. McElya agrees not to compete with the Company for a two-year period after his termination of employment, not to solicit or interfere with any Company employee or customer, and not to disclose confidential and proprietary Company information. Mr. McElya is also required to execute a release of all claims against the Company as a condition to receiving the severance payment and benefits, if applicable.

Employment Agreements of Other Named Executive Officers

The Company has in effect employment agreements with the other four Named Executive Officers, which are substantially similar to Mr. McElya’s employment agreement except as described below. Each agreement is effective for an initial term ending December 31, 2009. The agreement continues for one year periods thereafter, unless the Company or Named Executive Officer provides a notice of termination at least 60 days prior to the end of any term. Under the agreement, each of these Named Executive Officers is paid an annual base salary as follows: $500,000 for Mr. Hasler; $400,000 for Mr. Campbell; $365,000 for Mr. Beard; and $300,000 for Mr. Verwilst. Each agreement provides that the Compensation Committee may increase the base salary from time to time, based upon recommendation of the Chief Executive Officer. Each agreement also provides that the Named Executive Officer will be entitled to participate in such annual and long-term incentive compensation programs and benefit plans and programs as are generally provided to senior executives.

If a Named Executive Officer terminates employment for ‘‘Good Reason’’ or the Company terminates the employment of the Named Executive Officer without ‘‘Cause’’, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to the Named Executive Officer: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any annual incentive compensation amounts for which the performance period has not ended; (iii) a lump sum payment equal to two times (one times for Mr. Verwilst) the executive’s current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination); (iv) a lump sum payment equal to the value of two additional years (one additional year for Mr. Verwilst) of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for such period was the same as the compensation paid to him during the year preceding his termination of employment; and (v) two years of continued coverage under the life and health plans sponsored by the Company at the same cost to the executive as is being charged to active employees.

Termination for ‘‘Cause’’ under the employment agreements of these executives means termination for any of the following reasons: (i) the executive’s willful failure to perform duties or directives which is not cured following written notice; (ii) the executive’s commission of a felony or crime involving moral turpitude; (iii) the executive’s willful malfeasance or misconduct which is demonstrably injurious to the Company; or (iv) material breach by the executive of the non-competition, non-solicitation or confidentiality provisions of the agreement.

Termination by any of these executives for ‘‘Good Reason’’ shall mean termination following any of the following: (i) a substantial diminution in the executive’s position or duties, adverse change in reporting lines, or assignment of duties materially inconsistent with the executive’s position; (ii) any reduction in the executive’s base salary or annual bonus opportunity; (iii) any reduction in the executive’s long-term cash incentive compensation opportunities, other than reductions generally affecting other senior executives participating in the applicable long-term incentive compensation programs or arrangements; (iv) the failure of the Company to pay the executive any compensation or benefits when due; (v) relocation of the executive’s principal place of work in excess of 50 miles from the executive’s current principal place of work; or (vi) any material breach by the Company of the terms of the Agreement; in each case if the Company fails to cure such event within 10 calendar days after receipt from the executive of written notice of the event which constitutes Good Reason.

If the Named Executive Officer’s employment terminates due to disability or death, then the Company shall make a pro rata payment of the target amounts payable under any annual and long-term incentive compensation awards then in effect. In the event of any other termination of employment, no amounts are payable under the agreement.

If the Company elects not to extend the Named Executive officer’s employment agreement for any year after expiration of the initial term, then the Named Executive Officer will be treated as if he were terminated by the Company without Cause and entitled to the severance pay and other benefits described above, except that such pay and benefits will not be paid until his actual termination of employment and if his actual termination occurs between ages 64 and 65, his lump sum severance payment multiplier (if higher than one) is reduced to one, and if after age 65, the executive will not be entitled to any severance payment or other benefits under the agreement.

In exchange for the benefits provided under the agreement, the Named Executive Officers agree not to compete with the Company or solicit or interfere with any Company employee or customer for a two-year period (one-year period for Mr. Verwilst) after his termination of employment, and not to disclose confidential and proprietary Company information. Each Named Executive Officer is also required to execute a release of all claims against the Company as a condition to receiving the severance payment and benefits, if applicable.

Change of Control Severance Plan

If the Named Executive Officers are terminated following a change of control of the Company, then in lieu of the severance payments and benefits described above, the executives are entitled to the severance pay and benefits provided under the Company’s Change of Control Severance Pay Plan. Under the plan, if within two years following a ‘‘Change of Control’’ of the Company as defined in the plan and described below, a Named Executive Officer is terminated by the Company (or its successor in the change of control transaction) without ‘‘Cause’’ as defined in the plan and described below, or terminates his employment for certain reasons, then the Company (or its successor) will pay or provide to the Named Executive Officer: (i) an amount equal to one year of his annual base salary; (ii) a pro rata payment of any annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) a lump sum payment equal to three (for Mr. McElya), two (for Messrs. Beard, Campbell and Hasler) and one (for Mr. Verwilst) times his current annual base salary plus his annual target bonus amount (for the year preceding the year of the change of control); (iv) a lump sum payment equal to the value of three (for Mr. McElya), two (for Messrs. Beard, Campbell and Hasler) and one (for Mr. Verwilst) additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for respective period was the highest compensation paid to the executive during any of the preceding five years; (v) three years (for Mr. McElya) and two years (for all other Named Executive Officers) of continued coverage under the life and health plans sponsored by the Company and in which the executive was covered immediately prior to his termination; (vi) medical and life insurance coverage for the Named Executive Officer and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents, at the same cost as was being charged to the Named Executive Officer immediately prior to the change of control; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to the lesser of 15% of the Executive’s annual base pay or $50,000. If, during the first 36 months (for Mr. McElya) or 24 months (for all other Named Executive Officers) of life and medical benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to the Named Executive Officer and his covered family members on a tax-free basis, then the Company will make an additional payment to the Named Executive Officer to reimburse him for the taxes due on such benefits.

A ‘‘Change of Control’’ under the plan means the occurrence of any of the following events: (i) the sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of the Company to any ‘‘person’’ or ‘‘group’’ (as such terms are defined in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’)) other than certain permitted entities affiliated with the Company or its Sponsors or (ii) any person or group, other than such permitted entities, becomes the ‘‘beneficial owner’’ (as defined in Rules 13d-3 and l3d-5 under the Exchange Act), directly or indirectly, of greater than or equal to 50% of the total voting power of the voting stock of the Company, including by way of merger, consolidation or otherwise, except where one or more of the Sponsors and/or their respective affiliates, immediately following such merger, consolidation or other transaction, continue to have the ability to designate or elect a majority of the board of directors of the Company (or the board of directors of the resulting entity or its parent company). A transaction or series of transactions that would otherwise not constitute a Change of Control is treated as a Change of Control for purposes of the Named Executive Officer’s entitlements under the plan if clause (i), above, is satisfied in respect of the business or division in which such executive is principally engaged.

Termination for ‘‘Cause’’ under the plan has the same meaning as termination for Cause under Mr. McElya’s employment agreement, described above. The circumstances that constitute reasons under the plan for which a Named Executive Officer may terminate his employment and be entitled to severance benefits as if he was terminated without Cause are as follows: (i) for Messrs. McElya, Hasler, Campbell and Beard, a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive immediately prior to the Change in Control, (ii) a reduction in the executive’s base salary or opportunities for incentive compensation under applicable Company plans and programs, (iii) the termination or denial of the executive’s rights to employee benefits or a reduction in the scope or aggregate value thereof, (iv) any material breach of its obligations under the plan by the Company or any successor or (v) a requirement by the Company that the executive move his principal work location more than 50 miles; in each case other than (v) unless remedied by the Company within ten calendar days following notice from the executive of such circumstances. Under the plan, Mr. McElya may voluntarily terminate his employment for any reason or without reason during the thirty-day period immediately following the date that is six months after a Change of Control has occurred (other than a Change of Control related to an initial public offering) and receive the severance benefits applicable to termination without Cause.

The plan also provides that if any payment or the amount of benefits due under the plan or otherwise would be considered an excess parachute payment that subjects the Named Executive Officer to excise tax under Internal Revenue Code Section 4999, then the Company will make an additional ‘‘gross-up’’ payment to the Named Executive Officer to reimburse him for such taxes (and any taxes due on the gross-up payment).

If a Named Executive Officer’s employment is terminated for any other reason, then no amounts are payable under the plan.

In exchange for the benefits provided under the plan, each Named Executive Officer agrees not to compete with the Company and not to solicit or interfere with any Company employee or customer for a two-year period (for all Named Executive Officers other than Mr. Verwilst) and for a one-year period (for Mr. Verwilst) after his termination of employment, and agrees not to disclose confidential and proprietary Company information. Each Named Executive Officer is also required to execute a release of all claims against the Company as a condition to receiving the severance payment and benefits.

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash (b)		All Other Compensation (g)		Total (h)
S. A. (Tony) Johnson	$122,500	(1)	$19,742	(5)	$142,242
Gerald J. Cardinale	—	(2)	—		—
Jack Daly	—	(2)	—		—
Michael F. Finley	—	(2)	—		—
Leo F. Mullin	—	(2)	—		—
Kenneth L. Way	$56,000	(3)	—		$56,000
John C. Kennedy (4)	$46,000	(4)	—		$46,000

(1)	Represents $75,000 for Mr. Johnson’s service as Lead Director, $40,000 for his annual outside director fee and $7,500 for attendance at meetings of the Board of Directors in 2006.

(2)	As officers or nominees of the Company’s Sponsors, Messrs. Cardinale, Daly, Finley and Mullin do not receive any compensation for serving as a director or member of any committee of the Board of Directors.

(3)	Represents $40,000 for Mr. Way’s annual outside director fee, $10,000 for his service as Chairman of the Audit Committee and $6,000 for attendance at meetings of the Board of Directors in 2006.

(4)	Represents $40,000 for Mr. Kennedy’s annual outside director fee and $6,000 for attendance at meetings of the Board of Directors in 2006. Mr. Kennedy resigned from the Board of Directors effective February 28, 2007.

(5)	Represents reimbursement of health care benefit premiums.

Summary of Director Compensation

Directors who are officers or nominees of our Sponsors do not receive any compensation for serving as a director or as a member or chair of a committee of the Board of Directors. Members of the Board of Directors who are not employees of the Company or officers, nominees or employees of our Sponsors are compensated with a retainer in the amount of $40,000 per year, plus $1,500 per meeting of the Board of Directors that such member attends. Our Lead Director, Mr. Johnson, receives an additional $75,000 per year for his service as Lead Director. The Company also reimburses Mr. Johnson for the cost of health care benefits. Mr. Way receives an additional $10,000 per year for his service as the Chairman of the Audit Committee. Our directors who are not employees of the Company or officers, nominees or employees of our Sponsors are eligible to receive grants of nonqualified and incentive stock options and other stock-based awards under the Company’s Stock Incentive Plan. No options were granted under the Stock Incentive Plan to any director of the Company in 2006.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Daly, Finley and Johnson served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure under this item.

During the last year, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committtee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion & Analysis be included in this annual report.

S. A. Johnson, Chairman
Jack Daly
Michael F. Finley

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

Name and beneficial owner	Number	Percent
The Cypress Group L.L.C. (1)	1,590,000	49.1%
The Goldman Sachs Group, Inc. (2)	1,590,000	49.1
James S. McElya	20,000		*
S.A. (Tony) Johnson	5,000		*
Kenneth L. Way	2,500		*
Michael F. Finley (3)	—	—
Gerald J. Cardinale (4)	—	—
Jack Daly (4)	—	—
Leo F. Mullin (4)	1,000		*
Larry J. Beard	5,000		*
Allen J. Campbell	3,150		*
Edward A. Hasler	2,700		*
Michael C. Verwilst	3,000		*
All directors and executive officers as a group (11 persons)	42,350	1.3%

*	less than 1%.

(1)	Includes 64,114 shares of common stock owned by Cypress Merchant Banking II C.V., 1,508,152 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 14,554 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 3,180 shares owned by Cypress Side-by-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The business address of these entities is c/o The Cypress Group L.L.C., 65 East 55th Street, New York, New York 10022.

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

(3)	Mr. Finley is a Managing Director of The Cypress Group L.L.C. Mr. Finley disclaims beneficial ownership of any shares held or controlled by the Cypress Funds or their affiliates.

(4)	Mr. Cardinale is a Managing Director and Partner in Goldman, Sachs & Co.’s Principal Investment Area. Mr. Daly is a Managing Director in Goldman, Sachs & Co.’s Principal Investment Area. Mr. Mullin is a Senior Advisor to GS Capital Partners. Each of Messrs. Cardinale, Daly, and Mullin disclaim beneficial ownership of any shares held or controlled by these entities or their affiliates.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Messrs. Johnson, Cardinale, Daly, Finley, Mullin and Way are ‘‘independent’’ directors as defined in the listing standards of the Nasdaq Stock Market. Mr. McElya, our Chairman and Chief Executive Officer, is not an ‘‘independent’’ director within such definition.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

	Fiscal Year Ended December 31,
	2005	2006
Audit fees (1)	1,907	2,532
Audit-related fees (2)	135	239
Tax fees (3)	661	463
All other fees (4)	1,045	575

(1)	Audit fees include services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, international statutory audits, and assistance with filing of our registration statements.

(2)	Audit related fees include services related to the audits of our employee benefit plans and consulation concerning financial accounting and reporting standards.

(3)	Tax fees include services related to tax compliance, tax advice, and tax planning.

(4)	All other fees include services related to transaction advisory.

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

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by Ernst & Young LLP. All of the audit, audit-related, tax, and all other services performed by Ernst & Young LLP were pre-approved by the Audit Committee pursuant to its pre-approval policies and procedures as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    Documents Filed as Part of this Report on Form 10-K:

		10-K Report page(s)
(1)	Financial Statements:
	Report of Ernst & Young LLP, independent registered public accountants	43
	Combined and consolidated statements of operations for the years ended December 31, 2006 and 2005 (Successor), the period from December 24, 2004 through December 31, 2005 (Successor), and the period from January 1, 2004 through December 23, 2004 (Predecessor)	44
	Consolidated balance sheets of the Successor as of December 31, 2006 and December 31, 2005	45
	Combined statements of changes in net parent investment of the Predecessor for the period from January 1, 2004 through December 23, 2004	46
	Consolidated statements of changes in stockholders’ equity of the Successor for the years ended December 31, 2006 and 2005 and the period from December 24, 2004 through December 31, 2004	47
	Combined and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 (Successor), the period from December 24, 2004 through December 31, 2004 (Successor), and the period from January 1, 2004 through December 23, 2004 (Predecessor)	48
	Notes to combined and consolidated financial statements	49
2.	Financial Statement Schedules:
	Schedule II – Valuation and Qualifying Accounts	86

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	The Exhibits listed on the ‘‘Index to Exhibits’’ are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit
3.3**	Certificate of Incorporation of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
3.4**	Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.1**	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.2**	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.3**	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.4**	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4.5**	Form of 7% Senior Notes due 2012, exchange note Global Note (incorporated by reference to Exhibit 4.5 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.6**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note (incorporated by reference to Exhibit 4.6 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.7**	7% Senior Notes due 2012, Rule 144A Global Note (incorporated by reference to Exhibit 4.7 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.	Description of Exhibit
4.8**	7% Senior Notes due 2012, Regulation S Global Note (incorporated by reference to Exhibit 4.8 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.9**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note (incorporated by reference to Exhibit 4.9 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4.10**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note (incorporated by reference to Exhibit 4.10 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.1**	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.2**	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.3**	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.4**	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.5**	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
10.6	First Amendment and Consent to Credit Agreement, dated as of February 1, 2006, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.7**	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.8**	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.9	Stock and Asset Purchase Agreement, dated as of December 4, 2005, between ITT Industries, Inc. and Cooper-Standard Automotive Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2005).
10.10	First Amendment to the Stock and Asset Purchase Agreement dated February 6, 2006 between Cooper-Standard Automotive Inc. and ITT Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006).
10.11**	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.12**	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.13**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.14**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit
*10.15**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Larry J. Beard (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.16***	Employment Agreement, dated as of January 1, 2007, by and among Cooper-Standard Automotive Inc. and Larry J. Beard.
*10.17**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.18***	Employment Agreement, dated as of January 1, 2007, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell.
*10.19**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James W. Pifer (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.20**	Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James W. Pifer (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.21**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.22***	Employment Agreement, dated as of January 1, 2007, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler.
*10.23**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.24***	Second Amended and Restated Employment Agreement, dated as of December 23, 2004, by and among Cooper-Standard Automotive Inc. and James S. McElya.
*10.25**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.26**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10.27	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and John C. Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2005).

Exhibit No.	Description of Exhibit
*10.28	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and Leo F. Mullin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10.29***	Employment Agreement dated as of January 1, 2007 by and among Cooper-Standard Automotive Inc. and Michael C. Verwilst.
*10.30***	Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan, as Amended and Restated Effective January 1, 2007.
*10.31***	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, as Amended and Restated Effective January 1, 2007.
*10.32	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10.33***	Cooper-Standard Automotive Inc. Deferred Compensation Plan, Effective January 1, 2005 with Amendments through January 1, 2007.
*10.34***	Cooper-Standard Automotive Inc. Pre-2005 Executive Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005.
*10.35***	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of December 31, 2006.
*10.36***	Cooper-Standard Automotive Inc. Long-Term Incentive Plan.
10.37**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.38**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.39**	Nishikawa Standard Company Partnership Agreement, dated as of March 23, 1989, by and between Nishikawa of America Inc. and NISCO Holding Company (incorporated by reference to Exhibit 10.29 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.40**	Amendment No. 1 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.30 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.41**	Amendment No. 2 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.31 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.42**	Amendment No. 3 to the Nishikawa Standard Company Partnership Agreement (incorporated by reference to Exhibit 10.32 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.	Description of Exhibit
10.43**	Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company (incorporated by reference to Exhibit 10.33 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.44**	Supplemental Formation Agreement between Nishikawa Rubber Co., Ltd. and The Standard Products Company (incorporated by reference to Exhibit 10.34 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10.45**	Assignment and Assumption of Partnership Interest by and between Nishikawa of America Inc. and NISCO Holding Company (incorporated by reference to Exhibit 10.35 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
21.1***	List of Subsidiaries
24.1***	Powers of Attorney
31.1***	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
31.2***	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contracts and compensatory plans or arrangements

**	Reference is to Registration Statement or Amendment with Registration No. 333-123708

***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
Date: April 2, 2007	/s/ James S. McElya
James S. McElya Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2007, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)

Helen T. Yantz

/s/ Gerald J. Cardinale	Director

Gerald J. Cardinale

/s/ Jack Daly	Director

Jack Daly

/s/ Michael F. Finley	Director

Michael F. Finley

/s/ S. A. (Tony) Johnson	Director

S. A. (Tony) Johnson

/s/ Leo F. Mullin	Director

Leo F. Mullin

/s/ Kenneth L. Way	Director

Kenneth L. Way

*By:	/s/ Timothy W. Hefferon Timothy W. Hefferon, as attorney-in-fact for the persons indicated

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders or proxy material has been sent to the registrant’s security holders.