Form 10-Q
period 2007-03-31
Cooper-Standard Holdings Inc.
filed 2007-05-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Number of shares of common stock of registrant outstanding, at April 30, 2007:

3,233,600 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Sales	$540,371	$576,261
Cost of products sold	453,676	482,784
Gross profit	86,695	93,477
Selling, administration, & engineering expenses	48,836	48,720
Amortization of intangibles	7,508	7,809
Restructuring	2,223	4,743
Operating profit	28,128	32,205
Interest expense, net of interest income	(20,267)	(21,844)
Equity earnings	949	332
Other expense	(957)	(1,242)
Income before income taxes	7,853	9,451
Provision for income tax expense	2,371	4,777
Net income	$5,482	$4,674

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,322	$51,213
Accounts receivable, net	383,779	432,449
Inventories, net	120,865	122,669
Prepaid expenses	11,349	16,384
Other	10,071	10,071
Total current assets	582,386	632,786
Property, plant, and equipment, net	542,536	549,336
Goodwill	435,636	439,646
Intangibles, net	284,539	277,538
Other assets	66,336	63,928
	$1,911,433	$1,963,234
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$17,414	$18,677
Accounts payable	165,992	203,588
Payroll liabilities	71,650	72,765
Accrued liabilities	76,278	94,636
Total current liabilities	331,334	389,666
Long-term debt	1,038,047	1,018,479
Pension benefits	60,994	60,710
Postretirement benefits other than pensions	99,300	101,135
Deferred tax liabilities	34,008	33,114
Other long-term liabilities	27,041	31,707
Stockholders’ equity:
Common stock, $0.01 par value, 3,500,000 shares authorized,
3,238,100 and 3,233,600 shares issued and outstanding at
December 31, 2006 and March 31, 2007, respectively	32	32
Additional paid-in capital	323,778	323,327
Retained earnings (deficit)	(4,151)	328
Cumulative other comprehensive income	1,050	4,736
Total stockholders’ equity	320,709	328,423
	$1,911,433	$1,963,234

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating Activities:
Net income	$5,482	$4,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	24,961	22,016
Amortization	7,508	7,809
Non-cash restructuring charges	9	2
Amortization of debt issuance cost	1,075	1,301
Changes in operating assets and liabilities	(40,910)	6,523
Net cash provided by (used in) operating activities	(1,875)	42,325
Investing activities:
Property, plant, and equipment	(15,586)	(17,648)
Acquisition of business, net of cash acquired	(209,803)	(10,616)
Other	114	194
Net cash used in investing activities	(225,275)	(28,070)
Financing activities:
Proceeds from issuance of long-term debt	214,858	—
Principal payments on long-term debt	(2,756)	(20,412)
Proceeds from issuance of stock	300	—
Debt issuance cost	(4,763)	—
Other	(154)	896
Net cash provided by (used in) financing activities	207,485	(19,516)
Effects of exchange rate changes on cash	448	152
Changes in cash and cash equivalents	(19,217)	(5,109)
Cash and cash equivalents at beginning of period	62,204	56,322
Cash and cash equivalents at end of period	$42,987	$51,213

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Overview

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body & chassis and fluid handling components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks primarily for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2006, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2007 are not necessarily indicative of results for the full year.

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

The following unaudited pro forma financial data summarizes the results of operations for the three months ended March 31, 2006, as if the acquisition of FHS had occurred as of January 1, 2006. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension and other post retirement benefit losses, interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

2006
Sales	$581,329
Operating Profit	30,484
Net income	5,898

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. The Company has not granted any significant share-based payments. All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115’’ (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt FAS No. 159 as of January 1, 2008 and is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires prospective application and is effective for non-public companies for fiscal years ending after June 15, 2007. The Company will be required to adopt SFAS No. 158 effective December 31, 2007 and is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation as of January 1, 2007, and recognized the cumulative impact of adoption of $195 as an increase to its liability for unrecognized tax benefits with a corresponding reduction in the Company’s retained earnings balance as of January 1, 2007. See Note 7 Income Taxes for additional discussion of FIN 48.

2.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company recorded goodwill totaling $52,469 at March 31, 2007. Other changes to goodwill primarily consisted of deferred tax and other purchase accounting adjustments in connection with the 2004 Acquisition. The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are summarized as follows:

	Body & Chassis	Fluid	Total
Balance at December 31, 2006	$154,903	$280,733	$435,636
Adjustments to the Acquisition of FHS	—	(320)	(320)
Other	4,336	(6)	4,330
Balance at March 31, 2007	$159,239	$280,407	$439,646

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2006 and March 31, 2007, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$153,905	$(38,158)	$115,747	7 to 9 years
Customer relationships	166,595	(16,384)	150,211	15 to 20 years
Developed technology	17,548	(3,382)	14,166	5 to 12 years
Trademarks and tradenames	3,000	(187)	2,813	12 to 20 years
Other	2,753	(1,151)	1,602
Balance at December 31, 2006	$343,801	$(59,262)	$284,539
Customer contracts	$154,348	$(43,139)	$111,209	7 to 9 years
Customer relationships	167,115	(18,539)	148,576	15 to 20 years
Developed technology	17,563	(3,901)	13,662	5 to 12 years
Trademarks and tradenames	3,000	(241)	2,759	12 to 20 years
Other	2,750	(1,418)	1,332
Balance at March 31, 2007	$344,776	$(67,238)	$277,538

Amortization expense totaled $7,508 and $7,809 for the three months ended March 31, 2006 and 2007, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2007.

3.    Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. One of the closures was substantially completed in 2006, the other one is expected to be completed in 2007. A total of approximately 750 employees will be terminated as part of these initiatives, of which 628 were terminated as of March 31, 2007. Cash payments related to these restructuring activities will extend into 2007.

During the first quarter of 2007, the Company recorded total costs of $1,197 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $363 and $834. The following table summarizes the activity for this initiative during the first quarter of 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$3,672	$313	$—	$3,985
Expense incurred	363	834	—	1,197
Cash payments	(802)	(838)	—	(1,640)
Balance at March 31, 2007	$3,233	$309	$—	$3,542

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure is essentially complete as of March 31, 2007 at a total cost of $2,980. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$138	$—	$—	$138
Expense incurred	—	19	—	19
Cash payments	(104)	(19)	—	(123)
Balance at March 31, 2007	$34	$—	$—	$34

In September 2006, the Company announced a restructuring action and the closure of a manufacturing facility located in the United Kingdom and the transfer of the related production to other facilities in Europe and North America. This closure is expected to be completed by the end of 2007 at an estimated total cost of approximately $16,700. The Company recorded severance, asset impairment, and other exit costs of $2,135, $2, and $1,240, respectively, during the first quarter ended March 31, 2007. The Company expects that approximately 270 employees will be terminated, of which 50 were terminated as of March 31, 2007. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$2,534	$—	$—	$2,534
Expense incurred	2,135	1,240	2	3,377
Cash payments	(994)	(1,240)	—	(2,234)
Utilization of reserve	—	—	(2)	(2)
Balance at March 31, 2007	$3,675	$—	$—	$3,675

FHS Acquisition Initiatives

In connection with the acquisition of FHS, the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2007 and 2008 at an estimated total cost of approximately $18,700, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$9,256	$720	$—	$9,976
Expense incurred	37	113	—	150
Cash payments	(373)	(94)	—	(467)
Balance at March 31, 2007	$8,920	$739	$—	$9,659

4.    Inventories

Inventories are comprised of the following:

	December 31, 2006	March 31, 2007
Finished goods	$35,441	$33,326
Work in process	21,271	24,997
Raw materials and supplies	64,153	64,346
	$120,865	$122,669

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.    Debt

Outstanding debt consisted of the following at December 31, 2006 and March 31, 2007:

	December 31, 2006	March 31, 2007
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	330,500
Term Loan A	42,238	40,661
Term Loan B	82,738	67,538
Term Loan C	176,300	173,850
Term Loan D	215,183	214,955
Revolving Credit Facility	—	—
Capital leases and other borrowings	8,502	9,652
Total debt	1,055,461	1,037,156
Less: debt payable within one year	(17,414)	(18,677)
Total long-term debt	$1,038,047	$1,018,479

The Term Loan D facility consists of two tranches, with $187,625 outstanding in US dollars and €20,466 outstanding in Euros as of March 31, 2007. In addition, the Company had $16,399 of standby letters of credit outstanding under the Revolving Credit Facility as of March 31, 2007, leaving $108,601 of undrawn availability.

During the first quarter ended March 31, 2007, the Company made voluntary prepayments totaling $15,000 on the Term Loan B facility and $2,000 on the Term Loan C facility.

6.    Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three month periods ended March 31, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,549	$841	$3,007	$1,305
Interest cost	2,998	941	3,598	1,221
Expected return on plan assets	(3,489)	(870)	(4,235)	(930)
Amortization of prior service cost and recognized actuarial loss	71	—	60	165
Net periodic benefit cost	$2,129	$912	$2,430	$1,761

	Other Postretirement Benefits
	Three Months Ended March 31,
	2006	2007
Service cost	$857	$855
Interest cost	1,382	1,378
Amortization of prior service cost and recognized actuarial loss	(22)	(22)
Net periodic benefit cost	$2,217	$2,211

7.    Income Taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, the Company is required to determine its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The effective tax rate for the three months ended March 31, 2006, was 30% as compared to 51% for the three months ended March 31, 2007. The income tax rate for the three months ended March 31, 2007 varies from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and other foreign jurisdictions. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

The Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) as of January 1, 2007. This

interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 only allows the recognition of tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $195 increase in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings (deficit) balance.

Including the cumulative effect increase, as of January 1, 2007, the Company has $4,201 (including interest and penalties) of total unrecognized tax benefits. Of this total, $1,400 represents the amount of unrecognized tax benefits that, if recognized, would effect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would effect the effective tax rate due to the impact of valuation allowances and the impact of Cooper Tire indemnifying substantially all income tax liabilities resulting from periods prior to the 2004 Acquisition.

The Company, or one its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all income tax liabilities related to periods prior to the 2004 Acquisition. Subsequently, in the United States, all Internal Revenue Service examinations prior to the 2004 Acquisition are the responsibility of Cooper Tire, therefore the Company is not subject to U.S. federal, state, or local tax examinations for years ending December 23, 2004 and prior. The Company’s foreign subsidiaries are legally required to comply with the statute of limitations in each jurisdiction; however the Company is indemnified against substantially all income tax liabilities that may result from periods prior to the 2004 Acquisition. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Mexico, and U.K. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 1999.

The Company anticipates the settlement of a Revenue Canada audit within the next 12 months. The Company expects to settle the audit with a payment of USD $425 – $475, which will reduce the total unrecognized tax benefits.

The Company classifies all tax related interest and penalties as income tax expense. As of January 1, 2007, the Company recorded $180 in liabilities for tax related interest and penalties in its Consolidated Balance Sheet.

8.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2006	2007
Net income	$5,482	$4,674
Currency translation adjustment	6,859	4,043
Minimum pension liability	(12)	(60)
Fair value change of derivatives	—	(297)
Comprehensive income	$12,329	$8,360

9.    Other Expense

The components of other expense are as follows:

	Three Months Ended March 31,
	2006	2007
Foreign currency losses	$(436)	$(963)
Minority interest	(521)	(281)
Gain on disposal of fixed assets	—	2
Other expense	$(957)	$(1,242)

10.    Related Party Transactions

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two Sponsors in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $8,518 and $6,301 in the three months ended March 31, 2006 and 2007, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $202 and $1,841 in the three months ended March 31, 2006 and 2007, respectively.

11.    Business Segments

Effective January 1, 2007 the Company consolidated the NVH segment with the Sealing segment creating a new business segment called Body & Chassis Systems segment. All prior period segment information has been restated to reflect the new segment structure.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2006	2007
Sales to external customers
Body & Chassis	$300,070	$303,509
Fluid	240,301	272,752
Consolidated	$540,371	$576,261
Intersegment sales
Body & Chassis	$5,435	$5,882
Fluid	—	30
Eliminations and other	(5,435)	(5,912)
Consolidated	$—	$—
Segment profit
Body & Chassis	$1,594	$5,804
Fluid	6,259	3,647
Income before income taxes	$7,853	$9,451

	December 31, 2006	March 31, 2007
Segment assets
Body & Chassis	$862,149	$888,586
Fluid	984,935	1,012,996
Other	64,349	61,652
Consolidated	$1,911,433	$1,963,234

Restructuring costs included in segment profit for Body & Chassis and Fluid totaled $2,222 and $1, respectively, for the three months ended March 31, 2006, and $4,572 and $171, respectively, for the three months ended March 31, 2007.

12.    Guarantor and Non-Guarantor Subsidiaries

In connection with the December 2004 acquisition by the Company of the automotive segment of Cooper Tire & Rubber Company, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions).

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$137.0	$138.3	$293.7	$(28.6)	$540.4
Cost of products sold	—	120.0	116.6	245.7	(28.6)	453.7
Selling, administration, & engineering expenses	—	25.0	12.0	11.9	—	48.9
Amortization of intangibles	—	5.4	0.5	1.6	—	7.5
Restructuring	—	0.3	—	1.9	—	2.2
Operating profit (loss)	—	(13.7)	9.2	32.6	—	28.1
Interest expense, net of interest income	—	(17.1)	—	(3.1)	—	(20.2)
Equity earnings	—	—	1.0	—	—	1.0
Other income (expense)	—	9.1	(0.1)	(10.0)	—	(1.0)
Income (loss) before income taxes	—	(21.7)	10.1	19.5	—	7.9
Provision for income tax expense (benefit)	—	(8.5)	4.0	6.9	—	2.4
Income (loss) before equity in income (loss) of subsidiaries	—	(13.2)	6.1	12.6	—	5.5
Equity in net income of subsidiaries	5.5	18.7	—	—	(24.2)	—
NET INCOME	$5.5	$5.5	$6.1	$12.6	$(24.2)	$5.5

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$123.8	$168.8	$312.6	$(28.9)	$576.3
Cost of products sold	—	111.9	134.7	265.1	(28.9)	482.8
Selling, administration, & engineering expenses	—	28.5	6.7	13.6	—	48.8
Amortization of intangibles	—	5.3	0.7	1.8	—	7.8
Restructuring	—	0.7	—	4.0	—	4.7
Operating profit (loss)	—	(22.6)	26.7	28.1	—	32.2
Interest expense, net of interest income	—	(19.1)	—	(2.7)	—	(21.8)
Equity earnings	—	(0.1)	0.4	—	—	0.3
Other income (expense)	—	9.7	—	(10.9)	—	(1.2)
Income (loss) before income taxes	—	(32.1)	27.1	14.5	—	9.5
Provision for income tax expense (benefit)	—	1.8	(2.2)	5.2	—	4.8
Income (loss) before equity in income (loss) of subsidiaries	—	(33.9)	29.3	9.3	—	4.7
Equity in net income of subsidiaries	4.7	38.6	—	—	(43.3)	—
NET INCOME	$4.7	$4.7	$29.3	$9.3	$(43.3)	$4.7

CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.9	$0.4	$34.0	$—	$56.3
Accounts receivable, net	—	67.6	94.8	221.4	—	383.8
Inventories	—	27.9	30.3	62.7	—	120.9
Prepaid Expenses	—	(3.5)	1.1	13.7	—	11.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	124.0	126.6	331.8	—	582.4
Investments in affiliates and
intercompany accounts, net	320.7	175.0	415.5	185.1	(1,078.7)	17.6
Property, plant, and equipment, net	—	91.4	145.9	305.2	—	542.5
Goodwill	—	378.3	17.8	39.5	—	435.6
Other assets	—	270.2	4.7	58.4	—	333.3
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$13.3	$—	$17.4
Accounts payable	—	39.4	36.2	90.4	—	166.0
Accrued liabilities	—	66.4	9.6	72.0	—	148.0
Total current liabilities	—	109.9	45.8	175.7	—	331.4
Long-term debt	—	918.3	—	119.7	—	1,038.0
Other long-term liabilities	—	168.2	6.3	46.8	—	221.3
	—	1,196.4	52.1	342.2	—	1,590.7
Total stockholders’ equity	320.7	(157.5)	658.4	577.8	(1,078.7)	320.7
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4

CONSOLIDATING BALANCE SHEET
March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.6	$—	$29.6	$—	$51.2
Accounts receivable, net	—	79.2	116.5	236.7	—	432.4
Inventories	—	26.9	33.9	61.9	—	122.7
Prepaid Expenses	—	(2.1)	1.4	17.1	—	16.4
Other	—	10.1	—	—	—	10.1
Total current assets	—	135.7	151.8	345.3	—	632.8
Investments in affiliates and
intercompany accounts, net	328.4	224.6	396.4	199.6	(1,131.1)	17.9
Property, plant, and equipment, net	—	95.1	139.4	314.8	—	549.3
Goodwill	—	382.7	17.4	39.5	—	439.6
Other assets	—	240.6	27.0	56.0	—	323.6
	$328.4	$1,078.7	$732.0	$955.2	$(1,131.1)	$1,963.2
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$14.6	$—	$18.7
Accounts payable	—	68.9	28.8	105.9	—	203.6
Accrued liabilities	—	63.9	8.9	94.6	—	167.4
Total current liabilities	—	136.9	37.7	215.1	—	389.7
Long-term debt	—	915.5	—	103.0	—	1,018.5
Other long-term liabilities	—	174.9	6.6	45.1	—	226.6
	—	1,227.3	44.3	363.2	—	1,634.8
Total stockholders’ equity	328.4	(148.6)	687.7	592.0	(1,131.1)	328.4
	$328.4	$1,078.7	$732.0	$955.2	$(1,131.1)	$1,963.2

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$45.8	$4.1	$(51.8)	$—	$(1.9)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(4.2)	(4.0)	(7.4)	—	(15.6)
Acquisition of FHS, net of cash acquired	—	(209.8)	—	—	—	(209.8)
Proceeds from the sale of assets and other	—	—	—	0.1	—	0.1
Net cash used in investing
activities	—	(214.0)	(4.0)	(7.3)	—	(225.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(1.0)	—	(1.7)	—	(2.7)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	—	209.4	—	(1.9)	—	207.5
Effects of exchange rate changes on cash	—	—	—	0.5	—	0.5
Changes in cash and cash equivalents	—	41.2	0.1	(60.5)	—	(19.2)
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$46.7	$(0.0)	$(3.7)	$—	$43.0
Depreciation and amortization	$—	$12.4	$6.1	$14.0	$—	$32.5

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$0.6	$2.4	$39.3	$—	$42.3
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.7)	(2.7)	(11.2)	—	(17.6)
Acquisition of business, net of cash acquired	—	—	—	(10.6)	—	(10.6)
Proceeds from the sale of assets and other	—	—	—	0.1	—	0.1
Net cash used in investing
activities	—	(3.7)	(2.7)	(21.7)	—	(28.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt	—	(3.4)	—	(17.0)	—	(20.4)
Proceeds from issuance of stock	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Net change in intercompany advances	0.4	(0.4)	—	—	—	—
Other	(0.4)	—	—	1.3	—	0.9
Net cash used in financing activities	—	(3.8)	—	(15.7)	—	(19.5)
Effects of exchange rate changes on cash	—	0.8	—	(0.6)	—	0.2
Changes in cash and cash equivalents	—	(6.1)	(0.3)	1.3	—	(5.1)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3
Cash and cash equivalents at end of period	$—	$15.8	$0.1	$35.3	$—	$51.2
Depreciation and amortization	$—	$9.9	$7.3	$12.6	$—	$29.8

13.    Derivative Instruments and Hedging Activities

Interest Rate Swaps — During 2006, the Company entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

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

As of March 31, 2007, interest rate swap contracts representing $272,773 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount $246,870 of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $25,903 pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of March 31, 2007, the fair market value of $(9,417) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

Forward foreign exchange contracts —  The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the Euro portion of our Term Loan D, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Losses of $119 related to these contracts were recorded in other expense during the quarter ended March 31, 2007.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of March 31, 2007, forward foreign exchange contracts representing $10,681 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $123.

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of March 31, 2007, commodity contracts representing $1,291 of notional amount were outstanding with a fair market value of approximately $19.

14.    Acquisition

On March 31, 2007 the Company completed its purchase of the Automotive Components Holdings’ fuel rail manufacturing operations at its El Jarudo, Mexico plant for $10,616, subject to adjustments for the difference between inventory valuation, certain prepaid items, and capital expenditures under certain programs and target amounts. Under the sales agreement, Automotive Components Holdings, LLC, transferred ownership of its equity interest in Manufactura El Jarudo, S. de R.L. de C.V. to Cooper-Standard along with its related U.S. assets.

The El Jarudo operation is a North American maquiladora plant and employs approximately 450 people. It was part of Automotive Components Holdings, LLC, a Ford-managed temporary company formed in October 2005.

15.    Subsequent Event

On April 13, 2007, the Company announced the planned closure of a manufacturing facility located in Mexico. The closure is expected to be completed in the second quarter of 2007. As a result of this closure, the Company will record severance and other exit costs in the financial results as they are incurred.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see ‘‘Forward-Looking Statements’’) and in our most recently filed annual report on Form 10-K (see Item 1A. Risk Factors).

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.2 million units in 2007, which is down from 15.3 million units in 2006. European production levels in 2007 are expected to be 21.1 million units as compared to 20.4 million units in 2006. Light vehicle production in South America is expected to increase to 3.3 million vehicles in 2007 from 3.0 million vehicles in 2006.

In the first quarter of 2007, our business was negatively impacted by decreased OEM production volumes on certain platforms in North America. According to CSM Worldwide, actual North America light vehicle production volume was 3.8 million units, as compared to 4.1 million units, respectively, for the first quarter of 2007 and 2006. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber, and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by cost savings and restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide, North America and Europe light vehicle production in the second quarter of 2007 is estimated at 4.1 million and 5.6 million units, respectively, which is relatively flat for North America and a 0.2 million unit increase for Europe compared to the second quarter of 2006. We expect that our performance in 2007 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations

(dollar amounts in thousands)

	Three months ended March 31,
	2006	2007
Sales	$540,371	$576,261
Cost of products sold	453,676	482,784
Gross profit	86,695	93,477
Selling, administration, & engineering expenses	48,836	48,720
Amortization of intangibles	7,508	7,809
Restructuring	2,223	4,743
Operating profit	28,128	32,205
Interest expense, net of interest income	(20,267)	(21,844)
Equity earnings	949	332
Other expense	(957)	(1,242)
Income before income taxes	7,853	9,451
Provision for income tax expense	2,371	4,777
Net income	$5,482	$4,674

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Sales:    Consolidated sales increased $35.9 million, or 6.6%, in the first quarter of 2007. This increase resulted primarily from the full quarter impact of the FHS acquisition and favorable foreign exchange ($13.0 million). Although sales in North America were down for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, sales in Europe and Brazil increased in 2007 compared to 2006. These favorable items were partially offset by customer price concessions.

Gross Profit:    Gross profit increased $6.8 million to $93.5 million (approximately 16.2% of sales) in the first quarter of 2007 as compared to $86.7 million (approximately 16.0% of sales) in the first quarter of 2006. This increase resulted primarily from increased volume and the favorable impact of various cost saving initiatives. In addition, as a result of the acquisition of FHS, cost of products sold was increased by $2.1 million during the first quarter of 2006 due to the liquidation of the inventory fair value adjustment. Such positive items were partially offset by customer price concessions.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses of $48.7 million in the first quarter of 2007 were relatively flat compared to the first quarter of 2006.

Amortization of Intangibles:    Amortization of intangibles increased $0.3 million in the first quarter of 2007 as compared to the first quarter of 2006 due to a full quarter of amortization of FHS intangible assets being recorded in the first quarter of 2007.

Interest Expense, net:    The increase in interest expense of $1.6 million in the first quarter of 2007 resulted primarily from increased indebtedness used to finance the acquisition of FHS and higher interest expense related to variable rate debt.

Other Expense:    Other expense increased $0.3 million in the first quarter of 2007 due primarily to a $0.5 million increase in foreign exchange losses offset by a $0.2 million decrease in minority interest expense.

Provision for Income Tax Expense (Benefit):    Our effective tax rate increased from 30.2% in 2006 to 50.5% in 2007 due primarily to valuation allowances recorded on tax benefits generated in the U.S. Changes in the distribution of income between U.S. and foreign sources also have an impact on the effective tax rate.

Segment Results of Operations

(dollar amounts in thousands)

	Three Months Ended March 31,
	2006	2007
Sales to external customers
Body & Chassis	$300,070	$303,509
Fluid	240,301	272,752
Consolidated	$540,371	$576,261
Segment profit
Body & Chassis	$1,594	$5,804
Fluid	6,259	3,647
Income before income taxes	$7,853	$9,451

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Body & Chassis:    Sales increased $3.4 million, or 1.1%, primarily due to favorable foreign exchange ($5.6 million) and higher unit sales volume, partially offset by customer price concessions. Segment profit increased by $4.2 million, primarily due to the favorable impact of various cost savings initiatives partially offset by customer price concessions and increased restructuring costs ($2.3 million).

Fluid:    Sales increased $32.5 million, or 13.5%, primarily due to FHS and favorable foreign exchange ($7.5 million) partially offset by customer price concessions. Segment profit decreased by $2.6 million, primarily due to customer price concessions and increased interest costs on indebtedness used to finance the acquisition of FHS.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three months ended March 31, 2006 and 2007.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the first quarter of 2007 was $42.3 million as compared to cash used in operations of $1.9 million in the first quarter of 2006. This change was primarily the result of changes in other working capital components. Working capital decreased by $47.4 million, due primarily to increased accounts payable partially offset by increased accounts receivable. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities, primarily consisting of acquisition cost of $10.6 million related to the acquisition of El Jarudo and capital spending of $17.6 million, was $28.1 million in the first quarter of 2007, as compared to $225.3 million in the first quarter of 2006, which primarily consisted of acquisition costs of $209.8 million related to the acquisition of FHS and $15.6 million of capital spending. We anticipate that we will spend approximately $90 million on capital expenditures in the year ending December 31, 2007.

Financing Activities:    Cash used in financing activities in the first quarter of 2007 was $19.5 million, which consisted primarily of normal debt payments and voluntary prepayments on our term loans, as compared to cash provided by financing activities of $207.5 million in the first quarter of 2006, which consisted primarily of proceeds from issuance of acquisition-related debt of $214.9 million, partially offset by payment of $4.8 million of debt issuance costs and $2.8 million principal payments on long-term debt.

The Company is significantly leveraged. As of March 31, 2007, we had outstanding $1,037.2 million in aggregate indebtedness, with an additional $108.6 million of borrowing capacity available under our revolving credit facility (after giving effect to $16.4 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

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

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Indentures EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Indentures EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Indentures EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, debt service requirements, and capital expenditures. Because not all companies use identical calculations, these presentations of EBITDA and Indentures EBITDA may not be comparable to similarly titled measures of other companies.

The adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures.

	Three Months Ended March 31,
	2006	2007
Net income	$5.5	$4.7
Provision for income tax expense	2.4	4.8
Interest expense, net of interest income	20.3	21.8
Depreciation and amortization	32.4	29.9
EBITDA	$60.6	$61.2
Restructuring	2.2	4.7
Foreign exchange loss(1)	0.1	(0.3)
Inventory write-up(2)	2.1	—
	65.0	65.6
Pro Forma adjustments related to FHS(3)	4.4	—
Equity earnings in joint venture(4)	—	—
Indentures EBITDA	$69.4	$65.6

(1)	Unrealized foreign exchange loss on indebtedness related to 2004 Acquisition.
(2)	A write-up of inventory to fair value at the date of the acquisition.
(3)	Pro Forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to Feburuay 6, 2006.
(4)	The Company’s share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended March 31, 2007 are as follows:

	Covenant Level at March 31, 2007	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	2.9 to 1.0	≥ 2.7 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.0 to 1.0	≤ 4.3 to 1.0
Indentures
Consolidated Coverage Ratio	3.0 to 1.0	≥ 2.7 to 1.0

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are ‘‘forward-looking statements’’ as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could, ‘‘ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Currency Exchange Risk

We are exposed to fluctuations in interest rates and currency exchange rates. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes

As of March 31, 2007, we had $497.0 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.2 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of March 31, 2007, interest rate swap contracts representing $272.8 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount $246.9 million of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $25.9 million pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of March 31, 2007, the fair market value of $(9.4) million of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the Euro portion of our Term Loan D and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of March 31, 2007, forward foreign exchange contracts representing $10.7 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.1million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $1.0 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $1.2 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of March 31, 2007, commodity contracts representing $1.3 million of notional amount were outstanding with a fair market value of approximately $0 million. A 10% change in the equivalent commodity price would result in a change of $0.1 million in the fair market value of these contracts.

Item 4.    Controls and Procedures.

Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COOPER-STANDARD HOLDINGS INC.
May 14, 2007	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
May 14, 2007	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
May 14, 2007	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)