Form 10-Q
period 2007-06-30
Cooper-Standard Holdings Inc.
filed 2007-08-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of shares of common stock of registrant outstanding, at July 31, 2007:

3,233,600 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Sales	$592,479	$623,998	$1,132,850	$1,200,259
Cost of products sold	491,360	517,190	945,036	999,974
Gross profit	101,119	106,808	187,814	200,285
Selling, administration, & engineering expenses	51,099	51,309	99,935	100,029
Amortization of intangibles	7,872	7,930	15,380	15,739
Restructuring	3,725	9,049	5,948	13,792
Operating profit	38,423	38,520	66,551	70,725
Interest expense, net of interest income	(21,949)	(21,040)	(42,216)	(42,884)
Equity earnings	398	322	1,347	654
Other income (expense)	5,138	461	4,181	(781)
Income before income taxes	22,010	18,263	29,863	27,714
Provision for income tax expense	1,943	8,577	4,314	13,354
Net income	$20,067	$9,686	$25,549	$14,360

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2006	June 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,322	$74,980
Accounts receivable, net	383,779	443,657
Inventories, net	120,865	114,428
Prepaid expenses	11,349	17,300
Other	10,071	10,071
Total current assets	582,386	660,436
Property, plant, and equipment, net	542,536	552,863
Goodwill	435,636	440,232
Intangibles, net	284,539	270,538
Other assets	66,336	69,902
	$1,911,433	$1,993,971
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$17,414	$20,415
Accounts payable	165,992	215,655
Payroll liabilities	71,650	81,861
Accrued liabilities	76,278	87,840
Total current liabilities	331,334	405,771
Long-term debt	1,038,047	1,013,168
Pension benefits	60,994	59,081
Postretirement benefits other than pensions	99,300	103,414
Deferred tax liabilities	34,008	34,783
Other long-term liabilities	27,041	26,856
Stockholders’ equity:
Common stock, $0.01 par value, 3,500,000 shares authorized, 3,238,100 and 3,233,600 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	32	32
Additional paid-in capital	323,778	323,655
Retained earnings (deficit)	(4,151)	10,014
Cumulative other comprehensive income	1,050	17,197
Total stockholders’ equity	320,709	350,898
	$1,911,433	$1,993,971

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating Activities:
Net income	$25,549	$14,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,293	45,569
Amortization	15,380	15,739
Non-cash restructuring charges	829	7
Amortization of debt issuance cost	2,188	2,435
Stock-based compensation expense	—	328
Changes in operating assets and liabilities	(32,729)	13,298
Net cash provided by operating activities	63,510	91,736
Investing activities:
Property, plant, and equipment	(36,569)	(43,775)
Acquisition of business, net of cash acquired	(210,043)	(9,958)
Gross proceeds from sale-leaseback transaction	—	4,806
Cost of equity investments	(400)	—
Other	(913)	297
Net cash used in investing activities	(247,925)	(48,630)
Financing activities:
Proceeds from issuance of long-term debt	214,858	—
Principal payments on long-term debt	(5,917)	(28,910)
Proceeds from issuance of stock	300	—
Debt issuance cost	(4,797)	—
Other	(447)	1,919
Net cash provided by (used in) financing activities	203,997	(26,991)
Effects of exchange rate changes on cash	(1,702)	2,543
Changes in cash and cash equivalents	17,880	18,658
Cash and cash equivalents at beginning of period	62,204	56,322
Cash and cash equivalents at end of period	$80,084	$74,980

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2007 are not necessarily indicative of results for the full year.

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

The following unaudited pro forma financial data summarizes the results of operations for the three and six months ended June 30, 2006, as if the acquisition of FHS had occurred as of January 1, 2006. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension and other post retirement benefit losses, interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2006 or that may be attained in the future and do not include other effects of the acquisition of FHS.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Sales	$592,479	$1,173,808
Operating Profit	38,423	69,017
Net income	20,067	25,970

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

2.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company has recorded goodwill totaling $52,481 as of June 30, 2007. In addition, the Company recorded goodwill totaling $658 during the six months ended June 30, 2007 based on the preliminary allocation of the purchase price in connection with the El Jarudo acquisition. Other changes to goodwill primarily consisted of deferred tax and other purchase accounting adjustments in connection with the acquisition of the automotive segment of Cooper Tire & Rubber Company. The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are summarized as follows:

	Body & Chassis	Fluid	Total
Balance at January 1, 2007	$154,903	$280,733	$435,636
Adjustments to the Acquisition of FHS	—	(308)	(308)
Acquisition of El Jarudo	—	658	658
Other	4,252	(6)	4,246
Balance at June 30, 2007	$159,155	$281,077	$440,232

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2006 and June 30, 2007, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$153,905	$(38,158)	$115,747	7 to 9 years
Customer relationships	166,595	(16,384)	150,211	15 to 20 years
Developed technology	17,548	(3,382)	14,166	5 to 12 years
Trademarks and tradenames	3,000	(187)	2,813	12 to 20 years
Other	2,753	(1,151)	1,602
Balance at December 31, 2006	$343,801	$(59,262)	$284,539
Customer contracts	$154,865	$(48,178)	$106,687	7 to 9 years
Customer relationships	167,723	(20,722)	147,001	15 to 20 years
Developed technology	17,582	(4,427)	13,155	5 to 12 years
Trademarks and tradenames	3,000	(295)	2,705	12 to 20 years
Other	2,752	(1,762)	990
Balance at June 30, 2007	$345,922	$(75,384)	$270,538

Amortization expense totaled $7,872 and $7,930 for the three months ended June 30, 2006 and 2007, respectively, and $15,380 and $15,739 for the six months ended June 30, 2006 and 2007. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2007.

3.    Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. One of the closures was substantially completed in 2006, the other one is expected to be completed in 2007

During the six months ended June 30, 2007, the Company recorded total costs of $2,706 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $412 and $2,294. The following table summarizes the activity for this initiative during the six months ended June 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$3,672	$313	$—	$3,985
Expense incurred	412	2,294	—	2,706
Cash payments	(2,527)	(2,234)	—	(4,761)
Balance at June 30, 2007	$1,557	$373	$—	$1,930

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure is essentially complete as of June 30, 2007 at a total cost of $3,288. The following table summarizes the activity for this initiative during the six months ended June 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$138	$—	$—	$138
Expense incurred	8	319	—	327
Cash payments	(112)	(319)	—	(431)
Balance at June 30, 2007	$34	$—	$—	$34

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure is expected to be substantially complete in 2007 at an estimated total cost of approximately $1,200. The following table summarizes the activity for this initiative during the six months ended June 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$—	$—	$—	$—
Expense incurred	422	105	5	532
Cash payments	(422)	(105)	(5)	(532)
Utilization of reserve	—	—	—	—
Balance at June 30, 2007	$—	$—	$—	$—

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addresses the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed by the end of 2007 at an estimated total cost of approximately $18,100. The Company recorded severance, asset impairment, and other exit costs of $5,386, $2, and $4,090, respectively, during the six months ended June 30, 2007. The following table summarizes the activity for this initiative during the six months ended June 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$2,534	$—	$—	$2,534
Expense incurred	5,386	4,090	2	9,478
Cash payments	(3,174)	(3,313)	(2)	(6,489)
Utilization of reserve	—	—	—	—
Balance at June 30, 2007	$4,746	$777	$—	$5,523

FHS Acquisition Initiatives

In connection with the acquisition of FHS, the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in

North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2007 and 2008 at an estimated total cost of approximately $18,900, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the six months ended June 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$9,256	$720	$—	$9,976
Expense incurred	103	646	—	749
Cash payments	(752)	(533)	—	(1,285)
Balance at June 30, 2007	$8,607	$833	$—	$9,440

4.    Inventories

Inventories are comprised of the following:

	December 31, 2006	June 30, 2007
Finished goods	$35,441	$34,542
Work in process	21,271	22,697
Raw materials and supplies	64,153	57,189
	$120,865	$114,428

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.    Debt

Outstanding debt consisted of the following at December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30, 2007
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	330,500
Term Loan A	42,238	41,887
Term Loan B	82,738	67,367
Term Loan C	176,300	168,406
Term Loan D	215,183	214,779
Revolving Credit Facility	—	—
Capital leases and other borrowings	8,502	10,644
Total debt	1,055,461	1,033,583
Less: debt payable within one year	(17,414)	(20,415)
Total long-term debt	$1,038,047	$1,013,168

The Term Loan D facility consists of two tranches, with $187,150 outstanding in US dollars and €20,414 outstanding in Euros as of June 30, 2007. In addition, the Company had $19,804 of standby letters of credit outstanding under the Revolving Credit Facility as of June 30, 2007, leaving $105,196 of undrawn availability.

During the six months ended June 30, 2007, the Company made voluntary prepayments totaling $15,000 on the Term Loan B facility and $7,000 on the Term Loan C facility.

6.    Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and six month periods ended June 30, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,549	$1,297	$3,008	$1,403
Interest cost	2,997	952	3,597	1,321
Expected return on plan assets	(3,488)	(884)	(4,235)	(993)
Amortization of prior service cost and recognized actuarial loss	70	54	60	178
Net periodic benefit cost	$2,128	$1,419	$2,430	$1,909

	Pension Benefits
	Six Months Ended June 30,
	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5,098	$2,138	$6,015	$2,708
Interest cost	5,995	1,893	7,195	$2,542
Expected return on plan assets	(6,977)	(1,754)	(8,470)	$(1,923)
Amortization of prior service cost and recognized actuarial loss	141	54	120	$343
Net periodic benefit cost	$4,257	$2,331	$4,860	$3,670

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Service cost	$861	$862	$1,718	$1,717
Interest cost	1,386	1,385	2,768	2,763
Amortization of prior service cost and recognized actuarial loss	(22)	(22)	(44)	(44)
Net periodic benefit cost	$2,225	$2,225	$4,442	$4,436

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

The effective tax rates for the three and six months ended June 30, 2006, were 9% and 14%, respectively, as compared to 47% and 48%, respectively, for the three and six months ended June 30, 2007. The income tax rate for the three and six months ended June 30, 2006 varies from statutory rates due to the benefit of tax losses and credits in the U.S. and the distribution of income between the U.S. and foreign sources. The income tax rate for the three and six months ended June 30, 2007 varies from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and other foreign jurisdictions. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

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

During the quarter ended June 30, 2007, the Company settled an audit with Revenue Canada which resulted in a cash payment of approximately USD $362. This resulted in a reduction of the total unrecognized tax benefits. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. As of January 1, 2007, the Company recorded $180 in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

8.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$20,067	$9,686	$25,549	$14,360
Currency translation adjustment	8,574	9,103	15,433	13,146
Minimum pension liability	(51)	(124)	(63)	(184)
Fair value change of derivatives	—	3,482	—	3,185
Comprehensive income	$28,590	$22,147	$40,919	$30,507

9.    Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Foreign currency gains (losses)	$5,697	$109	$5,261	$(854)
Minority interest	(559)	359	(1,080)	78
Loss on disposal of fixed assets	—	(7)	—	(5)
Other income (expense)	$5,138	$461	$4,181	$(781)

10.    Related Party Transactions

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two Sponsors in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $7,941 and $6,683 in the three months ended June 30, 2006 and 2007, respectively and $16,459 and $12,984 in the six months ended June 30, 2006 and 2007, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $916 and $2,014 in the three months ended June 30, 2006 and 2007, respectively, and $1,118 and $3,855 in the six months ended June 30, 2006 and 2007, respectively.

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

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Sales to external customers
Body & Chassis	$309,499	$319,499	$609,569	$623,008
Fluid	282,980	304,499	523,281	577,251
Consolidated	$592,479	$623,998	$1,132,850	$1,200,259
Intersegment sales
Body & Chassis	$5,526	$6,323	$10,961	$12,205
Fluid	—	136	—	166
Eliminations and other	(5,526)	(6,459)	(10,961)	(12,371)
Consolidated	$—	$—	$—	$—
Segment profit
Body & Chassis	$10,032	$6,840	$11,626	$12,644
Fluid	11,978	11,423	18,237	15,070
Income before income taxes	$22,010	$18,263	$29,863	$27,714

	December 31, 2006	June 30, 2007
Segment assets
Body & Chassis	$862,149	$912,873
Fluid	984,935	1,016,736
Other	64,349	64,362
Consolidated	$1,911,433	$1,993,971

Restructuring costs included in segment profit for Body & Chassis and Fluid totaled $8,123 and $926, respectively, for the three months ended June 30, 2007 compared to $2,732 and $993 during the same period in 2006. During the six months ended June 30, 2007, restructuring costs included in segment profit for Body & Chassis and Fluid totaled $12,695 and $1,097, respectively, compared to $4,954 and $994 for each segment during the same period in 2006.

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

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$134.0	$167.0	$322.6	$(31.1)	$592.5
Cost of products sold	—	111.1	137.4	274.0	(31.1)	491.4
Selling, administration, & engineering expenses	—	26.9	11.5	12.7	—	51.1
Amortization of intangibles	—	5.5	0.7	1.7	—	7.9
Restructuring	—	0.7	—	3.0	—	3.7
Operating profit (loss)	—	(10.2)	17.4	31.2	—	38.4
Interest expense, net of interest income	—	(18.8)	—	(3.1)	—	(21.9)
Equity earnings	—	—	0.4	—	—	0.4
Other income (expense)	—	7.8	(0.3)	(2.4)	—	5.1
Income (loss) before income taxes	—	(21.2)	17.5	25.7	—	22.0
Provision for income tax expense (benefit)	—	(6.6)	5.7	2.8	—	1.9
Income (loss) before equity in income (loss) of subsidiaries	—	(14.6)	11.8	22.9	—	20.1
Equity in net income (loss) of subsidiaries	20.1	34.7	—	—	(54.8)	—
NET INCOME (LOSS)	$20.1	$20.1	$11.8	$22.9	$(54.8)	$20.1

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$125.8	$195.0	$332.2	$(29.0)	$624.0
Cost of products sold	—	112.0	155.8	278.4	(29.0)	517.2
Selling, administration, & engineering expenses	—	28.2	7.3	15.8	—	51.3
Amortization of intangibles	—	5.4	0.7	1.8	—	7.9
Restructuring	—	1.3	0.4	7.4	—	9.1
Operating profit (loss)	—	(21.1)	30.8	28.8	—	38.5
Interest expense, net of interest income	—	(18.5)	—	(2.5)	—	(21.0)
Equity earnings (losses)	—	(0.4)	0.8	—	—	0.4
Other income (expense)	—	11.3	0.1	(11.0)	—	0.4
Income (loss) before income taxes	—	(28.7)	31.7	15.3	—	18.3
Provision for income tax expense (benefit)	—	9.1	(9.0)	8.5	—	8.6
Income (loss) before equity in income (loss) of subsidiaries	—	(37.8)	40.7	6.8	—	9.7
Equity in net income (loss) of subsidiaries	9.7	47.5	—	—	(57.2)	—
NET INCOME (LOSS)	$9.7	$9.7	$40.7	$6.8	$(57.2)	$9.7

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$271.0	$305.3	$616.3	$(59.7)	$1,132.9
Cost of products sold	—	231.1	254.0	519.6	(59.7)	945.0
Selling, administration, & engineering expenses	—	51.8	23.5	24.6	—	99.9
Amortization of intangibles	—	10.9	1.2	3.3	—	15.4
Restructuring	—	1.0	—	5.0	—	6.0
Operating profit (loss)	—	(23.8)	26.6	63.8	—	66.6
Interest expense, net of interest income	—	(36.0)	—	(6.2)	—	(42.2)
Equity earnings	—	—	1.3	—	—	1.3
Other income (expense)	—	16.9	(0.3)	(12.4)	—	4.2
Income (loss) before income taxes	—	(42.9)	27.6	45.2	—	29.9
Provision for income tax expense (benefit)	—	(15.1)	9.7	9.7	—	4.3
Income (loss) before equity in income (loss) of subsidiaries	—	(27.8)	17.9	35.5	—	25.6
Equity in net income (loss) of subsidiaries	25.6	53.4	—	—	(79.0)	—
NET INCOME (LOSS)	$25.6	$25.6	$17.9	$35.5	$(79.0)	$25.6

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$249.6	$363.8	$644.8	$(57.9)	$1,200.3
Cost of products sold	—	223.9	290.5	543.5	(57.9)	1,000.0
Selling, administration, & engineering expenses	—	56.7	14.0	29.4	—	100.1
Amortization of intangibles	—	10.7	1.4	3.6	—	15.7
Restructuring	—	2.0	0.4	11.4	—	13.8
Operating profit (loss)	—	(43.7)	57.5	56.9	—	70.7
Interest expense, net of interest income	—	(37.6)	—	(5.2)	—	(42.8)
Equity earnings (losses)	—	(0.5)	1.2	—	—	0.7
Other income (expense)	—	21.0	0.1	(21.9)	—	(0.8)
Income (loss) before income taxes	—	(60.8)	58.8	29.8	—	27.8
Provision for income tax expense (benefit)	—	10.9	(11.2)	13.7	—	13.4
Income (loss) before equity in income (loss) of subsidiaries	—	(71.7)	70.0	16.1	—	14.4
Equity in net income (loss) of subsidiaries	14.4	86.1	—	—	(100.5)	—
NET INCOME (LOSS)	$14.4	$14.4	$70.0	$16.1	$(100.5)	$14.4

CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.9	$0.4	$34.0	$—	$56.3
Accounts receivable, net	—	67.6	94.8	221.4	—	383.8
Inventories	—	27.9	30.3	62.7	—	120.9
Prepaid Expenses	—	(3.5)	1.1	13.7		11.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	124.0	126.6	331.8	—	582.4
Investments in affiliates and intercompany accounts, net	320.7	175.0	415.5	185.1	(1,078.7)	17.6
Property, plant, and equipment, net	—	91.4	145.9	305.2	—	542.5
Goodwill	—	378.3	17.8	39.5	—	435.6
Other assets	—	270.2	4.7	58.4	—	333.3
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$13.3	$—	$17.4
Accounts payable	—	39.4	36.2	90.4	—	166.0
Accrued liabilities	—	66.4	9.6	72.0	—	148.0
Total current liabilities	—	109.9	45.8	175.7	—	331.4
Long-term debt	—	918.3	—	119.7	—	1,038.0
Other long-term liabilities	—	168.2	6.3	46.8	—	221.3
	—	1,196.4	52.1	342.2	—	1,590.7
Total stockholders’ equity	320.7	(157.5)	658.4	577.8	(1,078.7)	320.7
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4

CONSOLIDATING BALANCE SHEET
June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$32.4	$—	$42.6	$—	$75.0
Accounts receivable, net	—	76.0	126.8	240.9	—	443.7
Inventories	—	22.4	30.7	61.3	—	114.4
Prepaid Expenses	—	(0.4)	1.3	16.4		17.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	140.5	158.8	361.2	—	660.5
Investments in affiliates and intercompany accounts, net	324.7	253.7	434.3	179.7	(1,174.0)	18.4
Property, plant, and equipment, net	—	92.6	134.4	325.9	—	552.9
Goodwill	—	383.2	17.4	39.5	—	440.1
Other assets	—	228.2	35.3	58.6	—	322.1
	$324.7	$1,098.2	$780.2	$964.9	$(1,174.0)	$1,994.0
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$16.4	$—	$20.5
Accounts payable	—	64.6	35.0	116.0	—	215.6
Accrued liabilities	—	57.7	10.1	101.8	—	169.6
Total current liabilities	—	126.4	45.1	234.2	—	405.7
Long-term debt	—	909.9	—	103.3	—	1,013.2
Other long-term liabilities	—	170.8	6.6	46.8	—	224.2
	—	1,207.1	51.7	384.3	—	1,643.1
Total stockholders’ equity	324.7	(108.9)	728.5	580.6	(1,174.0)	350.9
	$324.7	$1,098.2	$780.2	$964.9	$(1,174.0)	$1,994.0

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$53.3	$16.4	$(6.2)	$—	$63.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(8.9)	(11.7)	(16.0)	—	(36.6)
Acquisition of business, net of cash acquired	—	(210.0)	—	—	—	(210.0)
Cost of equity investment	—	(0.4)	—	—	—	(0.4)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing activities	—	(220.3)	(11.7)	(15.9)	—	(247.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(2.1)	—	(3.8)	—	(5.9)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	—	208.3	—	(4.3)	—	204.0
Effects of exchange rate changes on cash	—	—	—	(1.7)	—	(1.7)
Changes in cash and cash equivalents	—	41.3	4.7	(28.1)	—	17.9
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$46.8	$4.6	$28.7	—	80.1
Depreciation and amortization	$—	$24.5	$14.0	$29.2	$—	$67.7

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$14.7	$4.9	$72.1	$—	$91.7
INVESTING ACTIVITIES
Property, plant, and equipment	—	(6.8)	(5.2)	(31.7)	—	(43.7)
Gross proceeds from sale-leaseback transaction				4.8		4.8
Acquisition of business, net of cash acquired	—	—	—	(10.0)	—	(10.0)
Other	—	0.1	—	0.2	—	0.3
Net cash used in investing activities	—	(6.7)	(5.2)	(36.7)	—	(48.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	—	—	—	—
Principal payments on long-term debt	—	(9.4)	—	(19.4)	—	(28.8)
Net change in intercompany advances	0.5	(0.5)	—	—	—	—
Other	(0.4)	—	—	2.3	—	1.9
Net cash provided by (used in) financing activities	0.1	(9.9)	—	(17.1)	—	(26.9)
Effects of exchange rate changes on cash	—	1.1	—	1.4	—	2.5
Changes in cash and cash equivalents	0.1	(0.8)	(0.3)	19.7	—	18.7
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3
Cash and cash equivalents at end of period	$0.1	$21.1	$0.1	$53.7	$—	$75.0
Depreciation and amortization	$—	$20.1	$15.0	$26.1	$—	$61.2

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

As of June 30, 2007, interest rate swap contracts representing $272,854 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. Of the above amount, $246,242 of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $26,612 pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2007, the fair market value of $(4,037) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

Forward foreign exchange contracts — The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the Euro portion of our Term Loan D, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Losses of $3,367 related to these contracts were recorded in other expense during the six months ended June 30, 2007.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of June 30, 2007, forward foreign exchange contracts representing $7,153 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $277.

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of June 30, 2007, commodity contracts representing $828 of notional amount were outstanding with a fair market value of approximately $53.

14.    Acquisitions

On June 10, 2007 the Company entered into a definitive Sale and Purchase Agreement with Automotive Sealing Systems S.A. providing for the acquisition by the Company of Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland and Belgium, including joint venture interests in India and China. The acquisition, which is valued at approximately 100 million euros, is subject to certain conditions including regulatory approvals, and is expected to close in the third quarter of 2007. Our principal shareholders, Goldman Sachs Capital Partners and The Cypress Group will invest a total of approximately 22 million euros of new equity as part of the financing of the acquisition.

On March 31, 2007 the Company completed its purchase of the Automotive Components Holdings’ fuel rail manufacturing operations at its El Jarudo plant in Juarez, Mexico for $9,958, after adjustments related to inventory valuation, certain prepaid items, and capital expenditures under certain programs and target amounts. Under the sales agreement, Automotive Components Holdings, LLC, transferred ownership of its equity interest in Manufactura El Jarudo, S. de R.L. de C.V. to Cooper-Standard along with its related U.S. assets.

The El Jarudo operation is a North American maquiladora plant and employs approximately 450 people. It was part of Automotive Components Holdings, LLC, a Ford-managed temporary company formed in October 2005. The impact of this acquisition on the Company’s operations was not material.

15.    Sale Leaseback Transaction

During the quarter ended June 30, 2007 the Company sold a manufacturing facility to an independent third party. Gross proceeds from this sale were $4,806. Concurrent with this sale, the Company entered into an agreement to lease the facility back from the purchaser over a lease term of 10 years. This lease will be accounted for as an operating lease. A gain of $723 was deferred and is being amortized over the lease term.

16.    Subsequent Event

On July 26, 2007, the Company entered into the Second Amendment to Credit Agreement (the ‘‘Amendment’’), among Holdings, the Company, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Steffens Beheer BV, a corporation organized under the laws of the Netherlands, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents. The Amendment permits the Metzeler Automotive Profile Systems Acquisition (‘‘MAPS Acquisition’’), and the Company therefore plans, upon consummation of the MAPS Acquisition, to borrow up to an incremental Euro 65,000,000 through a term loan under the Credit Agreement (as amended) to finance, in part, the MAPS Acquisition and to pay related fees and expenses. The Amendment also provides for a new dual dollar and Euro currency borrowing facility accessible, upon consummation of the MAPS Acquisition, directly by a European subsidiary of the Company in an amount up to USD 35,000,000. In addition, the Amendment further provides some additional operating and investment flexibility for the Company.

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

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.1 million units in 2007, which is down from 15.3 million units in 2006. European production levels in 2007 are expected to be 21.3 million units as compared to 20.4 million units in 2006. Light vehicle production in South America is expected to increase to 3.5 million vehicles in 2007 from 3.0 million vehicles in 2006.

In the second quarter of 2007, our business was negatively impacted by decreased OEM production volumes on certain platforms in North America. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel-based components, synthetic rubber, and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by cost savings and restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide, North America and Europe light vehicle production in the third quarter of 2007 is estimated at 3.6 million and 4.7 million units, respectively, which is a 0.2 million unit increase for both North America and Europe compared to the third quarter of 2006. We expect that our performance in 2007 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Sales	$592,479	$623,998	$1,132,850	$1,200,259
Cost of products sold	491,360	517,190	945,036	999,974
Gross profit	101,119	106,808	187,814	200,285
Selling, administration, & engineering expenses	51,099	51,309	99,935	100,029
Amortization of intangibles	7,872	7,930	15,380	15,739
Restructuring	3,725	9,049	5,948	13,792
Operating profit	38,423	38,520	66,551	70,725
Interest expense, net of interest income	(21,949)	(21,040)	(42,216)	(42,884)
Equity earnings	398	322	1,347	654
Other income (expense)	5,138	461	4,181	(781)
Income before income taxes	22,010	18,263	29,863	27,714
Provision for income tax expense	1,943	8,577	4,314	13,354
Net income	$20,067	$9,686	$25,549	$14,360

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Sales:    Consolidated sales increased $31.5 million, or 5.3%, in the second quarter of 2007. This increase resulted primarily from the acquisition of El Jarudo and favorable foreign exchange ($17.2 million). Although sales in North America were down for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, sales in Europe and Brazil increased in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. These favorable items were slightly offset by customer price concessions.

Gross Profit:    Gross profit increased $5.7 million to $106.8 million (approximately 17.1% of sales) in the second quarter of 2007 as compared to $101.1 million (approximately 17.1%% of sales) in the second quarter of 2006. This increase resulted primarily from increased volume and the favorable impact of various cost saving initiatives. These positive items were partially offset by increased material costs and customer price concessions.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses of $51.3 million in the second quarter of 2007 were relatively flat compared to the second quarter of 2006.

Amortization of Intangibles:    Amortization of intangibles of $7.9 million in the second quarter of 2007 was relatively flat compared to the second quarter of 2006.

Interest Expense, net:    The decrease in interest expense of $0.9 million in the second quarter of 2007 resulted primarily from voluntary debt prepayments made in 2007 and the second half of 2006.

Other Income (Expense):    Other expense decreased $4.7 million in the second quarter of 2007 due primarily to a $5.6 million decrease in foreign exchange gains offset by a $0.9 million decrease in minority interest expense.

Provision for Income Tax Expense (Benefit):    Our effective tax rate increased from 8.8% in 2006 to 47.0% in 2007. The effective rate for 2006 was impacted by the benefit of tax losses and credits in the U.S. and the distribution of income between the U.S. and foreign sources. For 2007, the effective tax rate was impacted primarily by the need for valuation allowances recorded on tax losses and credits generated in the U.S. and the distribution of income between U.S. and foreign sources.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Sales:    Consolidated sales increased $67.4 million, or 6.0%, in the six months ended June 30, 2007. This increase resulted primarily from the full six months impact of the FHS acquisition, the El Jarudo acquisition, and favorable foreign exchange ($30.3 million). Although sales in North America were down for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, sales in Europe and Brazil increased in 2007 compared to 2006. These favorable items were partially offset by customer price concessions.

Gross Profit:    Gross profit increased $12.5 million to $200.3 million (approximately 16.7% of sales) in the six months ended June 30, 2007 as compared to $187.8 million (approximately 16.6% of sales) in the six months ended June 30, 2006. This increase resulted primarily from the favorable impact of various cost saving initiatives and the El Jarudo acquisition. In addition, as a result of the acquisition of FHS, cost of products sold was increased by $2.1 million during the six months ended June 30, 2006 due to the liquidation of the inventory fair value adjustment. Such positive items were partially offset by customer price concessions and increased material costs.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses of $100.0 million in the six months ended June 30, 2007 were relatively flat compared to the six months ended June 30,2006.

Amortization of Intangibles:    Amortization of intangibles increased $0.4 million in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to a full six months of amortization of FHS intangible assets being recorded in the six months ended June 30, 2007.

Interest Expense, net:    The increase in interest expense of $0.7 million in the six months ended June 30, 2007 resulted primarily from increased indebtedness used to finance the acquisition of FHS and higher interest expense related to variable rate debt, partially offset by voluntary debt prepayments made in 2007 and in the second half of 2006.

Other Income (Expense):    Other expense increased $5.0 million in the six months ended June 30, 2007 due primarily to a $6.1 million decrease in foreign exchange gains offset by a $1.2 million decrease in minority interest expense.

Provision for Income Tax Expense (Benefit):    Our effective tax rate increased from 14.4% in 2006 to 48.2% in 2007. The effective rate for 2006 was impacted by the benefit of tax losses and credits in the U.S. and the distribution of income between the U.S. and foreign sources. For 2007, the effective tax rate was impacted primarily by the need for valuation allowances recorded on tax losses and credits generated in the U.S. and the distribution of income between U.S. and foreign sources.

Segment Results of Operations

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Sales to external customers
Body & Chassis	$309,499	$319,499	$609,569	$623,008
Fluid	282,980	304,499	523,281	577,251
Consolidated	$592,479	$623,998	$1,132,850	$1,200,259
Segment profit
Body & Chassis	$10,032	$6,840	$11,626	$12,644
Fluid	11,978	11,423	18,237	15,070
Income before income taxes	$22,010	$18,263	$29,863	$27,714

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Body & Chassis:    Sales increased $10.0 million, or 3.2%, primarily due to favorable foreign exchange ($8.8 million) and higher unit sales volume, partially offset by customer price concessions. Segment profit decreased by $3.2 million, primarily due to customer price concessions, increased material costs and increased restructuring costs ($5.4 million), partially offset by the favorable impact of various cost savings initiatives and higher unit sales volumes.

Fluid:    Sales increased $21.5 million, or 7.6%, primarily due to the acquisition of El Jarudo and favorable foreign exchange ($8.4 million). Segment profit decreased by $0.6 million, primarily due to increased material costs, customer price concessions and increased interest costs on indebtedness used to finance the acquisition of FHS, partially offset by the favorable impact of various cost savings initiatives and the acquisition of El Jarudo.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Body & Chassis:    Sales increased $13.4 million, or 2.2%, primarily due to favorable foreign exchange ($14.4 million) and higher unit sales volume, partially offset by customer price concessions. Segment profit increased by $1.0 million, primarily due to the favorable impact of various cost savings initiatives and higher unit sales volumes, partially offset by customer price concessions, increased material costs and increased restructuring costs ($7.7 million).

Fluid:    Sales increased $54.0 million, or 10.3%, primarily due to the full six months impact of the FHS acquisition, the El Jarudo acquisition and favorable foreign exchange ($15.9 million), partially offset by lower unit sales volumes and customer price concessions. Segment profit decreased by $3.2 million, primarily due to customer price concessions, increased material costs and increased interest costs on indebtedness used to finance the acquisition of FHS, partially offset by the favorable impact of various cost savings initiatives.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three and six months ended June 30, 2006 and 2007.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the six months ended June 30, 2007 was $91.7 million as compared to cash provided by operations of $63.5 million in the six months ended

June 30, 2006. This change was primarily the result of changes in other working capital components, which decreased by $46.0 million primarily due to increased accounts payable. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities was $48.6 million in the six months ended June 30, 2007, primarily consisting of acquisition cost of $10.0 million related to the acquisition of El Jarudo and capital spending of $43.8 million partially offset by gross proceeds of $4.8 million from the sale-leaseback transaction, as compared to $247.9 million usage in the six months ended June 30, 2006, which primarily consisted of acquisition costs of $210.0 million related to the acquisition of FHS and $36.6 million of capital spending. We anticipate that we will spend approximately $93 million on capital expenditures in the year ending December 31, 2007.

Financing Activities:    Cash used in financing activities in the six months ended June 30, 2007 was $27.0 million, which consisted primarily of normal debt payments and voluntary prepayments on our term loans, as compared to cash provided by financing activities of $204.0 million in the six months ended June 30, 2006, which consisted primarily of proceeds from issuance of acquisition-related debt of $214.9 million, partially offset by payment of $4.8 million of debt issuance costs and $5.9 million principal payments on long-term debt.

The Company is significantly leveraged. As of June 30, 2007, we had outstanding $1,033.6 million in aggregate indebtedness, with an additional $105.2 million of borrowing capacity available under our revolving credit facility (after giving effect to $19.8 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

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

The adjustments to EBITDA in determining covenant compliance under the credit agreement are generally similar to those made under the indentures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$20.1	9.7	$25.6	$14.4
Provision for income tax expense	1.9	8.6	4.3	13.4
Interest expense, net of interest income	21.9	21.1	42.2	42.9
Depreciation and amortization	35.3	31.3	67.7	61.2
EBITDA	$79.2	$70.7	$139.8	$131.9
Restructuring	3.7	9.1	5.9	13.8
Foreign exchange gain(1)	(5.2)	(0.2)	(5.1)	(0.5)
Inventory write-up(2)	—	—	2.1	—
	77.7	79.6	142.7	145.2
Pro Forma adjustments related to FHS(3)	—	—	4.4	—
Equity earnings in joint venture(4)	(0.4)	—	(0.4)	—
Indentures EBITDA	$77.3	$79.6	$146.7	$145.2
(1)	Unrealized foreign exchange gain on indebtedness related to 2004 Acquisition.
(2)	A write-up of inventory to fair value at the date of the acquisition.
(3)	Pro Forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to Feburuay 6, 2006.
(4)	The Company’s share of earnings in one of its joint ventures less cash dividends received from the joint venture.

Our covenant levels and ratios for the four quarters ended June 30, 2007 are as follows:

	Covenant Level at June 30, 2007	Covenant Thresholds
Senior Credit Facilities
Minimum Consolidated EBITDA to cash interest ratio	2.9 to 1.0	≥ 2.7 to 1.0
Maximum net debt to Consolidated EBITDA ratio	4.0 to 1.0	≤ 4.3 to 1.0
Indentures
Consolidated Coverage Ratio	3.0 to 1.0	≥ 2.0 to 1.0

On July 26, 2007, the Company entered into the Second Amendment to Credit Agreement (the ‘‘Amendment’’), among Holdings, the Company, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Steffens Beheer BV, a corporation organized under the laws of the Netherlands, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents. The Amendment permits the Metzeler Automotive Profile Systems Acquisition (‘‘MAPS Acquisition’’), and the Company therefore plans, upon consummation of the MAPS Acquisition, to borrow up to an incremental Euro 65,000,000 through a term loan under the Credit Agreement (as amended) to finance, in part, the MAPS Acquisition and to pay related fees and expenses. The Amendment also provides for a new dual dollar and Euro currency borrowing facility accessible, upon consummation of the MAPS Acquisition, directly by a European subsidiary of the Company in an amount up to USD 35,000,000. In addition, the Amendment further provides some additional operating and investment flexibility for the Company. The Company would have been in compliance with the covenant levels required by the Amendment if they had applied on June 30, 2007.

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

As of June 30, 2007, we had $492.4 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.2 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of June 30, 2007, interest rate swap contracts representing $272.9 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount, $246.3 million of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $26.6 million pertains to Canadian dollar denominated debt fixed at 4.91%. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of June 30, 2007, the fair market value of $(4.0) million of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

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

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of June 30, 2007, forward foreign exchange contracts representing $7.2 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.3 million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $0.7 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $0.8 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of June 30, 2007, commodity contracts representing $0.8 million of notional amount were outstanding with a fair market value of approximately $0.1 million. A 10% change in the equivalent commodity price would result in a change of $0.1 million in the fair market value of these contracts.

Item 4.    Controls and Procedures.

Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 11, 2007, the shareholders of the Company met in an annual meeting to elect directors. The Company’s directors, James S. McElya, S. A. Johnson, Gerald J. Cardinale, Jack Daly, Michael F.

Finley, Leo F. Mullin, and Kenneth L. Way, were reelected as directors of the Company’s Board of Directors. Also, James A. Stern was elected to the Company’s Board of Directors. All of the 3,233,600 shares were voted for the election or reelection of all of the directors and there were no votes cast against or withheld from the election or reelection of any of such directors.

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

COOPER-STANDARD HOLDINGS INC.
August 14, 2007	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
August 14, 2007	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
August 14, 2007	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)