Form 10-Q
period 2007-09-30
Cooper-Standard Holdings Inc.
filed 2007-11-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Number of shares of common stock of registrant outstanding, at November 13, 2007:

3,483,600 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Sales	$505,459	$602,570	$1,638,309	$1,802,829
Cost of products sold	442,937	519,111	1,387,973	1,519,085
Gross profit	62,522	83,459	250,336	283,744
Selling, administration, & engineering expenses	49,779	52,744	149,714	152,773
Amortization of intangibles	7,907	7,832	23,287	23,571
Restructuring	9,113	5,646	15,061	19,438
Operating profit (loss)	(4,277)	17,237	62,274	87,962
Interest expense, net of interest income	(22,689)	(21,980)	(64,905)	(64,864)
Equity earnings (losses)	(595)	(444)	752	210
Other income (expense)	(1,044)	(351)	3,137	(1,132)
Income (loss) before income taxes	(28,605)	(5,538)	1,258	22,176
Provision for income tax expense (benefit)	(1,599)	7,252	2,715	20,606
Net income (loss)	$(27,006)	$(12,790)	$(1,457)	$1,570

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2006	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,322	$47,541
Accounts receivable, net	383,779	576,364
Inventories, net	120,865	152,773
Prepaid expenses	11,349	28,681
Other	10,071	9,598
Total current assets	582,386	814,957
Property, plant, and equipment, net	542,536	717,460
Goodwill	435,636	441,246
Intangibles, net	284,539	266,168
Other assets	66,336	104,786
	$1,911,433	$2,344,617
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$17,414	$77,623
Accounts payable	165,992	284,549
Payroll liabilities	71,650	108,706
Accrued liabilities	76,278	115,133
Total current liabilities	331,334	586,011
Long-term debt	1,038,047	1,089,733
Pension benefits	60,994	97,366
Postretirement benefits other than pensions	99,300	116,667
Deferred tax liabilities	34,008	29,752
Other long-term liabilities	27,041	44,155
Stockholders’ equity:
Common stock, $0.01 par value, 4,000,000 shares authorized, 3,238,100 and 3,483,600 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	32	35
Additional paid-in capital	323,778	353,770
Retained earnings (deficit)	(4,151)	(2,776)
Cumulative other comprehensive income	1,050	29,904
Total stockholders’ equity	320,709	380,933
	$1,911,433	$2,344,617

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)
(Dollar amounts in thousands)

	2006	2007
Operating Activities:
Net income (loss)	$(1,457)	$1,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	80,448	72,018
Amortization	23,287	23,571
Non-cash restructuring charges	4,814	58
Amortization of debt issuance cost	3,638	3,618
Stock-based compensation expense	—	444
Changes in operating assets and liabilities	(15,778)	10,505
Net cash provided by operating activities	94,952	111,784
Investing activities:
Property, plant, and equipment	(55,671)	(69,555)
Acquisition of business, net of cash acquired	(201,621)	(148,348)
Gross proceeds from sale-leaseback transaction	—	4,806
Cost of equity investments	(400)	—
Other	(840)	1,028
Net cash used in investing activities	(258,532)	(212,069)
Financing activities:
Proceeds from issuance of long-term debt	214,858	59,968
Increase/(decrease) in short term debt	(802)	34,180
Principal payments on long-term debt	(23,793)	(32,266)
Proceeds from issuance of stock	300	—
Debt issuance cost	(4,797)	(2,623)
Equity contributions	—	30,000
Other	54	(450)
Net cash provided by financing activities	185,820	88,809
Effects of exchange rate changes on cash	(4,037)	2,695
Changes in cash and cash equivalents	18,203	(8,781)
Cash and cash equivalents at beginning of period	62,204	56,322
Cash and cash equivalents at end of period	$80,407	$47,541

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.	Overview

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2007 are not necessarily indicative of results for the full year.

Acquisition of MAPS

On August 31, 2007 the Company completed the acquisition of nine Metzeler Automotive Profile Systems (MAPS) sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China, from Automotive Sealing Systems S.A. MAPS is a leader in Europe in the development and manufacture of complete automotive weathersealing systems. The acquired businesses also include operations that produce rubber compounds and sheeting products for various industries. The MAPS businesses were acquired for $143,063 subject to an adjustment based on the difference between targeted working capital and working capital at the closing date. The adjustment is under review by the respective parties and is expected to be settled in the fourth quarter of 2007. Additionally, the Company incurred approximately $5,564 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition cost under current purchase accounting of $148,627.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’).

The acquisition of the MAPS businesses were funded in part by borrowings under the Company’s Credit Agreement, which was amended to provide for such borrowings as discussed in Note 5, Debt. The Company borrowed €44,000 and combined this borrowing with existing borrowings outstanding under the Term Loan D to create a new Term Loan E. In addition, the Company borrowed USD $10,000 under the primary Revolving Credit Agreement and €15,000 under the dual-currency sub limit of the Revolver, borrowed directly by Cooper-Standard International Holdings BV. The Company also received an aggregate of $30,000 in equity contributions with $15,000 coming from each of its sponsors, Goldman Sachs Capital Partners and The Cypress Group. The remainder of the funding necessary for the Acquisition came from available cash on hand.

The acquisition of the MAPS businesses were accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of September 30, 2007. The operating results of the MAPS businesses were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$10,237
Accounts receivable, net	115,086
Inventories, net	33,075
Prepaid expenses	7,995
Property, plant, and equipment, net	141,320
Investments	16,778
Other assets	21,011
Total assets acquired	345,502
Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	27,635
Accrued liabilities	9,279
Long-term debt	14,556
Pension benefits	36,851
Postretirement benefits other than pensions	12,120
Other long-term liabilities	8,184
Total liabilities assumed	196,875
Net assets acquired	$148,627

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values given the short-term nature of these assets and liabilities. Inventories were recorded at fair value. Finished goods and work-in-process inventories were valued based on expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. The Company’s pension obligations have been recorded in the preliminary allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the value of property, plant, and equipment, intangibles and other long-lived assets based upon internal estimates prepared in conjunction with the transaction and is currently obtaining independent valuations of these values. Accordingly, these estimates are subject to change in future periods as the valuations are finalized.

The initial analysis determined that the estimated fair value assigned to all assets and liabilities assumed exceeded the acquisition price resulting in no goodwill being recorded as of the acquisition date.

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

The acquisition of FHS was funded pursuant to an amendment to the Company’s Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215,000. The Term Loan D facility was structured in two tranches, with $190,000 borrowed in US dollars and €20,725 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The Company incurred approximately $4,800 of issuance costs associated with these borrowings, primarily for loan arrangement and syndication services, which are included in Other Assets on the condensed consolidated balance sheet. The first amendment to the Senior Credit Facilities, done in conjunction with the acquisition of FHS, provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to various market-based rates and amends the interest rate margins previously applicable to Term Loan B and Term Loan C borrowings to mirror those applicable to Term Loan D borrowings, which were market levels at the time the facility closed. The amendment also includes modifications to certain covenants under the Senior Credit Facilities, although the covenant threshold levels remain unchanged.

The following unaudited pro forma financial data summarizes the results of operations for the three and nine months ended September 30, 2006 and 2007, respectively, if the FHS and MAPS acquisitions had occurred as of January 1, 2006 and 2007, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension and other post retirement benefit losses, interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisitions had occurred at January 1, 2006 or 2007 or that may be attained in the future and do not include other effects of the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Sales	$591,779	$671,628	$1,961,658	$2,099,648
Operating Profit (loss)	(2,061)	21,078	74,339	107,924
Net income (loss)	(27,468)	(11,190)	(743)	10,593

Acquisition of El Jarudo

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115’’ (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt FAS No. 159 as of January 1, 2008 and is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation as of January 1, 2007, and recognized the cumulative impact of adoption of $195 as an increase to its liability for unrecognized tax benefits with a corresponding reduction in the Company’s retained earnings balance as of January 1, 2007. See Note 7 Income Taxes for additional discussion of FIN 48.

2.	Goodwill and Intangibles

In connection with the acquisition of FHS, the Company has recorded goodwill totaling $52,475 as of September 30, 2007. In addition, the Company recorded goodwill totaling $1,672 during the nine months ended September 30, 2007 based on the preliminary allocation of the purchase price in connection with the El Jarudo acquisition. Other changes to goodwill primarily consisted of deferred tax and other purchase accounting adjustments in connection with the acquisition of the automotive segment of Cooper Tire & Rubber Company. The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2007	153,836	280,379	1,421	$435,636
Adjustments to the Acquisition of FHS	—	(308)	—	(308)
Acquisition of El Jarudo	—	1,672	—	1,672
Other	4,252	(6)	—	4,246
Balance at September 30, 2007	$158,088	$281,737	$1,421	$441,246

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2006 and September 30, 2007, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$153,905	$(38,158)	$115,747	7 to 9 years
Customer relationships	166,595	(16,384)	150,211	15 to 20 years
Developed technology	17,548	(3,382)	14,166	5 to 12 years
Trademarks and tradenames	3,000	(187)	2,813	12 to 20 years
Other	2,753	(1,151)	1,602
Balance at December 31, 2006	$343,801	$(59,262)	$284,539
Customer contracts	$156,969	$(53,796)	$103,173	7 to 9 years
Customer relationships	170,199	(23,176)	147,023	15 to 20 years
Developed technology	17,656	(4,976)	12,680	5 to 12 years
Trademarks and tradenames	3,000	(349)	2,651	12 to 20 years
Other	2,752	(2,111)	641
Balance at September 30, 2007	$350,576	$(84,408)	$266,168

Amortization expense totaled $7,907 and $7,832 for the three months ended September 30, 2006 and 2007, respectively, and $23,287 and $23,571 for the nine months ended September 30, 2006 and 2007. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2007.

The initial purchase price analysis related to the MAPS acquisition determined that the estimated fair value assigned to all assets and liabilities assumed exceeded the acquisition price resulting in no goodwill being recorded as of the acquisition date. The Company is in the process of completing the analysis related to other intangible assets acquired in conjunction with this acquisition.

3.	Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. One of the closures was substantially completed in 2006, the other one is expected to be completed in 2007.

During the nine months ended September 30, 2007, the Company recorded total costs of $3,981 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $521 and $3,460, respectively. The following table summarizes the activity for this initiative during the nine months ended September 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$3,672	$313	$—	$3,985
Expense incurred	521	3,460	—	3,981
Cash payments	(4,066)	(2,862)	—	(6,928)
Balance at September 30, 2007	$127	$911	$—	$1,038

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was essentially completed as of September 30, 2007 at a total cost of $3,584. The following table summarizes the activity for this initiative during the nine months ended September 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$138	$—	$—	$138
Expense incurred	20	603	—	623
Cash payments	(133)	(602)	—	(735)
Balance at September 30, 2007	$25	$1	$—	$26

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addresses the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed by the end of 2007 at an estimated total cost of approximately $18,900. The Company recorded severance, asset impairment, and other exit costs of $5,887, $53, and $6,128, respectively, during the nine months ended September 30, 2007. The following table summarizes the activity for this initiative during the nine months ended September 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$2,534	$—	$—	$2,534
Expense incurred	5,887	6,128	53	12,068
Cash payments	(4,803)	(6,128)	—	(10,931)
Utilization of reserve	—	—	(53)	(53)
Balance at September 30, 2007	$3,618	$—	$—	$3,618

FHS Acquisition Initiatives

In connection with the acquisition of FHS, the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2007 and 2008 at an estimated total cost of approximately

$18,200, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the nine months ended September 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$9,256	$720	$—	$9,976
Expense incurred	256	1,883	—	2,139
Cash payments	(1,648)	(1,610)	—	(3,258)
Balance at September 30, 2007	$7,864	$993	$—	$8,857

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure is expected to be substantially completed in 2007 at an estimated total cost of approximately $1,200. The following table summarizes the activity for this initiative during the nine months ended September 30, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$—	$—	$—	$—
Expense incurred	422	200	5	627
Cash payments	(422)	(200)	—	(622)
Utilization of reserve	—	—	(5)	(5)
Balance at September 30, 2007	$—	$—	$—	$—

4.	Inventories

Inventories are comprised of the following:

	December 31, 2006	September 30, 2007
Finished goods	$35,441	$44,951
Work in process	21,271	31,874
Raw materials and supplies	64,153	75,948
	$120,865	$152,773

In connection with the MAPS acquisition, a $1,890 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of September 30, 2007 and recorded as an increase to cost of products sold.

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

5.	Debt

Outstanding debt consisted of the following at December 31, 2006 and September 30, 2007:

	December 31, 2006	September 30, 2007
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	330,500
Term Loan A	42,238	42,635
Term Loan B	82,738	67,200
Term Loan C	176,300	167,962
Term Loan D	188,100	186,675
Term Loan E	27,083	91,743
Revolving Credit Facility	—	30,711
Capital leases and other borrowings	8,502	49,930
Total debt	1,055,461	1,167,356
Less: debt payable within one year	(17,414)	(77,623)
Total long-term debt	$1,038,047	$1,089,733

On July 26, 2007, the Company entered into the Second Amendment to the Credit Agreement (the ‘‘Amendment’’), among Holdings, the Company, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Cooper-Standard International Holdings BV (formerly known as Steffens Beheer BV), a corporation organized under the laws of the Netherlands, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents. The Amendment permitted the MAPS acquisition and allows the Company to borrow up to €65,000 through an incremental term loan under the Credit Agreement (as amended) to provide a portion of the funding necessary for the MAPS Acquisition and to pay related fees and expenses. The Amendment also expanded the dual currency borrowing sub limit under the Revolving Credit Agreement to $35,000 and added Cooper-Standard International Holdings BV as a permitted borrower under this sub limit. The amendment included other changes which increase the Company’s financial and operating flexibility, including amended financial covenants, expanded debt and investment baskets, and the ability to include the results of our non-consolidated JVs in the covenant calculations, among other things.

To finance part of the MAPS acquisition the Company borrowed €44,000 under the Senior-Secured Facilities made possible by the Amendment discussed above. This borrowing was combined with the Euro tranche of the Term Loan D to create Term Loan E and as of September 30, 2007 had an outstanding balance of €64,304. The Company also borrowed $10,000 under the Primary Revolving Credit Agreement, which was repaid in its entirety by September 30, 2007. In addition the Company borrowed €15,000 under the dual-currency sub limit of the revolver, all of which was still outstanding as of September 30, 2007.

In connection with the acquisition of MAPS the Company assumed €12,350 of various debt as of the acquisition date. The Company also assumed €14,501 of factored accounts receivable, which we have classified as debt based on the terms of the arrangements. The Company is seeking to amend certain terms of the arrangements to be able to record as a sale of financial assets. These liabilities are included in Capital leases and other borrowings in the table above as of September 30, 2007.

The Company had $21,902 of standby letters of credit outstanding under the Revolving Credit Facility as of September 30, 2007, leaving $72,386 of undrawn availability.

During the nine months ended September 30, 2007, the Company made voluntary prepayments totaling $15,000 on the Term Loan B facility and $7,000 on the Term Loan C facility.

6.	Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine month periods ended September 30, 2006 and 2007 for the Company’s defined benefit plans and other postretirement benefit plans excluding the plans acquired in connection with the acquisition of MAPS:

	Pension Benefits
	Three Months Ended September 30,
	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,548	$1,086	$3,007	$1,452
Interest cost	2,998	969	3,598	1,368
Expected return on plan assets	(3,488)	(896)	(4,235)	(1,036)
Amortization of prior service cost and recognized actuarial loss	71	27	60	185
Net periodic benefit cost	$2,129	$1,186	$2,430	$1,969

	Pension Benefits
	Nine Months Ended September 30,
	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7,646	$3,224	$9,022	$4,160
Interest cost	8,993	2,862	10,793	3,910
Expected return on plan assets	(10,465)	(2,650)	(12,705)	(2,959)
Amortization of prior service cost and recognized actuarial loss	212	81	180	528
Net periodic benefit cost	$6,386	$3,517	$7,290	$5,639

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Service cost	$861	$96	$2,579	$1,813
Interest cost	1,386	839	4,154	3,602
Amortization of prior service cost and recognized actuarial loss	(22)	(637)	(66)	(681)
Net periodic benefit cost	$2,225	$298	$6,667	$4,734

Due to changes in plan assumptions, reductions in plan participants and plan amendments, other postretirement benefit expense has decreased compared to the prior year. The reduction in the year-to-date expense was recorded in the third quarter of 2007.

In connection with the acquisition of MAPS, the Company assumed liabilities of certain defined benefit pension and other postretirement benefit plans of MAPS. The Company has not finalized its valuation of such plans. During the three and nine months ended September 30, 2007, the Company recorded pension expense of $284 related to these pension plans and $160 related to other postretirement benefit plans based on a preliminary valuation.

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

Income tax expense for the three months ended September 30, 2007 was $7,252 on pre-tax losses of ($5,538), while income tax expense for the nine months ended September 30, 2007 was $20,606 on pre-tax income of $22,176. Income tax expense for the three and nine months ended September 30, 2006 was ($1,599) of benefit on ($28,605) of pre-tax losses and expense of $2,715 on pre-tax income of $1,258, respectively. The income tax rate varies from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S. for 2007 periods, and other foreign jurisdictions for all periods presented. Further, the Company’s current and future provision for income taxes will be significantly impacted by the continued recognition of valuation allowances on losses in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

For the three months ended September 30, 2007, income tax expense includes additional expense of $2,564 as the result of tax law changes enacted in Germany. Among other changes, the tax legislation includes a reduction in the corporate tax rate for 2008 forward. While the reduced tax rates are not effective until 2008, the deferred tax assets in Germany have been revalued during the three months ended September 30, 2007 to reflect the impact of the new rate.

The Company adopted FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 only allows the recognition of tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company recognized a $195 increase in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 retained earnings (deficit) balance.

Including the cumulative effect increase, as of January 1, 2007, the Company has $4,201 (including interest and penalties) of total unrecognized tax benefits. Of this total, $1,400 represents the amount of unrecognized tax benefits that, if recognized, would effect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would effect the effective tax rate due to the impact of valuation allowances and the impact of Cooper Tire indemnifying substantially all income tax liabilities resulting from periods prior to December 23, 2004.

The Company, or one its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all income tax liabilities related to periods prior to December 23, 2004. Subsequently, in the United States, all Internal Revenue Service examinations for periods ending on or prior to December 23, 2004 are the responsibility of Cooper Tire, therefore the Company is not subject to U.S. federal, state, or local tax examinations for years ending December 23, 2004 and prior. The Company’s foreign subsidiaries are legally required to comply with the statute of limitations in each jurisdiction; however the Company is indemnified against substantially all income tax liabilities that may result from periods prior to December 23, 2004. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Mexico, and U.K. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 1999.

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

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$(27,006)	$(12,790)	$(1,457)	$1,570
Currency translation adjustment	(1,193)	16,821	14,240	29,967
Minimum pension liability	4	(309)	(59)	(493)
Fair value change of derivatives	(5,486)	(3,805)	(5,486)	(620)
Comprehensive income (loss)	$(33,681)	$(83)	$7,238	$30,424

9.	Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Foreign currency gains (losses)	$(603)	$(399)	$4,658	$(1,253)
Minority interest	(442)	51	(1,522)	129
Gain (loss) on disposal of fixed assets	1	(3)	1	(8)
Other income (expense)	$(1,044)	$(351)	$3,137	$(1,132)

10.	Related Party Transactions

In connection with the MAPS acquisition, the Company received $15,000 of capital contributions from each of its two Sponsors in August 2007. The Company also paid $625 of transaction advisory fees to each of its two Sponsors in September 2007.

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two Sponsors in February 2006.

Sales to NISCO, a 50% owned joint venture, totaled $7,319 and $5,133 in the three months ended September 30, 2006 and 2007, respectively and $23,778 and $18,117 in the nine months ended September 30, 2006 and 2007, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $918 and $638 in the three months ended September 30, 2006 and 2007, respectively, and $2,102 and $4,493 in the nine months ended September 30, 2006 and 2007, respectively.

11.	Business Segments

During the quarter, the Company revised its segment disclosures from two reportable segments to three reportable segments and has revised the prior periods to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 2 — Goodwill and Intangibles to conform to the new segment presentation.

The company operates in two primary businesses, Body & Chassis products and Fluid products. Body & Chassis products consist mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion and systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. Fluid products consist primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle.

SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it operates in three segments.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Sales to external customers
Body & Chassis	$251,764	$315,766	$834,887	$912,440
Fluid	230,164	262,796	733,458	819,472
Asia Pacific	23,531	24,008	69,964	70,917
Consolidated	$505,459	$602,570	$1,638,309	$1,802,829
Intersegment sales
Body & Chassis	$3,650	$2,266	$14,387	$12,523
Fluid	—	228	—	387
Asia Pacific	605	2,865	830	4,821
Eliminations and other	(4,255)	(5,359)	(15,217)	(17,731)
Consolidated	$—	$—	$—	$—
Segment profit (loss)
Body & Chassis	$(20,737)	$186	$(9,758)	$15,690
Fluid	(5,711)	(2,515)	16,470	14,666
Asia Pacific	(2,157)	(3,209)	(5,454)	(8,180)
Income (loss) before income taxes	$(28,605)	$(5,538)	$1,258	$22,176

	December 31, 2006	September 30, 2007
Segment assets
Body & Chassis	$818,950	$1,244,466
Fluid	954,079	990,799
Asia Pacific	138,404	109,352
Consolidated	$1,911,433	$2,344,617

Restructuring costs included in segment profit for Body & Chassis totaled $3,822 for the three months ended September 30, 2007 compared to $6,329 during the same period in 2006, Fluid totaled $1,793 for the three months ended September 30, 2007 compared to $2,784 during the same period in 2006, Asia Pacific totaled $31 for the three months ended September 30, 2007 compared to no costs in 2006. During the nine months ended September 30, 2007, restructuring costs included in segment profit for Body & Chassis totaled $16,510 compared to $11,283 during the same period in 2006, Fluid totaled $2,892 compared to $3,777 during the same period in 2006, Asia Pacific totaled $36 compared to $1 during the same period in 2006.

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

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$99.0	$138.9	$291.0	$(23.4)	$505.5
Cost of products sold	—	100.5	115.7	250.2	(23.4)	443.0
Selling, administration, & engineering expenses	—	26.2	11.7	11.9	—	49.8
Amortization of intangibles	—	5.5	0.6	1.8	—	7.9
Restructuring	—	1.3	0.6	7.2	—	9.1
Operating profit (loss)	—	(34.5)	10.3	19.9	—	(4.3)
Interest expense, net of interest income	—	(19.3)	—	(3.4)	—	(22.7)
Equity earnings	—	—	(0.6)	—	—	(0.6)
Other income (expense)	—	8.1	—	(9.1)	—	(1.0)
Income (loss) before income taxes	—	(45.7)	9.7	7.4	—	(28.6)
Provision for income tax expense (benefit)	—	(17.7)	4.1	12.0	—	(1.6)
Income (loss) before equity in income (loss) of subsidiaries	—	(28.0)	5.6	(4.6)	—	(27.0)
Equity in net income (loss) of subsidiaries	(27.0)	1.0	—	—	26.0	—
NET INCOME (LOSS)	$(27.0)	$(27.0)	$5.6	$(4.6)	$26.0	$(27.0)

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$107.4	$179.0	$353.6	$(37.5)	$602.5
Cost of products sold	—	99.8	143.5	313.3	(37.5)	519.1
Selling, administration, & engineering expenses	—	27.5	8.6	16.6	—	52.7
Amortization of intangibles	—	5.4	0.7	1.8	—	7.9
Restructuring	—	1.6	0.4	3.6	—	5.6
Operating profit (loss)	—	(26.9)	25.8	18.3	—	17.2
Interest expense, net of interest income	—	(18.8)	—	(3.2)	—	(22.0)
Equity earnings	—	(0.1)	(0.3)	—	—	(0.4)
Other income (expense)	—	9.9	—	(10.3)	—	(0.4)
Income (loss) before income taxes	—	(35.9)	25.5	4.8	—	(5.6)
Provision for income tax expense (benefit)	—	6.8	(4.5)	4.9	—	7.2
Income (loss) before equity in income (loss) of subsidiaries	—	(42.7)	30.0	(0.1)	—	(12.8)
Equity in net income (loss) of subsidiaries	(12.8)	29.9	—	—	(17.1)	—
NET INCOME (LOSS)	$(12.8)	$(12.8)	$30.0	$(0.1)	$(17.1)	$(12.8)

CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$370.0	$444.2	$907.2	$(83.1)	$1,638.3
Cost of products sold	—	331.6	369.7	769.8	(83.1)	1,388.0
Selling, administration, & engineering expenses	—	78.0	35.2	36.5	—	149.7
Amortization of intangibles	—	16.4	1.8	5.1	—	23.3
Restructuring	—	2.2	0.6	12.2	—	15.0
Operating profit (loss)	—	(58.2)	36.9	83.6	—	62.3
Interest expense, net of interest income	—	(55.3)	—	(9.6)	—	(64.9)
Equity earnings (losses)	—	0.1	0.7	—	—	0.8
Other income (expense)	—	24.9	(0.3)	(21.5)	—	3.1
Income (loss) before income taxes	—	(88.5)	37.3	52.5	—	1.3
Provision for income tax expense (benefit)	—	(32.7)	13.8	21.7	—	2.8
Income (loss) before equity in income (loss) of subsidiaries	—	(55.8)	23.5	30.8	—	(1.5)
Equity in net income (loss) of subsidiaries	(1.5)	54.3	—	—	(52.8)	—
NET INCOME (LOSS)	$(1.5)	$(1.5)	$23.5	$30.8	$(52.8)	$(1.5)

CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$357.0	$542.8	$998.4	$(95.4)	$1,802.8
Cost of products sold	—	323.7	434.0	856.8	(95.4)	1,519.1
Selling, administration, & engineering expenses	—	84.2	22.6	46.0	—	152.8
Amortization of intangibles	—	16.1	2.1	5.4	—	23.6
Restructuring	—	3.6	0.8	15.0	—	19.4
Operating profit (loss)	—	(70.6)	83.3	75.2	—	87.9
Interest expense, net of interest income	—	(56.4)	—	(8.4)	—	(64.8)
Equity earnings	—	(0.6)	0.8	—	—	0.2
Other income (expense)	—	31.0	0.1	(32.2)	—	(1.1)
Income (loss) before income taxes	—	(96.6)	84.2	34.6	—	22.2
Provision for income tax expense (benefit)	—	17.8	(15.8)	18.6	—	20.6
Income (loss) before equity in income (loss) of subsidiaries	—	(114.4)	100.0	16.0	—	1.6
Equity in net income (loss) of subsidiaries	1.6	116.0	—	—	(117.6)	—
NET INCOME (LOSS)	$1.6	$1.6	$100.0	$16.0	$(117.6)	$1.6

CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.9	$0.4	$34.0	$—	$56.3
Accounts receivable, net	—	67.6	94.8	221.4	—	383.8
Inventories	—	27.9	30.3	62.7	—	120.9
Prepaid Expenses	—	(3.5)	1.1	13.7		11.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	124.0	126.6	331.8	—	582.4
Investments in affiliates and
intercompany accounts, net	320.7	175.0	415.5	185.1	(1,078.7)	17.6
Property, plant, and equipment, net	—	91.4	145.9	305.2	—	542.5
Goodwill	—	378.3	17.8	39.5	—	435.6
Other assets	—	270.2	4.7	58.4	—	333.3
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$13.3	$—	$17.4
Accounts payable	—	39.4	36.2	90.4	—	166.0
Accrued liabilities	—	66.4	9.6	72.0	—	148.0
Total current liabilities	—	109.9	45.8	175.7	—	331.4
Long-term debt	—	918.3	—	119.7	—	1,038.0
Other long-term liabilities	—	168.2	6.3	46.8	—	221.3
	—	1,196.4	52.1	342.2	—	1,590.7
Total stockholders’ equity	320.7	(157.5)	658.4	577.8	(1,078.7)	320.7
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4

CONSOLIDATING BALANCE SHEET
September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$51.1	$0.2	$(3.8)	$—	$47.5
Accounts receivable, net	—	99.0	122.7	354.7	—	576.4
Inventories	—	17.3	32.4	103.1	—	152.8
Prepaid Expenses	—	(0.5)	0.7	28.5		28.7
Other	—	10.1	—	(0.5)	—	9.6
Total current assets	—	177.0	156.0	482.0	—	815.0
Investments in affiliates and
intercompany accounts, net	343.6	333.6	466.7	198.1	(1,307.6)	34.4
Property, plant, and equipment, net	—	62.2	131.5	523.8	—	717.5
Goodwill	—	412.1	17.4	11.7	—	441.2
Other assets	—	219.6	39.8	77.1	—	336.5
	$343.6	$1,204.5	$811.4	$1,292.7	$(1,307.6)	$2,344.6
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$37.7	$—	$39.9	$—	$77.6
Accounts payable	—	$62.4	$35.8	$186.3	$—	$284.5
Accrued liabilities	—	$74.3	$10.8	$138.8	$—	$223.9
Total current liabilities	—	174.4	46.6	365.0	—	586.0
Long-term debt	—	970.1	—	119.6	—	1,089.7
Other long-term liabilities	—	157.2	6.8	124.0	—	288.0
	—	1,301.7	53.4	608.6	—	1,963.7
Total stockholders’ equity	343.6	(97.2)	758.0	684.1	(1,307.6)	380.9
	$343.6	$1,204.5	$811.4	$1,292.7	$(1,307.6)	$2,344.6

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$73.6	$27.3	$(5.9)	$—	$95.0
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.4)	(18.7)	(26.6)	—	(55.7)
Acquisition of business, net of cash acquired	—	(201.6)	—	—	—	(201.6)
Cost of equity investment	—	(0.4)	—	—	—	(0.4)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing activities	—	(213.4)	(18.7)	(26.5)	—	(258.6)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.9	—	—	—	214.9
Principal payments on long-term debt	—	(3.2)	—	(20.6)	—	(23.8)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Debt issuance costs	—	(4.8)	—	—	—	(4.8)
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used in) financing activities	—	207.2	—	(21.4)	—	185.8
Effects of exchange rate changes on cash	—	—	—	(4.0)	—	(4.0)
Changes in cash and cash equivalents	—	67.4	8.6	(57.8)	—	18.2
Cash and cash equivalents at beginning of period	—	5.5	(0.1)	56.8	—	62.2
Cash and cash equivalents at end of period	$—	$72.9	$8.5	$(1.0)	$—	$80.4
Depreciation and amortization	$—	$37.5	$24.4	$41.9	$—	$103.8

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(117.6)	$12.2	$217.2	$—	$111.8
INVESTING ACTIVITIES
Property, plant, and equipment	—	(9.0)	(11.9)	(48.6)	—	(69.5)
Gross proceeds from sale-leaseback transaction				4.8		4.8
Acquisition of El Jarudo, net of cash acquired	—	—	—	(10.0)	—	(10.0)
Acquisition of MAPS, net of cash acquired				(138.4)		(138.4)
Cost of equity investments	—	—	—	—	—	—
Other	—	—	—	1.0	—	1.0
Net cash used in investing activities	—	(9.0)	(11.9)	(191.2)	—	(212.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60.0	—	—	—	60.0
Increase in short-term debt	—	32.0	—	2.2	—	34.2
Principal payments on long-term debt	—	(13.0)	—	(19.3)	—	(32.3)
Debt issuance costs	—	(2.4)	—	(0.2)	—	(2.6)
Equity Contributions	—	30.0	—	—	—	30.0
Net change in intercompany advances	0.5	(0.5)	—	—	—	—
Other	(0.5)	—	—	—	—	(0.5)
Net cash provided by (used in) financing activities	—	106.1	—	(17.3)	—	88.8
Effects of exchange rate changes on cash	—	2.7	—	—	—	2.7
Changes in cash and cash equivalents	—	(17.8)	0.3	8.7	—	(8.8)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3
Cash and cash equivalents at end of period	$—	$4.1	$0.7	$42.7	$—	$47.5
Depreciation and amortization	$—	$30.4	$22.7	$42.5	$—	$95.6

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

As of September 30, 2007, interest rate swap contracts representing $272,621 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount, $245,614 of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $27,007 pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2007, the fair market value of $(9,927) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

As part of the MAPS acquisition we acquired an interest rate swap contract that was previously entered into to manage the cash flow fluctuations of variable rate debt. This contract modifies the variable rate characteristics of its variable rate debt instrument, which is set at six-month Euribor rates. As of September 30, 2007 the contract had a notional amount of €9,990 outstanding at a fixed rate of 4.14% with a maturity date of September 2013.

Forward foreign exchange contracts —  The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Losses of $7,511 related to these contracts were recorded in other expense during the nine months ended September 30, 2007.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of September 30, 2007, forward foreign exchange contracts representing $11,085 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $242.

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of September 30, 2007, commodity contracts representing $4,743 of notional amount were outstanding with a fair market value of approximately $(154).

14.    Sale Leaseback Transaction

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

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 15.0 million units in 2007, which is down from 15.3 million units in 2006. European production levels in 2007 are expected to be 21.5 million units as compared to 20.4 million units in 2006. Light vehicle production in South America is expected to increase to 3.5 million vehicles in 2007 from 3.0 million vehicles in 2006.

In the third quarter of 2007, our business was negatively impacted by decreased OEM production volumes on certain platforms in North America. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially oil-based components and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers. These negative impacts were partially offset by cost savings and restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide, North America light vehicle production in the fourth quarter of 2007 is estimated at 3.6 million units, which is flat compared to the fourth quarter of 2006. European light vehicle production for the fourth quarter of 2007 is estimated at 5.5 million units, which is a 0.3 million unit increase compared to the fourth quarter of 2006. We expect that our performance in 2007 will be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Condensed Consolidated Results of Operations

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Sales	$505,459	$602,570	$1,638,309	$1,802,829
Cost of products sold	442,937	519,111	1,387,973	1,519,085
Gross profit	62,522	83,459	250,336	283,744
Selling, administration, & engineering expenses	49,779	52,744	149,714	152,773
Amortization of intangibles	7,907	7,832	23,287	23,571
Restructuring	9,113	5,646	15,061	19,438
Operating profit (loss)	(4,277)	17,237	62,274	87,962
Interest expense, net of interest income	(22,689)	(21,980)	(64,905)	(64,864)
Equity earnings (losses)	(595)	(444)	752	210
Other income (expense)	(1,044)	(351)	3,137	(1,132)
Income (loss) before income taxes	(28,605)	(5,538)	1,258	22,176
Provision for income tax expense (benefit)	(1,599)	7,252	2,715	20,606
Net income (loss)	$(27,006)	$(12,790)	$(1,457)	$1,570

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Sales:    Consolidated sales increased $97.1 million, or 19.2%, in the third quarter of 2007 compared to the third quarter of 2006. This increase was primarily due to the MAPS and El Jarudo acquisitions, higher unit sales volume and favorable foreign exchange ($22.0 million), partially offset by customer price concessions.

Gross Profit:    Gross profit increased $20.9 million to $83.5 million (approximately 13.9% of sales) in the third quarter of 2007 as compared to $62.5 million (approximately 12.4% of sales) in the third quarter of 2006. This increase resulted primarily from the favorable impact of various cost saving initiatives and the MAPS and El Jarudo acquisitions. These positive items were partially offset by increased material costs and customer price concessions. Also, as a result of the MAPS acquisition, cost of products sold was increased by $1.9 million during the three months ended September 30, 2007 due to the liquidation of the inventory fair value adjustment.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses increased $3.0 million to $52.7 million in the third quarter of 2007 compared to $49.8 million in the third quarter of 2006, due primarily to the MAPS acquisition.

Amortization of Intangibles:    Amortization of intangibles of $7.8 million in the third quarter of 2007 was relatively flat compared to the third quarter of 2006.

Interest Expense, net:    The decrease in net interest expense of $0.7 million in the third quarter of 2007 resulted primarily from voluntary debt prepayments made in 2007 and the second half of 2006, partially offset by the increased debt related to the MAPS acquisition.

Other Income (Expense): Other expense decreased $0.7 million in the third quarter of 2007 due primarily to a $0.5 million increase in minority interest income.

Provision for Income Tax Expense (Benefit):    Our income tax provision for the three months ended September 30, 2007 was an expense of $7.3 million, as compared to a tax benefit of ($1.6 million) for the three months ended September 30, 2006. The income tax provision for 2006 was impacted by the benefit of tax losses and credits in the U.S. and the distribution of income between the U.S. and foreign sources. The tax provision for the three months ended September 30, 2007 reflects adjustments necessary to report the Company’s year to date income tax expense at its expected annual effective tax rate. For 2007, the income tax provision was impacted primarily by the need for valuation allowances recorded on tax losses and credits generated in the U.S., the German tax rate change that was passed during the third quarter and resulted in additional expense of $2.6 million related to the impact on deferred taxes recorded in the jurisdiction, the distribution of income between U.S. and foreign sources, and other non recurring discrete items.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Sales:    Consolidated sales increased $164.5 million, or 10.0%, in the nine months ended September 30, 2007. This increase resulted primarily from the full nine months impact of the FHS acquisition, the MAPS and El Jarudo acquisitions, favorable foreign exchange ($56.3 million) and higher unit sales volumes during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These favorable items were partially offset by customer price concessions.

Gross Profit:    Gross profit increased $33.4 million to $283.7 million (approximately 15.7% of sales) in the nine months ended September 30, 2007 as compared to $250.3 million (approximately 15.3% of sales) in the nine months ended September 30, 2006. This increase resulted primarily from the favorable impact of various cost saving initiatives and the MAPS and El Jarudo acquisitions. In addition, as a result of the acquisition of FHS, cost of products sold was increased by $2.1 million during the nine months ended September 30, 2006 due to the liquidation of the inventory fair value adjustment. Such positive items were partially offset by increased material costs and customer price concessions. Also, as a result of the MAPS acquisition, cost of products sold was increased by $1.9 million during the nine months ended September 30, 2007 due to the liquidation of the inventory fair value adjustment.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses increased $3.1 million to $152.8 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of the MAPS acquisition.

Amortization of Intangibles:    Amortization of intangibles of $23.6 million for the nine months ended September 30, 2007 was relatively flat compared to the nine months ended September 30, 2006.

Interest Expense, net:    Interest expense of $64.9 million in the nine months ended September 30, 2007 was relatively flat compared to the nine months ended September 30, 2006 as voluntary debt prepayments made in 2007 and the second half of 2006 were essentially offset by the increased debt related to the MAPS acquisition.

Other Income (Expense):    Other expense increased $4.3 million in the nine months ended September 30, 2007 due primarily to a $6.0 million increase in foreign exchange losses, partially offset by a $1.7 million increase in minority interest income.

Provision for Income Tax Expense (Benefit):    Our income tax provision for the nine months ended September 30, 2007 was an expense of $20.6 million, as compared with an expense of $2.7 million for the nine months ended September 30, 2006. The income tax provision for 2006 was impacted by the benefit of tax losses and credits in the U.S. and the distribution of income between the U.S. and foreign sources. For 2007, the income tax provision was impacted primarily by the need for valuation allowances recorded on tax losses and credits generated in the U.S., the German tax rate change that was passed during the third quarter and resulted in additional expense of $2.6 million related to the impact on deferred taxes recorded in that jurisdiction, the distribution of income between U.S. and foreign sources, and other non-recurring discrete items.

Segment Results of Operations

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Sales to external customers
Body & Chassis	$251,764	$315,766	$834,887	$912,440
Fluid	230,164	262,796	733,458	819,472
Asia Pacific	23,531	24,008	69,964	70,917
Consolidated	$505,459	$602,570	$1,638,309	$1,802,829
Segment profit (loss)
Body & Chassis	$(20,737)	$186	$(9,758)	$15,690
Fluid	(5,711)	(2,515)	16,470	14,666
Asia Pacific	(2,157)	(3,209)	(5,454)	(8,180)
Income (loss) before income taxes	$(28,605)	$(5,538)	$1,258	$22,176

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Body & Chassis:    Sales increased $64.0 million, or 25.4%, primarily due to the MAPS acquisition, higher unit sales volume and favorable foreign exchange ($12.1 million). Segment profit increased by $20.9 million primarily due to the favorable impact of various cost savings initiatives, higher unit sales, and additional profit from the MAPS acquisition, partially offset by increased material costs.

Fluid:    Sales increased $32.6 million, or 14.2%, primarily due to the acquisition of El Jarudo, higher unit sales volumes, and favorable foreign exchange ($8.1 million), partially offset by customer price concessions. Segment loss decreased by $3.2 million, primarily due to the favorable impact of various cost savings initiatives and the acquisition of El Jarudo, partially offset by customer price concessions and increased material costs.

Asia Pacific:    Sales increased $0.5 million, or 2.0%, primarily due to favorable foreign exchange, but segment loss increased by $1.1 million as a result of start-up related costs for operations in this region.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Body & Chassis:    Sales increased $77.6 million, or 9.3%, primarily due to the MAPS acquisition, higher unit sales volume and favorable foreign exchange ($27.4 million), partially offset by customer price concessions. Segment profit increased by $25.4 million, primarily due to the favorable impact of various cost savings initiatives, the MAPS acquisition, and higher unit sales volumes, partially offset by increased restructuring costs ($5.2 million), material costs and customer price concessions.

Fluid:    Sales increased $86.0 million, or 11.7%, due primarily to the full nine months impact of the FHS acquisition, the El Jarudo acquisition, favorable foreign exchange ($25.1 million), and higher unit sales volume, partially offset by customer price concessions. Segment profit decreased $1.8 million primarily due increased material costs and customer price concessions, partially offset by the favorable impact of various cost savings initiatives, the acquisitions, and higher unit sales volumes.

Asia Pacific:    Sales increased $1.0 million, or 1.4%, due primarily to favorable foreign exchange. Segment loss increased $2.7 million due primarily to lower unit sales volume.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the condensed consolidated financial statements for discussion of restructuring activities during the three and nine months ended September 30, 2006 and 2007.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the nine months ended September 30, 2007 was $111.8 million as compared to cash provided by operations of $95.0 million in the nine months ended September 30, 2006. This change was primarily the result of changes in other working capital components, which decreased by $26.3 million primarily due to changes in accounts receivable, accounts payable and accrued liabilities. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities was $212.1 million in the nine months ended September 30, 2007, primarily consisting of acquisition cost of $148.3 million related to the MAPS and El Jarudo transactions and capital spending of $69.6 million partially offset by gross proceeds of $4.8 million from the sale-leaseback transaction, as compared to $258.5 million usage in the nine months ended September 30, 2006, which primarily consisted of acquisition costs of $201.6 million related to the acquisition of FHS and $55.7 million of capital spending. We anticipate that we will spend approximately $95 million on capital expenditures in the year ending December 31, 2007.

Financing Activities:    Cash provided by financing activities in the nine months ended September 30, 2007 was $88.8 million, which consisted primarily of proceeds from issuance of acquisition-related debt of $60.0 million, a net increase in short term debt of $34.2 million, and equity contributions of $30.0 million, partially offset by $32.3 million of normal debt payments and voluntary prepayments on our term loans and $2.6 million of debt issuance costs. Cash provided by financing activities in the nine months ended September 30, 2006 was $185.8 million, which consisted primarily of proceeds from issuance of acquisition-related debt of $214.9 million, partially offset by payment of $4.8 million of debt issuance costs and $23.8 million principal payments on long-term debt.

The Company is significantly leveraged. As of September 30, 2007, we had outstanding $1,167.4 million in aggregate indebtedness, with an additional $72.4 million of borrowing capacity available under our revolving credit facility (after giving effect to $21.9 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is limited, with exceptions that are either partially tied to similar financial ratios (in the case of the notes indentures) or are based on negotiated carveouts and baskets (in the case of the credit agreement). We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the senior credit agreement as Consolidated EBITDA.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Consolidated EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Consolidated EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, debt service requirements, and capital expenditures. Because not all companies use identical calculations, these presentations of EBITDA and Consolidated EBITDA may not be comparable to similarly titled measures of other companies.

The adjustments to EBITDA in determining covenant compliance under the credit agreement are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$(27.0)	$(12.8)	$(1.5)	$1.6
Provision for income tax expense (benefit)	(1.6)	7.2	2.7	20.6
Interest expense, net of interest income	22.7	22.0	64.9	64.9
Depreciation and amortization	36.0	34.3	103.8	95.5
EBITDA	$30.1	$50.7	$169.9	$182.6
Restructuring	9.1	5.6	15.1	19.4
Foreign exchange gain(1)	(0.1)	—	(5.2)	(0.5)
Inventory write-up(2)	—	1.9	2.1	1.9
Transition and integration costs(3)	0.3	—	1.2	—
Product remediation(4)	2.1	—	2.1	—
	41.5	58.2	185.2	203.4
Pro Forma adjustments related to FHS(5)	—	—	4.4	—
Pro Forma adjustments related to El Jarudo(6)	—	—	—	1.7
Pro Forma adjustments related to MAPS(7)	—	5.9	—	31.4
Equity earnings in joint venture(8)	0.6	0.1	0.2	(1.4)
EBITDA earnings in joint ventures(9)	—	2.0	—	9.9
Consolidated EBITDA	$42.1	$66.2	$189.8	$245.0
(1)	Unrealized foreign exchange gain on indebtedness related to 2004 Acquisition.
(2)	A write-up of inventory to fair value at the date of acquisitions.
(3)	Transition and integration costs related to the Acquisition of FHS.
(4)	Product rework and associated costs.
(5)	Pro Forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to February 6, 2006.
(6)	Pro Forma adjustments to El Jarudo’s reported EBITDA for the period from January 1, 2007 to March 31, 2007.
(7)	Pro Forma adjustments to MAPS reported EBITDA for the period from July 1, 2007 to August 31, 2007 and January 1, 2007 to August 31, 2007 for the three and nine months ended September 30, 2007, respectively.
(8)	The Company’s share of earnings in one of its joint ventures.
(9)	The Company’s share of EBITDA in its joint ventures.

Our covenant levels and ratios for the four quarters ended September 30, 2007 are as follows:

	Covenant Level at September 30, 2007	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	1.9 to 1.0	≤ 3.3 to 1.0
Maximum net debt to Consolidated EBITDA ratio	3.6 to 1.0	≤ 4.0 to 1.0
Indentures
Consolidated Coverage Ratio	3.7 to 1.0	≥ 2.0 to 1.0

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

As of September 30, 2007, we had $556.2 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.8 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of September 30, 2007, interest rate swap contracts representing $272.6 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above $245.6 million of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $27.0 million pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of September 30, 2007, the fair market value of $(9.9) million of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

As part of the MAPS acquisition we acquired an interest rate swap contract that they had previously entered into to manage the cash flow fluctuations of variable rate debt. This contract modifies the variable rate characteristics of its variable rate debt instrument, which is set at six-month Euribor rates. As of September 30, 2007 the contract had a notional amount of €10.0 million outstanding at a fixed rate of 4.14% with a maturity date of September 2013.

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of September 30, 2007, forward foreign exchange contracts representing $11.1 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.2 million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $1.2 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $1.0 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of September 30, 2007, commodity contracts representing $4.7 million of notional amount were outstanding with a fair market value of approximately $(0.2) million. A 10% change in the equivalent commodity price would result in a change of $0.5 million in the fair market value of these contracts.

Item 4.    Controls and Procedures.

Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the ‘‘Exchange Act’’)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COOPER-STANDARD HOLDINGS INC.
November 14, 2007	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
November 14, 2007	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
November 14, 2007	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)