Form 10-K
period 2007-12-31
Cooper-Standard Holdings Inc.
filed 2008-03-31
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The number of the registrant’s shares of common stock, $0.01 par value per share, outstanding as of March 21, 2008 was 3,483,600 shares.

The registrant’s common stock is not publicly traded.

PART I

Item 1.    Business

The terms the ‘‘Company,’’ ‘‘Cooper-Standard,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ in this Form 10-K refer to Cooper-Standard Holdings Inc. and its consolidated subsidiaries, unless the context requires otherwise.

General:

Cooper-Standard provides innovative solutions to the automotive industry. We are a leading global manufacturer of fluid handling, body sealing, and noise, vibration and harshness control (‘‘NVH’’) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries. The Company’s principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and its telephone number is (248) 596-5900. We also maintain a website at www.cooperstandard.com, which is not a part of this Form 10-K.

We believe that we are the largest global producer of body sealing systems, one of the two largest North American producers in the NVH control business, and the second largest global producer of the types of fluid handling products that we manufacture. Approximately 80% of our sales in 2007 were to automotive original equipment manufacturers (‘‘OEMs’’), including Ford, General Motors, Chrysler (collectively, the ‘‘Detroit 3’’), Audi, BMW, Fiat, Honda, Mercedes Benz, Porsche, PSA Peugeot Citroën, Renault/Nissan, Toyota, and Volkswagen. The remaining 20% of our 2007 sales were primarily to Tier I and Tier II automotive suppliers. In 2007, our products were found in 19 of the 20 top-selling models in North America and in 17 of the 20 top-selling models in Europe.

We operate in 69 manufacturing locations and nine design, engineering, and administrative locations in 18 countries around the world. The Company’s global locations, and the number of facilities in each country with more than one facility, are as follows:

Americas	Europe	Asia Pacific
Brazil	Belarus	Australia
Camaçari	Baranovichi	Adelaide
Varginha
Sao Paulo*	Belgium	China
	Gent	Changchun
Canada		Chongqing
Georgetown, ON	Czech Republic	Huai-an
Glencoe, ON	Zdar	Jingzhou
Mitchell, ON		Kunshan
Stratford, ON (3)	France	Panyu
	Argenteuil*	Shanghai
Mexico	Baclair	Wuhu
Aguascalientes	Creutzwald
Atlacomulco	Lillebonne	India
Guaymas	Vitré	Chennai
Juarez		Ghaziabad
Saltillo	Germany	Gurgaon
Torreon (2)	Grünberg	Halol
	Hockenheim	Pune
USA	Lindau
Archbold, OH	Mannheim	Japan
Auburn, IN	Marsberg	Hiroshima*
Auburn Hills, MI*	Schelklingen	Nagoya*
Bowling Green, OH (2)

Americas	Europe	Asia Pacific
Bremen, IN	Italy	Korea
East Tawas, MI	Battipaglia	Cheong-Ju
Fairview, MI	Ciriè	Incheon*
Farmington Hills, MI*		Seo-Cheon
Gaylord, MI	Poland
Goldsboro, NC (2)	Bielsko-Biala
Leonard, MI	Dzierzoniow (2)
Mt. Sterling, KY	Myslenice
New Lexington, OH	Piotrkow
Novi, MI*
Oscoda, MI	Spain
Spartanburg, SC	Getafe
Surgoinsville, TN
Topeka, IN	United Kingdom
Coventry*

*	Denotes non-manufacturing locations.

Our net sales have grown from $1.8 billion for the year ended December 31, 2005, to $2.5 billion for the year ended December 31, 2007. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Company Overview.’’

Some market data and other statistical information used throughout this Form 10-K is based on data available from CSM Worldwide, an independent market research firm. Other data are based on our good faith estimates, which are derived from our review of internal surveys, as well as third party sources. Although we believe all of these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses and estimates of our and our competitors’ products and capabilities. The Company’s principal shareholders are affiliates of The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our ‘‘Sponsors.’’ Each of the Sponsors, including their respective affiliates, currently owns approximately 49.2% of the equity of Cooper-Standard Holdings Inc. See ‘‘Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.’’

Acquisition History

On December 23, 2004, Cooper-Standard Holdings Inc. acquired the automotive segment of Cooper Tire & Rubber Company (the ‘‘2004 Acquisition’’) and began operating the business on a stand-alone basis primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 8 and 17, respectively) for further descriptions of the Senior Notes, Senior Subordinated Notes, and Senior Credit Facilities and of the equity contributions relating to the 2004 Acquisition.

In July 2005, the Company acquired Gates Corporation’s Enfriamientos de Automoviles manufacturing operations in Atlacomulco, Mexico (the ‘‘Atlacomulco business’’). The Atlacomulco business manufactures low pressure heating and cooling hose, principally for the OEM automotive market.

In February 2006, the Company acquired the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’ or the ‘‘FHS business’’). See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 3).

In March 2007, the Company acquired Automotive Components Holdings’ El Jarudo manufacturing operations located in Juarez, Mexico (the ‘‘El Jarudo business’’). The El Jarudo business manufactures automotive fuel rails.

In August 2007, the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China (‘‘MAPS’’ or the ‘‘MAPS business’’) from Automotive Sealing Systems S.A. (‘‘ASSSA’’). See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 3).

In December 2007, the Company acquired the 74% joint venture interest of ASSSA in Metzeler Automotive Profiles India Private Limited (‘‘MAP India’’), a leading manufacturer of automotive sealing products in India. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 3).

Strategy:

We intend to build on our position as one of the world’s leading automotive suppliers of body sealing, NVH control and fluid handling components and systems by focusing on the following key strategic areas:

Strengthening relationships with the Detroit 3 and expanding relationships with other OEMs

We plan to strengthen our leading positions with the Detroit 3 while aggressively pursuing additional business opportunities with New American Manufacturers (‘‘NAMs’’) and European and Asian OEMs. The Detroit 3 are long established, highly valued customers with revenue streams spread among all platform categories, including cars, light trucks, and SUVs. However, we believe NAMs and European and Asian OEMs will provide significant opportunities to further grow our business, especially as Asian OEMs have been rapidly penetrating North American and European markets, and Asian markets are relatively young and growing at a higher rate than other automotive markets. In particular, China’s light vehicle market is projected to grow at an 11% compound annual growth rate (‘‘CAGR’’) between 2007 and 2012, according to CSM Worldwide estimates, which will make it the world’s fastest growing market.

To further strengthen our customer relationships, we plan to continue to focus on our program management capabilities, engineering excellence, and customer service, and to utilize our technological and design capabilities to enhance the value we offer our customers. We will continue to seek customer feedback with respect to quality manufacturing, design and engineering, delivery, and after-sales support in an effort to provide the highest level of customer service and responsiveness. We believe our efforts have been successful to date and we continue to be awarded content on the Detroit 3’s most important platforms. We have also achieved several recent successes with other OEMs, such as Nissan, Toyota, Honda, Audi, and Volkswagen. Further, our acquisition of MAPS diversified our customer base with significant new volume with key customers such as Fiat, BMW, Daimler and Volkswagen Group. In Asia, and particularly in China, we have been successful in entering new markets and are developing a substantial manufacturing and marketing presence to serve local OEMs and to follow our customers as they expand into these markets. We operate eight manufacturing locations in China, which provide products and services to both Chinese OEMs and our traditional customers.

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

Developing new modular solutions and other value-added products

We believe that significant opportunities exist to grow our current portfolio of products, including components as well as complete sub-systems, modules, and assemblies, by continuing to design, develop, and launch new products that distinguish us from our competitors. As a leader in design, engineering, and technical capabilities, we are able to focus on improving products, developing new technologies, and implementing more efficient processes in each of our product lines. Our body sealing products, which are part of our body & chassis product portfolio, are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust, and noise. Our noise, vibration and harshness control products, which are also part of our body & chassis products, are a fundamental part of the driving experience and can be important to the vehicle quality. Our fluid handling modules and sub-systems are designed to increase functionality and decrease cost to the OEM, which can be the deciding factor in winning new business.

To remain a leader in new product innovation, we will continue to invest in research and development and to focus on new technologies, materials, and designs. We believe that extensive use of Design for Six Sigma and other development strategies and techniques has led to some of our most successful recent product innovations, including our ESP Thermoplastic Glassruns (body & chassis), a proprietary plastics-to-aluminum overmolding process (fluid handling), and our Truck Tuff Hydromounts (body & chassis). Examples of successful modular innovations include engine cooling systems, fuel and brake systems, and exhaust gas recirculation modules in our fluid handling product category, and Daylight Opening Modules in our body & chassis category.

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

We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence, and operational excellence. We also operate through several successful joint ventures and technical alliances, including those with Nishikawa Rubber Company, Zhejiang Saiyang Seal Products Co., Ltd. (‘‘Saiyang Sealing’’), Guyoung Technology Co. Ltd. (‘‘Guyoung’’), Hubei Jingda Precision Steel Tube Industry Co., Ltd. (‘‘Jingda’’), Shanghai Automotive Industry Corporation (‘‘SAIC’’) and Toyoda Gosei Co., Ltd. (‘‘Toyoda Gosei’’).

In July of 2005, we acquired the Atlacomulco business. The business manufactures low pressure heating and cooling hose, principally for the OEM automotive market.

In February of 2006, we furthered our strategy by acquiring the FHS business. We believe that the FHS acquisition has allowed us to provide a more complete line of fluid management solutions for new vehicle platforms, diversified our customer base, and secured our position as the second largest global fluid handling systems supplier in the automotive industry.

In March of 2007, we acquired the El Jarudo business. The business is located in Juarez, Mexico and is a producer of automotive fuel rails.

In August of 2007, we acquired the MAPS business, including nine sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China. MAPS is a leader in Europe in the development and manufacture of complete automotive body sealing systems.

In December of 2007, we completed the acquisition of a 74% joint venture interest in MAP India, a leading manufacturer of automotive sealing products in India.

Expanding our footprint in Asia

While we have, through new facilities, acquisitions, and joint ventures, significantly expanded our presence in Asia, particularly China and India, we believe that significant opportunities for growth exist in this fast-growing market. We will continue to evaluate opportunities that enable us to establish or expand our design, technology and commercial support operations in that region and enhance our ability to serve current and future customers.

Focusing on operational excellence and cost structure

We will continue to intensely focus on the efficiency of our manufacturing operations and on opportunities to reduce our cost structure. Although the automotive supply sector is highly competitive, we believe that we have been able to maintain strong operating margins due in part to our ability to constantly improve our manufacturing processes and to selectively relocate or close facilities. Our primary areas of focus are:

•	Identifying and implementing Lean initiatives throughout the Company. Our Lean initiatives are focused on optimizing manufacturing by eliminating waste, controlling cost, and enhancing productivity. Lean initiatives have been implemented at each of our manufacturing and design facilities.

•	Evaluating opportunities to relocate operations to lower-cost countries. We have successfully employed this strategy to date by relocating operations to the Czech Republic and Poland from higher-cost countries in Western Europe and from the United States and Canada to Mexico, China, and India. We plan to continue to emphasize our operations in lower-cost countries to capitalize on reduced labor and other costs.

•	Consolidating facilities to reduce our cost structure. Our restructuring efforts were primarily undertaken to streamline our global operations. We will continue to take a disciplined approach to evaluating restructuring opportunities that would improve our efficiency, profitability, and cost structure.

•	Maintaining flexibility in all areas of our operations. Our operational capital needs are generally lower compared to many in the automotive industry. Our manufacturing machinery is re-programmable and easily movable from job-to-job providing us with a high degree of flexibility in adapting to market changes and serving customers.

Further exploring non-transportation applications for products and technology

While the automotive industry will continue to be our core business, we have recently begun exploring new industries in which we can apply our expertise and manufacture new products utilizing our existing facilities and capabilities. As a leader in the development and manufacture of equipment using rubber, metals and extruded materials, we believe there may be opportunities in other sectors requiring the use of these materials.

Products:

We supply a diverse range of products on a global basis to a broad group of customers. For the year ended December 31, 2007, body & chassis and fluid handling products accounted for 55% and 45%, of net sales, respectively. For the year ended December 31, 2006, body & chassis and fluid handling products accounted for 53% and 47% of net sales, respectively. Our top ten platforms by sales accounted for nearly 40% of net sales in 2007, with the remainder derived from a multitude of platforms, composed of a diversity of sport-utility, light truck, and various classes of sedans and other vehicles. For information related to our reportable segments, please refer to Note 18 to the Consolidated Financial Statements.

Our principal product lines are described below:

Body & Chassis Products

We are a leading global supplier of body & chassis products. Body & chassis products consist of body sealing systems and components that protect vehicle interiors from weather, dust, and noise intrusion and NVH control systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. For the years ended December 31, 2007 and 2006, we generated approximately 55% and 53%, respectively of total revenue before corporate eliminations from the sale of body & chassis products.

We believe we are the largest provider of body sealing products in the world based on sales. We have an extensive product offering and believe we are known for exceptional quality and strong design and technical capabilities, including advanced skills in adhesives, mixing, and plastics technology. Our products are found on some of the world’s top-selling platforms, including the Ford F-Series, GMT900 (Silverado/Tahoe/Yukon), General Motors’ GMX 211 (Impala), and Ford B Car (Fiesta/Fusion).

Our body sealing products are comprised of manufactured EPDM (synthetic rubber) and TPE (thermoplastic elastomer) seals to provide environmental closure to the hood, trunk, and interior of vehicles. These products are highly engineered and are developed and manufactured with regard to aesthetic, performance, and durability requirements. The typical production process involves mixing of rubber/plastic compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding, and assembly. Below is a description of the major body sealing products produced:

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
Sunroof Sealing and Trim: An original design and specification are required to create a narrow sealing space and minimize sliding resistance

As a result of our global presence, patented technologies and engineering capabilities, as well as our strong relationships with the global OEMs, we believe we are positioned for future growth and product expansion. We are currently developing additional system integration opportunities, particularly in window regulators, plastics, door components, and exterior trim.

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

To grow our customer base, we intend to continue to strengthen our relationship with the Detroit 3 and are aggressively targeting other OEMs, particularly NAMs and European and Asian OEMs. Over the past two years we have secured business from Toyota, Nissan, Honda, and Audi. Further, our acquisition of the MAPS business diversified our customer base with the addition of customers such as Fiat, BMW, Daimler, Volkswagen Group and several India and Chinese OEMs. We intend to continue to develop new customer relationships by forming new strategic alliances and building on our existing joint ventures and long standing relationships. We own 50% of Nishikawa Standard Company (‘‘NISCO’’), a joint venture with Nishikawa Rubber Company; 89% of Cooper Saiyang Wuhu Automotive Co., Ltd., a joint venture with Saiyang Sealing in Wuhu, China; 47.5% of Shanghai SAIC-Metzeler Sealing Systems Co. Ltd., a joint venture with SAIC which also owns 47.5%; and 74% of MAP India, a joint venture with Toyoda Gosei. We believe our strong Asian presence in rapidly expanding markets gives us the base and the abilities to engineer and deliver weathersealing products not enjoyed by our competition. These relationships and engineering and design capabilities have helped us to provide content on some of the world’s top-selling platforms.

We believe we are one of the two largest providers of noise, vibration and harshness control products in North America based on sales. We provide a comprehensive line of powertrain and suspension products and active noise and vibration cancellation systems. We are a leader in engineering, design, testing, and rubber-to-metal bonding technology, and provide superior integrated customer service and problem-solving capabilities.

Noise vibration control products include various engine and body mounts, dampers, isolators, and other equipment. Engine mounts secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame. Body and cradle mounts enable isolation of the cabin from the vehicle frame, reducing noise, vibration, and harshness, and are manufactured with a variety of materials, such as natural rubber and butyl. Tuned dampers are designed to reduce specific vibration issues, such as for the steering wheel and column, exhaust system, and internal driveshaft.

Product Category	Description
Body Cushions	Enable isolation of the cabin from the vehicle frame reducing noise, vibration, and harshness
Engine Mounts	Secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame
Transmission Mounts	Enable mounting of transmission to vehicle frame and reducing vibration and harshness from the powertrain
Torque Struts	Control the fore and aft movement of transverse mounted engines within their compartment while isolating engine noise and vibration from the body
Hydromounts/ Hydrobushings	An engine mount filled with fluid, a hydromount provides spring rate and damping performance that varies according to frequency and displacement of vibration. Conventional (non hydro) mounts provide fixed response. Hydromounts can provide a more comfortable ride in a vehicle whether idling or traveling. The new Truck Tuff hydromount is designed expressly for light truck and sport utility vehicles. Similar benefits are provided by hydrobushings.
Active Noise and Vibration Control	We have developed new and unique patented techniques for attenuation of undesirable and potentially harmful low frequency noise and vibrations. This system, called ENVIsys, is well suited for a variety of transportation applications, such as heavy trucks, mining equipment, aircraft, and locomotives.

We believe we are one of the market leaders in developing breakthrough innovations in noise vibration control products and continue to make significant investment in our ability to deliver advanced technologies. We developed the popular Truck Tuff hydromounts for light trucks and sport utility vehicles. We believe that the Truck Tuff hydromount design was critical to our being awarded the contract to supply the engine mounting system on the new Ford F-Series, which Ford claims to be the smoothest, quietest truck on the market. We also recently developed ENVIsys, an advanced electronic system for the active control of noise and vibration for commercial applications. ENVIsys products have a wide variety of potential applications, including aircraft, rail, heavy truck, automotive, and mining equipment.

We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. In addition to strengthening our relationships with the Detroit 3, we target NAMs and Asian expansion opportunities. In North America, we continue to target NAMs and have recently been awarded new business with Toyota and Hyundai. In China, we are pursuing plans to expand our development facilities to couple with our manufacturing operations, and in Korea, we are pursuing expansion via joint venture partnerships.

Fluid Handling Products

We are a leading global supplier of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. We believe we are the second largest global provider of the types of fluid handling products we manufacture. We offer an extensive product portfolio and are positioned to serve OEMs around the world. We believe we have a reputation for superior technical support, product quality, rapid response capabilities, innovative solutions to design problems, and outstanding prototype capabilities. Our products are found on some of the world’s top-selling platforms, including the Ford F-Series, General Motors GMT800/900 (includes Yukon, Tahoe, Sierra, and Silverado), Dodge Ram, and Ford B Car (Fiesta/Fusion). For the years ended December 31, 2007 and 2006, we generated approximately 45% and 47%, respectively, of total revenue before corporate eliminations from the sale of fluid handling products.

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

Product Category	Description
Heating & Cooling	Direct, control and transport oil, coolant, water, and other fluids throughout the vehicle
	Engine oil cooling subsystems with over molded connections	Transmission oil cooling subsystems
	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies
	Engine oil cooling quick connects	Engine oil level indicator tube assemblies
	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings
	Coolant subsystems	Bypass valves
Radiator and heater hoses
Fuel & Brake	Direct, control, and transport fuel, brake fluid, and vapors throughout the vehicle
	Fuel supply and return lines	Flexible brake lines
	Fuel quick connects	Vacuum brake hoses
Vapor control lines

Product Category	Description
Emissions	Direct, control, and transmit emission vapors and fluids throughout the vehicle
	Fully integrated exhaust gas recirculation subsystems	Nylon PCV valves Heated PCV valves
	EGR coolers and bypass coolers	Exhaust gas recirculation valves
	Stainless steel exhaust gas recirculation tube assemblies	DPF lines
Power Management	Direct, control, and transmit power management fluids throughout the vehicle
	High pressure roof lines	Power steering quick connects
	Torque position sensors	Rack tubes
	Hydraulic clutch lines	Noise reduction technology
Power steering pressure and return lines

To increase sales of fluid handling products, we intend to continue to capitalize on recent brake, fuel, and exhaust gas recirculation (‘‘EGR’’) product successes in Europe and North America; develop new complete module and assembly solutions, aimed at building a reputation as a ‘‘tube and hose integrator;’’ and create product improvements that provide greater functionality at a lower cost to the customer. We plan to continue to invest in research and development to support these efforts and focus on advanced materials, innovative processes and product design and development driven by Design for Six Sigma. Advanced EGR valves, tubes, and cooler products have become critical components in regions where environmental regulations are stringent, such as in Europe, and for heavy truck platforms in the United States. For products such as rubber hose, steel tubing, and nylon tubing, innovations in advanced materials have led to the development of superior components. We also have in-house tube manufacturing and coating capabilities in North America, Europe and Asia, allowing us to maintain a competitive edge over smaller fabricators.

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

Patents and Trademarks

We believe one of our competitive advantages is our track record of technological innovation. We hold nearly 800 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing, Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one of them would materially affect our company. We continue to seek patent protection for our new products. Our patents will continue to be amortized over the next five to twelve years.

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

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. In body & chassis products we compete with Toyoda Gosei; Delphi; Trelleborg; Tokai; Vibracoustic; Paulstra and Hutchinson, among others. In fluid handling products, we compete with TI Automotive, Mark IV Automotive, Martinrea, and numerous manufacturers of hoses.

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

Customers

We are a leading supplier to the Detroit 3 in each of our product categories and are increasing our presence with NAMs and European and Asian OEMs. During the year ended December 31, 2007, approximately 27%, 20%, and 8% of our sales were to Ford, General Motors, and Chrysler, respectively, as compared to 29%, 25%, and 10% for the year ended December 31, 2006, respectively. Chrysler sales for the year ended December 31, 2006 include sales to Daimler. Sales to Ford include sales to OEMs owned by Ford, such as Volvo, Jaguar, and Land Rover. Our other major customers include Renault/Nissan, PSA Peugeot Citroën, and Volkswagen. We also sell products to Visteon/ACH, Toyota, Porsche, and through NISCO, Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms. Our recent MAPS acquisitions have added significant volume with Fiat, BMW, Daimler, Volkswagen/Audi and various Indian and Chinese OEMs.

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ 665 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively expanding our capabilities with new systems for Computer Aided Design, Computer Aided Engineering, vehicle testing, and rapid prototyping. We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $65.6 million, $74.8 million, and $77.2 million in 2005, 2006, and 2007, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets such as China, Korea, and India, to acquire new customers, and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with NAMs. For example, we were awarded significant new business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest in and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings, which recently built a manufacturing facility in Alabama that services Hyundai. In 2006, we finalized two joint venture agreements with Jingda, one of the largest tube manufacturers in China to expand our presence in that country. As part of the acquisition of the MAPS business in 2007, we acquired a 47.5% equity interest in Shanghai SAIC-Metzeler Sealing Systems Co. Ltd., a joint venture with SAIC, which also owns a 47.5% equity interest, and Shanghai Qinpu Zhaotun Collective Asset Management Company, which owns the remaining 5% equity interest. This joint venture business is the leading manufacturer of automotive sealing products in China. Also in 2007, we acquired a 74% equity interest in MAP India, a joint venture with Toyoda Gosei Co., Ltd., which owns the remaining 26% equity interest. MAP India is a leading manufacturer of automotive sealing products in India.

Geographic Information

In 2007, we generated approximately 61% of net sales in North America, 31% in Europe, 5% in South America, and 3% in Asia/Pacific. Approximately 15% of our revenues were generated from our Canadian operations.

In 2006, we generated approximately 67% of net sales in North America, 24% in Europe, 4% in South America, and 5% in Asia/Pacific. Approximately 18% of our revenues were generated from our Canadian operations.

Employees

We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We will be negotiating some of our domestic and international union agreements which are due to expire in the next twelve months. As of December 31, 2007, approximately 44% of our employees were represented by unions, and approximately 16% of our employees were union represented employees located in the United States.

As of December 31, 2007, we had 21,123 full-time and temporary employees.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Form 10-K, including under Item 1A. ‘‘Risk Factors’’.

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

We are highly leveraged. As of December 31, 2007, our total consolidated indebtedness was $1,140.2 million. Our leverage increased upon the closing of our acquisition of MAPS, because we financed part of the acquisition with an incremental term loan under the Second Amendment to the Credit Agreement.

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

Our cash paid for interest for the year ended December 31, 2007 was $87.6 million, which excludes the amortization of $4.9 million of debt issuance costs. At December 31, 2007, we had $554.3 million of debt with floating interest rates, including $270.3 million managed by the use of interest rate swap contracts to convert the variable rate characteristic to fixed rate. If interest rates increase, assuming no principal repayments or use of financial derivatives, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness, including the Notes, would decrease. After considering the effects of certain interest rate swap contracts we entered into during 2007, a 1% increase in the average interest rate of our variable rate indebtedness would increase future interest expense by approximately $2.8 million per year.

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

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 49% of our total costs during the year ended December 31, 2007. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. For example, we have experienced significant price increases in our raw steel and steel-related component purchases as a result of increased global demand. Our largest single raw material purchase is steel, and it comprised approximately 11% of our total material costs during the year ended December 31, 2007.

Because we purchase various types of raw materials and manufactured components, we may be materially and adversely affected by the failure of our suppliers of those materials to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, such as steel and natural rubber, destruction of their facilities, or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

Our business would be materially and adversely affected if we lost a significant portion of business from any of our largest customers.

For the year ended December 31, 2007, approximately 27%, 20%, and 8% of our sales were to Ford, General Motors, and Chrysler, respectively. To compete effectively, we must continue to satisfy these and other customers’ pricing, service, technology, and increasingly stringent quality and reliability requirements. Additionally, our revenues may be affected by decreases in these three manufacturers’ businesses or market shares. The market shares of these customers have declined in recent years and may continue to decline in the future. We cannot provide any assurance that we will be able to maintain or increase our sales to these or any other customers. The loss of, or significant reduction in purchases by, one of these major customers or the loss of all of the contracts relating to certain major platforms of one of these customers could materially and adversely affect our results of operations.

We could be adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors for most of the products offered by our company and numerous smaller competitors. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Korea and China, especially for certain lower-technology noise, vibration and harshness control products that have physical characteristics that make long-distance shipping more feasible and economical. We may not be able to continue to compete favorably and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 18 countries and we export to several other countries. In 2007, approximately 66% of our net sales originated outside the United States. Risks are inherent in international operations, including:

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

As of December 31, 2007, approximately 44% of our employees were represented by unions, and approximately 16% of our employees were union represented employees located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Collective bargaining agreements at three of our North American facilities are due to expire in 2008, and we will be engaged in negotiations with unions at these facilities with respect to new contracts. Unionization activities could also increase our costs, which could have an adverse effect on our profitability.

We may be subject to work stoppages and may be, affected by other labor disputes. Additionally, a work stoppage at one or more of our customers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products and have material adverse effect on our business.

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

Our Sponsors beneficially own approximately 98.5% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement with the Sponsors that grants them certain preemptive rights to purchase additional equity and rights to designate members of our Board of Directors. As a result, our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or noteholders believe that any such transactions are in their own best interests.

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

As of December 31, 2007, our $256.0 million projected benefit obligation (‘‘PBO’’) for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $225.0 million, by $31.0 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $80.4 million at December 31, 2007. The PBO for other postretirement benefits (‘‘OPEB’’) was $80.9 million at December 31, 2007. Our estimated funding requirement for pensions and OPEB during 2008 is approximately $37.0 million. Net periodic pension costs for U.S. and international plans, including pension benefits and OPEB, were $24.8 million and $19.1 million for the years ended December 31, 2006 and 2007, respectively. See ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Notes 9 and 10).

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our revolving credit facilities provide commitments of up to $125.0 million, of which $101.0 million was available for future borrowings as of December 31, 2007.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

As of December 31, 2007, our operations were conducted through 78 facilities in 18 countries, of which 69 are manufacturing facilities and nine are used for multiple purposes. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America, and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our property holdings:

Region	Division	Total Facilities	Owned Facilities
North America	Body & Chassis	12	11
	Fluid	16	12
	Other	5	1
Asia	Asia Pacific*	17	6
	Other	1	—
Europe	Body & Chassis	15	10
	Fluid	7	6
	Other	2	1
South America	Body & Chassis	1	1
	Fluid	1	—
Australia	Fluid	1	1

*	Includes Asia Pacific properties that are included in Body & Chassis and Fluid for segment reporting.

Item 3.    Legal Proceedings

We are involved in various legal actions and claims arising in the ordinary course of business, including without limitation intellectual property matters, product related claims, tax claims, and employment matters. Although the outcome of legal matters cannot be predicted with certainty, we do not believe that any matters with which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our liquidity, financial condition, or results of operations. See ‘‘Item 8. Financial Statements and Supplementary Date’’ (especially Note 14).

Item 4.    Submission of Matters to a Vote of Security Holders

By Written Consent of the Stockholders in Lieu of Meeting dated as of November 1, 2007, the stockholders of the Company unanimously approved and adopted a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company increasing the total number of shares of the common stock of the Company which the Company has the authority to issue from 3,500,000 shares to 4,000,000. Pursuant to the same written consent, the stockholders of the Company unanimously approved amendments to the Company’s 2004 Stock Incentive Plan which increased the number of shares of the common stock of the Company reserved for issuance under the plan by 200,000 shares, and included amendments to comply with Section 409A of the Internal Revenue Code and other administrative amendments.

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Equity interests in Cooper-Standard Holdings Inc. consist of shares of its common stock, $0.01 par value per share. Cooper-Standard Holdings Inc. has been a privately held entity since its formation and no trading market exists for its common stock. During 2007, the Company increased it authorized shares from 3,500,000 to 4,000,000. At December 31, 2007, 3,483,600 shares of its common stock were issued and outstanding. As of that date, there were 22 holders of record of Cooper-Standard Holdings Inc. common stock.

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

The following table presents all stock-based compensation plans of the Company at December 31, 2007:

	(a)	(b)	(c)
Compensation Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Options and Warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	212,615	$100	211,000
Equity compensation plans not approved by security holders	—	—	—
Total	212,615	$100	211,000

Item 6.    Selected Financial Data

The selected financial data referred to as the Successor data as of and for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2004 and for the period from December 24, 2004 to December 31, 2004, have been derived from the consolidated audited financial statements of Cooper-Standard Holdings Inc. and its subsidiaries which have been audited by Ernst & Young LLP, independent registered public accountants.

The selected financial data referred to as the Predecessor financial data as of December 31, 2003 and for the period from January 1, 2004 to December 23, 2004 and the year ended December 31, 2003 have been derived from the combined audited financial statements of the automotive segment of Cooper Tire, which have been audited by Ernst & Young LLP, independent registered public accountants. The information reflects our business as it historically operated within Cooper Tire, and includes certain assets and liabilities that we did not acquire or assume as part of the 2004 Acquisition. Also, on December 23, 2004, Cooper-Standard Holdings Inc., which prior to the 2004 Acquisition never had any independent operations, purchased the automotive business represented in the historical Predecessor financial statements. As a result of applying the required purchase accounting rules to the 2004 Acquisition and accounting for the assets and liabilities that were not assumed in the 2004 Acquisition, our financial statements for the period following the acquisition were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities, which resulted in different accounting bases being applied in different periods. As a result, historical combined financial data included in this Form 10-K in Predecessor statements may not reflect what our actual financial position, results of operations, and cash flows would have been had we operated as a separate, stand-alone company as of and for those periods presented.

The audited consolidated financial statements as of December 31, 2005, 2006 and 2007 are included elsewhere in this Form 10-K. See ‘‘Item 8. Financial Statements and Supplementary Data.’’

You should read the following data in conjunction with ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements of Cooper-Standard Holdings Inc. included elsewhere in this Form 10-K (Information presented in millions).

	Predecessor		Successor
	2003	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Statement of operations
Net sales	$1,662.2	$1,858.9	$4.7	$1,827.4	$2,164.3	$2,511.2
Cost of products sold	1,389.2	1,539.1	4.7	1,550.2	1,832.1	2,114.1
Gross profit	273.0	319.8	—	277.2	332.2	397.1
Selling, administration, & engineering expenses	162.7	177.5	5.2	169.7	199.8	222.1
Amortization of intangibles	0.8	0.7	—	28.2	31.0	31.9
Impairment charges	—	—	—	—	13.2	146.4
Restructuring	12.8	21.2	—	3.0	23.9	26.4
Operating profit	96.7	120.4	(5.2)	76.3	64.3	(29.7)
Interest expense, net of interest income	(4.9)	(1.8)	(5.7)	(66.6)	(87.2)	(89.5)
Equity earnings	0.9	1.0	—	2.8	0.2	2.2
Other income (expense)	(1.0)	(2.1)	4.6	(1.3)	7.0	(1.1)
Income (loss) before income taxes	91.7	117.5	(6.3)	11.2	(15.7)	(118.1)
Provision for income taxes (benefit)	34.3	34.2	(1.8)	2.4	(7.3)	32.9
Net income (loss)	$57.4	$83.3	$(4.5)	$8.8	$(8.4)	$(151.0)
Statement of cash flows data
Net cash provided (used) by:
Operating activities	$117.7	$132.2	$29.3	$113.0	$135.9	$185.4
Investment activities	(53.3)	(53.5)	(1,132.9)	(133.0)	(281.8)	(260.0)
Financing activities	(54.2)	(109.6)	1,189.3	(7.2)	147.6	55.0
Other financial data:
Capital expenditures	$58.7	$62.7	$0.3	$54.5	$82.9	$107.3
Balance Sheet data
Cash and cash equivalents	$102.6		$83.7	$62.2	$56.3	$40.9
Net working capital(1)	165.4		123.1	162.9	212.1	254.4
Total assets	1,456.7		1,812.3	1,734.2	1,911.4	2,162.3
Total non-current liabilities	90.1		1,165.0	1,117.9	1,259.4	1,364.7
Total debt(2)	13.7		912.7	902.5	1,055.5	1,140.2
Net parent investment/ Stockholders’ equity	1,124.4		318.2	312.2	320.7	268.6

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes term loans, bonds, $2.3 million in capital leases, and $53.0 million of other third-party debt at December 31, 2007.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See ‘‘Item 1. Business – Forward Looking Statements’’ and ‘‘Item 1A. Risk Factors.’’

Basis of Presentation

Prior to the 2004 Acquisition, the automotive segment of Cooper Tire & Rubber Company (referred to as the ‘‘Predecessor’’) did not operate as a stand-alone business, but as a reportable business segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’). The financial information of the Predecessor represents the combined results of operations and cash flows of the automotive business segment of Cooper Tire and reflects the historical basis of accounting without any application of purchase accounting for the 2004 Acquisition. The financial information of the Company following the 2004 Acquisition (referred to as the ‘‘Successor’’) included in this Form 10-K represents our consolidated financial position as of December 31, 2006 and 2007 and our consolidated results of operations and cash flows for the years ended December 31, 2005, 2006 and 2007 and reflects the application of purchase accounting.

Company Overview

We design, manufacture, and sell body sealing, NVH control and fluid handling components, systems, subsystems, and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2007, approximately 80% of our sales consisted of original equipment sold directly to the OEMs for installation on new vehicles. The remaining 20% of our sales were primarily to Tier I and Tier II suppliers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, and in particular the production levels of the vehicles for which we provide specific parts. In most cases, our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

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

Our OEM sales are generally based upon purchase orders issued by the OEMs and as such we do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally six to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have an advantage in winning the redesign or replacement platform.

We provide parts to virtually every major global OEM for use on a multitude of different platforms. However, we generate a significant portion of our sales from the Detroit 3. For the year ended December 31, 2007, our sales to the global operations of Ford, General Motors, and Chrysler comprised approximately 27%, 20%, and 8% of our net sales, respectively. Significant reduction of our sales to or the loss of any one of these customers or any significant reduction in these customers’ market shares could have a material adverse effect on the financial results of our company.

While approximately 61% of sales are generated in North America, we maintain sales offices in strategic locations throughout the world to provide support and service to our global OEM customers. We continue to expand internationally. In July 2005, we purchased the Atlacomulco hose manufacturing business in Mexico. In the fourth quarter of 2005, we purchased a 20% equity interest in Korea-based Guyoung, a supplier to Korean automotive OEMs, and entered into a Cooperation Agreement with Guyoung in order to expand the customer base of both companies worldwide. In February 2006, we acquired the FHS business and included automotive fluid handling business and facilities in Europe, Asia, Mexico, and Australia. In November 2006, we entered into a joint venture agreement with Jingda. This joint venture, known as Cooper-Standard Jingda Automotive Co., Ltd, sells and provides technical support and after-sale service for fluid handling systems, including brake and fuel lines, steering systems, cooling and heating systems and emission control devices. In March of 2007, we completed the acquisition of the El Jarudo business. This business is located in Juarez, Mexico and is a producer of automotive fuel rails. In 2007, a new sealing manufacturing facility was constructed in Poland. This expansion positions us for continued growth in Eastern Europe and is also part of our strategy to selectively relocate facilities to lower cost countries. In August of 2007, we completed the acquisition of MAPS, including nine sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China. In December of 2007, we completed the acquisition of a 74% joint venture interest in MAP India, a leading manufacturer of automotive sealing products in India.

Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea, Belarus and India are sometimes greater than in the U.S., Canadian, and Western European markets. This is due to the potential for currency volatility, high interest, inflation rates, and the general political and economic instability that are associated with these markets.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 14.4 million units in 2008 as compared to 15.1 million units in 2007. European production levels in 2008 are expected to be 22.0 million units as compared to 21.7 million units in 2007. Light vehicle production in South America is expected to increase to 4.0 million units in 2008 from 3.6 million units in 2007. Asia Pacific production levels in 2008 are expected to be 28.6 million units as compared to 26.5 million units in 2007.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce, and competition can always arise from new sources. For example, certain of our products have experienced new competition from lower cost imports from Korea and China. We continue to address this challenge with a combination of North American cost reductions and our own Asian sourcing.

Pricing pressure is also prevalent as competition for market share among U.S.-based OEMs, has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. The market shares of the Detroit 3, which are our three largest customers, have declined in recent years and may continue to decline in the future. This pricing pressure along with current higher material costs will continue to drive our focus on implementing Lean initiatives to achieve cost savings and selectively consolidate and relocate facilities to optimize our cost structure.

Another trend affecting our business is the global expansion of our customers. Consolidation among the OEMs in recent years has resulted in a smaller number of very large global customers that increasingly require their suppliers to serve them on a global basis. We have expanded our business globally and believe we have the size, geographic breadth, and resources to actively participate in this trend. We have accomplished this via a combination of organic growth, acquisitions and joint ventures, which we believe have ensured that we provide the same high levels of quality, service, and design and engineering support that we provide in our domestic markets.

Lastly, OEMs have shifted some research and development, design, and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design, and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on or assume the product design and development of key automotive components, and to provide value added solutions under more stringent time frames.

In the year ended December 31, 2007, our business was negatively impacted by reduced OEM production volumes on certain platforms in North America. According to CSM Worldwide, actual North America and Europe light vehicle production volumes for the year ended December 31, 2007 were 15.1 million and 21.7 million units, respectively, as compared to 15.3 million and 20.4 million units, respectively, for the year ended December 31, 2006. Additionally, we continued to experience significant pricing pressure from our customers as well as significant increases in certain raw material prices, especially oil based components, synthetic rubber, and other compounding materials. Our contracts typically do not allow us to pass these price increases on to our customers, although we have had some success incorporating these increases into some commercial negotiations. These negative impacts were partially offset by favorable foreign currency translation. Our performance in 2007 has been, and will continue to be, impacted by changes in light vehicle production volumes, platform mix, customer pricing pressures, and the cost of raw materials.

Results of Operations

	For the Year Ended December 31,
(Dollar amounts in thousands)	2005	2006	2007
Sales	$1,827,440	$2,164,262	$2,511,153
Cost of products sold	1,550,265	1,832,027	2,114,039
Gross profit	277,175	332,235	397,114
Selling, administration, & engineering expenses	169,702	199,739	222,134
Amortization of intangibles	28,161	31,025	31,850
Impairment charges	—	13,247	146,366
Restructuring	3,038	23,905	26,386
Operating profit (loss)	76,274	64,319	(29,622)
Interest expense, net of interest income	(66,583)	(87,147)	(89,577)
Equity earnings	2,781	179	2,207
Other income (expense)	(1,281)	6,985	(1,055)
Income (loss) before income taxes	11,191	(15,664)	(118,047)
Provision for income tax expense (benefit)	2,377	(7,244)	32,946
Net income (loss)	$8,814	$(8,420)	$(150,993)

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales:    Our net sales increased from $2,164.3 million in 2006 to $2,511.2 million in 2007, an increase of $346.9 million, or 16.0%. The increase resulted primarily from the acquisition of MAPS and El Jarudo, favorable foreign exchange rates ($86.9 million) and higher unit sales volume partially offset by customer price concessions. In North America, our sales increased by $67.0 million primarily due to the acquisition of El Jarudo and $20.2 million of favorable foreign currency translation, partially offset by lower unit sales volumes and customer price concessions. In our international operations, a sales increase of $279.9 million was attributable to a combination of factors including the acquisition of MAPS, $66.7 million favorable impact of foreign currency translation and higher unit sales volumes partially offset by customer price concessions.

Gross Profit:    Gross profit increased $64.9 million to 15.8% of sales in 2007, as compared to 15.4% of sales in 2006. This increase resulted primarily from the acquisition of MAPS and El Jarudo combined with the favorable impact of various cost saving initiatives and favorable foreign exchange rates, partially offset by customer price concessions and increased material costs.

Operating Profit (Loss):    Operating loss in 2007 was $29.6 million compared to an operating profit reported in 2006, of $64.3 million. This decrease is primarily due to the impairment charges of

$146.4 million and an increase in selling, administration and engineering expenses primarily due to the acquisitions of MAPS and El Jarudo, partially offset by gross profit increase of $64.9 million.

Impairment Charges:    In 2007 we recorded a goodwill impairment charge of $142.9 million and write off charges of $3.5 million related to certain intangible assets within the North America Fluid reporting unit of our Fluid segment. These charges result from a recent and projected decline in anticipated production volumes and a change in the production mix for certain key platforms in North America since the 2004 acquisition as well as the impact of recent increases in material costs and customer price concessions in North America. In 2006, as a result of operating results in the Body & Chassis reportable segment, we recorded a goodwill impairment charge of $7.5 million and impairment charges of $5.8 million related to certain developed technology intangible assets. The impairment was recognized in our NVH segment in 2006. During 2007 we revised our segments and the NVH segment was combined with the Sealing segment to create the Body & Chassis segment.

Interest Expense, net:    Interest expense increased by $2.4 million in 2007, primarily due to increased indebtedness resulting from the acquisition of MAPS and amortization of issuance costs associated with such borrowings.

Other Income (Expense):    Other expense was $1.1 million in 2007 as a result of foreign currency losses of $0.5 million and minority interest expense of $0.6 million. Other income of $7.0 million in 2006 was primarily a result of a $4.1 million net gain related to the purchase of Senior Subordinated Notes, foreign exchange gains of $3.8 million, offset by a minority interest loss of $0.9 million.

Provision for Income Tax Expense (Benefit):    Income taxes changed from a benefit of 7.2 million for an effective rate 46.2% in 2006 to an income tax expense of $32.9 million for an effective rate of (27.9%) in 2007. Tax expense in 2007 is primarily a result of the nondeductible nature of the goodwill impairment charge; valuation allowances recorded on tax losses and credits generated in the U.S.; tax rate changes enacted during 2007 in the Czech Republic, Canada, Germany, Spain and the United Kingdom resulting in additional expense related to the impact of deferred taxes recorded in those jurisdictions; the distribution of income between the U.S. and foreign sources; and other non-recurring discrete items. In 2006, the Company provided a benefit for net operating losses in the U.S. until that point when deferred tax assets exceeded the related liabilities and the recoverability was no longer assured beyond a reasonable doubt.

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

Operating Profit:    Operating profit in 2006 was $12.0 million lower than the operating profit reported in 2005, decreasing from $76.3 million to $64.3 million. This is primarily due to impairment of Body & Chassis segment ($13.2 million), increased restructuring costs ($20.9 million) and amortization of intangibles ($2.9 million), as well as increased selling, administration, and engineering expenses ($30.0 million). Such items were partially offset by gross profit increase of $55.1 million. Selling, administration, and engineering expenses were higher in 2006 by 17.7%, primarily due to the inclusion of FHS, partially offset by cost savings and restructuring initiatives.

Amortization of Intangibles:    Amortization increased by $2.9 million in 2006 due to the amortization of intangible assets recorded as a result of the acquisition of FHS.

Impairment Charges:    As a result of declining operating results in our Body & Chassis reportable segment, we recorded a goodwill impairment charge of $7.5 million and impairment charges of $5.8 million related to Body & Chassis developed technology intangible assets. The impairment was recognized in our NVH segment in 2006. During 2007 we revised our segments and the NVH segment was combined with the Sealing segment to create the Body & Chassis segment.

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

Segment Results of Operations

	For the Year Ended December 31,
(Dollar amounts in thousands)	2005	2006	2007
Sales
Body & Chassis	$1,144,024	$1,100,390	$1,317,621
Fluid	588,820	971,122	1,096,944
Asia Pacific(1)	94,596	92,750	96,588
	$1,827,440	$2,164,262	$2,511,153
Segment profit (loss)
Body & Chassis	$(7,598)	$(26,108)	$33,993
Fluid	22,154	19,173	(137,913)
Asia Pacific(1)	(3,365)	(8,729)	(14,127)
	$11,191	$(15,664)	$(118,047)

(1)	The Asia Pacific segment consists of both Body & Chassis and Fluid products in that region with the exception of the joint venture with Shanghai SAIC, which was purchased as part of the MAPS acquisition and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Body & Chassis:    Sales increased $217.2 million, or 19.7%, primarily due to the acquisition of MAPS, higher sales volumes and favorable foreign exchange ($47.6 million), partially offset by customer price concessions. Segment profit increased by $60.1 million as the result of favorable impact of various cost savings initiatives and the acquisition of MAPS, partially offset by higher raw material costs and customer price concessions.

Fluid:    Sales increased $125.8 million, or 13.0%, primarily due to the acquisition of El Jarudo, the full year impact of the FHS acquisition, higher sales volumes, and favorable foreign exchange ($37.5 million), partially offset by customer price concessions. Segment profit decreased by $157.1 million as the result of impairment charges related to goodwill in the North America reporting unit ($142.9 million), and intangible assets ($3.5 million), customer price concessions, higher raw material costs, and increased restructuring costs ($4.3 million). Such items were partially offset by the inclusion of El Jarudo, favorable foreign exchange, and the favorable impact of various cost savings initiatives.

Asia Pacific:    Sales increased $3.8 million, or 4.1%, primarily due to favorable foreign exchange ($1.8 million) and higher sales volume, partially offset by customer price concessions. Segment loss increased by $5.4 million as a result of start up related costs for operations in this region, partially offset by the favorable impact of various cost savings initiatives.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Body & Chassis:    Sales decreased $43.6 million, or 3.8%, primarily due to lower sales volumes and customer price concessions, partially offset by favorable foreign exchange ($28.6 million). Segment loss increased by $18.5 million as the result of higher raw material costs, customer price concessions, lower sales volumes, increased restructuring of ($16.7 million) and impairment of goodwill ($7.5 million) and developed technology ($5.8 million), partially offset by the favorable impact of various cost savings initiatives.

Fluid:    Sales increased $382.3 million, or 64.9%, primarily due to the acquisition of FHS, higher sales volumes, and favorable foreign exchange ($5.1 million), partially offset by customer price concessions. Segment profit decreased by $3.0 million as the result of increased restructuring costs ($4.4 million), and amortization of intangible assets recorded as a result of the acquisition of FHS ($2.0 million). Such items are partially offset by the inclusion of FHS, favorable foreign exchange, and the favorable impact of various cost savings initiatives.

Asia Pacific:    Sales decreased $1.8 million, or 2.0%, primarily due to lower sales volume, partially offset by favorable foreign exchange ($2.8 million). Segment loss increased by $5.4 million as the result of customer price concessions, partially offset by the favorable impact of various cost savings initiatives.

Off-Balance Sheet Arrangements

We have provided a guarantee of a portion of the bank loans made to NISCO, our joint venture with Nishikawa Rubber Company. This debt guarantee is required of the partners by the joint-venture agreement and serves to support the credit-worthiness of NISCO. On July 1, 2003, NISCO entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, ‘‘Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,’’ guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. Our maximum exposure under the guarantee arrangements at December 31, 2007 was $0.5 million.

As of December 31, 2007 we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Operating Activities:    Cash flow provided by operations was $185.4 million in 2007, which included $9.9 million of changes in operating assets and liabilities. Cash flow provided by operations was $135.9 million in 2006, which included $2.4 million of changes in operating assets and liabilities. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities was $260.0 million in 2007, which primarily consisted of acquisition cost of $158.7 million related to the acquisitions of El Jarudo, MAPS, and MAP India, capital spending of $107.3 million, less $4.8 million received from a sale leaseback transaction. This compared to $281.8 million in 2006, which primarily consisted of acquisition cost of $201.6 million related to the acquisition of FHS, capital spending of $82.9 million, reduced by $7.7 million received from NISCO as return on capital. We anticipate that we will spend approximately $125.0 million on capital expenditures in 2008.

Financing Activities:    Net cash provided by financing activities totaled $55.0 million in 2007 as compared to net cash provided by financing activities of $147.6 million in 2006. The 2007 cash provided by financing activities was primarily comprised of proceeds from issuance of acquisition-related debt of $60.0 million, proceeds from issuance of stock of $30.0 million and a net increase of short term debt of $6.2 million, partially offset by normal debt repayments and voluntary prepayments on our term loans of $37.6 million and $3.1 million of debt issuance costs. The 2006 cash flow provided by financing activities was primarily comprised of proceeds from issuance of acquisition-related debt of $214.9 million, partially offset by normal debt payments and voluntary prepayments on our term loans of $46.8 million, the repurchase of a portion of the Senior Subordinated Notes for $14.9 million and $4.3 million of debt issuance costs.

Since the consummation of the 2004 Acquisition, we have been significantly leveraged. As of December 31, 2007, we have $1,140.2 million outstanding in aggregate indebtedness, with an additional $100.9 million of borrowing capacity available under our revolving credit facilities (after giving effect to $24.1 million of outstanding letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2008, which would be due 5 days after the filing of the Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Senior Credit Facilities.    Our senior credit facilities consist of revolving credit facilities and term loan facilities. Our revolving credit facilities provide for loans in a total principal amount of up to $125.0 million with a maturity of 2010. The senior credit facilities include a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. The term loans were used to fund the 2004 Acquisition. As described below the Company also has a Term Loan D and Term Loan E facility.

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

The Term Loan B facility and the Term Loan C facility amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior credit facilities. During 2007 we made voluntary prepayments totaling $15.0 million on the Term Loan B facility and $7.0 million on the Term Loan C facility. The Term Loan A facility amortizes in equal quarterly installments of C$1.538 million in 2005 and 2006, C$2.308 million in 2007 and 2008, and C$3.846 million in 2009 and 2010.

On February 6, 2006, in conjunction with the closing of the FHS acquisition, we amended our Senior Credit Facilities and closed on Term Loan D with a notional amount of $215.0 million. The amount of the additional term loan was based on the purchase price of the acquisition and anticipated transaction costs. Term Loan D matures on December 23, 2011 and carries terms and conditions similar to those found in the remainder of our Term B and C Facilities. Term Loan D was structured as two tranches, $190.0 million borrowed in U.S. dollars, and €20.7 million borrowed in Euros. The financing was split between currencies to take into consideration the value of the European assets acquired in the FHS transaction.

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

On July 26, 2007, the Company entered into the Second Amendment to the Credit Agreement (the ‘‘Amendment’’), among Holdings, the Company, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Cooper-Standard International Holdings BV, a corporation organized under the laws of the Netherlands, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents. The Amendment permitted the MAPS acquisition and allows the Company to borrow up to €65.0 million through an incremental term loan under the Credit Agreement (as amended) to provide a portion of the funding necessary for the MAPS Acquisition and to pay related fees and expenses. The Amendment also expands the dual currency borrowing sub limit under the Revolving Credit Agreement to $35.0 million and adds Cooper-Standard International Holdings BV as a permitted borrower under this sub limit. The amendment includes other changes which increase the Company’s financial and operating flexibility, including amended financial covenants, expanded debt and investment baskets, and the ability to include the results of our non-consolidated joint ventures in the covenant calculations, among other things.

To finance part of the MAPS acquisition the Company borrowed €44.0 million under the Amendment discussed above. This borrowing was combined with the Euro tranche of the Term Loan D to create Term Loan E and as of December 31, 2007 had an outstanding balance of €64.1 million. The Company also borrowed $10.0 million under the Primary Revolving Credit Agreement, which was repaid in its entirety by September 30, 2007. In addition the Company borrowed €15.0 million under the dual-currency sub limit of the revolver, which was repaid in its entirety as of December 31, 2007.

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

The indebtedness evidenced by the Senior Notes (a) is unsecured senior indebtedness of the Company, (b) ranks pari passu in right of payment with all existing and future senior indebtedness of the Company, and (c) is senior in right of payment to all existing and future Subordinated Obligations (as used in respect of the Senior Notes) of the Company. The Senior Notes are also effectively subordinated to all secured indebtedness and other liabilities (including trade payables) of the Company to the extent of the value of the assets securing such indebtedness, and to all indebtedness of its Subsidiaries (other than the subsidiaries that guarantee the Senior Notes).

The Indebtedness evidenced by the Senior Subordinated Notes is unsecured senior subordinated indebtedness of the Company, is subordinated in right of payment, as set forth in the Subordinated

Indenture, to the prior payment in full in cash or temporary cash investments when due of all existing and future senior indebtedness of the Company, including the Company’s obligations under the Senior Notes and the Credit Agreement, ranks pari passu in right of payment with all existing and future senior subordinated indebtedness of the Company, and is senior in right of payment to all existing and future Subordinated Obligations (as used in respect of the Senior Subordinated Notes) of the Company. The Senior Subordinated Notes are also effectively subordinated to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness, and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries (other than the subsidiaries that guarantee the Senior Subordinated Notes).

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

The Credit Agreement provides that the occurrence of certain change of control events with respect to us would constitute a default thereunder. The Company, its directors, officers, employees or affiliates may, from time-to-time, purchase or sell Senior Notes or Senior Subordinated Notes on the open market, subject to limits as specified in the credit agreement and, with respect to purchases of senior subordinated notes, limits in the senior notes indenture.

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

The following table reconciles net income to EBITDA and pro forma Indentures EBITDA under the credit agreement (dollars in millions):

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Net income (loss)	$8.8	$(8.4)	$(151.0)
Provision for income tax expense (benefit)	2.4	(7.2)	32.9
Interest expense, net of interest income	66.6	87.1	89.6
Depreciation and amortization	111.2	138.4	136.0
EBITDA	$189.0	$209.9	$107.5
Restructuring	3.0	23.9	26.4
Foreign exchange gain(1)	(1.6)	(2.9)	(0.1)
Inventory write-up(2)	9.8	2.1	2.5
Tooling write-up(3)	2.2	—	—
Transition and integration costs(4)	—	1.4	1.5
Product remediation(5)	—	2.9	—
Net gain on bond repurchase(6)	—	(4.1)	—
Claim reserve(7)	—	1.8	—
Impairment charges(8)	—	13.2	146.4
Stock-based compensation	—	—	1.5
Other	0.9	—	—
	203.3	248.2	285.7
Pro forma adjustments related to FHS(9)	—	4.4	—
Pro forma adjustments related to El Jarudo(10)	—	—	1.7
Pro forma adjustments related to MAPS(11)	—	—	34.2
Pro forma adjustments related to MAPS India(12)	—	—	2.7
EBITDA adjustment related to other joint ventures(13)	(2.9)	—	8.0
Consolidated EBITDA	$200.4	$252.6	$332.3

(1)	Unrealized foreign exchange gain on Acquisition-related indebtedness.
(2)	Write-ups of inventory to fair value at the dates of the acquisitions.
(3)	Purchase accounting adjustment related to tooling projects at the date of the 2004 Acquisition.
(4)	Transition and integration costs related to the Acquisition of FHS in 2006 and MAPS & El Jarudo in 2007.
(5)	Product rework and associated costs.
(6)	Net gain on purchase of Senior Subordiated Notes of $19.5 million.
(7)	Reserve reflecting the Company’s best estimate of probable liability in connection with U.S. Bankruptcy Court claim filed by a customer to recover payments made by the customer to the Company allegedly constituting recoverable ‘‘preference’’ payments.
(8)	2006-Impairment charges related to Body & Chassis goodwill ($7.5 million) and developed technology ($5.8 million). 2007-Impairment charges related to North America Fluid goodwill ($142.9 million) and certain intangibles ($3.5 million).
(9)	Pro forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to February 6, 2006.
(10)	Pro forma adjustments to El Jarudo’s reported EBITDA for the period from January 1, 2007 to March 31, 2007.

(11)	Pro forma adjustments to MAPS reported EBITDA for the period from January 1, 2007 to August 31, 2007.
(12)	Pro forma adjustments to MAP India reported EBITDA for the period from January 1, 2007 to December 27, 2007.
(13)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.

Our covenant levels and ratios for the four quarters ended December 31, 2007 are as follows:

	Covenant Level at December 31, 2007	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	1.74 to 1.0	≤ 3.25 to 1.0
Indentures
Consolidated Coverage Ratio	3.7 to 1.0	≥ 2.0 to 1.0

In addition, under the terms of our Credit Agreement, we are required to repay a portion of our credit facilities by a certain percentage, based on our leverage ratio, of our excess cash flow commencing with the year ended December 31, 2008. As a result, as of December 31, 2007, we did not have to make any additional mandatory repayment.

Working capital

Historically we have not generally experienced difficulties in collecting our accounts receivable because most of our customers are large, well-capitalized automobile manufacturers. We believe that we currently have a strong working capital position. As of December 31, 2007, we have net cash of $40.9 million. Our additional borrowing capacity through use of our senior credit facilities with our bank group and other bank lines is $100.9 million (after giving effect to $24.1 million of outstanding letters of credit).

Available cash and contractual commitments

The following table summarizes our contractual cash obligations at December 31, 2007. Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as disclosed, this table does not include information on our recurring purchase of materials for use in production, as our raw materials purchase contracts typically do not meet this definition because they do not require fixed or minimum quantities.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$1,084.8	$14.4	$41.3	$698.6	$330.5
Interest on debt obligations(1)	427.0	85.1	246.6	68.2	27.1
Capital lease obligations	2.3	1.6	0.6	0.1	—
Operating lease obligations	74.0	19.4	24.6	14.1	15.9
Other obligations(2)	80.3	63.2	17.1	—	—
Total	$1,668.4	$183.7	$330.2	$781.0	$373.5

(1)	Interest on $554.3 million of variable rate debt is calculated based on LIBOR rate and Canadian Dollar Bankers Acceptance Rate as of December 31, 2007.
(2)	Noncancellable purchase order commitments for capital expenditures & other borrowings.

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

We also have minimum funding requirements with respect our pension obligations. We expect to make cash contributions of approximately $33.0 million to our domestic and foreign pension plan asset portfolios in 2008. Our minimum funding requirements after 2008 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $4.0 million in 2008.

We may be required to make significant cash outlays to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $4.2 million as of December 31, 2007, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 11, ‘‘Income taxes’’, to the consolidated financial statements.

Excluded from the contractual obligation table are open purchase orders at December 31, 2007 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements, and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include fabricated metal-based components, oil based components, synthetic rubber, carbon black, and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying in advance of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include short-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings, and other labor-intensive, economically freighted products.

Seasonal Trends

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December.

Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures are substantially complete as of December 31, 2007, but the Company will continue to incur costs until the facilities are sold.

During the year ended December 31, 2007, the Company recorded total costs of $5.6 million related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance, asset impairment, and other exit costs of $1.8 million, $0.6 million and $3.2 million, respectively. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$3,672	$313	$—	$3,985
Expense incurred	1,803	3,238	568	5,609
Cash payments	(4,700)	(3,009)	—	(7,709)
Utilization of reserve	—	—	(568)	(568)
Balance at December 31, 2007	$775	$542	$—	$1,317

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was essentially complete as of December 31, 2007 at a total cost of $3.8 million. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$138	$—	$—	$138
Expense incurred	6	851	—	857
Cash payments	(135)	(851)	—	(986)
Balance at December 31, 2007	$9	$—	$—	$9

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed in 2008 at an estimated total cost of approximately $19.4 million. The Company recorded severance, asset impairment and other exit costs of $6.3 million, $0.1 million and $6.8 million, respectively, during the year ended December 31, 2007. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$2,534	$—	$—	$2,534
Expense incurred	6,270	6,829	52	13,151
Cash payments	(7,362)	(6,829)	—	(14,191)
Utilization of reserve	—	—	(52)	(52)
Balance at December 31, 2007	$1,442	$—	$—	$1,442

FHS Acquisition Initiatives

In connection with the acquisition of FHS, the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2008 at an estimated total cost of approximately $19.0 million, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11.8 million and $0.7 million, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$9,256	$720	$—	$9,976
Expense incurred	295	5,714	—	6,009
Cash payments	(3,101)	(2,224)	—	(5,325)
Balance at December 31, 2007	$6,450	$4,210	$—	$10,660

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially complete as of December 31, 2007. The estimated total cost of this closure is expected to be approximately $1.2 million, as the Company will continue to incur costs until the facility is sold. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$—	$—	$—	$—
Expense incurred	478	276	6	760
Cash payments	(422)	(276)	(6)	(704)
Utilization of reserve	—	—	—	—
Balance at December 31, 2007	$56	$—	$—	$56

Purchase Accounting

Acquisition of MAPS

The acquisition of MAPS was accounted for under the purchase method of accounting, in accordance with Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 141, ‘‘Business Combinations’’ (‘‘SFAS 141’’). Accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2007. The operating results of the MAPS entities were included in the consolidated results of operations from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,545
Inventories, net	35,142
Prepaid expenses	7,995
Property, plant, and equipment, net	129,848
Investments	16,531
Other assets	28,869
Total assets acquired	347,167
Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	10,635
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	18,488
Total liabilities assumed	198,574
Net assets acquired	$148,593

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction. These estimates are subject to change in future periods as the valuations are finalized.

The initial analysis determined that the estimated value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of December 31, 2007.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2, ‘‘Significant Accounting Policies,’’ to the combined financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Pre-Production Costs Related to Long Term Supply Arrangements.    Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $8.0 million and $8.8 million at December 31, 2006 and 2007, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $4.4 million and $8.9 million at December 31, 2006 and 2007, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2006 and 2007, $45.9 million and $73.6 million, respectively, was included in accounts receivable for customer-owned tooling of which $27.1 million and $39.0 million, respectively, was not yet invoiced to the customer.

Goodwill.    In connection with the 2004 Acquisition and other acquisitions since 2004 as described in Note 3, we have applied the provisions of SFAS No. 141, Business Combination. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $435.6 million and $290.6 million as of December 31, 2006 and 2007, respectively.

Goodwill is not amortized but is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill. We are subject to financial statement risk in the event that goodwill becomes impaired. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. The Company conducts its annual impairment testing as of October 1st of each year.

During 2007, our North America Fluid reporting unit experienced operating results that were below our previous expectations, primarily as a result of a recent and projected decline in vehicle production volumes, a change in the production mix for certain key platforms in North America since the 2004 Acquisition, the impact of recent increases in material costs, and price concessions to customers. Due to these factors, the calculated fair value of our North America Fluid reporting unit was less than book value. As a result, we recorded a goodwill impairment charge of $142.9 million related to this reporting unit.

Long-lived assets   –   We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Change in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

We recorded impairment charges related to certain intangible assets within our North America Fluid reporting unit of $3.5 million in the year ended December 31, 2007.

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

Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, ‘‘Recognition of Liabilities in Connection with a Purchase Business Combination,’’ changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized in current year operations as an employee separation and plant phaseout cost. For additional discussion, please refer to Note 4 to the Consolidated Financial Statements.

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

During the 4th quarter of 2006, due to our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2006, we recorded a $0.3 million full valuation allowance on our net U.S. deferred tax asset. During 2007 we continued to incur losses in the United States for which no tax benefit was recorded. During 2007, our U.S. valuation allowance increased by $35.9 million, primarily related to permanent tax benefits for certain tax positions and operating losses incurred in the United States during 2007.

At December 31, 2007, deferred tax assets for net operating loss and tax credit carry-forwards of $162.0 million were reduced by a valuation allowance of $129.0 million. These deferred tax assets relate principally to net operating loss carry-forwards in the U.S and our subsidiaries in the United Kingdom, France, Brazil, and Spain. They also relate to Special Economic Zone Credits in Poland, U.S foreign tax credits, research and development tax credits, state net operating losses, and state tax credits. Some of these can be utilized indefinitely, while others expire from 2008 through 2027. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Adjustments to pre-acquisition valuation allowances will be offset to goodwill through December 31, 2008. Effective January 1, 2009, with the adoption of SFAS No. 141(R) the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense. Adjustments in post-acquisition valuation allowances will be offset to future tax provision.

On January 1, 2007, we adopted the provisions of FASB Interpretation (‘‘FIN’’) No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return. Under the requirements of FIN 48, we must review all of our tax positions and make a determination as to whether its position is more-likely-than-not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

We recognized the cumulative impact of the adoption of FIN 48 as a $0.2 million increase to our liability for unrecognized tax benefits with a corresponding reduction to January 1, 2007 retained earnings (deficit) balance.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 11 to the consolidated financial statements.

Pensions and postretirement benefits other than pensions.    Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and post-retirement benefit costs were approximately $12.6 million and $6.5 million, respectively, during fiscal 2007.

To develop our discount rate, we considered the available yields on high-quality, fixed-income investments with maturities corresponding to our benefit obligations. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 0.25 percentage point increase or decrease in the discount rate would have decreased or increased the fiscal 2007 net pension expense by approximately $0.5 million. Likewise, a 0.25 percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2007 net pension cost by approximately $0.9 million.

Market conditions and interest rates significantly affect the future assets and liabilities of our pension and post-retirement plans. It is difficult to predict these factors due to highly volatile market conditions. Holding all other assumptions constant, a 0.25 percentage point decrease or increase in the discount rate would have increased or decreased the minimum pension liability by approximately $4.0 million as of December 31, 2007.

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

Derivative financial instruments.    Derivative financial instruments are utilized by the Company to reduce foreign currency exchange, interest rate and commodity price risks. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. The Company does not enter into financial instruments for trading or speculative purposes.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2007, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates and currency exchange rates. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative financial instruments’’ and ‘‘Item 8. Financial Statements and Supplementary Data’’ (especially Note 19).

As of December 31, 2007, we had $554.3 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.8 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of December 31, 2007, interest rate swap contracts representing $270.3 million of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount, $245.0 million of notional amount pertains to the swap of USD denominated debt fixed at 5.8% and $25.3 million pertains to Canadian dollar denominated debt fixed at 4.9%. These contracts convert variable rate obligations into fixed rate obligations with a weighted average interest rate of 5.7%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2007, the fair market value of these swaps was $(16.3) million and the same amount of net losses were recorded in accumulated other comprehensive income (loss). During 2007 losses of $1.2 million related to the interest rate swap contracts were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $3.8 million of losses recorded in accumulated other comprehensive gain (loss) to be reclassified into earnings during the year ended December 31, 2008.

As part of the MAPS acquisition we acquired an interest rate swap contract that was previously entered into to manage the cash flow fluctuations of variable rate debt. This contract modifies the variable rate characteristics of its variable rate debt instrument, which is set at six-month Euribor rates. As of December 31, 2007 the contract had a notional amount of €10.0 outstanding at a fixed rate of 4.14% with a maturity date of September 2013. As of December 31, 2007 the interest rate swap had a market value of $0.2 million.

We also used forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by the Company under these arrangements are the Canadian Dollar, Euro and the Brazilian Real.

We also used forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of December 31, 2007, forward foreign exchange contracts representing $5.5 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.1 million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $0.5 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $0.6 million in the fair market value of these contracts.

We also used forward foreign exchange contracts to hedge the Canadian dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of December 31, 2007, forward foreign exchange contracts representing $9.9 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $(0.1) million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $1.0 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $1.0 million in the fair market value of these contracts.

During 2007 gains of $0.4 million related to the Mexican and Canadian forward foreign exchange contracts were reclassified from accumulated other comprehensive income (loss) into earnings. The amount to be reclassified in 2008 is not expected to be material.

We also have exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of December 31, 2007, commodity contracts representing $6.0 million of notional amount were outstanding with a fair market value of approximately $(0.5) million. A 10% change in the equivalent commodity price would result in a change of $0.5 million in the fair market value of these contracts. During 2007 losses of $0.2 million were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $0.5 million of losses recorded in accumulated other comprehensive income (loss) to be reclassified into earnings during the year ended December 31, 2008.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2007 included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 9, 10, and 11, respectively, to the consolidated financial statements in 2007, the Company changed its method of accounting for pension, other postretirement benefit plans and income taxes.

/s/ Ernst & Young LLP

Detroit, Michigan

March 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands)

	For the Year Ended December 31,
	2005	2006	2007
Sales	$1,827,440	$2,164,262	$2,511,153
Cost of products sold	1,550,265	1,832,027	2,114,039
Gross profit	277,175	332,235	397,114
Selling, administration, & engineering expenses	169,702	199,739	222,134
Amortization of intangibles	28,161	31,025	31,850
Impairment charges	—	13,247	146,366
Restructuring	3,038	23,905	26,386
Operating profit (loss)	76,274	64,319	(29,622)
Interest expense, net of interest income	(66,583)	(87,147)	(89,577)
Equity earnings	2,781	179	2,207
Other income (expense)	(1,281)	6,985	(1,055)
Income (loss) before income taxes	11,191	(15,664)	(118,047)
Provision for income tax expense (benefit)	2,377	(7,244)	32,946
Net income (loss)	$8,814	$(8,420)	$(150,993)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2007
(Dollar amounts in thousands)

	December 31, 2006	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$56,322	$40,877
Accounts receivable, net	383,779	546,794
Inventories, net	120,865	155,321
Prepaid expenses	11,349	19,603
Other	10,071	9,674
Total current assets	582,386	772,269
Property, plant, and equipment, net	542,536	722,373
Goodwill	435,636	290,588
Intangibles, net	284,539	256,258
Other assets	66,336	120,767
	$1,911,433	$2,162,255
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$17,414	$51,999
Accounts payable	165,992	295,638
Payroll liabilities	71,650	103,161
Accrued liabilities	76,278	78,218
Total current liabilities	331,334	529,016
Long-term debt	1,038,047	1,088,162
Pension benefits	60,994	109,101
Postretirement benefits other than pensions	99,300	76,514
Deferred tax liabilities	34,008	28,331
Other long-term liabilities	27,041	62,573
Stockholders’ equity:
Common stock, $0.01 par value, 3,500,000 and 4,000,000 shares authorized at December 31, 2006 and December 31, 2007, respectively, 3,238,100 and 3,483,600 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively	32	35
Additional paid-in capital	323,778	354,874
Accumulated deficit	(4,151)	(155,339)
Accumulated other comprehensive income	1,050	68,988
Total stockholders’ equity	320,709	268,558
	$1,911,433	$2,162,255

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	3,192,000	$32	$319,168	$(4,545)	$3,505	$318,160
Issuance of common stock	46,100		4,610			4,610
Repurchase of common stock	(3,000)		(300)			(300)
Net income for 2005				8,814		8,814
Other comprehensive income:
Minimum pension liability, net of $2,836 tax effect					(4,545)	(4,545)
Currency translation adjustment					(14,509)	(14,509)
Comprehensive loss						(10,240)
Balance at December 31, 2005	3,235,100	32	323,478	4,269	(15,549)	312,230
Issuance of common stock	3,000		300			300
Net loss for 2006				(8,420)		(8,420)
Other comprehensive income:
Minimum pension liability, net of $1,034 tax effect					(3,202)	(3,202)
Currency translation adjustment					25,263	25,263
Fair value change of derivatives, net of $3,319 tax effect					(5,462)	(5,462)
Comprehensive income						8,179
Balance at December 31, 2006	3,238,100	32	323,778	(4,151)	1,050	320,709
Adoption of Fin 48				(195)		(195)
Issuance of common stock	250,000	3	29,997			30,000
Repurchase of common stock	(4,500)		(450)			(450)
Stock-based compensation			1,549			1,549
Adoption of SFAS No. 158, net of ($1,020) tax effect					25,846	25,846
Net loss for 2007				(150,993)		(150,993)
Other comprehensive income (loss):
Minimum pension liability, net of ($1,934) tax effect					6,794	6,794
Currency translation adjustment					43,246	43,246
Fair value change of derivatives, net of $19 tax effect					(7,948)	(7,948)
Comprehensive loss						(108,901)
Balance at December 31, 2007	3,483,600	$35	$354,874	$(155,339)	$68,988	$268,558

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Operating Activities:
Net income (loss)	$8,814	$(8,420)	$(150,993)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,044	107,408	104,199
Amortization	28,161	31,025	31,850
Impairment charges	—	13,247	146,366
Gain on bond repurchase	—	(4,071)	—
Non-cash restructuring charges	122	8,975	626
Amortization of debt issuance cost	3,699	5,057	4,883
Stock-based compensation expense	—	—	1,549
Deferred income taxes	(24,529)	(32,513)	4,444
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(30,124)	12,170	(31,750)
Inventories	11,865	16,897	14,836
Prepaid expenses	8	9,532	3,440
Accounts payable	33,447	(30,629)	39,945
Accrued liabilities	10,167	(5,536)	(16,567)
Other	(11,722)	12,740	32,545
Net cash provided by operating activities	112,952	135,882	185,373
Investing activities:
Property, plant, and equipment	(54,481)	(82,874)	(107,255)
Acquisition of businesses, net of cash acquired	(54,270)	(201,621)	(158,671)
Return on equity investments	—	7,746	—
Payment to stockholder related to 2004 Acquisition	(8,000)	—	—
Cost of other acquisitions and equity investments	(17,181)	(4,116)	—
Proceeds from sale – leaseback transaction	—	—	4,806
Other	967	(889)	1,103
Net cash used in investing activities	(132,965)	(281,754)	(260,017)
Financing activities:
Proceeds from issuance of long-term debt	—	214,858	59,968
Increase/(decrease) in short term debt	(335)	949	6,189
Repurchase of bonds	—	(14,929)	—
Principal payments on long-term debt	(10,340)	(46,786)	(37,557)
Proceeds from issuance of stock	4,610	300	30,000
Debt issuance cost	(509)	(4,317)	(3,104)
Other	(580)	(2,442)	(450)
Net cash provided by (used in) financing activities	(7,154)	147,633	55,046
Effects of exchange rate changes on cash	5,713	(7,643)	4,153
Changes in cash and cash equivalents	(21,454)	(5,882)	(15,445)
Cash and cash equivalents at beginning of year	83,658	62,204	56,322
Cash and cash equivalents at end of year	$62,204	$56,322	$40,877

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.    Description of Business

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body & chassis and fluid handling components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company was formed through the acquisition of the Automotive segment of Cooper Tire & Rubber Company (‘‘Cooper Tire’’) on December 23, 2004 for an aggregated price of $1,219,000. The 2004 Acquisition was funded through $318,000 of equity contributions and a combination of debt agreements.

2.    Significant Accounting Policies

Principles of combination and consolidation   –   The consolidated financial statements include the accounts of the Company and the wholly owned and less than wholly owned subsidiaries controlled by the Company. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the consolidated financial statements from the dates of acquisition.

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

The Company’s investment in Nishikawa Standard Company (‘‘NISCO’’), a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $11,199 and $13,472 at December 31, 2006 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Guyoung Technology Co. Ltd, a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $5,960 and $5,632 at December 31, 2006 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Shanghai SAIC-Metzler Sealing Systems Co. Ltd., a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $17,240 at December 31, 2007 and is included in other assets in the accompanying consolidated balance sheets.

Foreign currency – The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other that the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term.

Cash and cash equivalents   –   The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Accounts receivable   –   The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers. Generally the Company does not require collateral for its accounts receivable.

Allowance for doubtful accounts   –   The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $10,146 and $10,232 at December 31, 2006 and 2007, respectively.

Advertising expense   –   Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $917 for 2005, $825 for 2006, and $842 for 2007.

Inventories   –   Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2006 and 2007, inventories are reflected net of reserves of $10,973 and $14,823, respectively.

Derivative financial instruments   –   Derivative financial instruments are utilized by the Company to reduce foreign currency exchange, interest rate, and commodity price risks. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. The Company does not enter into financial instruments for trading or speculative purposes.

Income taxes   –   Income tax expense in the consolidated and combined statements of operations is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method.

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

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $7,965 and $8,796 at December 31, 2006 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $4,435 and $8,851 at December 31, 2006 and 2007, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2006 and 2007, $45,944 and $73,584, respectively, was included in accounts receivable for customer-owned tooling of which $27,060 and $38,960, respectively, was not yet invoiced to the customer.

Goodwill   –   Goodwill is not amortized but is tested annually for impairment. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each fiscal year.

Revenue Recognition and Sales Commitments   –   We generally enter into agreements with our customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once we enter into such agreements, fulfillment of our customers’ purchasing requirements can be our obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, we may be committed under existing agreements to supply products to our customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, we recognize losses as they are incurred.

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

Research and development   –   Costs are charged to selling, administration and engineering expense as incurred and totaled, $65,597 for 2005, $74,791 for 2006, and $77,183 for 2007.

Stock-based compensation   –   Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date. All awards granted prior to the effective date are accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

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

Recent accounting pronouncements

The FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations.’’ This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

The FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.’’ SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115’’ (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt FAS No. 159 as of January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ (SFAS No. 158). This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, ‘‘Employers’ Accounting for Pensions,’’ and SFAS No. 106, ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions,’’ the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive income (loss) when the recognition provisions are adopted. The Company adopted the recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

provisions as of December 31, 2007, and the funded status of its defined benefit plans is reflected in its consolidated balance sheets as of December 31, 2007. The incremental effect of applying the recognition provisions of SFAS No. 158 on the Company’s consolidated balance sheet as of December 31, 2007, is shown below:

	Effect of adopting SFAS No. 158
	Before adoption of SFAS No. 158	Adjustments	After adoption of SFAS No. 158
Pension asset	$3,273	$146	$3,419
Liability for defined benefit plan obligations (current and long-term liabilities)	(221,777)	26,720	(195,057)
Accumulated other comprehensive (income) loss – (stockholders’ equity)	2,889	(26,866)	(23,977)

Amounts recorded in accumulated other comprehensive income not yet recognized in net periodic benefit cost as of December 31, 2007, are shown below:

December 31, 2007
Net actuarial gain	$(17,946)
Prior service credit	(6,031)
$(23,977)

Amounts recorded in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost in the year ended December 31, 2008, are shown below:

December 31, 2007
Amortization of actuarial gain	$(854)
Amortization of prior service (credit)	(611)
$(1,465)

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. Currently, the Company measures its plan assets and liabilities using an early measurement date of October 1st for the majority of its plans, as allowed by the original provisions of SFAS No. 87, ‘‘Employers’ Accounting for Pensions,’’ and SFAS No. 106 ‘‘Employers’ Accounting for Postretirement Benefits Other Than Pensions,’’ The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company will adopt the measurement date provisions of SFAS No. 158 in 2008 using the fifteen month measurement approach, under which the Company will record an adjustment to beginning retained earnings as of January 1, 2008 to recognize the net periodic benefit cost for the period October 1, 2007 through December 31, 2007. This adjustment will represent a pro rata portion of the net periodic benefit cost determined for the period beginning October 1, 2007 and ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The provisions of this statement will generally be applied prospectively in the fiscal year beginning January 1, 2008. Other than the newly acquired disclosures, the Company does not expect the effects of adoption to be significant.

In July 2006, the FASB issued FASB Interpretation (‘‘FIN’’) 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.’’ This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

‘‘Accounting for Income Taxes.’’ It prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted this interpretation as of January 1, 2007, and recognized the cumulative impact of adoption of $195 as an increase to its liability for unrecognized tax benefits with a corresponding reduction in the Company’s retained earnings balance. See Note 11 Income Taxes for additional discussion of FIN 48.

3.    Acquisitions

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

The acquisition of FHS was funded pursuant to an amendment to the Company’s Senior Credit Facilities which established a Term Loan D facility, with a notional amount of $215,000. The Term Loan D facility was structured in two tranches, with $190,000 borrowed in US dollars and €20,725 borrowed in Euros, to take into consideration the value of the European assets acquired in the transaction. The Company incurred approximately $4,800 of issuance costs associated with these borrowings, primarily for loan arrangement and syndication services, which are included in Other Assets on the consolidated balance sheet. The amendment to the Senior Credit Facilities provides for interest on Term Loan D borrowings at a rate equal to an applicable margin plus a base rate established by reference to various market-based rates and amends the interest rate margins previously applicable to Term Loan B and Term Loan C borrowings to mirror those applicable to Term Loan D borrowings, which were market levels at the time the facility closed. The amendment also includes modifications to certain covenants under the Senior Credit Facilities, although the covenant threshold levels remain unchanged.

In November 2006, the Company increased its ownership position in Cooper-Standard Automotive Korea Inc. from 90% to 100 % for $1,516 in cash.

In December 2006, the Company acquired additional ownership interest in Cooper Saiyang Wuhu Automotive Co., Ltd., a joint venture with Saiyang Sealing in Wuhu, China, for $2,200 in cash, increasing its ownership interest from 74.2% to 88.7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

On August 31, 2007 the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China (‘‘MAPS’’ or the ‘‘MAPS businesses’’), from Automotive Sealing Systems S.A. The MAPS businesses were acquired for $143,063 subject to an adjustment based on the difference between targeted working capital and working capital at the closing date. The adjustment is under review by the respective parties and is expected to be settled in the first half of 2008. Additionally, the Company incurred approximately $5,530 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition value under purchase accounting of $148,593.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with SFAS No. 141.

The acquisition of the MAPS businesses was funded in part by borrowings under the Company’s Credit Agreement, which was amended to provide for such borrowings as discussed in Note 8, Debt. The Company borrowed €44,000 and combined this borrowing with EUR amounts outstanding under Term Loan D to create a new Term Loan E. In addition, the Company borrowed USD $10,000 under the primary Revolving Credit Agreement and €15,000 under the dual-currency sub limit of the Revolver, borrowed directly by Cooper-Standard International Holdings BV. The Company also received an aggregate of $30,000 in equity contributions from its principal shareholders, affiliates of GS Capital Partners 2000, L.P., which contributed a total of $15,000, and affiliates of The Cypress Group L.L.C., which also contributed a total of $15,000. The remainder of the funding necessary for the acquisition came from available cash on hand.

The acquisition of MAPS was accounted for under the purchase method of accounting, in accordance with SFAS No. 141. Accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2007. The operating results of the MAPS entities were included in the consolidated results of operations from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,545
Inventories, net	35,142
Prepaid expenses	7,995
Property, plant, and equipment, net	129,848
Investments	16,531
Other assets	28,869
Total assets acquired	347,167
Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	10,635
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	18,488
Total liabilities assumed	198,574
Net assets acquired	$148,593

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations made by independent actuaries. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction. These estimates are subject to change in future periods as the valuations are finalized.

The initial analysis determined that the estimated value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of December 31, 2007.

The following unaudited pro forma financial data summarizes the results of operations for the years ended December 31, 2005, as if the FHS acquisition had occurred as of January 1, 2005, December 31, 2006, as if the FHS and MAPS acquisitions had occurred as of January 1, 2006 and December 31, 2007, as if the MAPS acquisition had occurred as of January 1, 2007, respectively. Pro forma adjustments include the removal of the results of operations of certain facilities retained by ITT Industries, Inc., liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2005, 2006 or 2007 or that may be attained in the future and do not include other effects of the acquisitions.

	2005	2006	2007
Sales	$2,244,810	$2,578,636	$2,807,972
Operating Profit	87,359	80,809	(6,709)
Net income (loss)	4,168	(9,757)	(142,325)

In March of 2007, the Company completed the acquisition of the El Jarudo fuel rail manufacturing business of Automotive Components Holdings, LLC (‘‘El Jarudo’’ or the ‘‘El Jarudo business’’). The business is located in Juarez, Mexico and is a producer of automotive fuel rails. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In December of 2007, the Company completed the acquisition of the 74% joint venture interest of Automotive Sealing Systems, S.A. (ASSSA) in Metzeler Automotive Profiles India Private Limited (‘‘MAP India’’). The remaining 26 percent in the joint venture is owned by Toyoda Gosei Co., Ltd. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

4.    Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

the U.S. Both of the closures are substantially complete as of December 31, 2007, but the Company will continue to incur costs until the facilities are sold.

During the year ended December 31, 2007, the Company recorded total costs of $5,609 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance, asset impairment, and other exit costs of $1,803, $568 and $3,238, respectively. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$3,672	$313	$—	$3,985
Expense incurred	1,803	3,238	568	5,609
Cash payments	(4,700)	(3,009)	—	(7,709)
Utilization of reserve	—	—	(568)	(568)
Balance at December 31, 2007	$775	$542	$—	$1,317
2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was essentially complete as of December 31, 2007 at a total cost of $3,818. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$138	$—	$—	$138
Expense incurred	6	851	—	857
Cash payments	(135)	(851)	—	(986)
Balance at December 31, 2007	$9	$—	$—	$9

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed in 2008 at an estimated total cost of approximately $19,400. The Company recorded severance, asset impairment costs and other exit costs of $6,270, $52 and $6,829, respectively, during the year ended December 31, 2007. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$2,534	$—	$—	$2,534
Expense incurred	6,270	6,829	52	13,151
Cash payments	(7,362)	(6,829)	—	(14,191)
Utilization of reserve	—	—	(52)	(52)
Balance at December 31, 2007	$1,442	$—	$—	$1,442

FHS Acquisition Initiatives

In connection with the acquisition of FHS, the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2008 at an estimated total cost of approximately $19,000, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$9,256	$720	$—	$9,976
Expense incurred	295	5,714	—	6,009
Cash payments	(3,101)	(2,224)	—	(5,325)
Balance at December 31, 2007	$6,450	$4,210	$—	$10,660

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially complete as of December 31, 2007. The estimated total cost of this closure is expected to be approximately $1,200, but the Company will continue to incur costs until the facility is sold. The following table summarizes the activity for this initiative during the year ended December 31, 2007:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2007	$—	$—	$—	$—
Expense incurred	478	276	6	760
Cash payments	(422)	(276)	(6)	(704)
Utilization of reserve	—	—	—	—
Balance at December 31, 2007	$56	$—	$—	$56

5.    Inventories

Inventories are comprised of the following:

	December 31, 2006	December 31, 2007
Finished goods	$35,441	$50,679
Work in process	21,271	32,665
Raw materials and supplies	64,153	71,977
	$120,865	$155,321

In connection with the MAPS acquisition, a $2,455 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of December 31, 2007 and recorded as an increase to cost of products sold.

In connection with the acquisition of FHS, a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

6.    Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

	December 31,		Estimated Useful Lives
	2006	2007
Land and improvements	$39,419	$93,928
Buildings and improvements	187,182	252,026	15 to 40 years
Machinery and equipment	456,939	631,555	5 to 14 years
Construction in Progress	52,045	60,279
	735,585	1,037,788
Accumulated depreciation	(193,049)	(315,415)
Property, plant and equipment, net	$542,536	$722,373

Depreciation expense totaled $83,044 for 2005, $107,408 for 2006, and $104,199 for 2007, respectively.

7.    Goodwill and Intangibles

In connection with the acquisition of FHS, the Company has recorded goodwill totaling $52,119 as of December 31, 2007. In addition, the Company recorded goodwill totaling $457 during the year ended December 31, 2007 based on the preliminary allocation of the purchase price in connection with the El Jarudo acquisition. Other changes to goodwill primarily consisted of deferred tax and other purchase accounting adjustments in connection with the acquisition of the automotive segment of Cooper Tire & Rubber Company. The changes in the carrying amount of goodwill for the year ended December 31, 2007 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2007	$152,324	$281,891	$1,421	$435,636
Adjustments to the Acquisition of FHS	—	(670)	—	(670)
Acquisition of El Jarudo	—	457	—	457
Impairment charge	—	(142,925)	—	(142,925)
Other	1,512	(3,422)	—	(1,910)
Balance at December 31, 2007	$153,836	$135,331	$1,421	$290,588

During the fourth quarter of 2007, the Company recorded an impairment charge of $142,925 in our North America Fluid reporting unit of our Global Fluid segment. This charge was a result of lower production volumes in key North America platforms, changes in the production mix, higher raw material costs and customer price concessions.

In the above table, goodwill of $(1,512) has been reclassified from Fluid to Body & Chassis in the January 1, 2007 balances previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2006 and 2007, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$153,905	$(38,158)	$115,747	7 to 9 years
Customer relationships	166,595	(16,384)	150,211	15 to 20 years
Developed technology	17,548	(3,382)	14,166	5 to 12 years
Trademarks and tradenames	3,000	(187)	2,813	12 to 20 years
Other	2,753	(1,151)	1,602
Balance at December 31, 2006	$343,801	$(59,262)	$284,539
Customer contracts	$157,897	$(59,100)	$98,797	7 to 9 years
Customer relationships	171,291	(25,484)	145,807	15 to 20 years
Developed technology	14,466	(4,603)	9,863	5 to 12 years
Trademarks and tradenames	1,700	(199)	1,501	12 to 20 years
Other	2,755	(2,465)	290
Balance at December 31, 2007	$348,109	$(91,851)	$256,258

During the fourth quarter of 2007 the Company recorded intangible impairment charges of $3,441 related to Fluid Developed technology and Tradenames. Based on a discounted cash flow analysis it was determined that these intangible assets exceeded their fair value and an impairment charge was recorded.

Amortization expense totaled $28,161 for 2005, $31,025 for 2006, and $31,850 for 2007. Estimated amortization expense will total approximately $31,000 over each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

8.    Debt

Outstanding debt consisted of the following at December 31, 2006 and 2007:

	December 31, 2006	December 31, 2007
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	330,500
Term Loan A	42,238	40,062
Term Loan B	82,738	67,033
Term Loan C	176,300	167,531
Term Loan D	188,100	186,200
Term Loan E	27,083	93,508
Revolving Credit Facility	—	—
Capital leases and other borrowings	8,502	55,327
Total debt	1,055,461	1,140,161
Less: debt payable within one year	(17,414)	(51,999)
Total long-term debt	$1,038,047	$1,088,162

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Senior Credit Facilities consist of a revolving credit facility and various senior term loan facilities with maturities in 2010 and 2011, including Term Loan B, which is a U.S. dollar-denominated obligation of our Canadian subsidiary. The revolving credit facility provides for borrowings up to $125,000 including the availability of letters of credit, a portion of which is also available in Canadian dollars and bears interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in the applicable currency for the interest period relevant to such borrowing adjusted for certain additional costs. Interest is generally due quarterly in arrears and is also due upon the expiration of any particular loan. Interest rates under the Senior Credit Facilities averaged 8.14% during 2007. We are also required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 0.5% per annum and customary letter of credit fees. As of December 31, 2006 and 2007, the Company had $14,813 and $24,102 of standby letters of credit outstanding, leaving $110,187 and $100,898 of availability, respectively.

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

The Senior Credit Facilities and Senior Notes and Senior Subordinated Notes contain covenants that, among other things, restrict, subject to certain exceptions, the ability to sell assets, incur additional indebtedness, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. In addition, the Senior Credit Facilities contain the following financial covenants: a maximum senior secured leverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Credit Facilities for periods commencing December 31, 2008. As of December 31, 2006 and 2007, the Company was in compliance with all of its financial covenants.

The Company along with its joint venture partner, Nishikawa Rubber Company, has provided a guarantee of a portion of the bank loans of its NISCO joint venture. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the joint venture partners. As of December 31, 2006 and 2007, the Company has recorded $14 and $0 of the liability, respectively, related to the guarantee of this debt with a corresponding increase to the carrying value of its investment in the joint venture. The Company’s maximum exposure under the two guarantee arrangements at both December 31, 2006 and 2007 was approximately $5,000 and $500, respectively.

The Company uses a global cash management vehicle to pool excess cash from domestic and foreign subsidiaries and present on a net basis as cash on the balance sheets of such subsidiaries. At December 31, 2006 and 2007, the Company’s net cash balances under this arrangement were $5,901 and $235, respectively. Other borrowings at December 31, 2006 and 2007 reflect borrowings under capital leases and local bank lines, including $3,230 and $35,513 of short-term note payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

On July 26, 2007, the Company entered into the Second Amendment to the Credit Agreement (the ‘‘Amendment’’), among Holdings, the Company, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Cooper-Standard International Holdings BV, a corporation organized under the laws of the Netherlands, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co- documentation agents. The Amendment permits the MAPS acquisition and allows the Company to borrow up to €65,000 through an incremental term loan under the Credit Agreement (as amended) to provide a portion of the funding necessary for the MAPS acquisition and to pay related fees and expenses. The Amendment also expands the dual currency borrowing sub limit under the Revolving Credit Agreement to $35,000 and adds Cooper-Standard International Holdings BV as a permitted borrower under this sub limit. The amendment includes other changes which increase the Company’s financial and operating flexibility, including amended financial covenants, expanded debt and investment baskets, and the ability to include the results of our non-consolidated JVs in the covenant calculations, among other things.

To finance part of the MAPS acquisition the Company borrowed €44,000 under the Amendment discussed above. This borrowing was combined with the Euro tranche of the Term Loan D to create Term Loan E and as of December 31, 2007 had an outstanding balance of €64,091. The Company also borrowed $10,000 under the Primary Revolving Credit Agreement, which was repaid in its entirety by September 30, 2007. In addition the Company borrowed €15,000 under the dual-currency sub limit of the revolver, all of which was repaid in its entirety by December 31, 2007

In connection with the acquisition of MAPS the Company assumed €12,350 of various debt as of the acquisition date. The Company also assumed €14,501 of factored accounts receivable, which we have classified as debt based on the terms of the arrangements. The balance of these liabilities have been included in Capital leases and other borrowings in the table above as of December 31, 2007.

During the year ended December 31, 2007, the Company made voluntary prepayments totaling $15,000 on the Term Loan B facility and $7,000 on the Term Loan C facility.

The maturities of debt at December 31, 2007 are as follows and include the estimated amortization of the term loans:

2008	$51,967
2009	38,307
2010	20,782
2011	498,603
2012	200,000
Thereafter	330,502
$1,140,161

Interest paid on third party debt was $63,834, $85,690 and $87,614 for 2005, 2006, and 2007, respectively.

9.    Pensions

The Company maintains defined benefit pension plans covering substantially all employees located in the United States. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries determine pension costs for each subsidiary of the Company. The Company also sponsors defined benefit pension plans for employees in some of its international locations.

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

participants, up to various limits based on its profitability, in substantially all plans. Matching contributions under these plans totaled $2,468 in 2005, $2,151 in 2006, and $3,872 in 2007.

The Company’s measurement date for the majority of its plans is October 1st. The following tables disclose information related to the Company’s defined benefit pension plans. In conjunction with the acquisition of FHS, MAPS and El Jarudo the Company recorded the unfunded amount of the projected benefit obligations on the Company’s balance sheet.

	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$212,446	$74,057	$256,945	$100,586
Service cost – employer	11,922	4,930	12,029	5,500
Participant contributions	—	37	—	39
Interest cost	13,469	4,383	14,390	5,778
Actuarial (gain) loss	4,838	5,878	(8,651)	(11,910)
Amendments	—	957	—	—
Benefits paid	(13,923)	(4,774)	(19,412)	(6,679)
Foreign currency exchange rate effect	—	4,756	—	13,489
Curtailment/Settlements	—	—	—	(5,209)
Acquisition of FHS	28,582	10,376	—	—
Acquisitions of MAPS & El Jarudo	—	—	—	41,313
Other	(389)	(14)	658	(165)
Projected benefit obligations at end of period	$256,945	$100,586	$255,959	$142,742
Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$157,389	$43,148	$202,407	$48,760
Actual return on plans’ assets	15,624	2,918	25,894	4,669
Employer contributions	20,680	5,952	16,117	7,997
Participant contributions	—	37	—	39
Benefits paid	(13,923)	(4,401)	(19,412)	(6,679)
Foreign currency exchange rate effect	—	1,106	—	7,377
Acquisition of FHS	24,208	—	—	—
Other	(1,571)	—	—	155
Fair value of plans’ assets at end of period	$202,407	$48,760	$225,006	$62,318
Funded status of the plans	$(54,538)	$(51,826)	$(30,954)	$(80,424)
Unrecognized actuarial loss	20,895	11,571	—	—
Unrecognized prior service cost	1,707	969	—	—
Net amount recognized at December 31	$(31,936)	$(39,286)	$(30,954)	$(80,424)
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(17,888)	$(6,004)	$(260)	$(5,436)
Pension benefits (long term)	(19,334)	(41,660)	(30,694)	(78,407)
Other assets	1,201	846	—	3,419
Other comprehensive income	4,085	7,532	—	—
Net amount recognized at December 31	$(31,936)	$(39,286)	$(30,954)	$(80,424)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $232,126 and $88,550 at December 31, 2006 and $232,773 and $137,127 at December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The projected benefit obligation and accumulated benefit obligation of each of our plans exceed the fair value of the respective plan assets at December 31, 2006. As of December 31, 2007, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $46,882 by $3,419.

During 2007, the Company froze the defined benefits for two international plans which resulted in a curtailment gain that reduced the projected benefit obligation and net periodic benefit cost for 2007.

Weighted average assumptions used to determine benefit obligations at December 31:

	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.8%	4.3% to 6.5%	6.3%	5.2% to 8.0%
Rate of compensation increase	3.3%	2.6% to 5.0%	3.3%	2.5% to 5.0%

The following table provides the components of net pension expense for the plans:

	2005		2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8,599	$3,265	$11,922	$4,930	$12,030	$5,500
Interest cost	11,307	3,696	13,469	4,383	14,390	5,778
Expected return on plan assets	(12,635)	(3,369)	(15,951)	(3,540)	(16,940)	(3,712)
Amortization of prior service cost and recognized actuarial loss	—	—	282	221	240	503
Curtailment gain	—	—	—	—	—	(5,231)
Other	—	—	60	136	—	—
Net periodic benefit cost	$7,271	$3,592	$9,782	$6,130	$9,720	$2,838

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	2005		2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.0%	4.4% to 6.5%	5.8%	3.9% to 6.5%	5.8%	4.3% to 6.5%
Expected return on plan assets	9.0%	8.8% to 9.0%	8.5% to 8.8%	7.5% to 8.0%	8.5%	7.5% to 8.0%
Rate of compensation increase	3.3%	2.5% to 7.5%	3.3%	2.5% to 7.5%	3.3%	2.5% to 5.0%

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2006 and 2007 by asset category are approximately as follows:

	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	58%	65%	59%	67%
Debt securities	35%	35%	33%	32%
Real Estate	7%	0%	8%	0%
Cash and cash equivalents	0%	0%	0%	1%
	100%	100%	100%	100%

Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2008	16,385	8,374	24,759
2009	14,281	7,666	21,947
2010	14,969	7,925	22,894
2011	15,657	8,086	23,743
2012	16,836	8,237	25,073
2013 – 2017	105,167	48,055	153,222

The Company estimates it will make cash contributions of approximately $33,000 to its pension plans in 2008.

10.    Postretirement Benefits Other Than Pensions

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

	2006		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$85,762	$10,533	$92,105	$11,666
Service cost	2,885	553	1,855	654
Interest cost	4,944	594	4,206	695
Actuarial loss (gain)	2,314	192	(19,897)	(628)
Benefits paid	(2,040)	(226)	(1,133)	(286)
Administrative expenses paid	(152)	—	(220)	—
Curtailment gain	(1,608)	—	(1,243)	—
Plan change	—	—	(8,886)	—
Foreign currency exchange rate effect	—	20	—	1,983
Benefit obligation at end of year	$92,105	$11,666	$66,787	$14,084
Funded status of the plans	$(92,105)	$(11,666)	$(66,787)	$(14,084)
Contributions between October 1 and December 31	516	58	505	106
Immediate recognition of benefit cost	(932)	—	—	—
Unrecognized actuarial loss (gain)	189	830	—	—
Unrecognized prior service cost	(826)	—	—	—
Net amount recognized at December 31	$(93,158)	$(10,778)	$(66,282)	$(13,978)

During 2007 plan changes were made to two of the plans. These changes resulted in a decrease of $8,886 in the projected benefit obligation at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

During 2007 the Company experienced an actuarial gain of $19,897, which primarily was the result of changes in participant census data and a change in the discount rate.

The following table provides the components of net periodic expense for the plans:

	2005	2006	2007
Service cost	$3,083	$3,438	$2,509
Interest cost	5,593	5,538	4,901
Amortization of prior service cost and recognized actuarial loss	—	(88)	(908)
Net periodic benefit cost	$8,676	$8,888	$6,502

The weighted average assumed discount rate used to determine domestic benefit obligations was 5.8% and 6.3% at December 31, 2006 and 2007, respectively. The weighted-average assumed discount rate used to determine domestic net periodic expense was 6.0%, 5.8%, and 5.8% for 2005, 2006, and 2007, respectively.

At December 31, 2007, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 10.0% for 2008 grading down over time to 5.0% in 2014. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$430	$(338)
Effect on projected benefit obligations	3,680	(2,980)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2008	$3,322	$434	$3,756
2009	3,505	466	3,971
2010	3,681	511	4,192
2011	3,888	543	4,431
2012	4,038	598	4,636
2013 – 2017	23,126	4,320	27,446

11.    Income Taxes

Components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Domestic	$(54,791)	$(78,987)	$(182,579)
Foreign	65,982	63,323	64,532
	$11,191	$(15,664)	$(118,047)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Current
Federal	$—	$—	$5,047
State	—	—	212
Foreign	24,060	25,269	28,983
Deferred
Federal	(22,356)	(25,359)	—
State	(1,350)	(3,013)	(954)
Foreign	2,023	(4,141)	(342)
	$2,377	$(7,244)	$32,946

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Tax at U.S. statutory rate	$3,917	$(5,482)	$(41,316)
State and local taxes	(1,702)	(3,013)	(4,732)
Tax credits	(5,950)	(7,571)	(9,675)
Extraterritorial income exclusion	(805)	(646)	—
Goodwill Impairment	—	—	50,024
Worthless security deduction	—	—	(23,947)
Effect of tax rate changes	—	—	4,891
Foreign withholding taxes	—	—	5,176
Effect of foreign tax rates	(2,819)	(3,056)	(4,130)
Valuation allowance	6,475	10,290	51,788
Other, net	3,261	2,234	4,867
Income tax provision	$2,377	$(7,244)	$32,946
Effective income tax rate	21.2%	46.2%	(27.9)%
Payment for income taxes net of refunds in 2005, 2006, and 2007 was $17,234, $34,164, and $20,622 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2006	2007
Deferred tax assets:
Postretirement and other benefits	$66,240	$55,501
Capitalized Expenditures	17,100	14,521
Net operating loss and tax credit carryforwards	82,107	161,559
All other items	28,916	31,340
Total deferred tax assets	194,363	262,921
Deferred tax liabilities:
Property, plant and equipment	(9,412)	(23,311)
Intangibles	(99,487)	(92,250)
All other items	(12,534)	(5,067)
Total deferred tax liabilities	(121,433)	(120,628)
Valuation allowances	(80,748)	(128,816)
Net deferred tax assets (liabilities)	$(7,818)	$13,477

The net deferred taxes in the consolidated balance sheet are as follows:

	2006	2007
Current Assets	$10,071	$5,150
Non-Current Assets	17,058	41,505
Current Liabilities	(939)	(4,847)
Non-Current Liabilities	(34,008)	(28,331)
	$(7,818)	$13,477

At December 31, 2007, the U.S. has an operating loss carryforward of $52,300 with an expiration date of 2027. The Company’s foreign subsidiaries, primarily in the United Kingdom, France, Brazil, Germany, and Australia, have operating loss carryforwards aggregating $127,000 with indefinite expiration periods while Spain has an operating loss carryforward of $12,200 with expiration dates beginning in 2010. Other foreign subsidiaries in Czech Republic, China, Mexico, Poland, and Korea have operating losses aggregating $15,000, with expiration dates beginning in 2008. The Company’s Polish subsidiaries have special economic zone credits totaling $32,294. The U.S. foreign tax credit and research tax credit carryforwards are $24,900 and $17,600 respectively, with expiration dates beginning in 2011 and 2025. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $18,100 with expiration dates beginning in 2008.

During the 4th quarter of 2006, due to our recent operating performance in the United States and current industry conditions, we assessed, based upon all available evidence, and concluded that it was more likely than not that we would not realize our U.S. deferred tax assets. As a result, in the fourth quarter of 2006, we recorded a $300 full valuation allowance on our net U.S. deferred tax asset. During 2007 we continued to incur losses in the United States for which no tax benefit was recorded. During 2007, our U.S. valuation allowance increased by $35,900, primarily related to permanent tax benefits for certain tax positions and operating losses incurred in the United States during 2007. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

At December 31, 2007, the Company has valuation allowances of $61,400 recorded on purchased deferred tax assets and, to the extent such benefits are ever realized, such benefits will be recorded as a reduction of goodwill through December 31, 2008. Effective January 1, 2009, with the adoption of SFAS No. 141(R) the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense. As of December 31, 2007 the Company has valuation allowances totaling $128,800 recorded against its deferred tax assets.

Deferred income taxes have not been provided on approximately $427,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the 2004 Acquisition.

New Accounting pronouncement

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

Including the cumulative effect increase, as of January 1, 2007, the Company has $4,021 ($4,201 including interest and penalties) of total unrecognized tax benefits. Of this total, $1,400 represents the amount of unrecognized tax benefits that, if recognized, would effect the effective income tax rate. At December 31, 2007, the Company has $3,930 ($4,273 including interest and penalties) of total unrecognized tax benefits. Of this total, $1,339 represents the amount of unrecognized tax benefits that, if recognized, would effect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would effect the effective tax rate due to the impact of valuation allowances and the impact of Cooper Tire indemnifying substantially all income tax liabilities resulting from periods prior to the 2004 Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Year Ended December 31, 2007
Balance as of January 1, 2007	$4,021
Tax Positions related to the current period
Gross Additions	568
Gross Reductions	—
Tax Positions related to prior years
Gross Additions	167
Gross Reductions	—
Settlements	(362)
Lapses on Statutes of Limitations	(464)
Balance as of December 31, 2007	$3,930

The Company, or one its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all income tax liabilities related to periods prior to the 2004 Acquisition. Subsequently, in the United States, all Internal Revenue Service examinations prior to the 2004 Acquisition are the responsibility of Cooper Tire, therefore the Company is not subject to U.S. federal, state, or local tax examinations for years ending December 23, 2004 and prior. The Company’s foreign subsidiaries are legally required to comply with the statute of limitations in each jurisdiction; however the Company is indemnified against substantially all income tax liabilities that may result from periods prior to the 2004 Acquisition. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Mexico, and U.K. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2000.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. As of January 1, 2007, the Company recorded $180 in liabilities for tax related interest and penalties on its Consolidated Balance Sheet. At December 31, 2007, the Company has recorded $343 in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

12.    Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $15,060, $19,835, and $22,303 for 2005, 2006, and 2007.

Future minimum payments for all non-cancelable operating leases are as follows:

2008	$19,399
2009	13,527
2010	11,067
2011	7,768
2012	6,363
Thereafter	15,858

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

13.    Accumulated Other Comprehensive Income (Loss)

Cumulative other comprehensive income in the accompanying balance sheets consists of:

	2005	2006	2007
Cumulative currency translation adjustment	$(11,004)	$14,259	$57,505
Benefit plan liability	(7,381)	(11,617)	23,977
Tax effect	2,836	3,870	916
Net	(4,545)	(7,747)	24,893
Fair value change of derivatives		(8,781)	(16,748)
Tax effect		3,319	3,338
Net		(5,462)	(13,410)
	$(15,549)	$1,050	$68,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $17,356 and $27,438 at December 31, 2006 and 2007, respectively.

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

15.    Other Income (Expense)

The components of Other Income (Expense) for the years 2005, 2006, and 2007 are as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Foreign currency gains (losses)	$(98)	$3,771	$(454)
Minority interest	(1,153)	(858)	(587)
Net gains on repurchase of debt	—	4,071	—
Gains (losses) on fixed assets disposals	(30)	1	(14)
	$(1,281)	$6,985	$(1,055)

16.    Related Party Transactions

Sales to NISCO, a 50 percent owned joint venture, totaled $21,764, $32,140, and $25,545, in 2005, 2006, and 2007, respectively. In 2006, the Company received from NISCO a dividend of $10,000, consisting of $2,254 related to earnings during the Successor period and a $7,746 return of capital.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $4,181 and $5,041 in 2006 and 2007, respectively.

In connection with the 2004 Acquisition, the Company paid its two principal stockholders and their respective affiliates transaction advisory fees totaling $12,000 and $8,000. Such payments were made in January 2005. Additionally, affiliates of one of the primary stockholders participate as lenders to the Company and received fees totaling approximately $5,200 as part of the Acquisition financing.

In connection with the acquisition of FHS, the Company paid $1,000 of transaction advisory fees to each of its two principal stockholders in February 2006.

In connection with the MAPS acquisition, the Company received $15,000 of capital contributions from each of its two Sponsors and their respective affiliates in August 2007. The Company also paid $625 of transaction advisory fees to each of its two Sponsors in September 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

17.    Capital Stock and Stock Options

In 2004, the Company was formed and was capitalized in conjunction with the 2004 Acquisition via the sale of 3,180,000 shares of common stock for $318,000 to affiliates of The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our ‘‘Sponsors’’. Pursuant to subscription agreements entered into as of August 27, 2007, the Company issued a total of 250,000 additional shares of common stock to its Sponsors for $30,000 which was invested by the Sponsors in connection with the financing of the Company’s August 2007 acquisition of certain Metzeler Automotive Profile Systems sealing operations. Following the 2004 Acquisition and through December 31, 2007, five members of the Board of Directors and certain members of senior management purchased $4,910 of common stock. The Company repurchased $300 of common stock during 2005 from one such member of senior management whose employment with the Company terminated in 2005 and another $450 of common stock during 2007 from another such member of senior management whose employment with the Company terminated in 2006.

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees and directors. As of December 31, 2006 and 2007, the Company had 228,615 and 423,615 shares of common stock, respectively, reserved for issuance under the plan, including outstanding options granted to certain employees and directors to purchase 206,042 and 212,615 shares of common stock, respectively, at a price of $100 per share, which was determined by the Company to be fair market value. These options have a ten-year life. Of the options outstanding as of December 31, 2006 and 2007, options covering 206,042 and 183,128 shares of common stock, respectively, were granted upon the closing of the 2004 Acquisition or in the first year thereafter. These options were issued prior to the effective date of SFAS No. 123(R) and therefore are accounted in accordance with APB No. 25 and no stock compensation is required to be recognized. Of the 183,128 options outstanding at December 31, 2007, 101,885 options are vested with a weighted average remaining contractual term of 7 years. Options covering 4,025 and 25,462 shares of common stock, respectively, were granted in 2006 and 2007. These shares were granted after the effective date of SFAS No. 123(R) and therefore stock compensation expense totaling $561 has been recognized in 2007 for these options. As of December 31, 2007, 29,487 options were outstanding and 4,264 options were exercisable. The weighted average grant date fair value of the options granted in 2006 and 2007 were $46.22 and $46.02, respectively. The weighted average remaining contractual term for these options is 9.2 years.

One-half of the options granted to employees in the initial one-year period vest on a performance basis, 20% per year over five years; the remaining one-half vest on a performance basis, 20% per year that Company performance targets are reached for five years or 100% after eight years, with certain acceleration provisions.  The same principles apply in the case of the options granted in 2006 and 2007, except that only the last three years of the five-year period applicable to options granted in the initial period are taken into account, and vesting occurs in increments of 33% rather than 20%. Options granted to employees covering 69,059 and 105,149 shares were vested as of December 31, 2006 and 2007, respectively. All of the options granted to directors vest on a time basis, 20% per year over five years. Options granted to directors covering an aggregate of 600 and 1,000 shares were vested as of December 31, 2006 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method as described in Staff Accounting Bulletin No. 107. The risk free rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected option life, on the date the stock options were granted. Fair value for the shares that are accounted for under SFAS No. 123(R) was estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2006	2007
Expected volatility	40.00%	40.00%
Dividend yield	0.00%	0.00%
Expected option life	6.0 years	6.0 years
Risk-free rate	4.61%	4.50%

The Company also maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature referred to as the ‘‘Management Stock Purchase Plan’’ was established which provides participants the opportunity to ‘‘purchase’’ Company stock units with income deferred under the deferred compensation plan at a price based on the fair value of Company common stock determined on a semi-annual basis by the Compensation Committee of the Company’s Board of Directors. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to plan provisions which allow for an annual cap on the aggregate number of matching stock units, which the Compensation Committee may apply in its discretion. On December 31, 2007, approximately 49,072 Company stock units were outstanding under this plan, subject to certain adjustments based on net actual incentive payments. Approximately 24,395 of these stock units are matching stock units that will vest over the next three years. In accordance with SFAS No. 123(R), for units granted to retirement eligible employees, compensation expense must be recognized immediately. Compensation expense related to Company stock units equaled $988 in 2007.

18.    Business Segments

During 2007, the Company revised its segment disclosures from two reportable segments to three reportable segments and has revised the prior periods to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 7 – Goodwill and Intangibles to conform to the new segment presentation.

The Company operates in two primary businesses, Body & Chassis products and Fluid products. Body & Chassis products consist mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion and systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. Fluid products consist primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consists of both Body & Chassis and Fluid products in that region with the exception of the joint venture with Shanghai SAIC which was purchased as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information,’’ (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it operates in three segments.

The accounting policies of the Company’s business segments are consistent with those described in Note 2. The Company evaluates segment performance based on segment profit before tax. The results of each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

segment include certain allocations for general, administrative, interest, and other shared costs. However, certain shared costs are not allocated to the segments and are included below in Eliminations and other. Intersegment sales are conducted at market prices. Segment assets are calculated based on a moving average over several quarters and exclude corporate assets, goodwill, intangible assets, deferred taxes, and certain other assets.

	For the Year Ended
	2005	2006	2007
Sales to external customers
Body & Chassis	$1,144,024	$1,100,390	$1,317,621
Fluid	588,820	971,122	1,096,944
Asia Pacific	94,596	92,750	96,588
Consolidated	$1,827,440	$2,164,262	$2,511,153
Intersegment sales
Body & Chassis	$21,136	$20,162	$21,867
Fluid	1,319	3,149	4,142
Asia Pacific	924	1,396	7,768
Eliminations and other	(23,379)	(24,707)	(33,777)
Consolidated	$—	$—	$—
Segment profit (loss)
Body & Chassis	$(7,598)	$(26,108)	$33,993
Fluid	22,154	19,173	(137,913)
Asia Pacific	(3,365)	(8,729)	(14,127)
Income (loss) before income taxes	$11,191	$(15,664)	$(118,047)
Depreciation and amortization expense
Body & Chassis	$66,864	$68,562	$62,176
Fluid	37,197	60,611	64,500
Asia Pacific	4,447	4,741	5,729
Eliminations and other	2,697	4,519	3,644
Consolidated	$111,205	$138,433	$136,049
Capital expenditures
Body & Chassis	$30,363	$36,506	$55,614
Fluid	13,259	32,403	39,222
Asia Pacific	5,015	11,102	9,165
Eliminations and other	5,844	2,863	3,254
Consolidated	$54,481	$82,874	$107,255
Segment assets
Body & Chassis		$818,540	$1,215,832
Fluid		954,879	811,715
Asia Pacific		74,674	89,568
Eliminations and other		63,340	45,140
Consolidated		$1,911,433	$2,162,255

Net interest expense included in segment profit for Body & Chassis totaled $43,705, $43,503 and $43,831 for the years ended December 31, 2005, 2006 and 2007, respectively, Fluid totaled $19,754, $40,447 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

$41,971 for the years ended December 31, 2005, 2006 and 2007, respectively, Asia Pacific totaled $3,124, $3,197 and $3,775 for the years ended December 31, 2005, 2006 and 2007, respectively.

Restructuring costs included in segment profit for Body & Chassis totaled $2,710, $19,454 and $17,553 for the years ended December 31, 2005, 2006 and 2007, respectively, Fluid totaled $2, $4,450 and $8,771 for the years ended December 31, 2005, 2006 and 2007, respectively, Asia Pacific totaled $326, $1, and $62 for the years ended December 31, 2005, 2006 and 2007, respectively.

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	2005	2006	2007
Revenues
United States	$774,517	$806,630	$857,051
Canada	339,689	392,329	380,793
Mexico	133,184	258,117	288,614
Germany	90,129	210,796	324,305
Other	489,921	496,390	660,390
Consolidated	$1,827,440	$2,164,262	$2,511,153
Tangible long-lived assets
United States		$211,164	$178,797
Canada		71,042	80,056
Mexico		56,762	60,330
Germany		41,513	125,766
Other		162,055	277,424
Consolidated		$542,536	$722,373

Net sales to customers of the Company which contributed ten percent or more of its total consolidated net sales and the related percentage of consolidated Company sales for 2005, 2006, and 2007 are as follows:

Customer	2005 Percentage of Combined Net Sales	2006 Percentage of Combined Net Sales	2007 Percentage of Combined Net Sales
Ford	33%	29%	27%
General Motors	23%	25%	20%
DaimlerChrysler(1)	12%	10%	8%

(1)	2007 sales are for Chrysler, which was divested by Daimler in 2007.

19.    Fair Value of Financial Instruments

Fair values of the Senior and Senior Subordinated Notes approximated $441,100 and $443,400 at December 31, 2006 and 2007, based on quoted market prices, compared to the recorded values totaling $530,500 and $530,500, respectively.

Interest Rate Swaps – During 2006, the Company entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of December 31, 2007, interest rate swap contracts representing $270,278 of notional amount were outstanding with maturity dates of December, 2010 through December, 2011. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates or Canadian Dollar Bankers Acceptance Rates. Of the above amount, $244,986 of notional amount pertains to the swap of USD denominated debt fixed at 5.764% and $25,293 pertains to Canadian dollar denominated debt fixed at 4.91%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. As of December 31, 2007, the fair market value of $(16,297) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss). During 2007 losses of $1,199 were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $3,792 of losses to be reclassified in 2008.

As part of the MAPS acquisition the Company acquired an interest rate swap contract that was previously entered into to manage the cash flow fluctuations of variable rate debt. This contract modifies the variable rate characteristics of its variable rate debt instrument, which is set at six-month Euribor rates. As of December 31, 2007 the contract had a notional amount of €9,990 outstanding at a fixed rate of 4.14% with a maturity date of September 2013. As of December 31, 2007 the interest rate swap had a market value of $169.

Forward foreign exchange contracts –  The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Losses of $7,863 related to these contracts were recorded in other expense during the year ended December 31, 2007.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of December 31, 2007, forward foreign exchange contracts representing $5,545 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $136. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $506 in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in a increase of $618 in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the Canadian dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of December 31, 2007, forward foreign exchange contracts representing $9,900 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $(130). A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $973 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $973 million in the fair market value of these contracts.

During 2007 gains of $421 related to the Mexican and Canadian forward foreign exchange contracts were reclassified from accumulated other comprehensive income (loss) into earnings. The amount to be reclassified in 2008 is not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share amounts)

Commodity price hedges – The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which qualify as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted purchases. As of December 31, 2007, commodity contracts representing $6,027 of notional amount were outstanding with a fair market value of approximately $(544). A 10% change in the underlying commodity prices would result in a $533 change in the fair market values of these contracts. During 2007 losses of $161 were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $544 of losses to be reclassified in 2008.

20.    Selected Quarterly Information (Unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$540,371	$592,479	$505,459	$525,953
Gross profit	86,695	101,119	62,522	81,899
Net income (loss)	5,482	20,067	(27,006)	(6,963)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$576,261	$623,998	$602,570	$708,324
Gross profit	93,477	106,808	83,459	113,370
Net income (loss)	4,674	9,686	(12,790)	(152,563)

21.    Sale Leaseback Transaction

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

22.    Guarantor and Non-Guarantor Subsidiaries

In connection with the 2004 Acquisition, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guaranteed the Notes. The following condensed consolidating and combining financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the Notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions). Cash flows from operating activities for the Non-Guarantors for the year ended December 31, 2006, have been adjusted upwards by approximately $24,000, which does not affect the consolidated total.

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$577.1	$326.4	$990.9	$(67.0)	$1,827.4
Cost of products sold	—	525.0	261.5	830.8	(67.0)	1,550.3
Selling, administration, & engineering expenses	—	104.4	19.6	45.7	—	169.7
Amortization of intangibles		27.9	0.2			28.1
Restructuring	—	1.7	—	1.3	—	3.0
Operating profit (loss)	—	(81.9)	45.1	113.1	—	76.3
Interest expense, net of interest income	—	(56.1)	—	(10.5)	—	(66.6)
Equity earnings	—	(0.1)	2.9	—	—	2.8
Other income (expense)	—	31.6	—	(32.9)	—	(1.3)
Income (loss) before income taxes	—	(106.5)	48.0	69.7	—	11.2
Provision for income tax expense (benefit)	—	(46.1)	20.8	27.7	—	2.4
Income (loss) before equity in income (loss) of subsidiaries	—	(60.4)	27.2	42.0	—	8.8
Equity in net income (loss) of subsidiaries	8.8	69.2	—	—	(78.0)	—
NET INCOME (LOSS)	$8.8	$8.8	$27.2	$42.0	$(78.0)	$8.8

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$471.3	$586.0	$1,209.7	$(102.7)	$2,164.3
Cost of products sold	—	427.5	487.6	1,019.7	(102.7)	1,832.1
Selling, administration, & engineering expenses	—	106.2	44.3	49.3	—	199.8
Amortization of intangibles	—	21.6	2.5	6.9	—	31.0
Impairment charges	—	13.2	—	—	—	13.2
Restructuring	—	7.0	0.8	16.1	—	23.9
Operating profit (loss)	—	(104.2)	50.8	117.7	—	64.3
Interest expense, net of interest income	—	(74.3)	—	(12.9)	—	(87.2)
Equity earnings	—	(0.1)	0.3	—	—	0.2
Other income (expense)	—	47.2	1.8	(42.0)	—	7.0
Income (loss) before income taxes	—	(131.4)	52.9	62.8	—	(15.7)
Provision for income tax expense (benefit)	—	(50.3)	20.2	22.8	—	(7.3)
Income (loss) before equity in income (loss) of subsidiaries	—	(81.1)	32.7	40.0	—	(8.4)
Equity in net income (loss) of subsidiaries	(8.4)	72.6	—	—	(64.2)	—
NET INCOME (LOSS)	$(8.4)	$(8.5)	$32.7	$40.0	$(64.2)	$(8.4)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$456.8	$713.9	$1,464.3	$(123.8)	$2,511.2
Cost of products sold	—	411.9	571.8	1,254.2	(123.8)	2,114.1
Selling, administration, & engineering expenses	—	103.0	51.8	67.3	—	222.1
Amortization of intangibles	—	21.5	2.8	7.6	—	31.9
Impairment charges	—	143.0	3.4	—	—	146.4
Restructuring	—	6.3	1.1	19.0	—	26.4
Operating profit (loss)	—	(228.9)	83.0	116.2	—	(29.7)
Interest expense, net of interest income	—	(76.2)	—	(13.3)	—	(89.5)
Equity earnings	—	(0.3)	2.3	0.2	—	2.2
Other income (expense)	—	41.5	0.2	(42.8)	—	(1.1)
Income (loss) before income taxes	—	(263.9)	85.5	60.3	—	(118.1)
Provision for income tax expense (benefit)	—	20.3	(15.3)	27.9		32.9
Income (loss) before equity in income (loss) of subsidiaries	—	(284.2)	100.8	32.4	—	(151.0)
Equity in net income (loss) of subsidiaries	(151.0)	133.2	—	—	17.8	—
NET INCOME (LOSS)	$(151.0)	$(151.0)	$100.8	$32.4	$17.8	$(151.0)

CONSOLIDATING BALANCE SHEET
December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.9	$0.4	$34.0	$—	$56.3
Accounts receivable, net	—	67.6	94.8	221.4	—	383.8
Inventories, net	—	27.9	30.3	62.7	—	120.9
Prepaid expenses	—	(3.5)	1.1	13.7	—	11.3
Other	—	10.1	—	—	—	10.1
Total current assets	—	124.0	126.6	331.8	—	582.4
Investments in affiliates and intercompany accounts, net	320.7	175.0	415.5	185.1	(1,078.7)	17.6
Property, plant, and equipment, net	—	91.4	145.9	305.2	—	542.5
Goodwill	—	378.3	17.8	39.5	—	435.6
Other assets	—	270.2	4.7	58.4	—	333.3
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$4.1	$—	$13.3	$—	$17.4
Accounts payable	—	39.4	36.2	90.4	—	166.0
Accrued liabilities	—	66.4	9.6	72.0	—	148.0
Total current liabilities	—	109.9	45.8	175.7	—	331.4
Long-term debt	—	918.3	—	119.7	—	1,038.0
Other long-term liabilities	—	168.2	6.3	46.8	—	221.3
	—	1,196.4	52.1	342.2	—	1,590.7
Total stockholders’ equity	320.7	(157.5)	658.4	577.8	(1,078.7)	320.7
	$320.7	$1,038.9	$710.5	$920.0	$(1,078.7)	$1,911.4

CONSOLIDATING BALANCE SHEET
December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$(1.7)	$—	$40.9
Accounts receivable, net	—	52.3	105.6	388.9	—	546.8
Inventories	—	24.4	28.9	102.0	—	155.3
Prepaid Expenses	—	(2.3)	1.0	20.9	—	19.6
Other	—	9.7	—	—	—	9.7
Total current assets	—	126.7	135.5	510.1	—	772.3
Investments in affiliates and intercompany accounts, net	268.5	360.4	490.4	177.5	(1,260.1)	36.7
Property, plant, and equipment, net	—	76.7	129.2	516.5	—	722.4
Goodwill	—	248.7	17.3	24.6	—	290.6
Other assets	—	199.7	35.0	105.6	—	340.3
	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$7.6	$—	$44.4	$—	$52.0
Accounts payable	—	60.1	33.3	202.2	—	295.6
Accrued liabilities	—	54.6	8.1	118.7	—	181.4
Total current liabilities	—	122.3	41.4	365.3	—	529.0
Long-term debt	—	970.8	—	117.4	—	1,088.2
Other long-term liabilities	—	138.6	6.9	131.1	—	276.6
	—	1,231.7	48.3	613.8	—	1,893.8
Total stockholders’ equity	268.5	(219.5)	759.1	720.5	(1,260.1)	268.5
	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

COMBINING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating
activities	$—	$23.5	$16.0	$73.4	$—	$112.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(17.4)	(15.9)	(21.2)	—	(54.5)
Settlement of working capital adjustment related to Acquisition	—	(54.3)	—	—	—	(54.3)
Payment to stockholder related to Acquisition	—	(8.0)	—	—	—	(8.0)
Cost of other acquisitions and equity investments	—	—	—	(17.2)	—	(17.2)
Proceeds from the sale of assets and other	—	0.8	—	0.2	—	1.0
Net cash used in investing activities	—	(78.9)	(15.9)	(38.2)	—	(133.0)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(1.9)	(0.2)	(8.2)	—	(10.3)
Proceeds from issuance of stock	4.6	—	—	—	—	4.6
Net change in intercompany advances	(4.6)	30.4	—	(25.8)	—	—
Other	—	(0.5)	—	(0.9)	—	(1.4)
Net cash provided by (used in) financing activities	—	28.0	(0.2)	(34.9)	—	(7.1)
Effects of exchange rate changes on cash	—	—	—	5.7	—	5.7
Changes in cash and cash equivalents	—	(27.4)	(0.1)	6.0	—	(21.5)
Cash and cash equivalents at beginning of year	—	32.9	—	50.8	—	83.7
Cash and cash equivalents at end of year	$—	$5.5	$(0.1)	$56.8	$—	$62.2
Depreciation and amortization	$—	$55.0	$12.5	$43.7	$—	$111.2

COMBINING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$37.6	$26.9	$71.4	$—	$135.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.5)	(26.5)	(43.9)	—	(82.9)
Acquisition of FHS, net of cash acquired	—	(201.6)	—	—	—	(201.6)
Return on equity investment	—	7.7	—	—	—	7.7
Cost of equity investments	—	(0.4)	—	(3.7)	—	(4.1)
Other	—	(1.0)	—	0.1	—	(0.9)
Net cash used in investing activities	—	(207.8)	(26.5)	(47.5)	—	(281.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.8	—	—	—	214.8
Repurchase of bonds	—	(14.9)	—	—	—	(14.9)
Principal payments on long-term debt	—	(9.2)	—	(37.6)	—	(46.8)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	(4.3)	—	(1.5)	—	(5.8)
Net cash provided by (used in) financing activities	—	186.7	—	(39.1)	—	147.6
Effects of exchange rate changes on cash	—	—	—	(7.6)	—	(7.6)
Changes in cash and cash equivalents	—	16.5	0.4	(22.8)	—	(5.9)
Cash and cash equivalents at beginning of year	—	5.4	—	56.8	—	62.2
Cash and cash equivalents at end of year	$—	$21.9	$0.4	$34.0	$—	$56.3
Depreciation and amortization	$—	$48.9	$31.8	$57.7	$—	$138.4

COMBINING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating
activities	$—	$(42.7)	$18.2	$209.9	$—	$185.4
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.6)	(18.6)	(76.1)	—	(107.3)
Acquisition of businesses, net of cash acquired	—	—	—	(158.7)	—	(158.7)
Gross proceeds from sale-leaseback transaction				4.8	—	4.8
Cost of equity investments	—	—	—	—	—	—
Other	—	0.1	—	1.1	—	1.2
Net cash used in investing activities	—	(12.5)	(18.6)	(228.9)	—	(260.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60.0	—	—	—	60.0
Increase/(decrease) in short term debt	—	1.4	—	4.8	—	6.2
Principal payments on long-term debt	—	(16.4)	—	(21.2)	—	(37.6)
Proceeds from issuance of stock	—	—	—	—	—	—
Debt issuance costs	—	(2.9)	—	(0.2)	—	(3.1)
Equity Contributions	—	30.0	—	—	—	30.0
Net change in intercompany advances	0.5	(0.5)	—	—	—	—
Other	(0.5)	—	—	—	—	(0.5)
Net cash provided by (used in) financing activities	—	71.6	—	(16.6)	—	55.0
Effects of exchange rate changes on cash	—	4.3	—	(0.1)	—	4.2
Changes in cash and cash equivalents	—	20.7	(0.4)	(35.7)	—	(15.4)
Cash and cash equivalents at beginning of year	—	21.9	0.4	34.0	—	56.3
Cash and cash equivalents at end of year	$—	$42.6	$—	$(1.7)	$—	$40.9
Depreciation and amortization	$—	$40.8	$30.8	$64.4	$—	$136.0

Schedule II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Acquisition (b)	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2005	$6.2	—	1.8	(0.2)	(2.4)	$5.4
Year ended December 31, 2006	$5.4	5.8	5.5	0.7	(7.3)	$10.1
Year ended December 31, 2007	$10.1	0.9	0.1	0.8	(1.7)	$10.2
Inventory reserve account deducted from inventories
Year ended December 31, 2005	$6.8	—	3.2	(0.3)	(3.4)	$6.3
Year ended December 31, 2006	$6.3	2.0	3.8	0.6	(1.7)	$11.0
Year ended December 31, 2007	$11.0	2.1	4.0	1.0	(3.3)	$14.8

(a)	Primarily foreign currency translation.
(b)	2006 relates to FHS acquisition.
2007 relates to MAPS acquisition.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).    Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at El Jarudo, which was acquired effective March 31, 2007, MAPS, which was acquired effective August 31, 2007 and MAP India, which was acquired effective December 27, 2007 and whose financial statements reflect total assets and net sales of 18.4% and 8.3%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2007. Management has opted to exclude El Jarudo, MAPS and MAP India from its assessment based upon the SEC’s comments in ‘‘Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (‘‘FAQ’’) (revised October 6, 2004)’’. The response to FAQ No. 3 states that the SEC ‘‘would not object to management referring in the report to a discussion in the registrant’s Form 10-K or 10-KSB regarding the scope of the assessment and to such disclosure noting that management excluded the acquired business from management’s report on internal control over financial reporting’’.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
James S. McElya	60	Chairman, Director, and Chief Executive Officer
Edward A. Hasler	58	President and Chief Operating Officer
Allen J. Campbell	50	Chief Financial Officer
Keith D. Stephenson	47	President, Global Body & Chassis Systems
Michael C. Verwilst	54	President, Global Fluid Systems
S.A. (Tony) Johnson	67	Lead Director
Gerald J. Cardinale	40	Director
Gary L. Convis	65	Director
Jack Daly	41	Director
Michael F. Finley	46	Director
Leo F. Mullin	65	Director
James A. Stern	57	Director
Kenneth L. Way	68	Director

James S. McElya is our Chairman of the Board of Directors and Chief Executive Officer, a position he has held since September 2006. He served as President and Chief Executive Officer from the date of the 2004 Acquisition to September 2006. He has been a director of the Company since the 2004 Acquisition. He was the President of Cooper-Standard and a Corporate Vice President of Cooper Tire from June 2000 until the 2004 Acquisition. Mr. McElya has over 32 years of automotive experience and was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC. Mr. McElya spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President and Officer of the parent company. Mr. McElya is the immediate past Chairman and current member of the Board of Directors of the Original Equipment Supplier Association, and a member of the Boards of the Motor & Equipment Manufacturers Association and the National Alliance for Accessible Golf.

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

Keith D. Stephenson is our President, Global Body & Chassis Systems, a position he has held since June of 2007. Mr. Stephenson was Chief Development Officer at Boler Company from January 2004 until October 2006. Prior to this position and through 1985, Mr. Stephenson held various senior positions at Hendrickson, a division of Boler Company, including President of International Operations, Senior Vice President of Global Business Operations and President of the Truck Systems Group.

Michael C. Verwilst is our President, Global Fluid Systems, a position he has held since June of 2007. Mr. Verwilst joined the Company in 2003 as the Vice President, Strategic Planning and Business Development. Prior to joining the Company, Mr. Verwilst was a principal with Corporate Improvement Partners from 2001 to 2003. Mr. Verwilst held many executive positions with Federal-Mogul Corporation from 1978 to 2001, including Senior Vice President of Powertrain Systems and Vice President & General Manager of Powertrain Systems – Americas.

S.A. (Tony) Johnson is the Lead Director for our Board of Directors, a position he has held since September 2006. He served as our Non-Executive Chairman from the date of the 2004 Acquisition in December 2004 to September 2006. Mr. Johnson is the founder of Hidden Creek Industries, a private industrial management company based in Minneapolis. Prior to forming Hidden Creek, Mr. Johnson served from 1986 to 1989 as President and Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson also currently serves as director of Commercial Vehicles Group Inc., a supplier of truck cab components to the Class 8 truck market. Mr. Johnson served as a director of Dura Automotive Systems, Inc., a manufacturer of mechanical assemblies and integrated systems for the automotive industry, from 1990 to 2004, serving as its Chairman from 1990 to 2003; and also served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of automotive interior trim components, from May 1990 until its sale to Lear Corporation in August 1995.

Gerald J. Cardinale has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Cardinale is a Managing Director in the Principal Investment Area at Goldman Sachs & Co. He joined Goldman Sachs in 1992 and became a Managing Director in 2002. He serves on the Boards of Directors of Alliance Films Holdings, Inc., Sensus Metering Systems Inc., Clearwire Holdings, Inc., Cequel Communications, LLC, CSI Entertainment, CW Media Holdings, Inc., Yankees Entertainment & Sports (YES) Network and Fiberlink Communications. Mr. Cardinale received an Honors B.A. from Harvard University and an M.Phil in Politics from Oxford University where he was a Rhodes Scholar.

Gary L. Convis has been a director of the Company since 2007. Mr. Convis retired in 2007 as the Chairman of Toyota Motor Manufacturing, Kentucky (TMMK), a position he held since 2006. Mr. Convis had previously served as President of TMMK since 2001. He also was a Managing Officer of Toyota Motor Corporation and Executive Vice President of Toyota Engineering and Manufacturing North America (TEMA), from 2003 until his retirement in 2007. Prior to serving in these roles, Mr. Convis spent 16 years at New United Motor Manufacturing, Inc., a joint venture between General Motors Corporation and Toyota. Mr. Convis also spent more than 20 years in various roles with General Motors and Ford Motor Company. Mr. Convis serves on the Boards of Directors of Dana Holding Corporation, Compass Automotive Group, Inc., Oorja Protonics and Achates Power LLC.

Jack Daly has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman Sachs, where he has worked since 2000. From 1998 to 2000, he was a member of the Investment Banking Division of Goldman Sachs. From 1991 to 1997, Mr. Daly was a Senior Instructor of Mechanical & Aerospace Engineering at Case Western Reserve University. Mr. Daly currently serves as a director of Clearwire Holdings, Inc., Hawker Beechcraft Corporation, Euramax Corporation and McJunkin Redman Corporation. He earned a B.S. and M.S. in Engineering from Case Western Reserve University and an M.B.A. from the Wharton School of Business.

Michael F. Finley has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. Mr. Finley received a B.A. from St. Thomas University and an M.B.A. from the University of Chicago’s Graduate School of Business. Mr. Finley currently serves on the Boards of Directors of Affinia Group Inc. and CPI International, Inc.

Leo F. Mullin has been a director of the Company since May 2005. Since September 2004, he has been a Senior Advisor on a part-time basis to Goldman Sachs Capital Partners. Mr. Mullin served as President and Chief Executive Officer of Delta Air Lines from 1997 to 1999, as Chairman and Chief Executive

Officer from 1999 to December 31, 2003 and as Chairman until his retirement on April 30, 2004. Previously, he served as Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive at First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Mr. Mullin is a director of Johnson & Johnson Corporation, Ace Limited and the privately held companies, Euramax Corporation, Educational Management Corporation, Hawker Beechcraft Corporation and Alltel Corporation.

James A. Stern has been a director of the Company since May 2007. Mr. Stern is the Chairman and founder of Cypress Advisors Inc. since 1994. Prior to this Mr. Stern had a 20 year career at Lehman Brothers. Joining as an associate in 1974, Mr. Stern advanced to Managing Director in 1982, Co-head of Investment Banking in 1988 and Head of Merchant Banking in 1989. Mr. Stern received his degree in Civil Engineering from Tufts University and a MBA from Harvard. Mr. Stern currently serves on the Boards of Directors of Lear Corporation and Affinia Group Inc., and is the Chairman of the board of trustees of Tufts University.

Kenneth L. Way has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Way is the former Chairman and CEO of Lear Corporation. Mr. Way had been affiliated with Lear Corporation and its predecessor companies for 37 years in various engineering, manufacturing and general management capacities. Mr. Way is also a director of WESCO International, Inc., Comerica, Inc. and CMS Energy Corporation.

Committees of the Board of Directors

Our Board of Directors currently has an executive committee, an audit committee, and a compensation committee.

Executive Committee

Our executive committee currently consists of four members, which include Mr. Johnson, Mr. McElya, any director who is a nominee of The Cypress Group L.L.C. (currently either Mr. Stern or Mr. Finley) and any director who is a nominee of GS Capital Partners 2000, L.P. (currently either Mr. Cardinale, Mr. Daly, or Mr. Mullin). Mr. Johnson serves as the chairman of the Executive Committee. The Executive Committee has the authority to discharge all functions of the Board of Directors in the management of our business during the interim between meetings of the Board of Directors.

Audit Committee

Our audit committee currently consists of Messrs. Way, Daly, and Finley. Mr. Way serves as the chairman of the audit committee. The Board of Directors has determined that the Company has at least one ‘‘audit committee financial expert’’ (as defined in Item 401(d)(5) of Regulation S-K), Mr. Way, serving on the Audit Committee. Mr. Way is ‘‘independent’’ as defined in the listing standards of the NASDAQ Stock Market. The audit committee is responsible for (i) reviewing and discussing with management and our independent auditors our annual audited financial statements and quarterly financial statements and any audit issues and management’s response; (ii) reviewing and discussing with management and our independent auditors our financial reporting and accounting standards and principles and significant changes in such standards and principles or their application; (iii) reviewing and discussing with management and our independent auditors our internal system of financial controls and disclosure controls and our risk assessment and management policies and activities; (iv) reviewing and evaluating the independence, qualifications, and performance of our independent auditors; (v) reviewing our legal compliance and ethics programs and investigating matters relating to management’s integrity, including adherence to standards of business conduct established in our policies; and (vi) taking such actions as may be required or permitted under applicable law to be taken by an audit committee on behalf of us and our Board of Directors.

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

Other Matters Concerning Directors

Securities and Exchange Commission regulations require the Company to describe certain legal proceedings, including bankruptcy and insolvency filings involving directors of the Company or companies of which a director was an executive officer. Mr. Mullin served as the Chief Executive Officer of Delta Air Lines, Inc. from 1997 through December 2003 and as its Chairman of the Board from 1999 through April 2004. Delta Air Lines filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis describes the key principles and material elements of the Company’s compensation policies for the ‘‘Named Executive Officers’’ of the Company identified in the ‘‘Executive Compensation’’ section which begins on page 103. Much of what is discussed below, however, applies generally to the Company’s executives and is not limited to the Named Executive Officers.

The Compensation Committee, with the assistance of independent executive compensation consultants, meets throughout the year to review executive compensation elements. In reviewing elements of compensation, the Company places considerable emphasis on performance-based compensation to ensure executives are compensated for annual and long-term Company results. Performance-based components of compensation include annual bonuses tied to annual adjusted EBITDA results, long-term incentive plan awards pertaining to three year performance periods, a stock incentive plan and a management stock purchase plan. In 2007, the Company’s management stock purchase program became effective, allowing matching of stock units by the Company for deferred compensation allocated to Company stock units by executives. The Company believes that this element of compensation will further tie executive compensation to long-term Company performance.

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

The program rewards sustained enterprise value growth through incentives that are based on the achievement of performance objectives over varying time periods. As detailed below, the Company’s incentive programs emphasize specific Company or group-wide objectives over subjective, individual goals. Discretionary features of these programs allow for the recognition of achievements which the objective performance criteria do not fully measure but which further the Company’s key strategies. Base salary is designed, in general, to be near the median of the range applicable to companies deemed comparable to the Company and performance-based compensation is designed to provide opportunities above median levels in the industries in which the Company competes for executives.

Processes Relating to Executive Compensation

In May 2006, our Board of Directors established the Compensation Committee (the ‘‘Committee’’) to assist in discharging the Board’s responsibilities relating to the compensation of the Company’s directors and executive officers and the oversight of compensation plans, policies and benefit programs. From the time of the 2004 Acquisition until the establishment of the Committee, the Board had performed these functions largely through its Chairman and certain designated directors. The Company’s human resources executives and professionals support the Committee (and previously the Board) in its work. In evaluating and determining the salary and incentive compensation of senior executives who report to our Chief Executive Officer and Chief Operating Officer, the Committee receives information from our Chief Operating Officer and recommendations from the Chief Executive Officer. The Committee as a whole, following discussions with the Chief Executive Officer, meets privately and determines the salary and incentive compensation of the Chief Executive Officer. Executives whose compensation is under consideration are not present during the Committee’s review meetings. The considerations, criteria and procedures applicable to these determinations are discussed under ‘‘Executive Compensation Components’’ beginning on page 96.

Total Compensation Review

In 2007, as in 2006, the Committee engaged Towers Perrin to assess the market competitiveness of the Company’s executive compensation program with particular focus on total direct compensation, which is comprised of base salary, annual incentive award opportunities, long-term incentive award opportunities, executive perquisites other than core health and welfare benefits, and executive severance and change-in-control benefits. Towers Perrin compared the Company’s programs in these areas with those of two comparator groups: a group of eleven automotive suppliers selected on the basis of annual sales (ranging from $907 million to $12.4 billion, with a median of $5.0 billion) and a group of 50 companies from various industrial segments also selected on the basis of annual sales (ranging from $290 million to $10.7 billion, with a median of $2.7 billion), as follows:

Automotive Supplier Revenue-Based Comparator Group

•	American Axle & Mfg	•	Eaton Corp	•	Navistar International
•	ArvinMeritor	•	Fleetwood Enterprises	•	PPG Industries Inc
•	CLARCOR Inc.	•	Hayes-Lemmerz	•	Timken Co
•	Cooper Tire & Rubber	•	Ingersoll-Rand Co Ltd

Broad Industrial Comparator Group

•	Air Products and Chemicals Inc	•	GATX Corp	•	OMNOVA Solutions Inc
•	American Axle & Mfg.	•	Harley-Davidson Inc.	•	Owens-Illinois Inc.
•	Arctic Cat Inc.	•	Harman International Industries	•	Parker-Hannifin Corp
•	ArvinMeritor Inc	•	Harsco Corp	•	Plum Creek Timber Co Inc
•	Ball Corp	•	Hayes Lemmerz	•	Rockwell Automation Inc.
•	Black & Decker Corp	•	HNI Corp	•	Smurfit-Stone Container
•	Brady Corp	•	IDEX Corporation	•	Sonoco Products Co
•	Cameron International Corp	•	ITT Corp	•	Steelcase Inc.
•	Chesapeake Corp	•	Kaman Corp	•	Sybron
•	CLARCOR Inc	•	Lafarge North America	•	Terex Corp
•	Constar International Inc	•	Louisiana-Pacific Corp	•	Thomas & Betts Corp
•	Cooper Tire & Rubber Co	•	MeadWestvaco Corp	•	Timken Co (The)
•	Donaldson Co Inc.	•	Milacron Inc.	•	Toro Co (The)
•	Dresser-Rand Group Inc	•	Mine Safety Appliances Co	•	Trinity Industries Inc
•	Fleetwood Enterprises Inc.	•	Monaco Coach Corp	•	USG Corp
•	Flowserve Corp	•	MSC Industrial Direct Co	•	Valmont Industries Inc
•	Fortune Brands Inc.	•	Navistar International Corp
Due to the large range in annual sales in the comparator groups, regression analysis was used to normalize the survey results for our Company. Premiums or discounts to the market compensation data were also applied to create duty specific market data for individual officer positions where Company officers had different assigned duties than similarly titled officers in the comparator groups.

Results of Compensation Review

The Committee reviewed the report of Towers Perrin with the Chief Executive Officer and other members of executive management. The Committee considered the Towers Perrin report in evaluating the total compensation of senior management, but did not target any percentile level among the comparator groups used in the report in determining the appropriate level of each element of compensation for the executive leadership team. The Committee also took into account distinctions between the Company’s equity-based incentive compensation programs and those offered by many of the companies in the comparator groups arising out of the fact that the Company’s stock is not publicly traded as is the case with many of the comparator group companies. In this connection, the Committee reviewed the impact of the management stock purchase program implemented in December 2006 which allows for the deferral and allocation of base and incentive compensation into stock units eligible for Company matching (described under ‘‘Executive Compensation Components – Management Stock Purchase Plan’’). Taking into account the above, the survey data generally reaffirmed that compensation of the executive leadership team was in accordance with the Company’s overall compensation strategy.

Executive Compensation Components

The elements of compensation available to the Company’s executives are:

Base Salary

Our executives are paid a base salary that is determined prior to or at the beginning of each fiscal year or upon changes in roles or positions within the Company. The Committee determines the salary of the Chief Executive Officer and, upon the recommendations of the Chief Executive Officer and Chief Operating Officer, the salaries of the executives who report to the Chief Executive Officer and the Chief Operating Officer. The salaries of other executives are determined by the executives to whom they report, upon consultation with the Chief Executive Officer and the Chief Operating Officer. Our policy is to pay base salaries that are competitive in the markets in which we compete for executives and that take into account the responsibilities and contributions of each executive. The base salary provides executives with a regular stream of income.

Bonus

Prior to or early in the fiscal year, the Committee establishes performance targets on which the annual incentive bonuses payable to senior executives with respect to that year will be based. The targets are generally set in terms of the adjusted EBITDA of the Company as a whole or, in the case of executives with responsibility for a Company division, the adjusted EBITDA of that division. Adjusted EBITDA is calculated in a manner similar to that applied with respect to the Company’s performance-based covenants under its Senior Credit Facilities and Indentures. ‘‘Adjusted EBITDA’’ (referred to as ‘‘Consolidated EBITDA’’ in the Senior Credit Facilities) is consolidated net income plus the sum of i) consolidated interest expense; ii) consolidated income tax expense; iii) any non-cash charges, losses or expenses; iv) most non-recurring fees, cash charges and other cash expenses; v) non-specified restructuring charges limited to 7.5% of consolidated EBITDA; vi) non-recurring fees, expenses or charges related to professional or financial advisory, financing, underwriting and other similar services related to equity offerings, investments, acquisitions, divestitures or recapitalizations; vii) extraordinary charges or losses; ix) losses related to discontinued operations; x) losses in respect of business or asset dispositions outside the ordinary course; and xi) non-recurring restructuring charges related to the integration of businesses acquired in certain acquisition transactions, subject to certain restrictions. For the complete definition of adjusted EBITDA see the Second Amendment to Credit Agreement dated July 26, 2007 attached as Exhibit 10.1 to the Company’s Form 8-K filed August 1, 2007. Additional adjustments are sometimes made for extraordinary events upon approval of the Compensation Committee. Adjusted EBITDA is deemed by the Company to be an appropriate objective measurement of the financial performance of the Company or division for that year. For each executive, a bonus amount payable upon achievement of the established performance target is established by the Committee (or, in the case of executives other than the Chief Executive Officer and those who report directly to him or to the Chief Operating Officer, by the individual to whom such executive reports). In the first quarter following the end of the fiscal year to which the bonus applies, the Committee determines whether, and to what extent, the applicable performance targets were achieved based on the Company’s financial results for the fiscal year. The Committee may take into account special circumstances and adjust applicable performance targets and bonuses. The annual incentive bonus is designed to focus the executive leadership team on the achievement of strong financial performance over a one-year period.

Based on the business plan of the Company approved by the Board of Directors for 2007, the Committee established specific Adjusted EBITDA performance levels for 2007 corresponding to ‘‘target’’, ‘‘threshold’’

and ‘‘superior performance’’ bonus payment amounts also established by the Committee. All the named executive officers’ bonuses were based on the performance of the Company as a whole. For all Named Executive Officers, the Compensation Committee established the following: the threshold Adjusted EBITDA level was set at $236,927,000 for a pay-out of 50% of the respective executives’ bonus percentage; the target Adjusted EBITDA level was set at $263,797,000 for a pay-out of 100% of the respective executives’ bonus percentage; and the ‘‘superior performance’’ Adjusted EBITDA level was set at $290,667,000 for a pay-out of 200% of the respective executives’ bonus percentage. The superior performance EBITDA level was deemed to represent a goal unlikely of achievement based on the assumptions underlying the business plan, except upon performance on the part of the executive leadership team and employees of the Company substantially exceeding expectations. Incentive bonus awards are determined on a linear basis for Adjusted EBITDA attainment falling (1) between the ‘‘threshold’’ and ‘‘target’’ levels, or (2) between the ‘‘target’’ and ‘‘superior performance’’ levels.

The Compensation Committee or the Board of Directors may also award special, one-time bonuses to executives to recognize and encourage specific achievements deemed to further one or more of the strategic goals of the Company. For example, in 2007, the Compensation Committee approved a special bonus of $37,500 for each member of the executive leadership team in recognition of the team’s efforts in successfully completing the acquisition of certain Metzler Automotive Profile Systems (MAPS) sealing systems businesses in August 2007, while managing the business in a difficult environment.

Long Term Incentive Compensation

The Company has a Long Term Incentive Plan (‘‘LTIP’’) which provides for the granting by the Committee of performance-based awards to executive officers covering performance periods of one year or longer. Awards are normally granted in the first quarter of each year; however, interim grants may be made in the case of new hires or promotions. At the time awards are granted, the Committee establishes performance targets and a payment scale which determines payout amounts at different levels of performance. After the end of the performance period, the Committee determines whether, and to what extent, performance targets have been achieved and the amount of any awards that have been earned. Award amounts are subject to discretionary adjustment by the Committee (they may be adjusted downward up to 80% or upward up to 150%). If a participant engages in ‘‘inimical conduct,’’ meaning an action or omission contrary to the best interest of the Company, before payment of an award is made, the payment is subject to forfeit. LTIP awards are designed to focus the executive leadership team on strong, sustained cash generation and have therefore been based on the achievement of operating cash flow objectives for the Company as a whole, generally over three-year performance periods.

In general, performance periods are three years in duration, although following the 2004 Acquisition, the Board of Directors approved pro rata LTIP awards payable with respect to a one-year performance period ending December 31, 2005 and a two-year performance period ending December 31, 2006 to compensate for the discontinued participation of Company executives in the Cooper Tire & Rubber Company Long Term Incentive Plan as of the closing date of the 2004 Acquisition. At the time LTIP awards are granted, the Committee establishes a target award amount for each executive which represents the amount the executive will receive at the conclusion of the applicable performance period if performance targets are exactly met during the period. Target award amounts are based on the level of responsibility of the executive and other performance-based factors. Target award amounts pertaining to LTIP awards for the three-year performance periods ending December 31, 2007 and 2008 were increased by the Committee in 2007 subject to the condition that grantees defer the amount of the increase and allocate it to an investment in Company stock units under the Company’s Management Stock Purchase Plan, which was established in December 2006 and is described below.

Since the 2004 Acquisition, LTIP awards have been based on the achievement of operating cash generation goals. Based on the business plan of the Company, the Committee establishes specific operating cash flow targets for the Company as a whole on an annual basis. The ‘‘target’’ performance level represents what the Committee deems to be good operating cash flow performance for the year which is reasonably capable of achievement at a high level of performance on the part of the executive leadership team and the employees of the Company, based on the assumptions and business conditions on which the business plan of the Company is based. LTIP awards for the three-year performance period ending December 31, 2007 were based on the achievement of operating cash flow targets for the years ending December 2005, 2006 and 2007. The target operating cash flow for 2005 was established at $110,100,000, for 2006 at $119,500,000 and for 2007 at $108,200,000.

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

Stock Incentive Plan

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of non-qualified and incentive stock options and other stock-based awards to employees and directors. As of December 31, 2007, the Company had 423,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain executives to purchase 212,615 shares of common stock at a price of $100 per share, which was determined by the Company to be fair market value at the time of the grant. Options are exercisable for ten years, subject to earlier expiration for reasons such as termination of employment. Shares of Company common stock acquired upon exercise of options under the plan are subject to restrictions on transfer.

Most of the option grants to executives were made upon the closing of the 2004 Acquisition or in the first year thereafter. One-half of the options granted to executives in this initial period vest on a time basis at a rate of 20% per year over five years; the remaining one-half vest on a performance basis at a rate of 20% per year that Company performance targets are reached for five years or 100% after eight years, with certain acceleration provisions. The same principles apply in the case of the options granted after the initial option grants, except that only the last three years of the five-year period are taken into account, and vesting occurs in increments of 33% rather than 20%. The performance-based options vest based on the achievement by the Company of annual Adjusted EBITDA targets. The 2006 annual Adjusted EBITDA target was $257,200,000 and the 2007 annual Adjusted EBITDA target was $307,000,000 excluding a restructuring charge for a planned closure of a facility. Although the Committee or the Board is authorized to grant options at any time, the Committee or the Board have not granted options on an annual or other regular or prescribed basis. The Committee considers Stock Incentive Plan options to be a key element of executive compensation that directly aligns the interests of the executive leadership team with those of stockholders and emphasizes sustained growth of enterprise value as a performance objective.

Management Stock Purchase Plan

The Company maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature referred to as the ‘‘Management Stock Purchase Plan’’ was established which provides participants the opportunity to ‘‘purchase’’ Company stock units with income deferred under the deferred compensation plan at a price based on the fair value of Company common stock determined on a semi-annual basis by the Committee. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to an annual aggregate cap for all executives of $1,500,000 worth of matching units or 15,000 matching units, whichever is less. The Committee can increase the cap in any year. If the matching units are over-subscribed in a given year, participants receive a pro rata number of matching units based on the amount of stock units the participant purchased that year through deferrals. Matching units vest ratably over a three-year period, and may vest earlier upon a participant’s death, disability, retirement or termination by the company without cause or by the participant for good reason. Matching units also become 100% vested upon the occurrence of a change in control of the Company for participants who are employed with the Company immediately prior to such change in control. Stock units are distributed to participants in the form of actual shares of the Company’s common stock, subject to restrictions on transfer, at a time in the future designated by the participant (though at its sole discretion, the Company may pay purchased units out in cash – matching units are always distributed in shares of common stock). Participants were eligible to defer and allocate portions of their base salary, bonuses and long term incentive plan payments for 2007 and bonuses and long-term incentive plan payments for performance period ending December 31, 2006 but which were paid in March of 2007, to stock units. Matching stock units were awarded as of December 31, 2007. A variety of other deemed fixed income and equity investment options are also available under this plan (which mirror the investment options available under the Company’s qualified 401(k) plans), though deferrals allocated to such options are not matched. Timing and form of payment are elected each year with respect to deferrals made for that year. Executives may elect to receive payment beginning either at separation from service or at an otherwise specified date (generally at least three years after the year in which the deferrals are made). The form payable for a given year’s deferral account can be any of the following: (i) single lump sum; (ii) annual installments for five years; (iii) annual installments for ten years; (iv) a specified percentage of the account paid as a lump sum, and the remainder paid in either five annual installments or ten annual installments. The Committee considers the Management Stock Purchase Plan as an important component of its incentive-based compensation program which, like the Stock Incentive Plan, aligns the interests of management with those of stockholders and emphasizes the sustained growth of enterprise value. The Management Stock Purchase Plan is available to a broader group of executives than those who currently hold options under the Stock Incentive Plan.

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

Defined Benefit Retirement Plans

The Cooper-Standard Automotive Inc. Salaried Retirement Plan (‘‘CSA Retirement Plan’’) is a defined benefit plan that covers all non-union employees of the Company in the United States, including the Named Executive Officers. The CSA Retirement Plan is funded by Company contributions only. There are two types of benefits under the plan, a cash balance benefit and a final average pay benefit. There are two separate ‘‘grandfathered’’ final average pay formulas in the plan, but only one of those formulas applies for purposes of the Named Executive Officers whose benefits are governed by final average pay provisions, so that formula is described herein. The final average pay benefit was closed effective January 1, 2002 with respect to any participant who was not at least 40 years of age and had at least 15 years of earned service as of that date.

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

The Company maintains the Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan (the ‘‘Supplementary Benefit Plan’’) for the benefit of certain employees (those who are members of a select group of highly-compensated executive employees, including the Named Executive Officers). The Supplementary Benefit Plan provides for an additional pension benefit that is designed to compensate for any reduced benefits under the CSA Retirement Plan due to limits imposed by the Internal Revenue Code of 1986, as amended (the ‘‘Internal Revenue Code’’). The Supplementary Benefit Plan is also designed to provide Mr. McElya a final average pay benefit as if he were eligible for the benefits described under ‘‘Final Average Pay Design’’ below. For cash balance participants, the Supplementary Benefit Plan also provides for an enhanced pay credit as further described under the heading ‘‘Determination of Benefits Under Plans’’ below.

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

Sum of Age and Years of Service	CSA Retirement Plan Applicable Percentage*	Supplementary Benefit Plan Applicable Percentage**
Up to 35	3.0%	6.0%
36 – 50	4.0%	8.0%
51 – 65	5.5%	11.0%
66 – 80	7.5%	15.0%
over 80	10.0%	20.0%

*	The CSA Retirement Plan provides a pay credit equal to the executive’s Compensation, subject to qualified plan limitations under the Internal Revenue Code, times the percentage listed under the ‘‘CSA Retirement Plan Applicable Percentage’’ heading above.

**	The Supplementary Benefit Plan provides a pay credit equal to the difference between (1) the executive’s Compensation, without regard to qualified plan limitations, times the percentage listed under the ‘‘Supplementary Benefit Plan Applicable Percentage’’ heading above, and (2) the pay credit provided under the CSA Retirement Plan.

Annual interest credits are also added to a participant’s cash balance account each year. This credit is calculated by multiplying the cash balance account as of the end of the prior year by an interest rate that is equal to the annual yield statistic for 30-year U.S. Treasury securities for the month of October of the prior year.

Benefits fully vest upon 5 years of service, with no benefits vested for less than 5 years of service. Service is measured based on an elapsed time basis from date of hire. The 5 year vesting requirement changes to 3 years in 2008.

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

Benefits are payable at termination either in the form of a lump sum or an annuity (the default form and time under the nonqualified plan is a lump sum at separation from service). The lump sum is equal to the cash balance account value at the time of distribution (plus an additional amount, if applicable, associated with the procedure described above for those who had an opening account balance established as of January 1, 2002). The immediate annuity payable is the actuarial equivalent of the normal retirement annuity benefit as described above, except in the event of early retirement, as described below.

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

Final Average Pay Design

The following highlights the basic operation of the final average pay design features of the CSA Retirement Plan and the Supplementary Benefit Plan.

The annual retirement benefit, payable as a life annuity at age 65, is equal to 1.5% multiplied by final average pay multiplied by years of service, where final average pay is determined by taking the average of the highest five calendar years of compensation within the last ten calendar years, excluding the year in which termination occurs. Compensation is determined on the same basis as that applicable to the Cash Balance Design, except lump sum severance and signing bonuses are not excluded. Benefits associated with pay in excess of qualified plan limitations are provided by the Supplementary Benefit Plan, and benefits associated with pay up to qualified plan limits are provided by the CSA Retirement Plan.

Benefits fully vest upon 5 years of service, with no benefits vested for less than 5 years of service. Service is measured based on an elapsed time basis from date of hire. The 5 year vesting requirement changes to 3 years in 2008.

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

Termination and Change in Control Benefits

Our Named Executive Officers receive certain benefits under their employment agreements with the Company upon certain termination of employment events, including following a change in control of the Company. These benefits, described in detail under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ below, are intended to ensure that the executive leadership team is able to objectively evaluate potential change in control transactions by addressing the potential personal impact of such transactions on our executives.

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

Perquisites

The Company provides each of its senior executives with a vehicle for business and personal use through the Company’s vehicle lease program or through a vehicle allowance. The Company also reimburses senior executives the cost of tax preparation and financial planning services up to a maximum of $3,000 per year. In 2007, the Company paid the costs of apartments in the area of the Company’s headquarters for one executive whose primary residence was in another state. The Committee regards the level of such perquisites to be modest and of benefit to the Company in attracting and retaining a high caliber management team.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of the Company’s compensation programs, we consider the anticipated accounting and tax implications to itself and its executives. Section 162(m) of the Internal Revenue Code limits the deductibility of compensation paid to executives in excess of $1,000,000 in a year, other than performance-based compensation meeting certain requirements. The Compensation Committee considers the anticipated tax treatment to the Company of compensation paid to executives; however, there may be instances where the Committee may conclude that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that is consistent with the Company’s overall compensation philosophy and objectives and which the Committee believes to be in the best interests of the Company.

EXECUTIVE COMPENSATION

Set forth below is information regarding compensation for services to the Company in all capacities of the following executive officers of the Company (the ‘‘Named Executive Officers’’) during the year ended December 31, 2007: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2007; and also (iv) our former Vice President, Corporate Human Resources whose employment with the Company terminated effective December 31, 2007 and who was one of the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial officer who served as an executive officer during the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus(3) (d)	Stock Awards(4) (e)	Option Awards(5) (f)		Non-Equity Incentive Plan Compensation(6) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7) (h)	All Other Compensation (i)		Total (j)
James S. McElya,	2007	$850,000	$37,500	$284,093	—		$1,456,393	$588,022	$127,282(8)		$3,343,290(21)
Chairman and Chief	2006	$800,000	$50,000	—	—		$867,630	$461,321	$103,674(9)		$2,282,625(22)
Executive Officer
Allen J. Campbell,	2007	$400,000	$37,500	$224,267	$100,578		$561,597	$72,013	$68,825(10)		$1,464,780(21)
Vice President and Chief	2006	$347,000	$50,000	—	—		$282,735	$57,019	$49,588(11)		$786,342(22)
Financial Officer
Edward Hasler,	2007	$500,000	$37,500	$416,274	$243,146		$837,652	$240,575	$63,944(12)		$2,339,091(21)
President and Chief	2006	$412,404(1)	$50,000	—	—		$474,594	$258,420	$40,567(13)		$1,235,985(22)
Operating Officer
Larry J. Beard,	2007	$365,000	$37,500	$210,293	—		$533,433	$125,665	$51,185(14)		$1,323,076(21)
Vice President Strategic	2006	$350,000	$50,000	—	—		$257,251	$54,834	$36,096(15)		$748,181(22)
Planning and Business
Development
Michael C. Verwilst,	2007	$325,673(2)	$37,500	$175,028	$95,044		$400,118	$61,394	$43,491(16)		$1,138,248(21)
President Global Fluid	2006	$285,000	$50,000	—	—		$221,477	$46,691	$33,092(17)		$636,260(22)
Systems
Gary Phillips,	2007	$300,000	$37,500	$500,088	$95,044	(18)	$378,391	$69,948	$1,132,531	(19)	$2,513,502(21)
Vice President,	2006	$275,000	$50,000	—	—		$215,330	$49,380	$34,263	(20)	$623,973(22)
Corporate Human
Resources

(1)	Mr. Hasler served as President, Global Sealing Systems through September 3, 2006 at an annualized salary of $375,000; he was promoted to President and Chief Operating Officer as of September 4, 2006 at which time his annualized salary was increased to $500,000.
(2)	Mr. Verwilst served as Vice President, Strategic Planning and Business Development through June 17, 2007 at an annualized salary of $300,000; he was promoted to President, Global Fluid Systems as of June 18, 2007 at which time his annualized salary was increased to $350,000.
(3)	The amount shown in column (d) represents for each Named Executive Officer a special, discretionary bonus awarded by the Board of Directors of the Company in 2007 and 2006. Incentive cash compensation earned during the fiscal year based on pre-established criteria approved by the Compensation Committee under the Company’s incentive bonus program and Long Term Incentive Plan is reported in column (g).

(4)	The amount shown in column (e) represents the compensation cost associated with Company matching units under the Management Stock Purchase Plan as determined in accordance with FAS 123(R). See Note 17 of the Company’s financial statements for 2007 for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS 123(R) value will ever be realized. Description of the Management Stock Purchase Plan is found under Executive Compensation Components.
(5)	The amount shown in column (f) represents the compensation costs of stock option awards granted in 2007 for financial reporting purposes under FAS 123(R). See Note 17 of the Company’s financial statements for 2007 for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS123(R) value will ever be realized.
(6)	The amount shown in column (g) represents: for 2007: the sum of: (i) bonus payments for 2007 under the Company’s annual incentive bonus program of, for Mr. McElya, $1,052,300; for Mr. Campbell, $321,880; for Mr. Hasler, $495,200; for Mr. Beard, $293,716; for Mr. Verwilst, $263,137; and for Mr. Phillips, $241,410 and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2007 of, for Mr. McElya, $404,093; for Mr. Campbell, $239,717; for Mr. Hasler, $342,452; for Mr. Beard, $239,717; for Mr. Verwilst, $136,981; and for Mr. Phillips, $136,981; and for 2006: the sum of: (i) bonus payments for 2006 under the Company’s annual incentive bonus program of, for Mr. McElya, $756,522; for Mr. Campbell, $213,292; for Mr. Hasler, $405,151; for Mr. Beard, $187,808; for Mr. Verwilst, $175,182; and for Mr. Phillips $169,035; and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2006 of, for Mr. McElya, $111,108; for Mr. Campbell, $69,443; for Mr. Hasler, $69,443; for Mr. Beard, $69,443; for Mr. Verwilst, $46,295; and for Mr. Phillips, $46,295.
(7)	The amount shown in column (h) represents for each Named Executive Officer the sum of the aggregate change in the actuarial present value of accumulated benefits under all defined benefit and actuarial pension plans (qualified and non-qualified, including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year.
(8)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $105,250); the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(9)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $79,171); the cost of a Company-provided apartment; the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(10)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $43,153); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(11)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $32,419); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(12)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $60,726); and life insurance premiums paid by the Company.
(13)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $37,821); and life insurance premiums paid by the Company.
(14)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $39,568); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(15)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $30,111); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(16)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $35,079); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(17)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $26,827); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(18)	Of the 2,111 options granted to Mr. Phillips on March 15, 2007, 656 options vested prior to Mr. Phillips’s termination of employment, effective December 31, 2007. The remaining 1,455 options were forfeited.
(19)	Mr. Phillips’s employment terminated effective December 31, 2007. The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $33,141); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; life insurance premiums paid by the Company; and the amount of the compensation payable to Mr. Phillips upon the termination of his employment that was the responsibility of the Company ($1,087,618).
(20)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $26,024); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(21)	The percentages of total compensation in 2007 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 25.4%, bonus 44.7%; for Mr. Campbell, base salary 27.3%, bonus 40.9%; for Mr. Hasler, base salary 21.4%, bonus 37.4%; for Mr. Beard, base salary 27.6%, bonus 43.2%; Mr. Verwilst, base salary 28.6%, bonus 38.4%; Mr. Phillips, base salary 11.9%, bonus 16.5%.
(22)	The percentages of total compensation in 2006 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 35.0%, bonus 40.2%; for Mr. Campbell, base salary 44.1%, bonus 42.3%; for Mr. Hasler, base salary 33.4%, bonus 42.4%; for Mr. Beard, base salary 46.8%, bonus 41.1%; Mr. Verwilst, base salary 44.8%, bonus 42.7%; Mr. Phillips, base salary 44.1%, bonus 42.5%.

Non-Equity Incentive Plan Compensation – Annual Incentive Bonus

For 2007, the Committee established an annual incentive bonus target amount for each member of the executive leadership team based on a percentage of base salary. With respect to the Named Executive Officers, the percentage was 100% for Mr. McElya, 80% for Mr. Hasler and 65% for Messrs. Campbell, Beard, Verwilst and Phillips. The annual incentive bonus target amounts are based on the levels of responsibility of the executives and other performance-based factors. Incentive bonus amounts actually paid for 2007 performance are set forth in footnote (6) under column (g) of the above Summary Compensation Table.

2007 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding plan-based awards made to the Named Executive Officers during 2007 that provide for possible future payouts.

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(6) (i)	All Other Option Awards; Number of Securities Underlying Options (#)(4) (j)		Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(7) (l)
		Threshold (c)		Target (d)	Maximum(3) (e)
James S. McElya	1/1/2007	$175,000		$350,000	Not applicable	—	—		—	—
	12/31/2007					2,367	—		—	$284,093
Allen J. Campbell	1/1/2007	$100,000		$200,000	Not applicable	—	—		—	—
	3/15/2007					—	2,236		$100	$100,578
	12/31/2007					1,869	—		—	$224,267
Edward A. Hasler	1/1/2007	$175,000		$350,000	Not applicable	—	—		—	—
	3/15/2007					—	5,402		$100	$243,146
	12/31/2007					3,469	—		—	$416,274
Larry J. Beard	1/1/2007	$100,000		$200,000	Not applicable	—	—		—	—
	12/31/2007					1,752	—		—	$210,293
Michael C. Verwilst	1/1/2007	$100,000		$200,000	Not applicable	—	—		—	—
	3/15/2007					—	2,111		$100	$95,044
	12/31/2007					1,459	—		—	$175,028
Gary Phillips	1/1/2007	$0	(2)	$0(2)	—(2)	—	—		—	—
	3/15/2007					—	2,111	(5)	$100	$95,044
	12/31/2007					4,167	—		—	$500,088

(1)	The non-equity incentive plan awards represent 2007 awards granted by the Compensation Committee to the Named Executive Officers under the Company’s Long Term Incentive Plan based on the achievement of operating cash flow objectives in the performance period beginning January 1, 2007 and ending December 31, 2009 (‘‘2007 LTIP Awards’’). 2007 LTIP Awards are payable in the first quarter of 2010, depending on the level of achievement of established targets and the approval of the Compensation Committee. The determination of award amounts under the Long Term Incentive Plan is described under ‘‘Long-Term Incentive Compensation’’ under the Executive Compensation Components section. The amounts set forth in footnote (3) under column (g) of the Summary Compensation Table do not pertain to the 2007 LTIP Awards; they reflect payments under a 2005 LTIP award granted by the Compensation Committee under the Long Term Incentive Plan based on the performance period beginning January 1, 2005 and ending December 31, 2007.
(2)	Mr. Phillips’ employment with the Company terminated as of December 31, 2007. He is not eligible for future payouts under non-equity incentive plan awards payable with respect to performance periods ending after 2007.
(3)	The 2007 LTIP does not provide for a maximum payout; the amount of the payout increases by 10% for each 1% increase in the actual level of achievement above the target level.

(4)	The amounts shown in column (j) represent the stock option awards granted March 15, 2007 under the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan.
(5)	Due to Mr. Phillips’ employment terminating as of December 31, 2007, he vested in 656 options and forfeited 1,455 options.
(6)	Represents total stock units awarded under the Management Stock Purchase Plan on December 31, 2007. See Management Stock Purchase Plan under the Executive Compensation Components section for more information about the determination of awards under this plan.
(7)	See Note 17 of the Company’s financial statements for 2007 for the assumptions made in determining FAS 123(R) values.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table sets forth information concerning outstanding stock option awards and stock units under the Management Stock Purchase Plan held by the Named Executive Officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(2) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3) (d)	Option Exercise Price (e)	Option Expiration Date(4) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested(11) (h)
James S. McElya	23,870	20,853	$100	12/23/2014	2,367	(5)	$284,093
Allen J. Campbell	11,937	10,425	$100	12/23/2014	1,869	(6)	$224,267
	695	1,541	$100	3/15/2017	—
Edward A. Hasler	13,130	11,468	$100	12/23/2014	3,469	(7)	$416,274
	1,681	3,721	$100	3/15/2017	—
Larry J. Beard	13,130	11,468	$100	12/23/2014	1,752	(8)	$210,293
Michael C. Verwilst	9,548	8,341	$100	12/23/2014	1,459	(9)	$175,028
	656	1,455	$100	3/15/2017	—
Gary Phillips	9,548	—	$100	3/30/2008	—	(10)	$0
	656	—	$100	3/30/2008(4)	—

(1)	All of the amounts presented in this portion of the table relate to options to purchase shares of the Company’s Common Stock granted to the Named Executive Officers under the Company’s Stock Incentive Plan. Options listed above with an Option Expiration Date of December 23, 2014 were granted on December 23, 2004, and those with an Option Expiration Date of March 15, 2017 were granted on March 15, 2007.
(2)	Represents time-based options and performance-based options which have vested and were exercisable as of December 31, 2007 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 13,417 shares time-based and 10,453 shares performance-based; for Mr. Campbell, 7,081 shares time-based and 5,551 shares performance-based; for Mr. Hasler, 8,280 shares time-based and 6,531 shares performance-based; for Mr. Beard, 7,380 shares time-based and 5,750 shares performance-based; for Mr. Verwilst, 5,718 shares time-based and 4,486 shares performance-based; for Mr. Phillips, 5,718 shares time-based and 4,486 shares performance-based.
(3)	Represents outstanding time-based options and performance-based options which have not been earned or vested and were unexercisable as of December 31, 2007 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 8,945 shares time-based and 11,908 shares performance-based; for Mr. Campbell, 5,218 shares time-based and 6,748 shares performance-based; for Mr. Hasler, 6,720 shares time-based and 8,469 shares performance-based;

for Mr. Beard, 4,919 shares time-based and 6,549 shares performance-based; for Mr. Verwilst, 4,282 shares time-based and 5,514 shares performance-based.
(4)	Options expire on the earliest to occur of: (i) the tenth anniversary of the date of grant; (ii) the first anniversary of the date of the optionee’s termination of employment due to death, disability, retirement at normal retirement age or the sale by the Company (not constituting a change of control) of the business in which the optionee was employed; (iii) 90 days following the date of the optionee’s termination of employment without cause (or for reasons other than those described in (ii)); or (iv) on the date of the optionee’s termination of Employment for cause. Mr. Phillips employment with the Company terminated on December 31, 2007.
(5)	Represents 2,367 stock units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan. These matching units vest ratably over a three year period beginning on December 31, 2008. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(6)	Represents 1,869 stock units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan. These matching units vest ratably over a three year period beginning on December 31, 2008. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(7)	Represents 3,469 stock units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan. These matching units vest ratably over a three year period beginning on December 31, 2008. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(8)	Represents 1,752 stock units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan. These matching units vest ratably over a three year period beginning on December 31, 2008. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(9)	Represents 1,459 stock units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan. These matching units vest ratably over a three year period beginning on December 31, 2008. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(10)	Mr. Phillips terminated employment on December 31, 2007 and his matching units under the Management Stock Purchase Plan were immediately vested as of that date. See Option Exercises and Stock Vested table.
(11)	The values in column (h) equal the total number of matching stock units under the Management Stock Purchase Plan for each Named Executive Officer multiplied by the value of Company common stock as of December 31, 2007, which was $120.

2007 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2007 for our Named Executive Officers. No stock options were exercised by our Named Executive Officers in 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
James S. McElya	—	—	—	—
Allen J. Campbell	—	—	—	—
Edward A. Hasler	—	—	—	—
Larry J. Beard	—	—	—	—
Michael C. Verwilst	—	—	—	—
Gary Phillips(1)	—	—	4,167	$500,088

(1)	Represents 4,167 stock units granted on December 31, 2007 under the Management Stock Purchase Plan that became immediately vested as a result of Mr. Phillips’ termination of employment on December 31, 2007, based on the fair market value of Company common stock on such date as determined in accordance with the plan, which was $120.

2007 PENSION BENEFITS

The following table sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under the CSA Retirement Plan and the non-qualified defined benefit portion of the Supplementary Benefit Plan as described in ‘‘Retirement Plan Benefits’’ under the Executive Compensation Components section, assuming benefits are paid at normal retirement age or the earliest retirement age at which participants receive unreduced benefits, based on current levels of compensation. The table also shows the number of years of credited service under each plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2007.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)		Present Value of Accumulated Benefit(1) ($) (d)		Payments During Last Fiscal Year ($) (e)
James S. McElya	CSA Retirement Plan(2)	7.67		$81,373		$0
	Supplementary Benefit Plan(3)	11.67	(4)	$1,702,341		$0
Allen J. Campbell	CSA Retirement Plan(2)	9.00		$111,086		$0
	Supplementary Benefit Plan(5)	9.00		$156,795		$0
Edward A. Hasler	CSA Retirement Plan(6)	20.75		$540,041		$0
	Supplementary Benefit Plan(6)	20.75		$644,174		$0
Larry J. Beard	CSA Retirement Plan(2)	7.67		$80,836		$0
	Supplementary Benefit Plan(5)	7.67		$173,074		$0
Michael C. Verwilst	CSA Retirement Plan(2)(7)	4.50		$48,973		$0
	Supplementary Benefit Plan(5)(7)	4.50		$102,384		$0
Gary T. Philips	CSA Retirement Plan(2)	7.67		$82,498	(8)	$0	(8)
	Supplementary Benefit Plan(5)	7.67		$192,737	(8)	$0	(8)

(1)	Present values determined using a September 30, 2007 measurement date and reflect benefits accrued based on service and pay earned through such date. Figures are determined based on post-commencement valuation mortality (UP 1994 table) and commencement of benefits at age 65, except for Mr. McElya and Mr. Hasler, who were assumed to retire at age 62 because they are eligible for unreduced benefits at that age as discussed in footnotes (3) and (6) below. The assumed discount rate as of the measurement date is 6.25%.
(2)	Messrs. McElya, Campbell, Beard, Verwilst, and Phillips are covered under the cash balance design for purposes of the qualified CSA Retirement Plan.
(3)	Mr. McElya receives two types of defined benefit under the Supplementary Benefit Plan. He receives a non-qualified cash balance benefit determined under usual terms. In addition, he receives a benefit determined under the final average pay design, offset by the annuity-equivalent of his qualified and nonqualified cash balance benefits. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.
(4)	Mr. McElya is granted four years of additional service in the Supplementary Benefit Plan to compensate for lost (non-vested) benefits accrued with his previous employer prior to joining the Company in January 2000.
(5)	Messrs. Campbell, Beard, Verwilst, and Phillips are covered under the cash balance design for purposes of the non-qualified Supplementary Benefit Plan.
(6)	Mr. Hasler is covered under the final average pay design for both the qualified CSA Retirement Plan and the non-qualified Supplementary Benefit Plan. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.
(7)	Mr. Verwilst has not met the 5 year vesting requirement.
(8)	Mr. Phillips’s employment terminated on December 31, 2007. The figures above are equal to his actual cash balance values under each plan as of December 31, 2007. Mr. Phillips has not yet made a final election for distribution of these benefits.

2007 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth annual executive and company contributions under non-qualified deferred compensation provisions of the Executive Deferred Compensation Plan and the non-qualified defined contribution portion of the Supplementary Benefit Plan, as well each Named Executive Officer’s withdrawals, earnings and fiscal-year end balances in those plans.

	Executive Contributions in Last FY(1) (b)	Registrant Contributions in Last FY(2) (c)	Aggregate Earnings in Last FY (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FY End (f)
Name (a)
James S. McElya	$284,093	$382,593	$146,477	$0	$2,632,042
Allen J. Campbell	$222,975	$260,670	$2,428	$0	$564,813
Edward A. Hasler	$414,463	$470,250	$5,082	$0	$965,869
Larry J. Beard	$293,891	$243,111	$27,914	$0	$902,893
Michael J. Verwilst	$174,565	$203,357	$2,704	$0	$432,747
Gary Philips	$498,573	$526,479	$3,003	$0	$1,180,467	(3)

(1)	Amounts represent deferrals under the Executive Deferred Compensation Plan related to: annual bonus and long-term incentive payments for the performance period ending December 31, 2006, paid in 2007; base salary for 2007; and annual and long-term incentive payments for the performance period ending December 31, 2007, paid in 2008 (which have been reflected here because a matching contribution on such deferrals was credited as of December 31, 2007 under the Management Stock Purchase Plan feature).
(2)	Amounts are included in columns (e) and (i) of the Summary Compensation Table and represent nonqualified Company matching contributions under the Supplementary Benefit Plan as well as the Executive Deferred Compensation Plan. The Company match under the Executive Deferred Compensation Plan is made in stock units under the Management Stock Purchase Plan feature, which is more fully described in the Executive Compensation Components section.
(3)	Amount to be paid out in 2008 to Mr. Phillips attributable to his nonqualified defined contribution balance in the Supplementary Benefit Plan plus his balance in the Executive Deferred Compensation Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Named Executive Officers have entered into employment agreements with the Company which provide for certain benefits upon termination of employment, including termination following a change in control as defined in the Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan (the ‘‘Change in Control Plan’’). The table below shows estimates of the value of compensation that would be payable to each Named Executive Officer upon termination of employment with the Company under certain circumstances. As indicated in the table, compensation upon termination of employment varies depending on the circumstances of the termination and whether or not it occurred following a change in control. Amounts presented in the table are calculated as if the employment of the executive terminated effective December 31, 2007. Payments due to any one of the Named Executive Officers upon actual termination of employment can only be determined at the time of termination. There can be no assurance that an actual termination or change in control would produce the same or similar results as those described below if it were to occur on any other date and if the actual circumstances at the time of termination.

Amounts accrued under the normal terms of our pension and deferred compensation plans are not included in this table. Information concerning pension benefits and deferred compensation disclosures is presented under ‘‘Pension Benefits’’, beginning on page 110, and ‘‘Nonqualified Deferred Compensation’’, beginning on page 111, respectively. Similarly, information concerning vested equity awards is not included in the table, and is presented under ‘‘Outstanding Equity Awards at Fiscal Year End’’, beginning on page 107.

Name		Severance Payment(1)	Pension Enhancement(2)	Health/Life(3)	Outplacement Services(4)	Accelerated Vesting of Equity Awards(5)	Gross Up(6)	Totals
James S. McElya
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$6,744,376	$1,616,049	$549,453	$50,000	$366,853	$3,454,158	$12,780,889
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$5,248,616	$1,616,049	$548,555	$50,000	$178,896	N/A	$7,642,116
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$6,650,107	$2,172,166	$139,185	—	—	N/A	$8,961,458
•	Termination due to Disability	$6,650,107	$2,172,166	$548,555	—	—	N/A	$9,370,828
Allen J.Campbell
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$2,194,468	$143,481	$424,931	$50,000	$210,028	$1,172,409	$4,195,317
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,251,100	$118,868	$32,736	—	$104,355	N/A	$1,507,059
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—

Name		Severance Payment(1)	Pension Enhancement(2)	Health/Life(3)	Outplacement Services(4)	Accelerated Vesting of Equity Awards(5)	Gross Up(6)	Totals
•	Termination due to Death	$543,368	—	—	—	—	N/A	$543,368
•	Termination due to Disability	$543,368	—	—	—	—	N/A	$543,368
Edward A. Hasler
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$3,009,968	$514,579	$300,349	$50,000	$266,081	$1,618,658	$5,759,635
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,591,666	$514,579	$35,723	—	$134,405	N/A	$2,276,373
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$918,302	—	—	—	—	N/A	$918,302
•	Termination due to Disability	$918,302	—	—	—	—	N/A	$918,302
Larry J. Beard
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$2,093,368	$207,624	$388,611	$50,000	$201,769	$1,068,916	$4,010,288
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,185,000	$150,555	$41,140	—	$98,392	N/A	$1,475,087
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$543,368	—	—	—	—	N/A	$543,368
•	Termination due to Disability	$543,368	—	—	—	—	N/A	$543,368
Michael C. Verwilst
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$1,771,789	$276,358	$481,403	$50,000	$182,906	$1,115,405	$3,877,861
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,070,500	$267,970	$42,112	—	$85,632	N/A	$1,466,214
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$351,289	—	—	—	—	N/A	$351,289
•	Termination due to Disability	$351,289	—	—	—	—	N/A	$351,289
Gary Phillips(7)		$957,500	$130,118	$54,872	—	$132,800	N/A	$1,275,290

(1)	Cash severance is generally paid in a lump sum at termination. Cash severance amounts estimated above are based on providing executives with prorated outstanding incentive awards and a multiple of the sum of (i) their annual base rate of salary at date of termination plus (ii) their target annual bonus for the year prior to termination, with such multiple equal to three (3) for Mr. McElya and two (2) for Messrs. Campbell, Hasler, Beard, Verwilst and Phillips. If the termination occurs following a change of control, each Named Executive officer’s cash severance is increased by one additional year’s base salary. Further description of the terms applicable to cash severance payments is included under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ beginning on page 115.
(2)	The pension enhancement provides for payment of the present value of the additional accrued benefit that would otherwise be due from the Company’s qualified and non-qualified pension plans had the executive continued in active service for a specified number of years beyond termination, with such number of years equal to three (3) for Mr. McElya and two (2) for Messrs. Campbell, Hasler, Beard, Verwilst and Phillips. Pension-eligible earnings to be used for these calculations depend on the circumstances of the termination, described under ‘‘Terms Applicable to Payments Upon Termination of Employment’’ beginning on page 115.
(3)	Health and life insurance benefits are continued for the Named Executive Officers and their covered dependents after termination of employment under certain circumstances. In such cases, the commitment is generally to provide for coverage for these benefits in a manner such that (i) benefits provided are substantially similar to those at termination and (ii) recipients of such benefits will not pay higher share of cost for such benefits than had been required prior to termination of employment based on elections in place at that time. Further description of the terms applicable to health and life insurance benefits is included under ‘‘Terms Applicable to Payments Upon Termination of Employment,’’ beginning on page 115.
(4)	Under Mr. McElya’s employment agreement, payment of the cost of outplacement services is provided in an amount up to 15% of his annual base salary at the time of termination, and for purposes of the computations above, actual reimbursement was assumed not to exceed $50,000. In addition, outplacement services were assumed not to be utilized in the death and disability scenarios for Mr. McElya. Upon termination without cause (or resignation for good reason) after a change of control, all Named Executive officers are entitled to payment of the cost of outplacement services in an amount equal to the lesser of 15% of annual base salary at the time of termination, or $50,000.
(5)	Represents effect of accelerated vesting related to time-based and performance-based stock options. In the event of a change in control, outstanding and unvested time-based stock options become fully vested and exercisable, and 20% to 100% of outstanding and unvested performance-based options for the tranche applicable to the year in which the change in control occurs (and the tranche(s) applicable to future years) shall vest to the extent that cumulative consolidated EBITDA performance from the 2004 calendar year through the most recent fiscal year-end meets or exceeds 85% of cumulative performance targets for the same period (where vesting occurs on a straight-line basis between 20% and 100% depending on achievement of the performance targets between 85% and 100%).
(6)	Upon a change of control of the Company each executive may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Pursuant to the executive’s employment agreement and/or the Severance Plan, the Company has agreed to reimburse the executive for all excise taxes that are imposed on the executive pursuant to Section 280G and any income and excise taxes that are payable by the executive as a result of this reimbursement. These amounts assume that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition covenants included in the agreement. Amounts will be discounted to the extent the Company can demonstrate by clear and convincing evidence that the non-competition covenants included in the agreement substantially constrains the executive’s ability to perform services and there is a reasonable likelihood that the non-competition covenants will be enforced against the individual.

(7)	Mr. Phillips’ employment was terminated effective December 31, 2007. The amounts set forth in the table represent actual payouts that are planned to be paid out in 2008 that were the responsibility of the Company, but do not include payments by the Company to Mr. Phillips of base salary and incentive compensation earned by him as of the date of termination of his employment, which amounts are reflected in the Summary Compensation Table on page 103.

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

Mr. McElya’s Employment Agreement

On December 19, 2007, Mr. McElya’s existing employment agreement with the Company was amended and restated, primarily to provide Mr. McElya with special retirement termination benefits in the event that he terminates employment as Chief Executive Officer after January 1, 2008 with at least 90 days prior written notice and agrees to continue providing services to the Company as non-executive Chairman of the Board for a period to be mutually agreed (a ‘‘qualified retirement’’). The special retirement benefits correspond to the amounts and benefits that would otherwise be payable to Mr. McElya in connection with an involuntary termination of his employment without ‘‘cause’’, or in connection with a voluntary termination of his employment for ‘‘good reason’’, as such terms are defined in the employment agreement. Mr. McElya’s employment agreement was also amended to provide that, following a qualified retirement as described above, Mr. McElya’s stock options with Cooper-Standard Holdings Inc. (‘‘Holdings’’) will continue to vest as if he remained employed for so long as Mr. McElya continues to serve as non-executive Chairman, and his vested options upon termination as Chairman will remain exercisable until two years following the date of his termination as Chairman (or until the normal option term expiration date, if sooner).

In connection with the amendment and restatement of his employment agreement with the Company on December 19, 2007, Mr. McElya also entered into a put option agreement with Holdings and certain stockholders of Holdings related to the 20,000 shares of Holdings’ common stock that Mr. McElya purchased on December 23, 2004 (the ‘‘Purchased Shares’’). Under the terms of the put option agreement, in the event of Mr. McElya’s qualified retirement as described above, or termination of employment due to death or disability, in each case, prior to the occurrence of a qualified initial public offering of Holdings’ common stock, Mr. McElya will have the right to require Holdings to purchase his Purchased Shares for fair market value. Mr. McElya’s put right under the put option agreement is generally exercisable within 180 days following the date of his termination as non-executive Chairman of the Company or termination due to death or disability.

Mr. McElya’s amended and restated employment agreement continues to provide an initial term ending December 31, 2009 that will be automatically extended for one year periods thereafter unless either the Company or Mr. McElya provides a notice of termination by September 30 of a given year. The agreement provides Mr. McElya with an annual base salary (currently $950,000), which is to be reviewed by the Board each year. The Board may increase, but not decrease, the base salary. The agreement also provides Mr. McElya with an annual bonus opportunity based on a percentage of his base salary (currently 100%) as well as participation in the Company’s benefit plans and long-term incentive plans and programs.

If Mr. McElya terminates employment for ‘‘Good Reason’’, or the Company terminates Mr. McElya’s employment without ‘‘Cause’’, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to Mr. McElya: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any target annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) the greater of a lump sum payment equal to three times his current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination) or a sum equal to the biweekly payments that Mr. McElya would have received if he were paid at the rate of his average compensation for the remainder of the term; (iv) a lump sum payment equal to the value of three additional years of service credit under the Company’s qualified and non-qualified defined benefit pension plans, assuming his compensation under such plans for the three year period was the highest compensation paid to him during any of the preceding five years; (v) three years of continued coverage under the life, accident and health plans sponsored by the Company and in which Mr. McElya was covered immediately prior to his termination; (vi) medical and life insurance coverage for Mr. McElya and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to 15% of his annual base pay. The lump sum amounts described in clauses (iii) and (iv) of the preceding sentence are payable six months following the date of Mr. McElya’s termination of employment. If, during the first 36 months of life, medical and accident benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to Mr. McElya and his covered family members on a tax-free basis, then the Company will make an additional payment to Mr. McElya to reimburse him for the taxes due on such benefits.

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

If Mr. McElya terminates employment as a result of death or disability, then the Company will pay or provide to Mr. McElya or Mr. McElya’s beneficiaries, estate or family, as applicable, the amounts and considerations Mr. McElya would have been entitled to as if Mr. McElya’s employment had been terminated by Mr. McElya for Good Reason or by the Company without Cause immediately prior to the expiration of the current term of employment.

If Mr. McElya is terminated by the Company for Cause, Mr. McElya will be entitled to base pay and vested benefits under any plan in accordance with that plan and a pro rata portion of any incentive compensation for the year in which the termination occurs up to the date of termination.

Had Mr. McElya voluntarily elected to retire on or before December 31, 2007, Mr. McElya would have been entitled to such amounts as if he had been terminated by the Company for Cause. If Mr. McElya voluntarily elects to retire after January 1, 2008 and agrees to act as the Company’s non-executive Chairman of the Board for a mutually agreed upon term, then Mr. McElya will be entitled to the amounts and considerations Mr. McElya would have been entitled to if Mr. McElya’s employment had been terminated by Mr. McElya for Good Reason or by the Company without Cause immediately prior to the expiration of the current term of employment.

If the Company elects not to extend Mr. McElya’s employment agreement for any year after expiration of the initial term, then Mr. McElya will be treated as if he terminated employment for good reason or the Company terminated without cause and entitled to the severance pay and other benefits described above, except that such pay and benefits will not be paid until his actual termination of employment which shall be deemed effective December 31 of the year in which the Company gave notice.

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

Employment Agreements of Other Named Executive Officers

The Company has in effect employment agreements with the other four Named Executive Officers, which are substantially similar except as described below. Each agreement is effective January 1, 2007 and has an initial term ending December 31, 2009. The agreement continues for one year periods thereafter, unless the Company or Named Executive Officer provides a notice of termination at least 60 days prior to the end of any term. Under the agreement, each Named Executive Officer is paid an annual base salary, currently as follows: $600,000 for Mr. Hasler; $440,000 for Mr. Campbell; $375,000 for Mr. Beard; and $385,000 for Mr. Verwilst. The agreement provides that the Compensation Committee may increase the base salary from time to time, based upon recommendation of the Chief Executive Officer. The agreement also provides that the Named Executive Officer will be entitled to participate in such annual and long-term incentive compensation programs and benefit plans and programs as are generally provided to senior executives.

If a Named Executive Officer terminates employment for ‘‘Good Reason’’ or the Company terminates the employment of the Named Executive Officer without ‘‘Cause’’, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to the Named Executive Officer: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any annual incentive compensation amounts for which the performance period has not ended; (iii) a lump sum payment equal to two times the executive’s current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination); (iv) a lump sum payment equal to the value of two additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for such period was the same as the compensation paid to him during the year preceding his termination of employment; and (v) two years of continued coverage under the life and health plans sponsored by the Company at the same cost to the executive as is being charged to active employees.

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

If the Company elects not to extend the Named Executive Officer’s employment agreement for any year after expiration of the initial term, then the Named Executive Officer will be treated as if he were terminated by the Company without Cause and entitled to the severance pay and other benefits described above, except that such pay and benefits will not be paid until his actual termination of employment and if his actual termination occurs between ages 64 and 65, his severance multiplier (if higher than one) is reduced to one, and if after age 65, the executive will not be entitled to any severance payment or other benefits under the agreement.

In exchange for the benefits provided under the agreement, the Named Executive Officers agree not to compete with the Company or solicit or interfere with any Company employee or customer for a two-year period after his termination of employment, and not to disclose confidential and proprietary Company information. Each Named Executive Officer is also required to execute a release of all claims against the Company as a condition to receiving the severance payment and benefits, if applicable.

Change of Control Severance Plan

If the Named Executive Officers are terminated following a change of control of the Company, then in lieu of the severance payments and benefits described above, the executives are entitled to the severance pay and benefits provided under the Company’s Change of Control Severance Pay Plan. Under the plan, if within two years following a ‘‘Change of Control’’ of the Company as defined in the plan and described below, a Named Executive Officer is terminated by the Company (or its successor in the change of control transaction) without ‘‘Cause’’ as defined in the plan and described below, or terminates his employment for certain reasons, then the Company (or its successor) will pay or provide to the Named Executive Officer: (i) an amount equal to one year of his annual base salary; (ii) a pro rata payment of any annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) a lump sum payment equal to three (for Mr. McElya) and two (for all other Named Executive Officers) times his current annual base salary plus his annual target bonus amount (for the year preceding the year of the change of control); (iv) a lump sum payment equal to the value of three (for Mr. McElya) and two (for all other Named Executive Officers) additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for respective period was the highest compensation paid to the executive during any of the preceding five years; (v) three years (for Mr. McElya) and two years (for all other Named Executive Officers) of continued coverage under the life and health plans sponsored by the Company and in which the executive was covered immediately prior to his termination; (vi) medical and life insurance coverage for the Named Executive Officer and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents, at the same cost as was being charged to the Named Executive Officer immediately prior to the change of control; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to the lesser of 15% of the Executive’s annual base pay or $50,000. If, during the first 36 months (for Mr. McElya) or 24 months (for all other Named Executive Officers) of life and medical benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to the Named Executive Officer and his covered family members on a tax-free basis, then the Company will make an additional payment to the Named Executive Officer to reimburse him for the taxes due on such benefits. In addition, under the Supplementary Benefit Plan (as described in the Executive Compensation Components section), participants receive a lump sum payout of the present value of their accrued benefits under this plan within 60 days after a termination of employment as described in this paragraph.

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

Termination for ‘‘Cause’’ under the plan has the same meaning as termination for Cause under Mr. McElya’s employment agreement, described above. The circumstances that constitute reasons under the plan for which a Named Executive Officer may terminate his employment and be entitled to severance benefits as if he was terminated without Cause are as follows: (i) for Messrs. McElya, Hasler, Campbell, Beard and Verwilst, a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive immediately prior to the Change in Control, (ii) a reduction in the executive’s base salary or opportunities for incentive compensation under applicable Company plans and programs, (iii) the termination or denial of the executive’s rights to employee benefits or a reduction in the scope or aggregate value thereof, (iv) any material breach of its obligations under the plan by the Company or any successor or (v) a requirement by the Company that the executive move his principal work location more than 50 miles; in each case other than (v) unless remedied by the Company within ten calendar days following notice from the executive of such circumstances. Under the plan, Mr. McElya may voluntarily terminate his employment for any reason or without reason during the thirty-day period immediately following the date that is six months after a Change of Control has occurred (other than a Change of Control related to an initial public offering) and receive the severance benefits applicable to termination without Cause.

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

Finally, the plan provides that if the payment of any money or other benefit due under the plan could cause the application of an accelerated or additional tax to a Named Executive Officer under Internal Revenue Code Section 409A, such payment or benefit will be deferred or otherwise restructured to avoid such acceleration or additional tax.

If a Named Executive Officer’s employment is terminated for any other reason, then no amounts are payable under the plan.

In exchange for the benefits provided under the plan, each Named Executive Officer agrees not to compete with the Company and not to solicit or interfere with any Company employee or customer for a two-year period (for all Named Executive Officers) after his termination of employment, and agrees not to disclose confidential and proprietary Company information. Each Named Executive Officer is also required to execute a release of all claims against the Company as a condition to receiving the severance payment and benefits.

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the year ended December 31, 2007.

Name (a)	Fees Earned or Paid in Cash (b)		Stock Awards (c)		All Other Compensation (g)		Total (h)
S.A. Johnson	$121,000	(1)	—		$24,322	(7)	$145,322
Gerald J. Cardinale	—	(2)	—		—		—
Gary L. Convis	35,500	(3)	$35,500	(6)			$71,000
Jack Daly	—	(2)	—		—		—
Michael F. Finley	—	(2)	—		—		—
Leo F. Mullin	—	(2)	—		—		—
James A. Stern		(2)	—
Kenneth L. Way	$56,000	(4)	—		—		$56,000	(4)
John C. Kennedy(4)	$0	(5)	—		—		$0	(5)

(1)	Represents $115,000 for Mr. Johnson’s service as Lead Director, and $6,000 for attendance at meetings of the Board of Directors in 2007.
(2)	As officers or nominees of the Company’s Sponsors, Messrs. Cardinale, Daly, Finley, Mullin and Stern do not receive any compensation for serving as a director or member of any committee of the Board of Directors.
(3)	Represents $32,500 for Mr. Convis’ partial year outside director fee and $3,000 for attendance at two meetings of the Board of Directors in 2007.
(4)	Represents $40,000 for Mr. Way’s annual outside director fee, $10,000 for his service as Chairman of the Audit Committee and $6,000 for attendance at meetings of the Board of Directors in 2007. The annual outside director fee was increased to $65,000 for 2008. See Summary of Director compensation.
(5)	Mr. Kennedy resigned from the Board of Directors effective February 28, 2007.
(6)	The amount shown in column (c) represents the compensation costs associated with Company matching stock units allocated to Mr. Convis under the Management Stock Purchase Plan as determined in accordance with FAS 123(R). See Note 17 of the Company’s financial statements for 2007 for the assumptions made in determining the FAS 123(R) values. There can be no assurance that the FAS 123(R) value will ever be realized. A description of the Management Stock Purchase Plan can be found in the Executive Compensation Components section. The Management Stock Purchase Plan allows for non-executive directors to defer fees to the plan, and such deferred fees are allocated to Company stock units and are matched on the same basis applicable to executives.
(7)	Represents reimbursement of health care benefit premiums.

Summary of Director Compensation

None of our directors who are officers or nominees of our Sponsors receive any compensation for serving as a director or as a member or chair of a committee of the Board of Directors. Members of the Board of Directors who are not employees of the Company or officers, nominees or employees of our Sponsors are compensated with a fee in the amount of $65,000 per year, with the exception of our Lead Director, Mr. Johnson, who receives a fee of $115,000 per year. The Company also reimburses Mr. Johnson for the cost of health care benefits. Mr. Way receives an additional $10,000 per year for his service as Chairman of the Audit Committee. Our directors who are not employees of the Company or officers, nominees or employees of our Sponsors also receive $1,500 per meeting of the Board of Directors that such members attend, and are eligible to receive grants of non-qualified and incentive stock options and other stock-based awards under the Company’s Stock Incentive Plan. No options were granted under the Stock Incentive Plan to any director of the Company in 2007.

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

S. A. Johnson, Chairman
Jack Daly
Michael F. Finley

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes show information regarding the beneficial ownership of the issued and outstanding common stock of Cooper-Standard Holdings Inc. as of March 27, 2008 by (i) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Cooper-Standard Holdings Inc., (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Name and beneficial owner	Number	Percent
The Cypress Group L.L.C.(1)	1,715,000	49.2%
The Goldman Sachs Group, Inc.(2)	1,715,000	49.2
James S. McElya	20,000	*
S.A. (Tony) Johnson	5,000	*
Kenneth L. Way	2,500	*
James A. Stern(3)	—	—
Michael F. Finley(3)	—	—
Gerald J. Cardinale(4)	1,715,000	49.2
Jack Daly(4)	—	—
Leo F. Mullin(4)	1,000	*
Larry J. Beard	5,000	*
Allen J. Campbell	3,150	*
Edward A. Hasler	2,700	*
Michael C. Verwilst	3,000	*
All directors and executive officers as a group (11 persons)	42,350	1.3%

*	less than 1%.
(1)	Includes 1,624,386 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 71,337 shares of common stock owned by Cypress Merchant Banking II C.V., 15,847 shares of common stock owned by 55th Street Partners II L.P. (collectively, the ‘‘Cypress Funds’’) and 3,430 shares owned by Cypress Side-by-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The business address of these entities is c/o The Cypress Group L.L.C., 65 East 55th Street, New York, New York 10022.
(2)	The number of shares indicated as owned by The Goldman Sachs Group, Inc. (‘‘GS Group’’) reflects the number of shares of common stock that corresponds to the number of common shares held by investment partnerships (the ‘‘GS Funds’’), of which affiliates of GS Group are the general partner or managing general partner. GS Group and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own in the aggregate 1,715,000 shares of common stock which are deemed to be beneficially owned directly or indirectly by the GS Funds. Goldman, Sachs & Co. is the investment manager for certain of the GS Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of GS Group. GS Group, Goldman, Sachs & Co. and the GS Funds share voting power and investment power with certain of their respective affiliates. Shares deemed to be beneficially owned by the GS Funds consist of: (a) GS Capital Partners 2000, L.P. – 970,536 shares, (b) GS Capital Partners 2000 Offshore, L.P. – 352,656 shares, (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG – 40,565 shares, (d) GS Capital Partners 2000 Employee Fund, L.P. – 308,368 shares and (e) Goldman Sachs Direct Investment Fund 2000, L.P. – 42,875 shares. GS Group, Goldman, Sachs & Co. and their affiliates each disclaims beneficial ownership of the shares of common stock owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. The business address of these entities is c/o GS Capital Partners 2000, 85 Broad St., New York, New York 10004.
(3)	Mr. Stern is Chairman of The Cypress Group L.L.C. Mr. Finley is a Managing Director of The Cypress Group L.L.C. Mr. Stern may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds, but disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. Mr. Finley disclaims beneficial ownership of any shares held or controlled by the Cypress Funds or their affiliates.
(4)	Mr. Cardinale is a Managing Director in Goldman, Sachs & Co.’s Principal Investment Area. Mr. Cardinale disclaims beneficial ownership of any shares held or controlled by these entities or their affiliates, except to the extent of his pecuniary interest therein, if any.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Messrs. Johnson, Cardinale, Convis, Daly, Finley, Mullin, Stern and Way are ‘‘independent’’ directors as defined in the listing standards of the Nasdaq Stock Market. Mr. McElya, our Chairman and Chief Executive Officer, is not an ‘‘independent’’ director within such definition.

Item 14.    Principal Accountant Fees and Services (dollar amounts in thousands)

	Fiscal Year Ended December 31,
	2006	2007
Audit fees(1)	2,532	3,487
Audit-related fees(2)	814	861
Tax fees(3)	463	1,034
All other fees	—	—

(1)	Audit fees include services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, international statutory audits, and assistance with filing of our registration statements.
(2)	Audit related fees include services related to the audits of our employee benefit plans and consultation concerning financial accounting and reporting standards, as well as services related to transaction advisory.
(3)	Tax fees include services related to tax compliance, tax advice, and tax planning.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Documents Filed as Part of this Report on Form 10-K:

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    The Exhibits listed on the ‘‘Index to Exhibits’’ are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.		Description of Exhibit
3	.3**	Certificate of Incorporation of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
3	.4***	Certificate of Amendment of Certificate of Incorporation of Cooper-Standard Holdings Inc. dated November 12, 2007.
3	.5**	Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4	.1**	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4	.2**	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4	.3***	Supplemental Indenture No. 1, Senior Notes due 2012, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee.
4	.4***	Supplemental Indenture No. 1, Senior Subordinated Notes due 2014, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee.
4	.5**	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4	.6**	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
4	.7**	Form of 7% Senior Notes due 2012, exchange note Global Note (incorporated by reference to Exhibit 4.5 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.		Description of Exhibit
4	.8**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note (incorporated by reference to Exhibit 4.6 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4	.9**	7% Senior Notes due 2012, Rule 144A Global Note (incorporated by reference to Exhibit 4.7 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4	.10**	7% Senior Notes due 2012, Regulation S Global Note (incorporated by reference to Exhibit 4.8 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4	.11**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note (incorporated by reference to Exhibit 4.9 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
4	.12**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note (incorporated by reference to Exhibit 4.10 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).
10	.1**	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.2**	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.3**	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.4**	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.		Description of Exhibit
10	.5**	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.6		First Amendment and Consent to Credit Agreement, dated as of February 1, 2006, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).
10.7		Second Amendment to Credit Agreement, dated as of July 26, 2007, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Steffens Beheer BV, various Lender parties, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2007).
10	.8**	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.9**	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10.10		Stock and Asset Purchase Agreement, dated as of December 4, 2005, between ITT Industries, Inc. and Cooper-Standard Automotive Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2005).
10.11		First Amendment to the Stock and Asset Purchase Agreement dated February 6, 2006 between Cooper-Standard Automotive Inc. and ITT Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006).
10.12		Sale and Purchase Agreement, dated and notarized on June 9 and June 10, 2007, by and between Automotive Sealing Systems S.A., Cooper-Standard Automotive Inc. and CSA Germany GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2007).
10	.13**	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.14**	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.		Description of Exhibit
10	.15**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.16**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.17**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Larry J. Beard (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.18***	Employment Agreement, dated as of January 1, 2008, by and among Cooper-Standard Automotive Inc. and Larry J. Beard.
*10	.19**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.20	Employment Agreement, dated as of January 1, 2007, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).
*10	.21***	Employment Agreement dated as of January 1, 2008 by and among Cooper-Standard Automotive Inc. and Michael C. Verwilst.
*10	.22**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.23	Employment Agreement, dated as of January 1, 2007, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).
*10	.24**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.25***	Third Amended and Restated Employment Agreement, dated December 19, 2007, by and among Cooper-Standard Automotive Inc. and James S. McElya.

Exhibit No.		Description of Exhibit
*10	.26***	Executive Put Option Agreement, dated December 19, 2007, by and among Cooper-Standard Holdings Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000, L.P. and James S. McElya.
*10	.27**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.28**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
*10	.29	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and Leo F. Mullin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10	.30***	Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan, as Amended and Restated Effective January 1, 2008.
*10	.31***	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, as Amended and Restated Effective November 1, 2007.
*10	.32	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 2, 2005).
*10	.33***	Cooper-Standard Automotive Inc. Deferred Compensation Plan, Effective January 1, 2005 with Amendments through January 1, 2008.
*10	.34	Cooper-Standard Automotive Inc. Pre-2005 Executive Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).
*10	.35***	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2008.
*10	.36	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).
10	.37**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.38**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).
10	.39***	Limited Liability Company Agreement of Nishikawa Standard Company LLC, dated as of January 1, 2008.

Exhibit No.		Description of Exhibit
21	.1***	List of Subsidiaries
24	.1***	Powers of Attorney
31	.1***	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
31	.2***	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).
32	.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32	.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contracts and compensatory plans or arrangements
**	Reference is to Registration Statement or Amendment with Registration No. 333-123708
***	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
Date: March 31, 2008	/s/ James S. McElya
James S. McElya
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2008, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)

Helen T. Yantz

/s/ Gary L. Convis	Director

Gary L. Convis

/s/ Gerald J. Cardinale*	Director

Gerald J. Cardinale

/s/ Jack Daly	Director

Jack Daly

/s/ Michael F. Finley	Director

Michael F. Finley

/s/ S. A. (Tony) Johnson	Director

S. A. (Tony) Johnson

/s/ Leo F. Mullin	Director

Leo F. Mullin

/s/ James A. Stern	Director

James A. Stern

/s/ Kenneth L. Way	Director

Kenneth L. Way

*By:	/s/ Timothy W. Hefferon
Timothy W. Hefferon, as attorney-in-fact for the persons indicated

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders or proxy material has been sent to the registrant’s security holders.