Form 10-Q
period 2008-03-31
Cooper-Standard Holdings Inc.
filed 2008-05-13
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Number of shares of common stock of registrant outstanding, at May 5, 2008:

3,483,600 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	2007	2008
Sales	$576,261	$756,021
Cost of products sold	482,784	636,902
Gross profit	93,477	119,119
Selling, administration, & engineering expenses	48,720	67,403
Amortization of intangibles	7,809	7,836
Restructuring	4,743	2,395
Operating profit	32,205	41,485
Interest expense, net of interest income	(21,844)	(24,215)
Equity earnings	332	2,145
Other income (expense)	(1,242)	3,475
Income before income taxes	9,451	22,890
Provision for income tax expense	4,777	7,218
Net income	$4,674	$15,672

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31, 2007	March 31, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,877	$41,323
Accounts receivable, net	546,794	610,247
Inventories, net	155,321	156,304
Prepaid expenses	19,603	18,860
Other	9,674	9,586
Total current assets	772,269	836,320
Property, plant, and equipment, net	722,373	747,477
Goodwill	290,588	290,398
Intangibles, net	256,258	253,984
Other assets	120,767	124,699
	$2,162,255	$2,252,878
Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$51,999	$75,853
Accounts payable	295,638	298,920
Payroll liabilities	103,161	119,391
Accrued liabilities	78,218	83,055
Total current liabilities	529,016	577,219
Long-term debt	1,088,162	1,083,039
Pension benefits	109,101	113,816
Postretirement benefits other than pensions	76,514	76,948
Deferred tax liabilities	28,331	30,883
Other long-term liabilities	62,573	69,640
Stockholders’ equity:
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2007 and March 31, 2008, 3,483,600 shares issued and outstanding at December 31, 2007 and March 31, 2008	35	35
Additional paid-in capital	354,874	354,596
Accumulated deficit	(155,339)	(139,667)
Accumulated other comprehensive income	68,988	86,369
Total stockholders’ equity	268,558	301,333
	$2,162,255	$2,252,878

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	March 2007	March 2008
Operating Activities:
Net income	$4,674	$15,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,016	27,973
Amortization	7,809	7,836
Non-cash restructuring charges	2	58
Gain on bond repurchase	—	(1,696)
Amortization of debt issuance cost	1,301	1,128
Stock-based compensation expense	—	400
Changes in operating assets and liabilities	6,523	(29,220)
Net cash provided by operating activities	42,325	22,151
Investing activities:
Property, plant, and equipment	(17,648)	(25,652)
Acquisition of business, net of cash acquired	(10,616)	—
Other	194	145
Net cash used in investing activities	(28,070)	(25,507)
Financing activities:
Increase in short term debt	1,346	20,233
Principal payments on long-term debt	(20,412)	(7,513)
Repurchase of bonds	—	(5,306)
Other	(450)	127
Net cash provided by (used in) financing activities	(19,516)	7,541
Effects of exchange rate changes on cash	152	(3,739)
Changes in cash and cash equivalents	(5,109)	446
Cash and cash equivalents at beginning of period	56,322	40,877
Cash and cash equivalents at end of period	$51,213	$41,323

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1. Overview

Description of business

Cooper-Standard Holdings Inc. (the ‘‘Company’’), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body & chassis and fluid handling components, systems, subsystems and modules primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (‘‘OEMs’’) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2007, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2008 are not necessarily indicative of results for the full year.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized beginning on the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date of SFAS No. 123 (R). All awards granted prior to the effective date are accounted for in accordance with Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 161, ‘‘Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133’’. SFAS No. 161 requires entities, that utilize derivative instruments, to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact adopting this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations.’’ This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.’’ SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115’’. This statement permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008, but it had no impact on our financial condition or results of operations as we did not elect to apply the fair value option.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)’’. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires prospective application and is effective for non-public companies for fiscal years ending after June 15, 2007. The Company adopted the recognition provisions as of December 31, 2007, and the funded status of its defined benefit plans is reflected in its consolidated balance sheet as of December 31, 2007

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company previously measured its pension and other postretirement benefit obligations as of October 1 each year. The adoption of the measurement date provisions of SFAS No. 158 will increase long-term liabilities by approximately $3,700 and accumulated deficit by approximately $3,400, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. There will be no effect on the Company’s results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. See Note 14, Derivative Instruments and Hedging Activities for additional discussion of SFAS No. 157.

2.    Acquisitions

On August 31, 2007 the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, Belgium, and a joint venture interest in China (‘‘MAPS’’ or the ‘‘MAPS businesses’’), from Automotive Sealing Systems S.A. The MAPS businesses were acquired for $143,063 subject to an adjustment based on the difference between targeted working capital and working capital at the closing date. The adjustment is under review by the respective parties and is expected to be settled in the first half of 2008. Additionally, the Company incurred approximately $5,517 of direct acquisition costs, principally for investment banking, legal, and other professional services, for a total acquisition value under purchase accounting of $148,580.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with SFAS No. 141, ‘‘Business Combinations’’ (‘‘SFAS No. 141’’).

The acquisition of the MAPS businesses were accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of March 31, 2008. The operating results of the MAPS businesses were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation may change materially in the future as additional information becomes available, such as settlement of the working capital adjustment and final third party valuations of certain assets and liabilities.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,545
Inventories, net	33,902
Prepaid expenses	7,995
Property, plant, and equipment, net	130,697
Investments	16,531
Other assets	29,247
Total assets acquired	347,154
Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	10,635
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	18,488
Total liabilities assumed	198,574
Net assets acquired	$148,580

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

The initial analysis determined that the estimated value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of March 31,2008.

The following unaudited pro forma financial data summarizes the results of operations for the three months ended March 31, 2007, as if the MAPS acquisition had occurred as of January 1, 2007. Pro forma adjustments include liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2007, or that may be attained in the future and do not include other effects of the acquisition.

2007
Sales	$685,132
Operating Profit	38,675
Net income	6,927

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

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill, by reportable operating segment for the three months ended March 31, 2008 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2008	$153,836	$135,331	$1,421	$290,588
Adjustments to the Acquisition of El Jarudo	—	(190)	—	(190)
Balance at March 31, 2008	$153,836	$135,141	$1,421	$290,398

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2007 and March 31, 2008, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$157,897	$(59,100)	$98,797	7 to 9 years
Customer relationships	171,291	(25,484)	145,807	15 to 20 years
Developed technology	14,466	(4,603)	9,863	5 to 12 years
Trademarks and tradenames	1,700	(199)	1,501	12 to 20 years
Other	2,755	(2,465)	290
Balance at December 31, 2007	$348,109	$(91,851)	$256,258
Customer contracts	$161,326	$(65,486)	$95,840	7 to 9 years
Customer relationships	175,324	(28,299)	147,025	15 to 20 years
Developed technology	14,578	(5,094)	9,484	5 to 12 years
Trademarks and tradenames	1,700	(225)	1,475	12 to 20 years
Other	2,755	(2,595)	160
Balance at March 31, 2008	$355,683	$(101,699)	$253,984

Amortization expense totaled $7,809 and $7,836 for the three months ended March 31, 2007 and 2008, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2008.

4.    Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures were substantially completed as of March 31, 2008, although the Company will continue to incur costs until the facilities are sold.

During the first quarter of 2008, the Company recorded total costs of $667 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $31 and $769. In addition the Company received $133 for assets that were previously written off. The following table summarizes the activity for this initiative during the first quarter of 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	31	769	(133)	667
Cash payments	(464)	(810)	133	(1,141)
Balance at March 31, 2008	$342	$501	$—	$843

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was completed as of March 31, 2008 at a total cost of $3,809. During the quarter ended March 31, 2008 we reversed $9 of severance costs.

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed in 2008 at an estimated total cost of approximately $22,300. The Company recorded severance costs of $196 during the three months ended March 31, 2008. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	196	—	—	196
Cash payments	(760)	—	—	(760)
Balance at March 31, 2008	$878	$—	$—	$878

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (‘‘FHS’’), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2008 at an estimated total cost of approximately $20,100, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	345	1,110	—	1,455
Cash payments	(1,323)	(4,785)	—	(6,108)
Balance at March 31, 2008	$5,472	$535	$—	$6,007

2007 Initiatives

In 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed as of December 31, 2007. The estimated total cost of this closure is expected to be approximately $1,200, as the Company will continue to incur costs until the facility is sold. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$56	$—	$—	$56
Expense incurred	—	28	58	86
Cash payments	(23)	(28)	—	(51)
Utilization of reserve	—	—	(58)	(58)
Balance at March 31, 2008	$33	$—	$—	$33

5.    Inventories

Inventories are comprised of the following:

	December 31, 2007	March 31, 2008
Finished goods	$50,679	$47,031
Work in process	32,665	35,738
Raw materials and supplies	71,977	73,535
	$155,321	$156,304

6.    Debt

Outstanding debt consisted of the following at December 31, 2007 and March 31, 2008:

	December 31, 2007	March 31, 2008
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	323,350
Term Loan A	40,062	36,722
Term Loan B	67,033	66,866
Term Loan C	167,531	167,099
Term Loan D	186,200	185,725
Term Loan E	93,508	100,905
Revolving Credit Facility	—	13,200
Capital leases and other borrowings	55,327	65,025
Total debt	1,140,161	1,158,892
Less: debt payable within one year	(51,999)	(75,853)
Total long-term debt	$1,088,162	$1,083,039

On April 17, 2008, the Company finalized an amendment to a factoring agreement existing between MAPS Italy and a local Italian factoring company. The amendment changes certain terms and conditions within the agreement which changes the nature of the transactions and allows factored receivables to be treated as true sales. On a prospective basis, receivables factored under this arrangement will not be included in the Company’s consolidated accounts receivable and debt totals. As of March 31, 2008, MAPS Italy had related eligible outstanding receivables of approximately $24,500 USD equivalent. Management expects to utilize this program for the majority of eligible receivables for MAPS Italy going forward.

The Company had $13,200 of outstanding borrowings and $27,406 of standby letters of credit outstanding under the Revolving Credit Facility as of March 31, 2008, leaving $84,394 of undrawn availability.

During the first quarter ended March 31, 2008, the Company purchased and retired $7,150 of its $330,500 outstanding Senior Subordinated Notes on the open market. The purchase was accounted for as an extinguishment of debt and, accordingly, $1,696 was recognized as a gain on debt extinguishment, after writing off the related unamortized debt issuance costs. The gain is included in other income (expense) in the consolidated statement of income.

7.    Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three month periods ended March 31, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3,007	$1,305	$2,533	$925
Interest cost	3,598	1,221	3,879	1,960
Expected return on plan assets	(4,235)	(930)	(4,538)	(1,103)
Amortization of prior service cost and recognized actuarial loss	60	165	48	97
Net periodic benefit cost	$2,430	$1,761	$1,922	$1,879

	Other Postretirement Benefits
	Three Months Ended March 31,
	2007	2008
Service cost	$855	$576
Interest cost	1,378	1,206
Amortization of prior service cost and recognized actuarial gain	(22)	(495)
Net periodic benefit cost	$2,211	$1,287

As a result of previous changes in plan design, discount rates and participant census data other postretirement benefits net periodic benefit cost has decreased compared to the prior year.

8.    Income Taxes

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

The effective tax rate for the three months ended March 31, 2007, was 51% as compared to 32% for the three months ended March 31, 2008. The income tax rate for the three months ended March 31, 2008 varies from statutory rates due to income taxes on foreign earnings, valuation allowances in the U.S. and certain foreign jurisdictions, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

During March 2008, the Company became aware of a potential settlement of the bi-lateral Advance Pricing Agreement (‘‘APA’’) negotiations between the United States and Canada relating to the periods 2000 – 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. At this time, the Company is unable to estimate the potential impact from this settlement and will be unable to do so until a more definitive agreement between all affected parties, resolving the APA, is reached. At such time, an estimate of the range of reasonably possible impacts of such APA settlement can be made, and, if significant, the Company will appropriately disclose such results.

9.    Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31,
	2007	2008
Net income	$4,674	$15,672
Currency translation adjustment	4,043	24,904
Pension and other postretirement benefits	(60)	32
Fair value change of derivatives	(297)	(7,555)
Comprehensive income	$8,360	$33,053

10. Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
	2007	2008
Foreign currency gains (losses)	$(963)	$1,803
Gain on debt repurchase	—	1,696
Minority interest	(281)	(33)
Gain on disposal of fixed assets	2	9
Other income (expense)	$(1,242)	$3,475

11.    Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $8,143 and $7,606 in the three months ended March 31, 2007 and 2008, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $1,841 and $592 in the three months ended March 31, 2007 and 2008, respectively.

12.    Business Segments

The Company operates in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consists mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consists primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consists of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2007	2008
Sales to external customers
Body & Chassis	$291,132	$439,942
Fluid	262,766	291,226
Asia Pacific	22,363	24,853
Consolidated	$576,261	$756,021
Intersegment sales
Body & Chassis	$5,882	$4,659
Fluid	913	1,024
Asia Pacific	701	2,851
Eliminations and other	(7,496)	(8,534)
Consolidated	$—	$—
Segment profit
Body & Chassis	$7,214	$17,412
Fluid	5,196	8,886
Asia Pacific	(2,959)	(3,408)
Income before income taxes	$9,451	$22,890

	December 31, 2007	March 31, 2008
Segment assets
Body & Chassis	$1,215,832	$1,268,449
Fluid	811,715	850,540
Asia Pacific	89,568	93,126
Eliminations and other	45,140	40,763
Consolidated	$2,162,255	$2,252,878

Restructuring costs included in segment profit for Body & Chassis totaled $4,565 and $592 for the three months ended March 31, 2007 and 2008, respectively, Fluid totaled $174 and $1,801 for the three months ended March 31, 2007 and 2008, respectively, Asia Pacific totaled $4 and $2 for the three months ended March 31, 2007 and 2008, respectively.

13.    Guarantor and Non-Guarantor Subsidiaries

In connection with the December 2004 acquisition by the Company of the automotive segment of Cooper Tire & Rubber Company, Cooper-Standard Automotive Inc. (the ‘‘Issuer’’), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the ‘‘Parent’’) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the ‘‘Guarantors’’) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions). Cash flows from operating activities for the Non-Guarantors for the three months ended March 31, 2007, have been adjusted downwards by approximately $5,700, which does not affect the consolidated totals.

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$123.8	$168.8	$312.6	$(28.9)	$576.3
Cost of products sold	—	111.9	134.7	265.1	(28.9)	482.8
Selling, administration, & engineering expenses	—	28.5	6.7	13.6	—	48.8
Amortization of intangibles	—	5.3	0.7	1.8	—	7.8
Restructuring	—	0.7	—	4.0	—	4.7
Operating profit (loss)	—	(22.6)	26.7	28.1	—	32.2
Interest expense, net of interest income	—	(19.1)	—	(2.7)	—	(21.8)
Equity earnings	—	(0.1)	0.4	—	—	0.3
Other income (expense)	—	9.7	—	(10.9)	—	(1.2)
Income (loss) before income taxes	—	(32.1)	27.1	14.5	—	9.5
Provision for income tax expense (benefit)	—	1.8	(2.2)	5.2	—	4.8
Income (loss) before equity in income (loss) of subsidiaries	—	(33.9)	29.3	9.3	—	4.7
Equity in net income of subsidiaries	4.7	38.6	—	—	(43.3)	—
NET INCOME	$4.7	$4.7	$29.3	$9.3	$(43.3)	$4.7

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$116.4	$167.0	$501.6	$(29.0)	$756.0
Cost of products sold	—	101.5	136.7	427.7	(29.0)	636.9
Selling, administration, & engineering expenses	—	31.8	7.1	28.5	—	67.4
Amortization of intangibles	—	5.1	0.6	2.1	—	7.8
Restructuring	—	0.7	0.4	1.3	—	2.4
Operating profit (loss)	—	(22.7)	22.2	42.0	—	41.5
Interest expense, net of interest income	—	(19.7)	—	(4.5)	—	(24.2)
Equity earnings	—	(0.1)	1.7	0.5	—	2.1
Other income (expense)	—	14.4	0.1	(11.0)	—	3.5
Income (loss) before income taxes	—	(28.1)	24.0	27.0	—	22.9
Provision for income tax expense (benefit)	—	2.2	(1.9)	6.9	—	7.2
Income (loss) before equity in income (loss) of subsidiaries	—	(30.3)	25.9	20.1	—	— 15.7
Equity in net income of subsidiaries	15.7	46.0	—	—	(61.7)	—
NET INCOME	$15.7	$15.7	$25.9	$20.1	$(61.7)	$15.7

CONSOLIDATING BALANCE SHEET
December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$(1.7)	$—	$40.9
Accounts receivable, net	—	52.3	105.6	388.9	—	546.8
Inventories	—	24.4	28.9	102.0	—	155.3
Prepaid Expenses	—	(2.3)	1.0	20.9	—	19.6
Other	—	9.7	—	—	—	9.7
Total current assets	—	126.7	135.5	510.1	—	772.3
Investments in affiliates and intercompany accounts, net	268.5	360.4	490.4	177.5	(1,260.1)	36.7
Property, plant, and equipment, net	—	76.7	129.2	516.5	—	722.4
Goodwill	—	248.7	17.3	24.6	—	290.6
Other assets	—	199.7	35.0	105.6	—	340.3
	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3
LIABILITIES &
STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$7.6	$—	$44.4	$—	$52.0
Accounts payable	—	60.1	33.3	202.2	—	295.6
Accrued liabilities	—	54.6	8.1	118.7	—	181.4
Total current liabilities	—	122.3	41.4	365.3	—	529.0
Long-term debt	—	970.8	—	117.4	—	1,088.2
Other long-term liabilities	—	138.6	6.9	131.1	—	276.6
	—	1,231.7	48.3	613.8	—	1,893.8
Total stockholders’ equity	268.5	(219.5)	759.1	720.5	(1,260.1)	268.5
	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

CONSOLIDATING BALANCE SHEET
March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.1	$—	$1.2	$—	$41.3
Accounts receivable, net	—	74.7	111.3	424.2	—	610.2
Inventories	—	22.5	29.8	104.0	—	156.3
Prepaid Expenses	—	(6.2)	0.7	24.4	—	18.9
Other	—	9.6	—	—	—	9.6
Total current assets	—	140.7	141.8	553.8	—	836.3
Investments in affiliates and intercompany accounts, net	301.3	333.0	524.7	165.1	(1,285.9)	38.2
Property, plant, and equipment, net	—	70.1	130.8	546.6	—	747.5
Goodwill	—	242.9	17.3	30.2	—	290.4
Other assets	—	209.4	20.9	110.2	—	340.5
	$301.3	$996.1	$835.5	$1,405.9	$(1,285.9)	$2,252.9
LIABILITIES &
STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$19.1	$—	$56.8	$—	$75.9
Accounts payable	—	53.7	35.5	209.7	—	298.9
Accrued liabilities	—	62.7	8.3	131.4	—	202.4
Total current liabilities	—	135.5	43.8	397.9	—	577.2
Long-term debt	—	972.5	—	110.5	—	1,083.0
Other long-term liabilities	—	145.7	6.6	139.1	—	291.4
	—	1,253.7	50.4	647.5	—	1,951.6
Total stockholders’ equity	301.3	(257.6)	785.1	758.4	(1,285.9)	301.3
	$301.3	$996.1	$835.5	$1,405.9	$(1,285.9)	$2,252.9

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$6.4	$2.3	$33.6	$—	$42.3
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.7)	(2.7)	(11.2)	—	(17.6)
Acquisition of business, net of cash acquired	—	—	—	(10.6)	—	(10.6)
Proceeds from the sale of assets and other	—	—	—	0.1	—	0.1
Net cash used in investing activities	—	(3.7)	(2.7)	(21.7)	—	(28.1)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(3.4)	—	(17.0)		(20.4)
Net change in intercompany advances	0.4	(0.4)	—	—	—	—
Other	(0.4)	—	—	1.3	—	0.9
Net cash provided by (used in) financing activities	—	(3.8)	—	(15.7)	—	(19.5)
Effects of exchange rate changes on cash	—	0.8	—	(0.6)	—	0.2
Increase (decrease) in cash and cash equivalents	—	(0.3)	(0.4)	(4.4)	—	(5.1)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3
Cash and cash equivalents at end of period	$—	$21.6	$—	$29.6	$—	$51.2
Depreciation and amortization	$—	$9.9	$7.3	$12.6	$—	$29.8

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(9.9)	$4.3	$27.8	$—	$22.2
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.0)	(4.3)	(20.3)	—	(25.6)
Other	—	—	—	0.1	—	0.1
Net cash used in investing activities	—	(1.0)	(4.3)	(20.2)	—	(25.5)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	13.8	—	6.4	—	20.2
Principal payments on long-term debt	—	(3.2)	—	(4.3)	—	(7.5)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	—	0.1	—	—	—	0.1
Net cash provided by (used in) financing activities	—	5.4	—	2.1	—	7.5
Effects of exchange rate changes on cash	—	3.0	—	(6.8)	—	(3.8)
Changes in cash and cash equivalents	—	(2.5)	—	2.9	—	0.4
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9
Cash and cash equivalents at end of period	$—	$40.1	$—	$1.2	$—	$41.3
Depreciation and amortization	$—	$9.2	$6.5	$20.1	$—	$35.8

14.    Derivative Instruments and Hedging Activities

Interest Rate Swaps — The Company uses interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

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

As of March 31, 2008, interest rate swap contracts representing $281,904 of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. Of the above amount $244,357 of notional amount pertains to the swap of USD denominated debt fixed at 5.764%, $23,097 pertains to Canadian dollar denominated debt fixed at 4.91%, and $14,450 pertains to EURO denominated debt fixed at 4.14%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates and credit ratings. As of March 31, 2008, the fair market value of $(25,301) of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss).

Forward foreign exchange contracts — The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Gains of $2,839 related to these contracts were recorded in other income (expense) during the quarter ended March 31, 2008. As of March 31, 2008 the fair market value of these contracts was approximately ($67).

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of March 31, 2008, forward foreign exchange contracts representing $19,764 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $721.

The Company also used forward foreign exchange to hedge the Canadian dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of March 31, 2008, forward foreign exchange contracts representing $12,520 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $301.

The Company also used forward foreign exchange to hedge the Euro to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of March 31, 2008, forward foreign exchange contracts representing $10,000 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately ($18).

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which are accounted for as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of March 31, 2008, commodity contracts representing $3,972 of notional amount were outstanding with a fair market value of approximately $62.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008 were as follows:

	Liability	Level 1	Level 2	Level 3
Derivative financial instruments	$24,302	$—	$24,302	$—

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

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 14.1 million units in 2008, which is down from 15.1 million units in 2007. European production levels in 2008 are expected to be 22.5 million units as compared to 21.7 million units in 2007. Light vehicle production in South America is expected to increase to 4.1 million vehicles in 2008 from 3.6 million vehicles in 2007. Asia Pacific production levels in 2008 are expected to be 28.4 million units as compared to 26.5 million units in 2007.

In the first quarter of 2008, our business was negatively impacted by decreased OEM production volumes on certain platforms in North America. In particular, production stoppages related to a strike at a major Tier One Automotive Supplier further impacted volumes. According to CSM Worldwide, actual North America light vehicle production volume for the first quarter of 2008 was 3.5 million units, as compared to 3.8 million units for the first quarter of 2007. Additionally, we continue to experience pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel and oil based components. Our contracts typically do not allow us to pass these price increases on to our customers, although we have had some success incorporating these increases into commercial negotiations. The raw material price increases were partially offset by cost savings, restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide, North America, Europe and Asia Pacific light vehicle production in the second quarter of 2008 is estimated at 3.6 million, 5.9 million and 6.9 million units, respectively, which is a 0.5 million unit decrease for North America and a 0.2 million unit increase for Europe and a 0.4 million unit increase for Asia Pacific compared to the second quarter of 2007. We expect that our performance in 2008 will be impacted by changes in light vehicle production volumes, customer pricing pressures, the cost of raw materials, and automotive supplier strikes.

Results of Operations
(Dollar amounts in thousands)

	Three Months ended March 31,
	2007	2008
Sales	$576,261	$756,021
Cost of products sold	482,784	636,902
Gross profit	93,477	119,119
Selling, administration, & engineering expenses	48,720	67,403
Amortization of intangibles	7,809	7,836
Restructuring	4,743	2,395
Operating profit	32,205	41,485
Interest expense, net of interest income	(21,844)	(24,215)
Equity earnings	332	2,145
Other income (expense)	(1,242)	3,475
Income before income taxes	9,451	22,890
Provision for income tax expense	4,777	7,218
Net income	$4,674	$15,672

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Sales:    Consolidated sales increased $179.8 million, or 31.2%, in the first quarter of 2008. This increase resulted primarily from the full quarter impact of the MAPS, El Jarudo and MAP India acquisitions and favorable foreign exchange ($45.2 million). Although sales in North America decreased for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, sales in Europe and Brazil increased in 2008 compared to 2007.

Gross Profit:    Gross profit increased $25.6 million to $119.1 million (approximately 15.8% of sales) in the first quarter of 2008 as compared to $93.5 million (approximately 16.2% of sales) in the first quarter of 2007. This increase resulted primarily from the MAPS, El Jarudo and MAP India acquisitions, favorable foreign exchange and the favorable impact of various cost saving initiatives. These favorable items were partially offset by increased material costs and customer price concessions.

Selling, Administration, and Engineering:    Selling, administration, and engineering expenses increased $18.7 million to $67.4 million in the first quarter of 2008 compared to $48.7 million in the first quarter of 2007, primarily due to the MAPS, El Jarudo and MAP India acquisitions.

Interest Expense, net:    The increase in interest expense of $2.4 million in the first quarter of 2008 resulted primarily from increased indebtedness used to finance the acquisition of MAPS, increased short-term borrowings, as well as the translational impact of the stronger Euro and Canadian dollar.

Other Income (Expense):    Other income increased $4.7 million in the first quarter of 2008 due primarily to an increase in foreign currency gains and gain on debt repurchase.

Provision for Income Tax Expense:    For the three months ended March 31, 2008, the Company recorded income tax expense of $7.2 million on earnings before income taxes of $22.9 million. This compares to an income tax expense of $4.8 million on earnings before income taxes of $9.5 million for the same period of 2007. Income tax expense for the three month period ended March 31, 2008 differs from statutory rates due to income taxes on foreign earnings, valuation allowances in the U.S. and certain foreign jurisdictions, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2007	2008
Sales
Body & Chassis	$291,132	$439,942
Fluid	262,766	291,226
Asia Pacific	22,363	24,853
	$576,261	$756,021
Segment profit (loss)
Body & Chassis	$7,214	$17,412
Fluid	5,196	8,886
Asia Pacific	(2,959)	(3,408)
	$9,451	$22,890

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Body & Chassis:    Sales increased $148.8 million, or 51.1%, primarily due to the MAPS and MAP India acquisitions, and favorable foreign exchange ($26.7 million), partially offset by customer price concessions. Segment profit increased by $10.2 million, primarily due to the favorable impact of various favorable cost saving initiatives and the acquisition of MAPS and MAP India, partially offset by customer price concessions and higher raw material costs.

Fluid:    Sales increased $28.5 million, or 10.8%, primarily due to the acquisition of El Jarudo and favorable foreign exchange ($17.0 million) partially offset by lower volume and customer price concessions. Segment profit increased by $3.7 million, primarily due to the acquisition of El Jarudo and favorable cost saving initiatives, partially offset by lower volume and customer price concessions.

Asia Pacific:    Sales increased $2.5 million, or 11.1%, primarily due to favorable foreign exchange ($1.5 million) and increased volume. Segment loss increased by $0.4 million, primarily as a result of start up related costs for operations in this region and increased material costs.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to Condensed Consolidated Financial Statements for discussion of restructuring activities during the three months ended March 31, 2007 and 2008.

Liquidity and Capital Resources

Operating Activities:    Cash provided by operations in the first quarter of 2008 was $22.2 million, which included $29.2 million of cash used for changes in operating assets and liabilities due to anticipated seasonal fluctuations. Cash provided by operations in the first quarter of 2007 was $42.3 million, which included $6.5 million of cash provided by changes in operating assets and liabilities. We anticipate that cash flows from operations for the next twelve months will be positive and will exceed our projected capital expenditures and working capital needs.

Investing Activities:    Cash used in investing activities in the first quarter of 2008 was $25.5 million, which primarily consisted of $25.7 million of capital spending. This compares to cash used in investing activities of $28.1 million in the first quarter of 2007, which primarily consisted of the El Jarudo acquisition costs of $10.6 million and $17.6 million of capital spending. We anticipate that we will spend approximately $125.0 million on capital expenditures in the year ending December 31, 2008. This anticipated capital spending is well within the limits prescribed by our amended senior secured credit facilities.

Financing Activities:    Cash provided by financing activities in the first quarter of 2008 was $7.5 million, which consisted primarily of increased short term debt partially offset by normal debt payments and the repurchase of bonds, as compared to cash used in financing activities of $19.5 million in the first quarter of 2007, which consisted primarily of normal debt payments and voluntary prepayments on our term loans.

The Company is significantly leveraged. As of March 31, 2008, we had outstanding $1,158.9 million in aggregate indebtedness, with an additional $84.4 million of borrowing capacity available under our revolving credit facility (after giving effect to $40.6 million of usage). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2008, which would be due 5 days after the filing of the Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in the indentures governing the notes and in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is limited with exceptions that are either partially tied to similar financial ratios (in the case of the notes indentures) or are based on negotiated carveouts and baskets (in the case of the credit agreement). We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the senior credit agreement as Consolidated EBITDA.

We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Consolidated EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. However, EBITDA and Consolidated EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Consolidated EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, debt service requirements, and capital expenditures. Because not all companies use identical calculations, these presentations of EBITDA and Consolidated EBITDA may not be comparable to similarly titled measures of other companies.

The following table reconciles net income to EBITDA and pro forma Indentures EBITDA under the credit agreement (dollars in millions):

	Three Months Ended March 31,
	2007	2008
Net income	$4.7	$15.7
Provision for income tax expense	4.8	7.2
Interest expense, net of interest income	21.8	24.2
Depreciation and amortization	29.9	35.8
EBITDA	$61.2	$82.9
Restructuring	4.7	2.4
Gain on bond repurchase	—	(1.7)
Foreign exchange gain (1)	(0.3)	(0.5)
	65.6	83.1
Pro forma adjustments related to acquistions(2)	13.5	—
EBITDA adjustment related to other joint ventures(3)	1.7	2.4
Consolidated EBITDA	$80.8	$85.5
(1)	Unrealized foreign exchange gain on Acquisition-related indebtedness.
(2)	Pro forma adjustments related to reported EBITDA of acquisitions for the period from January 1, 2007 to March 31, 2007.
(3)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.

Our covenant levels and ratios for the four quarters ended March 31, 2008 are as follows:

	Covenant Level at March 31, 2008	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	1.8 to 1.0	≤ 3.25 to 1.0
Indentures
Consolidated Coverage Ratio	3.7 to 1.0	≤ 2.0 to 1.0

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2007 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

As of March 31, 2008, we had $570.5 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $3.0 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of March 31, 2008, interest rate swap contracts representing $281.9 million of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. Of the above amount $244.4 million of notional amount pertains to the swap of USD denominated debt fixed at 5.764%, $23.1 million pertains to Canadian dollar denominated debt fixed at 4.91%, and $14.4 million pertains to EURO denominated debt fixed at 4.14%. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates and credit ratings. As of March 31, 2008, the fair market value of $(25.3) million of these swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss). A 100 basis point parallel increase of the discount curve would change the fair market value of the swap contracts to $(16.5) million. A 100 basis point parallel decrease of the discount curve would change the fair market value of the swap contracts to $(34.5) million.

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. As of March 31, 2008 the fair market value of these contracts was approximately $(0.1) million.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of March 31, 2008, forward foreign exchange contracts representing $19.8 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.7 million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $1.8 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $2.3 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the Canadian dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of March 31, 2008, forward foreign exchange contracts representing $12.5 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.3 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $1.3 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $1.3 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the Euro to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of March 31, 2008, forward foreign exchange contracts representing $10.0 million of notional amount were outstanding with maturities of less than twelve months. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $1.1 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $0.9 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of March 31, 2008, commodity contracts representing $4.0 million of notional amount were outstanding with a fair market value of approximately $0.1 million. A 10% change in the equivalent commodity price would result in a change of $0.4 million in the fair market value of these contracts.

Item 4.    Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits

The exhibits listed on the ‘‘Index to Exhibits’’ of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
May 13, 2008	/s/ James S. McElya
Date	James S. McElya Chief Executive Officer and Director (Principal Executive Officer)
May 13, 2008	/s/ Allen J. Campbell
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
May 13, 2008	/s/ Helen T. Yantz
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
31	.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith