Form 10-Q
period 2008-06-30
Cooper-Standard Holdings Inc.
filed 2008-08-13
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-123708

COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39550 Orchard Hill Place Drive
Novi, Michigan 48375
(Address of principal executive offices)
(Zip Code)

(248) 596-5900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock of registrant outstanding, at August 6, 2008:

3,479,100 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Sales	$623,998	$765,639	$1,200,259	$1,521,660
Cost of products sold	517,190	647,650	999,974	1,284,552

Gross profit	106,808	117,989	200,285	237,108
Selling, administration, & engineering expenses	51,309	69,029	100,029	136,432
Amortization of intangibles	7,930	7,925	15,739	15,761
Restructuring	9,049	1,243	13,792	3,638

Operating profit	38,520	39,792	70,725	81,277
Interest expense, net of interest income	(21,040)	(23,383)	(42,884)	(47,598)
Equity earnings	322	2,059	654	4,204
Other income (expense), net	461	(361)	(781)	3,114

Income before income taxes	18,263	18,107	27,714	40,997
Provision for income tax expense	8,577	6,520	13,354	13,738

Net income	$9,686	$11,587	$14,360	$27,259

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,	June 30,
	2007	2008
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$40,877	$32,210
Accounts receivable, net	546,794	603,770
Inventories, net	155,321	151,228
Prepaid expenses	19,603	19,573
Other	9,674	9,447

Total current assets	772,269	816,228
Property, plant, and equipment, net	722,373	740,790
Goodwill	290,588	290,209
Intangibles, net	256,258	245,847
Other assets	120,767	125,268

	$2,162,255	$2,218,342

Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$51,999	$46,605
Accounts payable	295,638	289,434
Payroll liabilities	103,161	116,791
Accrued liabilities	78,218	73,588

Total current liabilities	529,016	526,418
Long-term debt	1,088,162	1,077,712
Pension benefits	109,101	112,536
Postretirement benefits other than pensions	76,514	78,840
Deferred tax liabilities	28,331	26,751
Other long-term liabilities	62,573	61,869
Stockholders’ equity:
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2007 and June 30, 2008, 3,483,600 shares issued and outstanding at December 31, 2007 and June 30, 2008	35	35
Additional paid-in capital	354,874	355,523
Accumulated deficit	(155,339)	(128,080)
Accumulated other comprehensive income	68,988	106,738

Total stockholders’ equity	268,558	334,216

	$2,162,255	$2,218,342

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(UNAUDITED)
(Dollar amounts in thousands)

	2007	2008

Operating Activities:
Net income	$14,360	$27,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,569	55,263
Amortization	15,739	15,761
Non-cash restructuring charges	7	132
Gain on bond repurchase	—	(1,696)
Amortization of debt issuance cost	2,435	2,378
Stock-based compensation expense	328	853
Changes in operating assets and liabilities	13,298	(54,856)

Net cash provided by operating activities	91,736	45,094
Investing activities:
Property, plant, and equipment	(43,775)	(47,979)
Acquisition of business, net of cash acquired	(9,958)	—
Gross proceeds from sale-leaseback transaction	4,806	—
Other	297	545

Net cash used in investing activities	(48,630)	(47,434)
Financing activities:
Increase in short-term debt	2,369	11,734
Principal payments on long-term debt	(28,910)	(8,852)
Repurchase of bonds	—	(5,306)
Other	(450)	127

Net cash used in financing activities	(26,991)	(2,297)
Effects of exchange rate changes on cash	2,543	(4,030)
Changes in cash and cash equivalents	18,658	(8,667)
Cash and cash equivalents at beginning of period	56,322	40,877

Cash and cash equivalents at end of period	$74,980	$32,210

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

1.	Overview

Description of business

Cooper-Standard Holdings Inc. (the “Company”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of body & chassis and fluid handling components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2008 are not necessarily indicative of results for the full year.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized for all share-based payments granted after the effective date of SFAS No. 123(R). All awards granted prior to the effective date will be accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

During 2007, the Company revised its segment disclosures from two reportable segments to three reportable segments and has revised the prior period amounts to conform to the current period presentation.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115”. This statement permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008, but it had no impact on our financial condition or results of operations as we did not elect to apply the fair value option.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in the statement of financial position. Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires prospective application and is effective for non-public companies for fiscal years ending after June 15, 2007. The Company adopted the recognition provisions as of December 31, 2007, and the funded status of its defined benefit plans is reflected in its consolidated balance sheet as of December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 14, Derivative Instruments and Hedging Activities for additional discussion of SFAS No. 157.

2.	Acquisitions

On August 31, 2007 the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, Belgium, and a joint venture interest in China (“MAPS” or the “MAPS businesses”), from Automotive Sealing Systems S.A. The MAPS businesses were acquired for $143,063 subject to an adjustment based on the difference between targeted working capital and working capital at the closing date, which was settled in June 2008. After adjusting for working capital and direct acquisition costs, the total acquisition value under purchase accounting was $144,378.

The condensed consolidated financial statements of the Company reflect the acquisition under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

The acquisition of the MAPS businesses were accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of June 30, 2008. The operating results of the MAPS businesses were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,216
Inventories, net	33,415
Prepaid expenses	7,995
Property, plant, and equipment, net	123,982
Investments	16,531
Other assets	32,061

Total assets acquired	342,437

Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	12,376
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	16,232

Total liabilities assumed	198,059

Net assets acquired	$144,378

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction.

The value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of June 30, 2008.

The following unaudited pro forma financial data summarizes the results of operations for the six months ended June 30, 2007, as if the MAPS acquisition had occurred as of January 1, 2007. Pro forma adjustments include liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2007, or that may be attained in the future and do not include other effects of the acquisition.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Sales	$742,888	$1,428,019
Operating Profit	50,384	89,060
Net income	14,468	21,396

In March of 2007, the Company completed the acquisition of the El Jarudo fuel rail manufacturing business of Automotive Components Holdings, LLC (“El Jarudo” or the “El Jarudo business”). The business is located in Juarez, Mexico and is a producer of automotive fuel rails. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In December of 2007, the Company completed the acquisition of the 74% joint venture interest of Automotive Sealing Systems, S.A. (ASSSA) in Metzeler Automotive Profiles India Private Limited (“MAP India”). This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3.	Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2008 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total

Balance at January 1, 2008	$153,836	$135,331	$1,421	$290,588
Adjustments to the Acquisition of El Jarudo	—	(379)	—	(379)

Balance at June 30, 2008	$153,836	$134,952	$1,421	$290,209

Automotive industry conditions in North America and Europe continue to be challenging. In North America vehicle production volumes are declining and product mix is changing and in Europe the market is fragmented with significant overcapacity. If these conditions continue the Company could potentially need to record a goodwill charge to the Fluid segment.

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2007 and June 30, 2008, respectively:

	Gross Carrying	Accumulated	Net Carrying	Amortization
	Amount	Amortization	Amount	Period

Customer contracts	$157,897	$(59,100)	$98,797	7 to 9 years
Customer relationships	171,291	(25,484)	145,807	15 to 20 years
Developed technology	14,466	(4,603)	9,863	5 to 12 years
Trademarks and tradenames	1,700	(199)	1,501	12 to 20 years
Other	2,755	(2,465)	290

Balance at December 31, 2007	$348,109	$(91,851)	$256,258

Customer contracts	$161,205	$(70,523)	$90,682	7 to 9 years
Customer relationships	175,182	(30,481)	144,701	15 to 20 years
Developed technology	14,573	(5,588)	8,985	5 to 12 years
Trademarks and tradenames	1,700	(252)	1,448	12 to 20 years
Other	2,754	(2,723)	31

Balance at June 30, 2008	$355,414	$(109,567)	$245,847

Amortization expense totaled $7,930 and $7,925 for the three months ended June 30, 2007 and 2008, respectively, and $15,739 and $15,761 for the six months ended June 30, 2007 and 2008, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2008.

4.	Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures were substantially completed as of June 30, 2008, although the Company will continue to incur costs until the facilities are closed.

During the six months ended June 30, 2008, the Company recorded total costs of $1,095 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $103 and $1,125. In addition the Company received $133 for assets that were previously written off. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee
	Separation	Other Exit	Asset
	Costs	Costs	Impairments	Total

Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	103	1,125	(133)	1,095
Cash payments	(830)	(1,242)	133	(1,939)

Balance at June 30, 2008	$48	$425	$—	$473

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was completed during 2008 at a total cost of $3,809. During the six months ended June 30, 2008, the Company reversed $9 of severance costs.

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed in 2008 at an estimated total cost of approximately $22,300. The Company recorded severance, and other exit costs of $277 and $150, respectively, during the six months ended June 30, 2008. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee
	Separation	Other Exit	Asset
	Costs	Costs	Impairments	Total

Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	277	150	—	427
Cash payments	(1,001)	(150)	—	(1,151)

Balance at June 30, 2008	$718	$—	$—	$718

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2008 at an estimated total cost of approximately $21,000, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting in 2006. The Company recorded severance, and other exit costs of $452 and $1,491, respectively, during the six months ended June 30, 2008. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee
	Separation	Other Exit	Asset
	Costs	Costs	Impairments	Total

Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	452	1,491	—	1,943
Cash payments	(2,046)	(5,173)	—	(7,219)

Balance at June 30, 2008	$4,856	$528	$—	$5,384

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed in 2007. The estimated total cost of this closure is expected to be approximately $1,200, as the Company will continue to incur costs until the facility is sold. During the six months ended June 30, 2008 the Company recognized restructuring costs of $182 related to this initiative.

5.	Inventories

Inventories are comprised of the following:

	December 31,	June 30,
	2007	2008

Finished goods	$50,679	$45,977
Work in process	32,665	34,987
Raw materials and supplies	71,977	70,264

	$155,321	$151,228

6.	Debt

Outstanding debt consisted of the following at December 31, 2007 and June 30, 2008:

	December 31,	June 30,
	2007	2008

Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	323,350
Term Loan A	40,062	34,703
Term Loan B	67,033	66,699
Term Loan C	167,531	166,668
Term Loan D	186,200	185,250
Term Loan E	93,508	100,382
Revolving Credit Facility	—	6,100
Capital leases and other borrowings	55,327	41,165

Total debt	1,140,161	1,124,317
Less: debt payable within one year	(51,999)	(46,605)

Total long-term debt	$1,088,162	$1,077,712

On April 17, 2008, the Company finalized an amendment to a factoring agreement existing between MAPS Italy and a local Italian factoring company. The amendment changed certain terms and conditions within the agreement, which changed the nature of the transactions and now allows certain factored receivables to be treated as true sales. Receivables factored under this arrangement are not included in the Company’s consolidated accounts receivable and debt totals. At December 31, 2007, prior to the amendment of the factoring arrangement, MAPS Italy had outstanding factored receivables of approximately $23,500 USD equivalent included in Capital leases and other borrowings in the table above.

The Company had $6,100 of outstanding borrowings and $26,596 of standby letters of credit outstanding under the Revolving Credit Facility as of June 30, 2008, leaving $92,304 of undrawn availability.

During the first quarter of 2008, the Company purchased and retired $7,150 of its $330,500 outstanding Senior Subordinated Notes on the open market. The purchase was accounted for as an extinguishment of debt and, accordingly, $1,696 was recognized as a gain on debt extinguishment, after writing off the related unamortized debt issuance costs. The gain is included in other income (expense) in the consolidated statement of income.

7.	Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and six month periods ended June 30, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$3,008	$1,403	$2,533	$946
Interest cost	3,597	1,321	3,879	2,028
Expected return on plan assets	(4,235)	(993)	(4,538)	(1,091)
Amortization of prior service cost and recognized actuarial loss	60	178	48	96

Net periodic benefit cost	$2,430	$1,909	$1,922	$1,979

	Pension Benefits
	Six Months Ended June 30,
	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$6,015	$2,708	$5,066	$1,871
Interest cost	7,195	2,542	7,758	3,988
Expected return on plan assets	(8,470)	(1,923)	(9,076)	(2,194)
Amortization of prior service cost and recognized actuarial loss	120	343	96	193

Net periodic benefit cost	$4,860	$3,670	$3,844	$3,858

As a result of previous changes in discount rates and participant census data pension net periodic benefit cost has decreased compared to the prior year.

	Other Postretirement Benefits
	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Service cost	$862	$575	$1,717	$1,151
Interest cost	1,385	1,205	2,763	2,411
Amortization of prior service cost and recognized actuarial loss	(22)	(495)	(44)	(990)

Net periodic benefit cost	$2,225	$1,285	$4,436	$2,572

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

The effective tax rate for the three and six months ended June 30, 2007, were 47% and 48%, respectively, as compared to 36% and 34%, respectively, for the three and six months ended June 30, 2008. The income tax rate for the three and six months ended June 30, 2008 varies from statutory rates due to income taxes on foreign earnings, valuation allowances in the U.S. and certain foreign jurisdictions, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

During March 2008, the Company became aware of a potential settlement of the bi-lateral Advance Pricing Agreement (APA) negotiations between the United States and Canada relating to the periods 2000 — 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. At this time, the Company is unable to estimate the potential impact from this settlement and will be unable to do so until a more definitive agreement between all affected parties, resolving the APA is reached. At such time, an estimate of the range of reasonably possible impacts of such APA settlement can be made, and, if significant, the Company will appropriately disclose such results.

9.	Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net income	$9,686	$11,587	$14,360	$27,259
Currency translation adjustment	9,103	11,504	13,146	36,408
Pension and other postretirement benefits	(124)	(755)	(184)	(723)
Fair value change of derivatives	3,482	9,620	3,185	2,065

Comprehensive income	$22,147	$31,956	$30,507	$65,009

10.	Other Income (Expense), net

The components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Foreign currency gains (losses)	$109	$(545)	$(854)	$1,258
Gain on debt repurchase	—	—	—	1,696
Minority interest	359	184	78	151
Gain/(loss) on disposal of fixed assets	(7)	—	(5)	9

Other income (expense), net	$461	$(361)	$(781)	$3,114

11.	Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $7,948 and $7,044 in the three months ended June 30, 2007 and 2008, respectively and $16,091 and $14,650 in the six months ended June 30, 2007 and 2008, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $2,014 and $310 in the three months ended June 30, 2007 and 2008, respectively, and $3,855 and $902 in the six months ended June 30, 2007 and 2008, respectively.

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

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Sales to external customers
Body & Chassis	$305,542	$449,961	$596,674	$889,903
Fluid	293,910	289,737	556,676	580,963
Asia Pacific	24,546	25,941	46,909	50,794

Consolidated	$623,998	$765,639	$1,200,259	$1,521,660

Intersegment sales
Body & Chassis	$6,323	$3,727	$12,205	$8,386
Fluid	1,113	839	2,026	1,863
Asia Pacific	1,289	2,284	1,990	5,135
Eliminations and other	(8,725)	(6,850)	(16,221)	(15,384)

Consolidated	$—	$—	$—	$—

Segment profit
Body & Chassis	$8,560	$16,444	$15,774	$33,856
Fluid	12,388	6,121	17,584	15,007
Asia Pacific	(2,685)	(4,458)	(5,644)	(7,866)

Income before income taxes	$18,263	$18,107	$27,714	$40,997

	December 31,	June 30,
	2007	2008

Segment assets
Body & Chassis	$1,215,832	$1,269,716
Fluid	811,715	838,799
Asia Pacific	89,568	99,212
Eliminations and other	45,140	10,615

Consolidated	$2,162,255	$2,218,342

Restructuring costs included in segment profit for Body & Chassis totaled $8,124 and $419 for the three months ended June 30, 2007 and 2008, respectively, Fluid totaled $925 and $820 for the three months ended June 30, 2007 and 2008, respectively, Asia Pacific totaled $0 and $4 for the three months ended June 30, 2007 and 2008, respectively.

Restructuring costs included in segment profit for Body & Chassis totaled $12,689 and $1,011 for the six months ended June 30, 2007 and 2008, respectively, Fluid totaled $1,099 and $2,621 for the six months ended June 30, 2007 and 2008, respectively, Asia Pacific totaled $4 and $6 for the six months ended June 30, 2007 and 2008, respectively.

13.	Guarantor and Non-Guarantor Subsidiaries

In connection with the December 2004 acquisition by the Company of the automotive segment of Cooper Tire & Rubber Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the “Parent”) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions). Cash flows from operating activities for the Non-Guarantors for the six months ended June 30, 2007, have been adjusted downwards by approximately $11,100, which does not affect the consolidated totals.

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2007

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

Sales	$—	$125.8	$195.0	$332.2	$(29.0)	$624.0
Cost of products sold	—	112.0	155.8	278.4	(29.0)	517.2
Selling, administration, & engineering expenses	—	28.2	7.3	15.8	—	51.3
Amortization of intangibles	—	5.4	0.7	1.8	—	7.9
Restructuring	—	1.3	0.4	7.4	—	9.1

Operating profit (loss)	—	(21.1)	30.8	28.8	—	38.5
Interest expense, net of interest income	—	(18.5)	—	(2.5)	—	(21.0)
Equity earnings	—	(0.4)	0.8	—	—	0.4
Other income (expense), net	—	11.3	0.1	(11.0)	—	0.4

Income (loss) before income taxes	—	(28.7)	31.7	15.3	—	18.3
Provision for income tax expense (benefit)	—	9.1	(9.0)	8.5	—	8.6

Income (loss) before equity in income (loss) of subsidiaries	—	(37.8)	40.7	6.8	—	9.7
Equity in net income (loss) of subsidiaries	9.7	47.5	—	—	(57.2)	—

NET INCOME (LOSS)	$9.7	$9.7	$40.7	$6.8	$(57.2)	$9.7

CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2008

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

Sales	$—	$107.4	$152.4	$533.4	$(27.5)	$765.7
Cost of products sold	—	92.2	127.0	456.0	(27.5)	647.7
Selling, administration, & engineering expenses	—	31.5	9.1	28.4	—	69.0
Amortization of intangibles	—	5.2	0.6	2.2	—	8.0
Restructuring	—	(0.1)	0.5	0.8	—	1.2

Operating profit (loss)	—	(21.4)	15.2	46.0	—	39.8
Interest expense, net of interest income	—	(19.0)	—	(4.4)	—	(23.4)
Equity earnings	—	—	1.4	0.7	—	2.1
Other income (expense), net	—	8.4	0.3	(9.1)	—	(0.4)

Income (loss) before income taxes	—	(32.0)	16.9	33.2	—	18.1
Provision for income tax expense (benefit)	—	1.8	(0.4)	5.1	—	6.5

Income (loss) before equity in income (loss) of subsidiaries	—	(33.8)	17.3	28.1	—	11.6
Equity in net income (loss) of subsidiaries	11.6	45.4	—	—	(57.0)	—

NET INCOME (LOSS)	$11.6	$11.6	$17.3	$28.1	$(57.0)	$11.6

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2007

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

Sales	$—	$249.6	$363.8	$644.8	$(57.9)	$1,200.3
Cost of products sold	—	223.9	290.5	543.5	(57.9)	1,000.0
Selling, administration, & engineering expenses	—	56.7	14.0	29.4	—	100.1
Amortization of intangibles	—	10.7	1.4	3.6	—	15.7
Restructuring	—	2.0	0.4	11.4	—	13.8

Operating profit (loss)	—	(43.7)	57.5	56.9	—	70.7
Interest expense, net of interest income	—	(37.6)	—	(5.2)	—	(42.8)
Equity earnings	—	(0.5)	1.2	—	—	0.7
Other income (expense), net	—	21.0	0.1	(21.9)	—	(0.8)

Income (loss) before income taxes	—	(60.8)	58.8	29.8	—	27.8
Provision for income tax expense (benefit)	—	10.9	(11.2)	13.7	—	13.4

Income (loss) before equity in income (loss) of subsidiaries	—	(71.7)	70.0	16.1	—	14.4
Equity in net income (loss) of subsidiaries	14.4	86.1	—	—	(100.5)	—

NET INCOME (LOSS)	$14.4	$14.4	$70.0	$16.1	$(100.5)	$14.4

CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2008

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

Sales	$—	$223.8	$319.4	$1,035.0	$(56.5)	$1,521.7
Cost of products sold	—	193.7	263.7	883.7	(56.5)	1,284.6
Selling, administration, & engineering expenses	—	63.3	16.2	56.9	—	136.4
Amortization of intangibles	—	10.3	1.2	4.3	—	15.8
Restructuring	—	0.6	0.9	2.1	—	3.6

Operating profit (loss)	—	(44.1)	37.4	88.0	—	81.3
Interest expense, net of interest income	—	(38.7)	—	(8.9)	—	(47.6)
Equity earnings (losses)	—	(0.1)	3.1	1.2	—	4.2
Other income (expense), net	—	22.8	0.4	(20.1)	—	3.1

Income (loss) before income taxes	—	(60.1)	40.9	60.2	—	41.0
Provision for income tax expense (benefit)	—	4.0	(2.3)	12.0	—	13.7

Income (loss) before equity in income (loss) of subsidiaries	—	(64.1)	43.2	48.2	—	27.3
Equity in net income (loss) of subsidiaries	27.3	91.4	—	—	(118.7)	—

NET INCOME (LOSS)	$27.3	$27.3	$43.2	$48.2	$(118.7)	$27.3

CONSOLIDATING BALANCE SHEET
December 31, 2007

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$(1.7)	$—	$40.9
Accounts receivable, net	—	52.3	105.6	388.9	—	546.8
Inventories	—	24.4	28.9	102.0	—	155.3
Prepaid Expenses	—	(2.3)	1.0	20.9	—	19.6
Other	—	9.7	—	—	—	9.7

Total current assets	—	126.7	135.5	510.1	—	772.3
Investments in affiliates and intercompany accounts, net	268.5	360.4	490.4	177.5	(1,260.1)	36.7
Property, plant, and equipment, net	—	76.7	129.2	516.5	—	722.4
Goodwill	—	248.7	17.3	24.6	—	290.6
Other assets	—	199.7	35.0	105.6	—	340.3

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$7.6	$—	$44.4	$—	$52.0
Accounts payable	—	60.1	33.3	202.2	—	295.6
Accrued liabilities	—	54.6	8.1	118.7	—	181.4

Total current liabilities	—	122.3	41.4	365.3	—	529.0
Long-term debt	—	970.8	—	117.4	—	1,088.2
Other long-term liabilities	—	138.6	6.9	131.1	—	276.6

	—	1,231.7	48.3	613.8	—	1,893.8
Total stockholders’ equity	268.5	(219.5)	759.1	720.5	(1,260.1)	268.5

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

CONSOLIDATING BALANCE SHEET
June 30, 2008

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$16.6	$—	$15.6	$—	$32.2
Accounts receivable, net	—	69.4	97.5	436.9	—	603.8
Inventories	—	21.8	27.8	101.6	—	151.2
Prepaid Expenses	—	(0.5)	0.7	19.4	—	19.6
Other	—	9.4	—	—	—	9.4

Total current assets	—	116.7	126.0	573.5	—	816.2
Investments in affiliates and intercompany accounts, net	334.2	308.8	556.8	159.0	(1,318.8)	40.0
Property, plant, and equipment, net	—	61.5	128.2	551.1	—	740.8
Goodwill	—	244.4	17.3	28.5	—	290.2
Other assets	—	199.9	21.4	109.8	—	331.1

	$334.2	$931.3	$849.7	$1,421.9	$(1,318.8)	$2,218.3

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$10.9	$—	$35.7	$—	$46.6
Accounts payable	—	48.7	32.3	208.4	—	289.4
Accrued liabilities	—	44.6	8.5	137.3	—	190.4

Total current liabilities	—	104.2	40.8	381.4	—	526.4
Long-term debt	—	971.1	—	106.6	—	1,077.7
Other long-term liabilities	—	136.7	6.7	136.6	—	280.0

	—	1,212.0	47.5	624.6	—	1,884.1
Total stockholders’ equity	334.2	(280.7)	802.2	797.3	(1,318.8)	334.2

	$334.2	$931.3	$849.7	$1,421.9	$(1,318.8)	$2,218.3

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$26.0	$4.8	$60.9	$—	$91.7
INVESTING ACTIVITIES
Property, plant, and equipment	—	(6.8)	(5.2)	(31.7)	—	(43.7)
Gross proceeds from sale-leaseback transaction				4.8		4.8
Acquisition of El Jarudo, net of cash acquired	—	—	—	(10.0)	—	(10.0)
Other	—	0.1	—	0.2	—	0.3

Net cash used in investing activities	—	(6.7)	(5.2)	(36.7)	—	(48.6)
FINANCING ACTIVITIES
Principal payments on long-term debt	—	(9.4)	—	(19.4)	—	(28.8)
Net change in intercompany advances	0.5	(0.5)	—	—	—	—
Other	(0.5)	—	—	2.4	—	1.9

Net cash provided by (used in) financing activities	—	(9.9)	—	(17.0)	—	(26.9)
Effects of exchange rate changes on cash	—	1.1	—	1.4	—	2.5
Changes in cash and cash equivalents	—	10.5	(0.4)	8.6	—	18.7
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3

Cash and cash equivalents at end of period	$—	$32.4	$—	$42.6	$—	$75.0

Depreciation and amortization	$—	$20.1	$15.0	$26.1	$—	$61.2

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(16.2)	$7.2	$54.1	$—	$45.1
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.8)	(7.4)	(36.7)	—	(47.9)
Other	—	—	0.2	0.3	—	0.5

Net cash used in investing activities	—	(3.8)	(7.2)	(36.4)	—	(47.4)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	3.0	—	8.7	—	11.7
Principal payments on long-term debt	—	(6.5)	—	(2.4)	—	(8.9)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	—	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	—	(8.7)	—	6.3	—	(2.4)
Effects of exchange rate changes on cash	—	2.7	—	(6.7)	—	(4.0)
Changes in cash and cash equivalents	—	(26.0)	—	17.3	—	(8.7)
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$16.6	$—	$15.6	$—	$32.2

Depreciation and amortization	$—	$18.4	$12.5	$40.1	$—	$71.0

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

As of June 30, 2008, interest rate swap contracts representing $279,876 of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. Of the above amount $243,729 of notional amount pertains to the swap of USD denominated debt fixed at 5.764%, $21,735 pertains to Canadian dollar denominated debt fixed at 4.91% and $14,412 of notional amount pertains to EURO denominated debt fixed at 4.14%. As of June 30, 2008, the fair market value of $(15,026) for the USD and Canadian swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss). As of June 30, 2008, the fair market value of $411 for the Euro swap was recorded in other long-term assets and the same amount of net income was recorded in accumulated other comprehensive income (loss). The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates.

Forward foreign exchange contracts — The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Gains of $2,524 related to these contracts were recorded in other income (expense) during the six months ended June 30, 2008. As of June 30, 2008 the fair market value of these contracts was approximately ($193).

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of June 30, 2008, forward foreign exchange contracts representing $13,826 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $1,076.

The Company also used forward foreign exchange to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of June 30, 2008, forward foreign exchange contracts representing $11,650 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $46.

The Company also used forward foreign exchange to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of June 30, 2008, forward foreign exchange contracts representing $18,772 of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $324.

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which are accounted for as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of June 30, 2008, commodity contracts representing $3,543 of notional amount were outstanding with a fair market value of approximately $63.

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

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008 were as follows:

	Liability	Level 1	Level 2	Level 3

Derivative financial instruments	$13,299	$—	$13,299	$—

15.	Sale Leaseback Transaction

During the quarter ended June 30, 2007 the Company sold a manufacturing facility to an independent third party. Gross proceeds from this sale were $4,806. Concurrent with this sale, the Company entered into an agreement to lease the facility back from the purchaser over a lease term of 10 years. This lease is accounted for as an operating lease. A gain of $723 was deferred and is being amortized over the lease term.

16.	Subsequent Event

On July 17, 2008, the Company announced the closure of two manufacturing facilities, one located in Germany and the other located in Australia. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. As a result of these closures, the Company will record severance and other exit costs in its financial results as they occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements”) and in our most recently filed annual report on Form 10-K (see Item 1A. Risk Factors).

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide, light vehicle production in North America is expected to be 13.3 million units in 2008, which is down from 15.1 million units in 2007. European production levels in 2008 are expected to be 22.0 million units as compared to 21.7 million units in 2007. Light vehicle production in South America is expected to increase to 4.1 million vehicles in 2008 from 3.6 million vehicles in 2007. Asia Pacific production levels in 2008 are expected to be 28.5 million units as compared to 26.5 million in 2007.

In the second quarter of 2008, our business was negatively impacted by decreased OEM production volumes on certain platforms in North America as structural changes take hold in the industry with consumers exiting trucks and SUV’s in favor of cars with greater fuel economy. In addition, production stoppages related to a strike at a major Tier One Automotive Supplier further impacted volumes. According to CSM Worldwide, actual North America light vehicle production volume for the second quarter of 2008 was 3.5 million units, as compared to 4.1 million units for the second quarter of 2007. Additionally, we continue to experience pricing pressure from our customers as well as significant increases in certain raw material prices, especially steel and oil based components. Our contracts typically do not allow us to pass these price increases on to our customers, although we have had some success incorporating these increases into commercial negotiations. The raw material price increases were partially offset by cost savings, restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide, North America, Europe and Asia Pacific light vehicle production in the third quarter of 2008 is estimated at 3.1 million, 4.9 million and 6.9 million units, respectively, which is a 0.4 million unit decrease for North America and a 0.1 million unit increase for Europe and a 0.7 million unit increase for Asia Pacific compared to the third quarter of 2007. We expect that our performance in 2008 will continue to be impacted by changes in light vehicle production volumes, customer pricing pressures, and the cost of raw materials.

Results of Operations
(Dollar amounts in thousands)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2008	2007	2008

Sales	$623,998	$765,639	$1,200,259	$1,521,660
Cost of products sold	517,190	647,650	999,974	1,284,552

Gross profit	106,808	117,989	200,285	237,108
Selling, administration, & engineering expenses	51,309	69,029	100,029	136,432
Amortization of intangibles	7,930	7,925	15,739	15,761
Restructuring	9,049	1,243	13,792	3,638

Operating profit	38,520	39,792	70,725	81,277
Interest expense, net of interest income	(21,040)	(23,383)	(42,884)	(47,598)
Equity earnings	322	2,059	654	4,204
Other income (expense), net	461	(361)	(781)	3,114

Income before income taxes	18,263	18,107	27,714	40,997
Provision for income tax expense	8,577	6,520	13,354	13,738

Net income	$9,686	$11,587	$14,360	$27,259

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Sales:  Consolidated sales increased $141.6 million, or 22.7%, in the second quarter of 2008. This increase resulted primarily from the MAPS and MAP India acquisitions and favorable foreign exchange ($45.2 million). These favorable items were partially offset by lower sales volume in North America and customer price concessions.

Gross Profit:  Gross profit increased $11.2 million to $118.0 million (approximately 15.4% of sales) in the second quarter of 2008 as compared to $106.8 million (approximately 17.1% of sales) in the second quarter of 2007. This increase resulted primarily from the MAPS, and MAP India acquisitions, favorable foreign exchange and the favorable impact of various cost saving initiatives. These favorable items were partially offset by increased material costs and customer price concessions. The decline in margin percentage was primarily due to raw material prices and North America vehicle volume/mix.

Selling, Administration, and Engineering:  Selling, administration, and engineering expenses increased $17.7 million to $69.0 million in the second quarter of 2008 compared to $51.3 million in the second quarter of 2007, primarily due to the MAPS and MAP India acquisitions.

Interest Expense, net:  The increase in interest expense of $2.3 million in the second quarter of 2008 resulted primarily from increased indebtedness used to finance the acquisition of MAPS, increased short-term borrowings, as well as the translational impact of the stronger Euro and Canadian dollar.

Other Income (Expense):  Other expense increased $0.8 million in the second quarter of 2008 primarily due to foreign currency losses.

Provision for Income Tax Expense (Benefit):  For the three months ended June 30, 2008, the Company recorded income tax expense of $6.5 million on earnings before income taxes of $18.1 million. This compares to an income tax expense of $8.6 million on earnings before income taxes of $18.3 million for the same period of 2007. Income tax expense for the three month period ended June 30, 2008 differs from statutory rates due to income taxes on foreign earnings, valuation allowances in the U.S. and certain foreign jurisdictions, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Sales:  Consolidated sales increased $321.4 million, or 26.8%, in the six months ended June 30, 2008. This increase resulted primarily from the full six months impact of the MAPS, El Jarudo and MAP India acquisitions, and favorable foreign exchange ($90.3 million). These favorable items were partially offset by lower sales volume in North America and customer price concessions.

Gross Profit:  Gross profit increased $36.8 million to $237.1 million (approximately 15.6% of sales) in the six months ended June 30, 2008 as compared to $200.3 million (approximately 16.7% of sales) in the six months ended June 30, 2007. This increase resulted primarily from the MAPS, El Jarudo and MAP India acquisitions, favorable foreign exchange and the favorable impact of various cost saving initiatives. These favorable items were partially offset by increased material costs and customer price concessions. The decline in margin percentage was primarily due to raw material prices and North America volume/mix.

Selling, Administration, and Engineering:  Selling, administration, and engineering expenses increased $36.4 million to $136.4 million in the six months ended June 30, 2008 compared to $100.0 million for the six months ended June 30 2007, primarily due to the MAPS, El Jarudo and MAP India acquisitions.

Interest Expense, net:  The increase in interest expense of $4.7 million in the six months ended June 30, 2008 resulted primarily from increased indebtedness used to finance the acquisition of MAPS,

increased short-term borrowings, as well as the translational impact of the stronger Euro and Canadian dollar.

Other Income (Expense):  Other income was $3.1 million in the six months ended June 30, 2008 compared to other expense of $0.8 million in the six months ended June 30, 2007. This was due primarily to an increase in foreign currency gains and gain on debt repurchase.

Provision for Income Tax Expense (Benefit):  For the six months ended June 30, 2008, the Company recorded income tax expense of $13.7 million on earnings before income taxes of $41.0 million. This compares to an income tax expense of $13.4 million on earnings before income taxes of $27.7 million for the same period of 2007. Income tax expense for the six month period ended June 30, 2008 differs from statutory rates due to income taxes on foreign earnings, valuation allowances in the U.S. and certain foreign jurisdictions, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations
(Dollar amounts in thousands)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2008	2007	2008

Sales
Body & Chassis	$305,542	$449,961	$596,674	$889,903
Fluid	293,910	289,737	556,676	580,963
Asia Pacific	24,546	25,941	46,909	50,794

	$623,998	$765,639	$1,200,259	$1,521,660

Segment profit (loss)
Body & Chassis	$8,560	$16,444	$15,774	$33,856
Fluid	12,388	6,121	17,584	15,007
Asia Pacific	(2,685)	(4,458)	(5,644)	(7,866)

	$18,263	$18,107	$27,714	$40,997

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Body & Chassis:  Sales increased $144.4 million, or 47.3%, primarily due to the MAPS and MAP India acquisitions, and favorable foreign exchange ($25.9 million), partially offset by lower sales volume and customer price concessions. Segment profit increased by $7.9 million, primarily due to the favorable impact of various cost saving initiatives and the acquisition of MAPS and MAP India, partially offset by higher raw material costs, lower sales volume and customer price concessions.

Fluid:  Sales decreased $4.2 million, or 1.4%, primarily due to customer price concessions and lower volume in North America, partially offset by favorable foreign exchange ($19.0 million). Segment profit decreased by $6.3 million, primarily due to lower sales volume, customer price concessions and increased material costs, partially offset by the favorable impact of various cost savings initiatives.

Asia Pacific:  Sales increased $1.4 million, or 5.7%, primarily due to increased sales volume. Segment loss increased by $1.8 million, primarily as a result of start up related costs for operations in this region and increased material costs.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Body & Chassis:  Sales increased $293.2 million, or 49.1%, primarily due to the MAPS and MAP India acquisitions and favorable foreign exchange ($52.6 million), partially offset by lower sales volume and customer price concessions. Segment profit increased by $18.1 million, primarily due to the favorable impact of various cost saving initiatives and the acquisition of MAPS and MAP India, partially offset by higher raw material costs, lower sales volume and customer price concessions.

Fluid:  Sales increased $24.3 million, or 4.4%, primarily due to the acquisition of El Jarudo and favorable foreign exchange ($36.0 million), partially offset by lower sales volume in North America and customer price concessions. Segment profit decreased by $2.6 million, primarily due to increased material costs, lower sales volume and customer price concessions, partially offset by the favorable impact of various cost savings initiatives and the acquisition of El Jarudo.

Asia Pacific:  Sales increased $3.9 million, or 8.3%, primarily due to favorable foreign exchange ($1.7 million) and increased volume. Segment loss increased by $2.2 million, primarily as a result of start up related costs for operations in this region and increased material costs.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to the Condensed Consolidated Financial Statements for discussion of restructuring activities during the six months ended June 30, 2008.

Liquidity and Capital Resources

Operating Activities:  Cash provided by operations in the six months ended June 30, 2008 was $45.1 million which included $54.9 million of cash used for changes in operating assets and liabilities due to anticipated seasonal fluctuations. Cash provided by operations of $91.7 million in the six months ended June 30, 2007, included $13.3 million of cash provided by changes in operating assets and liabilities. We anticipate that cash flows from operations for the year to exceed our projected capital expenditures and working capital needs.

Investing Activities:  Cash used in investing activities was $47.4 million in the six months ended June 30, 2008, which primarily consisted of $48.0 million of capital spending, as compared to $48.6 million usage in the six months ended June 30, 2007, which primarily consisted of acquisition cost of $10.0 million related to the acquisition of El Jarudo and capital spending of $43.8 million partially offset by gross proceeds of $4.8 million from the sale-leaseback transaction. We anticipate that we will spend approximately $125.0 million on capital expenditures in the year ending December 31, 2008. This anticipated capital spending is within the limits prescribed by our amended senior secured credit facilities.

Financing Activities:  Cash used in financing activities in the six months ended June 30, 2008 was $2.3 million, which consisted primarily of normal debt payments and repurchase of bonds, partially offset by increased short-term debt, as compared to cash used in financing activities of $27.0 million in the six months ended June 30, 2007, which consisted primarily of normal debt payments and voluntary prepayments on our term loans.

The Company is significantly leveraged. As of June 30, 2008, we had outstanding $1,124.3 million in aggregate indebtedness, with an additional $92.3 million of borrowing capacity available under our revolving credit facility (after giving effect to $32.7 million of usage). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2008, which would be due five days after filing of our Form 10-K or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

Our compliance with certain of the covenants contained in our senior credit agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for unusual items and certain other contingencies described in those agreements. The breach of such covenants in our senior credit agreement could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is limited with exceptions that are either partially tied to similar financial ratios (in the case of the notes indentures) or are based on negotiated carveouts and baskets (in the case of the credit agreement). We refer to EBITDA as adjusted under the indentures as Indentures EBITDA and EBITDA as adjusted under the senior credit agreement as Consolidated EBITDA.

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

The following table reconciles net income to EBITDA and pro forma Indentures EBITDA under the credit agreement (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net income	$9.7	$11.6	$14.4	$27.3
Provision for income tax expense	8.6	6.5	13.4	13.7
Interest expense, net of interest income	21.1	23.4	42.9	47.6
Depreciation and amortization	31.3	35.2	61.2	71.0

EBITDA	$70.7	$76.7	$131.9	$159.6
Restructuring	6.2	1.2	10.9	3.6
Gain on bond repurchase	—	—	—	(1.7)
Foreign exchange gain(1)	(0.2)	—	(0.5)	(0.5)
Claim reserve(2)	—	(0.6)	—	(0.6)

	76.7	77.3	142.3	160.4
Pro forma adjustments related to acquisitions(3)	17.4	—	30.9	—
EBITDA adjustment related to other joint ventures(4)	2.2	1.6	3.9	4.0

Consolidated EBITDA	$96.3	$78.9	$177.1	$164.4

(1)	Unrealized foreign exchange gain on Acquisition-related indebtedness.

(2)	Excess reserve due to favorable settlement on a bankruptcy claim.

(3)	Pro forma adjustments related to reported EBITDA for the period from April 1, 2007 to June 30, 2007 and January 1, 2007 to June 30, 2007, for the three and six months ended June 30, 2007, respectively.

(4)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.

Our covenant level and ratio for the four quarters ended June 30, 2008 are as follows:

Covenant Level
	at June 30,	Covenant
	2008	Thresholds

Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	1.8 to 1.0	≤3.25 to 1.0

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could, ” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

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

As of June 30, 2008, we had $559.8 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.9 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of June 30, 2008, interest rate swap contracts representing $279.9 million of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. Of the above amount $243.7 million of notional amount pertains to the swap of USD denominated debt fixed at 5.764%, $21.7 million pertains to Canadian dollar denominated debt fixed at 4.91% and $14.4 million pertains to EURO denominated debt fixed at 4.14%. As of June 30, 2008, the fair market value of $(15.0) million for the USD and Canadian swaps were recorded in other long-term liabilities and the same amount of net losses were recorded in accumulated other comprehensive income (loss). As of June 30, 2008, the fair market value of $0.4 million for the Euro swap was recorded in other long-term assets and the same amount of net income was recorded in accumulated other comprehensive income (loss). The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates. A 100 basis point parallel increase of the discount curve would change the fair value of the swap contracts by $7.8 million to $(6.8) million. A 100 basis point parallel decrease of the discount curve would change the fair value of the swap contracts by $8.2 million to $(22.8) million.

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. As of June 30, 2008 the fair market value of these contracts was approximately $(0.2) million.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of June 30, 2008, forward foreign exchange contracts representing $13.8 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $1.1 million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $1.3 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $1.6 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of June 30, 2008, forward foreign exchange contracts representing $11.7 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.1 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $0.6 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $0.6 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of June 30, 2008, forward foreign exchange contracts representing $18.8 million of notional amount were outstanding with maturities of less than twelve months and the fair market value of these contracts was approximately $0.3 million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $1.9 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $1.5 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of June 30, 2008, commodity contracts representing $3.5 million of notional amount were outstanding with a fair market value of approximately $0.1 million. A 10% change in the equivalent commodity price would result in a change of $0.3 million in the fair market value of these contracts.

Item 4.	Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The exhibits listed on the “Index to Exhibits” are filed with this Form 10-Q or incorporated by reference as set forth below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 13, 2008 Date	/s/ Edward A. Hasler Edward A. Hasler President and Chief Executive Officer (Principal Executive Officer)

August 13, 2008 Date	/s/ Allen J. Campbell Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 13, 2008 Date	/s/ Helen T. Yantz Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

31	.1*	Certification of Edward A. Hasler, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Edward A. Hasler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith