Form 10-Q
period 2008-09-30
Cooper-Standard Holdings Inc.
filed 2008-11-12
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding, at November 6, 2008:

3,479,100 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Sales	$602,570	$599,656	$1,802,829	$2,121,316
Cost of products sold	519,111	537,172	1,519,085	1,821,724

Gross profit	83,459	62,484	283,744	299,592
Selling, administration, & engineering expenses	52,744	51,336	152,773	187,768
Amortization of intangibles	7,832	7,758	23,571	23,519
Restructuring	5,646	13,477	19,438	17,115

Operating profit (loss)	17,237	(10,087)	87,962	71,190
Interest expense, net of interest income	(21,980)	(23,677)	(64,864)	(71,275)
Equity earnings (losses)	(444)	370	210	4,574
Other income (expense), net	(351)	(196)	(1,132)	2,918

Income (loss) before income taxes	(5,538)	(33,590)	22,176	7,407
Provision for income tax expense (benefit)	7,252	(995)	20,606	12,743

Net income (loss)	$(12,790)	$(32,595)	$1,570	$(5,336)

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2007	September 30, 2008
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,877	$33,883
Accounts receivable, net	546,794	486,372
Inventories, net	155,321	148,097
Prepaid expenses	19,603	19,868
Other	9,674	5,151

Total current assets	772,269	693,371
Property, plant, and equipment, net	722,373	675,158
Goodwill	290,588	290,209
Intangibles, net	256,258	230,957
Other assets	120,767	121,238

	$2,162,255	$2,010,933

Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$51,999	$40,809
Accounts payable	295,638	221,833
Payroll liabilities	103,161	95,296
Accrued liabilities	78,218	88,007

Total current liabilities	529,016	445,945
Long-term debt	1,088,162	1,058,258
Pension benefits	109,101	96,614
Postretirement benefits other than pensions	76,514	64,734
Deferred tax liabilities	28,331	24,640
Other long-term liabilities	62,573	60,836
Stockholders’ equity:
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2007 and September 30, 2008, 3,483,600 and 3,479,100 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	35	35
Additional paid-in capital	354,874	354,912
Accumulated deficit	(155,339)	(160,675)
Accumulated other comprehensive income	68,988	65,634

Total stockholders’ equity	268,558	259,906

	$2,162,255	$2,010,933

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

(UNAUDITED)

(Dollar amounts in thousands)

	2007	2008
Operating Activities:
Net income (loss)	$1,570	$(5,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72,018	82,686
Amortization	23,571	23,519
Non-cash restructuring charges	58	3,690
Gain on bond repurchase	—	(1,696)
Amortization of debt issuance cost	3,618	3,646
Stock-based compensation expense	444	1,282
Changes in operating assets and liabilities	10,505	(24,327)

Net cash provided by operating activities	111,784	83,464
Investing activities:
Property, plant, and equipment	(69,555)	(66,836)
Acquisition of business, net of cash acquired	(148,348)	4,937
Gross proceeds from sale-leaseback transaction	4,806	8,556
Other	1,028	4,368

Net cash used in investing activities	(212,069)	(48,975)
Financing activities:
Proceeds from issuance of long-term debt	59,968	—
Increase (decrease) in short-term debt	34,180	(18,584)
Principal payments on long-term debt	(32,266)	(13,616)
Equity contributions	30,000	—
Repurchase of common stock	—	(540)
Repurchase of bonds	—	(5,306)
Other	(3,073)	(373)

Net cash provided by (used in) financing activities	88,809	(38,419)
Effects of exchange rate changes on cash	2,695	(3,064)
Changes in cash and cash equivalents	(8,781)	(6,994)
Cash and cash equivalents at beginning of period	56,322	40,877

Cash and cash equivalents at end of period	$47,541	$33,883

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2008 are not necessarily indicative of results for the full year.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. The prospective method requires compensation cost to be recognized for all share-based payments granted after the effective date of SFAS No. 123 (R). All awards granted prior to the effective date are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions in the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008.

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

This statement also requires the measurement of defined benefit plan asset and liabilities as of the annual balance sheet date. The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company previously measured its pension and other postretirement benefit obligations as of October 1 each year. The adoption of the measurement date provisions of SFAS No. 158 will increase long-term liabilities by approximately $3,600 and accumulated deficit by approximately $3,100, representing the net periodic benefit cost for the period between the measurement date utilized in 2007 and the beginning of 2008. There will be no effect on the Company’s results of operations or cash flows.

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

The acquisition of the MAPS businesses were accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s condensed consolidated balance sheet as of September 30, 2008. The operating results of the MAPS businesses were included in the condensed consolidated financial statements from the date of acquisition. The following summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,216
Inventories, net	33,415
Prepaid expenses	7,995
Property, plant, and equipment, net	123,613
Investments	16,531
Other assets	32,874

Total assets acquired	342,881

Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	12,376
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	16,676

Total liabilities assumed	198,503

Net assets acquired	$144,378

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction.

The value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of September 30, 2008.

The following unaudited pro forma financial data summarizes the results of operations for the three and nine months ended September 30, 2007, as if the MAPS acquisition had occurred as of January 1, 2007. Pro forma adjustments include liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2007, or that may be attained in the future and do not include other effects of the acquisition.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Sales	$671,628	$2,099,648
Operating Profit	21,817	110,876
Net income (loss)	(11,157)	10,238

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

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2008 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2008	$153,836	$135,331	$1,421	$290,588
Adjustments to the Acquisition of El Jarudo	—	(379)	—	(379)

Balance at September 30, 2008	$153,836	$134,952	$1,421	$290,209

Automotive industry conditions in North America and Europe continue to be challenging. In North America vehicle production volumes are declining and product mix is changing and in Europe the market is fragmented with significant overcapacity. If these conditions continue the Company could potentially need to record a charge to goodwill reflecting an impairment.

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2007 and September 30, 2008, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$157,897	$(59,100)	$98,797	7 to 9 years
Customer relationships	171,291	(25,484)	145,807	15 to 20 years
Developed technology	14,466	(4,603)	9,863	5 to 12 years
Trademarks and tradenames	1,700	(199)	1,501	12 to 20 years
Other	2,755	(2,465)	290

Balance at December 31, 2007	$348,109	$(91,851)	$256,258

Customer contracts	$156,478	$(73,382)	$83,096	7 to 9 years
Customer relationships	169,622	(31,637)	137,985	15 to 20 years
Developed technology	14,421	(5,966)	8,455	5 to 12 years
Trademarks and tradenames	1,700	(279)	1,421	12 to 20 years
Other	2,751	(2,751)	—

Balance at September 30, 2008	$344,972	$(114,015)	$230,957

Amortization expense totaled $7,832 and $7,758 for the three months ended September 30, 2007 and 2008, respectively, and $23,571 and $23,519 for the nine months ended September 30, 2007 and 2008, respectively. Estimated amortization expense will total approximately $31,000 for the year ending December 31, 2008.

4. Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures were substantially completed as of September 30, 2008, although the Company will continue to incur costs until the facilities are closed.

During the nine months ended September 30, 2008, the Company recorded total costs of $1,609 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance, other exit costs and asset impairment of $271, $1,228 and $272, respectively. In addition the Company received $162 for assets that were previously written off. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	271	1,228	110	1,609
Cash payments	(810)	(1,520)	162	(2,168)
Utilization of reserve	—	—	(272)	(272)

Balance at September 30, 2008	$236	$250	$—	$486

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was completed during 2008 at a total cost of $3,809. During the nine months ended September 30, 2008, the Company reversed $9 of severance costs.

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is expected to be completed in 2008 at an estimated total cost of approximately $23,000 ($20,085 incurred in 2006 and 2007). The Company recorded severance, and other exit costs of $800 and $343, respectively, during the nine months ended September 30, 2008. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	800	343	—	1,143
Cash payments	(1,194)	(343)	—	(1,537)

Balance at September 30, 2008	$1,048	$—	$—	$1,048

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are expected to be completed in 2008 at an estimated total cost of approximately $21,500, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting in 2006. The Company recorded severance, and other exit costs of $592 and $2,053, respectively, during the nine months ended September 30, 2008. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	592	2,053	—	2,645
Cash payments	(3,118)	(5,771)	—	(8,889)

Balance at September 30, 2008	$3,924	$492	$—	$4,416

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed in 2007. The estimated total cost of this closure is expected to be approximately $1,500, as the Company will continue to incur costs until the facility is sold. During the nine months ended September 30, 2008 the Company recognized other exit costs and asset impairments of $296 and $136, respectively, related to this initiative.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The Company recorded severance, other exit costs and asset impairment of $2,670, $43 and $3,282, respectively, during the nine months ended September 30, 2008. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	2,670	43	3,282	5,995
Cash payments	(600)	(43)	—	(643)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at September 30, 2008	$2,070	$—	$—	$2,070

SG&A Initiatives

The Company approved a restructuring initiative to reduce its North America work force in response to reduced volumes and a weakening economy. During the quarter ended September 30, 2008, the Company recorded severance costs of $5,300 associated with this initiative, which will be paid out over future periods.

5. Inventories

Inventories are comprised of the following:

	December 31, 2007	September 30, 2008
Finished goods	$50,679	$44,851
Work in process	32,665	35,434
Raw materials and supplies	71,977	67,812

	$155,321	$148,097

6. Debt

Outstanding debt consisted of the following at December 31, 2007 and September 30, 2008:

	December 31, 2007	September 30, 2008
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	323,350
Term Loan A	40,062	31,071
Term Loan B	67,033	66,532
Term Loan C	167,531	166,236
Term Loan D	186,200	184,775
Term Loan E	93,508	89,658
Revolving Credit Facility	—	5,997
Capital leases and other borrowings	55,327	31,448

Total debt	1,140,161	1,099,067
Less: debt payable within one year	(51,999)	(40,809)

Total long-term debt	$1,088,162	$1,058,258

On April 17, 2008, the Company finalized an amendment to a factoring agreement existing between MAPS Italy and an Italian factoring company. The amendment changed certain terms and conditions within the agreement, which allows certain factored receivables to be treated as true sales. Receivables factored under this arrangement are not included in the Company’s consolidated accounts receivable and debt totals. At December 31, 2007, prior to the amendment of the factoring arrangement, MAPS Italy had outstanding factored receivables of approximately $23,500 equivalent included in Capital leases and other borrowings in the table above.

Lehman Commercial Paper, Inc. (LCPI) has a $10,000 commitment to the Company as part of our $125,000 revolving credit facility. LCPI recently filed for bankruptcy protection and the revolver availability was effectively reduced by their position, therefore the revolving credit facility currently provides for borrowings up to $115,000. The Company is actively seeking to have this commitment replaced by another financial institution.

The Company had $5,997 of outstanding borrowings and $25,273 of standby letters of credit outstanding under the Revolving Credit Facility as of September 30, 2008, leaving $83,730 of undrawn availability. If the Company is successful in replacing the LCPI commitment the undrawn availability would increase by $10,000.

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

In October 2008 the Company elected to borrow $63,199 under its revolving credit facility to protect against possible short-term disruptions in the financial markets. These funds are currently invested in safe, short-term investments.

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine month periods ended September 30, 2007 and 2008 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$3,007	$1,452	$2,533	$909
Interest cost	3,598	1,368	3,879	1,947
Expected return on plan assets	(4,235)	(1,036)	(4,538)	(1,056)
Amortization of prior service cost and recognized actuarial loss	60	185	48	94

Net periodic benefit cost	$2,430	$1,969	$1,922	$1,894

	Pension Benefits
	Nine Months Ended September 30,
	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9,022	$4,160	$7,599	$2,780
Interest cost	10,793	3,910	11,637	5,935
Expected return on plan assets	(12,705)	(2,959)	(13,614)	(3,250)
Amortization of prior service cost and recognized actuarial loss	180	528	144	287

Net periodic benefit cost	$7,290	$5,639	$5,766	$5,752

As a result of previous changes in discount rates and participant census data for the U.S., pension net periodic benefit cost has decreased compared to the prior year.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Service cost	$96	$464	$1,813	$1,615
Interest cost	839	996	3,602	3,407
Amortization of prior service cost and recognized actuarial loss	(637)	(1,181)	(681)	(2,171)

Net periodic benefit cost	$298	$279	$4,734	$2,851

As a result of previous and current quarter plan amendments which required a remeasurement and changes in discount rates and participant census data other postretirement benefits net periodic benefit cost has decreased compared to the prior year.

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

Income tax benefit for the three months ended September 30, 2008 was $995 on pre-tax losses of $33,590, while income tax expense for the nine months ended September 30, 2008 was $12,743 on pre-tax income of $7,407. Income tax expense for the three months ended September 30, 2007 was $7,252 on pre-tax losses of $5,538, while income tax expense for the nine months ended September 30, 2007 was $20,606 on pre-tax income of $22,176. The income tax rate for the three and nine months ended September 30, 2008 varies from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

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

9. Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$(12,790)	$(32,595)	$1,570	$(5,336)
Currency translation adjustment	16,821	(47,960)	29,967	(11,552)
Pension and other postretirement benefits	(309)	8,604	(493)	7,881
Fair value change of derivatives	(3,805)	(1,748)	(620)	317

Comprehensive income (loss)	$(83)	$(73,699)	$30,424	$(8,690)

10. Other Income (Expense), net

The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Foreign currency gains (losses)	$(399)	$(401)	$(1,253)	$857
Gain on debt repurchase	—	—	—	1,696
Minority interest	51	214	129	365
Loss on disposal of fixed assets	(3)	(9)	(8)	—

Other income (expense), net	$(351)	$(196)	$(1,132)	$2,918

11. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $7,690 and $6,700 in the three months ended September 30, 2007 and 2008, respectively and $23,781 and $21,350 in the nine months ended September 30, 2007 and 2008, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $638 and $210 in the three months ended September 30, 2007 and 2008, respectively, and $4,493 and $1,112 in the nine months ended September 30, 2007 and 2008, respectively.

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

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Sales to external customers
Body & Chassis	$315,766	$354,912	$912,440	$1,244,815
Fluid	262,796	220,899	819,472	801,862
Asia Pacific	24,008	23,845	70,917	74,639

Consolidated	$602,570	$599,656	$1,802,829	$2,121,316

Intersegment sales
Body & Chassis	$5,129	$2,751	$17,334	$11,137
Fluid	1,322	554	3,348	2,417
Asia Pacific	2,881	2,546	4,871	7,681
Eliminations and other	(9,332)	(5,851)	(25,553)	(21,235)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
Body & Chassis	$223	$(12,414)	$15,997	$21,442
Fluid	(2,183)	(8,935)	15,401	6,072
Asia Pacific	(3,578)	(12,241)	(9,222)	(20,107)

Income (loss) before income taxes	$(5,538)	$(33,590)	$22,176	$7,407

	December 31, 2007	September 30, 2008
Segment assets
Body & Chassis	$1,153,013	$1,083,107
Fluid	811,715	788,339
Asia Pacific	89,568	90,261
Eliminations and other	107,959	49,226

Consolidated	$2,162,255	$2,010,933

Restructuring costs included in segment profit for Body & Chassis totaled $3,821 and $3,946 for the three months ended September 30, 2007 and 2008, respectively, Fluid totaled $1,793 and $3,098 for the three months ended September 30, 2007 and 2008, respectively, Asia Pacific totaled $32 and $5,894 for the three months ended September 30, 2007 and 2008, respectively, Eliminations and other totaled $0 and $539 for the three months ended September 30, 2007 and 2008, respectively.

Restructuring costs included in segment profit for Body & Chassis totaled $16,510 and $4,957 for the nine months ended September 30, 2007 and 2008, respectively, Fluid totaled $2,892 and $5,719 for the nine months ended September 30, 2007 and 2008, respectively, Asia Pacific totaled $36 and $5,900 for the nine months ended September 30, 2007 and 2008, respectively, Eliminations and other totaled $0 and $539 for the nine months ended September 30, 2007 and 2008, respectively.

13. Guarantor and Non-Guarantor Subsidiaries

In connection with the December 2004 acquisition by the Company of the automotive segment of Cooper Tire & Rubber Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the “Parent”) and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions (dollars in millions). Cash flows from operating activities for the Non-Guarantors for the nine months ended September 30, 2007, have been adjusted downwards by approximately $67,900, which does not affect the consolidated totals.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$107.4	$179.0	$353.6	$(37.5)	$602.5
Cost of products sold	—	99.8	143.5	313.3	(37.5)	519.1
Selling, administration, & engineering expenses	—	27.5	8.6	16.6	—	52.7
Amortization of intangibles	—	5.4	0.7	1.8	—	7.9
Restructuring	—	1.6	0.4	3.6	—	5.6

Operating profit (loss)	—	(26.9)	25.8	18.3	—	17.2
Interest expense, net of interest income	—	(18.8)	—	(3.2)	—	(22.0)
Equity earnings (losses)	—	(0.1)	(0.3)	—	—	(0.4)
Other income (expense)	—	9.9	—	(10.3)	—	(0.4)

Income (loss) before income taxes	—	(35.9)	25.5	4.8	—	(5.6)
Provision for income tax expense (benefit)	—	6.8	(4.5)	4.9	—	7.2

Income (loss) before equity in income (loss) of subsidiaries	—	(42.7)	30.0	(0.1)	—	(12.8)
Equity in net income (loss) of subsidiaries	(12.8)	29.9	—	—	(17.1)	—

NET INCOME (LOSS)	$(12.8)	$(12.8)	$30.0	$(0.1)	$(17.1)	$(12.8)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$75.0	$121.9	$425.1	$(22.4)	$599.6
Cost of products sold	—	74.0	105.5	380.0	(22.4)	537.1
Selling, administration, & engineering expenses	—	16.5	7.3	27.6	—	51.4
Amortization of intangibles	—	5.1	0.6	2.0	—	7.7
Restructuring	—	2.8	0.4	10.3	—	13.5

Operating profit (loss)	—	(23.4)	8.1	5.2	—	(10.1)
Interest expense, net of interest income	—	(19.3)	—	(4.4)	—	(23.7)
Equity earnings (losses)	—	(0.4)	0.3	0.5	—	0.4
Other income (expense), net	—	1.6	—	(1.8)	—	(0.2)

Income (loss) before income taxes	—	(41.5)	8.4	(0.5)	—	(33.6)
Provision for income tax expense (benefit)	—	(8.5)	4.4	3.1	—	(1.0)

Income (loss) before equity in income (loss) of subsidiaries	—	(33.0)	4.0	(3.6)	—	(32.6)
Equity in net income (loss) of subsidiaries	(32.6)	0.4	—	—	32.2	—

NET INCOME (LOSS)	$(32.6)	$(32.6)	$4.0	$(3.6)	$32.2	$(32.6)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$357.0	$542.8	$998.4	$(95.4)	$1,802.8
Cost of products sold	—	323.7	434.0	856.8	(95.4)	1,519.1
Selling, administration, & engineering expenses	—	84.2	22.6	46.0	—	152.8
Amortization of intangibles	—	16.1	2.1	5.4	—	23.6
Restructuring	—	3.6	0.8	15.0	—	19.4

Operating profit (loss)	—	(70.6)	83.3	75.2	—	87.9
Interest expense, net of interest income	—	(56.4)	—	(8.4)	—	(64.8)
Equity earnings (losses)	—	(0.6)	0.8	—	—	0.2
Other income (expense)	—	31.0	0.1	(32.2)	—	(1.1)

Income (loss) before income taxes	—	(96.6)	84.2	34.6	—	22.2
Provision for income tax expense (benefit)	—	17.8	(15.8)	18.6	—	20.6

Income (loss) before equity in income (loss) of subsidiaries	—	(114.4)	100.0	16.0	—	1.6
Equity in net income (loss) of subsidiaries	1.6	116.0	—	—	(117.6)	—

NET INCOME (LOSS)	$1.6	$1.6	$100.0	$16.0	$(117.6)	$1.6

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$298.8	$441.3	$1,460.1	$(78.9)	$2,121.3
Cost of products sold	—	267.7	369.2	1,263.7	(78.9)	1,821.7
Selling, administration, & engineering expenses	—	79.8	23.5	84.5	—	187.8
Amortization of intangibles	—	15.4	1.8	6.3	—	23.5
Restructuring	—	3.4	1.3	12.4	—	17.1

Operating profit (loss)	—	(67.5)	45.5	93.2	—	71.2
Interest expense, net of interest income	—	(58.0)	—	(13.3)	—	(71.3)
Equity earnings (losses)	—	(0.5)	3.4	1.7	—	4.6
Other income (expense), net	—	24.4	0.4	(21.9)	—	2.9

Income (loss) before income taxes	—	(101.6)	49.3	59.7	—	7.4
Provision for income tax expense (benefit)	—	(4.5)	2.1	15.1	—	12.7

Income (loss) before equity in income (loss) of subsidiaries	—	(97.1)	47.2	44.6	—	(5.3)
Equity in net income (loss) of subsidiaries	(5.3)	91.8	—	—	(86.5)	—

NET INCOME (LOSS)	$(5.3)	$(5.3)	$47.2	$44.6	$(86.5)	$(5.3)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$(1.7)	$—	$40.9
Accounts receivable, net	—	52.3	105.6	388.9	—	546.8
Inventories	—	24.4	28.9	102.0	—	155.3
Prepaid Expenses	—	(2.3)	1.0	20.9	—	19.6
Other	—	9.7	—	—	—	9.7

Total current assets	—	126.7	135.5	510.1	—	772.3
Investments in affiliates and intercompany accounts, net	268.5	360.4	490.4	177.5	(1,260.1)	36.7
Property, plant, and equipment, net	—	76.7	129.2	516.5	—	722.4
Goodwill	—	248.7	17.3	24.6	—	290.6
Other assets	—	199.7	35.0	105.6	—	340.3

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$7.6	$—	$44.4	$—	$52.0
Accounts payable	—	60.1	33.3	202.2	—	295.6
Accrued liabilities	—	54.6	8.1	118.7	—	181.4

Total current liabilities	—	122.3	41.4	365.3	—	529.0
Long-term debt	—	970.8	—	117.4	—	1,088.2
Other long-term liabilities	—	138.6	6.9	131.1	—	276.6

	—	1,231.7	48.3	613.8	—	1,893.8
Total stockholders’ equity	268.5	(219.5)	759.1	720.5	(1,260.1)	268.5

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

CONSOLIDATING BALANCE SHEET

September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$(0.8)	$—	$34.7	$—	$33.9
Accounts receivable, net	—	61.2	85.6	339.5	—	486.3
Inventories	—	22.2	27.3	98.6	—	148.1
Prepaid Expenses	—	(0.3)	0.6	19.6	—	19.9
Other	—	5.1	—	—	—	5.1

Total current assets	—	87.4	113.5	492.4	—	693.3
Investments in affiliates and intercompany accounts, net	259.9	380.6	576.8	158.2	(1,335.9)	39.6
Property, plant, and equipment, net	—	61.2	124.2	489.8	—	675.2
Goodwill	—	246.5	17.3	26.4	—	290.2
Other assets	—	195.9	16.7	100.0	—	312.6

	$259.9	$971.6	$848.5	$1,266.8	$(1,335.9)	$2,010.9

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$10.6	$—	$30.2	$—	$40.8
Accounts payable	—	33.4	27.2	161.2	—	221.8
Accrued liabilities	—	53.7	8.3	121.3	—	183.3

Total current liabilities	—	97.7	35.5	312.7	—	445.9
Long-term debt	—	959.6	—	98.7	—	1,058.3
Other long-term liabilities	—	118.1	6.7	122.0	—	246.8

	—	1,175.4	42.2	533.4	—	1,751.0
Total stockholders’ equity	259.9	(203.8)	806.3	733.4	(1,335.9)	259.9

	$259.9	$971.6	$848.5	$1,266.8	$(1,335.9)	$2,010.9

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(59.2)	$21.7	$149.3	$—	$111.8
INVESTING ACTIVITIES
Property, plant, and equipment	—	(9.0)	(11.9)	(48.6)	—	(69.5)
Gross proceeds from sale-leaseback transaction	—	—	—	4.8	—	4.8
Acquisition of El Jarudo, net of cash acquired	—	—	(10.0)	—	—	(10.0)
Acquisition of MAPS, net of cash acquired	—	—	—	(138.4)	—	(138.4)
Cost of equity investments	—	—	—	—	—	—
Other	—	—	—	1.0	—	1.0

Net cash used in investing activities	—	(9.0)	(21.9)	(181.2)	—	(212.1)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60.0	—	—	—	60.0
Increase/(decrease) in short term debt	—	9.9	—	24.3	—	34.2
Principal payments on long-term debt	—	(2.3)	—	(30.0)	—	(32.3)
Proceeds from issuance of stock	—	—	—	—	—	—
Debt issuance costs	—	(2.4)	—	(0.2)	—	(2.6)
Equity Contributions	—	30.0	—	—	—	30.0
Net change in intercompany advances	—	—	—	—	—	—
Other	—	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	—	94.7	—	(5.9)	—	88.8
Effects of exchange rate changes on cash	—	2.7	—	—	—	2.7
Changes in cash and cash equivalents	—	29.2	(0.2)	(37.8)	—	(8.8)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3

Cash and cash equivalents at end of period	$—	$51.1	$0.2	$(3.8)	$—	47.5

Depreciation and amortization	$—	$30.4	$22.7	$42.5	$—	$95.6

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.5	$(36.9)	$9.5	$110.4	$—	$83.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(5.9)	(9.7)	(51.2)	—	(66.8)
Gross proceeds from sale-leaseback transaction	—	—	—	8.6	—	8.6
Other	—	4.0	0.2	5.0	—	9.2

Net cash used in investing activities	—	(1.9)	(9.5)	(37.6)	—	(49.0)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	2.9	—	(21.5)	—	(18.6)
Principal payments on long-term debt	—	(2.2)	—	(11.4)	—	(13.6)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	(0.5)	(0.3)	—	(0.1)	—	(0.9)

Net cash provided by (used in) financing activities	(0.5)	(4.9)	—	(33.0)	—	(38.4)
Effects of exchange rate changes on cash	—	0.3	—	(3.4)	—	(3.1)
Changes in cash and cash equivalents	—	(43.4)	—	36.4	—	(7.0)
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$(0.8)	$—	$34.7	$—	$33.9

Depreciation and amortization	$—	$27.7	$18.6	$59.9	$—	$106.2

14. Derivative Instruments and Hedging Activities

Interest Rate Swaps - The Company uses interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

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

As of September 30, 2008, interest rate swap contracts representing $274,194 of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. The above notional amount includes $61,488 of a USD denominated swap with a counterparty that no longer qualifies for cash flow hedge accounting due to the counterparty filing for bankruptcy protection. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. The above amount includes $243,101 of notional amount pertaining to the swap of USD denominated debt fixed at 5.764%, $19,365 pertaining to the Canadian dollar denominated debt fixed at 4.91% and $11,728 of notional amount pertaining to EURO denominated debt fixed at 4.14%.

On September 15, 2008, a counterparty on one of the Company’s USD swaps filed for bankruptcy protection. The swap was de-designated as a cash flow hedge for accounting purposes. The de-designation of this hedge relationship resulted in the following actions:

•

As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(4,350) that were recorded in accumulated other comprehensive income (loss) (“OCI”) pertaining to this swap will be amortized to interest expense over the remaining life of the anticipated hedge relationship which would have normally terminated in December 2011.

•

Recognizing the change in fair market value of the swap from the last date the hedge was effective to September 30, 2008. This change in market value was a decrease in swap liability from $(4,350) to $(3,852) or a gain of $498.

On September 30, 2008 the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap. The off-setting swap covers an identical notional amount of $61,488 and uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities”, and as a result will be marked to market similarly to the de-designated swap. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

As of September 30, 2008, the fair market value of the swaps of $(15,689) for the USD and the Canadian Swap were recorded in other long-term liabilities. An amount $(12,732), net of taxes, was recorded as net losses in the accumulated other comprehensive income (loss). This amount does not include the de-designated swap as the balance remaining on the OCI pertaining to this swap is to be amortized over the remaining life of the underlying debt until December 2011. As of September 30, 2008, the fair market value of $158 for the Euro swap was recorded in other long-term assets and the same amount of net income was recorded in accumulated other comprehensive income (loss). The fair market value of all outstanding interest rate swap contracts is subject to change in value due to change in interest rates.

Forward foreign exchange contracts — The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on the Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Gains of $3,791 related to these contracts were recorded in other income (expense) during the nine months ended September 30, 2008. As of September 30, 2008 the fair market value of these contracts was approximately $887.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of September 30, 2008, forward foreign exchange contracts representing $33,935 of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $(320).

The Company also uses forward foreign exchange to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of September 30, 2008, forward foreign exchange contracts representing $32,800 of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $308.

The Company also uses forward foreign exchange to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of September 30, 2008, forward foreign exchange contracts representing $18,913 of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $361.

The Company also uses forward foreign exchange to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of September 30, 2008, forward foreign exchange contracts representing $3,546 of notional amount were outstanding with maturities of less than three months. The fair market value of these contracts was approximately $76.

Commodity price hedges — The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which are accounted for as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of September 30, 2008, commodity contracts for natural gas, zinc and copper representing $4,143 of notional amount were outstanding with a fair market value of approximately $(780).

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

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008 were as follows:

	Liability	Level 1	Level 2	Level 3
Derivative financial instruments	$14,999	$—	$14,999	$—

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

During the quarter ended September 30, 2008 the Company sold a manufacturing facility to an independent third party and simultaneously agreed to lease the facility from that party for a period of 15 years. Gross proceeds from this sale were $8,556. The transaction is structured as an operating lease.

16. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At September 30, 2008, the Company had $30,012 of receivables outstanding under a Receivables Transfer Agreement entered into by its Italian operations. The Company paid servicing fees related to these receivables for the three and nine months ended September 30, 2008, of $797 and $1,527, respectively. These amounts are recorded in Interest expense, net of interest income in the Condensed Consolidated Statements of Operations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements”) and in our most recently filed annual report on Form 10-K (see Part I, Item 1A. Risk Factors).

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as credit availability, interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. According to CSM Worldwide’s October projections, light vehicle production in North America is expected to be 12.9 million units in 2008, which is down from 15.1 million units in 2007. European production levels in 2008 are expected to be 21.5 million units as compared to 21.7 million units in 2007. Light vehicle production in South America is expected to increase to 4.0 million vehicles in 2008 from 3.6 million vehicles in 2007. Asia Pacific production levels in 2008 are expected to be 27.7 million units as compared to 26.5 million in 2007.

In the third quarter of 2008, our business was negatively impacted by decreased OEM production volumes in North America as well as structural changes in the industry with consumer preference shifting toward vehicles with greater fuel economy. According to CSM Worldwide, actual North America light vehicle production volume for the third quarter of 2008 was 3.0 million units, as compared to 3.6 million units for the third quarter of 2007. Additionally, we continue to experience pricing pressure from our customers as well as increases in certain raw material prices, especially steel and oil-based components. Our contracts typically do not allow us to pass these price increases on to our customers, although we have had success incorporating some of these increases into commercial negotiations. The raw material price increases were partially offset by cost savings, restructuring initiatives, and favorable foreign currency translation.

According to CSM Worldwide’s October projections, North America, Europe and Asia Pacific light vehicle production in the fourth quarter of 2008 is estimated at 3.0 million, 5.0 million and 7.0 million units, respectively, which is a 0.7 million unit decrease for North America, a 0.6 million unit decrease for Europe and a 0.2 million unit decrease for Asia Pacific compared to the fourth quarter of 2007. We expect that our performance in 2008 will continue to be impacted by changes in vehicle production volumes, vehicle mix, cost of raw materials and a stronger US dollar.

Results of Operations

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Sales	$602,570	$599,656	$1,802,829	$2,121,316
Cost of products sold	519,111	537,172	1,519,085	1,821,724

Gross profit	83,459	62,484	283,744	299,592
Selling, administration, & engineering expenses	52,744	51,336	152,773	187,768
Amortization of intangibles	7,832	7,758	23,571	23,519
Restructuring	5,646	13,477	19,438	17,115

Operating profit (loss)	17,237	(10,087)	87,962	71,190
Interest expense, net of interest income	(21,980)	(23,677)	(64,864)	(71,275)
Equity earnings (losses)	(444)	370	210	4,574
Other income (expense), net	(351)	(196)	(1,132)	2,918

Income (loss) before income taxes	(5,538)	(33,590)	22,176	7,407
Provision for income tax expense (benefit)	7,252	(995)	20,606	12,743

Net income (loss)	$(12,790)	$(32,595)	$1,570	$(5,336)

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Sales: Consolidated sales decreased $2.9 million, or 0.5%, in the third quarter of 2008. This decrease was due primarily to lower sales volumes in North America. These unfavorable items were partially offset by the MAPS and MAP India acquisitions and favorable foreign exchange ($17.2 million).

Gross Profit: Gross profit decreased $21.0 million to $62.5 million (approximately 10.4% of sales) in the third quarter of 2008 as compared to $83.5 million (approximately 13.9% of sales) in the third quarter of 2007. The declines in gross profit and margin were primarily due to lower North America vehicle volume, unfavorable mix and material costs. These unfavorable items were partially offset by the acquisitions and the favorable impact of various cost saving initiatives.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses decreased $1.4 million to $51.3 million in the third quarter of 2008 compared to $52.7 million in the third quarter of 2007, primarily due to cost saving initiatives and cost reduction efforts partially offset by increased costs due to the MAPS and MAP India acquisitions.

Interest Expense, net: The increase in interest expense of $1.7 million in the third quarter of 2008 resulted primarily from increased indebtedness used to finance the acquisition of MAPS and increased short-term borrowings.

Provision for Income Tax Expense (Benefit): For the three months ended September 30, 2008, the Company recorded an income tax benefit of $1.0 million on losses of $33.6 million. This compares to an income tax expense of $7.3 million on losses of $5.5 million for the same period of 2007. Income tax benefit for the three month period ended September 30, 2008 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Sales: Consolidated sales increased $318.5 million, or 17.7%, in the nine months ended September 30, 2008. This increase resulted primarily from the full nine months impact of the acquisitions, and favorable foreign exchange ($107.6 million). These favorable items were partially offset by lower sales volume in North America.

Gross Profit: Gross profit increased $15.8 million to $299.6 million (approximately 14.1% of sales) in the nine months ended September 30, 2008 as compared to $283.7 million (approximately 15.7% of sales) in the nine months ended September 30, 2007. This increase resulted primarily from the acquisitions, favorable foreign exchange and the favorable impact of various cost saving initiatives. These favorable items were partially offset by increased material costs. The decline in margin percentage was primarily due to North America volume/mix and raw material prices.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses increased $35.0 million to $187.8 million in the nine months ended September 30, 2008 compared to $152.8 million for the nine months ended September 30 2007, primarily due to the acquisitions.

Interest Expense, net: The increase in interest expense of $6.4 million in the nine months ended September 30, 2008 resulted primarily from increased indebtedness used to finance the acquisition of MAPS and increased short-term borrowings.

Other Income (Expense): Other income was $2.9 million in the nine months ended September 30, 2008 compared to other expense of $1.1 million in the nine months ended September 30, 2007. This was due primarily to an increase in foreign currency gains and gain on debt repurchase.

Provision for Income Tax Expense (Benefit): For the nine months ended September 30, 2008, the Company recorded an income tax expense of $12.7 million on earnings before income taxes of $7.4 million. This compares to an income tax expense of $20.6 million on earnings before income taxes of $22.2 million for the same period of 2007. Income tax expense for the nine month period ended September 30, 2008 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Sales
Body & Chassis	$315,766	$354,912	$912,440	$1,244,815
Fluid	262,796	220,899	819,472	801,862
Asia Pacific	24,008	23,845	70,917	74,639

	$602,570	$599,656	$1,802,829	$2,121,316

Segment profit (loss)
Body & Chassis	$223	$(12,414)	$15,997	$21,442
Fluid	(2,183)	(8,935)	15,401	6,072
Asia Pacific	(3,578)	(12,241)	(9,222)	(20,107)

	$(5,538)	$(33,590)	$22,176	$7,407

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Body & Chassis: Sales increased $39.1 million, or 12.4%, primarily due to the MAPS and MAP India acquisitions, and favorable foreign exchange ($9.3 million), partially offset by lower sales volume and mix in North America. Segment profit decreased by $12.6 million, primarily due to lower sales volume and mix primarily in North America, and increased material costs partially offset by the favorable impact of various cost saving initiatives and the acquisition of MAPS and MAP India.

Fluid: Sales decreased $41.9 million, or 15.9%, primarily due to lower volume and mix in North America, partially offset by favorable foreign exchange ($8.9 million). Segment loss increased by $6.8 million, primarily due to lower sales volume and increased material costs, partially offset by the favorable impact of various cost savings initiatives.

Asia Pacific: Sales were relatively flat compared to the third quarter of 2007, but segment loss increased by $8.7 million, primarily as a result of increased restructuring costs related to the previously announced restructuring initiative in Australia and as a result of start-up related costs for operations in this region.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Body & Chassis: Sales increased $332.4 million, or 36.4%, primarily due to the MAPS and MAP India acquisitions and favorable foreign exchange ($61.9 million), partially offset by lower sales volume and mix in North America. Segment profit increased by $5.4 million, primarily due to the favorable impact of various cost saving initiatives, the acquisition of MAPS and MAP India, and reduced restructuring costs, partially offset by lower sales volume and raw material costs.

Fluid: Sales decreased $17.6 million, or 2.1%, primarily due to lower sales volume in North America, partially offset by favorable foreign exchange ($44.9 million), and the El Jarudo acquisition. Segment profit decreased by $9.3 million, primarily due to lower sales volume and mix, and increased material costs, partially offset by the favorable impact of various cost savings initiatives and the acquisition of El Jarudo.

Asia Pacific: Sales increased $3.7 million, or 5.2%, primarily due to increased volume and favorable foreign exchange ($0.8 million). Segment loss increased by $10.9 million, primarily as a result of increased restructuring costs related to the previously announced restructuring initiative in Australia and as a result of start-up related costs for operations in this region.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. The current economic environment may cause us to accelerate these actions. See the Notes to the Condensed Consolidated Financial Statements for discussion of restructuring activities during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Operating Activities: Cash provided by operations in the nine months ended September 30, 2008 was $83.5 million which included $24.3 million of cash used for changes in operating assets and liabilities due to anticipated seasonal fluctuations. Cash provided by operations of $111.8 million in the nine months ended September 30, 2007, included $10.5 million of cash provided by changes in operating assets and liabilities. We anticipate that cash flows from operations for the year to exceed our projected capital expenditures and working capital needs.

Investing Activities: Cash used in investing activities was $49.0 million in the nine months ended September 30, 2008, which primarily consisted of $66.8 million of capital spending partially offset by gross proceeds of $8.6 million from a sale-leaseback transaction. This compared to $212.1 million usage in the nine months ended September 30, 2007, which primarily consisted of acquisition cost of $148.3 million related to the MAPS and El Jarudo transactions and capital spending of $69.6 million partially offset by gross proceeds of $4.8 million from a sale-leaseback transaction. We anticipate that we will spend approximately $110.0 million on capital expenditures in the year ending December 31, 2008. This anticipated capital spending is within the limits prescribed by our amended senior secured credit facilities.

Financing Activities: Cash used in financing activities in the nine months ended September 30, 2008 was $38.4 million, which consisted primarily of normal debt payments, repurchase of bonds and decreased short-term debt, as compared to cash provided by financing activities of $88.8 million in the nine months ended September 30, 2007, which consisted primarily of proceeds from issuance of acquisition-related debt of $60.0 million, a net increase in short term debt of $34.2 million, and equity contributions of $30.0 million, partially offset by $32.3 million of normal debt repayments and voluntary prepayments on our term loans and $2.6 million of debt issuance costs.

Lehman Commercial Paper, Inc. (LCPI) has a $10.0 million commitment to the Company as part of our $125.0 million revolving credit facility. Recently LCPI filed for bankruptcy protection and the revolver availability was effectively reduced by their position, therefore the revolving credit facility currently provides for borrowings up to $115.0 million. The Company is actively seeking to have this commitment replaced by another financial institution.

The Company is significantly leveraged. As of September 30, 2008, we had outstanding $1,099.1 million in aggregate indebtedness, with an additional $83.7 million of borrowing capacity available under our revolving credit facility (after giving effect to outstanding borrowings of $6.0 million and $25.3 million of standby letters of credit). If the Company is successful in replacing the LCPI commitment the undrawn availability would increase by $10.0 million. Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations will include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2008, which would be due five days after filing of our Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

In October 2008 the Company elected to borrow $63.2 million under its revolving credit facility to protect against possible short-term disruptions in the financial markets. These funds are currently invested in safe, short-term investments.

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

The following table reconciles net income to EBITDA and pro forma Consolidated EBITDA under the credit agreement (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income (loss)	$(12.8)	$(32.6)	$1.6	$(5.3)
Provision for income tax expense (benefit)	7.2	(1.0)	20.6	12.7
Interest expense, net of interest income	22.0	23.7	64.9	71.3
Depreciation and amortization	34.3	35.2	95.5	106.2

EBITDA	$50.7	$25.3	$182.6	$184.9
Restructuring	5.6	13.5	19.4	17.1
Gain on bond repurchase	—	—	—	(1.7)
Foreign exchange gain (1)	—	0.3	(0.5)	(0.2)
Inventory write-up (2)	1.9	—	1.9	—
Claim reserve (3)	—	—	—	(0.6)

	58.2	39.1	203.4	199.5
Pro forma adjustments related to acquistions (4)	5.9	—	33.1	—
EBITDA adjustment related to other joint ventures (5)	2.1	1.9	8.5	5.9

Consolidated EBITDA	$66.2	$41.0	$245.0	$205.4

(1)	Unrealized foreign exchange gain on Acquisition-related indebtedness.
(2)	A write-up of inventory to fair value at date of acquisition.
(3)	Excess reserve due to favorable settlement on a bankruptcy claim.
(4)	Pro forma adjustments related to reported EBITDA for the period from July 1, 2007 to September 30, 2007 and January 1, 2007 to September 30, 2007, for the three and nine months ended September 30, 2007, respectively.
(5)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.

Our covenant level and ratio for the four quarters ended September 30, 2008 are as follows:

	Covenant Level at September 30, 2008	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	1.9 to 1.0	≤	3.25 to 1.0

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could, “ or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.

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

Such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. See Part I, Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2007 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

As of September 30, 2008, we had $544.3 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $2.8 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of September 30, 2008, interest rate swap contracts representing $274.2 million of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. The above notional amount includes $61.5 million of a USD denominated swap with a counterparty that no longer qualifies for cash flow hedge accounting due to the counterparty filing for bankruptcy protection. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. The above amount includes $243.1 million of notional amount pertaining to the swap of USD denominated debt fixed at 5.764%, $19.4 million pertaining to the Canadian dollar denominated debt fixed at 4.91% and $11.7 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

On September 15, 2008, a counterparty on one of the Company’s USD swaps filed for bankruptcy protection. The swap was de-designated as a cash flow hedge for accounting purposes. The de-designation of this hedge relationship resulted in the following actions:

•

As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(4.4) million that were recorded in accumulated other comprehensive income (loss) pertaining to this will be amortized to interest expense over the remaining life of the anticipated hedge relationship which was to have terminated in December 2011.

•

Recognizing the change in fair market value of the swap from the last date the hedge was effective to September 30, 2008. This change in market value was a decrease in swap liability from $(4.4) million to $(3.9) million or a gain of $0.5 million.

On September 30, 2008 the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap. The off-setting swap covers an identical notional amount of $61.5 million and uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and as a result will be marked to market similarly to the de-designated swap. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

As of September 30, 2008, the fair market value of the swaps of $(15.7) million for the USD and the Canadian Swap were recorded in other long-term liabilities. An amount $(12.7) million, net of taxes, was recorded as net losses in the accumulated other comprehensive income (loss). This amount does not include the de-designated swap as the balance remaining on the OCI pertaining to this swap is to be amortized over the remaining life of the underlying debt until December 2011. As of September 30, 2008, the fair market value of $0.2 million for the Euro swap was recorded in other long-term assets and the same amount of net income was recorded in accumulated other comprehensive income (loss). The fair market value of all outstanding interest rate swap contracts is subject to change in value due to change in interest rates.

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on the Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. As of September 30, 2008 the fair market value of these contracts was approximately $0.9 million.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of September 30, 2008, forward foreign exchange contracts representing $33.9 million of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $(0.3) million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $3.0 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $3.0 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of September 30, 2008, forward foreign exchange contracts representing $32.8 million of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $0.3 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $3.2 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $3.2 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of September 30, 2008, forward foreign exchange contracts representing $18.9 million of notional amount were outstanding with maturities of less than fifteen months. The fair market value of these contracts was approximately $0.4 million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $2.0 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $1.7 million in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of September 30, 2008, forward foreign exchange contracts representing $3.5 million of notional amount were outstanding with maturities of less than three months. The fair market value of these contracts was approximately $0.1 million. A 10% strengthening of the Euro relative to the CZK would result in a decrease of $0.3 million in the fair market value of these contracts. A 10% weakening of the Euro relative to the CZK would result in an increase of $0.4 million in the fair market value of these contracts.

The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of September 30, 2008, commodity contracts for natural gas, zinc and copper representing $4.1 million of notional amount were outstanding with a fair market value of approximately $(0.8) million. A 10% change in the equivalent commodity price would result in a change of $0.3 million in the fair market value of these contracts.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COOPER-STANDARD HOLDINGS INC.

Date: November 12, 2008	/s/ Edward A. Hasler
Edward A. Hasler
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	/s/ Allen J. Campbell
Allen J. Campbell
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2008	/s/ Helen T. Yantz
Helen T. Yantz
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of Edward A. Hasler, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Edward A. Hasler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith