Form 10-K
period 2008-12-31
Cooper-Standard Holdings Inc.
filed 2009-03-31
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s shares of common stock, $0.01 par value per share, outstanding as of March 24, 2009 was 3,479,100 shares.

The registrant’s common stock is not publicly traded.

PART I

Item 1.	Business

The terms the “Company,” “Cooper-Standard,” “we,” “us,” and “our” in this Form 10-K refer to Cooper-Standard Holdings Inc. and its consolidated subsidiaries, unless the context requires otherwise.

General:

Cooper-Standard is a leading manufacturer of fluid handling, body sealing, and noise, vibration and harshness control (“NVH”) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries. The Company’s principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and its telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Form 10-K.

We believe that we are the largest global producer of body sealing systems, one of the two largest North American producers in the NVH control business, and the second largest global producer of the types of fluid handling products that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and consistent approach to engineering and production. The Company operates in 68 manufacturing locations and ten design, engineering, and administrative locations in 18 countries around the world.

The Company’s principal shareholders are affiliates of The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our “Sponsors.” Each of the Sponsors, including their respective affiliates, currently owns approximately 49.3% of the equity of Cooper-Standard Holdings Inc. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Approximately 76% of our sales in 2008 were to automotive original equipment manufacturers (“OEMs”), including Ford, General Motors, Chrysler (collectively, the “Detroit 3”), Audi, BMW, Fiat, Honda, Mercedes Benz, Porsche, PSA Peugeot Citroën, Renault/Nissan, Toyota, and Volkswagen. The remaining 24% of our 2008 sales were primarily to Tier I and Tier II automotive suppliers. In 2008, our products were found in 22 of the 25 top-selling models in North America and in 24 of the 25 top-selling models in Europe.

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

Acquisition History

On December 23, 2004, Cooper-Standard Holdings Inc. acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”) and began operating the business on a stand-alone basis primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. See “Item 8. Financial Statements and Supplementary Data” (especially Notes 8 and 17, respectively) for further information concerning financing and equity contributions relating to the 2004 Acquisition.

In July 2005, the Company acquired Gates Corporation’s Enfriamientos de Automoviles manufacturing operations in Atlacomulco, Mexico (the “Atlacomulco business”). The Atlacomulco business manufactures low pressure heating and cooling hose, principally for the OEM automotive market.

In February 2006, the Company acquired the automotive fluid handling systems business of ITT Industries, Inc. (“FHS” or the “FHS business”). See “Item 8. Financial Statements and Supplementary Data” (especially Note 3).

In March 2007, the Company acquired Automotive Components Holdings’ El Jarudo manufacturing operations located in Juarez, Mexico (the “El Jarudo business”). The El Jarudo business manufactures automotive fuel rails.

In August 2007, the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, and Belgium, and a joint venture interest in China (“MAPS” or the “MAPS business”) from Automotive Sealing Systems S.A. (“ASSSA”). See “Item 8. Financial Statements and Supplementary Data” (especially Note 3).

In December 2007, the Company acquired the 74% joint venture interest of ASSSA in Metzeler Automotive Profiles India Private Limited (“MAP India”), a leading manufacturer of automotive sealing products in India. See “Item 8. Financial Statements and Supplementary Data” (especially Note 3).

Business Environment and Industry Trends:

During 2008, our revenues were adversely affected by a significant decline in worldwide automotive production levels, particularly during the second half of the year. Production volumes during the first half of the year were relatively stable. During the second half of 2008, however, overall negative macroeconomic conditions, including disruptions in the financial markets, led to severe declines in consumer confidence which significantly impacted the demand for, and production of, passenger cars and light trucks.

A number of key industry developments and trends have coincided with, or resulted in whole or in part from, these negative macroeconomic conditions. These developments and trends include:

•

A deterioration in the financial condition of certain of our customers which has caused them to implement restructuring initiatives, including in some cases significant capacity reductions and/or reorganization under bankruptcy laws. In certain cases, our customers have asked for and received financial assistance from government sources. Their ability to obtain further assistance to the extent necessary is unknown and creates additional uncertainty.

•	A decline in market share, significant production cuts and permanent capacity reductions by some of our largest customers, including the Detroit 3.

•	Continuing pricing pressures from OEMs.

•

Growing concerns over the economic viability of certain of our suppliers whose financial stability, access to credit and liquidity is uncertain due to negative macroeconomic conditions and industry conditions.

•

A shift in consumer preference and vehicle production mix, particularly in North America, from sport utility vehicles and light trucks to more fuel efficient vehicles, cross-over utility vehicles and passenger cars; and a shift in consumer preference and vehicle production mix, particularly in Europe, from large and mid-size passenger cars to smaller cars.

•	Changes in foreign currency exchange rates that affect the relative competitiveness of manufacturing operations in different geographic markets.

Strategy:

We have undertaken a number of initiatives, and will be implementing additional measures, to reduce our cost and operating structures in order to position the Company to operate successfully under the difficult macroeconomic and industry conditions that adversely impacted us during the second half of 2008 and are likely to persist to a degree, and over a period of time, that is difficult to predict. At the same time, we intend to solidify our position as one of the world’s leading automotive suppliers of body sealing, noise, vibration and harshness (NVH) control, and fluid handling components and systems. Our focus is on the following key areas:

Reconfiguring our Business and Cost Structure as Appropriate in the Changing Industry Environment

In the second half of 2008, we announced the closure of two manufacturing facilities, one located in Australia and the other in Germany. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (especially the “Restructuring” subsection beginning on page 41) for additional information concerning these and other restructuring actions undertaken by the Company since the 2004 Acquisition. We plan to continue to identify and implement restructuring opportunities so that the Company is appropriately configured in the rapidly changing industry environment.

We have also taken a number of other actions reducing the size of the Company’s salaried and hourly workforce and adjusting work hours, wages, salaries and benefits at all levels of the Company, including the following actions:

•	Implementation of across-the-board 10% reductions in the base salaries of the Company’s salaried employees in the United States and Canada effective January 2009 through the first half of the year.

•	Implementation of workforce reductions, reduced workweeks and mandatory time-off in many of the Company’s locations.

•	Implementation of short work weeks, voluntary salary reduction programs and other actions in Europe to effectuate cost-savings in accordance with applicable laws.

•	The freezing of benefit accruals in certain defined benefit retirement plans, and the suspension of matching contributions under the Company’s defined contribution plans for 2009.

•	Reduction and delay of capital spending by raising return on investment hurdles.

On March 26, 2009, the Company announced the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The Company will now operate from two divisions, North America and International (covering Europe, South America and Asia). Under the plan, the Company’s reporting segments, as well as its operating structure, have changed. This new operating structure allows the Company to maintain its full portfolio of global products and provide unified customer contact points, while better managing its operating costs and resources in severe industry conditions. It will result in a reduction in the Company’s worldwide salaried workforce of approximately 20 percent.

Solidifying global leadership position with emphasis on high growth vehicles around the world

We plan to maintain our leading positions with the Detroit 3, with particular emphasis on the vehicles they produce globally, and to continue to strengthen our relationships with European and Asian manufacturers as their market share increases. Many conquest business opportunities are becoming available worldwide as a result of significant automotive supply base consolidations. China and India will continue to be regions of emphasis as the light vehicle market is projected to grow in those regions as their economies continue to develop.

Further Developing Technologies and Customer Service

To further strengthen our customer relationships, we plan to continue to focus on innovative product development, program management, engineering excellence, and customer service, all of which enhance the value we offer our customers. We will continue to seek customer feedback with respect to quality, manufacturing, design and engineering, delivery, and after-sales support in an effort to provide the highest level of customer service and responsiveness. We believe our efforts have been successful to date and we continue to be awarded content on our customer’s new programs. We have also achieved several recent successes with other OEMs, such as Nissan, Toyota, Honda, Audi, and Volkswagen. Further, our acquisition of MAPS diversified our customer base with new key customers such as Fiat, Audi, BMW, Daimler and Volkswagen Group. In Asia, and particularly in China, we have been successful in entering new markets and are developing a substantial manufacturing and marketing presence to serve local OEMs and to follow our customers as they target these markets. We operate eight manufacturing locations in China, which provide products and services to both Chinese OEMs and our traditional customers.

Targeting fuel efficient vehicles, global platforms and certain high volume vehicles

With the recent shift in customer preferences, we intend to target small car, hybrid and alternative powertrains and increase the amount of content we provide to each of these segments. Given our many innovations in products which help conserve fuel and reduce emissions, many customers are looking to us to assist them in providing lighter, more fuel efficient vehicles that meet consumer demand, as well as more stringent emissions standards.

Further expanding into the small car and hybrid market will allow us to gain market share, create greater economies of scale, and provide more opportunities to partner with customers on future generation designs of small cars, hybrids and alternative powertrains, as we can assist with newly introduced lightweight high- performance plastic materials for use in our hose and body sealing products and fuel rail assemblies, improve fuel flow and help reduce fuel consumption. Our engineering teams have also partnered with customers to deliver state-of-the-art thermal management solutions to enhance cooling effectiveness for the electric motors and batteries of their new hybrid vehicle platforms.

Global platforms which feature the same vehicle design produced in multiple regions of the world is a growing trend as it enables OEMs to reduce cost by leveraging global engineering, purchasing and supply base synergies. These types of programs allow us to showcase our production capabilities in all major regions of the world which has been a key element in winning business on these platforms. The combination of our global footprint, experience in global program management and worldwide customer service puts us in a leadership position as a proven supplier for future global programs.

While smaller cars and crossover vehicles have grown in popularity, certain large car and truck platforms (pick-up trucks) continue to be in demand and remain important as we look to maximize content and utilize our lean manufacturing program to continuously improve processes and increase productivity on these platforms. An example of this: The Ford F-150 continues to be a popular selling truck. Our overall content on the F-150 consists of the following products: engine mounts, transmission mounts, engine and transmission brackets (NVH products), appliqué, inner belts, outer belts, below belt brackets, body seals, door seals, glass runs, cutline seals, roof rail secondary seals, hood to radiator seals (sealing products), fuel tank bundle, fuel rails, chassis fuel bundle, brake line assemblies (fuel and brake products), radiator hose assemblies, heater hose assemblies, transmission oil cooler line assemblies (thermal management products) and engine emission tubes.

Through our extensive product portfolio, innovative solutions for emerging technology trends and broad global capabilities, we expect to continue winning new business across all major regions and with all major automakers in the global market.

Developing new modular solutions and other value-added products

In addition to products for fuel efficiency and lower emissions, we also believe that significant opportunities exist to grow by providing complete sub-systems, modules, and assemblies. As a leader in design, engineering, and technical capabilities, we are able to focus on improving products, developing new technologies, and implementing more efficient processes in each of our product lines. Our body sealing products, which are part of our body & chassis product portfolio, are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust, and noise. Our noise, vibration and harshness control products (NVH), which are also part of our body & chassis products, are a fundamental part of the driving experience and can be important to the vehicle quality and can significantly improve ride and handling. Our fluid handling modules and sub-systems are designed to increase functionality and decrease cost to the OEM, which can be the deciding factor in winning new business.

To remain a leader in new product innovation, we will continue to invest in research and development and to focus on new technologies, materials, and designs. We believe that extensive use of Design for Six Sigma and other development strategies and techniques has led to some of our most successful recent product innovations, including our ESP Thermoplastic Glassruns (Body & Chassis), a proprietary plastics-to-aluminum overmolding process (Fluid Handling), and our hydromounts (Body & Chassis). Examples of successful modular innovations include engine cooling systems, fuel and brake systems, and exhaust gas recirculation modules in our fluid handling product category, and Daylight Opening Modules in our body & chassis category.

Selectively pursuing complementary acquisitions and alliances

We intend to continue to selectively pursue acquisitions and joint ventures to enhance our customer base, geographic penetration, market diversity, scale, and technology. Consolidation is an industry trend and is encouraged by OEMs’ desire for fewer supplier relationships. We believe joint ventures allow us to penetrate new markets with less relative risk and capital investment. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence, and operational excellence. We also operate through several successful joint ventures, including those with Nishikawa Rubber Company, Zhejiang Saiyang Seal Products Co., Ltd. (“Saiyang Sealing”), Guyoung Technology Co. Ltd. (“Guyoung”), Hubei Jingda Precision Steel Tube Industry Co., Ltd. (“Jingda”), Shanghai Automotive Industry Corporation (“SAIC”) and Toyoda Gosei Co., Ltd. (“Toyoda Gosei”).

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

Focusing on operational excellence and cost structure

We will continue to intensely focus on the efficiency of our manufacturing operations and on opportunities to reduce our cost structure. Although the automotive supply sector is highly competitive, we believe that we have been able to maintain strong operating margins due in part to our ability to constantly improve our manufacturing processes and to selectively relocate or close facilities. Our primary areas of focus are:

•

Identifying and implementing Lean initiatives throughout the Company. Our Lean initiatives are focused on optimizing manufacturing by eliminating waste, controlling cost, and enhancing productivity. Lean initiatives have been implemented at each of our manufacturing and design facilities and continue to be an important element in our disciplined approach to operational excellence.

•

Evaluating opportunities to relocate operations to lower-cost countries. We are supplementing our Western European operation’s higher labor content to more closely match our customers’ footprints for more efficient transport of parts. In addition, some components have been moved to China and India while also expanding in Mexico.

•

Consolidating facilities to reduce our cost structure. Our restructuring efforts were primarily undertaken to streamline our global operations. We will continue to take a disciplined approach to evaluating opportunities that would improve our efficiency, profitability, and cost structure.

•

Maintaining flexibility in all areas of our operations. Our operational capital needs are generally lower compared to many in the automotive industry. Our manufacturing machinery is re-programmable and many times movable from job-to-job providing us flexibility in adapting to market changes and serving customers.

Developing business in non-automotive markets

While the automotive industry will continue to be our core business, we supply other industries with products using our expertise and material compounding capabilities. As a result of the MAPS acquisition, we acquired the technical rubber business which develops and produces rubber products for a variety of industry applications ranging from aircraft flooring, commercial flooring, insulating sheets for power stations, non-slip step coverings, rubber for appliances and construction applications. The technical rubber business has several thousand elastomer compounds to draw from and can custom fit almost any application.

Products:

We supply a diverse range of products on a global basis to a broad group of customers. For the year ended December 31, 2008, body & chassis and fluid handling products accounted for 61% and 39%, of net sales, respectively. For the year ended December 31, 2007, body & chassis and fluid handling products accounted for 55% and 45% of net sales, respectively. Our top ten platforms by sales accounted for nearly 28% of net sales in 2008, with the remainder derived from a multitude of platforms, composed of a diversity of sport-utility, light truck, and various classes of sedans and other vehicles. For information related to our reportable segments, please refer to Note 18 to the Consolidated Financial Statements.

Our principal product lines are described below:

Body & Chassis Products

We are a leading global supplier of body and chassis products. Body products consist of components that protect vehicle interiors from weather, dust and noise intrusion. Chassis products, also referred to as Noise Vibration and Harshness products (NVH), isolate and reduce noise and vibration to improve ride and handling. Both Body and Chassis products lead to a better driving experience for all occupants. For the years ended December 31, 2008 and 2007, we generated approximately 61% and 55%, respectively of total revenue before corporate eliminations from the sale of body and chassis products.

Body Sealing

Based on third party analysis we are the leading global supplier of body sealing products to the automotive industry with approximately 21% of global market share. We are known throughout the industry to be a leader in providing innovative design and manufacturing solutions for complex automotive designs.

Our body sealing products are comprised of ethylene propylene diene M-class rubber (EPDM) (synthetic rubber) and thermoplastic elastomers (TPE). The typical production process involves: mixing of rubber/plastic compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding, and assembly.

Below is a description of our primary sealing product by segments:

Product Category	Description
Door Seals	Sectional seal design that fits the door structure and body cabin to seal rain, dust, and noise from the occupants of vehicles.

Body Seals	Secondary seal used to provide further noise and aesthetic coverage of weld flanges on the vehicle body.

Hood Seals	A seal located on the body flanges in the engine compartment offering protection against water, and dust penetration while also reducing engine and road noise in the vehicles interior during high speed travel.

Product Category	Description
Belt Line Seals	A seal offering protection against water, dust and noise for driver and passenger door moveable glass.

Lower Door Seals	A seal that offers protection in the “rocker” area against water and dust penetration. Reduces loud road noise entering the cabin and maintains quietness during high speed driving.

Glass Run Channel Assembly	Enables the movable door glass and door to form one surface, improving glass movement and sealing the vehicles’ interior from the exterior environment.

Trunk Lid and Lift gate Seals	A seal located on the body flanges in the truck or lift gate compartment offering protection against water, and dust penetration.

Roof Seal	Convertible Roof Sealing: sealing materials that combine compressibility with superior design for use on soft top weather sealing applications.

Sunroof Seals	A seal required to create a narrow sealing space and minimize resistance for the sunroof.

Obstacle Detection Sensors	An extruded sensor that will reverse windows and doors. There are two types; 1) Proximity (P-ODS) and 2) Tactile (T-ODS). P-ODS sense the capacitance of an animate object and reverses the window/door systems with zero pinch force. T-ODS is a redundant feature that reverses window/door systems with a minimal pinch force. Both T and P ODS meet current global safety standards (e.g.FMVSS-118).

As a result of our global presence and reputation for innovation we are in the fortunate position to work with many of our OEM partners early in the development of their next generation vehicles. As a result of this “up-front” involvement, we have been able to develop innovative product and modular designs to meet these customers’ complex next generation vehicle designs.

Chassis

Based on third party analysis, we are one of the leading suppliers of Chassis (NVH) products in North America with approximately 14% of North American market share. We are known in North America for utilizing our advanced development and testing of NVH products and subsystems to provide innovative solutions.

Our chassis products include components manufactured with various types of rubber: natural rubber, butyl or EPDM in combination with stamped steel, aluminum or cast iron sub-components. Additionally we supply brackets that are manufactured from stamped steel, aluminum or cast iron as individual final products. The typical production process for a rubber and metal product involves; mixing of rubber compounds, metal preparation (cleaning and primer application), injection molding of the rubber and metals, final assembly, and testing as required based on specific products.

Below is a description of our primary chassis product by segments:

Product Category	Description
Body/Cradle Mounts	Enable isolation of the interior cabin from the vehicle body reducing noise, vibration, and harshness.

Engine Mounts	Secure and isolate vehicle powertrain noise, vibration, and harshness from the uni-body or frame.

Transmission Mounts	Enable mounting of transmission to vehicle body and reducing vibration and harshness from the powertrain.

Torque Link	Control the fore and aft movement of transverse mounted engines within their compartment while isolating engine noise and vibration from the body.

Strut Mounts	Isolates vibration from the suspension and dampens vibration from the suspension into the interior cabin.

Spring Seats/ Bumpers	Work in conjunction with NVH systems to prevent offensive noise generation.

Suspension Bushing	Allows flexibility in suspension components and eliminates NVH from entering into interior cabin.

Mass Damper	Developed to counteract a specific resonance at a specific frequency to eliminate vibration.

Hydromounts/ Hydrobushings

An engine mount or suspension bushing filled with fluid. A hydromount provides spring rate and damping performance that varies according to frequency and displacement of vibration.

Conventional (non hydro) mounts provide fixed response. Hydromounts can provide a more comfortable ride in a vehicle whether idling or traveling. Similar benefits are provided by hydrobushings.

As a result of our reputation for working with our customers on advanced development projects we are able to work with our OEM partners in North America to provide innovative solutions. One recent example of Cooper-Standard providing advanced development activities to enhance vehicle performance is on a new generation pick-up truck in the U.S. After extensive evaluation and cooperation with the customer, a new NVH product evolved, the Body Hydro Mount. This new hydromount is currently on the next generation truck enhancing the ride and comfort of the vehicle.

The B, C and D (small, compact and mid-size, respectively) global vehicle segments represent a growing percentage of worldwide vehicle production. To capitalize on this global growth of smaller car segments, CSA will utilize our global network of innovative manufacturing and design teams to provide consistent and continual support to our OEM partners’ global platform design and manufacturing initiatives. In the past year we have won new contracts from Toyota, Honda, Nissan/Renault, GM, Ford, Tata, BMW, VW, Fiat, PSA, Mahindra, and Maruti. Through our disciplined approach to business we have outperformed many of our competitors. Adherence to this disciplined approach will allow for additional conquest opportunities. We are the only supplier in the industry that is able to ensure interior cabin comfort by designing and manufacturing body and chassis products that work in concert to reduce NVH and control environment extremes. We will continue to focus on profitable global platforms, utilizing our global design and manufacturing footprint to win new business.

Fluid Handling Products

We are one of the leading global integrators of fluid subsystems and components that control, sense, and deliver fluids. We believe we are the second largest global provider of fluid handling system products manufactured in our industry. We offer an extensive product portfolio and are positioned to serve our diverse customer base around the world. Utilizing our core competencies in thermal management, emissions management, and fuel delivery systems we create the highest value for our global customers by engineering unique solutions that anticipate and exceed their needs through design for six sigma (DFSS), seamless launches, lean enterprise principles and key strategic alliances.

We support the green technology trend as our customers expand towards hybrids and alternative powertrains required to meet future fuel efficiency demands. We provide thermal management solutions that enhance hybrid powertrain cooling systems and offer bio-fuel compatible materials for alternative fuel vehicles. Our products support improved fuel economy initiatives with lightweight, high performance plastic and aluminum materials that reduce weight and offer an improved value equation. We specialize in complete fuel system integration encompassing products from the fuel rail to the fuel tank lines. Our low permeation fuel lines meet and exceed LEV II (low emission vehicle) and PZEV (partial zero emission vehicle) emission standards. We support reduced emissions through the control of flow and temperature of exhaust gas.

Our products are principally found in four major vehicle systems: thermal management; fuel and brake; emissions management; and power management.

Product Category	Description
Thermal Management	Direct, control and transport oil, coolant, water, and other fluids throughout the vehicle
	Engine oil cooling subsystems with over molded connections	Transmission oil cooling subsystems
	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies
	Engine oil cooling quick connects	Engine oil level indicator tube assemblies
	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings
	Coolant subsystems	Bypass valves
	Radiator and heater hoses	Auxiliary oil coolers

Fuel & Brake	Direct, control, and transport fuel, brake fluid, and vapors throughout the vehicle
	Fuel supply and return lines	Flexible brake lines
	Fuel/Vapor quick connects	Vacuum brake hoses
Fuel/Vapor lines

Emissions Management	Direct, control, and transmit emission vapors and fluids throughout the vehicle
	Fully integrated exhaust gas recirculation modules	Exhaust gas recirculation valves
	EGR coolers and bypass coolers Exhaust gas recirculation tube assemblies	DPF lines Secondary air tubes

Power Management	Direct, control, and transmit power management fluids throughout the vehicle
	High pressure roof lines	Power steering pressure and return lines
	Hydraulic clutch lines	Air bag tubes

To increase sales of fluid handling products, we intend to continue to capitalize on recent brake, fuel, and thermal management successes in Europe and North America; develop new complete module and assembly solutions, aimed at building a reputation as a “tube and hose integrator;” and create product improvements that provide greater functionality at an improved value to the customer. We plan to continue to invest in research and development to support these efforts and focus on advanced materials, and innovative processes. We will continue to leverage our green technologies to support growth in hybrid, electric and fuel cell powertrains, advanced fuel delivery systems, and future emissions regulations requiring critical components in regions where environmental regulations are stringent, such as in Europe.

For products such as rubber hose, steel tubing, and nylon tubing, innovations in advanced materials have led to the development of superior components. We have in-house tube manufacturing and coating capabilities in North America, Europe and Asia, allowing us to maintain a competitive edge over smaller fabricators. We believe these engineering and design capabilities, combined with intense focus on quality and customer service, have led to strong customer relationships and a growing customer base. We are targeting on increasing market share with European and Asian customers and continue to foster strategic business relations with large Tier I suppliers while staying in touch with all OEMs.

Supplies and Raw Materials

Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage extreme spikes in raw material prices. These actions include material substitutions, increased use of hedging for market based commodities and leveraging our global buy. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the most efficient use of materials through scrap reduction, as well as standardization of material specification to maximize leverage over a higher volume purchase.

The primary raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber.

Patents and Trademarks

We believe one of our competitive advantages is our track record of technological innovation. We hold over 600 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing, Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one of them would materially affect our company. We continue to seek patent protection for our new products. Our patents will continue to be amortized over the next five to twelve years.

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

Seasonality

Historically sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry as lower production may prevail without the impact of seasonality. In previous years, changeover periods have typically resulted in lower sales volumes during July, August, and December. During these periods of lower sales volumes, profit performance is lower, but working capital improves due to continuing collection of accounts receivable.

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. In Body & Chassis products we compete with Toyoda Gosei, Trelleborg,Tokai, Vibracoustic, Paulstra, Hutchinson, Henniges, Meteor, SaarGummi, and Standard Profil, among others. In Fluid Handling products, we compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech, Pierburg Gustav Wahler along with numerous smaller companies in this competitive market.

Industry Structure

The automotive industry has historically been one of the world’s largest and most competitive. Recent economic conditions have changed the traditional structure of the industry. The industry is mature in North America and Europe and now undergoing broad sales reductions as consumers are holding onto their vehicles longer. Vehicle production in Asia, particularly in China and India, is expected to account for a relatively larger share of worldwide vehicle production as these economies expand.

The ability for consumers to obtain financing is an important factor in the sale of new vehicles. Recently, the tightening of credit has put significant pressure on the industry prompting a consolidation among OEMs, and major shifts in product offerings and market share positions.

These developments have also led to a more challenging environment for automotive suppliers. The automotive supply industry is generally characterized by high barriers to entry, significant start-up costs, and long-standing customer relationships. Suppliers that have not diversified relative to customer and geographic mix may be unable to compete in the future global industry as these structural changes take hold. Based on this, it is believed that industry consolidations will provide ample opportunities for well positioned global suppliers.

Customers

We are a leading supplier to the U.S. Automakers (Detroit 3) in each of our product categories and are increasing our presence with European and Asian OEMs. During the year ended December 31, 2008, approximately 25%, 16%, and 7% of our sales were to Ford, General Motors, and Chrysler, respectively as compared to, 27%, 20% and 8% for the year ended December 31, 2007, respectively. Our other major customers include Fiat, Renault/Nissan, PSA Peugeot Citroën, and Volkswagen. We also sell products to Visteon/ACH, Toyota, Porsche, and through NISCO, Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms. Our MAPS acquisitions have added significant volume with Fiat, BMW, Daimler, Volkswagen/Audi and various Indian and Chinese OEMs.

Research and Development

We operate ten design, engineering, and administration facilities throughout the world and employ 605 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of materials that can be recycled. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $74.8 million, $77.2 million, and $81.9 million in 2006, 2007, and 2008, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets such as China, Korea, and India, to acquire new customers, and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with NAMs. For example, we have business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest in and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings, which built a manufacturing facility in Alabama that services Hyundai. In 2006, we finalized two joint venture agreements with Jingda, one of the largest tube manufacturers in China to expand our presence in that country. As part of the acquisition of the MAPS business in 2007, we acquired a 47.5% equity interest in Shanghai SAIC-Metzeler Sealing Systems Co. Ltd., a joint venture with SAIC, which also owns a 47.5% equity interest, and Shanghai Qinpu Zhaotun Collective Asset Management Company, which owns the remaining 5% equity interest. This joint venture business is the leading manufacturer of automotive sealing products in China. Also in 2007, we acquired a 74% equity interest in MAP India, a joint venture with Toyoda Gosei Co., Ltd., which owns the remaining 26% equity interest. MAP India is a leading manufacturer of automotive sealing products in India.

Geographic Information

In 2008, we generated approximately 48% of net sales in North America, 42% in Europe, 5% in South America, and 5% in Asia/Pacific. Approximately 17% and 12% of our revenues were generated from our German and Canadian operations, respectively.

In 2007, we generated approximately 61% of net sales in North America, 31% in Europe, 5% in South America, and 3% in Asia/Pacific. Approximately 15% and 13% of our revenues were generated from our Canadian and German operations, respectively.

Employees

We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We have negotiated some of our domestic and international union agreements in 2008 and have several contracts set to expire in the next twelve months. As of December 31, 2008, approximately 46% of our employees were represented by unions, and approximately 10% of our employees were union represented employees located in the United States.

As of December 31, 2008, we had 18,046 full-time and temporary employees.

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

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Form 10-K, including under Item 1A. “Risk Factors”.

As stated elsewhere in this Form 10-K, such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; the prospect of continued reduced worldwide automotive production levels; a deterioration in the financial condition of certain of our customers and suppliers; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; our conducting operations outside the United States; the uncertainty of our ability to achieve expected Lean savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict those of investors; our status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business and financial condition.

We are highly dependent on the automotive industry, and a prolonged contraction in automotive sales and production volumes could have a material adverse affect on our results of operations and liquidity.

The great majority of our customers are OEMs and their suppliers. Automotive sales and production declined substantially in the second half of 2008 and are not expected to recover significantly in the near future. This will have a continuing negative impact on our sales, liquidity and results of operations, as the demand for our products decreases as the volume of automotive production decreases.

The negative impact on our financial condition and results of operations could have negative effects on us under our credit facilities by affecting our ability to comply with the financial ratio covenants contained in our credit facilities. An inability to comply would require us to seek waivers or amendments of such covenants. There is no guarantee that such waivers or amendments would be obtained and, even if they were obtained, we would likely incur additional costs. An inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our credit facilities, which could allow the lenders to discontinue lending, terminate any commitments they have to provide us with additional funds and/or declare amounts outstanding to be due and payable. There is no assurance that we would have sufficient funds to repay such obligations or that we could obtain alternative funding on terms acceptable to us.

Our liquidity could also be adversely impacted if our suppliers reduced their normal trade credit terms as the result of any decline in our financial condition or if our customers extended their normal payment terms. If either of these situations occurred, we would need to rely on other sources of funding to cover the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.

The financial conditions of OEMs, particularly the Detroit 3, may adversely affect our results of operations and financial condition.

The deteriorating financial condition of the OEMs, particularly the Detroit 3, could have adverse impacts on our financial condition in addition to those resulting directly from lower productions volumes (as described in the preceding risk factor). The Detroit 3 are undertaking, or may undertake, various forms of restructuring initiatives which may ultimately include, in certain cases, reorganization under bankruptcy laws. Chrysler and General Motors have sought funding and Ford has sought a line of credit from the U.S. government due to the significant financial difficulties they face. There is no assurance that the Detroit 3 will be able to meet the conditions imposed on them in connection with any such government assistance or that any such assistance will enable them to remain viable. The filing of bankruptcy proceedings by any of the Detroit 3, in addition to potentially impacting the ability of the filing company to continue to sell their products at sustainable levels and remain viable customers, could impact the collectability of our accounts receivable owing from the filing company.

A prolonged contraction in automotive sales and production volumes and the financial conditions of OEMs could adversely affect the viability of our supply base.

Our suppliers are subject to many of the same consequences that would impact us as a result of a prolonged contraction in automotive sales and production volumes. In addition, many of our suppliers also directly supply the Detroit 3, and the financial condition of the Detroit 3, particularly any bankruptcy filing, could impact the collectability of their accounts receivable. Depending on each supplier’s financial condition and access to capital, its viability could be threatened by such conditions or events which could impact its ability to meet its contractual commitments to us and consequently impact our ability to meet our own commitments to our customers. There is no assurance that we would be able to establish alternative sources of supply in time to meet such commitments and avoid potential penalties and damages that could result from such failure.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could continue to negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, have adversely impacted the availability and cost of credit for many companies and consumers and had a negative impact on the global economy, consumer confidence, and the demand for automotive products. There is no assurance that government efforts to respond to these disruptions, or other circumstances, will restore consumer confidence, improve the liquidity of the financial markets or otherwise improve conditions in the automotive industry.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital and, to the extent of our variable rate indebtedness, exposes us to interest rate risk.

We are highly leveraged. As of December 31, 2008, our total consolidated indebtedness was $1,144.1 million. Our leverage increased upon the closing of our acquisition of MAPS, because we financed part of the acquisition with an incremental term loan under the Second Amendment to the Credit Agreement.

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

•

The debt service requirements of our other indebtedness could make it more difficult for us to make payments on the Senior Notes and Senior Subordinated Notes issued by Cooper-Standard Automotive Inc. in connection with the 2004 Acquisition (the “Notes”);

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

Our cash paid for interest for the year ended December 31, 2008 was $95.4 million, which excludes the amortization of $5.0 million of debt issuance costs. At December 31, 2008, we had $597.2 million of debt with floating interest rates, including $174.8 million managed by the use of interest rate swap contracts to convert the variable rate characteristic to fixed rate. If interest rates increase, assuming no principal repayments or use of financial derivatives, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness, including the Notes, would decrease. After considering the effects of certain interest rate swap contracts we entered into during 2008, a 1% increase in the average interest rate of our variable rate indebtedness would increase future interest expense by approximately $4.2 million per year.

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

We may be unable to comply with the financial covenants in our senior credit agreement.

The financial covenants in our senior credit agreement require us to achieve certain financial ratios based on levels of earnings before interest, taxes, depreciation, amortization and certain adjustments (EBITDA), as defined in the senior credit agreement. A failure to comply with these or other covenants in the senior credit facility could, if we were unable to obtain a waiver or another amendment of the covenant terms, cause an event of default that could cause our loans under the senior credit facility to become immediately due and payable. In addition, additional waivers or amendments could substantially increase the cost of borrowing.

Increasing costs for or reduced availability of manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 47% of our total costs during the year ended December 31, 2008. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. For example, we have experienced significant price increases in our raw steel and steel-related components purchases as a result of increased global demand. While these increases fell off in the second half of 2008, continued volatility in the global market presents risk in forecasting cost.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 18 countries and we export to several other countries. In 2008, approximately 74% of our net sales originated outside the United States. Risks are inherent in international operations, including:

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

As of December 31, 2008, approximately 46% of our employees were represented by unions, and approximately 10% of our employees were union represented employees located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Collective bargaining agreements at six of our North American facilities are due to expire in 2009, and we will be engaged in negotiations with unions at these facilities with respect to new contracts. Unionization activities could also increase our costs, which could have an adverse effect on our profitability. We may be subject to work stoppages and may be, affected by other labor disputes. Additionally, a work stoppage at one or more of our customers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Stoppages by employees of our customers also could result in reduced demand for our products and have material adverse effect on our business.

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

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our key employees. The severe down turn in the auto industry may add additional pressure to our ability to retain key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Our Sponsors may have conflicts of interest with us in the future.

Our Sponsors beneficially own approximately 98.6% of the outstanding shares of our common stock. Additionally, we have entered into a stockholders’ agreement with the Sponsors that grants them certain preemptive rights to purchase additional equity and rights to designate members of our Board of Directors. As a result, our Sponsors have control over our decisions to enter into any corporate transaction and have the ability to prevent any transaction that requires the approval of stockholders regardless of whether or not other stockholders or noteholders believe that any such transactions are in their own best interests.

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

As of December 31, 2008, our $251.8 million projected benefit obligation (“PBO”) for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $162.6 million, by $89.2 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $72.4 million at December 31, 2008. The PBO for other postretirement benefits (“OPEB”) was $68.5 million at December 31, 2008. Our estimated funding requirement for pensions and OPEB during 2009 is approximately $19.4 million. Net periodic pension costs for U.S. and international plans, including pension benefits and OPEB, were $19.1 million and $18.9 million for the years ended December 31, 2007 and 2008, respectively. See “Item 8. Financial Statements and Supplementary Data” (especially Notes 9 and 10).

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act) can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, retroactively and regardless of fault, we could become liable for investigating or remediating contamination at these or other properties (including offsite locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations, and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see “Item 1. Business – Environmental.”

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

Our amount of leverage creates significant risk.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Despite our current leverage, we may still be able to incur substantially more debt, which could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Our revolving credit facilities provide commitments of up to $115.0 million, of which $30.1 million was available for future borrowings as of December 31, 2008. During the first quarter of 2009, we have drawn substantially all of the revolving credit facilities balance that was available as of December 31, 2008.

Available Information

The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”).

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2008, our operations were conducted through 78 facilities in 18 countries, of which 68 are manufacturing facilities and ten are used for multiple purposes. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America, and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our property holdings:

Region	Division	Total Facilities	Owned Facilities
North America	Body & Chassis	12	12
	Fluid	16	12
	Other**	5	—
Asia	Asia Pacific*	15	7
	Other	3	—
Europe	Body & Chassis	13	10
	Fluid	7	6
	Other	3	1
South America	Body & Chassis	1	1
	Fluid	1	—
	Other	1	—
Australia	Fluid	1	1

*	Includes Asia Pacific properties that are included in Body & Chassis and Fluid for segment reporting.
**	Includes Nishikawa Standard Company (“NISCO”) joint venture operations.

The Company’s global locations, and the number of facilities in each country with more than one facility, are as follows:

Americas	Europe	Asia Pacific
Brazil	Belgium	Australia
Camaçari	Gent	Adelaide —
Varginha
Sao Paulo*	Czech Republic	China
	Zdar	Changchun ¿
Canada		Chongqing
Georgetown, ON	France	Huai-an ¿
Glencoe, ON	Argenteuil*	Jingzhou ¿
Mitchell, ON	Baclair	Kunshan
Stratford, ON (3)	Creutzwald	Panyu ¿
	Lillebonne	Shanghai ¿
Mexico	Vitré	Wuhu
Aguascalientes
Atlacomulco	Germany	India
Guaymas	Grünberg	Chennai
Juarez	Hockenheim	Dharuhera
Saltillo	Lindau	Ghaziabad ¿
Torreon (2)	Mannheim	Gurgaon ¿
	Marsberg —	Pune
USA	Schelklingen
Archbold, OH —		Japan
Auburn, IN	Netherlands	Hiroshima*¿

Americas	Europe	Asia Pacific
Auburn Hills, MI*	Amsterdam*	Nagoya*
Bowling Green, OH (2)
Bremen, IN ¿	Italy	Korea
East Tawas, MI	Battipaglia	Cheong-Ju
Fairview, MI	Ciriè	Incheon*
Farmington Hills, MI*		Seo-Cheon
Gaylord, MI	Poland
Goldsboro, NC (2)	Bielsko-Biala
Leonard, MI	Dzierzoniow (2)
Mt. Sterling, KY	Myslenice
New Lexington, OH	Piotrkow
Novi, MI*
Oscoda, MI	Spain
Spartanburg, SC	Getafe
Surgoinsville, TN
Topeka, IN ¿	United Kingdom
Coventry*

*	Denotes non-manufacturing locations.
¿	Denotes joint venture facility.
—	Denotes locations being closed in 2009.

Item 3.	Legal Proceedings

We are involved in various legal actions and claims arising in the ordinary course of business, including without limitation intellectual property matters, product related claims, tax claims, and employment matters. Although the outcome of legal matters cannot be predicted with certainty, we do not believe that any matters with which we are currently involved, either individually or in the aggregate, will have a material adverse effect on our liquidity, financial condition, or results of operations. See “Item 8. Financial Statements and Supplementary Data” (especially Note 14).

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Equity interests in Cooper-Standard Holdings Inc. consist of shares of its common stock, $0.01 par value per share. Cooper-Standard Holdings Inc. has been a privately held entity since its formation and no trading market exists for its common stock. At December 31, 2008, 3,479,100 shares of its common stock were issued and outstanding. As of that date, there were 21 holders of record of Cooper-Standard Holdings Inc. common stock.

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

The following table presents all stock-based compensation plans of the Company at December 31, 2008:

	(a)	(b)	(c)
Compensation Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Options and Warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	219,615	$102.46	204,000
Equity compensation plans not approved by security holders	—	—	—

Total	219,615	$102.46	204,000

Item 6.	Selected Financial Data

The selected financial data referred to as the Successor data as of and for the years ended December 31, 2008, 2007, 2006 and 2005, and as of December 31, 2004 and for the period from December 24, 2004 to December 31, 2004, have been derived from the consolidated audited financial statements of Cooper-Standard Holdings Inc. and its subsidiaries which have been audited by Ernst & Young LLP, independent registered public accountants.

The selected financial data referred to as the Predecessor financial data as of the period from January 1, 2004 to December 23, 2004 have been derived from the combined audited financial statements of the automotive segment of Cooper Tire, which have been audited by Ernst & Young LLP, independent registered public accountants. The information reflects our business as it historically operated within Cooper Tire, and includes certain assets and liabilities that we did not acquire or assume as part of the 2004 Acquisition. Also, on December 23, 2004, Cooper-Standard Holdings Inc., which prior to the 2004 Acquisition never had any independent operations, purchased the automotive business represented in the historical Predecessor financial statements. As a result of applying the required purchase accounting rules to the 2004 Acquisition and accounting for the assets and liabilities that were not assumed in the 2004 Acquisition, our financial statements for the period following the acquisition were significantly affected. The application of purchase accounting rules required us to revalue our assets and liabilities, which resulted in different accounting bases being applied in different periods. As a result, historical combined financial data included in this Form 10-K in Predecessor statements may not reflect what our actual financial position, results of operations, and cash flows would have been had we operated as a separate, stand-alone company as of and for those periods presented.

The audited consolidated financial statements as of December 31, 2006, 2007 and 2008 are included elsewhere in this Form 10-K. See “Item 8. Financial Statements and Supplementary Data.”

You should read the following data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Cooper-Standard Holdings Inc. included elsewhere in this Form 10-K (Information presented in millions).

	Predecessor	Successor
	January 1, 2004 to December 23, 2004	December 24, 2004 to December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Statement of operations
Net sales	$1,858.9	$4.7	$1,827.4	$2,164.3	$2,511.2	$2,594.6
Cost of products sold	1,539.1	4.7	1,550.2	1,832.1	2,114.1	2,260.1

Gross profit	319.8	—	277.2	332.2	397.1	334.5
Selling, administration, & engineering expenses	177.5	5.2	169.7	199.8	222.1	231.7
Amortization of intangibles	0.7	—	28.2	31.0	31.9	31.0
Impairment charges	—	—	—	13.2	146.4	33.4
Restructuring	21.2	—	3.0	23.9	26.4	38.3

Operating profit	120.4	(5.2)	76.3	64.3	(29.7)	0.1
Interest expense, net of interest income	(1.8)	(5.7)	(66.6)	(87.2)	(89.5)	(92.9)
Equity earnings	1.0	—	2.8	0.2	2.2	0.9
Other income (expense)	(2.1)	4.6	(1.3)	7.0	(1.1)	(0.3)

Income (loss) before income taxes	117.5	(6.3)	11.2	(15.7)	(118.1)	(92.2)
Provision for income taxes (benefit)	34.2	(1.8)	2.4	(7.3)	32.9	29.3

Net income (loss)	$83.3	$(4.5)	$8.8	$(8.4)	$(151.0)	$(121.5)

Statement of cash flows data
Net cash provided (used) by:
Operating activities	$132.2	$29.3	$113.0	$135.9	$185.4	$136.5
Investment activities	(53.5)	(1,132.9)	(133.0)	(281.8)	(260.0)	(73.9)
Financing activities	(109.6)	1,189.3	(7.2)	147.6	55.0	14.1

Other financial data
Capital expenditures	$62.7	$0.3	$54.5	$82.9	$107.3	$92.1

Balance sheet data
Cash and cash equivalents		$83.7	$62.2	$56.3	$40.9	$111.5
Net working capital (1)		123.1	162.9	212.1	249.8	154.5
Total assets		1,812.3	1,734.2	1,911.4	2,162.3	1,818.3
Total non-current liabilities		1,165.0	1,117.9	1,259.4	1,359.8	1,351.4
Total debt (2)		912.7	902.5	1,055.5	1,140.2	1,144.1
Net parent investment / Stockholders’ equity		318.2	312.2	320.7	268.6	15.2

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes term loans, bonds, $1.5 million in capital leases, $60.9 million of revolving credit, and $28.4 million of other third-party debt at December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report. See “Item 1. Business – Forward Looking Statements” and “Item 1A. Risk Factors.”

Basis of Presentation

Prior to the 2004 Acquisition, the automotive segment of Cooper Tire & Rubber Company (referred to as the “Predecessor”) did not operate as a stand-alone business, but as a reportable business segment of Cooper Tire & Rubber Company (“Cooper Tire”). The financial information of the Predecessor represents the combined results of operations and cash flows of the automotive business segment of Cooper Tire and reflects the historical basis of accounting without any application of purchase accounting for the 2004 Acquisition. The financial information of the Company following the 2004 Acquisition (referred to as the “Successor”) included in this Form 10-K represents our consolidated financial position as of December 31, 2007 and 2008 and our consolidated results of operations and cash flows for the years ended December 31, 2006, 2007 and 2008 and reflects the application of purchase accounting.

Company Overview

We design, manufacture, and sell body sealing, NVH control and fluid handling components, systems, subsystems, and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2008, approximately 76% of our sales consisted of original equipment sold directly to the OEMs for installation on new vehicles. The remaining 24% of our sales were primarily to Tier I and Tier II suppliers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, and in particular the production levels of the vehicles for which we provide specific parts. In most cases, our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

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

We provide parts to virtually every major global OEM for use on a multitude of different platforms. However, we generate a significant portion of our sales from the Detroit 3-Ford, General Motors and Chrysler. For the year ended December 31, 2008, our sales to the global operations of Ford, General Motors, and Chrysler comprised approximately 25%, 16%, and 7% of our net sales, respectively. Significant reduction of our sales to or the loss of any one of these customers or any significant reduction in these customers’ market shares could have a material adverse effect on the financial results of our company.

While approximately 48% of sales are generated in North America, our considerable market share throughout the world provides some additional risks. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the U.S., Canadian, and Western European markets. This is due to the potential for currency volatility, high interest, inflation rates, and the general political and economic instability that are associated with these markets.

Business Environment and Outlook

Our business is greatly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, and employment and income growth trends. The severe global financial crisis that started in the second half of 2008 has reduced vehicle demand to historic lows putting severe financial stress on the entire automotive industry.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. However, the financial crisis and difficult industry environment is expected to result in significant consolidation among suppliers which will provide conquest opportunities for larger global suppliers.

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

Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. The market shares of the Detroit 3 has declined in recent years and may continue to decline in the future. This pricing pressure along with the current financial crisis will continue to drive our focus on reducing our overall cost structure through lean initiatives, capital redeployment, restructuring and other cost management processes.

In addition to the cost-reduction actions taken through the end of the year ended December 31, 2008 which are described under “Restructuring” beginning on page 41, on March 26, 2009, the Company announced the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The Company will now operate from two divisions, North America and International (covering Europe, South America and Asia). This new operating structure allows the Company to maintain its full portfolio of global products and provide unified customer contact points, while better managing its operating costs and resources in severe industry conditions. It will result in a reduction in the Company’s worldwide salaried workforce of approximately 20 percent.

In the year ended December 31, 2008, our business was negatively impacted by reduced OEM production volumes as a result of several factors, including a prolonged strike at a major Tier One supplier and high oil prices in the first half of the year, but most significantly due to overall negative macroeconomic conditions in the second half of the year. These included disruptions in the financial markets which limited access to credit, a significant decline in the demand for and production of passenger cars and light trucks and a deterioration in the financial condition of certain of our customers. According to CSM Worldwide, actual North America and Europe light vehicle production volumes for the year ended December 31, 2008 were 12.6 million and 20.5 million units, respectively, as compared to 15.1 million and 21.7 million units, respectively, for the year ended December 31, 2007. Additionally, we continued to experience significant pricing pressure from our customers despite volume declines. These negative impacts were partially offset by favorable foreign currency translation in the first half of 2008. Our performance in 2008 has been, and will continue to be, impacted by changes in light vehicle production volumes, platform mix, customer pricing pressures, and the cost of raw materials.

Results of Operations

	For the Year Ended December 31,
	2006	2007	2008
(Dollar amounts in thousands)
Sales	$2,164,262	$2,511,153	$2,594,577
Cost of products sold	1,832,027	2,114,039	2,260,063

Gross profit	332,235	397,114	334,514
Selling, administration, & engineering expenses	199,739	222,134	231,709
Amortization of intangibles	31,025	31,850	30,996
Impairment charges	13,247	146,366	33,369
Restructuring	23,905	26,386	38,300

Operating profit (loss)	64,319	(29,622)	140
Interest expense, net of interest income	(87,147)	(89,577)	(92,894)
Equity earnings	179	2,207	897
Other income (expense)	6,985	(1,055)	(299)

Loss before income taxes	(15,664)	(118,047)	(92,156)
Provision for income tax expense (benefit)	(7,244)	32,946	29,295

Net loss	$(8,420)	$(150,993)	$(121,451)

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales: Our net sales increased from $2,511.2 million in 2007 to $2,594.6 million in 2008, an increase of $83.4 million, or 3.3%. The increase resulted primarily from the full twelve months impact of the MAPS, El Jarudo and MAP India acquisitions and favorable foreign exchange rates ($70.6 million) partially offset by lower volume. In North America, our sales decreased by $282.0 million primarily due to lower unit sales volume partially offset by $5.8 million of favorable foreign currency translation. In our international operations, a sales increase of $365.4 million was attributable to a combination of factors including the acquisition of MAPS and MAP India, $64.8 million of favorable impact of foreign currency translation and higher unit sales volumes partially offset by customer price concessions.

Gross Profit: Gross profit decreased $62.6 million to 12.9% of sales in 2008, as compared to 15.8% of sales in 2007. This decrease resulted primarily from reduced North America volume, and unfavorable mix.

Operating Profit (Loss): Operating profit in 2008 was $0.1 million compared to an operating loss reported in 2007, of $29.6 million. This increase is primarily due to the impairment charges of $146.4 million in 2007 compared to $33.4 million in 2008 partially offset by reduced volumes, increased material costs and unfavorable foreign exchange.

Impairment Charges: In 2008, the Company recorded an impairment charge of $21.9 million in the International Fluid reporting unit of our Global Fluid segment and an impairment charge of $1.2 million in the International Body & Chassis reporting unit of our Global Body & Chassis segment. These charges are a result of a weakening global economy, a global decline in vehicle production volumes and changes in product mix. Also, in 2008 the Company recorded intangible impairment charges of $2.3 million and $1.6 million related to Fluid and Body & Chassis technology, respectively. Based on a discounted cash flow analysis it was determined that the historical cost of these intangible assets exceeded their fair value and impairment charges were recorded. Also, in 2008 the Company recorded fixed asset impairment charges of $6.4 million.

In 2007 we recorded a goodwill impairment charge of $142.9 million and charges of $3.5 million related to the impairment of certain intangible assets within the North America Fluid reporting unit of our Fluid segment. These charges resulted from projected declines in anticipated production volumes and a change in the production mix for certain key platforms in North America since the 2004 acquisition as well as the impact of increases in material costs and customer price concessions in North America.

Interest Expense, net: Interest expense increased by $3.3 million in 2008, primarily due to increased indebtedness resulting from the acquisition of MAPS and increased short-term borrowings.

Other Expense: Other expense was $0.3 million in 2008 as a result of foreign currency losses of $0.9 million and loss on sale of receivables of $2.2 million, partially offset by minority interest income of $1.1 million and gain on debt repurchase of $1.7 million. Other expense of $1.1 million in 2007 was primarily a result of foreign currency losses of $0.5 million and minority interest expense of $0.6 million.

Provision for Income Tax Expense (Benefit): Income taxes in 2007 included an expense of $32.9 million for an effective rate of (27.9%) as compared to income tax expense of $29.3 million for an effective rate of (31.8%) in 2008. Tax expense in 2008 is primarily a result of the nondeductible nature of the goodwill impairment charge; valuation allowances recorded on tax losses and credits generated in the U.S. and certain foreign jurisdictions; the write-off of deferred tax assets in the U.K.; the distribution of income between the U.S. and foreign sources; and other non-recurring discrete items.

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

Provision for Income Tax Expense (Benefit): Income taxes changed from a benefit of $7.2 million for an effective rate 46.2% in 2006 to an income tax expense of $32.9 million for an effective rate of (27.9%) in 2007. Tax expense in 2007 is primarily a result of the nondeductible nature of the goodwill impairment charge; valuation allowances recorded on tax losses and credits generated in the U.S.; tax rate changes enacted during 2007 in the Czech Republic, Canada, Germany, Spain and the United Kingdom resulting in additional expense related to the impact of deferred taxes recorded in those jurisdictions; the distribution of income between the U.S. and foreign sources; and other non-recurring discrete items. In 2006, the Company provided a benefit for net operating losses in the U.S. until that point when deferred tax assets exceeded the related liabilities and the recoverability was no longer assured beyond a reasonable doubt.

Segment Results of Operations

	For the Year Ended December 31,
	2006	2007	2008
Sales
Body & Chassis	$1,100,390	$1,317,621	$1,523,314
Fluid	971,122	1,096,944	979,601
Asia Pacific (1)	92,750	96,588	91,662

	$2,164,262	$2,511,153	$2,594,577

Segment profit (loss)
Body & Chassis	$(26,108)	$33,993	$(16,919)
Fluid	19,173	(137,913)	(49,556)
Asia Pacific (1)	(8,729)	(14,127)	(25,681)

	$(15,664)	$(118,047)	$(92,156)

(1)	The Asia Pacific segment consists of both Body & Chassis and Fluid products in that region with the exception of the joint venture with Shanghai SAIC, which was purchased as part of the MAPS acquisition and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Body & Chassis: Sales increased $205.7 million, or 15.6%, primarily due to the MAPS and MAP India acquisitions, favorable foreign exchange ($39.5 million), partially offset by lower sales volume. Segment profit decreased by $50.9 million as the result of lower sales volume, unfavorable sales mix, higher raw material costs and impairment charges of $5.2 million, partially offset by the acquisition of MAPS and MAP India.

Fluid: Sales decreased $117.3 million, or 10.7%, primarily due to lower sales volume, partially offset by favorable foreign exchange ($34.1 million). Segment profit increased by $88.4 million as the result of impairment charges related to goodwill ($21.9 million), intangible assets ($2.3 million) and fixed assets

($4.1 million), compared to 2007 impairment charges of ($146.4 million) and the favorable impact of various cost saving initiatives. These favorable items were partially offset by reduced volumes, unfavorable sales mix, increased material costs and unfavorable foreign exchange.

Asia Pacific: Sales decreased $4.9 million, or 5.1%, primarily due to unfavorable foreign exchange ($3.0 million) and lower sales volume. Segment loss increased by $11.6 million as a result of increased restructuring costs related to the previously announced restructuring initiative in Australia and as a result of start-up related costs for operations in this region.

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

Off-Balance Sheet Arrangements

We have provided a guarantee of a portion of the bank loans made to NISCO, our joint venture with Nishikawa Rubber Company. This debt guarantee is required of the partners by the joint-venture agreement and serves to support the credit-worthiness of NISCO. On July 1, 2003, NISCO entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” guarantees meeting the characteristics described in the Interpretation are required to be recorded at fair value. We did not have any exposure under the guarantee arrangements at December 31, 2008.

As a part of its working capital management, the Company sells certain foreign receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At December 31, 2008, the Company had $43.5 million of receivable outstanding under receivables transfer agreements entered into by various foreign locations. The Company incurred losses on the sale of the receivables for the year ended December 31, 2008 of $2.2 million and is recorded in other income (expense) in the consolidated statements of operations. The Company is continuing to service receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

As of December 31, 2008 we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Operating Activities: Cash flow provided by operations was $136.5 million in 2008, which included $55.6 million of changes in operating assets and liabilities. Cash flow provided by operations was $185.4 million in 2007, which included $9.9 million of changes in operating assets and liabilities.

Investing Activities: Cash used in investing activities was $73.9 million in 2008, which primarily consisted of $92.1 million of capital spending partially offset by gross proceeds of $8.6 million from a sale-leaseback transaction and $4.8 million of proceeds from the sale of fixed assets. This compared to $260.0 million in 2007, which primarily consisted of acquisition cost of $158.7 million related to the acquisition of El Jarudo, MAPS, and MAP India, capital spending of $107.3 million, less $4.8 million received from a sale-leaseback transaction. We anticipate that we will spend approximately $60.0 million to $70.0 million on capital expenditures in 2009.

Financing Activities: Net cash provided by financing activities totaled $14.1 million in 2008, which consisted primarily of net increase of short-term debt, partially offset by, normal debt payments and repurchase of bonds as compared to net cash provided by financing activities of $55.0 million in 2007. The 2007 cash provided by financing activities was primarily comprised of proceeds from issuance of acquisition-related debt of $60.0 million, proceeds from issuance of stock of $30.0 million and a net increase of short term debt of $6.2 million, partially offset by normal debt repayments and voluntary prepayments on our term loans of $37.6 million and $3.1 million of debt issuance costs.

Since the consummation of the 2004 Acquisition, we have been significantly leveraged. As of December 31, 2008, we have $1,144.1 million outstanding in aggregate indebtedness, with an additional $30.1 million of borrowing capacity available under our revolving credit facilities (after giving effect to outstanding borrowings of $60.9 million and $24.0 million of standby letters of credit). During the first quarter of 2009, we have drawn substantially all of the revolving credit facilities balance that was available as of December 31, 2008. Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2009, which would be due 5 days after the filing of the Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

On December 24, 2008, the Company unwound one of the interest rate swaps which resulted in a cash settlement on January 2, 2009 of $9.9 million including accrued interest of $0.4 million to the counterparty that required, per the ISDA (“International Swap Dealers Association, Inc.”) that covered the swap contract, to terminate the swap upon the Company’s credit rating falling below B3.

Senior Credit Facilities. In connection with the 2004 Acquisition, Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. and Cooper-Standard Automotive Canada Limited entered into a Credit Agreement with various lending institutions, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co- documentation agents (with subsequent amendments thereto, and with related agreements, the “Senior Credit Facilities”). The Senior Credit Facilities consist of revolving credit facilities and term loan facilities.

Our revolving credit facilities provide for loans in a total principal amount of up to $125.0 million with a maturity of 2010. Lehman Commercial Paper, Inc. (LCPI) had a $10.0 million commitment to the Company as part of our $125.0 million revolving credit facility. Recently LCPI filed for bankruptcy protection and the revolver availability was effectively reduced by their position, therefore the revolving credit facility currently provides for borrowing up to $115.0 million. The Company is seeking to have this commitment replaced by another financial institution.

The Senior Credit Facilities include a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. The term loans were used to fund the 2004 Acquisition. As described below the Company also has a Term Loan D and Term Loan E as part of its Senior Credit Facilities.

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

On July 26, 2007, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment permitted the MAPS acquisition and allows the Company to borrow up to €65.0 million through an incremental term loan under the Credit Agreement (as amended) to provide a portion of the funding necessary for the MAPS Acquisition and to pay related fees and expenses. The Second Amendment also expands the dual currency borrowing sub limit under the Revolving Credit Agreement to $35.0 million and adds Cooper-Standard International Holdings BV as a permitted borrower under this sub limit. The Second Amendment includes other changes which increase the Company’s financial and operating flexibility, including amended financial covenants, expanded debt and investment baskets, and the ability to include the results of our non-consolidated joint ventures in the covenant calculations, among other things.

To finance part of the MAPS acquisition the Company borrowed €44.0 million under the Second Amendment discussed above. This borrowing was combined with the Euro tranche of the Term Loan D to create Term Loan E and as of December 31, 2007 had an outstanding balance of €64.1 million. The Company also borrowed $10.0 million under the Primary Revolving Credit Agreement, which was repaid in its entirety by September 30, 2007. In addition the Company borrowed €15.0 million under the dual-currency sub limit of the revolver, which was repaid in its entirety as of December 31, 2007.

On December 18, 2008, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides that the Company and/or its Canadian subsidiary may voluntarily prepay up to a maximum of $150.0 million of one or more tranches of its term loan debt under the Credit Agreement held by participating lenders at a discount price to par to be determined pursuant to certain auction procedures. The prepayments may be financed with cash of the Company and its Subsidiaries if they meet, on a consolidated basis, certain conditions set forth in the Third Amendment including a $125.0 million minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the Credit Agreement’s revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the Credit Agreement’s revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from holders of equity of the Company. Under the terms of the Third Amendment, any such prepayments will reduce the amount of term loans outstanding and payable in indirect order of maturity.

The Senior Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans, or advances; make certain acquisitions; engage in mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the exchange notes; and change the business conducted by us and our subsidiaries

Senior Notes and Senior Subordinated Notes

Our outstanding 7% Senior Notes due 2012 (the “Senior Notes”) were issued under an Indenture, dated December 23, 2004 (the “Senior Indenture”). Our 8 3/8% Senior Subordinated Notes (the “Senior Subordinated Notes”) were also issued under an Indenture, dated December 23, 2004 (the “Subordinated Indenture” and, together with the Senior Indenture, the “Indentures”). During 2006 we repurchased $19.5 million notional amount of our Senior Subordinated Notes for $14.9 million. During 2008 we repurchased $7.2 million notional amount of our Senior Subordinated notes for $5.3 million.

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

Under each Indenture, upon the occurrence of any “change of control” (as defined in each Indenture), unless the Company has exercised its right to redeem all of the outstanding Notes of each holder of Notes of the applicable series shall have the right to require that the Company repurchase such noteholder’s Notes of such series at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of the applicable Noteholders of record on the relevant record date to receive interest due on the relevant interest payment date). The change of control purchase feature of the Notes may in certain circumstances make more difficult or discourage a sale or takeover of the Company and, thus, the removal of incumbent management.

The Credit Agreement provides that the occurrence of certain change of control events with respect to us would constitute a default thereunder. The Company, its directors, officers, employees or affiliates may, from time-to-time, purchase or sell Senior Notes or Senior Subordinated Notes on the open market, subject to limits as specified in the Credit Agreement and, with respect to purchases of Senior Subordinated Notes, limits in the Senior Indenture.

The Indentures limit our (and most or all of our subsidiaries’) ability to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the Indentures permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Our compliance with certain of the covenants contained in the Indentures and in our Credit Agreement is determined based on financial ratios that are derived using our reported EBITDA, as adjusted for certain items described in those agreements. We refer to EBITDA as adjusted under the Credit Agreement as “Consolidated EBITDA”. The Credit Agreement provides, among other covenants, for a maximum “Senior Secured Leverage Ratio” as of specified dates, which means the ratio of the Company’s total senior secured indebtedness on such date, as defined in the agreement, to the Company’s Consolidated EBITDA for the period of four consecutive fiscal quarters ended on such date. The breach of such covenants in our Credit Agreement could result in a default thereunder and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indentures. Additionally, under our Credit Agreement and Indentures, our ability to engage in activities such as incurring additional indebtedness, making investments, and paying dividends is limited, with exceptions that are either partially tied to similar financial ratios (in the case of the Indentures) or are based on negotiated carveouts and baskets (in the case of the Credit Agreement).

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

The following table reconciles net income to EBITDA and pro forma Consolidated EBITDA under the Credit Agreement (dollars in millions):

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Net loss	$(8.4)	$(151.0)	$(121.5)
Provision for income tax expense (benefit)	(7.2)	32.9	29.3
Interest expense, net of interest income	87.1	89.6	92.9
Depreciation and amortization	138.4	136.0	140.1

EBITDA	$209.9	$107.5	$140.8
Restructuring (1)	23.9	26.4	30.6
Foreign exchange (gain) loss (2)	(2.9)	(0.1)	0.1
Inventory write-up(3)	2.1	2.5	—
Transition and integration costs(4)	1.4	1.5	0.5
Product remediation(5)	2.9	—	—
Net gain on bond repurchase(6)	(4.1)	—	(1.7)
Canadian voluntary retirement	—	—	1.8
Claim reserve(7)	1.8	—	(0.6)
Impairment charges(8)	13.2	146.4	36.0
Other	—	1.5	2.7

	248.2	285.7	210.2
Pro forma adjustments related to FHS (9)	4.4	—	—
Pro forma adjustments related to El Jarudo (10)	—	1.7	—
Pro forma adjustments related to MAPS (11)	—	34.2	—
Pro forma adjustments related to MAP India (12)	—	2.7	—
EBITDA adjustment related to other joint ventures (13)	—	8.0	11.1
Pro forma adjustments related to product line organization discontinuance (14)	—	—	19.4

Consolidated EBITDA	$252.6	$332.3	$240.7

(1)	Includes non-cash restructuring charges.
(2)	Unrealized foreign exchange (gain) loss on acquisition-related indebtedness.
(3)	Write-ups of inventory to fair value at the dates of the 2004 Acquisition, acquisition of FHS, and acquisition of MAPS.
(4)	Transition and integration costs related to the acquisition of FHS in 2006 and MAPS & El Jarudo in 2007 and MAPS and MAP India in 2008.
(5)	Product rework and associated costs.
(6)	Net gain on purchase of Senior Subordinated Notes in 2006 and 2008 of $19.5 million and $7.2 million, respectively.
(7)	2006 Reserve reflecting the Company’s best estimate of probable liability in connection with U.S. Bankruptcy Court claim filed by a customer to recover payments made by the customer to the Company allegedly constituting recoverable “preference” payments. 2008 reflects reduction in estimated liability to settlement amount.
(8)	2006-Impairment charges related to NVH goodwill ($7.5 million) and developed technology ($5.8 million). 2007-Impairment charges related to Fluid goodwill ($142.9) and certain intangibles ($3.5). 2008-Impairment charges related to Fluid goodwill ($21.9 million), certain intangibles ($2.3 million) and fixed assets ($4.1 million), related to Body & Chassis goodwill ($1.2 million), certain intangibles ($1.6 million) and fixed assets ($2.3 million) and Guyoung impairment ($2.6 million).

(9)	Pro forma adjustments to FHS’s reported EBITDA for the period from January 1, 2006 to February 6, 2006. Our credit agreement provides for Pro Forma retroactive adjustments for permitted acquisitions in this calculation.
(10)	Pro forma adjustments to El Jarudo’s reported EBITDA for the period from January 1, 2007 to March 31, 2007.
(11)	Pro forma adjustments to MAPS reported EBITDA for the period from January 1, 2007 to August 31, 2007.
(12)	Pro forma adjustments to MAP India reported EBITDA for the period from January 1, 2007 to December 27, 2007.
(13)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.
(14)	Pro forma adjustments to the Company’s EBITDA for the initial phase of the Company’s discontinuance of its global product line operating divisions and the establishment of a new operating structure organized on the basis of geographic regions.

Our Senior Secured Leverage Ratio for the four quarters ended December 31, 2008 as compared to the minimum Senior Secured Leverage Ratio provided for in the Credit Agreement, was as follows:

	Leverage Ratio at December 31, 2008	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	2.13 to 1.0	≤	3.0 to 1.0

In addition, under the terms of our Credit Agreement, we are required to repay a portion of our indebtedness under our Senior Credit Facilities by a certain percentage, based on our leverage ratio, of our excess cash flow commencing with the year ended December 31, 2008. As of December 31, 2008, we did not have to make any additional mandatory repayment.

As discussed in part 1, Item 1A “Risk Factors”, there are several risks and uncertainties related to the global economy and our industry that could materially impact our liquidity. Among potential outcomes, these risks and uncertainties could result in decreased operating results, limited access to credit and failure to comply with debt covenants.

During the second half of 2008, production volumes decreased significantly resulting in a decline in sales, operating income and EBITDA. This decline in operating results reduced cushion that existed within our restrictive financial covenants and increased the risk of a future debt covenant violation. As previously noted the future compliance of debt covenants will be dependent upon, amongst other matters, future vehicle production and our ability to implement the costs savings initiatives announced during the second half of 2008 and the first quarter of 2009.

Our current revenue forecast for 2009 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 9.3 million units and 16.7 million units, respectively. Changes to the total level of light vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with debt covenants. We have taken significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. Based on our current 2009 operating forecast and the impact of our cost reductions on our 2009 forecasted debt covenant calculation, we expect to comply with all debt covenants during 2009. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand based primarily on a further decline in North American light vehicle production (to approximately 8 million units). In addition to the potential impact of light vehicle production changes on our sales, achieving our EBITDA forecast and 2009 debt covenant thresholds are dependent upon a number of other external and internal factors such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, and our ability to implement and achieve the savings expected by the change in our operating structure.

We have also considered the potential consequences of a bankruptcy filing of one of our major North American customers and believe that a bankruptcy filing would not materially impact our 2009 forecast and our ability to meet 2009 debt covenants. In the event of a bankruptcy filing, we believe it is likely that most of our programs would be continued and any reduction in program volume of a bankrupt customer would be replaced with volume from other existing customers. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivables. We believe that a loss or expenses incurred as a result of a customer bankruptcy would be treated as an adjustment for our 2009 debt covenants and do not believe the trade receivable exposure would have a significant impact on our 2009 liquidity.

While we are confident of our ability to achieve the plan, there can be no assurance we will be successful. There are a number of factors that could potentially arise that could result in a violation of our debt covenants. Non-compliance with covenants would provide our lenders the ability to demand immediate repayment of all outstanding borrowings under the Term Facility and the Revolving Facility. We would not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, cure a potential violation with the support of our shareholders, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt requirements, however, we believe we would be able to cure the violation utilizing the equity cure right provision of our primary credit facility, obtain a waiver or amend the covenants. Executing the equity cure right provision is contingent upon our shareholders. Obtaining waivers or amendments would likely result in a significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in previous years and are confident that we would be able to do so in 2009, if necessary.

Based on our current forecast and our assessment of reasonably possible scenarios, including the more pessimistic scenarios related to production volumes described above, we do not believe that there is substantial doubt about our ability to continue as a going concern in 2009.

Working capital

Historically we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the recent economic downturn has impacted both the amount of our receivables and the stressed ability for our customers to pay within normal terms. Certain government sponsored programs may ease the constraints, but pressure on accounts receivable will continue until vehicle sales and production volumes stabilize. As of December 31, 2008, we have net cash of $111.5 million. Our additional borrowing capacity through use of our senior credit facilities with our bank group and other bank lines is $30.1 million (after giving effect to outstanding borrowings of $60.9 million and $24.0 million of standby letters of credit), of which the majority was drawn during the first quarter of 2009.

Available cash and contractual commitments

The following table summarizes our contractual cash obligations at December 31, 2008. Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as disclosed, this table does not include information on our recurring purchase of materials for use in production, as our raw materials purchase contracts typically do not meet this definition because they do not require fixed or minimum quantities.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$1,114.3	$78.6	$512.3	$200.0	$323.4
Interest on debt obligations(1)	313.1	75.0	142.8	68.2	27.1
Capital lease obligations	1.5	1.1	0.4	—	—
Operating lease obligations	83.3	18.0	22.6	15.8	26.9
Other obligations(2)	41.0	27.1	13.9	—	—

Total	$1,553.2	$199.8	$692.0	$284.0	$377.4

(1)	Interest on $590.9 million of variable rate debt is calculated based on LIBOR rate and Canadian Dollar Bankers Acceptance Rate as of December 31, 2008.
(2)	Noncancellable purchase order commitments for capital expenditures & other borrowings.

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

We also have minimum funding requirements with respect to our pension obligations. We expect to make cash contributions of approximately $16.0 million to our domestic and foreign pension plan asset portfolios in 2009. Our minimum funding requirements after 2009 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.5 million in 2009.

We may be required to make significant cash outlays to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $5.2 million as of December 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 11, “Income taxes”, to the consolidated financial statements.

Excluded from the contractual obligation table are open purchase orders at December 31, 2008 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements, and other contracts without express funding requirements.

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

Extreme fluctuations in material pricing have occurred in recent years adding challenges in forecasting. The inability to recover higher than anticipated prices from our customers may impact profitability.

Seasonal Trends

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December. However, economic conditions can change normal seasonality trends causing lower demand throughout the year. The impact of model changeovers and plant shutdowns is considerably less in years of lower demand overall.

Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures are substantially complete as of December 31, 2008, but the Company will continue to incur costs until the facilities are sold.

During the year ended December 31, 2008, the Company recorded total costs of $3.8 million related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance, asset impairment, and other exit costs of $0.3 million, $2.1 million and $1.4 million, respectively. In addition the Company received $0.2 million for assets that were previously written off. The initiative is substantially complete as of December 31, 2008 at an estimated total cost of approximately $27.0 million. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	295	1,437	2,063	3,795
Cash payments	(997)	(1,729)	165	(2,561)
Utilization of reserve	—	—	(2,228)	(2,228)

Balance at December 31, 2008	$73	$250	$—	$323

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was completed during 2008 at a total cost of $3.8 million. During the year ended December 31, 2008, the Company reversed $9 thousand of severance costs.

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is substantially complete as of December 31, 2008 at an estimated total cost of approximately $22.0 million ($20.1 million incurred in 2006 and 2007). The Company recorded severance, other exit costs and asset impairments of $1.1 million, $0.6 million and $0.1 million, respectively, during the year ended December 31, 2008. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	1,076	619	127	1,822
Cash payments	(1,776)	(619)	—	(2,395)
Utilization of reserve	—	—	(127)	(127)

Balance at December 31, 2008	$742	$—	$—	$742

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are substantially complete as of December 31, 2008 at an estimated total cost of approximately $20.2 million, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11.8 million and $0.7 million, respectively, through purchase accounting in 2006. The Company recorded severance, other exit costs and asset impairments of $0.8 million, $2.3 million and $0.6 million, respectively. The Company also reversed $2.1 million of severance costs that were recorded through purchase accounting in 2006. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	843	2,258	613	3,714
Cash payments and accrual reversals	(5,998)	(5,978)	—	(11,976)
Utilization of reserve	—	—	(613)	(613)

Balance at December 31, 2008	$1,295	$490	$—	$1,785

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed in 2007. The estimated total cost of this closure is approximately $3.4 million. The Company will continue to incur costs until the facility is sold. During the year ended December 31, 2008 the Company recognized other exit costs and asset impairments of $0.5 million and $1.9 million, respectively, related to this initiative. During the year ended December 31, 2008, the Company reversed $5 thousand of severance costs.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The estimated total cost of this initiative is approximately $18.5 million. The Company recorded severance, other exit costs and asset impairments of $14.5 million, $0.1 million and $3.3 million, respectively, during the year ended December 31, 2008. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	14,455	149	3,282	17,886
Cash payments	(995)	(149)	—	(1,144)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at December 31, 2008	$13,460	$—	$—	$13,460

Initial Global Reorganization Initiative

During 2008, the Company commenced the initial phase of a global reorganization in North America and Europe. In connection with this phase, the Company reduced its workforce. The estimated total cost of this initial phase is approximately $7.7 million. During the year ended December 31, 2008, the Company recorded severance costs of $7.7 million associated with this initiative. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	7,670	—	—	7,670
Cash payments	(3,741)	—	—	(3,741)
Utilization of reserve	—	—	—	—

Balance at December 31, 2008	$3,929	$—	$—	$3,929

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the year ended December 31, 2008, the Company recorded other exit costs and asset impairments of $0.2 million and $0.9 million, respectively.

Purchase Accounting

Acquisition of MAPS

The acquisition of MAPS was accounted for under the purchase method of accounting, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2008. The operating results of the MAPS entities were included in the consolidated results of operations from the date of acquisition. The following summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,216
Inventories, net	33,415
Prepaid expenses	7,995
Property, plant, and equipment, net	126,058
Investments	16,531
Other assets	32,874

Total assets acquired	345,326

Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	14,821
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	16,676

Total liabilities assumed	200,948

Net assets acquired	$144,378

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction. The value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of December 31, 2008.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2, “Significant Accounting Policies,” to the combined financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Pre-Production Costs Related to Long Term Supply Arrangements. Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $8.8 million and $10.9 million at December 31, 2007 and 2008, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $8.9 million and $3.8 million at December 31, 2007 and 2008, respectively. Development costs for tools owned by the customer that meet EITF 99-5 requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2007 and 2008, $73.6 million and $77.8 million, respectively, was included in accounts receivable for customer-owned tooling of which $39.0 million and $32.8 million, respectively, was not yet invoiced to the customer.

Goodwill. In connection with the 2004 Acquisition and other acquisitions since 2004 as described in Note 3, we have applied the provisions of SFAS No. 141, Business Combination. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $290.6 million and $245.0 million as of December 31, 2007 and 2008, respectively.

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

During 2008, our International Fluid and Body & Chassis reporting units experienced operating results that were below our previous expectations, primarily as a result of a recent and projected decline in vehicle production volumes, a change in the production mix for certain key platforms, the tightening credit market, price concessions to customers and the general overall health of the economy. Due to these factors, the calculated fair values of our International Fluid and Body & Chassis reporting units were less than their book values. As a result we recorded goodwill impairment charges of $21.9 million and $1.2 million, respectively, to these reporting units. If the weighted average cost of capital utilized in the estimate of fair value was increased by 100 basis points there would still not be impairment for any other reporting units.

Long-lived assets – We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Change in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

As a result of our testing performed in accordance with SFAS No. 144 we recorded asset and definite lived intangible asset impairment charges of $6.4 million and $3.9 million, respectively. Of the $6.4 million of asset impairment charges, $4.1 million was recorded in our North America Fluid reporting unit and $2.3 million was recorded in our Body & Chassis International reporting unit. Of the $3.9 million of definite lived intangible asset impairment charges, $2.3 million was recorded in our North America Fluid reporting unit and $1.6 million was recorded in our Body & Chassis Americas reporting unit.

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

Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. Under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” changes to plans associated with the integration of an acquired business are recognized as an adjustment to the acquired business’ original purchase price (goodwill) if recorded within one year of the acquisition. After one year, a reduction of goodwill is recorded if the actual costs incurred are less than the original reserve. More than one year subsequent to an acquisition, if the actual costs incurred exceed the original reserve, the excess is recognized in current year operations as an employee separation and plant phaseout cost. For additional discussion, please refer to Note 4 to the Consolidated Financial Statements.

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

During 2008, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2008, our U.S. valuation allowance increased by $66.9 million, primarily related to operating losses incurred in the United States and adjustments to the minimum pension liability recorded through other comprehensive income.

At December 31, 2008, deferred tax assets for net operating loss and tax credit carry-forwards of $179.9 million were reduced by a valuation allowance of $175.2 million. These deferred tax assets relate principally to net operating loss carry-forwards in the U.S and our subsidiaries in France, Brazil, Australia, Germany, China and Spain. They also relate to Special Economic Zone Credits in Poland, U.S foreign tax credits, research and development tax credits, state net operating losses, and state tax credits. Some of these can be utilized indefinitely, while others expire from 2009 through 2028. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Effective January 1, 2009, with the adoption of SFAS No. 141 (R) the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense. Adjustments in post-acquisition valuation allowances will be offset to future tax provision.

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

Pensions and postretirement benefits other than pensions. Included in our results of operations are significant pension and post-retirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and post-retirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and post-retirement benefit costs were approximately $15.2 million and $3.7 million, respectively, during 2008.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using the December 31, 2008 Citigroup Pension Discount Curve to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2009 net pension expense by approximately $2.9 million and $2.5 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2009 net pension cost by approximately $2.1 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $47.7 million and $39.9 million, respectively.

The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our company’s subsidized post-retirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2009 service and interest cost components by $0.4 million and $0.1 million, respectively, and the projected benefit obligations would have increased or decreased by $2.5 million and $2.1 million, respectively.

The general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts required by local statute.

Derivative financial instruments. Derivative financial instruments are utilized by the Company to reduce foreign currency exchange, interest rate and commodity price risks. The Company has established policies and procedures for risk assessment including the assessment of counterparty credit risk and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. The Company does not enter into financial instruments for trading or speculative purposes.

By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and the Company does not possess credit risk. To mitigate credit risk, it is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivatives for speculative purposes.

Use of Estimates. The preparation of the consolidated financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2008, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates and currency exchange rates. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Derivative financial instruments” and “Item 8. Financial Statements and Supplementary Data” (especially Note 19).

As of December 31, 2008, we had $597.2 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $4.2 million per year, after considering the effects of the interest rate swap contracts, which were used to manage cash flow fluctuations of certain variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of December 31, 2008, interest rate swap contracts representing $309.1 million of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. The above amount includes $161.6 million of notional amount pertaining to the swap of USD denominated debt fixed at 5.764% and $59.9 of notional fixed at 3.19%, $14.7 million pertaining to the Canadian dollar denominated debt fixed at 4.91% and $11.6 million of notional amount pertaining to EURO denominated debt fixed at 4.14%. The above notional amount also includes $61.3 million of a USD denominated swap with a counterparty that no longer qualifies for cash flow hedge accounting due to the counterparty filing for bankruptcy protection. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates The remaining $61.3 million of notional is a pay float, receive 3.67% fixed swap to offset the effects of the swap that no longer qualifies for cash flow hedge accounting.

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

On September 30, 2008 the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap. The off-setting swap covers an identical notional amount of $61.3 million and uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and as a result will be marked to market similarly to the de-designated swap. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

On November 12, 2008, the Company executed a new interest rate swap. This swap is designed to modify the variable rate characteristics of the debt instruments and is designated as a cash flow hedge for accounting purposes. This new swap with a pay fixed at 3.19% was put in place to cover the lost interest-rate-fluctuation shield caused by the de-designation discussed above.

On December 24, 2008, the Company unwound one of the interest rate swaps and made cash settlements of $9.9 million including accrued interest of $0.4 million to the counterparty that required, per the ISDA, that covered the swap contract, to terminate the swap upon the Company’s credit rating falling below B3.

Upon termination the swap was de-designated as a cash flow hedge for accounting purposes. The de-designation of this hedge relationship resulted in the following actions:

•

As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(9.5) million that were recorded in accumulated other comprehensive income (loss) pertaining to this will be amortized to interest expense over the remaining life of the anticipated hedge relationship which was to have terminated in December 2011.

As of December 31, 2008, the $(21.0) million fair market value of the swaps was recorded in accrued liabilities $(15.4) million, and other long-term liabilities $(5.6) million. An amount $(20.3) million, net of taxes, was recorded as net losses in the accumulated other comprehensive income (loss). This amount includes $(13.3) million for the de-designated/terminated swaps as the balance remaining on the OCI pertaining to these swaps is to be amortized over the remaining life of the underlying debt until December 2011. The fair market value of all outstanding interest rate swap contracts is subject to change in value due to change in interest rates. During 2008 losses of $5.5 million were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $10.6 million of losses to be reclassified in 2009.

We also use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by the Company under these arrangements are the Canadian Dollar, Euro and the Brazilian Real. As of December 31, 2008 the fair market value of these contracts was approximately $8.0 million.

We also use forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of December 31, 2008, forward foreign exchange contracts representing $45.7 million of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $(7.0) million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $2.8 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $3.6 million in the fair market value of these contracts.

We also use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of December 31, 2008, forward foreign exchange contracts representing $26.8 million of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $3.4 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $2.6 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $2.6 million in the fair market value of these contracts.

We also use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of December 31, 2008, forward foreign exchange contracts representing $14.7 million of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $0.3 million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $1.6 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $1.3 million in the fair market value of these contracts.

We also use forward foreign exchange contracts to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of December 31, 2008, forward foreign exchange contracts representing $14.8 million of notional amount were outstanding with maturities of less than three months. The fair market value of these contracts was approximately $(1.0) million. A 10% strengthening of the Euro relative to the CZK would result in a decrease of $1.2 million in the fair market value of these contracts. A 10% weakening of the Euro relative to the CZK would result in an increase of $1.5 million in the fair market value of these contracts.

During 2008 gains of $2.2 million related to the Mexican, Canadian, Czech Republic and European forward foreign exchange contracts were reclassified from accumulated other comprehensive income (loss) into earnings. The amount to be reclassified in 2009 is expected to be approximately $(4.4) million.

We also have exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of December 31, 2008, commodity contracts for natural gas and carbon black representing $11.7 million of notional amount were outstanding with a fair market value of approximately $(5.0) million. A 10% change in the equivalent commodity price would result in a change of $0.5 million in the fair market value of these contracts. During 2008 losses of $1.4 million were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $5.0 million of losses recorded in accumulated other comprehensive income (loss) to be reclassified into earnings during the year ended December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2008 included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 9 and 10, respectively, to the consolidated financial statements in 2008 and in 2007, the Company changed its method of accounting for pension and other postretirement benefit plans.

As discussed in Note 11, in 2007 the Company changed its method of accounting for income taxes.

/s/ Ernst & Young LLP

Detroit, Michigan

March 27, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Sales	$2,164,262	$2,511,153	$2,594,577
Cost of products sold	1,832,027	2,114,039	2,260,063

Gross profit	332,235	397,114	334,514
Selling, administration, & engineering expenses	199,739	222,134	231,709
Amortization of intangibles	31,025	31,850	30,996
Impairment charges	13,247	146,366	33,369
Restructuring	23,905	26,386	38,300

Operating profit (loss)	64,319	(29,622)	140
Interest expense, net of interest income	(87,147)	(89,577)	(92,894)
Equity earnings	179	2,207	897
Other income (expense)	6,985	(1,055)	(299)

Loss before income taxes	(15,664)	(118,047)	(92,156)
Provision for income tax expense (benefit)	(7,244)	32,946	29,295

Net loss	$(8,420)	$(150,993)	$(121,451)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2008

(Dollar amounts in thousands)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$40,877	$111,521
Accounts receivable, net	546,794	352,052
Inventories, net	155,321	116,952
Prepaid expenses	19,603	19,162
Other	9,940	23,867

Total current assets	772,535	623,554
Property, plant, and equipment, net	722,373	623,987
Goodwill	290,588	244,961
Intangibles, net	256,258	227,453
Other assets	120,501	98,296

	$2,162,255	$1,818,251

Liabilities and Stockholders’ Equity
Current liabilities:
Debt payable within one year	$51,999	$94,136
Accounts payable	295,638	192,948
Payroll liabilities	103,161	69,601
Accrued liabilities	83,080	94,980

Total current liabilities	533,878	451,665
Long-term debt	1,088,162	1,049,959
Pension benefits	109,101	161,625
Postretirement benefits other than pensions	91,017	76,822
Deferred tax liabilities	28,331	28,265
Other long-term liabilities	43,208	34,738
Stockholders’ equity:
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2007 and December 31, 2008, 3,483,600 and 3,479,100 shares issued and outstanding at December 31, 2007 and December 31, 2008, respectively	35	35
Additional paid-in capital	354,874	354,894
Accumulated deficit	(155,339)	(280,216)
Accumulated other comprehensive income (loss)	68,988	(59,536)

Total stockholders’ equity	268,558	15,177

	$2,162,255	$1,818,251

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	3,235,100	$32	$323,478	$4,269	$(15,549)	$312,230
Issuance of common stock	3,000		300			300
Net loss for 2006				(8,420)		(8,420)
Other comprehensive income (loss):
Minimum pension liability, net of $3,870 tax effect					(3,202)	(3,202)
Currency translation adjustment					25,263	25,263
Fair value change of derivatives, net of $3,319 tax effect					(5,462)	(5,462)

Comprehensive income						8,179

Balance at December 31, 2006	3,238,100	32	323,778	(4,151)	1,050	320,709
Adoption of Fin 48				(195)		(195)
Issuance of common stock	250,000	3	29,997			30,000
Repurchase of common stock	(4,500)		(450)			(450)
Stock-based compensation			1,549			1,549
Adoption of SFAS No. 158, net of ($1,020) tax effect					25,846	25,846
Net loss for 2007				(150,993)		(150,993)
Other comprehensive income (loss):
Benefit plan liability, net of ($1,934) tax effect					6,794	6,794
Currency translation adjustment					43,246	43,246
Fair value change of derivatives, net of $19 tax effect					(7,948)	(7,948)

Comprehensive loss						(108,901)

Balance at December 31, 2007	3,483,600	35	354,874	(155,339)	68,988	268,558
Adoption of SFAS No. 158, measurement change				(3,426)		(3,426)
Repurchase of common stock	(4,500)		(540)			(540)
Stock-based compensation			560			560
Net loss for 2008				(121,451)		(121,451)
Other comprehensive loss:
Benefit plan liability, net of ($1,097) tax effect					(53,614)	(53,614)
Currency translation adjustment					(58,929)	(58,929)
Fair value change of derivatives, net of ($44) tax effect					(15,981)	(15,981)

Comprehensive loss						(249,975)

Balance at December 31, 2008	3,479,100	$35	$354,894	$(280,216)	$(59,536)	$15,177

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Operating Activities:
Net loss	$(8,420)	$(150,993)	$(121,451)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	107,408	104,199	109,109
Amortization	31,025	31,850	30,996
Impairment charges	13,247	146,366	33,369
Gain on bond repurchase	(4,071)	—	(1,696)
Non-cash restructuring charges	8,975	626	9,029
Amortization of debt issuance cost	5,057	4,883	4,866
Deferred income taxes	(32,513)	(1,296)	14,045
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	12,170	(31,750)	144,920
Inventories	16,897	14,836	28,062
Prepaid expenses	9,532	3,440	(2,880)
Accounts payable	(30,629)	39,945	(86,316)
Accrued liabilities	(5,536)	(16,567)	(28,148)
Other	12,740	39,834	2,588

Net cash provided by operating activities	135,882	185,373	136,493
Investing activities:
Property, plant, and equipment	(82,874)	(107,255)	(92,125)
Acquisition of businesses, net of cash acquired	(201,621)	(158,671)	4,937
Return on equity investments	7,746	—	—
Cost of other acquisitions and equity investments	(4,116)	—	—
Proceeds from sale -leaseback transaction	—	4,806	8,556
Proceeds from sale of fixed assets	111	1,096	4,775
Other	(1,000)	7	—

Net cash used in investing activities	(281,754)	(260,017)	(73,857)
Financing activities:
Proceeds from issuance of long-term debt	214,858	59,968	—
Net change in short term debt	949	6,189	37,004
Repurchase of bonds	(14,929)	—	(5,306)
Principal payments on long-term debt	(46,786)	(37,557)	(16,528)
Proceeds from issuance of stock	300	30,000	—
Repurchase of common stock	—	—	(540)
Debt issuance cost	(4,317)	(3,104)	(561)
Other	(2,442)	(450)	—

Net cash provided by financing activities	147,633	55,046	14,069
Effects of exchange rate changes on cash	(7,643)	4,153	(6,061)

Changes in cash and cash equivalents	(5,882)	(15,445)	70,644
Cash and cash equivalents at beginning of year	62,204	56,322	40,877

Cash and cash equivalents at end of year	$56,322	$40,877	$111,521

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

The Company is one of the largest global producers of body sealing systems, one of the two largest North American producers in the noise, vibration and harshness control (“NVH”) business, and the second largest global producer of the types of fluid handling products that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and consistent approach to engineering and production. The Company operates in 68 manufacturing locations and ten design, engineering, and administrative locations in 18 countries around the world.

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

The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally this occurs when ownership is between 20 to 50 percent. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence.

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $13,472 and $11,905 at December 31, 2007 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Guyoung Technology Co. Ltd (“Guyoung”), a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $5,632 and $1,179 at December 31, 2007 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets. The fair value of Guyoung’s stock has declined since the Company’s 2006 acquisition and during 2008, the Company determined that the decline in fair value was other than temporary and an impairment of $2,669 was recorded in equity earnings in our consolidated statement of operations.

The Company’s investment in Shanghai SAIC-Metzler Sealing Systems Co. Ltd., a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $17,240 and $20,166 at December 31, 2007 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $10,232 and $4,040 at December 31, 2007 and 2008, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $825 for 2006, $842 for 2007, and $1,080 for 2008.

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2007 and 2008, inventories are reflected net of reserves of $14,823 and $10,896, respectively.

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

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $8,796 and $10,896 at December 31, 2007 and 2008, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $8,851 and $3,822 at December 31, 2007 and 2008, respectively. Development costs for tools owned by the customer that meet Emerging Issues Task Force (EITF) EITF 99-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

requirement are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2007 and 2008, $73,584 and $77,769, respectively, was included in accounts receivable for customer-owned tooling of which $38,960 and $32,768, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested annually for impairment by reporting unit which are determined in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each fiscal year.

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

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled, $74,791 for 2006, $77,183 for 2007, and $81,942 for 2008.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133”. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions entered into by the Company on or after January 1, 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively by the Company beginning January 1, 2009. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement 115” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008, but it had no impact on its financial condition or results of operations as the Company did not elect to apply the fair value option.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet. Previously, under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the asset or liability recorded on the balance sheet reflected the funded status of the plan, net of certain unrecognized items that qualified for delayed income statement recognition. Under SFAS No. 158, these previously unrecognized items are to be recorded in accumulated other comprehensive income (loss) when the recognition provisions are adopted. The Company adopted the recognition provisions as of December 31, 2007, and the funded status of its defined benefit plans is reflected in its consolidated balance sheets as of December 31, 2007 and December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

This statement also requires the measurement of defined benefit plan assets and liabilities as of the annual balance sheet date. Prior to adoption of this statement, the Company measured its plan assets and liabilities using an early measurement date of October 1st for the majority of its plans, as allowed by the original provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008. The Company adopted the measurement date provisions of SFAS No. 158 in 2008 using the fifteen month measurement approach, under which the Company recorded an adjustment to beginning retained earnings as of January 1, 2008 to recognize the net periodic benefit cost for the period October 1, 2007 through December 31, 2007. This adjustment represented a pro rata portion of the net periodic benefit cost determined for the period beginning October 1, 2007 and ending December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 19, Fair Value of Financial Instruments for additional discussion of SFAS No. 157.

3. Acquisitions

On February 6, 2006, the Company completed the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”). FHS, based in Auburn Hills, Michigan, was a leading manufacturer of steel and plastic tubing for fuel and brake lines and quick-connects, and operated 15 facilities in seven countries. FHS was acquired for $205,000, subject to an adjustment based on the difference between targeted working capital and working capital at the closing date, which was settled in September 2006. Additionally, the Company incurred direct acquisition costs, principally for investment banking, legal, and other professional services. After adjusting for working capital and additional acquisition costs, the total acquisition value under purchase accounting was $201,638. This acquisition was accounted for under the purchase method of accounting and the results of operations are included in our consolidated financial statements from the date of acquisition.

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

The acquisition of the MAPS businesses were accounted for as a purchase business combination and accordingly, the assets purchased and liabilities assumed were included in the Company’s consolidated balance sheet as of December 31, 2008. The operating results of the MAPS businesses were included in the consolidated results of operations from the date of acquisition. The following summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$10,237
Accounts receivable, net	118,216
Inventories, net	33,415
Prepaid expenses	7,995
Property, plant, and equipment, net	126,058
Investments	16,531
Other assets	32,874

Total assets acquired	345,326

Accounts payable	66,211
Short-term notes payable	22,039
Payroll liabilities	28,806
Accrued liabilities	14,821
Long-term debt	14,556
Pension benefits	37,839
Other long-term liabilities	16,676

Total liabilities assumed	200,948

Net assets acquired	$144,378

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Tooling in process, which is included in other assets, was recorded at fair value which is based upon expected selling price less costs to complete. The Company’s pension obligations have been recorded in the allocation of purchase price at the projected benefit obligation. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. Management has estimated the fair value of property, plant, and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction. The value assigned to all assets and liabilities assumed exceeded the acquisition price. Accordingly, an adjustment to reduce the value of long-lived assets was recorded in accordance with SFAS No. 141 and no goodwill was recorded related to this transaction as of December 31, 2008.

The following unaudited pro forma financial data summarizes the results of operations for the year ended December 31, 2007, as if the MAPS acquisition had occurred as of January 1, 2007. Pro forma adjustments include liquidation of inventory fair value write-up as it had occurred during the reporting periods, depreciation and amortization to reflect the fair value of property, plant, and equipment and identified finite-lived intangible assets, the elimination of the amortization of unrecognized pension benefit losses, additional interest expense to reflect the Company’s new capital structure, and certain corresponding adjustments to income tax expense. These unaudited pro forma amounts are not necessarily indicative of the results that would have been attained if the acquisition had occurred at January 1, 2007, or that may be attained in the future and do not include other effects of the acquisition.

	2006	2007
Sales	$2,578,636	$2,807,972
Operating profit (loss)	80,809	(6,709)
Net loss	(9,757)	(142,325)

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

4. Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. Both of the closures are substantially complete as of December 31, 2008, but the Company will continue to incur costs until the facilities are sold.

During the year ended December 31, 2008, the Company recorded total costs of $3,795 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance, asset impairment, and other exit costs of $295, $2,063 and $1,437, respectively. In addition the Company received $165 for assets that were previously written off. The initiative is substantially complete as of December 31, 2008 at an estimated total cost of approximately $27,000. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	295	1,437	2,063	3,795
Cash payments	(997)	(1,729)	165	(2,561)
Utilization of reserve	—	—	(2,228)	(2,228)

Balance at December 31, 2008	$73	$250	$—	$323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

2006 Initiatives

In May 2006, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Canada and the transfer of related production to other facilities in North America. The closure was completed as of December 31, 2008 at a total cost of $3,809. During the year ended December 31, 2008, the Company reversed $9 of severance costs.

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative is substantially complete as of December 31, 2008 at an estimated total cost of approximately $22,000 ($20,085 incurred in 2006 and 2007). The Company recorded severance, other exit costs and asset impairments of $1,076, $619 and $127, respectively, during the year ended December 31, 2008. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	1,076	619	127	1,822
Cash payments	(1,776)	(619)	—	(2,395)
Utilization of reserve	—	—	(127)	(127)

Balance at December 31, 2008	$742	$—	$—	$742

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are substantially complete as of December 31, 2008 at an estimated total cost of approximately $20,200, including costs recorded through purchase accounting. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting in 2006. The Company recorded severance, other exit costs and asset impairments of $843, $2,258, and $613, respectively during the year ended December 31, 2008. The Company also reversed $2,117 of severance costs that were recorded through purchase accounting in 2006. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	843	2,258	613	3,714
Cash payments and accrual reversals	(5,998)	(5,978)	—	(11,976)
Utilization of reserve	—	—	(613)	(613)

Balance at December 31, 2008	$1,295	$490	$—	$1,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

2007 Initiatives

In May 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed in 2007. The estimated total cost of this closure is approximately $3,400. The Company will continue to incur costs until the facility is sold. During the year ended December 31, 2008 the Company recognized other exit costs and asset impairments of $466 and $1,883, respectively, related to this initiative. During the year ended December 31, 2008, the Company reversed $5 of severance costs.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The estimated total cost of this initiative is approximately $18,500. The Company recorded severance, other exit costs and asset impairments of $14,455, $149 and $3,282, respectively, during the year ended December 31, 2008. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	14,455	149	3,282	17,886
Cash payments	(995)	(149)	—	(1,144)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at December 31, 2008	$13,460	$—	$—	$13,460

Initial Global Reorganization Initiative

During 2008, the Company commenced the initial phase of a global reorganization in North America and Europe. In connection with this phase, the Company reduced its work force. The estimated total cost of this initial phase is approximately $7,670. During the year ended December 31, 2008, the Company recorded severance costs of $7,670 associated with this initiative. The following table summarizes the activity for this initiative during the year ended December 31, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	7,670	—	—	7,670
Cash payments	(3,741)	—	—	(3,741)
Utilization of reserve	—	—	—	—

Balance at December 31, 2008	$3,929	$—	$—	$3,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the year ended December 31, 2008, the Company recorded other exit costs and asset impairments of $182 and $896, respectively.

5. Inventories

Inventories are comprised of the following:

	December 31, 2007	December 31, 2008
Finished goods	$50,679	$35,069
Work in process	32,665	26,520
Raw materials and supplies	71,977	55,363

	$155,321	$116,952

In connection with the MAPS acquisition, a $2,455 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of December 31, 2007 and recorded as an increase to cost of products sold.

In connection with the acquisition of FHS a $2,136 fair value write-up was recorded to inventory at the date of the acquisition. Such inventory was liquidated as of March 31, 2006 and recorded as an increase to cost of products sold.

6. Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

	December 31,		Estimated Useful
	2007	2008	Lives
Land and improvements	$93,928	$78,548
Buildings and improvements	252,026	229,384	15 to 40 years
Machinery and equipment	631,555	640,350	5 to 14 years
Construction in Progress	60,279	48,123

	1,037,788	996,405
Accumulated depreciation	(315,415)	(372,418)

Property, plant and equipment, net	$722,373	$623,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

During 2008 it was determined that fixed assets at two of the Company’s locations were impaired. As a result of this impairment, Property, Plant and Equipment was reduced by $6,408 during 2008.

Depreciation expense totaled $107,408 for 2006, $104,199 for 2007, and $109,109 for 2008, respectively.

7. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2007 and 2008 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2007	$152,324	$281,891	$1,421	$435,636
Adjustments to the Acquisition of FHS	—	(670)	—	(670)
Acquisition of El Jarudo	—	457	—	457
Impairment charge	—	(142,925)	—	(142,925)
Other	1,512	(3,422)	—	(1,910)

Balance at December 31, 2007	$153,836	$135,331	$1,421	$290,588
Adjustments to the Acquisition of El Jarudo	—	(379)	—	(379)
Purchase price adjustments pre-acquisition	(15,170)	(6,937)	—	(22,107)
Impairment charge	(1,251)	(21,890)	—	(23,141)

Balance at December 31, 2008	$137,415	$106,125	$1,421	$244,961

The pre-acquisition purchase price adjustments for the period ended December 31, 2008 represent adjustments related to various tax matters and were recorded in accordance with EITF Issue No. 93-7 “Uncertainties Related to Income taxes in a Purchase Business Combination” and restructuring accrual reversals related to the FHS acquisition.

During the fourth quarter of 2008, the Company recorded an impairment charge of $21,890 in our International Fluid reporting unit of our Global Fluid segment and an impairment charge of $1,251 in our Body & Chassis International reporting unit of our Global Body & Chassis segment. These charges are a result of a weakening global economy, a global decline in vehicle production volumes and changes in product mix.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The following table presents intangible assets, which are amortized on a straight line basis, and accumulated amortization balances of the Company as of December 31, 2007 and 2008, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$157,897	$(59,100)	$98,797	7 to 9 years
Customer relationships	171,291	(25,484)	145,807	15 to 20 years
Developed technology	14,466	(4,603)	9,863	5 to 12 years
Trademarks and tradenames	1,700	(199)	1,501	12 to 20 years
Other	2,755	(2,465)	290

Balance at December 31, 2007	$348,109	$(91,851)	$256,258

Customer contracts	$156,039	$(78,100)	$77,939	7 to 9 years
Customer relationships	169,105	(33,669)	135,436	15 to 20 years
Developed technology	6,421	(2,204)	4,217	5 to 12 years
Trademarks and tradenames	1,700	(306)	1,394	12 to 20 years
Other	11,358	(2,891)	8,467

Balance at December 31, 2008	$344,623	$(117,170)	$227,453

During the fourth quarter of 2008 the Company recorded intangible impairment charges of $2,253 and $1,567 related to Fluid and Body & Chassis technology, respectively. Based on a discounted cash flow analysis it was determined that these intangible assets exceeded their fair value and impairment charges were recorded.

During the fourth quarter of 2007 the Company recorded intangible impairment charges of $3,441 related to Fluid Developed technology and Tradenames. Based on a discounted cash flow analysis it was determined that these intangible assets exceeded their fair value and an impairment charge was recorded.

Amortization expense totaled $31,025 for 2006, $31,850 for 2007, and $30,996 for 2008. Estimated amortization expense will total approximately $31,000 over each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

8. Debt

Outstanding debt consisted of the following at December 31, 2007 and 2008:

	December 31, 2007	December 31, 2008
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	330,500	323,350
Term Loan A	40,062	25,036
Term Loan B	67,033	66,365
Term Loan C	167,531	165,805
Term Loan D	186,200	184,300
Term Loan E	93,508	88,458
Revolving Credit Facility	—	60,933
Capital leases and other borrowings	55,327	29,848

Total debt	1,140,161	1,144,095
Less: debt payable within one year	(51,999)	(94,136)

Total long-term debt	$1,088,162	$1,049,959

In connection with the 2004 Acquisition, Cooper-Standard Automotive Inc. issued Senior Notes and Senior Subordinated Notes in a private offering and entered into new Senior Credit Facilities. The Senior Notes and Senior Subordinated Notes bear interest at rates of 7.0% and 8.375%, respectively, and mature on December 15, 2012 and 2014, respectively. Interest is payable semi-annually on June 15 and December 15. Cooper-Standard Holdings Inc. has fully and unconditionally guaranteed the Senior Notes and Senior Subordinated Notes. The Senior Notes are guaranteed on a senior unsecured basis and the Senior Subordinated Notes are guaranteed on a senior subordinated basis, by substantially all existing and future wholly-owned domestic subsidiaries. From and after December 15, 2008, the Company has the option to redeem some or all of the Senior Notes at premiums beginning at 103.5% and declining each year to face value for redemptions taking place after December 15, 2010. Prior to December 15, 2009, the Company has the option to redeem some or all of the Senior Subordinated Notes subject to a formula as defined in the applicable agreements. After December 15, 2009, the Company has the option to redeem some or all of the Senior Subordinated Notes at premiums that begin at 104.2% and decline each year to face value for redemptions taking place after December 15, 2012.

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

The Senior Credit Facilities consist of a revolving credit facility and various senior term loan facilities with maturities in 2010 and 2011, including Term Loan B, which is a U.S. dollar-denominated obligation of our Canadian subsidiary. The revolving credit facility provides for borrowings up to $125,000 including the availability of letters of credit, a portion of which is also available in Canadian dollars and bears interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate or (2) the federal funds rate plus 0.5% or (b) LIBOR rate determined by reference to the costs of funds for deposits in the applicable currency for the interest period relevant to such borrowing adjusted for certain additional costs. Interest is generally due quarterly in arrears and is also due upon the expiration of any particular loan. Interest rates under the Senior Credit Facilities averaged 7.5% during 2008. We are also required to pay a commitment fee in respect of the undrawn portion of the revolving commitments at a rate equal to 0.5% per annum and customary letter of credit fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Lehman Commercial Paper, Inc. (LCPI) had a $10,000 commitment to the Company as part of our $125,000 revolving credit facility. LCPI recently filed for bankruptcy protection and the revolver availability was effectively reduced by their position, therefore the revolving credit facility currently provides for borrowings up to $115,000. The Company is seeking to have this commitment replaced by another financial institution.

The Company had $60,933 of outstanding borrowings and $24,003 of standby letters of credit outstanding under the Revolving Credit Facility as of December 31, 2008, leaving $30,064 of undrawn availability, the majority of which was drawn during the first quarter of 2009. If the Company is successful in replacing the LCPI commitment the undrawn availability would increase by $10,000.

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

The Senior Credit Facilities and Senior Notes and Senior Subordinated Notes contain covenants that, among other things, restrict, subject to certain exceptions, the ability to sell assets, incur additional indebtedness, repay other indebtedness (including the Senior Notes and Senior Subordinated Notes), pay certain dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. In addition, the Senior Credit Facilities contain the following financial covenants: a maximum senior secured leverage ratio, and a maximum capital expenditures limitation and require certain prepayments from excess cash flows, as defined and in connection with certain asset sales and the incurrence of debt not permitted under the Senior Credit Facilities for periods commencing December 31, 2008. As of December 31, 2007 and 2008, the Company was in compliance with all of its financial covenants.

As discussed in part 1, Item 1A “Risk Factors”, there are several risks and uncertainties related to the global economy and our industry that could materially impact our liquidity. Among potential outcomes, these risks and uncertainties could result in decreased operating results, limited access to credit and failure to comply with debt covenants.

During the second half of 2008, vehicle production volumes decreased significantly resulting in a decline in sales, operating income and EBITDA. This decline in operating results reduced cushion that existed within our restrictive financial covenants and increased the risk of a future debt covenant violation. As previously noted the future compliance of debt covenants will be dependent upon, amongst other matters, future vehicle production and our ability to implement the costs savings initiatives announced during the second half of 2008 and the first quarter of 2009.

Our current revenue forecast for 2009 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 9,275 units and 16,700 units, respectively. Changes to the total level of light vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with debt covenants. We have taken significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. Based on our current 2009 operating forecast and the impact of our cost reductions on our 2009 forecasted debt covenant calculation, we expect to comply with all debt covenants during 2009. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand based primarily on a further decline in North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

American light vehicle production (to approximately 8 million units). In addition to the potential impact of light vehicle production changes on our sales, achieving our EBITDA forecast and 2009 debt covenant thresholds are dependent upon a number of other external and internal factors such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, and our ability to implement and achieve the savings expected by the change in operating structure.

We have also considered the potential consequences of a bankruptcy filing of one of our major North American customers and believe that a bankruptcy filing would not materially impact our 2009 forecast and our ability to meet 2009 debt covenants. In the event of a bankruptcy filing, we believe it is likely that most of our programs would be continued and any reduction in program volume of a bankrupt customer would be replaced with volume from other existing customers. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivables. We believe that a loss or expenses incurred as a result of a customer bankruptcy would be treated as an adjustment for our 2009 debt covenants and do not believe the trade receivable exposure would have a significant impact on our 2009 liquidity.

While we are confident of our ability to achieve the plan, there can be no assurance we will be successful. There are a number of factors that could potentially arise that could result in a violation of our debt covenants. Non-compliance with covenants would provide our lenders the ability to demand immediate repayment of all outstanding borrowings under the Term Facility and the Revolving Facility. We would not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, cure a potential violation with the support of our shareholders, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt requirements, however, we believe we would be able to cure the violation utilizing the equity cure right provision of our primary credit facility, obtain a waiver or amend the covenants. Executing the equity cure right provision is contingent upon our shareholders. Obtaining waivers or amendments would likely result in a significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in previous years and are confident that we would be able to do so in 2009, if necessary.

Based on our current forecast and our assessment of reasonably possible scenarios, including the more pessimistic scenarios related to production volumes described above, we do not believe that there is substantial doubt about our ability to continue as a going concern in 2009.

The Company along with its joint venture partner, Nishikawa Rubber Company, has provided a guarantee of a portion of the bank loans of its NISCO joint venture. On July 1, 2003, the joint venture entered into an additional bank loan with the joint venture partners each guaranteeing an equal portion of the amount borrowed. Proceeds from the loan were used primarily to make distributions to the joint venture partners. As of December 31, 2007 and 2008, the Company has no liability related to the guarantee of this debt. The Company’s maximum exposure under the two guarantee arrangements at both December 31, 2007 and 2008 was approximately $500 and $0, respectively.

The Company uses a global cash management vehicle to pool excess cash from domestic and foreign subsidiaries and present on a net basis as cash on the balance sheets of such subsidiaries. At December 31, 2007 and 2008, the Company’s net cash balances under this arrangement were $235 and $1,813, respectively. Other borrowings at December 31, 2007 and 2008 reflect borrowings under capital leases and local bank lines, including $35,513 and $11,809 of short-term notes payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

On July 26, 2007, the Company entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment permitted the MAPS acquisition and allowed the Company to borrow up to €65,000 through an incremental term loan under the Credit Agreement (as amended) to provide a portion of the funding necessary for the MAPS acquisition and to pay related fees and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The Second Amendment also expanded the dual currency borrowing sub limit under the Revolving Credit Agreement to $35,000 and added Cooper-Standard International Holdings BV as a permitted borrower under this sub limit. The Second Amendment includes other changes which increase the Company’s financial and operating flexibility, including amended financial covenants, expanded debt and investment baskets, and the ability to include the results of our non-consolidated joint ventures in the covenant calculations, among other things.

To finance part of the MAPS acquisition the Company borrowed €44,000 under the Second Amendment. This borrowing was combined with the Euro tranche of the Term Loan D to create Term Loan E and as of December 31, 2008 had an outstanding balance of €63,443. The Company also borrowed $10,000 under the Primary Revolving Credit Agreement, which was repaid in its entirety by September 30, 2007. In addition the Company borrowed €15,000 under the dual-currency sub limit of the revolver, all of which was repaid in its entirety by December 31, 2007.

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

The maturities of debt at December 31, 2008 are as follows and include the estimated amortization of the term loans:

2009	$94,136
2010	32,073
2011	494,536
2012	200,000
2013	—
Thereafter	323,350

$1,144,095

Interest paid on third party debt was $89,694, $91,764 and $95,419 for 2006, 2007, and 2008, respectively.

On December 18, 2008, the Company entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides that the Company and/or its Canadian subsidiary may voluntarily prepay up to a maximum of $150,000 of one or more tranches of its term loan debt under the Credit Agreement held by participating lenders at a discount price to par to be determined pursuant to certain auction procedures. The prepayments may be financed with cash of the Company and its Subsidiaries if they meet, on a consolidated basis, certain conditions set forth in the Third Amendment including a $125,000 minimum liquidity requirement (which amount includes cash and cash equivalents and any amounts available to be drawn under the Credit Agreement’s revolving credit facility). Such prepayments may not be made from the proceeds of loans drawn under the Credit Agreement’s revolving credit facility. The prepayments may also be financed with the proceeds of certain equity contributions from holders of equity of the Company. Under the terms of the Third Amendment, any such prepayments will reduce the amount of term loans outstanding and payable in indirect order of maturity.

9. Pensions

The Company maintains defined benefit pension plans covering substantially all employees located in the United States. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. Independent actuaries are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

engaged by the Company to assist in the determination of pension costs for each subsidiary of the Company. The Company also sponsors defined benefit pension plans for employees in some of its international locations.

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. Matching contributions under these plans totaled $2,151 in 2006, $3,872 in 2007, and $2,549 in 2008.

The following tables disclose information related to the Company’s defined benefit pension plans.

	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$256,945	$100,586	$255,959	$142,742
Measurement change service and interest cost	—	—	6,393	1,046
Service cost - employer	12,029	5,500	10,131	3,439
Participant contributions	—	39	—	35
Interest cost	14,390	5,778	15,516	7,634
Actuarial (gain) loss	(8,651)	(11,910)	3,965	(18,968)
Amendments	—	—	66	—
Benefits paid	(19,412)	(6,679)	(19,767)	(9,384)
Foreign currency exchange rate effect	—	13,489	—	(14,144)
Curtailment/Settlements	—	(5,209)	(20,472)	(305)
Acquisitions of MAPS & El Jarudo	—	41,313	—	410
Other	658	(165)	—	979

Projected benefit obligations at end of period	$255,959	$142,742	$251,791	$113,484

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$202,407	$48,760	$225,006	$62,318
Actual return on plans’ assets	25,894	4,669	(59,701)	(10,552)
Employer contributions	16,117	7,997	17,107	9,340
Participant contributions	—	39	—	35
Benefits paid	(19,412)	(6,679)	(19,767)	(9,384)
Foreign currency exchange rate effect	—	7,377	—	(11,208)
Other	—	155	—	573

Fair value of plans’ assets at end of period	$225,006	$62,318	$162,645	$41,122

Funded status of the plans	$(30,954)	$(80,424)	$(89,146)	$(72,362)

Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(260)	$(5,436)	$(210)	$(4,897)
Pension benefits (long term)	(30,694)	(78,407)	(88,936)	(72,689)
Other assets	—	3,419	—	5,224

Net amount recognized at December 31	$(30,954)	$(80,424)	$(89,146)	$(72,362)

Included in cumulative other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $2,116 ($1,969 net of taxes), unrecognized actuarial losses of $65,489 ($63,366 net of tax) and net transition obligation of $240 ($173 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2009 are $317, $3,621 and $15, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $232,773 and $137,127 at December 31, 2007 and $249,478 and $108,251 at December 31, 2008, respectively. As of December 31, 2007, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $46,882 by $3,419. As of December 31, 2008, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $27,588 by $5,224.

During 2007, the Company froze the defined benefits for two international plans which resulted in a curtailment gain that reduced the projected benefit obligation and net periodic benefit cost for 2007.

During 2008, the Company froze the defined benefits for the US Salaried Plan which resulted in a curtailment gain that reduced the projected benefit obligation for 2008.

Weighted average assumptions used to determine benefit obligations at December 31:

	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.20% to 8.00%	5.85% to 6.35%	5.00% to 8.00%
Rate of compensation increase	3.25%	2.50% to 5.00%	3.25%	2.90% to 5.00%

The following table provides the components of net pension expense for the plans:

	2006		2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11,922	$4,930	$12,030	$5,500	$10,131	$3,439
Interest cost	13,469	4,383	14,390	5,778	15,516	7,634
Expected return on plan assets	(15,951)	(3,540)	(16,940)	(3,712)	(18,151)	(4,144)
Amortization of prior service cost and recognized actuarial loss	282	221	240	503	191	453
Curtailment gain	—	—	—	(5,231)	—	—
Other	60	136	—	—	140	(56)

Net periodic benefit cost	$9,782	$6,130	$9,720	$2,838	$7,827	$7,326

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	2006		2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.75%	3.90% to 6.50%	5.75%	4.25% to 6.50%	6.25%	5.20% to 8.00%
Expected return on plan assets	8.50% to 8.80%	7.50% to 8.00%	8.50%	7.50% to 8.00%	8.00%	7.00% to 7.75%
Rate of compensation increase	3.25%	2.50% to 7.50%	3.25%	2.50% to 5.00%	3.25%	2.62% to 5.00%

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The weighted average asset allocations for the Company’s pension plans at December 31, 2007 and 2008 by asset category are approximately as follows:

	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	59%	67%	37%	45%
Debt securities	33%	32%	28%	54%
Real Estate	8%	0%	5%	0%
Balanced funds(1)	0%	0%	29%	0%
Cash and cash equivalents	0%	1%	1%	1%

	100%	100%	100%	100%

(1)	Invested primarily in equity, fixed income and cash instruments.

Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance is also considered in the annual selection of the expected rates of return on pension assets.

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2009	15,313	8,046	23,359
2010	14,025	6,759	20,784
2011	14,743	6,636	21,379
2012	16,112	6,718	22,830
2013	15,969	6,899	22,868
2014-2018	90,712	38,647	129,359

The Company estimates it will make cash contributions of approximately $16,000 to its pension plans in 2009.

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

The following tables disclose information related to the Company’s postretirement benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

	2007		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$92,105	$11,666	$66,787	$14,084
Measurement change service and interest cost	—	—	1,293	354
Service cost	1,855	654	1,471	654
Interest cost	4,206	695	3,751	760
Actuarial loss (gain)	(19,897)	(628)	(5,516)	(3,463)
Benefits paid	(1,133)	(286)	(2,610)	(475)
Administrative expenses paid	(220)	—	—	—
Curtailment gain	(1,243)	—	—	—
Plan change	(8,886)		(6,271)
Foreign currency exchange rate effect	—	1,983	—	(2,345)

Benefit obligation at end of year	$66,787	$14,084	$58,905	$9,569

Funded status of the plans	$(66,787)	$(14,084)	$(58,905)	$(9,569)
Contributions between October 1 and December 31	505	106	—	—

Net amount recognized at December 31	$(66,282)	$(13,978)	$(58,905)	$(9,569)

Included in cumulative other comprehensive loss at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $13,438 ($12,833 net of tax) and unrecognized actuarial gains of $25,867 ($23,954 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2009 are ($1,873) and ($1,408), respectively.

During 2007 plan changes were made to two of the plans. These changes resulted in a decrease of $8,886 in the projected benefit obligation at December 31, 2007. During 2008 plan changes were made to four of the plans. These changes resulted in a decrease of $6,271 in projected benefit obligation at December 31, 2008.

During 2007 the Company experienced an actuarial gain of $19,897, which primarily was the result of changes in participant census data and a change in the discount rate.

The following table provides the components of net periodic expense for the plans:

	2006	2007	2008
Service cost	$3,438	$2,509	$2,125
Interest cost	5,538	4,901	4,511
Amortization of prior service cost and recognized actuarial loss	(88)	(908)	(2,895)

Net periodic benefit cost	$8,888	$6,502	$3,741

The weighted average assumed discount rate used to determine domestic benefit obligations was 6.25% and 6.10% at December 31, 2007 and 2008, respectively. The weighted-average assumed discount rate used to determine domestic net periodic expense was 5.75%, 5.75%, and 6.25% for 2006, 2007, and 2008, respectively.

At December 31, 2008, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 9.3% for 2009 for the U.S. and 10% for Non-U.S. with both grading down over time to 5.0% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$442	$(70)
Effect on projected benefit obligations	2,502	(2,052)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2009	$3,119	$349	$3,468
2010	3,278	380	3,658
2011	3,458	414	3,872
2012	3,584	452	4,036
2013	3,708	488	4,196
2014-2018	20,897	3,091	23,988

Other post retirement benefits recorded in our consolidated balance sheets include $14.5 million and $11.7 million as of December 31, 2007 and 2008, respectively, for termination indemnity plans for two of our European locations. The December 31, 2007 amount was previously recorded in other long-term liabilities.

11. Income Taxes

Components of the Company’s income (loss) before income taxes are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Domestic	$(78,987)	$(182,579)	$(124,515)
Foreign	63,323	64,532	32,359

	$(15,664)	$(118,047)	$(92,156)

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Current
Federal	$—	$5,047	$2,293
State	—	212	701
Foreign	25,269	28,983	12,256

Deferred
Federal	(25,359)	—	—
State	(3,013)	(954)	—
Foreign	(4,141)	(342)	14,045

	$(7,244)	$32,946	$29,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Tax at U.S. statutory rate	$(5,482)	$(41,316)	$(32,255)
State and local taxes	(3,013)	(4,732)	(1,359)
Tax credits	(7,571)	(9,675)	(6,995)
Goodwill Impairment	—	50,024	8,099
Worthless security deduction	—	(23,947)	—
Liquidation of foreign subsidiary	—	—	17,703
Effect of tax rate changes	—	4,891	(1,304)
Foreign withholding taxes	—	5,176	2,529
Effect of foreign tax rates	(3,056)	(4,130)	(6,828)
Valuation allowance	10,290	51,788	45,154
Other, net	1,588	4,867	4,551

Income tax provision	$(7,244)	$32,946	$29,295

Effective income tax rate	46.2%	(27.9)%	(31.8)%

Payment for income taxes net of refunds in 2006, 2007, and 2008 was $34,164, $20,622 and $25,797 respectively.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2007	2008
Deferred tax assets:
Postretirement and other benefits	$55,501	$73,339
Capitalized Expenditures	14,521	12,765
Net operating loss and tax credit carryforwards	161,559	179,923
All other items	31,340	38,741

Total deferred tax assets	262,921	304,768

Deferred tax liabilities:
Property, plant and equipment	(23,311)	(39,071)
Intangibles	(92,250)	(77,098)
All other items	(5,067)	(2,497)

Total deferred tax liabilities	(120,628)	(118,666)

Valuation allowances	(128,816)	(175,215)

Net deferred tax assets	$13,477	$10,887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The net deferred taxes in the consolidated balance sheet are as follows:

	2007	2008
Current Assets	$5,150	$9,078
Non-Current Assets	41,505	32,508
Current Liabilities	(4,847)	(2,434)
Non-Current Liabilities	(28,331)	(28,265)

	$13,477	$10,887

At December 31, 2008, the Company’s U.S. operations have operating loss carryforwards of $114,000 with expiration dates beginning in 2027. The Company’s foreign subsidiaries, primarily in the France, Brazil, Germany, UK and Australia, have operating loss carryforwards aggregating $105,500 with indefinite expiration periods while Spain has an operating loss carryforward of $13,100 with expiration dates beginning in 2010. Other foreign subsidiaries in China, India, Mexico, Netherlands, Poland, and Korea have operating losses aggregating $32,300, with expiration dates beginning in 2013. The Company’s Polish subsidiaries have special economic zone credits totaling $27,200. The U.S. foreign tax credit and research tax credit carryforwards are $30,400 and $18,200 respectively, with expiration dates beginning in 2011 and 2023. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $19,400 with expiration dates beginning in 2009.

During 2008, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2008, our U.S. valuation allowance increased by $66.9 million, primarily related to operating losses incurred in the United States during 2008 and adjustments to the minimum pension liability recorded through Other Comprehensive Income. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

Effective January 1, 2009, with the adoption of SFAS No. 141 (R) the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense. As of December 31, 2008 the Company has valuation allowances totaling $175,200 recorded against its deferred tax assets.

Deferred income taxes have not been provided on approximately $464,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the 2004 Acquisition.

During March 2008 the Company became aware of a potentially favorable settlement of the pending bi-lateral Advance Pricing Agreement (APA) negotiations between the United States (US) and Canada relating to the periods 2000 – 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009 the US and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. Final bi-lateral Advance Pricing Agreements with the Company should be completed and signed during the 2Q of 2009. The settlement of the bi-lateral APA will result in income tax refunds to Cooper-Standard Automotive Canada for the years 2000 – 2007 of up to $80 million Canadian dollars. Under the terms of the Sale and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Purchase Agreement with Cooper Tire and Rubber Company (CTR) dated December 23, 2004, CTR is entitled to tax refunds arising in the years 2000 – 2004. As such, it is expected that CSA will remit to CTR tax refunds received from the Canadian government related to those tax years. Refunds received from the Canadian government will be based on the preparation of amended tax returns for the years 2000 – 2007. The agreement should also result in a corresponding increase to the US taxable income of CSA for the years 2005 – 2007, but is not expected to result in any significant cash payment as the increased U.S. tax liability which will be largely offset by existing tax credit carryforwards.

At December 31, 2008, the Company has $4,728 ($5,159 including interest and penalties) of total unrecognized tax benefits. Of this total, $1,922 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would effect the effective tax rate due to the impact of valuation allowances and the impact of Cooper Tire indemnifying substantially all income tax liabilities resulting from periods prior to the 2004 Acquisition.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows

(in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2008
Balance as of January 1	$4,021	$3,930
Tax Positions related to the current period
Gross Additions	568	411
Gross Reductions	—	—
Tax Positions related to prior years
Gross Additions	167	1,127
Gross Reductions	—	(244)
Settlements	(362)	(32)
Lapses on Statutes of Limitations	(464)	(464)

Balance as of December 31	$3,930	$4,728

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all income tax liabilities related to periods prior to the 2004 Acquisition. Subsequently, in the United States, all Internal Revenue Service examinations prior to the 2004 Acquisition are the responsibility of Cooper Tire; therefore the Company is not subject to U.S. federal, state, or local tax examinations for years ending December 23, 2004 and prior. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2005 and 2006 in the second quarter of 2008 that is anticipated to be completed by late 2009. As of December 31, 2008, no adjustments have been proposed. The Company’s foreign subsidiaries are legally required to comply with the statute of limitations in each jurisdiction; however the Company is indemnified against substantially all income tax liabilities that may result from periods prior to the 2004 Acquisition. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Mexico, and U.K. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2000.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. At December 31, 2008, the Company has recorded $431 in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

12. Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $19,835, $22,303, and $23,331 for 2006, 2007, and 2008.

Future minimum payments for all non-cancelable operating leases are as follows:

2009	$17,983
2010	12,251
2011	10,354
2012	8,658
2013	7,188
Thereafter	26,881

13. Accumulated Other Comprehensive Income (Loss)

Cumulative other comprehensive income in the accompanying balance sheets consists of:

	2006	2007	2008
Cumulative currency translation adjustment	$14,259	$57,505	$(1,424)

Benefit plan liability	(11,617)	23,977	(28,540)
Tax effect	3,870	916	(181)

Net	(7,747)	24,893	(28,721)

Fair value change of derivatives	(8,781)	(16,748)	(32,685)
Tax effect	3,319	3,338	3,294

Net	(5,462)	(13,410)	(29,391)

	$1,050	$68,988	$(59,536)

14. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $27,438 and $12,593 at December 31, 2007 and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

15. Other Income (Expense), net

The components of Other Income (Expense) for the years 2006, 2007, and 2008 are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2008
Foreign currency gains (losses)	$3,771	$(454)	$(845)
Minority interest	(858)	(587)	1,069
Net gains on repurchase of debt	4,071	—	1,696
Loss on sale of receivables	—	—	(2,219)
Gains (losses) on fixed asset disposals	1	(14)	—

Other income (expense), net	$6,985	$(1,055)	$(299)

16. Related Party Transactions

Sales to NISCO, a 50 percent owned joint venture, totaled $32,140, $30,941, and $26,658, in 2006, 2007, and 2008, respectively. In 2006, the Company received from NISCO a dividend of $10,000, consisting of $2,254 related to earnings during the Successor period and a $7,746 return of capital. In 2008, the Company received from NISCO a dividend of $5,000 all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $4,181, $5,041 and $1,313 in 2006, 2007 and 2008, respectively.

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

17. Capital Stock and Stock Options

In 2004, the Company was formed and was capitalized in conjunction with the 2004 Acquisition via the sale of 3,180,000 shares of common stock for $318,000 to affiliates of The Cypress Group L.L.C. and GS Capital Partners 2000, L.P., whom we refer to as our “Sponsors”. Pursuant to subscription agreements entered into as of August 27, 2007, the Company issued a total of 250,000 additional shares of common stock to its Sponsors for $30,000 which was invested by the Sponsors in connection with the financing of the Company’s August 2007 acquisition of certain Metzeler Automotive Profile Systems sealing operations. Following the 2004 Acquisition and through December 31, 2007, five members of the Board of Directors and certain members of senior management purchased $4,910 of common stock. The Company repurchased $300 of common stock during 2005 from one such member of senior management whose employment with the Company terminated in 2005 and another $450 of common stock during 2007 from another such member of senior management whose employment with the Company terminated in 2006 and another $540 of common stock during 2008 from another such member of senior management whose employment with the Company terminated in 2007.

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees and directors. As of December 31, 2007 and 2008, the Company had 423,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain employees and directors to purchase 212,615 and 192,615 shares of common stock, respectively, at a price of $100 per share, which was determined by the Company to be fair market value. In addition, there are also outstanding options granted to certain employees and directors to purchase 27,000 shares of common stock at a price of $120 per share. These options have a ten-year life. Of the options outstanding as of December 31, 2007 and 2008, options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

covering 183,128 and 165,239 shares of common stock, respectively, were granted upon the closing of the 2004 Acquisition or in the first year thereafter. During 2008, options covering 9,549 of these shares were cancelled and 8,340 were forfeited. These options were issued prior to the effective date of SFAS No. 123(R) and therefore are accounted for in accordance with APB No. 25 and no stock compensation is required to be recognized. Of the 165,239 options outstanding at December 31, 2008, 110,537 options are vested with a weighted average remaining contractual term of 6 years. A summary of option transactions for the years ended 2006, 2007 and 2008 for options that were granted after the effective date of SFAS No. 123 (R) is shown below:

	2006		2007		2008
	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price
Outstanding at Beginning of Year	—	$—	4,025	$100.00	29,487	$100.00
Granted	4,025	$100.00	25,462	$100.00	27,000	$120.00
Cancelled	—	$—	—	$—	(655)	$100.00
Forfeited	—	$—	—	$—	(1,456)	$100.00

Outstanding at End of Year	4,025	$100.00	29,487	$100.00	54,376	$109.93

Exercisable at End of Year	—	$—	4,264	$100.00	24,566	$108.01

Weighted Average Fair Value of Options Granted	$46.22		$46.02		$42.39

Weighted Average Remaining Contractual Life (years):
Outstanding at End of Year	10		9.2		8.7
Exercisable at End of Year	—		9.2		8.6

Stock compensation expense totaling $561 and $635 has been recognized in 2007 and 2008, respectively for these options.

One-half of the options granted to employees in the initial one-year period following the 2004 Acquisition vest on a time basis, 20% per year over five years; the remaining one-half vest on a performance basis at a rate of between 0% and 20% per year, depending on the extent to which established performance targets are attained, with 85% attainment of performance targets being the threshold for any vesting. Performance-based options granted during this period are subject to certain acceleration provisions and, regardless of the achievement of performance targets in any year, may vest in full in the event of a transaction in which the Company’s Sponsors realize an internal rate of return of at least 20% on their investment in the Company, or may vest in full 8 years following the date of grant if the Compensation Committee determines that certain accounting treatment would be required in the absence of such vesting. The same principles apply in the case of options granted after this initial period but before 2008, except that only the last three years of the five-year period applicable to options granted in the initial period are taken into account, and vesting occurs in increments of 33% rather than 20%. With respect to options granted in 2008, two-thirds of the options vest on a time basis at a rate of 50% per year over two years and the remaining one-third were eligible for vesting based on the performance of the Company in 2008. Options granted to employees covering 105,149 and 131,403 shares were vested as of December 31, 2007 and 2008, respectively. All of the options granted to directors vest on a time basis, 20% per year over five years in the case of options granted before 2008, and 50% per year over two years in the case of options granted in 2008. Options granted to directors covering an aggregate of 1,000 and 3,700 shares were vested as of December 31, 2007 and 2008, respectively.

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

	2007	2008
Expected volatility	40.00%	34.00%

Dividend yield	0.00%	0.00%

Expected option life	6.0 years	5.5 years

Risk-free rate	4.50%	2.40% - 2.65%

The Company also maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature referred to as the “Management Stock Purchase Plan” was established which provides participants the opportunity to “purchase” Company stock units with income deferred under the deferred compensation plan at a price based on the fair value of Company common stock determined on a semi-annual basis by the Compensation Committee of the Company’s Board of Directors. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to plan provisions which allow for an annual cap on the aggregate number of matching stock units, which the Compensation Committee may apply in its discretion. On December 31, 2008, approximately 40,597 Company stock units at $120 per unit were outstanding under this plan, subject to certain adjustments based on net actual incentive payments. Approximately 20,242 of these stock units are matching stock units that generally vest ratably over a three year period. No units were vested as of December 31, 2007. As of December 31, 2008, 6,479 units were vested. In accordance with SFAS No. 123(R), for units granted to retirement eligible employees, compensation expense must be recognized immediately, since employees meeting eligibility for retirement would be immediately vested in this plan upon leaving employment. Compensation expense related to Company stock units equaled $988 and $629 in 2007 and 2008, respectively.

18. Business Segments

Throughout 2008, the Company operated in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

During 2007, the Company revised its segment disclosures from two reportable segments to the three reportable segments described above and has revised the prior period amounts to conform to the current period presentation. On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis and Fluid Systems operating divisions and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s reporting segments, as well as its operating structure, has changed, and the Company intends to revise its segment disclosures beginning with the second quarter of 2009 from the three segments described above to two reportable segments, North America and International (comprising all of the Company’s operations outside of North America).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in SFAS 131, the Company has determined that it operates in three segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

	For the Year Ended
	2006	2007	2008
Sales to external customers
Body & Chassis	$1,100,390	$1,317,621	$1,523,314
Fluid	971,122	1,096,944	979,601
Asia Pacific	92,750	96,588	91,662

Consolidated	$2,164,262	$2,511,153	$2,594,577

Intersegment sales
Body & Chassis	$20,162	$21,867	$13,389
Fluid	3,149	4,142	2,702
Asia Pacific	1,396	7,768	9,117
Eliminations and other	(24,707)	(33,777)	(25,208)

Consolidated	$—	$—	$—

Segment profit
Body & Chassis	$(26,108)	$33,993	$(16,919)
Fluid	19,173	(137,913)	(49,556)
Asia Pacific	(8,729)	(14,127)	(25,681)

Income before income taxes	$(15,664)	$(118,047)	$(92,156)

Depreciation and amortization expense
Body & Chassis	$68,562	$62,176	$74,100
Fluid	60,611	64,500	57,033
Asia Pacific	4,741	5,729	5,201
Eliminations and other	4,519	3,644	3,771

Consolidated	$138,433	$136,049	$140,105

Capital expenditures
Body & Chassis	$36,506	$55,614	$54,691
Fluid	32,403	39,222	19,358
Asia Pacific	11,102	9,165	8,299
Eliminations and other	2,863	3,254	9,777

Consolidated	$82,874	$107,255	$92,125

Segment assets
Body & Chassis		$1,153,013	$978,953
Fluid		811,715	668,272
Asia Pacific		89,568	83,253
Eliminations and other		107,959	87,773

Consolidated		$2,162,255	$1,818,251

Net interest expense included in segment profit for Body & Chassis totaled $43,503, $43,831 and $58,187 for the years ended December 31, 2006, 2007 and 2008, respectively, Fluid totaled $40,447, $41,971 and $28,662 for the years ended December 31, 2006, 2007 and 2008, respectively, Asia Pacific totaled $3,197, $3,775 and $6,045 for the years ended December 31, 2006, 2007 and 2008, respectively.

Restructuring costs included in segment profit for Body & Chassis totaled $19,454, $17,553 and $12,502 for the years ended December 31, 2006, 2007 and 2008, respectively, Fluid totaled $4,450, $8,771 and $19,321 for the years ended December 31, 2006, 2007 and 2008, respectively, Asia Pacific totaled $1, $62, and $6,031 for the years ended December 31, 2006, 2007 and 2008, respectively, Eliminations and other totaled $0, $0, and $446 for the years ended December 31, 2006, 2007 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	2006	2007	2008
Revenues
United States	$806,630	$857,051	$668,500
Canada	392,329	380,793	304,652
Mexico	258,117	288,614	271,271
Germany	210,796	324,305	440,393
Other	496,390	660,390	909,761

Consolidated	$2,164,262	$2,511,153	$2,594,577

Tangible long-lived assets
United States		$178,797	$167,287
Canada		80,056	50,773
Mexico		60,330	55,295
Germany		125,766	108,608
Other		277,424	242,024

Consolidated		$722,373	$623,987

Net sales to customers of the Company which contributed ten percent or more of its total consolidated net sales and the related percentage of consolidated Company sales for 2006, 2007, and 2008 are as follows:

	2006 Percentage of Combined Net Sales	2007 Percentage of Combined Net Sales	2008 Percentage of Combined Net Sales
Customer
Ford	29%	27%	25%
General Motors	25%	20%	16%
DaimlerChrysler	10%	—	—

19. Fair Value of Financial Instruments

Fair values of the Senior and Senior Subordinated Notes approximated $443,400 and $146,900 at December 31, 2007 and 2008, based on quoted market prices, compared to the recorded values totaling $530,500 and $523,500, respectively. Fair values of the Term Loans approximated $247,600 at December 31, 2008, based on quoted market prices, compared to the recorded values totaling $530,000.

The Company uses derivative financial instruments, including forwards and swap contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. For a fair value hedge both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. Historically, the ineffective portion has been nominal. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current and long-term assets and other current and long-term liabilities.

For a net investment hedge the fair value of the derivative is recorded in cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss) in the consolidated balance sheet. During 2008, gains of $2,791 were recorded in accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Interest Rate Swaps – The Company has entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges.

As of December 31, 2008, interest rate swap contracts representing $309,105 of notional amount were outstanding with maturity dates of December, 2010 through September, 2013. The above amount includes $161,649 of notional amount pertaining to the swap of USD denominated debt fixed at 5.764% and $59,850 of notional fixed at 3.19%, $14,677 pertaining to the Canadian dollar denominated debt fixed at 4.91% and $11,601 of notional amount pertaining to EURO denominated debt fixed at 4.14%. The above notional amount also includes $61,329 of a USD denominated swap with a counterparty that no longer qualifies for cash flow hedge accounting due to the counterparty filing for bankruptcy protection. These contracts modify the variable rate characteristics of the Company’s variable rate debt instruments, which are generally set at three-month USD LIBOR rates, Canadian Dollar Bankers Acceptance Rates or six-month Euribor rates. The remaining $61,329 of notional amount is a pay float, receive 3.67% fixed swap to offset the effects of the swap that no longer qualifies for cash flow hedge accounting.

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

On September 30, 2008 the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap. The off-setting swap covers an identical notional amount of $61,329, uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities”, and as a result will be marked to market. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

On November 12, 2008, the Company executed a new interest rate swap. This swap is designed to modify the variable rate characteristics of the debt instruments and is designated as a cash flow hedge for accounting purposes. This new swap with a pay fixed at 3.19% was put in place to cover the lost interest-rate-fluctuation shield caused by the de-designation discussed above.

On December 24, 2008, the Company unwound one of the interest rate swaps which resulted in cash settlements on January 2, 2009 of $9,850 including accrued interest of $383 to the counterparty that required, per the ISDA that covered the swap contract, to terminate the swap upon the Company’s credit rating falling below B3.

Upon termination the swap was de-designated as a cash flow hedge for accounting purposes. The de-designation of this hedge relationship resulted in the following actions:

•	As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(9,467) million that were recorded in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

comprehensive income (loss) pertaining to this will be amortized to interest expense over the remaining life of the anticipated hedge relationship which was to have terminated in December 2011.

As of December 31, 2008, the $(21,023) fair market value of the swaps was recorded in accrued liabilities $(15,436), and other long-term liabilities $(5,587). An amount $(20,301), net of taxes, was recorded as net losses in the accumulated other comprehensive income (loss). This amount includes $(13,252) for the de-designated/terminated swaps as the balance remaining on the OCI pertaining to these swaps is to be amortized over the remaining life of the underlying debt until December 2011. The fair market value of all outstanding interest rate swap contracts is subject to change in value due to change in interest rates. During 2008 losses of $5,496 were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $10,568 of net losses to be reclassified in 2009.

Forward foreign exchange contracts – The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, a portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Gains of $12,855 related to these contracts were recorded in other income (expense) during the year ended December 31, 2008. As of December 31, 2008 the fair market value of these contracts was approximately $7,968.

The Company also uses forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. These contracts are designated as cash flow hedges. As of December 31, 2008, forward foreign exchange contracts representing $45,650 of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $(7,023). A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $2,833 in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $3,598 in the fair market value of these contracts.

The Company also uses forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of December 31, 2008, forward foreign exchange contracts representing $26,800 of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $3,390. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $2,625 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $2,625 million in the fair market value of these contracts.

The Company also uses forward foreign exchange to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of December 31, 2008, forward foreign exchange contracts representing $14,688 of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $295. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $1,605 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $1,313 million in the fair market value of these contracts.

The Company also uses forward foreign exchange to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of December 31, 2008, forward foreign exchange contracts representing $14,820 of notional amount were outstanding with maturities of less than twelve months. The fair market value of these contracts was approximately $(1,027). A 10% strengthening of the Euro relative to the CZK would result in a decrease of $1,235 million in the fair market value of these contracts. A 10% weakening of the Euro relative to the CZK would result in an increase of $1,509 million in the fair market value of these contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

During 2008 gains of $2,185 related to the forward foreign exchange contracts were reclassified from accumulated other comprehensive income (loss) into earnings. The amount to be reclassified in 2009 is expected to be approximately $(4,365).

Commodity price hedges – The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which are accounted for as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of December 31, 2008, commodity contracts for carbon black and natural gas representing $11,728 of notional amount were outstanding with a fair market value of approximately $(4,950). A 10% change in the underlying commodity prices would result in a $489 change in the fair market values of these contracts. During 2008 losses of $1,448 were reclassified from accumulated other comprehensive income (loss) into earnings. The Company expects approximately $4,950 of losses to be reclassified in 2009.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are based on one or more of the following three techniques noted in SFAS No. 157:

Market: This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income: This approach uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.

Cost: This approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).

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

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of December 31, 2008 were as follows:

	Liability	Level 1	Level 2	Level 3
Derivative financial instruments	$22,370	$—	$—	$22,370

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the year ended December 31, 2008, is shown below:

Balance as of January 1, 2008	$—
Transfers into Level 3	22,370

Balance as of December 31, 2008	$22,370

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Fair value measurements for non-financial assets such as goodwill, intangibles, property, plant and equipment and equity investment impairment assessments are not reflected in the disclosures above due to FASB Staff Position 157-2, which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities.

20. Selected Quarterly Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Sales	$576,261	$623,998	$602,570	$708,324
Gross profit	93,477	106,808	83,459	113,370
Net income (loss)	4,674	9,686	(12,790)	(152,563)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Sales	$756,021	$765,639	$599,656	$473,261
Gross profit	119,119	117,989	62,484	34,922
Net income (loss)	15,672	11,587	(32,595)	(116,115)

21. Sale Leaseback Transaction

During the year ended December 31, 2007, the Company sold a manufacturing facility to an independent third party. Gross proceeds from this sale were $4,806. Concurrent with this sale, the Company entered into an agreement to lease the facility back from the purchaser over a lease term of 10 years. This lease is accounted for as an operating lease. A gain of $723 was deferred and is being amortized over the lease term.

During the year ended December 31, 2008, the Company sold a manufacturing facility to an independent third party and simultaneously agreed to lease the facility from that party for a period of 15 years. Gross proceeds from this sale were $8,556. The transaction is structured as an operating lease.

22. Guarantor and Non-Guarantor Subsidiaries

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$471.3	$586.0	$1,209.7	$(102.7)	$2,164.3
Cost of products sold	—	427.5	487.6	1,019.7	(102.7)	1,832.1
Selling, administration, & engineering expenses	—	106.2	44.3	49.3	—	199.8
Amortization of intangibles	—	21.6	2.5	6.9	—	31.0
Impairment charges	—	13.2	—	—	—	13.2
Restructuring	—	7.0	0.8	16.1	—	23.9

Operating profit (loss)	—	(104.2)	50.8	117.7	—	64.3
Interest expense, net of interest income	—	(74.3)	—	(12.9)	—	(87.2)
Equity earnings	—	(0.1)	0.3	—	—	0.2
Other income (expense)	—	47.2	1.8	(42.0)	—	7.0

Income (loss) before income taxes	—	(131.4)	52.9	62.8	—	(15.7)
Provision for income tax expense (benefit)	—	(50.3)	20.2	22.8	—	(7.3)

Income (loss) before equity in income (loss) of subsidiaries	—	(81.1)	32.7	40.0	—	(8.4)
Equity in net income (loss) of subsidiaries	(8.4)	72.7	—	—	(64.3)	—

NET INCOME (LOSS)	$(8.4)	$(8.4)	$32.7	$40.0	$(64.3)	$(8.4)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$456.8	$713.9	$1,464.3	$(123.8)	$2,511.2
Cost of products sold	—	411.9	571.8	1,254.2	(123.8)	2,114.1
Selling, administration, & engineering expenses	—	103.0	51.8	67.3	—	222.1
Amortization of intangibles	—	21.5	2.8	7.6	—	31.9
Impairment charges	—	143.0	3.4	—	—	146.4
Restructuring	—	6.3	1.1	19.0	—	26.4

Operating profit (loss)	—	(228.9)	83.0	116.2	—	(29.7)
Interest expense, net of interest income	—	(76.2)	—	(13.3)	—	(89.5)
Equity earnings	—	(0.3)	2.3	0.2	—	2.2
Other income (expense)	—	41.5	0.2	(42.8)	—	(1.1)

Income (loss) before income taxes	—	(263.9)	85.5	60.3	—	(118.1)
Provision for income tax expense (benefit)	—	20.3	(15.3)	27.9		32.9

Income (loss) before equity in income (loss) of subsidiaries	—	(284.2)	100.8	32.4	—	(151.0)
Equity in net income (loss) of subsidiaries	(151.0)	133.2	—	—	17.8	—

NET INCOME (LOSS)	$(151.0)	$(151.0)	$100.8	$32.4	$17.8	$(151.0)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$381.0	$553.7	$1,759.1	$(99.2)	$2,594.6
Cost of products sold	—	347.7	465.4	1,546.2	(99.2)	2,260.1
Selling, administration, & engineering expenses	—	87.8	40.7	103.2	—	231.7
Amortization of intangibles	—	20.5	2.3	8.2	—	31.0
Impairment charges	—	24.7	2.3	6.4	—	33.4
Restructuring	—	5.4	4.2	28.7	—	38.3

Operating profit (loss)	—	(105.1)	38.8	66.4	—	0.1
Interest expense, net of interest income	—	(77.8)	—	(15.1)	—	(92.9)
Equity earnings	—	(4.4)	3.4	1.9	—	0.9
Other income (expense)	—	27.2	(0.9)	(26.6)	—	(0.3)

Income (loss) before income taxes	—	(160.1)	41.3	26.6	—	(92.2)
Provision for income tax expense (benefit)	—	4.1	(1.1)	26.3		29.3

Income (loss) before equity in income (loss) of subsidiaries	—	(164.2)	42.4	0.3	—	(121.5)
Equity in net income (loss) of subsidiaries	(121.5)	42.7	—	—	78.8	—

NET INCOME (LOSS)	$(121.5)	$(121.5)	$42.4	$0.3	$78.8	$(121.5)

CONSOLIDATING BALANCE SHEET

December 31, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$(1.7)	$—	$40.9
Accounts receivable, net	—	52.3	105.6	388.9	—	546.8
Inventories	—	24.4	28.9	102.0	—	155.3
Prepaid Expenses	—	(2.3)	1.0	20.9	—	19.6
Other	—	9.8	—	0.1	—	9.9

Total current assets	—	126.8	135.5	510.2	—	772.5
Investments in affiliates and intercompany accounts, net	268.5	360.4	490.4	177.5	(1,260.1)	36.7
Property, plant, and equipment, net	—	76.7	129.2	516.5	—	722.4
Goodwill	—	248.7	17.3	24.6	—	290.6
Other assets	—	199.6	35.0	105.5	—	340.1

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$7.6	$—	$44.4	$—	$52.0
Accounts payable	—	60.1	33.3	202.2	—	295.6
Accrued liabilities	—	59.1	8.1	119.1	—	186.3

Total current liabilities	—	126.8	41.4	365.7	—	533.9
Long-term debt	—	970.8	—	117.4	—	1,088.2
Other long-term liabilities	—	134.1	6.9	130.7	—	271.7

	—	1,231.7	48.3	613.8	—	1,893.8
Total stockholders’ equity	268.5	(219.5)	759.1	720.5	(1,260.1)	268.5

	$268.5	$1,012.2	$807.4	$1,334.3	$(1,260.1)	$2,162.3

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.0	$—	$71.5	$—	$111.5
Accounts receivable, net	—	53.1	65.7	233.2	—	352.0
Inventories	—	17.1	21.2	78.7	—	117.0
Prepaid Expenses	—	(1.1)	0.6	19.7	—	19.2
Other	—	23.9	—	—	—	23.9

Total current assets	—	133.0	87.5	403.1	—	623.6
Investments in affiliates and intercompany accounts, net	15.2	315.4	599.5	161.4	(1,058.1)	33.4
Property, plant, and equipment, net	—	70.3	118.5	435.2	—	624.0
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	149.4	17.1	125.8	—	292.3

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payable within one year	$—	$43.5	$—	$50.6	$—	$94.1
Accounts payable	—	36.4	25.0	131.6	—	193.0
Accrued liabilities	—	65.6	6.7	92.3	—	164.6

Total current liabilities	—	145.5	31.7	274.5	—	451.7
Long-term debt	—	957.5	—	92.5	—	1,050.0
Other long-term liabilities	—	165.0	6.7	129.7	—	301.4

	—	1,268.0	38.4	496.7	—	1,803.1
Total stockholders’ equity	15.2	(405.8)	801.5	662.4	(1,058.1)	15.2

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$37.6	$26.9	$71.4	$—	$135.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.5)	(26.5)	(43.9)	—	(82.9)
Acquisition of FHS, net of cash acquired	—	(201.6)	—	—	—	(201.6)
Return on equity investment	—	7.7	—	—	—	7.7
Cost of equity investments	—	(0.4)	—	(3.7)	—	(4.1)
Other	—	(1.0)	—	0.1	—	(0.9)

Net cash used in investing activities	—	(207.8)	(26.5)	(47.5)	—	(281.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	214.8	—	—	—	214.8
Repurchase of bonds	—	(14.9)	—	—	—	(14.9)
Principal payments on long-term debt	—	(9.2)	—	(37.6)	—	(46.8)
Proceeds from issuance of stock	0.3	—	—	—	—	0.3
Net change in intercompany advances	(0.3)	0.3	—	—	—	—
Other	—	(4.3)	—	(1.5)	—	(5.8)

Net cash provided by (used in) financing activities	—	186.7	—	(39.1)	—	147.6
Effects of exchange rate changes on cash	—	—	—	(7.6)	—	(7.6)
Changes in cash and cash equivalents	—	16.5	0.4	(22.8)	—	(5.9)
Cash and cash equivalents at beginning of period	—	5.4	0.0	56.8	—	62.2

Cash and cash equivalents at end of period	$—	$21.9	$0.4	$34.0	$—	$56.3

Depreciation and amortization	$—	$48.9	$31.8	$57.7	$—	$138.4

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(56.4)	$28.2	$213.6	$—	$185.4
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.6)	(18.6)	(76.1)	—	(107.3)
Acquisition of businesses, net of cash acquired	—	—	(10.0)	(148.7)	—	(158.7)
Gross proceeds from sale-leaseback transaction	—	—	—	4.8	—	4.8
Other	—	0.1	—	1.1	—	1.2

Net cash used in investing activities	—	(12.5)	(28.6)	(218.9)	—	(260.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60.0	—	—	—	60.0
Increase/(decrease) in short term debt	—	1.4	—	4.8	—	6.2
Principal payments on long-term debt	—	(2.7)	—	(34.9)	—	(37.6)
Debt issuance costs	—	(2.9)	—	(0.2)	—	(3.1)
Equity Contributions	—	30.0	—	—	—	30.0
Other	—	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	—	85.3	—	(30.3)	—	55.0
Effects of exchange rate changes on cash	—	4.3	—	(0.1)	—	4.2
Changes in cash and cash equivalents	—	20.7	(0.4)	(35.7)	—	(15.4)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3

Cash and cash equivalents at end of period	$—	$42.6	$(0.0)	$(1.7)	$—	40.9

Depreciation and amortization	$—	$40.8	$30.8	$64.4	$—	$136.0

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.5	$(24.0)	$12.2	$147.8	$—	$136.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(9.1)	(12.5)	(70.6)	—	(92.2)
Gross proceeds from sale-leaseback transaction	—	—	—	8.6	—	8.6
Other	—	4.1	0.3	5.3	—	9.7

Net cash used in investing activities	—	(5.0)	(12.2)	(56.7)	—	(73.9)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	35.8	—	1.2	—	37.0
Principal payments on long-term debt	—	(2.9)	—	(13.6)	—	(16.5)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	(0.5)	(0.5)	—	(0.1)	—	(1.1)

Net cash provided by (used in) financing activities	(0.5)	27.1	—	(12.5)	—	14.1
Effects of exchange rate changes on cash	—	(0.7)	—	(5.4)	—	(6.1)
Changes in cash and cash equivalents	—	(2.6)	—	73.2	—	70.6
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$40.0	$—	$71.5	$—	$111.5

Depreciation and amortization	$—	$37.7	$24.8	$77.6	$—	$140.1

23. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At December 31, 2008, the Company had $43,544 of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the year ended December 31, 2008 of $2,219; this amount is recorded in other income (expense) in the Consolidated Statements of Operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

Schedule II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Acquisition (b)	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable

Year ended December 31, 2006	$5.4	5.8	5.5	0.7	(7.3)	$10.1
Year ended December 31, 2007	$10.1	0.9	0.1	0.8	(1.7)	$10.2
Year ended December 31, 2008	$10.2	—	(1.4)	(2.1)	(2.7)	$4.0

Inventory reserve account deducted from inventories

Year ended December 31, 2006	$6.3	2.0	3.8	0.6	(1.7)	$11.0
Year ended December 31, 2007	$11.0	2.1	4.0	1.0	(3.3)	$14.8
Year ended December 31, 2008	$14.8	—	0.9	(1.1)	(3.8)	$10.8

(a)	Primarily foreign currency translation.
(b)	2006 relates to FHS acquisition.

2007 relates to MAPS acquisition.

	Balance at beginning of period	Additions		Deductions (a)	Balance at end of period
Description		Charged to Income	Charged to Equity
Tax valuation allowance

Year ended December 31, 2006	$71.0	12.8	—	(3.0)	80.8
Year ended December 31, 2007	$80.8	56.4	(3.3)	(5.1)	128.8
Year ended December 31, 2008	$128.8	45.2	21.4	(20.2)	175.2

(a)	Net reduction in tax valuation allowance is a result of the reversal of valuation allowances set up through purchase accounting and reversed through goodwill as a result of utilization of tax loss carryforwards and other cumulative book/tax difference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The following table sets forth information about our current directors, executive officers and other named officers.

Name	Age	Position
James S. McElya	61	Chairman, Director, and Chief Executive Officer
Edward A. Hasler	59	Vice Chairman, Director, and President, North America
Allen J. Campbell	51	Chief Financial Officer
Keith D. Stephenson	48	President, International
Gerald J. Cardinale	41	Director
Gary L. Convis	66	Director
Jack Daly	42	Director
S.A. (Tony) Johnson	68	Director
Leo F. Mullin	66	Director
James A. Stern	58	Director
Stephen A. Van Oss	54	Director
Kenneth L. Way	69	Director

James S. McElya is our Chairman of the Board of Directors and Chief Executive Officer, a position he has held since March 2009 and previously held from September 2006 to July 2008. He served as executive Chairman from July 2008 to March 2009. Mr. McElya served as President and Chief Executive Officer from the date of the 2004 Acquisition to September 2006. He has been a director of the Company since the 2004 Acquisition. He was President, Cooper-Standard Automotive and a corporate Vice President of Cooper Tire & Rubber Company from June 2000 until the 2004 Acquisition. Mr. McElya has over 33 years of automotive experience. He was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC and spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President of the parent company. Mr. McElya is the current Chairman of the Board of Directors of the Motor & Equipment Manufacturers Association and is a past Chairman and current member of the Board of Directors of the Original Equipment Supplier Association. He is a member of the Board of Directors of the National Alliance for Accessible Golf.

Edward A. Hasler is our Vice Chairman and President, North America, a position he has held since March 2009. He has been a director of the Company since March 2009. Mr. Hasler served as President and Chief Executive Officer from July 2008 to March 2009. He served as President and Chief Operating Officer from September 2006 to July 2008. Mr. Hasler was President, Global Sealing Systems from the date of the 2004 Acquisition to September 2006. He was the President of the Global Sealing Systems Division and a corporate Vice President of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition. Mr. Hasler was employed from 2000 to 2001 in Germany as Managing Director, Europe for GDX Corporation. Prior to joining GDX, Mr. Hasler had been with Cooper Tire for nearly 15 years. At Cooper Tire, Mr. Hasler held several senior posts including Vice President, Operations; and Vice President, Controller. He has both an MBA and a BS in Business Administration.

Allen J. Campbell is our Chief Financial Officer, a position he has held since the 2004 Acquisition. He was Vice President, Asian Operations of the Cooper-Standard Automotive division of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition and served as Vice President, Finance of the division from 1999 to 2003. Prior to joining Cooper Tire, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both U.S. and Canadian operations. Mr. Campbell is a certified public accountant and received his MBA in Finance from Xavier University.

Keith D. Stephenson is our President, International, a position he has held since March 2009. He served as President, Global Body & Chassis Systems from June 2007 to March 2009. Mr. Stephenson was Chief

Development Officer at Boler Company from January 2004 until October 2006. From 1985 to January 2004, he held various senior positions at Hendrickson, a division of Boler Company, including President of International Operations, Senior Vice President of Global Business Operations and President of the Truck Systems Group.

Gerald J. Cardinale has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Cardinale is a Managing Director in the Principal Investment Area at Goldman Sachs & Co. He joined Goldman Sachs in 1992 and became a Managing Director in 2002. He serves on the Boards of Directors of Alliance Films Holdings, Inc., Sensus Metering Systems Inc., Clearwire Holdings, Inc., Cequel Communications, LLC, CSI Entertainment, CW Media Holdings, Inc., Griffon Corporation, Guthy-Renker Holdings, LLC, Legends Hospitality Holding Company, LLC and Yankees Entertainment & Sports Networks, LLC. Mr. Cardinale received an Honors B.A. from Harvard University and an M.Phil in Politics from Oxford University where he was a Rhodes Scholar.

Gary L. Convis has been a director of the Company since July 2007. Mr. Convis is Vice Chairman of Dana Holding Company, a position he has held since January 2009. He served as Dana’s Chief Executive Officer from April 2008 to January 2009. Mr. Convis retired in July 2007 as Chairman of Toyota Motor Manufacturing, Kentucky (TMMK), a position he held since 2006. Mr. Convis had previously served as President of TMMK since 2001. He also was a Managing Officer of Toyota Motor Corporation and Executive Vice President of Toyota Engineering and Manufacturing North America (TEMA), from 2003 until his retirement in 2007. Prior to serving in these roles, Mr. Convis spent 16 years at New United Motor Manufacturing, Inc., a joint venture between General Motors Corporation and Toyota. Mr. Convis also spent more than 20 years in various roles with General Motors and Ford Motor Company. Mr. Convis serves on the Boards of Directors of Dana Holding Corporation, Compass Automotive Group, Inc., and Achates Power LLC.

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

S.A. (Tony) Johnson has been a director of the Company since the 2004 Acquisition in December 2004. He served as the Lead Director for our Board of Directors from September 2006 to August 2008 and as our Non-Executive Chairman from the date of the 2004 Acquisition in December 2004 to September 2006. Mr. Johnson is Managing Partner of OG Partners, a private industrial management company, a position he has held since 2004. Mr. Johnson served as the Chairman of Hidden Creek Industries from May 2001 to May 2004 and was its Chief Executive Officer and President from 1989 to May 2001. Prior to forming Hidden Creek, Mr. Johnson served from 1986 to 1989 as President and Chief Operating Officer of Pentair, Inc. Mr. Johnson currently serves as director of Commercial Vehicles Group Inc. He served as a director of Dura Automotive Systems, Inc. from 1990 to 2004, serving as its Chairman from 1990 to 2003; and also served as Chairman and a director of Automotive Industries Holding, Inc. from May 1990 until its sale to Lear Corporation in August 1995.

Leo F. Mullin has been a director of the Company since May 2005. Since September 2004, he has been a Senior Advisor on a part-time basis to Goldman Sachs Capital Partners. Mr. Mullin served as President and Chief Executive Officer of Delta Air Lines from 1997 to 1999, as Chairman and Chief Executive Officer from 1999 to December 31, 2003 and as Chairman until his retirement on April 30, 2004. Previously, he served as Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive at First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Mr. Mullin is a director of Johnson & Johnson Corporation, Ace Limited and the privately held companies, Euramax Corporation, Educational Management Corporation and Hawker Beechcraft Corporation.

James A. Stern has been a director of the Company since May 2007. Mr. Stern is the Chairman of The Cypress Group L.L.C., a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Mr. Stern received his degree in Civil Engineering from Tufts University and a MBA from Harvard. Mr. Stern currently serves on the Boards of Directors of Lear Corporation and Affinia Group Inc., and is the Chairman of the Board of Trustees of Tufts University.

Stephen A. Van Oss has been a director of the Company since August 2008. Mr. Van Oss also serves as chairman of the Audit Committee of our Board of Directors. Mr. Van Oss is Senior Vice President and Chief Financial and Administrative officer for WESCO Distribution, Inc., a position he has held since July 2004. From 2000 to 2004, Mr. Van Oss served as Vice President and Chief Financial Officer of WESCO. He served as WESCO’s Director, Information Technology from 1997 to 2007 and as its Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss is a director of WESCO Distribution, Inc. and is a trustee of Robert Morris University.

Kenneth L. Way has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Way also serves as chairman of the Compensation Committee of our Board of Directors. Mr. Way is the former Chairman and CEO of Lear Corporation. Mr. Way had been affiliated with Lear Corporation and its predecessor companies for 37 years in various engineering, manufacturing and general management capacities. Mr. Way is also a director of WESCO International, Inc., Comerica, Inc. and CMS Energy Corporation.

Committees of the Board of Directors

Our Board of Directors currently has an executive committee, an audit committee, and a compensation committee.

Executive Committee

Our executive committee currently consists of Messrs. McElya, Daly and Stern. Mr. McElya serves as the chairman of the Executive Committee. The Executive Committee has the authority to discharge all functions of the Board of Directors in the management of our business during the interim between meetings of the Board of Directors.

Audit Committee

Our audit committee currently consists of Messrs. Van Oss, Way, and Daly. Mr. Van Oss serves as the chairman of the audit committee. The Board of Directors has determined that the Company has at least two “audit committee financial experts” (as defined in Item 401(d)(5) of Regulation S-K), Messrs. Van Oss and Way, serving on the Audit Committee. Messrs. Van Oss and Way are “independent” as defined in the listing standards of the NASDAQ Stock Market. The audit committee is responsible for (i) reviewing and discussing with management and our independent auditors our annual audited financial statements and quarterly financial statements and any audit issues and management’s response; (ii) reviewing and discussing with management and our independent auditors our financial reporting and accounting standards and principles and significant changes in such standards and principles or their application; (iii) reviewing and discussing with management and our independent auditors our internal system of financial controls and disclosure controls and our risk assessment and management policies and activities; (iv) reviewing and evaluating the independence, qualifications, and performance of our independent auditors; (v) reviewing our legal compliance and ethics programs and investigating matters relating to management’s integrity, including adherence to standards of business conduct established in our policies; and (vi) taking such actions as may be required or permitted under applicable law to be taken by an audit committee on behalf of us and our Board of Directors.

Compensation Committee

Our compensation committee currently consists of Messrs. Way, Daly and Stern. Mr. Way serves as the chairman of the compensation committee. The compensation committee is responsible for (i) the review and approval of corporate goals, objectives and other criteria relevant to the compensation of the Chief Executive Officer and other executive officers; (ii) the evaluation of the performance of the Chief Executive Officer and other executive officers and the determination and approval of their compensation; (iii) the review and approval of executive compensation programs; (iv) the review of director compensation and director and officer indemnification and insurance matters; (v) the review and approval of contracts and transactions with executive officers; (vi) the review and approval of equity-based compensation plans and awards made pursuant to such plans; (vii) the approval, review and oversight of employee benefit plans of the Company, including the delegation of responsibility for such programs to the executive officers of the Company; and (viii) taking such actions as may be required or permitted under applicable law to be taken by a compensation committee on behalf of us and our Board of Directors.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis describes the key principles and material elements of the Company’s compensation policies for the “Named Executive Officers” of the Company identified in the “Executive Compensation” section which begins on page 117. Much of what is discussed below, however, applies generally to the Company’s executives and is not limited to the Named Executive Officers.

The Compensation Committee, with the assistance of independent executive compensation consultants, regularly reviews the various elements of the Company’s executive compensation program. In reviewing elements of compensation, the Company places considerable emphasis on performance-based compensation to ensure executives are compensated for annual and long-term Company results. Performance-based components of compensation normally include annual bonuses tied to annual adjusted EBITDA results, long-term incentive plan awards pertaining to three year performance periods, a stock incentive plan and a management stock purchase plan.

In the latter part of 2008 and continuing into 2009, the Company implemented a number of cost-reduction measures in response to the general economic downturn and, in particular, the substantial decline in worldwide automotive production and sales levels. These measures included reductions in base pay, bonus opportunities and benefits applicable to salaried employees of the Company, including the Named Executive Officers, which are described under “Compensation Determinations”.

The Compensation Committee intends to review the special measures described above as economic and industry conditions develop through 2009. The Committee has engaged Hewitt Associates to assist the Company in reviewing its entire executive compensation program in 2009 to ensure that it is appropriate in light of the Company’s compensation philosophy and objectives, as well as the economic and industry environment.

Compensation Philosophy and Objectives

The objective of our current compensation program is to link executive compensation to Company performance in a manner that accomplishes the following:

•	enables us to attract and retain a highly qualified executive leadership team;

•	aligns the interests of executives with those of stockholders; and

•	motivates our leadership team to implement the Company’s long-term growth strategy while delivering consistently strong financial results.

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

Processes Relating to Executive Compensation

In May 2006, our Board of Directors established the Compensation Committee (the “Committee”) to assist in discharging the Board’s responsibilities relating to the compensation of the Company’s directors and executive officers and the oversight of compensation plans, policies and benefit programs. The Company’s human resources executives and professionals support the Committee in its work. In evaluating and determining the salary and incentive compensation of our senior leadership team, the Committee receives information from our Global Vice President,

Human Resources and recommendations from the CEO. The Committee as a whole, following discussions with the CEO, meets privately and determines the salary and incentive compensation of the CEO. Executives whose compensation is under consideration are not present during the Committee’s review meetings. The considerations, criteria and procedures applicable to these determinations are discussed under “Executive Compensation Components” beginning on page 109.

Total Compensation Review

In evaluating the compensation of the Company’s executives for 2008, the Committee engaged Towers Perrin to assess the market competitiveness of the Company’s executive compensation program with particular focus on total direct compensation, which is comprised of base salary, annual incentive award opportunities, long-term incentive award opportunities, executive perquisites other than core health and welfare benefits, and executive severance and change-in-control benefits. Towers Perrin compared the Company’s programs in these areas with those of two comparator groups: a group of eleven automotive suppliers selected on the basis of annual sales (ranging from $907 million to $12.4 billion, with a median of $5.0 billion) and a group of 50 companies from various industrial segments also selected on the basis of annual sales (ranging from $290 million to $10.7 billion, with a median of $2.7 billion), as follows:

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

Compensation Determinations

The Committee reviewed the report of Towers Perrin with the CEO and other members of executive management. The Committee considered the Towers Perrin report in determining the total compensation of senior management, but did not target any percentile level among the comparator groups used in the report in determining the appropriate level of each element of compensation for the executive leadership team. The Committee also took into account distinctions between the Company’s equity-based incentive compensation programs and those offered by many of the companies in the comparator groups arising out of the fact that the Company’s stock is not publicly traded as is the case with many of the comparator group companies. In this connection, the Committee reviewed the impact of the Company’s management stock purchase program which allows for the deferral and allocation of base and incentive compensation into stock units eligible for Company matching (described under “Executive Compensation Components – Management Stock Purchase Plan”). Taking into account the above, the survey data generally reaffirmed that compensation of the executive leadership team as then approved by the Committee was in accordance with the Company’s overall compensation strategy.

In the fourth quarter of 2008 and the first quarter of 2009, the Company, with the approval of the Committee, implemented special cost-reduction measures affecting executive compensation. These included a 10% reduction in the base pay of salaried employees in the United States and Canada, including the Named Executive Officers, commencing in January 2009 and remaining in effect through June 2009, subject to extension; the suspension of the Company’s annual bonus plan programs in the United States and Canada, including the accrual of annual bonuses payable to the Named Executive Officers, for the first half of 2009; the freezing of benefit accruals under some defined benefit retirement plans in effect in the United States and Canada, including the qualified plan applicable to the Named Executive Officers; and the suspension of Company matching contributions for 2009 under some of the Company’s qualified defined contribution plans, including the qualified plan applicable to the Named Executive Officers.

These actions did not reflect a change in the Company’s compensation philosophy, but were taken as special measures in response to the general economic downturn and, more specifically, the substantial decline in worldwide automotive production and sales levels. It is difficult to predict how long, and to what extent, the economic and industry conditions that led to these special actions will persist. The Committee will continue to monitor these special measures in light of developing circumstances.

In 2009, the Committee has retained Hewitt Associates to work with management and the Committee and to conduct an executive compensation program audit. The audit will include the design of existing executive compensation programs as well as the value delivered for each executive position. It will result in an assessment of the level of alignment of the Company’s executive compensation program and plans with its strategic goals and compensation philosophy, the competitiveness of the program as compared to the external marketplace, and the technical compliance aspects of the program.

Executive Compensation Components

The elements of compensation available to the Company’s executives are:

Base Salary

Our executives are paid a base salary that is determined prior to or at the beginning of each fiscal year or upon changes in roles or positions within the Company. The Committee determines the salary of the CEO and, upon the recommendation of the CEO, the salaries of other members of the executive leadership team. The salaries of other executives are determined by the executives to whom they report, upon consultation with the CEO. Our policy is to pay base salaries that are competitive in the markets in which we compete for executives and that take into account the responsibilities and contributions of each executive. The base salary provides executives with a regular stream of income.

Bonus

Prior to or early in the fiscal year, the Committee normally establishes performance targets on which the annual incentive bonuses payable to senior executives with respect to that year will be based. The targets are generally set in terms of the adjusted EBITDA of the Company as a whole or, in the case of executives with responsibility for a Company division, the adjusted EBITDA of that division. Adjusted EBITDA is calculated in a manner similar to that applied with respect to the Company’s performance-based covenants under its Senior Credit Facilities and Indentures. “Adjusted EBITDA” (referred to as “Consolidated EBITDA” in the Senior Credit Facilities) is consolidated net income plus the sum of i) consolidated interest expense; ii) consolidated income tax expense; iii) any non-cash charges, losses or expenses; iv) most non-recurring fees, cash charges and other cash expenses; v) non-specified restructuring charges limited to 7.5% of consolidated EBITDA; vi) non-recurring fees, expenses or charges related to professional or financial advisory, financing, underwriting and other similar services related to equity offerings, investments, acquisitions, divestitures or recapitalizations; vii) extraordinary charges or losses; ix) losses related to discontinued operations; x) losses in respect of business or asset dispositions outside the ordinary course; and xi) non-recurring restructuring charges related to the integration of businesses acquired in certain acquisition transactions, subject to certain restrictions. Additional adjustments are sometimes made for extraordinary events upon approval of the Compensation Committee. Adjusted EBITDA is deemed by the Company to be an appropriate objective measurement of the financial performance of the Company or division for that year. For each executive, a bonus amount payable upon achievement of the established performance target is established by the Committee (or, in the case of executives other than the executive leadership team, by the individual to whom such executive reports). In the first quarter following the end of the fiscal year to which the bonus applies, the Committee determines whether, and to what extent, the applicable performance targets were achieved based on the Company’s financial results for the fiscal year. The Committee may take into account special circumstances and adjust applicable performance targets and bonuses. The annual incentive bonus is designed to focus the executive leadership team on the achievement of strong financial performance over a one-year period.

Based on the business plan of the Company approved by the Board of Directors for 2008, the Committee established specific Adjusted EBITDA performance levels for 2008 corresponding to “target”, “threshold” and “superior performance” bonus payment amounts also established by the Committee. All the Named Executive Officers’ bonuses except for Mr. Stephenson’s were based on the performance of the Company as a whole. For all Named Executive Officers except Mr. Stephenson , the Compensation Committee established the following Adjusted EBITDA levels for bonus payments: $282,700,000 for a pay-out of 50% of the respective executives’ target bonus; $315,000,000 for a pay-out of 100% of the respective executives’ target bonus; and $347,300,000 for a pay-out of 200% of the respective executives’ target bonus. Mr. Stephenson’s bonus was based on the performance of the Body & Chassis division. The Compensation Committee established the following Body & Chassis division Adjusted EBITDA levels for bonus payments to Mr. Stephenson: $184,000,000 for a pay-out of 50% of his target bonus; $210,000,000 for a pay-out of 100% of his target bonus; and $236,000,000 for a pay-out of 200% of his target bonus. The superior performance EBITDA level for the Company as a whole and for the Body & Chassis division was deemed to represent a goal unlikely of achievement based on the assumptions underlying the business plan, except upon performance substantially exceeding expectations. Incentive bonus awards are determined on a linear basis for Adjusted EBITDA attainment falling (1) between the “threshold” and “target” levels, or (2) between the “target” and “superior performance” levels. The threshold Adjusted EBITDA levels for 2008 were not attained by the Company or by the Body & Chassis division and therefore none of the Named Executive Officers received an annual bonus for 2008.

Long Term Incentive Compensation

The Company has a Long Term Incentive Plan (“LTIP”) which provides for the granting by the Committee of performance-based awards to executive officers covering performance periods of one year or longer. Awards are normally granted in the first quarter of each year; however, interim grants may be made in the case of new hires or promotions. At the time awards are granted, the Committee establishes performance targets and a payment scale which determines payout amounts at different levels of performance. After the end of the performance period, the Committee determines whether, and to what extent, performance targets have been achieved and the amount of any awards that have been earned. Award amounts are subject to discretionary adjustment by the Committee (they may be adjusted downward up to 80% or upward up to 150%). If a participant engages in “inimical conduct,” meaning an action or omission contrary to the best interest of the Company, before payment of an award is made, the payment is subject to forfeit. LTIP awards are designed to focus the executive leadership team on strong, sustained cash generation and have therefore been based on the achievement of operating cash flow objectives for the Company as a whole, generally over three-year performance periods.

In general, performance periods are three years in duration. At the time LTIP awards are granted, the Committee establishes a target award amount for each executive which represents the amount the executive will receive at the conclusion of the applicable performance period if performance targets are exactly met during the period. Target award amounts are based on the level of responsibility of the executive and other performance-based factors.

Since the 2004 Acquisition, LTIP awards have been based on the achievement of operating cash generation goals. Based on the business plan of the Company, the Committee establishes specific operating cash flow targets for the Company as a whole on an annual basis. The “target” performance level represents what the Committee deems to be good operating cash flow performance for the year which is reasonably capable of achievement at a high level of performance on the part of the executive leadership team and the employees of the Company, based on the assumptions and business conditions on which the business plan of the Company is based. LTIP awards for the three-year performance period ending December 31, 2008 were based on the achievement of operating cash flow targets for the years ending December 2006, 2007 and 2008. The target operating cash flow for 2006 was established at $119,500,000, for 2007 at $108,200,000 and for 2008 at $179,000,000.

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

Stock Incentive Plan

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of non-qualified and incentive stock options and other stock-based awards to employees and directors. As of December 31, 2008, the Company had 423,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain executives to purchase 190,615 shares of common stock at a price of $100 per share from the date of the 2004 Acquisition through 2007 and additional outstanding options granted to certain executives to purchase 22,000 shares of common stock at a price of $120 per share in 2008 (“2008 Options”). In each case, the exercise price was determined by the Company to be fair market value on the date of grant. Options are exercisable for ten years, subject to earlier expiration for reasons such as termination of employment. Shares of Company common stock acquired upon exercise of options under the plan are subject to restrictions on transfer.

Most of the option grants to executives were made upon the closing of the 2004 Acquisition or in the first year thereafter. One-half of the options granted to executives in this initial period vest on a time basis at a rate of 20% per year over five years; the remaining one-half vest over five years on a performance basis at a rate of between 0% and 20% per year, depending on the extent to which established performance targets are reached, with 85% attainment of performance targets being the threshold for any vesting. Performance-based options granted during this period are subject to certain acceleration provisions and, regardless of the achievement of performance targets in any year, may vest in full in the event of a transaction in which the Company’s Sponsors realize an internal rate of return of at least 20% on their investment in the Company, or may vest in full 8 years following the date of grant if the Compensation Committee determines that certain accounting treatment would be required in the absence of such vesting. The same principles apply in the case of options granted after this initial period but before 2008, except that only the last three years of the five-year period are taken into account, and vesting occurs in increments of 33% rather than 20%. With respect to the 2008 Options, two-thirds of the options vest on a time basis at a rate of 50% per year over two years and the remainder vest based on the performance of the Company in 2008. All of the performance-based options vest based on the achievement by the Company of annual Adjusted EBITDA targets. The 2006 annual Adjusted EBITDA target was $257,200,000, the 2007 annual Adjusted EBITDA target was $307,000,000 and the 2008 annual Adjusted EBITDA target was $323,000,000. The Company did not achieve 85% of the 2008 target and therefore no portion of the 2008 tranche of performance-based options vested as of March 31, 2009.

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

Management Stock Purchase Plan

The Company maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature referred to as the “Management Stock Purchase Plan” was established which provides participants the opportunity to “purchase” Company stock units with income deferred under the deferred compensation plan at a price based on the fair value of Company common stock determined on a semi-annual basis by the Committee. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to an annual aggregate cap for all executives of $1,500,000 worth of matching units or 15,000 matching units, whichever is less. The Committee can increase the cap in any year. If the matching units are over-subscribed in a given year, participants receive a pro rata number of matching units based on the amount of stock units the participant purchased that year through deferrals. Matching units vest ratably over a three-year period, and may vest earlier upon a participant’s death, disability, retirement or termination by the company without cause or by the participant for good reason. Matching units also become 100% vested upon the occurrence of a change in control of the Company for participants who are employed with the Company immediately prior to such change in control. Stock units are distributed to participants in the form of actual shares of the Company’s common stock, subject to restrictions on transfer, at a time in the future designated by the participant (though at its sole discretion, the Company may pay purchased units out in cash). A variety of other deemed fixed income and equity investment options are also available under the plan (which mirror the investment options available under the Company’s qualified 401(k) plans), though deferrals allocated to such options are not matched.

The timing and form of future payments are specified in the elections submitted by participants with respect to deferrals made for any plan year. Executives may elect to receive payment beginning either at separation from service or at an otherwise specified date (generally at least three years after the year in which the deferrals are made). The form of payment for a given year’s deferral account can be any of the following: (i) single lump sum; (ii) annual installments for five years; (iii) annual installments for ten years; (iv) a specified percentage of the account paid as a lump sum, and the remainder paid in either five annual installments or ten annual installments. In December 2008, the Company permitted participants in the plan to elect to receive, in 2009, a full or partial distribution of 2008 plan year income they had originally elected to defer to a later date subject to the condition that any participant making such an election forfeited any right to a matching contribution by the Company with respect to the amount subject to such election.

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

This section summarizes the terms of the retirement benefits in effect as of the disclosure date, December 31, 2008. However, in response to the continued economic downturn affecting our industry, the Company decided in December 2008 to implement a number of cost-reduction measures that became effective in 2009. These measures included a freeze in future accruals under the Company’s qualified defined benefit retirement plan effective February 1, 2009 and a suspension of fixed matching contributions under the Company’s qualified defined contribution investment savings plan. The Company’s nonqualified supplementary benefit plan continues to accrue benefits but does not “make up” for benefit accruals that are lost due to the changes in the qualified plans described above. The Company intends to conduct an overall retirement program design review during the 2009 calendar year.

Defined Benefit Retirement Plans

The Cooper-Standard Automotive Inc. Salaried Retirement Plan (“CSA Retirement Plan”) is a defined benefit plan that covers all non-union employees of the Company in the United States, including the Named Executive Officers. The CSA Retirement Plan is funded by Company contributions only. There are two types of benefits under the plan, a cash balance benefit and a final average pay benefit. There are two separate “grandfathered” final average pay formulas in the plan, but only one of those formulas applies for purposes of the Named Executive Officers whose benefits are governed by final average pay provisions, so that formula is described herein. The final average pay benefit was closed effective January 1, 2002 with respect to any participant who was not at least 40 years of age and had at least 15 years of earned service as of that date.

The cash balance portion of the CSA Retirement Plan states benefits in the form of a hypothetical account established for each participant which is increased by two components, a pay credit equal to a stated percentage of his or her compensation (as defined more specifically below under “Determination of Benefits under Plans”) each year, and an earnings credit equal to the interest rate paid on 30-year Treasury bonds times the hypothetical account balance. The final average pay benefit provides benefits stated as an annuity equal to 1.5% times average compensation (the highest five of the last ten years, as further described below in “Determination of Benefits under Plans”) times years of service. This final average pay benefit is payable on an unreduced basis at age 62 or upon attainment of age 55 with 30 years of service.

The Company maintains the Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan (the “Supplementary Benefit Plan”) for the benefit of certain employees (those who are members of a select group of highly-compensated executive employees, including the Named Executive Officers). The Supplementary Benefit Plan provides for an additional pension benefit that is designed to compensate for any reduced benefits under the CSA Retirement Plan due to limits imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Supplementary Benefit Plan is also designed to provide Mr. McElya a final average pay benefit as if he were eligible for the benefits described under “Final Average Pay Design” below. For cash balance participants, the Supplementary Benefit Plan also provides for an enhanced pay credit as further described under the heading “Determination of Benefits Under Plans” below.

Defined Contribution Retirement Plans

The Cooper-Standard Automotive Inc. Investment Savings Plan (the “CSA Savings Plan”) is a tax-qualified 401(k) retirement savings plan pursuant to which all U.S. non-union employees, including the Named Executive Officers, may contribute the lesser of up to 50% of “Compensation” (which includes the same compensation as that described below under “Cash Balance Design”, except that retention bonuses are excluded) or the limit prescribed by the Internal Revenue Code (though the Company imposes lower deferral percentage limits on highly-compensated employees). The Company matches 40% of employee contributions up to 5% of Compensation, with a maximum matching contribution of 2% of Compensation. The Company may make discretionary matching contributions depending upon annual financial performance. Company matching contributions are 100% vested after the employee has 3 years of service. Employee contributions are always 100% vested.

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

Cash Balance Design

Annual pay credits are added to a participant’s cash balance account at the end of each year, based on the participant’s compensation for the year and the sum of the participant’s age and service as of the beginning of that year. Compensation used as the basis for pay credits (“Compensation”) includes all compensation reported as wages for federal income tax purposes excluding employer contributions to a plan of deferred compensation, income attributable to stock options (including income attributable to any disqualifying dispositions thereof), director fees, sales awards, relocation bonuses, signing bonuses, lump-sum severance payments, suggestion system awards, tuition reimbursement, payment upon the exercise of stock appreciation rights or in lieu of the exercise of stock options, imputed income (such as, but not limited to, group term life insurance that is reported as taxable income), benefits accruing or payable under nonqualified retirement plans, expatriate income, and other amounts that are either excludable or deductible from income in whole or in part for federal income tax purposes, or that represent payments pursuant to a program of benefits or deferred compensation, whether or not qualified under the Internal Revenue Code. Annual pay credits are provided as follows:

Sum of Age and Years of Service	CSA Retirement Plan Applicable Percentage*	Supplementary Benefit Plan Applicable Percentage**
Up to 35	3.0%	6.0%
36 – 50	4.0%	8.0%
51 – 65	5.5%	11.0%

Sum of Age and Years of Service	CSA Retirement Plan Applicable Percentage*	Supplementary Benefit Plan Applicable Percentage**
66 – 80	7.5%	15.0%
over 80	10.0%	20.0%

*	The CSA Retirement Plan provides a pay credit equal to the executive’s Compensation, subject to qualified plan limitations under the Internal Revenue Code, times the percentage listed under the “CSA Retirement Plan Applicable Percentage” heading above.
**	The Supplementary Benefit Plan provides a pay credit equal to the difference between (1) the executive’s Compensation, without regard to qualified plan limitations, times the percentage listed under the “Supplementary Benefit Plan Applicable Percentage” heading above, and (2) the pay credit provided under the CSA Retirement Plan.

Annual interest credits are also added to a participant’s cash balance account each year. This credit is calculated by multiplying the cash balance account as of the end of the prior year by an interest rate that is equal to the annual yield statistic for 30-year U.S. Treasury securities for the month of October of the prior year.

Benefits fully vest upon 3 years of service, with no benefits vested for less than 3 years of service. Service is measured based on an elapsed time basis from date of hire.

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

Benefits fully vest upon 3 years of service, with no benefits vested for less than 3 years of service. Service is measured based on an elapsed time basis from date of hire.

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

Termination and Change in Control Benefits

Our Named Executive Officers receive certain benefits under their employment agreements with the Company upon certain termination of employment events, including following a change in control of the Company. These benefits, described in detail under “Terms Applicable to Payments Upon Termination of Employment” below, are intended to ensure that the executive leadership team is able to objectively evaluate potential change in control transactions by addressing the potential personal impact of such transactions on our executives.

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

EXECUTIVE COMPENSATION

Set forth below is information regarding compensation for services to the Company in all capacities of the following executive officers of the Company (the “Named Executive Officers”) during the year ended December 31, 2008: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year	Salary		Bonus (4)	Stock Awards (5)	Option Awards (6)	Non-Equity Incentive Plan Compensation (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (8)	All Other Compensation		Total
	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)

James S. McElya, Chairman and Chief Executive Officer	2008	$950,000	(1)	$0	$0	$0	$534,098	$586,959	$183,673	(9)	$2,254,730	(22)
	2007	$850,000		$37,500	$284,093	$0	$1,456,393	$588,022	$127,282	(10)	$3,343,290	(23)
	2006	$800,000		$50,000	$0	$0	$867,630	$461,321	$103,674	(11)	$2,282,625	(24)

Edward Hasler, Vice Chairman and President, North America	2008	$660,578	(2),(3)	$0	$0	$0	$504,788	$466,978	$95,216	(12)	$1,727,560	(22)
	2007	$500,000		$37,500	$416,274	$243,146	$837,652	$240,575	$63,944	(13)	$2,339,091	(23)
	2006	$412,404		$50,000	$0	$0	$474,594	$258,420	$40,567	(14)	$1,235,985	(24)

Allen J. Campbell, Vice President and Chief Financial Officer	2008	$440,000		$0	$0	$0	$309,386	$66,629	$71,176	(15)	$887,191	(22)
	2007	$400,000		$37,500	$224,267	$100,578	$561,597	$72,013	$68,825	(16)	$1,464,780	(23)
	2006	$347,000		$50,000	$0	$0	$282,735	$57,019	$49,588	(17)	$786,342	(24)

Larry J. Beard (25), Vice President Strategic Planning and Business Development	2008	$370,443	(3)	$0	$0	$0	$309,386	$122,610	$73,428	(18)	$875,867	(22)
	2007	$365,000		$37,500	$210,293	$0	$533,433	$125,665	$51,185	(19)	$1,323,076	(23)
	2006	$350,000		$50,000	$0	$0	$257,251	$54,834	$36,096	(20)	$748,181	(24)

Keith D. Stephenson President, International	2008	$385,000		$0	$0	$529,562	$0	$35,392	$37,663	(21)	$987,617	(22)

(1)	Mr. McElya served as Chief Executive Officer and Chairman of the Board until June 30, 2008 and continued to serve as Chairman of the Board after that date.

(2)	Mr. Hasler served as President and Chief Operating Officer until June 1, 2008 at an annualized salary of $600,000; he was promoted to President and Chief Executive Officer as of July 1, 2008 at which time his annualized salary was increased to $750,000. On March 26, 2009, he was named Vice Chairman and President, North America.
(3)	During portions of November and December of 2008, the Company implemented temporary work-time/vacation programs as a cost-savings measure. The impact of programs is reflected in the base salary figures shown in column (c).
(4)	The amount shown in column (d) represents for each Named Executive Officer a special, discretionary bonus awarded by the Board of Directors of the Company in the years indicated. Incentive cash compensation earned during the fiscal year based on pre-established criteria approved by the Compensation Committee under the Company’s annual incentive bonus program and Long Term Incentive Plan is reported in column (g).
(5)	The amount shown in column (e) represents the compensation cost associated with Company matching units under the Management Stock Purchase Plan as determined in accordance with FAS 123(R). See Note 17 of the Company’s financial statements for 2008 for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS 123(R) value will ever be realized. Description of the Management Stock Purchase Plan is found under Executive Compensation Components.
(6)	The amount shown in column (f) represents the compensation costs of stock option awards granted in 2008 for financial reporting purposes under FAS 123(R). See Note 17 of the Company’s financial statements for 2008 for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS123(R) value will ever be realized.
(7)	The amount shown in column (g) represents: for 2008, the sum of: (i) zero bonus payments for 2008 under the Company’s annual incentive bonus program for all Named Executive Officers, and (ii) payments under the Company’s Long Term Incentive Plan for the 3-year performance period ending December 31, 2008 of, for Mr. McElya, $534,098; for Mr. Hasler, $504,788; for Mr. Campbell, $309,386; and for Mr. Beard, $309,386; and for 2007, the sum of: (i) bonus payments for 2007 under the Company’s annual incentive bonus program of, for Mr. McElya, $1,052,300; for Mr. Hasler, $495,200; for Mr. Campbell, $321,880; and for Mr. Beard, $293,716; and (ii) payments under the Company’s Long Term Incentive Plan for the 3-year performance period ending December 31, 2007 of, for Mr. McElya, $404,093; for Mr. Hasler, $342,452; for Mr. Campbell, $239,717; and for Mr. Beard, $239,717; and for 2006, the sum of: (i) bonus payments for 2006 under the Company’s annual incentive bonus program of, for Mr. McElya, $756,522; for Mr. Hasler, $405,151; for Mr. Campbell, $213,292; and for Mr. Beard, $187,808; and (ii) payments under the Company’s Long Term Incentive Plan for the 2-year performance period ending December 31, 2006 of, for Mr. McElya, $111,108; for Mr. Hasler, $69,443; for Mr. Campbell, $69,443; and for Mr. Beard, $69,443.
(8)	The amount shown in column (h) represents for each Named Executive Officer the sum of the aggregate annualized change in the actuarial present value of accumulated benefits under all defined benefit and actuarial pension plans (qualified and non-qualified, including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year.
(9)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $144,245); the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
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

(11)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $79,171); the cost of a Company-provided apartment; the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(12)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $89,584); the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(13)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $60,726); and life insurance premiums paid by the Company.
(14)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $37,821); and life insurance premiums paid by the Company.
(15)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $60,040); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(16)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $43,153); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(17)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $32,419); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(18)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $54,233); a special one-time Company contribution under the Executive Deferred Compensation Plan; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(19)	The amount shown in column (i) represents matching Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $39,568); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(20)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $30,111); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.

(21)	The amount shown in column (i) represents matching company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $33,608); the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(22)	The percentages of total compensation in 2008 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 42.1%, bonus 23.7%; for Mr. Hasler, base salary 38.2%, bonus 29.2%; for Mr. Campbell, base salary 49.6%, bonus 34.9%; for Mr. Beard, base salary 42.3%, bonus 35.3%; for Mr. Stephenson, base salary 39.0%, bonus 0.0%.
(23)	The percentages of total compensation in 2007 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 25.4%, bonus 44.7%; for Mr. Hasler, base salary 21.4%, bonus 37.4%; for Mr. Campbell, base salary 27.3%, bonus 40.9%; for Mr. Beard, base salary 27.6%, bonus 43.2%.
(24)	The percentages of total compensation in 2006 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 35.0%, bonus 40.2%; for Mr. Hasler, base salary 33.4%, bonus 42.4%; for Mr. Campbell, base salary 44.1%, bonus 42.3%; for Mr. Beard, base salary 46.8%, bonus 41.1%.
(25)	Mr. Beard retired effective March 31, 2009.

Non-Equity Incentive Plan Compensation – Annual Incentive Bonus

For 2008, the Committee established an annual incentive bonus target amount for each member of the executive leadership team based on a percentage of base salary. With respect to the Named Executive Officers, the percentage was 100% for Mr. McElya, 80% for the period from January 1, 2008 through June 30, 2008 and 100% for the period from July 1, 2008 through December 31, 2008 for Mr. Hasler, and 65% for Messrs. Campbell, Beard, and Stephenson. The annual incentive bonus target amounts are based on the levels of responsibility of the executives and other performance-based factors. Incentive bonus amounts actually paid for 2008 performance are set forth in footnote (7) under column (g) of the above Summary Compensation Table.

2008 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding plan-based awards made to the Named Executive Officers during 2008 that provide for possible future payouts.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3) (i)	All Other Option Awards; Number of Securities Underlying Options (4) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair value of Stock and Option Awards ($/sh) (5) (l)
Name (a)	Grant Date (b)	Threshold (c)	Target (d)	Maximum (2) (e)
James S. McElya	1/1/2008	$175,000	$350,000	Not applicable	—	—	—	—

Edward A. Hasler	1/1/2008	$175,000	$350,000	Not applicable	—	—	—	—

Allen J. Campbell	1/1/2008	$100,000	$200,000	Not applicable	—	—	—	—

Larry J. Beard	1/1/2008	$100,000	$200,000	Not applicable	—	—	—	—

Keith D. Stephenson	1/1/2008	$100,000	$200,000	Not applicable	—	—	—	—

	3/20/2008				—	12,500	$120	$529,562

(1)	The non-equity incentive plan awards represent 2008 awards granted by the Compensation Committee to the Named Executive Officers under the Company’s Long Term Incentive Plan based on the achievement of operating cash flow objectives in the performance period beginning January 1, 2008 and ending December 31, 2010 (“2008 LTIP Awards”). 2008 LTIP Awards are payable in the first quarter of 2011, depending on the level of achievement of established targets and the approval of the Compensation Committee. The determination of award amounts under the Long Term Incentive Plan is described under “Long-Term Incentive Compensation” under the Executive Compensation Components section. The amounts set forth in footnote (7) under column (g) of the Summary Compensation Table do not pertain to the 2008 LTIP Awards; they reflect payments under a 2006 LTIP award granted by the Compensation Committee under the Long Term Incentive Plan based on the performance period beginning January 1, 2006 and ending December 31, 2008.
(2)	The 2008 LTIP does not provide for a maximum payout; the amount of the payout increases by 10% for each 1% increase in the actual level of achievement above the target level.
(3)	Represents matching stock units awarded under the Management Stock Purchase Plan on December 31, 2008. See Management Stock Purchase Plan under the Executive Compensation Components section for more information about the determination of awards under this plan. None of the NEOs received matching stock units in 2008.
(4)	The amounts shown in column (j) represent stock option awards granted March 20, 2008 under the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan.
(5)	See Note 17 of the Company’s financial statements for 2008 for the assumptions made in determining FAS 123(R) values.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table sets forth information concerning outstanding stock option awards and stock units under the Management Stock Purchase Plan held by the Named Executive Officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (2) (b)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (3) (d)	Option Exercise Price (e)	Option Expiration Date (4) (f)	Number of Shares or Units of Stock that have not vested (#) (g)		Market Value of Shares or Units of Stock that have not vested (10) (h)
James S. McElya	29,956	14,767	$100	12/23/2014	1,578	(5)	$78,900

Edward A. Hasler	16,476	8,125	$100	12/23/2014	2,313	(6)	$115,650
	2,906	2,493	$100	3/15/2017

Allen J. Campbell	14,979	7,383	$100	12/23/2014	1,246	(7)	$62,300
	1,203	1,033	$100	3/15/2017

Larry J. Beard	16,477	8,121	$100	12/23/2014	1,168	(8)	$58,400

Keith D. Stephenson	4,167	8,333	$120	3/20/2018	943	(9)	$47,150

(1)	All of the amounts presented in this portion of the table relate to options to purchase shares of the Company’s Common Stock granted to the Named Executive Officers under the Company’s Stock Incentive Plan. Options listed above with an Option Expiration Date of December 23, 2014 were granted on December 23, 2004, those with an Option Expiration Date of March 15, 2017 were granted on March 15, 2007, and those with an Option Expiration Date of March 20, 2018 were granted on March 20, 2008.
(2)	Represents time-based options and performance-based options which have vested and were exercisable as of December 31, 2008 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 17,890 shares time-based and 12,066 shares performance-based; for Mr. Hasler, 11,640 shares time-based and 7,743 shares performance-based; for Mr. Campbell, 9,690 shares time-based and 6,492 shares performance-based; for Mr. Beard, 9,840 shares time-based and 6,637 shares performance-based; for Mr. Stephenson, 4,167 shares time-based and 0 shares performance-based.
(3)	Represents outstanding time-based options and performance-based options which have not been earned or vested and were unexercisable as of December 31, 2008 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 4,472 shares time-based and 10,295 shares performance-based; for Mr. Hasler, 3,360 shares time-based and 7,257 shares performance-based; for Mr. Campbell, 2,609 shares time-based and 5,807 shares performance-based; for Mr. Beard, 2,459 shares time-based and 5,662 shares performance-based; for Mr. Stephenson, 4,166 shares time-based and 4,167 shares performance-based.

(4)	Options expire on the earliest to occur of: (i) the tenth anniversary of the date of grant; (ii) the first anniversary of the date of the optionee’s termination of employment due to death, disability, retirement at normal retirement age or the sale by the Company (not constituting a change of control) of the business in which the optionee was employed; (iii) 90 days following the date of the optionee’s termination of employment without cause (or for reasons other than those described in (ii)); or (iv) on the date of the optionee’s termination of Employment for cause.
(5)	Represents 1,578 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(6)	Represents 2,313 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(7)	Represents 1,246 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(8)	Represents 1,168 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(9)	Represents 943 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(10)	The values in column (h) equal the total number of matching stock units listed in column (g) for each Named Executive Officer multiplied by the value of Company common stock as of December 31, 2008, which was $50.

2008 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2008 for our Named Executive Officers. No stock options were exercised by our Named Executive Officers in 2008.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (6) (e)
James S. McElya	—	—	789	(1)	$39,450
Edward A. Hasler	—	—	1,156	(2)	$57,800
Allen J. Campbell	—	—	623	(3)	$31,150
Larry J. Beard	—	—	584	(4)	$29,200
Keith D. Stephenson	—	—	471	(5)	$23,550

(1)	Represents 789 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(2)	Represents 1,156 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(3)	Represents 623 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(4)	Represents 584 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(5)	Represents 471 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2008. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(6)	The values in column (e) equal the total number of matching stock units listed in column (d) for each Named Executive Officer multiplied by the value of Company common stock as of December 31, 2008, which was $50.

2008 PENSION BENEFITS

The following table sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under the CSA Retirement Plan and the non-qualified defined benefit portion of the Supplementary Benefit Plan as described in “Retirement Plan Benefits” under the Executive Compensation Components section, assuming benefits are paid at normal retirement age or the earliest retirement age at which participants receive unreduced benefits, based on current levels of compensation. The table also shows the number of years of credited service under each plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2008.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)		Present Value of Accumulated Benefit (1) ($) (d)		Payments During Last Fiscal Year ($) (e)
James S. McElya	CSA Retirement Plan (2) Supplementary Benefit Plan (3)	8.92 12.92	(4)	$ $	102,910 2,414,503	$ $	0 0

Edward A. Hasler	CSA Retirement Plan (5) Supplementary Benefit Plan (5)	22.00 22.00		$ $	626,769 1,141,169	$ $	0 0

Allen J. Campbell	CSA Retirement Plan (2) Supplementary Benefit Plan (6)	10.25 10.25		$ $	112,871 238,296	$ $	0 0

Larry J. Beard	CSA Retirement Plan (2) Supplementary Benefit Plan (6)	8.92 8.92		$ $	99,281 307,891	$ $	0 0

Keith D. Stephenson	CSA Retirement Plan (2)(7) Supplementary Benefit Plan (6)(7)	1.50 1.50		$ $	14,065 28,818	$ $	0 0

(1)	Present values determined using a December 31, 2008 measurement date and reflect benefits accrued based on service and pay earned through such date. Figures are determined based on post-commencement valuation mortality (UP 1994 table) and commencement of benefits at age 65, except for Mr. McElya and Mr. Hasler, who were assumed to retire at age 62 because they are eligible for unreduced benefits at that age as discussed in footnotes (3) and (5) below. The assumed discount rate as of the measurement date is 6.35%.
(2)	Messrs. McElya, Campbell, Beard, and Stephenson are covered under the cash balance design for purposes of the qualified CSA Retirement Plan.
(3)	Mr. McElya receives two types of defined benefits under the Supplementary Benefit Plan. He receives a non-qualified cash balance benefit determined under usual terms. In addition, he receives a benefit determined under the final average pay design, offset by the annuity-equivalent of his qualified and nonqualified cash balance benefits. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.
(4)	Mr. McElya is granted four years of additional service in the Supplementary Benefit Plan to compensate for lost (non-vested) benefits accrued with his previous employer prior to joining the Company in January 2000.

(5)	Mr. Hasler is covered under the final average pay design for both the qualified CSA Retirement Plan and the non-qualified Supplementary Benefit Plan. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.
(6)	Messrs. Campbell, Beard, and Stephenson are covered under the cash balance design for purposes of the non-qualified Supplementary Benefit Plan.
(7)	Mr. Stephenson has not met the 3-year vesting requirement.

2008 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth annual executive and company contributions under non-qualified deferred compensation provisions of the Executive Deferred Compensation Plan and the non-qualified defined contribution portion of the Supplementary Benefit Plan, as well each Named Executive Officer’s withdrawals, earnings and fiscal-year end balances in those plans.

Name (a)	Executive Contribution in Last FY (1) (b)	Registrant Contributions in Last FY (2) (c)	Aggregate Earnings in Last FY (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYI (f)
James S. McElya	$0	$139,645	$(946,084)	$0	$1,825,603
Edward A. Hasler	$0	$85,294	$(479,688)	$0	$571,475
Allen J. Campbell	$0	$55,440	$(298,255)	$0	$321,998
Larry J. Beard	$92,611	$57,587	$(360,495)	$0	$692,596
Keith D. Stephenson	$0	$29,008	$(197,334)	$0	$170,970

(1)	Amounts represent deferrals under the Executive Deferred Compensation Plan related to base salary for 2008 for Mr. Beard.
(2)	Amounts are included in column (i) of the Summary Compensation Table and represent nonqualified Company matching contributions under the Supplementary Benefit Plan as well as a special one-time employer cash contribution under the Executive Deferred Compensation Plan for Mr. Beard of $7,955. The Company match under the Executive Deferred Compensation Plan is made in stock units under the Management Stock Purchase Plan feature, which is more fully described in the Executive Compensation Components section.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Named Executive Officers have entered into employment agreements with the Company which provide for certain benefits upon termination of employment, including termination following a change in control as defined in the Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan (the “Change in Control Plan”). The table below shows estimates of the value of compensation that would be payable to each Named Executive Officer upon termination of employment with the Company under certain circumstances. As indicated in the table, compensation upon termination of employment varies depending on the circumstances of the termination and whether or not it occurred following a change in control. Amounts presented in the table are calculated as if the employment of the executive terminated effective December 31, 2008. Payments due to any one of the Named Executive Officers upon actual termination of employment can only be determined at the time of termination. There can be no assurance that an actual termination or change in control would produce the same or similar results as those described below if it were to occur on any other date and if the actual circumstances at the time of termination.

Amounts accrued under the normal terms of our pension and deferred compensation plans are not included in this table. Information concerning pension benefits and deferred compensation disclosures is presented under “Pension Benefits”, beginning on page 125, and “Nonqualified Deferred Compensation”, beginning on page 126, respectively. Similarly, information concerning vested equity awards is not included in the table, and is presented under “Outstanding Equity Awards at Fiscal Year End”, beginning on page 122.

Name		Severance Payment (1)	Pension Enhancement (2)	Health/Life (3)	Outplacement Services (4)	Accelerated Vesting of Equity Awards (5)	Gross Up (6)	Totals
James S. McElya
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$7,003,256	$2,038,314	$290,000	$50,000	—	$3,421,227	$12,802,797
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$6,053,256	$2,081,252	$290,000	$50,000	—	N/A	$8,474,508
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$7,350,107	$2,491,909	$153,269	—	—	N/A	$9,995,285
•	Termination due to Disability	$7,350,107	$2,491,909	$290,000	—	—	N/A	$10,132,016

Edward A. Hasler
•	Termination Without Cause or Resignation for Good Reason,	$3,703,256	$1,476,092	$491,748	$50,000	—	$2,413,181	$8,134,277
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$2,300,000	$1,476,092	$41,686	—	—	N/A	$3,817,778
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$653,256	—	—	—	—	N/A	$653,256
•	Termination due to Disability	$653,256	—	—	—	—	N/A	$653,256

Allen J. Campbell
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$2,213,289	$104,966	$447,420	$50,000	—	$1,064,187	$3,879,862
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,400,000	$104,966	$30,135	—	—	N/A	$1,535,101
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$373,289	—	—	—	—	N/A	$373,289
•	Termination due to Disability	$373,289	—	—	—	—	N/A	$373,289

Larry J. Beard
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$1,972,789	$147,359	$295,967	$50,000	—	$857,059	$3,323,174
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,224,500	$147,359	$34,278	—	—	N/A	$1,406,137
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$373,289	—	—	—	—	N/A	$373,289
•	Termination due to Disability	$373,289	—	—	—	—	N/A	$373,289

Keith D. Stephenson
•	Termination Without Cause or Resignation for Good Reason, After Change in Control	$1,494,248	$14,399	$429,561	$50,000	—	$800,674	$2,788,882
•	Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,031,781	$14,399	$19,880	—	—	N/A	$1,066,060
•	Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
•	Termination due to Death	$77,467	—	—	—	—	N/A	$77,467
•	Termination due to Disability	$77,467	—	—	—	—	N/A	$77,467

(1)	Cash severance is generally paid in a lump sum at termination. Cash severance amounts estimated above are based on providing executives with prorated outstanding incentive awards and a multiple of the sum of (i) their annual base rate of salary at date of termination plus (ii) their target annual bonus for the year prior to termination, with such multiple equal to three (3) for Mr. McElya and two (2) for Messrs. Hasler, Campbell, Beard, and Stephenson. If the termination occurs following a change of control, each Named Executive officer’s cash severance is increased by one additional year’s base salary. Further description of the terms applicable to cash severance payments is included under “Terms Applicable to Payments Upon Termination of Employment” beginning on page 130.
(2)	The pension enhancement provides for payment of the present value of the additional accrued benefit that would otherwise be due from the Company’s qualified and non-qualified pension plans had the executive continued in active service for a specified number of years beyond termination, with such number of years equal to three (3) for Mr. McElya and two (2) for Messrs. Hasler, Campbell, Beard, and Stephenson. Pension-eligible earnings to be used for these calculations depend on the circumstances of the termination, described under “Terms Applicable to Payments Upon Termination of Employment” beginning on page 130.
(3)	Health and life insurance benefits are continued for the Named Executive Officers and their covered dependents after termination of employment under certain circumstances. In such cases, the commitment is generally to provide for coverage for these benefits in a manner such that (i) benefits provided are substantially similar to those at termination and (ii) recipients of such benefits will not pay higher share of cost for such benefits than had been required prior to termination of employment based on elections in place at that time. Further description of the terms applicable to health and life insurance benefits is included under “Terms Applicable to Payments Upon Termination of Employment,” beginning on page 130.
(4)	Under Mr. McElya’s employment agreement, payment of the cost of outplacement services is provided in an amount up to 15% of his annual base salary at the time of termination, and for purposes of the computations above, actual reimbursement was assumed not to exceed $50,000. In addition, outplacement services were assumed not to be utilized in the death and disability scenarios for Mr. McElya. Upon termination without cause (or resignation for good reason) after a change of control, all Named Executive officers are entitled to payment of the cost of outplacement services in an amount equal to the lesser of 15% of annual base salary at the time of termination, or $50,000.
(5)	Represents effect of accelerated vesting related to time-based and performance-based stock options. In the event of a change in control, outstanding and unvested time-based stock options become fully vested and exercisable, and 20% to 100% of outstanding and unvested performance-based options for the tranche applicable to the year in which the change in control occurs (and the tranche(s) applicable to future years) shall vest to the extent that cumulative consolidated EBITDA performance from the 2004 calendar year through the most recent fiscal year-end meets or exceeds 85% of cumulative performance targets for the same period (where vesting occurs on a straight-line basis between 20% and 100% depending on achievement of the performance targets between 85% and 100%).
(6)	Upon a change of control of the Company each executive may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Pursuant to the executive’s employment agreement and/or the Severance Plan, the Company has agreed to reimburse the executive for all excise taxes that are imposed on the executive pursuant to Section 280G and any income and excise taxes that are payable by the executive as a result of this reimbursement. These amounts assume that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition covenants included in the agreement. Amounts will be discounted to the extent the Company can demonstrate by clear and convincing evidence that the non-competition covenants included in the agreement substantially constrains the executive’s ability to perform services and there is a reasonable likelihood that the non-competition covenants will be enforced against the individual.

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

Mr. McElya’s Employment Agreement

On March 26, 2009, Mr. McElya’s existing employment agreement with the Company was amended and restated, primarily to document that Mr. McElya was again serving as the Company’s Chief Executive Officer in addition to serving as the Company’s Chairman. The material provisions of Mr. McElya’s previous employment agreement, entered into in December 2007, remained unchanged. Mr. McElya’s employment agreement provides him with special retirement termination benefits in the event that he terminates employment as Chief Executive Officer with at least 90 days prior written notice and agrees to continue providing services to the Company as non-executive Chairman of the Board for a period to be mutually agreed (a “qualified retirement”). The special retirement benefits correspond to the amounts and benefits that would otherwise be payable to Mr. McElya in connection with an involuntary termination of his employment without “cause”, or in connection with a voluntary termination of his employment for “good reason”, as such terms are defined in the employment agreement. Mr. McElya’s employment agreement also provides that, following a qualified retirement as described above, Mr. McElya’s stock options with Cooper-Standard Holdings Inc. (“Holdings”) will continue to vest as if he remained employed for so long as Mr. McElya continues to serve as non-executive Chairman, and his vested options upon termination as Chairman will remain exercisable until two years following the date of his termination as Chairman (or until the normal option term expiration date, if sooner).

In December 2007, Mr. McElya also entered into a put option agreement with Holdings and certain stockholders of Holdings related to the 20,000 shares of Holdings’ common stock that Mr. McElya purchased on December 23, 2004 (the “Purchased Shares”). Under the terms of the put option agreement, in the event of Mr. McElya’s qualified retirement as described above, or termination of employment due to death or disability, in each case, prior to the occurrence of a qualified initial public offering of Holdings’ common stock, Mr. McElya will have the right to require Holdings to purchase his Purchased Shares for fair market value. Mr. McElya’s put right under the put option agreement is generally exercisable within 180 days following the date of his termination as non-executive Chairman of the Company or termination due to death or disability.

The current term of Mr. McElya’s employment agreement ends December 31, 2009 but will be automatically extended for one year periods thereafter unless either the Company or Mr. McElya provides a notice of termination by September 30 of a given year. The agreement provides Mr. McElya with an annual base salary (currently $950,000), which is to be reviewed by the Board each year. The Board may increase, but not decrease, the base salary. The agreement also provides Mr. McElya with an annual bonus opportunity based on a percentage of his base salary (currently 100%) as well as participation in the Company’s benefit plans and long-term incentive plans and programs. Effective January 2009, Mr. McElya and the other members of the Company’s senior leadership team, consented to a 10% reduction in base salary for a six month period, subject to extension, and waived eligibility under the annual bonus plan for a bonus with respect to the first half of 2009. In addition, Mr. McElya consented to the freezing of certain retirement and savings plan benefits.

If Mr. McElya terminates employment for “Good Reason”, or the Company terminates Mr. McElya’s employment without “Cause”, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to Mr. McElya: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any target annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) the greater of a lump sum payment equal to three times his current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination) or a sum equal to the biweekly payments that Mr. McElya would have received if he were paid at the rate of his average compensation for the remainder of the term; (iv) a lump sum payment equal to the value of three additional years of service credit under the Company’s qualified and non-qualified defined benefit pension plans, assuming his compensation under such plans for the three year period was the highest compensation paid to him during any of the five calendar years preceding the year in which his termination of employment occurs (not impacted by the Company’s freezing of accruals under the qualified defined benefit retirement plan); (v) three years of continued coverage under the life, accident and health plans sponsored by the Company and in which Mr. McElya was covered immediately prior to his termination; (vi) medical and life insurance coverage for Mr. McElya and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to 15% of his annual base pay. The lump sum amounts described in clauses (iii) and (iv) of the preceding sentence are payable six months following the date of Mr. McElya’s termination of employment. If, during the first 36 months of life, medical and accident benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to Mr. McElya and his covered family members on a tax-free basis, then the Company will make an additional payment to Mr. McElya to reimburse him for the taxes due on such benefits.

Termination for “Cause” under Mr. McElya’s employment agreement means termination for any of the following reasons: (i) any act or omission constituting a material breach by him of any of his significant obligations under the agreement or his continued failure or refusal to adequately perform the duties reasonably required of him which is materially injurious to the Company and his failure to correct such breach, failure or refusal within thirty (30) days of notice to him thereof by the Company’s board of directors; (ii) the conviction for a felony or the conviction for or finding by civil verdict of the commission by him of a dishonest act or common law fraud against the Company; or (iii) any other willful act or omission which is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company and his failure to correct such act or omission after notification by the Board of any such act or omission.

Termination by Mr. McElya for “Good Reason” under his employment agreement means termination following the occurrence of any of the following, without Mr. McElya’s express, prior written consent: (i) a material breach by the Company of its obligations under the agreement relating to Mr. McElya’s duties, compensation and benefits, including but not limited to, the assignment to him of any duties materially inconsistent with his status as Chief Executive Officer of the Company, or his removal from such position, or a substantial adverse alteration in the nature of his responsibilities except, in each case, in connection with a promotion, and the failure of the Company to remedy such breach within thirty (30) days after receipt of written notice of such breach from Mr. McElya; (ii) the relocation of Mr. McElya’s work location 150 miles or more from its current location, except for relocation to the Company’s headquarters and required travel on the Company’s business to an extent reasonably required to perform his duties; (iii) except as required by law, the failure by the Company to provide Mr. McElya with benefit plans that provide health, life, disability, retirement and fringe benefits that are substantially comparable in the aggregate to the level of such benefits provided him by Cooper Tire immediately prior to the 2004 Acquisition other than in connection with a reduction in such level of benefits that applies to other senior executives of the Company; (iv) the failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform the Company’s obligations under the employment agreement and provide Mr. McElya with the same or a comparable position, duties, benefits, and base salary and incentive compensation as provided in the employment agreement; or (v) the failure of the board of directors to elect Mr. McElya to his existing position or an equivalent position.

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

The agreement also provides that if any payment or the amount of benefits due under the agreement or otherwise would be considered an excess parachute payment that subjects Mr. McElya to excise tax under Internal Revenue Code Section 4999, then the Company will make an additional “gross-up” payment to Mr. McElya to reimburse him for such taxes (and any taxes due on the gross-up payment).

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

Employment Agreements of Other Named Executive Officers

The Company has in effect employment agreements with the other Named Executive Officers, which are substantially similar to Mr. McElya’s employment agreement except as described below. Each agreement has an initial term ending December 31, 2009 and continues for one year periods thereafter, unless the Company or Named Executive Officer provides a notice of termination at least 60 days prior to the end of any term. Under the agreements, each Named Executive Officer is paid an annual base salary, currently as follows: $750,000 for Mr. Hasler; $440,000 for Mr. Campbell; and $385,000 for Mr. Stephenson. Mr. Beard’s employment with the Company terminated on March 31, 2009. The agreements provide that the Compensation Committee may increase the base salary from time to time, based upon the recommendation of the Chief Executive Officer. The agreements also provide that the Named Executive Officers are entitled to participate in such annual and long-term incentive compensation programs and benefit plans and programs as are generally provided to senior executives. In January of 2009, the Named Executive Officers consented to a 10% reduction in their base salaries for a six month period, subject to extension, and waived their eligibility under the annual bonus plan to bonuses with respect to the first half of 2009. In addition, the Named Executive Officers consented to the freezing of certain retirement and savings plan benefits.

If a Named Executive Officer terminates employment for “Good Reason” or the Company terminates the employment of the Named Executive Officer without “Cause”, as those terms are defined in the agreement and described below, and in each case prior to a change of control of the Company, then the Company will pay or provide to the Named Executive Officer: (i) his accrued but unpaid salary, annual and long-term incentive compensation amounts; (ii) a pro rata payment of any annual incentive compensation amounts for which the performance period has not ended; (iii) a lump sum payment equal to two times the executive’s current annual base salary plus his annual target bonus amount (for the year preceding the year of his termination); (iv) a lump sum payment equal to the value of two additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for such period was the same as the compensation paid to him during the year preceding his termination of employment (though additional years of service credit are not provided in relation to the qualified plan for this purpose beyond January 31, 2009 when the company froze the qualified plan); and (v) two years of continued coverage under the life and health plans sponsored by the Company at the same cost to the executive as is being charged to active employees.

Termination for “Cause” under the employment agreements of these executives means termination for any of the following reasons: (i) the executive’s willful failure to perform duties or directives which is not cured following written notice; (ii) the executive’s commission of a felony or crime involving moral turpitude; (iii) the executive’s willful malfeasance or misconduct which is demonstrably injurious to the Company; or (iv) material breach by the executive of the non-competition, non-solicitation or confidentiality provisions of the agreement.

Termination by any of these executives for “Good Reason” shall mean termination following any of the following: (i) a substantial diminution in the executive’s position or duties, adverse change in reporting lines, or assignment of duties materially inconsistent with the executive’s position; (ii) any reduction in the executive’s base salary or annual bonus opportunity; (iii) any reduction in the executive’s long-term cash incentive compensation opportunities, other than reductions generally affecting other senior executives participating in the applicable long-term incentive compensation programs or arrangements; (iv) the failure of the Company to pay the executive any compensation or benefits when due; (v) relocation of the executive’s principal place of work in excess of 50 miles from the executive’s current principal place of work; or (vi) any material breach by the Company of the terms of the Agreement; in each case if the Company fails to cure such event within 10 calendar days after receipt from the executive of written notice of the event which constitutes Good Reason.

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

Change of Control Severance Plan

If the Named Executive Officers are terminated following a change of control of the Company, then in lieu of the severance payments and benefits described above, the executives are entitled to the severance pay and benefits provided under the Company’s Change of Control Severance Pay Plan. Under the plan, if within two years following a “Change of Control” of the Company as defined in the plan and described below, a Named Executive Officer is terminated by the Company (or its successor in the change of control transaction) without “Cause” as defined in the plan and described below, or terminates his employment for certain reasons, then the Company (or its successor) will pay or provide to the Named Executive Officer: (i) an amount equal to one year of his annual base salary; (ii) a pro rata payment of any annual and long-term incentive compensation amounts for which the performance periods have not ended; (iii) a lump sum payment equal to three (for Mr. McElya) and two (for all other Named Executive Officers) times his current annual base salary plus his annual target bonus amount (for the year preceding the year of the change of control); (iv) a lump sum payment equal to the value of three (for Mr. McElya) and two (for all other Named Executive Officers) additional years of service credit under the Company’s qualified and nonqualified defined benefit pension plans, assuming the executive’s compensation under such plans for respective period was the highest compensation paid to the executive during any of the five years preceding the year in which his termination of employment occurs (though additional years of service credit are not provided in relation to the qualified plan for this purpose beyond January 31, 2009 when the Company froze the qualified plan); (v) three years (for Mr. McElya) and two years (for all other Named Executive Officers) of continued coverage under the life and health plans sponsored by the Company and in which the executive was covered immediately prior to his termination; (vi) medical and life insurance coverage for the Named Executive Officer and his spouse for their lifetimes, and for his dependent children until they cease to qualify as dependents, at the same cost as was being charged to the Named Executive Officer immediately prior to the change of control; and (vii) outplacement services for up to two calendar years following the year of termination, not to exceed a cost equal to the lesser of 15% of the Executive’s annual base pay or $50,000. If, during the first 36 months (for Mr. McElya) or 24 months (for all other Named Executive Officers) of life and medical benefit continuation, the Company is unable to provide what are otherwise intended to be non-taxable benefits to the Named Executive Officer and his covered family members on a tax-free basis, then the Company will make an additional payment to the Named Executive Officer to reimburse him for the taxes due on such benefits. In addition, under the Supplementary Benefit Plan (as described in the Executive Compensation Components section), participants receive a lump sum payout of the present value of their accrued benefits under this plan within 60 days after a termination of employment as described in this paragraph.

A “Change of Control” under the plan means the occurrence of any of the following events: (i) the sale or disposition, in one or a series of related transactions, of all or substantially all of the assets of the Company to any “person” or “group” (as such terms are defined in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”)) other than certain permitted entities affiliated with the Company or its Sponsors or (ii) any person or group, other than such permitted entities, becomes the “beneficial owner” (as defined in Rules 13d-3 and l3d-5 under the Exchange Act), directly or indirectly, of greater than or equal to 50% of the total voting power of the voting stock of the Company, including by way of merger, consolidation or otherwise, except where one or more of the Sponsors and/or their respective affiliates, immediately following such merger, consolidation or other transaction, continue to have the ability to designate or elect a majority of the board of directors of the Company (or the board of directors of the resulting entity or its parent company). A transaction or series of transactions that would otherwise not constitute a Change of Control is treated as a Change of Control for purposes of the Named Executive Officer’s entitlements under the plan if clause (i), above, is satisfied in respect of the business or division in which such executive is principally engaged.

Termination for “Cause” under the plan has the same meaning as termination for Cause under Mr. McElya’s employment agreement, described above. The circumstances that constitute reasons under the plan for which a Named Executive Officer may terminate his employment and be entitled to severance benefits as if he was terminated without Cause are as follows: (i) for Messrs. McElya, Hasler, Campbell, Beard and Stephenson, a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive immediately prior to the Change in Control, (ii) a reduction in the executive’s base salary or opportunities for incentive compensation under applicable Company plans and programs, (iii) the termination or denial of the executive’s rights to employee benefits or a reduction in the scope or aggregate value thereof, (iv) any material breach of its obligations under the plan by the Company or any successor or (v) a requirement by the Company that the executive move his principal work location more than 50 miles; in each case other than (v) unless remedied by the Company within ten calendar days following notice from the executive of such circumstances. Under the plan, Mr. McElya may voluntarily terminate his employment for any reason or without reason during the thirty-day period immediately following the date that is six months after a Change of Control has occurred (other than a Change of Control related to an initial public offering) and receive the severance benefits applicable to termination without Cause.

The plan also provides that if any payment or the amount of benefits due under the plan or otherwise would be considered an excess parachute payment that subjects the Named Executive Officer to excise tax under Internal Revenue Code Section 4999, then the Company will make an additional “gross-up” payment to the Named Executive Officer to reimburse him for such taxes (and any taxes due on the gross-up payment).

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

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash (b)		Stock Awards (c)		Option Awards (d)		All Other Compensation (g)		Total (h)

S.A. Johnson	$124,000	(1)	—		—		$25,144	(8)	$149,144

Gerald J. Cardinale	—	(2)	—		—		—		—

Gary L. Convis	$74,000	(3)	—		$84,974	(7)	—		$158,974

Jack Daly	—	(2)	—		—		—		—

Leo F. Mullin	—	(2)	—		—		—		—

James A. Stern	—	(2)	—		—		—		—

Stephen A. Van Oss	$38,000	(4)	—		$84,974	(7)	—		$122,974

Kenneth L. Way	$84,000	(5)	$38,675	(6)	$42,487	(7)	—		$165,162

Michael F. Finley (2)	—	(2)	—		—		—		—

(1)	Represents $115,000 for Mr. Johnson’s annual outside director fee and service during the year as Lead Director, and $9,000 for attendance at meetings of the Board of Directors in 2008.
(2)	As officers or nominees of the Company’s Sponsors, Messrs. Cardinale, Daly, Finley, Mullin and Stern were not entitled to compensation for serving as a director or member of any committee of the Board of Directors. Mr. Finley resigned from the Board of Directors effective April 30, 2008.
(3)	Represents $65,000 for Mr. Convis’ annual outside director fee and $9,000 for attendance at meetings of the Board of Directors in 2008.
(4)	Represents $32,500 for Mr. Van Oss’ partial year outside director fee, $2,500 for his service as Chairman of the Audit Committee for a portion of 2008 and $3,000 for attendance at meetings of the Board of Directors in 2008.
(5)	Represents $65,000 for Mr. Way’s annual outside director fee, $10,000 for his service as Chairman of the Audit Committee for a portion of 2008 and Chairman of the Compensation Committee for the remainder of 2008, and $9,000 for attendance at meetings of the Board of Directors in 2008.
(6)	The amount shown in column (c) represents the compensation costs associated with Company matching stock units allocated under the Management Stock Purchase Plan as determined in accordance with FAS 123(R). See Note 17 of the Company’s financial statements for 2007 for the assumptions made in determining the FAS 123(R) values. There can be no assurance that the FAS 123(R) value will ever be realized. The Management Stock Purchase Plan allows non-executive directors to defer fees under the plan and allocate them to Company stock units that are eligible for matching grants on the same basis as that applicable to executives.
(7)	The amount shown in column (d) represents the compensation costs of stock option awards granted in 2008 for financial reporting purposes under FAS 123(R). See Note 17 of the Company’s financial statements for 2008 for the assumptions made in determining FAS 123(R) values. There can be no assurance that the FAS123(R) value will ever be realized.
(8)	Represents reimbursement of health care benefit premiums.

Summary of Director Compensation

None of our directors who are officers or nominees of our Sponsors receive any compensation for serving as a director or as a member or chair of a committee of the Board of Directors. Members of the Board of Directors who are not employees of the Company or officers, nominees or employees of our Sponsors are compensated with an outside director fee in the amount of $65,000 per year and, if they serve as chair of a committee of the Board of Directors, an additional fee of $10,000 per year. Our directors who are not employees of the Company or officers, nominees or employees of our Sponsors also receive $1,500 per meeting of the Board of Directors that such members attend, and are eligible to receive grants of non-qualified and incentive stock options and other stock-based awards under the Company’s Stock Incentive Plan.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company has reviewed and discussed the above Compensation Discussion & Analysis with management and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion & Analysis be included in this annual report.

Kenneth L. Way, Chairman
Jack Daly
James A. Stern

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes show information regarding the beneficial ownership of the issued and outstanding common stock of Cooper-Standard Holdings Inc. as of March 24, 2009 by (i) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Cooper-Standard Holdings Inc., (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Name and beneficial owner	Number	Percent
The Cypress Group L.L.C.(1)	1,715,000	49.3%
The Goldman Sachs Group, Inc.(2)	1,715,000	49.3
James S. McElya	20,000	*
S.A. (Tony) Johnson	5,000	*
Kenneth L. Way	2,500	*
James A. Stern(3)	—	—
Gerald J. Cardinale(4)	1,715,000	49.3
Jack Daly	1,715,000	49.3
Leo F. Mullin	1,000	*
Larry J. Beard	5,000	*
Allen J. Campbell	3,150	*
Edward A. Hasler	2,700	*
All directors and executive officers as a group (11 persons)(5)	39,350	1.1%

*	less than 1%.
(1)	Includes 1,624,386 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 71,337 shares of common stock owned by Cypress Merchant Banking II C.V., 15,847 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 3,430 shares owned by Cypress Side-by-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The business address of these entities is c/o The Cypress Group L.L.C., 65 East 55th Street, New York, New York 10022.
(2)

The number of shares indicated as owned by The Goldman Sachs Group, Inc. (“GS Group”) reflects the number of shares of common stock that corresponds to the number of common shares held by investment partnerships (the “GS Funds”), of which affiliates of GS Group are the general partner or managing general partner. GS Group and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own in the aggregate 1,715,000 shares of common stock which are deemed to be beneficially owned directly or indirectly by the GS Funds. Goldman, Sachs & Co. is the investment manager for certain of the GS Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of GS Group. GS Group, Goldman, Sachs & Co. and the GS Funds share voting power and investment power with certain of their respective affiliates. Shares deemed to be beneficially owned by the GS Funds consist of: (a) GS Capital Partners 2000, L.P. – 970,536 shares, (b) GS Capital Partners 2000 Offshore, L.P. – 352,656 shares, (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG – 40,565 shares, (d) GS Capital Partners 2000 Employee Fund, L.P. – 308,368 shares and (e) Goldman Sachs Direct Investment Fund 2000, L.P. – 42,875 shares. GS Group, Goldman, Sachs & Co. and their affiliates each disclaims beneficial ownership of the shares of common stock owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. The business address of these entities is c/o GS Capital Partners 2000, 85 Broad St., New York, New York 10004.

(3)	Mr. Stern is Chairman of The Cypress Group L.L.C. Mr. Stern may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds, but disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.
(4)	Mr. Cardinale is a Managing Director in Goldman, Sachs & Co.’s Principal Investment Area. Mr. Cardinale disclaims beneficial ownership of any shares held or controlled by these entities or their affiliates, except to the extent of his pecuniary interest therein, if any.
(5)	Does not include the 1,715,000 shares shown on the table with respect to Mr. Cardinale, which represent the same 1,715,000 shares shown with respect to The Goldman Sachs Group, Inc., or the 1,715,000 shares shown on the table with respect to Mr. Stern, which represent the same 1,715,000 shares shown with respect to the Cypress Group L.L.C.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Messrs. Johnson, Cardinale, Convis, Daly, Mullin, Stern, Van Oss and Way are “independent” directors as defined in the listing standards of the Nasdaq Stock Market. Mr. McElya, our Chairman, is not an “independent” director within such definition.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

	Fiscal Year Ended December 31,
	2007	2008
Audit fees (1)	$3,487	$3,188
Audit-related fees (2)	861	245
Tax fees (3)	1,034	993

(1)	Audit fees include services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, international statutory audits, and assistance with filing of our registration statements.
(2)	Audit related fees include services related to the audits of our employee benefit plans and consultation concerning financial accounting and reporting standards, as well as services related to transaction advisory.
(3)	Tax fees include services related to tax compliance, tax advice, and tax planning.

The Audit Committee has considered whether the provision of services described under the heading “Tax Fees” is compatible with maintaining Ernst & Young LLP’s independence. In light of the nature of work performed and amount of the fees paid to Ernst & Young LLP for those services, the Audit Committee concluded that the provision of such services is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by Ernst & Young LLP. All of the audit, audit-related, tax, and all other services performed by Ernst & Young LLP were pre-approved by the Audit Committee pursuant to its pre-approval policies and procedures as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, independent registered public accountants	52
Consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006	53
Consolidated balance sheets as of December 31, 2008 and December 31, 2007	54
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2008, 2007 and 2006	55
Consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006	56
Notes to Consolidated financial statements	57

2. Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	101

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit
3.3**	Certificate of Incorporation of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

3.4***	Certificate of Amendment of Certificate of Incorporation of Cooper-Standard Holdings Inc. dated November 12, 2007.

3.5**	Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.1**	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.2**	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.3***	Supplemental Indenture No. 1, Senior Notes due 2012, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee.

4.4***	Supplemental Indenture No. 1, Senior Subordinated Notes due 2014, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee.

4.5**	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.6**	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.7**	Form of 7% Senior Notes due 2012, exchange note Global Note (incorporated by reference to Exhibit 4.5 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.8**	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note (incorporated by reference to Exhibit 4.6 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.9**	7% Senior Notes due 2012, Rule 144A Global Note (incorporated by reference to Exhibit 4.7 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.10**	7% Senior Notes due 2012, Regulation S Global Note (incorporated by reference to Exhibit 4.8 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.	Description of Exhibit
4.11**	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note (incorporated by reference to Exhibit 4.9 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.12**	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note (incorporated by reference to Exhibit 4.10 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

10.1**	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.2**	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.3**	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.4**	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.5**	Intercompany Subordination Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.6	First Amendment and Consent to Credit Agreement, dated as of February 1, 2006, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).

10.7	Second Amendment to Credit Agreement, dated as of July 26, 2007, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Steffens Beheer BV, various Lender parties, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2007).

Exhibit No.	Description of Exhibit
10.8	Third Amendment to Credit Agreement, dated as of December 18, 2008, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), various Lender parties, and Deutsche Bank Trust Company Americas as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2008).

10.9**	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.10**	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.11	Stock and Asset Purchase Agreement, dated as of December 4, 2005, between ITT Industries, Inc. and Cooper-Standard Automotive Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2005).

10.12	First Amendment to the Stock and Asset Purchase Agreement dated February 6, 2006 between Cooper-Standard Automotive Inc. and ITT Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006).

10.13	Sale and Purchase Agreement, dated and notarized on June 9 and June 10, 2007, by and between Automotive Sealing Systems S.A., Cooper-Standard Automotive Inc. and CSA Germany GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2007).

10.14**	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.15**	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.16**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.17**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.18****	Fourth Amended and Restated Employment Agreement, dated July 1, 2008, by and among Cooper-Standard Automotive Inc. and James S. McElya.

Exhibit No.	Description of Exhibit
*10.19***	Executive Put Option Agreement, dated December 19, 2007, by and among Cooper-Standard Holdings Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P., Cypress Side-by-Side LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000, L.P. and James S. McElya.

*10.20**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.21****	Employment Agreement, dated as of July 1, 2008, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler.

*10.22**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.23****	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell.

*10.24**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.25****	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson.

*10.26**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.27**	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.29	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and Leo F. Mullin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2005).

*10.30****	Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan, as Amended and Restated Effective July 1, 2008.

*10.31***	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, as Amended and Restated Effective November 1, 2007.

*10.32****	Form of Nonqualified Stock Option Agreement.

*10.33****	Cooper-Standard Automotive Inc. Deferred Compensation Plan, Effective January 1, 2005 with Amendments through December 31, 2008.

*10.34	Cooper-Standard Automotive Inc. Pre-2005 Executive Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).

*10.35****	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2009.

*10.36	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).

Exhibit No.	Description of Exhibit
10.37**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.38**	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.39***	Limited Liability Company Agreement of Nishikawa Standard Company LLC, dated as of January 1, 2008.

21.1****	List of Subsidiaries

24.1****	Powers of Attorney

31.1****	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2****	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1****	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2****	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contracts and compensatory plans or arrangements
**	Refers to the applicable exhibit filed with the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc. (File Nos. 333-123708)
***	Incorporated by reference to the applicable exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007
****	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: March 31, 2009	/s/ James S. McElya
James S. McElya
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Chairman and Chief Executive Officer and Director
James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)
Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)
Helen T. Yantz

/s/ Edward A. Hasler	Vice Chairman and President, North America, and Director
Edward A. Hasler

/s/ Gerald J. Cardinale	Director
Gerald J. Cardinale

/s/ Gary L. Convis	Director
Gary L. Convis

/s/ Jack Daly	Director
Jack Daly

/s/ S. A. (Tony) Johnson	Director
S. A. (Tony) Johnson

/s/ Leo F. Mullin	Director
Leo F. Mullin

/s/ James A. Stern	Director
James A. Stern

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ Kenneth L. Way	Director
Kenneth L. Way

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders or proxy material has been sent to the registrant’s security holders.