Form 10-Q
period 2009-03-31
Cooper-Standard Holdings Inc.
filed 2009-05-15
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of registrant outstanding, at May 5, 2009:

3,482,612 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2009

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Sales	$756,021	$401,768
Cost of products sold	636,902	363,936

Gross profit	119,119	37,832
Selling, administration, & engineering expenses	67,403	45,164
Amortization of intangibles	7,836	7,218
Restructuring	2,395	22,563

Operating profit (loss)	41,485	(37,113)
Interest expense, net of interest income	(24,215)	(21,097)
Equity earnings (loss)	2,145	(230)
Other income (expense)	3,508	(662)

Income (loss) before income taxes	22,923	(59,102)
Provision (benefit) for income tax expense	7,218	(3,825)

Consolidated net income (loss)	15,705	(55,277)
Less: Net (income) loss attributable to noncontrolling interest	(33)	311

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$15,672	$(54,966)

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2008	March 31, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,521	$88,339
Accounts receivable, net	352,052	354,171
Inventories, net	116,952	106,602
Prepaid expenses	19,162	20,191
Other	23,867	17,722

Total current assets	623,554	587,025
Property, plant, and equipment, net	623,987	586,456
Goodwill	244,961	244,961
Intangibles, net	227,453	217,018
Other assets	98,296	97,557

	$1,818,251	$1,733,017

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$94,136	$116,703
Accounts payable	192,948	158,165
Payroll liabilities	69,601	65,444
Accrued liabilities	94,980	115,767

Total current liabilities	451,665	456,079
Long-term debt	1,049,959	1,038,978
Pension benefits	161,625	156,107
Postretirement benefits other than pensions	76,822	76,274
Deferred tax liabilities	28,265	29,004
Other long-term liabilities	30,253	28,577
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2008 and March 31, 2009, 3,479,100 shares issued and outstanding at December 31, 2008 and March 31, 2009	35	35
Additional paid-in capital	354,894	355,301
Accumulated deficit	(280,216)	(335,182)
Accumulated other comprehensive loss	(59,536)	(76,248)

Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15,177	(56,094)
Noncontrolling interest	4,485	4,092

Total equity (deficit)	19,662	(52,002)

Total liabilities and equity (deficit)	$1,818,251	$1,733,017

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2009

(UNAUDITED)

(Dollar amounts in thousands)

	2008	2009
Operating Activities:
Consolidated net income (loss)	$15,672	$(54,966)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,973	22,861
Amortization	7,836	7,218
Non-cash restructuring charges	58	33
Gain on bond repurchase	(1,696)	—
Amortization of debt issuance cost	1,128	1,251
Changes in operating assets and liabilities	(28,820)	(8,666)

Net cash provided by (used in) operating activities	22,151	(32,269)
Investing activities:
Property, plant, and equipment	(25,652)	(8,340)
Other	145	26

Net cash used in investing activities	(25,507)	(8,314)
Financing activities:
Increase in short term debt	20,233	24,280
Principal payments on long-term debt	(7,513)	(5,608)
Repurchase of bonds	(5,306)	—
Other	127	—

Net cash provided by financing activities	7,541	18,672
Effects of exchange rate changes on cash	(3,739)	(1,271)

Changes in cash and cash equivalents	446	(23,182)
Cash and cash equivalents at beginning of period	40,877	111,521

Cash and cash equivalents at end of period	$41,323	$88,339

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share amounts)

1. Overview

Description of business

Cooper-Standard Holdings Inc. (the “Company”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading global manufacturer of fluid handling, body sealing, and noise, vibration and harshness control (“NVH”) components, systems, subsystems, and modules primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

Change in operating structure and reporting segments

On March 26, 2009, the Company announced the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and NVH product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The Company now operates from two divisions, North America and International (covering Europe, South America and Asia). The Company’s reporting segments have changed, as of April 1, 2009, to reflect the new operating structure of the Company. This quarterly report is presented on the basis of the prior reporting segments.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of December 31, 2008, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2009 are not necessarily indicative of results for the full year.

Effective January 1, 2009 the Company implemented the Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported results of operations. Refer to Note 8, Comprehensive Income (Loss) and Equity (Deficit) and Note 9, Other Income (Expense) of this form 10-Q for additional information on the adoption of SFAS No. 160.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement as of January 1, 2009.

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions entered into by the Company on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 was effective for the fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date was fiscal years beginning after November 15, 2008. See Note 13, Derivative Instruments and Hedging Activities for additional discussion of SFAS No. 157.

Subsequent Events

On April 30, 2009, Chrysler LLC and certain of its U.S. subsidiaries filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s sales to Chrysler’s North American operations for the quarter ended March 31, 2009 were $21.1 million or approximately 5% of consolidated sales. As discussed in Note 14, the Company is participating in the Auto Supplier Support Program for certain Chrysler receivables. Management is evaluating the impact of this bankruptcy on the outstanding receivable from Chrysler and believes there are no material adjustments required to the condensed consolidated financial statements as of March 31, 2009.

In recent months, General Motors has reported severe liquidity concerns and the potential inability to meet short-term cash funding requirements and has indicated that there is substantial doubt about its ability to continue as a going concern. Sales to General Motors’ North American operations for the quarter ended March 31, 2009 were $40.2 million or approximately 10% of consolidated sales. The Company will also participate in the Auto Supplier Support Program for General Motors. Management will continue to monitor sales to General Motors and assess the impact on the Company’s financial position and results of operations.

Significant Risks and Uncertainties

As of March 31, 2009, the Company was in compliance with all of its debt covenants. However, as a result of the current automotive industry environment (including the bankruptcy of Chrysler and the North American production shut-downs announced by Chrysler and General Motors), it is uncertain whether we will continue to be in compliance with our debt covenants through 2009. The Company is in the process of assessing the impact of noncompliance and is reviewing alternative responses to this significant uncertainty. Refer to Note 5, Debt of this form 10-Q for additional information on 2009 debt covenant compliance.

2. Goodwill and Intangibles

The changes in the carrying amount of goodwill, by reportable operating segment for the three months ended March 31, 2009 are summarized as follows:

	Body & Chassis	Fluid	Asia Pacific	Total
Balance at January 1, 2009	$137,415	$106,125	$1,421	$244,961
Adjustments	—	—	—	—

Balance at March 31, 2009	$137,415	$106,125	$1,421	$244,961

Automotive industry conditions in North America and Europe continue to be challenging. In North America one of the Company’s customers filed for bankruptcy protection in April 2009, estimated vehicle production volumes are significantly lower than prior years and product mix is changing. In Europe the market is fragmented with significant overcapacity and estimated production volumes are declining. If these conditions continue beyond 2009 the Company could potentially need to record a charge to goodwill reflecting impairment.

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2008 and March 31, 2009, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$156,039	$(78,100)	$77,939	7 to 9 years
Customer relationships	169,105	(33,669)	135,436	15 to 20 years
Developed technology	6,421	(2,204)	4,217	5 to 12 years
Trademarks and tradenames	1,700	(306)	1,394	12 to 20 years
Other	11,358	(2,891)	8,467

Balance at December 31, 2008	$344,623	$(117,170)	$227,453

Customer contracts	$154,081	$(81,980)	$72,101	7 to 9 years
Customer relationships	166,801	(35,305)	131,496	15 to 20 years
Developed technology	6,352	(2,413)	3,939	5 to 12 years
Trademarks and tradenames	1,700	(333)	1,367	12 to 20 years
Other	11,034	(2,919)	8,115

Balance at March 31, 2009	$339,968	$(122,950)	$217,018

Amortization expense totaled $7,836 and $7,218 for the three months ended March 31, 2008 and 2009, respectively. Estimated amortization expense will total approximately $29,000 for the year ending December 31, 2009.

The Company monitors long-lived assets for impairment indicators. The Company performs impairment analysis by comparing the undiscounted cash flows expected to be generated from long-lived assets to related net book values when such indicators occur. The Company concluded that no such indicators occurred during the first quarter ended March 31, 2009. The Company will assess the impact of the April 30, 2009 Chrysler bankruptcy on the realization of its intangible assets (as well as its other long-lived assets) during the second quarter of 2009.

3. Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. During the first quarter of 2009, the Company recorded total costs of $138 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $9 and $129, respectively. The initiative is substantially complete as of March 31, 2009 at an estimated total cost of approximately $27,000, but the Company will continue to incur costs until the facilities are sold. The following table summarizes the activity for this initiative during the first quarter of 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$73	$250	$—	$323
Expense incurred	9	129	—	138
Cash payments	(32)	(177)	—	(209)
Utilization of reserve	—	—	—	—

Balance at March 31, 2009	$50	$202	$—	$252

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative was substantially completed as of March 31, 2009 at an estimated total cost of approximately $22,000. The Company recorded severance costs and other exit costs of $39 and $88, respectively during the three months ended March 31, 2009. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$742	$—	$—	$742
Expense incurred	39	88	—	127
Cash payments	(171)	(88)	—	(259)
Utilization of reserve	—	—	—	—

Balance at March 31, 2009	$610	$—	$—	$610

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are substantially complete as of March 31, 2009 at an estimated total cost of approximately $21,000, including costs recorded through purchase accounting. The Company will continue to incur costs until the facilities are sold. As a result of this initiative, the Company recorded certain severance and other exit costs of

$11,833 and $720, respectively, through purchase accounting in 2006. The Company recorded severance and other exit costs of $11, and $827, respectively during the quarter ended March 31, 2009. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$1,295	$490	$—	$1,785
Expense incurred	11	827	—	838
Cash payments	(304)	(827)	—	(1,131)
Utilization of reserve	—	—	—	—

Balance at March 31, 2009	$1,002	$490	$—	$1,492

2007 Initiatives

In 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed as of December 31, 2007. The estimated total cost of this closure is approximately $3,400. The Company will continue to incur costs until the facility is sold. During the quarter ended March 31, 2009 the Company recognized other exit costs and asset impairments of $17 and $3, respectively, related to this initiative.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The estimated total cost of this initiative is approximately $18,500. The Company recorded severance, other exit costs and asset impairments of $349, $130 and $88, respectively, during the first quarter ended March 31, 2009. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$13,460	$—	$—	$13,460
Expense incurred	349	130	88	567
Cash payments	(2,297)	(130)	—	(2,427)
Utilization of reserve	—	—	(88)	(88)

Balance at March 31, 2009	$11,512	$—	$—	$11,512

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the first quarter ended March 31, 2009, the Company recorded other exit costs of $192 and reversed asset impairments of $58 in connection with this initiative.

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and NVH product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7,800. During the first quarter ended March 31, 2009, the Company recorded severance costs of $151 associated with this initiative. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$3,929	$—	$—	$3,929
Expense incurred	151	—	—	151
Cash payments	(2,124)	—	—	(2,124)

Balance at March 31, 2009	$1,956	$—	$—	$1,956

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. During the first quarter ended March 31, 2009, the Company recorded severance costs of $19,798 related to this phase of the initiative. The estimated total cost of this initiative is $20,400. The following table summarizes the activity for this initiative during the first quarter ended March 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	19,798	—	—	19,798
Cash payments	(223)	—	—	(223)

Balance at March 31, 2009	$19,575	$—	$—	$19,575

In the first quarter of 2009, the Company initiated the reorganization of one of its Brazilian facilities. During the first quarter ended March 31, 2009, the Company recorded severance costs of $367 related to this initiative. The Company does not anticipate any additional costs to be incurred.

In the first quarter of 2009, the Company initiated the reorganization of its Italian operations. During the first quarter ended March 31, 2009, the Company recorded severance costs of $423 related to this initiative. The estimated total cost of this initiative is approximately $850.

4. Inventories

Inventories are comprised of the following:

	December 31, 2008	March 31, 2009
Finished goods	$35,069	$28,843
Work in process	26,520	27,665
Raw materials and supplies	55,363	50,094

	$116,952	$106,602

5. Debt

Outstanding debt consisted of the following at December 31, 2008 and March 31, 2009:

	December 31, 2008	March 31, 2009
Senior Notes	$200,000	$200,000
Senior Subordinated Notes	323,350	323,350
Term Loan A	25,036	21,343
Term Loan B	66,365	66,198
Term Loan C	165,805	165,373
Term Loan D	184,300	183,825
Term Loan E	88,458	83,918
Revolving Credit Facility	60,933	79,754
Capital leases and other borrowings	29,848	31,920

Total debt	1,144,095	1,155,681
Less: debt payable within one year	(94,136)	(116,703)

Total long-term debt	$1,049,959	$1,038,978

During the first quarter of 2008, the Company purchased and retired $7,150 of its $330,500 outstanding Senior Subordinated Notes on the open market. The purchase was accounted for as an extinguishment of debt and, accordingly, $1,696 was recognized as a gain on debt extinguishment, after writing off the related unamortized debt issuance costs. The gain is included in other income (expense) in the condensed consolidated statement of operations.

Lehman Commercial Paper, Inc. (LCPI) had a $10,000 commitment to the Company as part of our $125,000 revolving credit facility. LCPI filed for bankruptcy protection in 2008 and the revolver availability was effectively reduced by their position, therefore the revolving credit facility currently provides for borrowings up to $115,000. The Company is seeking to have this commitment replaced by another financial institution.

The Company had $79,754 of outstanding borrowings and $29,313 of standby letters of credit outstanding under the Revolving Credit Facility as of March 31, 2009, leaving $5,933 of undrawn availability. If the Company is successful in replacing the LCPI commitment the undrawn availability would increase by $10,000.

During the second half of 2008 and the first quarter of 2009, vehicle production volumes decreased significantly resulting in a decline in sales, operating income and EBITDA. This decline in operating results reduced cushion that existed within our restrictive financial covenants and increased the risk of a future debt covenant violation. As of March 31, 2009, the Company was in compliance with all of its financial covenants. However, as a result of the current automotive industry environment (including the bankruptcy of Chrysler and the North American production shut-downs by Chrysler and General Motors), the Company is uncertain whether it will continue to be in compliance with its debt covenants through 2009. The Company is in the process of assessing the impact of noncompliance and is reviewing alternative responses to this significant uncertainty.

Non-compliance with covenants would provide our lenders the ability to demand immediate repayment of all outstanding borrowings under the Term Facility and the Revolving Facility. We would not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, cure a potential violation with the support of our shareholders, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt requirements, however, we believe we would be able to cure the violation by utilizing the equity cure right provision of our primary credit facility or obtaining a waiver or amendment of the covenants. Utilizing the equity cure right provisions of our primary credit facility would likely require additional financial support from our shareholders. Obtaining waivers or amendments relating to the covenants would likely result in significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in previous years and believe that we would be able to do so in 2009, if necessary.

6. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three month periods ended March 31, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,533	$925	$713	$620
Interest cost	3,879	1,960	3,773	1,658
Expected return on plan assets	(4,538)	(1,103)	(3,280)	(683)
Amortization of prior service cost and recognized actuarial loss	48	97	938	47
Curtailment cost	—	—	68	—

Net periodic benefit cost	$1,922	$1,879	$2,212	$1,642

As a result of freezes to several of our U.S. pension plans, service cost for the first quarter of 2009 has decreased compared to the first quarter of 2008.

	Other Postretirement Benefits
	Three Months Ended March 31,
	2008	2009
Service cost	$576	$429
Interest cost	1,206	1,055
Amortization of prior service credit and recognized actuarial gain	(495)	(821)
Other	—	40

Net periodic benefit cost	$1,287	$703

As a result of previous changes in plan design and discount rates other postretirement benefits net periodic benefit cost has decreased compared to the prior year.

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

The effective tax rate for the three months ended March 31, 2008, was 32% as compared to 7% for the three months ended March 31, 2009. The income tax rate for the three months ended March 31, 2009 varies from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

During March 2008 the Company became aware of a potentially favorable settlement of the pending bilateral Advance Pricing Agreement (APA) negotiations between the United States (US) and Canada relating to the periods 2000 – 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009 the US and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. Final bi-lateral Advance Pricing Agreements with the Company should be completed and signed during the second quarter of 2009. The settlement of the bi-lateral APA will result in income tax refunds to Cooper-Standard Automotive Canada for the years 2000 – 2007 of up to $80 million Canadian dollars. Under the terms of the Sale and Purchase Agreement with Cooper Tire and Rubber Company (CTR) dated December 23, 2004, CTR is entitled to tax refunds arising in the years 2000 – 2004. As such, it is expected that the Company will remit to CTR tax refunds received from the Canadian government related to those tax years. Refunds received from the Canadian government will be based on the preparation of amended tax returns for the years 2000 – 2007. The agreement should also result in a corresponding increase to the US taxable income of the Company for the years 2005 – 2007, but is not expected to result in any significant cash payment as the increased U.S. tax liability which will be largely offset by existing tax credit carryforwards.

8. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2009
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$15,705	$15,672	$33	$(55,277)	$(54,966)	$(311)
Currency translation adjustment	24,978	24,904	74	(22,396)	(22,314)	(82)
Pension and other postretirement benefits, net of tax	32	32	—	(119)	(119)	—
Fair value change of derivatives, net of tax	(7,555)	(7,555)	—	5,722	5,722	—

Comprehensive income (loss):	$33,160	$33,053	$107	$(72,070)	$(71,677)	$(393)

The adoption of SFAS No. 160 resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of stockholders’ equity on the accompanying condensed consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the condensed consolidated statement of operations. This reclassification has no effect on our previously reported results of operations.

The following table summarizes the Company’s equity activity for the three months ended March 31, 2009:

	Cooper-Standard Holdings	Noncontrolling Interest	Total Equity (Deficit)
Equity at January 1, 2009	$15,177	$4,485	$19,662
Net loss	(54,966)	(311)	(55,277)
Other comprehensive loss	(16,711)	(82)	(16,793)
Stock-based compensation expense	406	—	406

Equity (deficit) at March 31, 2009	$(56,094)	$4,092	$(52,002)

9. Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
	2008	2009
Foreign currency gains (losses)	$1,803	$(1,801)
Gain on debt repurchase	1,696	—
Gain on disposal of fixed assets	9	—
Interest rate swaps	—	1,396
Loss on sale of receivables	—	(257)

Other income (expense)	$3,508	$(662)

Prior year amounts related to noncontrolling interest (minority interest) historically reflected as a component of other income (expense) have been reclassified to conform to current year presentation as required by SFAS No. 160. The adoption of SFAS No. 160 resulted in the reclassification of amounts being reported as minority interest, totaling $(33), being shown separately from net income (loss) in the accompanying condensed consolidated statement of operations.

10. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $7,606 and $4,031 in the three months ended March 31, 2008 and 2009, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $592 and $226 in the three months ended March 31, 2008 and 2009, respectively.

11. Business Segments

In 2008 and through March 31, 2009, the Company has reported its operating results in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures are included in the Body & Chassis segment which is in line with the internal management structure.

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

The Company organized, managed and reported its global business operations through historical product group segments in the first quarter of 2009. In connection with the March 26, 2009 announcement, the Company initiated a process of accumulating, summarizing and analyzing financial information under its new organization structure. This new financial information will be used by management and will modify its segment reporting starting in the second quarter of 2009.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2008	2009
Sales to external customers
Body & Chassis	$439,942	$235,101
Fluid	291,226	150,974
Asia Pacific	24,853	15,693

Consolidated	$756,021	$401,768

Intersegment sales
Body & Chassis	$4,659	$2,528
Fluid	1,024	376
Asia Pacific	2,851	2,039
Eliminations and other	(8,534)	(4,943)

Consolidated	$—	$—

Segment profit
Body & Chassis	$17,509	$(32,911)
Fluid	8,886	(21,123)
Asia Pacific	(3,472)	(5,068)

Income before income taxes	$22,923	$(59,102)

	December 31, 2008	March 31, 2009
Segment assets
Body & Chassis	$978,953	$908,521
Fluid	668,272	645,456
Asia Pacific	83,253	84,859
Eliminations and other	87,773	94,181

Consolidated	$1,818,251	$1,733,017

Restructuring costs included in segment profit for Body & Chassis totaled $592 and $14,648 for the three months ended March 31, 2008 and 2009, respectively, Fluid totaled $1,801 and $4,567 for the three months ended March 31, 2008 and 2009, respectively, Asia Pacific totaled $2 and $409 for the three months ended March 31, 2008 and 2009, respectively, Eliminations and other totaled $0, and $2,939 for the three months ended March 31, 2008 and 2009.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$116.4	$167.0	$501.6	$(29.0)	$756.0
Cost of products sold	—	101.5	136.7	427.7	(29.0)	636.9
Selling, administration, & engineering expenses	—	31.8	7.1	28.5	—	67.4
Amortization of intangibles	—	5.1	0.6	2.1	—	7.8
Restructuring	—	0.7	0.4	1.3	—	2.4

Operating profit (loss)	—	(22.7)	22.2	42.0	—	41.5
Interest expense, net of interest income	—	(19.7)	—	(4.5)	—	(24.2)
Equity earnings (loss)	—	(0.1)	1.7	0.5	—	2.1
Other income (expense)	—	14.4	0.1	(11.0)	—	3.5

Income (loss) before income taxes	—	(28.1)	24.0	27.0	—	22.9
Provision for income tax expense (benefit)	—	2.2	(1.9)	6.9	—	7.2

Income (loss) before equity in income (loss) of subsidiaries	—	(30.3)	25.9	20.1	—	15.7
Equity in net income of subsidiaries	15.7	46.0	—	—	(61.7)	—

Consolidated net income (loss)	15.7	15.7	25.9	20.1	(61.7)	15.7
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—	—	—

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$15.7	$15.7	$25.9	$20.1	$(61.7)	$15.7

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$72.3	$87.5	$259.0	$(17.0)	$401.8
Cost of products sold	—	63.0	74.5	243.4	(17.0)	363.9
Selling, administration, & engineering expenses	—	18.4	5.4	21.4	—	45.2
Amortization of intangibles	—	5.0	0.4	1.8	—	7.2
Restructuring	—	8.5	0.9	13.2	—	22.6

Operating profit (loss)	—	(22.6)	6.3	(20.8)	—	(37.1)
Interest expense, net of interest income	—	(18.4)	—	(2.7)	—	(21.1)
Equity earnings (loss)	—	—	(0.7)	0.5	—	(0.2)
Other income (expense)	—	4.5	(0.5)	(4.7)	—	(0.7)

Income (loss) before income taxes	—	(36.5)	5.1	(27.7)	—	(59.1)
Provision for income tax expense (benefit)	—	(0.9)	0.1	(3.0)	—	(3.8)

Income (loss) before equity in income (loss) of subsidiaries	—	(35.6)	5.0	(24.7)	—	(55.3)
Equity in net income of subsidiaries	(55.3)	(19.7)	—	—	75.0	—

Consolidated net income (loss)	(55.3)	(55.3)	5.0	(24.7)	75.0	(55.3)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(55.3)	$(55.3)	$5.0	$(24.4)	$75.0	$(55.0)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.0	$—	$71.5	$—	$111.5
Accounts receivable, net	—	53.1	65.7	233.2	—	352.0
Inventories	—	17.1	21.2	78.7	—	117.0
Prepaid Expenses	—	(1.1)	0.6	19.7	—	19.2
Other	—	23.9	—	—	—	23.9

Total current assets	—	133.0	87.5	403.1	—	623.6
Investments in affiliates and intercompany accounts, net	15.2	315.4	599.5	161.4	(1,058.1)	33.4
Property, plant, and equipment, net	—	70.3	118.5	435.2	—	624.0
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	149.4	17.1	125.8	—	292.3

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$43.5	$—	$50.6	$—	$94.1
Accounts payable	—	36.4	25.0	131.6	—	193.0
Accrued liabilities	—	65.6	6.7	92.3	—	164.6

Total current liabilities	—	145.5	31.7	274.5	—	451.7
Long-term debt	—	957.5	—	92.5	—	1,050.0
Other long-term liabilities	—	165.0	6.7	125.2	—	296.9

	—	1,268.0	38.4	492.2	—	1,798.6
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15.2	(405.8)	801.5	662.4	(1,058.1)	15.2
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	15.2	(405.8)	801.5	666.9	(1,058.1)	19.7

Total liabilities and equity (deficit)	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

CONSOLIDATING BALANCE SHEET

March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$42.6	$—	$45.7	$—	$88.3
Accounts receivable, net	—	52.2	58.1	243.9	—	354.2
Inventories	—	16.6	20.9	69.1	—	106.6
Prepaid Expenses	—	1.8	0.4	18.0	—	20.2
Other	—	12.3	—	5.4	—	17.7

Total current assets	—	125.5	79.4	382.1	—	587.0
Investments in affiliates and intercompany accounts, net	(56.1)	296.0	616.3	163.8	(986.8)	33.2
Property, plant, and equipment, net	—	68.7	114.0	403.8	—	586.5
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	158.9	15.3	107.1	—	281.3

	$(56.1)	$843.2	$842.3	$1,090.4	$(986.8)	$1,733.0

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$61.5	$—	$55.2	$—	$116.7
Accounts payable	—	34.3	22.1	101.8	—	158.2
Accrued liabilities	—	61.0	6.7	113.5	—	181.2

Total current liabilities	—	156.8	28.8	270.5	—	456.1
Long-term debt	—	952.0	—	87.0	—	1,039.0
Other long-term liabilities	—	168.0	7.0	114.9	—	289.9

	—	1,276.8	35.8	472.4	—	1,785.0
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	(56.1)	(433.6)	806.5	613.9	(986.8)	(56.1)
Noncontrolling interest	—	—	—	4.1	—	4.1

Total equity (deficit)	(56.1)	(433.6)	806.5	618.0	(986.8)	(52.0)

Total liabilities and equity (deficit)	$(56.1)	$843.2	$842.3	$1,090.4	$(986.8)	$1,733.0

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(9.9)	$4.3	$27.8	$—	$22.2
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.0)	(4.3)	(20.3)	—	(25.6)
Other	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	(1.0)	(4.3)	(20.2)	—	(25.5)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	13.8	—	6.4	—	20.2
Principal payments on long-term debt	—	(3.2)	—	(4.3)	—	(7.5)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	—	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	—	5.4	—	2.1	—	7.5
Effects of exchange rate changes on cash	—	3.0	—	(6.8)	—	(3.8)
Changes in cash and cash equivalents	—	(2.5)	—	2.9	—	0.4
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$40.1	$—	$1.2	$—	$41.3

Depreciation and amortization	$—	$9.2	$6.5	$20.1	$—	$35.8

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended March 31, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(12.1)	$1.3	$(21.5)	$—	$(32.3)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.3)	(1.3)	(5.7)	—	(8.3)

Net cash used in investing activities	—	(1.3)	(1.3)	(5.7)	—	(8.3)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	18.0	—	6.3	—	24.3
Principal payments on long-term debt	—	(0.7)	—	(4.9)	—	(5.6)

Net cash provided by (used in) financing activities	—	17.3	—	1.4	—	18.7
Effects of exchange rate changes on cash	—	(1.3)	—	—	—	(1.3)
Changes in cash and cash equivalents	—	2.6	—	(25.8)	—	(23.2)
Cash and cash equivalents at beginning of period	—	40.0	—	71.5	—	111.5

Cash and cash equivalents at end of period	$—	$42.6	$—	$45.7	$—	$88.3

Depreciation and amortization	$—	$9.1	$5.5	$15.5	$—	$30.1

13. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. For a fair value hedge both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the condensed consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, Canadian Dollar and Euro and the Euro against the Czech Koruna. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The forward contracts are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet at fair value, with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. A summary of the outstanding contracts and the respective notional amounts is below:

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	34,500	404,458
Canadian dollar	USD	20,400	21,629
Euro	USD	10,555	7,625
Czech Koruna	EUR	8,144	203,170

At March 31, 2009, the fair value before taxes of the Company’s forward foreign exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2009
Asset (liability)
Other current assets	$3,698
Accrued liabilities	(5,799)

$(2,101)

The amounts recognized in OCI and reclassified from AOCI into cost of products sold are shown below:

March 31, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$(3,109)
Amount of gain/(loss) reclassified from AOCI into cost of products sold	(1,174)

Interest rate swaps- The Company has entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. A summary of the interest rate swap cash flow hedges as of March 31, 2009 is below:

Description	Fixed Rate	Maturity Date	Notional Amount	Notional Amount
			(USD)	(local currency)
USD denominated bank debt	5.77%	December, 2011	$100,059	100,059
USD denominated bank debt	3.19%	December, 2011	59,700	59,700
Canadian denominated bank debt	4.91%	December, 2010	12,257	15,461
EURO denominated mortgage debt	4.14%	September, 2013	9,926	7,485

At March 31, 2009, the fair value before taxes of the Company’s interest rate swap contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2009
Asset/(liability)
Accrued liabilities	$(4,634)
Other long-term liabilities	(3,076)

$(7,710)

The amounts recognized in OCI and reclassified from AOCI into interest expense are shown below:

March 31, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$(7,050)
Amount of gain/(loss) reclassified from AOCI into interest expense	(1,410)

Commodity price hedges – The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months, which are accounted for as cash flow hedges. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. A summary of the outstanding contracts and the respective notional amounts is below:

	Notional Amount	Unit of Measure (000’s)
Natural gas	$795	91	MMBtu
Carbon black	5,535	13,628	lbs

At March 31, 2009, the fair value before taxes of the Company’s commodity contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2009
Accrued liabilities	$(2,491)

The amounts recognized in OCI and reclassified from AOCI into cost of products sold are shown below:

March 31, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$(1,577)
Amount of gain/(loss) reclassified from AOCI into cost of products sold	(1,607)

Fair Value Hedges

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, a portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. These contracts are accounted for as fair value hedges. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Gains of $370 related to these contracts were recorded in other income (expense) during the quarter ended March 31, 2009. As of March 31, 2009 the fair market value of these contracts was approximately $422.

Net Investment Hedge

The Company has certain foreign currency denominated debt that hedges a portion of the Company’s net investment in certain of its European subsidiaries. For a net investment hedge the fair value of the derivative is recorded in currency translation adjustment, which is a component of AOCI in the condensed consolidated balance sheet. During the quarter ended March 31, 2009, gains of $1,833, net of tax, were recorded in AOCI.

Derivatives Not Designated as Hedging Instruments

At March 31, 2009, the fair value before taxes of these contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2009
Asset/(liability)
Other current assets	$1,530
Other assets	1,917
Accrued liabilities	(2,410)
Other long-term liabilities	(1,059)

$(22)

The amount recognized and classification within the statement of operations by contract type are summarized below:

Contract	Location	March 31, 2009
Interest rate contracts	Interest expense	$(1,269)
Interest rate contracts	Other income (expense)	1,396
Commodity contracts	Cost of products sold	(580)

		$(453)

During 2008, a counterparty on one of the Company’s USD swaps filed for bankruptcy protection. The swap with a notional amount of $61,329 was de-designated as a cash flow hedge for accounting purposes. As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(4,350) that were recorded in accumulated other comprehensive income (loss) (“OCI”) pertaining to this swap will be amortized to interest expense over the remaining life of the anticipated hedge relationship which would have normally terminated in December 2011. The swap currently has a notional amount of $61,170.

During 2008, the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap discussed above. The off-setting swap covers an identical notional amount of $61,170, uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities”, and as a result will be marked to market. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

During 2008, the Company unwound one of its interest rate swaps which resulted in cash settlements on January 2, 2009 of $9,850 including accrued interest of $383 to the counterparty that required, per the ISDA that covered the swap contract, to terminate the swap upon the Company’s credit rating falling below B3. Upon termination the swap was de-designated as a cash flow hedge for accounting purposes. As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(9,467) million that were recorded in accumulated other comprehensive income (loss) pertaining to this will be amortized to interest expense over the remaining life of the anticipated hedge relationship which was to have terminated in December 2011.

Based on the prospective testing done on the Carbon Black hedge, it was determined that the hedge volume for the reminder of the hedge contract was higher than the actual Carbon Black purchases forecasted for the reminder of the year 2009, due primarily to a reduction in vehicle production projected by CSM Worldwide for the North American market. On March 31, 2009 the Company de-designated 25% of the hedge volume for FAS 133 purposes and recorded an amount of $580 to costs of products sold.

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

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value.

The Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009 were as follows:

	Liability	Level 1	Level 2	Level 3
Derivative financial instruments	$11,902	$—	$—	$11,902

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the quarter ended March 31, 2009, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2009	$22,370
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	4,272
Included in other comprehensive income	(9,180)
Purchases, issuances, and settlements	(5,560)

Ending Balance as of March 31, 2009	$11,902

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date

$(1,286)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$4,272
Change in unrealized (gains) or losses relating to assets still held at the reporting date	1,286

14. Accounts Receivable Factoring

As part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At March 31, 2009, the Company had $46,969 of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the quarter ended March 31, 2009 of $257; this amount is recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

In addition, the Company has elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. A substantial portion of the Chrysler U.S. dollar receivables of the Company’s U.S. subsidiaries arising from shipments to Chrysler’s U.S. assembly plants have already been received. The Company is in the process of finalizing the details of the GM receivables.

In addition, the Company has been advised that Export Development Canada (“EDC”) has made available to the Company’s Canadian subsidiary insurance coverage on certain GM and Chrysler receivables. EDC’s program is designed to guarantee a portion of a Canadian supplier’s eligible receivables under the program. The Canadian subsidiary will be charged 6% per annum of the amount made available to it under the program.

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

Business Environment and Outlook

During the second half of 2008 and the first quarter of 2009, our revenues were adversely affected by a substantial decline in worldwide automotive production levels. Overall negative macroeconomic conditions, including disruptions in the financial markets, led to severe declines in consumer confidence which significantly impacted the demand for, and production of, passenger cars and light trucks.

A number of key industry developments and trends have coincided with, or resulted in whole or in part from, these negative macroeconomic conditions. These developments and trends include:

•

A deterioration in the financial condition of certain of our customers which has caused them to implement restructuring initiatives, including in some cases significant capacity reductions and/or reorganization under bankruptcy laws. In particular, on April 30, 2009, Chrysler LLC and a number of its subsidiaries filed a petition in the U.S. Bankruptcy Court commencing reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. General Motors Corporation is engaged in negotiations with its lenders and other stakeholders and the U.S. government which may lead to substantial restructuring and possible bankruptcy proceedings. Both General Motors and Chrysler have received financial assistance from government sources. Their ability to obtain further assistance to the extent necessary is unknown and creates additional uncertainty.

•

A decline in our customer’s sales and production volumes. According to CSM Worldwide, actual North America and Europe light vehicle production volume for the first quarter of 2009 were 1.7 million units and 3.4 million units, as compared to 3.5 million units and 5.8 million units for the first quarter of 2008. Both General Motors and Chrysler have announced the shutdown of North American manufacturing facilities, with some exceptions, for extended periods beginning in May 2009.

•	A decline in the market share of some of our largest customers, including General Motors and Chrysler.

•	Continuing pricing pressures from customers.

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

In response to the declining volumes and other conditions described above, the Company announced on March 26, 2009 the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The Company will now operate from two divisions, North America and International (covering Europe, South America and Asia). This new operating structure will allow the Company to maintain its full portfolio of global products and provide unified customer contact points, while better managing its operating costs and resources in severe industry conditions. It will result in a reduction in the Company’s worldwide salaried workforce of approximately 20 percent.

We expect that our performance in 2009 will continue to be impacted by changes in light vehicle production volumes, platform mix, customer pricing pressures and the cost of raw materials.

Results of Operations

(Dollar amounts in thousands)

	Three Months ended March 31,
	2008	2009
Sales	$756,021	$401,768
Cost of products sold	636,902	363,936

Gross profit	119,119	37,832
Selling, administration, & engineering expenses	67,403	45,164
Amortization of intangibles	7,836	7,218
Restructuring	2,395	22,563

Operating profit (loss)	41,485	(37,113)
Interest expense, net of interest income	(24,215)	(21,097)
Equity earnings (loss)	2,145	(230)
Other income (expense)	3,508	(662)

Income (loss) before income taxes	22,923	(59,102)
Provision (benefit) for income tax expense	7,218	(3,825)

Net income (loss)	15,705	(55,277)
Less: Net (income) loss attributable to noncontrolling interest	(33)	311

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$15,672	$(54,966)

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Sales: Consolidated sales decreased $354.3 million, or 46.9%, in the first quarter of 2009. This decrease resulted primarily from lower sales volume in North America and Europe and unfavorable foreign exchange ($60.0 million).

Gross Profit: Gross profit decreased $81.3 million to $37.8 million (approximately 9.4% of sales) in the first quarter of 2009 as compared to $119.1 million (approximately 15.8% of sales) in the first quarter of 2008. This decrease resulted primarily from lower sales volume in North America and Europe, unfavorable foreign exchange, and increased material cost, partially offset by the favorable impact of management actions and various cost saving initiatives.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses decreased $22.2 million to $45.2 million in the first quarter of 2009 compared to $67.4 million in the first quarter of 2008, primarily due to the favorable impact of various cost saving initiatives and management actions.

Interest Expense, Net: The decrease in interest expense of $3.1 million in the first quarter of 2009 resulted primarily from decreased interest rates and decreased term loan balances as compared to the first quarter of 2008.

Other Income (Expense): Other expense increased $4.2 million in the first quarter of 2009 due primarily to an increase in foreign currency losses of $3.6 million, partially offset by gains on interest rate swaps. In addition, the Company recognized a gain of $1.7 million in the first quarter of 2008 on debt repurchase.

Provision for Income Tax Expense (Benefit): For the three months ended March 31, 2009, the Company recorded income tax benefit of ($3.8) million on losses before income taxes of ($59.1) million. This compares to an income tax expense of $7.2 million on income before income taxes of $22.9 million for the same period of 2008. Income tax expense for the three month period ended March 31, 2009 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2008	2009
Sales
Body & Chassis	$439,942	$235,101
Fluid	291,226	150,974
Asia Pacific	24,853	15,693

	$756,021	$401,768

Segment profit (loss)
Body & Chassis	$17,509	$(32,911)
Fluid	8,886	(21,123)
Asia Pacific	(3,472)	(5,068)

	$22,923	$(59,102)

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Body & Chassis: Sales decreased $204.8 million, or 46.6%, primarily due to lower sales volume in North America and Europe and unfavorable foreign exchange ($43.3 million). Segment profit decreased by $50.4 million, primarily due to lower sales volumes and unfavorable foreign exchange partially offset by the favorable impact of management actions and various cost saving initiatives.

Fluid: Sales decreased $140.3 million, or 48.2%, primarily due to lower sales volume in North America and Europe and unfavorable foreign exchange ($12.9 million). Segment profit decreased by $30.0 million, primarily due to lower sales volume, partially offset by the favorable impact of various cost saving initiatives.

Asia Pacific: Sales decreased $9.2 million, or 36.9%, primarily due to decreased volume and unfavorable foreign exchange ($3.8 million). Segment loss increased by $1.6 million, primarily as a result of lower sales volume and increased material costs, partially offset by the favorable impact of various cost saving initiatives.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to Condensed Consolidated Financial Statements for discussion of restructuring activities during the three months ended March 31, 2009.

Liquidity and Capital Resources

Operating Activities: Cash used in operations in the first quarter of 2009 was $32.3 million, which included $8.7 million of cash used for changes in operating assets and liabilities. Cash provided by operations in the first quarter of 2008 was $22.2 million, which included $28.8 million of cash used for changes in operating assets and liabilities.

Investing Activities: Cash used in investing activities in the first quarter of 2009 was $8.3 million, which primarily consisted of capital spending as compared to cash used in investing activities of $25.5 million in the first quarter of 2008, which primarily consisted of $25.7 million of capital spending. We anticipate that we will spend approximately $60.0 million to $70.0 million on capital expenditures in the year ending December 31, 2009.

Financing Activities: Cash provided by financing activities in the first quarter of 2009 was $18.7 million, which consisted primarily of increased short term debt partially offset by normal debt payments, as compared to cash provided by financing activities of $7.5 million in the first quarter of 2008, which consisted primarily of increased short term debt partially offset by normal debt payments and the repurchase of bonds.

The Company is significantly leveraged. As of March 31, 2009, we had outstanding $1,155.7 million in aggregate indebtedness, with an additional $5.9 million of borrowing capacity available under our revolving credit facility (after giving effect to outstanding borrowings of $79.8 million and $29.3 million of standby letters of credit). Our future liquidity requirements will likely be significant, primarily due to debt service obligations. Future debt service obligations may include required prepayments from annual excess cash flows, as defined, under our senior credit agreement commencing with the year ended December 31, 2009, which would be due 5 days after the filing of the Form 10-K, or in connection with specific transactions, such as certain asset sales and the incurrence of debt not permitted under the senior credit agreement.

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

The following table reconciles net income to EBITDA and pro forma Consolidated EBITDA under the Credit Agreement (dollars in millions):

	Three Months Ended March 31,
	2008	2009
Net income (loss)	$15.7	$(55.0)
Provision (benefit) for income tax expense	7.2	(3.8)
Interest expense, net of interest income	24.2	21.1
Depreciation and amortization	35.8	30.1

EBITDA	$82.9	$(7.6)
Restructuring	2.4	2.6
Gain on bond repurchase	(1.7)	—
Canadian voluntary retirement	—	1.0
Foreign exchange gain (1)	(0.5)	(0.5)

	83.1	(4.5)
EBITDA adjustment related to other joint ventures (2)	2.4	1.5
Severance (3)	—	20.0
Pro forma adjustments related to product line organization discontinuance(4)	—	11.8

Consolidated EBITDA	$85.5	$28.8

(1)	Unrealized foreign exchange (gain) loss on acquisition-related indebtedness.
(2)	The Company’s share of EBITDA in its joint ventures, net of equity earnings.
(3)	Severance costs associated with the discontinuance of the Company’s global product line operating divisions and the establishment of a new operating structure organized on the basis of geographic regions.
(4)	Pro forma adjustments to the Company’s EBITDA for the Company’s discontinuance of its global product line operating divisions and the establishment of a new operating structure organized on the basis of geographic regions.

Our Senior Secured Leverage Ratio for the four quarters ended March 31, 2009 as compared to the minimum Senior Secured Leverage Ratio provided for in the Credit Agreement, was as follows:

	Leverage Ratio at March 31, 2009	Covenant Thresholds
Senior Credit Facilities
Senior Secured Debt to Consolidated EBITDA ratio	2.5 to 1.0	≤3.0 to 1.0

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

Such risks, uncertainties, and other important factors include, among others: our substantial leverage; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2008 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively monitor our exposure to risk from changes in interest rates, foreign currency exchange rates and commodity prices through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes.

Interest Rate Risk- We are subject to interest rate risk in connection with certain variable rate debt. To manage cash flow fluctuations associated with this variable rate debt the Company has entered into interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments. As of March 31, 2009, we had $606.3 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $4.3 million per year, after considering the effects of the interest rate swap contracts.

Foreign Currency Exchange Risk-We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by the Company under these arrangements are the Canadian Dollar, Euro and the Brazilian Real. As of March 31, 2009 the fair market value of these contracts was approximately $0.4 million.

We use forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of March 31, 2009, the fair market value of these contracts was approximately $(5.0) million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $2.5 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $1.6 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of March 31, 2009, the fair market value of these contracts was approximately $3.2 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $2.0 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $2.0 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of March 31, 2009, the fair market value of these contracts was approximately $0.5 million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $1.2 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $1.0 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of March 31, 2009, the fair market value of these contracts was approximately $(0.8) million. A 10% strengthening of the Euro relative to the CZK would result in a decrease of $0.8 million in the fair market value of these contracts. A 10% weakening of the Euro relative to the CZK would result in an increase of $1.1 million in the fair market value of these contracts.

Commodity Price Risk-We have exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of March 31, 2009, the fair market value of these contracts was approximately $(3.1) million. A 10% change in the equivalent commodity price would result in a change of $0.3 million in the fair market value of these contracts.

For additional discussion of the Company’s derivative instruments see the Notes to Condensed Consolidated Financial Statements.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously discussed the Company announced a reorganization that will result in a reduction of the Company’s worldwide salaried workforce of approximately 20 percent. We do not expect this reduction to materially affect the Company’s internal control over financial reporting.

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

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 15, 2009	/s/ James S. McElya
Date	James S. McElya
Chairman,Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2009	/s/ Allen J. Campbell
Date	Allen J. Campbell
Chief Financial Officer
(Principal Financial Officer)

May 15, 2009	/s/ Helen T. Yantz
Date	Helen T. Yantz
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith