Form 10-Q
period 2009-06-30
Cooper-Standard Holdings Inc.
filed 2009-08-14
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of common stock of registrant outstanding, at August 5, 2009:

3,482,612 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2009

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sales	$765,639	$448,046	$1,521,660	$849,814
Cost of products sold	647,650	392,759	1,284,552	756,695

Gross profit	117,989	55,287	237,108	93,119
Selling, administration, & engineering expenses	69,029	48,411	136,432	93,575
Amortization of intangibles	7,925	7,371	15,761	14,589
Impairment charges	—	362,699	—	362,699
Restructuring	1,243	5,930	3,638	28,493

Operating profit (loss)	39,792	(369,124)	81,277	(406,237)
Interest expense, net of interest income	(23,383)	(20,621)	(47,598)	(41,718)
Equity earnings	2,059	703	4,204	473
Other income (expense)	(545)	8,411	2,963	7,749

Income (loss) before income taxes	17,923	(380,631)	40,846	(439,733)
Provision (benefit) for income tax expense	6,520	(31,287)	13,738	(35,112)

Consolidated net income (loss)	11,403	(349,344)	27,108	(404,621)
Add: Net loss attributable to noncontrolling interests	184	4	151	315

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,587	$(349,340)	$27,259	$(404,306)

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2008	June 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,521	$86,759
Accounts receivable, net	352,052	355,530
Inventories, net	116,952	108,055
Prepaid expenses	19,162	22,762
Other	23,867	14,691

Total current assets	623,554	587,797
Property, plant, and equipment, net	623,987	591,093
Goodwill	244,961	87,728
Intangibles, net	227,453	10,705
Other assets	98,296	98,491

	$1,818,251	$1,375,814

Liabilities and Equity (Deficit)
Current liabilities:
Notes payable	$94,136	$17,272
Debt in default	—	1,120,427
Accounts payable	192,948	215,079
Payroll liabilities	69,601	71,708
Accrued liabilities	94,980	39,280

Total current liabilities	451,665	1,463,766
Long-term debt	1,049,959	12,809
Pension benefits	161,625	159,706
Postretirement benefits other than pensions	76,822	78,360
Deferred tax liabilities	28,265	12,807
Other long-term liabilities	30,253	24,403
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2008 and June 30, 2009, 3,479,100 shares issued and outstanding at December 31, 2008, 3,482,612 shares issued and outstanding at June 30, 2009	35	35
Additional paid-in capital	354,894	355,522
Accumulated deficit	(280,216)	(684,522)
Accumulated other comprehensive loss	(59,536)	(51,286)

Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15,177	(380,251)
Noncontrolling interests	4,485	4,214

Total equity (deficit)	19,662	(376,037)

Total liabilities and equity (deficit)	$1,818,251	$1,375,814

The accompanying notes are an integral part of these financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2009

(UNAUDITED)

(Dollar amounts in thousands)

	2008	2009
Operating Activities:
Consolidated net income (loss)	$27,259	$(404,306)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	55,263	47,568
Amortization of intangibles	15,761	14,589
Impairment charges	—	362,699
Non-cash restructuring charges	132	96
Gain on bond repurchase	(1,696)	(9,096)
Amortization of debt issuance cost	2,378	2,334
Changes in operating assets and liabilities	(54,003)	(47,349)

Net cash provided by (used in) operating activities	45,094	(33,465)
Investing activities:
Property, plant, and equipment	(47,979)	(14,332)
Other	545	(6)

Net cash used in investing activities	(47,434)	(14,338)
Financing activities:
Increase in short term debt	11,734	23,996
Principal payments on long-term debt	(8,852)	(10,379)
Repurchase of bonds	(5,306)	(737)
Other	127	(52)

Net cash (used in) provided by financing activities	(2,297)	12,828
Effects of exchange rate changes on cash	(4,030)	10,213

Changes in cash and cash equivalents	(8,667)	(24,762)
Cash and cash equivalents at beginning of period	40,877	111,521

Cash and cash equivalents at end of period	$32,210	$86,759

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

Commencement of Bankruptcy Cases

On August 3, 2009, the Company, and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 Cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (the “Canadian Debtor”), commenced proceedings (the “Canadian Proceedings”) seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business. See Note 15, Subsequent Events for additional information on the Chapter 11 Cases, the Canadian Proceedings and related matters.

As described in Note 5, Debt, the filing of the Chapter 11 Cases constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors. However, under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including actions with respect to pre-petition claims and litigation. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a plan of reorganization.

Going Concern and Financial Reporting in Reorganization

As a result of the defaults described in Note 5, Debt, the Company has classified its obligations under its Pre-Petition Credit Agreement, Senior Notes, Senior Subordinated Notes (each as defined in Note 15, Subsequent Events) and other financing arrangements as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2009.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement (as defined in Note 15, Subsequent Events) and the Bankruptcy Court’s approval of the Company’s plan of reorganization, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Consequences of the Restructuring Proceedings

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company applied SOP 90-7 effective on August 3, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Change in operating structure and reporting segments

On March 26, 2009, the Company announced the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and NVH product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The Company now operates from two divisions, North America and International (covering Europe, South America and Asia Pacific). The Company’s reporting segments have changed, as of April 1, 2009, to reflect the new operating structure of the Company. Certain prior period amounts have been restated to conform to the current period financial statement presentation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2009 are not necessarily indicative of results for the full year.

Effective January 1, 2009 the Company implemented the Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported results of operations. Refer to Note 8, Comprehensive Income (Loss) and Equity (Deficit) and Note 9, Other Income (Expense) for additional information on the adoption of SFAS No. 160.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP that was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement effective June 30, 2009. See Note 15, Subsequent Events for additional information.

The FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends SFAS No. 157 to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.

The FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. See Note 13, “Financial Instruments,” for additional disclosures related to the fair value of the Company’s pre-petition primary credit facility and senior notes.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement as of January 1, 2009.

The FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions entered into by the Company on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 was effective for the fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date was fiscal years beginning after November 15, 2008. See Note 13, Financial Instruments for additional discussion of SFAS No. 157.

Goodwill

Goodwill is not amortized but is tested annually for impairment or when events or circumstances indicate that impairment may exist by reporting unit which are determined in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each fiscal year. At June 30, 2009, impairment indicators existed, see Note 2, Goodwill and Intangibles.

Long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors. During the second quarter of 2009, the Company determined that impairment indicators existed at certain operating locations and that it was necessary to evaluate the recoverability of its long-lived assets. It was determined that fixed assets of three of these operating locations were impaired. As a result, impairment charges and a reduction to Property, Plant & Equipment of $488 was recorded in our North America segment and $2,540 was recorded in our International segment. Refer to Note 2, Goodwill and Intangibles for details on the intangible assets.

2. Goodwill and Intangibles

The changes in the carrying amount of goodwill, by reportable operating segment for the six months ended June 30, 2009 are summarized as follows:

	North America	International	Total
Balance at January 1, 2009	$181,308	$63,653	$244,961
Impairment charge	(93,580)	(63,653)	(157,233)

Balance at June 30, 2009	$87,728	$—	$87,728

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting unit which are determined in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; and (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results, an analysis of whether the Company would meet its financial covenants for the past quarter and negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections. This significant decrease in projections results in the carrying value of assets at all of our reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93,580 in its North America reporting unit, $39,604 in its Europe reporting unit, $22,628 in its South America reporting unit and $1,421 in its Asia Pacific reporting unit during the second quarter of 2009.

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2008 and June 30, 2009, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$156,039	$(78,100)	$77,939	7 to 9 years
Customer relationships	169,105	(33,669)	135,436	15 to 20 years
Developed technology	6,421	(2,204)	4,217	5 to 12 years
Trademarks and tradenames	1,700	(306)	1,394	12 to 20 years
Other	11,358	(2,891)	8,467

Balance at December 31, 2008	$344,623	$(117,170)	$227,453

Customer contracts	$—	$—	$—
Customer relationships	—	—	—
Developed technology	3,315	(1,163)	2,152	5 to 12 years
Trademarks and tradenames	—	—	—
Other	11,516	(2,963)	8,553

Balance at June 30, 2009	$14,831	$(4,126)	$10,705

During the second quarter of 2009, the Company assessed the realization of its intangible assets in connection with revisions to the

Company’s projections as a result of the negotiations associated with the recapitalization discussed above. The Company’s undiscounted cash flows (as adjusted to reflect the current outlook) are not sufficient to support the realization of certain intangible assets. As a result the Company performed discounted cash flow analysis for each intangible asset and determined that the fair value of certain intangible assets exceeded the assets’ respective fair value. During the second quarter of 2009, the Company recorded intangible impairment charges of $148,143 in its North America segment and $54,295 of intangible impairment charges in its International segment. The following table shows the impairment by intangible asset type:

Customer contracts	$68,177
Customer relationships	131,364
Developed technology	1,558
Trademarks and tradenames	1,339

Total intangible impairment	$202,438

Amortization expense totaled $7,925 and $7,371 for the three months ended June 30, 2008 and 2009, respectively and $15,761 and $14,589 for the six months ended June 30, 2008 and 2009, respectively. Estimated amortization expense will total approximately $15,000 for the year ending December 31, 2009.

3. Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. During the six months ended June 30, 2009, the Company recorded total costs of $232 related to the previously announced U.S. closures and workforce reductions in Europe. These costs consisted of severance and other exit costs of $9 and $223, respectively. The initiative is substantially complete as of June 30, 2009 at an estimated total cost of approximately $27,000, but the Company will continue to incur costs until the facilities are sold. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	103	1,125	(133)	1,095
Cash payments	(830)	(1,242)	133	(1,939)

Balance at June 30, 2008	$48	$425	$—	$473

The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$73	$250	$—	$323
Expense incurred	9	223	—	232
Cash payments	(51)	(292)	—	(343)
Utilization of reserve	—	—	—	—

Balance at June 30, 2009	$31	$181	$—	$212

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative was substantially completed as of June 30, 2009 at an estimated total cost of approximately $22,000. The Company recorded severance costs and other exit costs of $(25) and $333, respectively during the six months ended June 30, 2009. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	277	150	—	427
Cash payments	(1,001)	(150)	—	(1,151)

Balance at June 30, 2008	$718	$—	$—	$718

The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$742	$—	$—	$742
Expense incurred	(25)	333	—	308
Cash payments	(91)	(333)	—	(424)
Utilization of reserve	—	—	—	—

Balance at June 30, 2009	$626	$—	$—	$626

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are substantially complete as of June 30, 2009 at an estimated total cost of approximately $22,000, including costs recorded through purchase accounting. The Company will continue to incur costs until the facilities are sold. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting in 2006. The Company recorded severance and other exit costs of $20 and $1,672, respectively during the six months ended June 30, 2009. The following table summarizes the activity for this initiative during the six months ended June 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	452	1,491	—	1,943
Cash payments	(2,046)	(5,173)	—	(7,219)

Balance at June 30, 2008	$4,856	$528	$—	$5,384

The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$1,295	$490	$—	$1,785
Expense incurred	20	1,672	—	1,692
Cash payments	(1,232)	(1,982)	—	(3,214)
Utilization of reserve	—	—	—	—

Balance at June 30, 2009	$83	$180	$—	$263

2007 Initiatives

In 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed as of December 31, 2007. The estimated total cost of this closure is approximately $3,400. The Company will continue to incur costs until the facility is sold. During the six months ended June 30, 2008, the Company recognized restructuring costs of $182 related to this initiative. During the six months ended June 30, 2009, the Company recognized other exit costs and asset impairments of $38 and $3, respectively, related to this initiative.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The estimated total cost of this initiative is approximately $21,500. The Company recorded severance, other exit costs and asset impairments of $1,142, $1,037 and $118, respectively, during the six months ended June 30, 2009. The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$13,460	$—	$—	$13,460
Expense incurred	1,142	1,037	118	2,297
Cash payments	(7,676)	(680)	—	(8,356)
Utilization of reserve	—	—	(118)	(118)

Balance at June 30, 2009	$6,926	$357	$—	$7,283

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the six months ended June 30, 2009, the Company recorded other exit costs of $228 and reversed asset impairments of $25 in connection with this initiative.

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and NVH product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7,100. During the six months ended June 30, 2009, the Company reversed severance costs of $651 associated with this initiative. The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$3,929	$—	$—	$3,929
Expense incurred	(651)	—	—	(651)
Cash payments	(2,722)	—	—	(2,722)

Balance at June 30, 2009	$556	$—	$—	$556

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. During the six months ended June 30, 2009, the Company recorded severance costs and other exit costs of $21,255 and $33, respectively, related to this phase of the initiative. The estimated total cost of this initiative is $21,300. The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	21,255	33	—	21,288
Cash payments	(6,991)	(33)	—	(7,024)

Balance at June 30, 2009	$14,264	$—	$—	$14,264

In the first quarter of 2009, the Company initiated the reorganization of one of its Brazilian facilities. During the six months ended June 30, 2009, the Company recorded severance costs of $367 related to this initiative. The Company does not anticipate any additional costs to be incurred.

In the first quarter of 2009, the Company initiated the reorganization of its Italian operations. During the six months ended June 30, 2009, the Company recorded severance costs of $722 related to this initiative. The estimated total cost of this initiative is approximately $850.

In the second quarter of 2009, the Company initiated the reorganization of its French operations. During the six months ended June 30, 2009, the Company recorded severance costs of $1,994 related to this initiative. The estimated total cost of this initiative is approximately $3,800. The following table summarizes the activity for this initiative during the six months ended June 30, 2009:

	Separation Costs	Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	1,994	—	—	1,994
Cash payments	(580)	—	—	(580)
Utilization of reserve	—	—	—	—

Balance at June 30, 2009	$1,414	$—	$—	$1,414

4. Inventories

Inventories are comprised of the following:

	December 31, 2008	June 30, 2009
Finished goods	$35,069	$29,444
Work in process	26,520	27,547
Raw materials and supplies	55,363	51,064

	$116,952	$108,055

5. Debt

Outstanding debt consisted of the following at December 31, 2008 and June 30, 2009:

	December 31, 2008	June 30, 2009
Senior Notes	$200,000	$200,000	(a)
Senior Subordinated Notes	323,350	313,350	(a)
Term Loan A	25,036	19,863	(a)
Term Loan B	66,365	66,031	(a)
Term Loan C	165,805	164,942	(a)
Term Loan D	184,300	183,350	(a)
Term Loan E	88,458	88,632	(a)
Revolving Credit Facility	60,933	84,259	(a)
Capital leases and other borrowings	29,848	30,081

Total debt	1,144,095	1,150,508
Less: current portion	(94,136)	(1,137,699)

Total long-term debt	$1,049,959	$12,809

(a)	Total debt of $1,120,427 as of June 30, 2009 is classified as current.

General

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

During the second quarter of 2009, the Company purchased and retired $10,000 of its $323,350 outstanding Senior Subordinated Notes on the open market. The purchase was accounted for as an extinguishment of debt and, accordingly, $9,096 was recognized as a gain on debt extinguishment, after writing off the related unamortized debt issuance costs. The gain is included in other income (expense) in the condensed consolidated statement of operations.

The Company had $84,259 of outstanding borrowings and $28,067 of standby letters of credit outstanding under the Revolving Credit Facility as of June 30, 2009.

Default under the Notes and Forbearance Agreements

On June 15, 2009, the Company did not make required interest payments in an aggregate amount of approximately $20,121 due and payable under the Senior Notes and the Senior Subordinated Notes issued by Cooper-Standard Automotive Inc. The Company announced that it would utilize the applicable 30-day grace period on these scheduled interest payments to allow the Company to continue discussions with its lenders and other parties in an effort to increase liquidity and improve the Company’s capital structure. The failure to make the scheduled interest payments did not constitute an event of default at such time under the indentures governing the Notes. However, the failure to make the scheduled interest payments prior to the expiration of the 30-day grace period did constitute an event of default under the indentures. On July 15, 2009, the Company entered into (i) Senior Notes Forbearance Agreements (the “Senior Notes Forbearance Agreements”) with holders of more than 75% the aggregate principal amount of the outstanding Senior Notes and (ii) a Senior Subordinated Notes Forbearance Agreement (the “Senior Subordinated Notes Forbearance Agreement” and together with the Senior Notes Forbearance Agreements, the “Forbearance Agreements”) with holders of a majority of the aggregate principal amount of the outstanding Senior Subordinated Notes. The Forbearance Agreements provided that the noteholders party to the Forbearance Agreements would not exercise, and would not direct the applicable trustee to exercise, any remedies under the indenture agreements for a defined period of time not to exceed August 14, 2009 with respect to certain defaults resulting from the failure to make the interest payments under the Notes.

Default under the Pre-petition Credit Agreement and Limited Waiver

As the event of default under the indentures governing the Notes resulted in a cross-default under the Company’s Pre-petition Credit Agreement, the Company obtained a limited waiver from a majority of the lenders party thereto on July 15, 2009. Under the limited waiver, as amended and restated, certain defaults resulting from the failure to make the interest payments on the Notes (as defined in Note 15, Subsequent Events) as described above were waived for a defined period of time not to exceed August 14, 2009.

Commencement of Bankruptcy Cases

On August 3, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 4, 2009, the Canadian Debtor commenced the Canadian Proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Canadian Court, court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business.

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Pre-petition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Pre-petition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including actions with respect to pre-petition claims and litigation. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a plan of reorganization. As of the date of the filing of the Chapter 11 Cases, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Pre-petition Credit Agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Senior Notes and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Senior Subordinated Notes.

For additional details on events that occurred subsequent to June 30, 2009, see Note 15, Subsequent Events.

6. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and six month periods ended June 30, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,533	$946	$700	$655
Interest cost	3,879	2,028	3,800	1,748
Expected return on plan assets	(4,538)	(1,091)	(3,280)	(731)
Amortization of prior service cost and recognized actuarial loss	48	96	984	50

Net periodic benefit cost	$1,922	$1,979	$2,204	$1,722

	Pension Benefits
	Six Months Ended June 30,
	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5,066	$1,871	$1,413	$1,275
Interest cost	7,758	3,988	7,573	3,406
Expected return on plan assets	(9,076)	(2,194)	(6,560)	(1,414)
Amortization of prior service cost and recognized actuarial loss	96	193	1,922	97
Curtailment cost	—	—	68	—

Net periodic benefit cost	$3,844	$3,858	$4,416	$3,364

As a result of freezes to several of our U.S. pension plans, service cost for the six months ended June 30, 2009 has decreased compared to the six months ended June 30, 2008.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Service cost	$575	$436	$1,151	$865
Interest cost	1,205	1,067	2,411	2,122
Amortization of prior service credit and recognized actuarial gain	(495)	(822)	(990)	(1,643)
Other	—	40	—	80

Net periodic benefit cost	$1,285	$721	$2,572	$1,424

As a result of previous changes in plan design and discount rates, other postretirement benefits net periodic benefit cost has decreased compared to the prior year.

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

The effective tax rate for the three months and six months ended June 30, 2008, was 36% and 34%, respectively, as compared to 8% for both the three and six months ended June 30, 2009. The income tax rate for the three and six months ended June 30, 2009 varies from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Additionally, a discrete income tax benefit was recorded in the three months ended June 30, 2009 related to the settlement of a bi-lateral advanced pricing agreement. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

During March 2008 the Company became aware of a potentially favorable settlement of the pending bilateral Advance Pricing Arrangement (“APA”) negotiations between the United States (US) and Canada relating to the periods 2000 – 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009, the US and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. On June 23, 2009, the final Canadian bi-lateral Advance Pricing Agreement with the Company was completed and signed. The settlement of the bi-lateral APA results in income tax refunds to Cooper-Standard Automotive Canada for the years 2000 – 2007 of up to $88,000 Canadian dollars. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company (“CTR”) dated September 16, 2004, CTR has a claim against the Company for the amount of tax refunds received by Cooper-Standard Automotive Canada relating to the years 2000 – 2004. Refunds received from the Canadian government will be based on the preparation of amended tax returns for the years 2000 – 2007. The settlement of the APA should also result in a corresponding increase to the US taxable income of CSA for the years 2005 – 2007, but is not expected to result in any significant cash payment as the increased U.S. tax liability will be largely offset by existing tax credit carryforwards. For the quarter ended June 30, 2009, we have recorded a net receivable of $82,500 in our current tax liability account. This consists of $85,500 expected net refunds from Canada and $3,000 expected payable to the US. On July 27, 2009, Cooper Standard Automotive Canada received approximately CAD $80,000 which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA. On August 3, 2009, the Company and each of its direct and indirect wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. It is the Company’s belief that Cooper Tire’s right to tax refunds for pre-acquisition periods is that of a general unsecured creditor and will thus be subject to the general rules and processes of the U.S. Bankruptcy proceeding.

8. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2009
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$11,403	$11,587	$(184)	$(349,344)	$(349,340)	$(4)
Currency translation adjustment	11,378	11,504	(126)	25,479	25,353	126
Pension and other postretirement benefits, net of tax	(755)	(755)	—	405	405	—
Fair value change of derivatives, net of tax	9,620	9,620	—	(797)	(797)	—

Comprehensive income (loss):	$31,646	$31,956	$(310)	$(324,257)	$(324,379)	$122

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2009
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$27,108	$27,259	$(151)	$(404,621)	$(404,306)	$(315)
Currency translation adjustment	36,356	36,408	(52)	3,083	3,039	44
Pension and other postretirement benefits, net of tax	(723)	(723)	—	286	286	—
Fair value change of derivatives, net of tax	2,065	2,065	—	4,925	4,925	—

Comprehensive income (loss):	$64,806	$65,009	$(203)	$(396,327)	$(396,056)	$(271)

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

The following table summarizes the Company’s equity activity for the six months ended June 30, 2009:

	Cooper-Standard Holdings	Noncontrolling Interest	Total Equity (Deficit)
Equity at January 1, 2009	$15,177	$4,485	$19,662
Net loss	(404,306)	(315)	(404,621)
Other comprehensive gain	8,250	44	8,294
Stock-based compensation	628	—	628

Equity (deficit) at June 30, 2009	$(380,251)	$4,214	$(376,037)

9. Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Foreign currency gains (losses)	$(545)	$3,349	$1,258	$1,548
Gain on debt repurchase	—	9,096	1,696	9,096
Gain on disposal of fixed assets	—	—	9	—
Interest rate swaps	—	(3,487)	—	(2,091)
Loss on sale of receivables	—	(547)	—	(804)

Other income (expense)	$(545)	$8,411	$2,963	$7,749

Prior year amounts related to noncontrolling interest (minority interest) historically reflected as a component of other income (expense) have been reclassified to conform to current year presentation as required by SFAS No. 160. The adoption of SFAS No. 160 resulted in the reclassification of amounts being reported as minority interest, totaling $184 and $151, for the three and six months ended June 30, 2008, respectively, being shown separately from net income (loss) in the accompanying condensed consolidated statement of operations.

10. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $7,044 and $4,676 in the three months ended June 30, 2008 and 2009, respectively and $14,650 and $8,707 in the six months ended June 30, 2008 and 2009, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $310 and $411 in the three months ended June 30, 2008 and 2009, respectively and $902 and $637 in the six months ended June 30, 2008 and 2009, respectively.

11. Business Segments

In 2008 and through March 31, 2009, the Company reported its operating results in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis segment which was in line with the internal management structure.

On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis and Fluid Systems operating divisions and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s operating structure as well as reporting segments, has changed, and the Company revised its segment disclosures beginning with the second quarter of 2009 from the three reportable segments to two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). Prior periods have been revised to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 2 – Goodwill and Intangibles to conform to the new segment presentation.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sales to external customers
North America	$350,209	$191,558	$724,645	$380,534
International	415,430	256,488	797,015	469,280

Consolidated	$765,639	$448,046	$1,521,660	$849,814

Intersegment sales
North America	$916	$989	$1,959	$1,727
International	3,249	552	6,825	2,660
Eliminations and other	(4,165)	(1,541)	(8,784)	(4,387)

Consolidated	$—	$—	$—	$—

Segment profit
North America	$3,299	$(273,993)	$17,891	$(300,869)
International	14,624	(106,638)	22,955	(138,864)

Income (loss) before income taxes	$17,923	$(380,631)	$40,846	$(439,733)

	December 31, 2008	June 30, 2009
Segment assets
North America	$938,946	$633,100
International	791,531	655,854
Eliminations and other	87,774	86,860

Consolidated	$1,818,251	$1,375,814

Restructuring costs included in segment profit for North America totaled $575 and $1,298 for the three months ended June 30, 2008 and 2009, respectively, International totaled $668 and $5,116 for the three months ended June 30, 2008 and 2009, respectively, Eliminations and other totaled $0, and $(484) for the three months ended June 30, 2008 and 2009.

Restructuring costs included in segment profit for North America totaled $1,787 and $9,521 for the six months ended June 30, 2008 and 2009, respectively, International totaled $1,851 and $16,909 for the six months ended June 30, 2008 and 2009, respectively, Eliminations and other totaled $0, and $2,063 for the six months ended June 30, 2008 and 2009.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$107.4	$152.4	$533.4	$(27.5)	$765.7
Cost of products sold	—	92.2	127.0	456.0	(27.5)	647.7
Selling, administration, & engineering expenses	—	31.5	9.1	28.4	—	69.0
Amortization of intangibles	—	5.2	0.6	2.2	—	8.0
Restructuring	—	(0.1)	0.5	0.8	—	1.2

Operating profit (loss)	—	(21.4)	15.2	46.0	—	39.8
Interest expense, net of interest income	—	(19.0)	—	(4.4)	—	(23.4)
Equity earnings	—	—	1.4	0.7	—	2.1
Other income (expense), net	—	8.4	0.3	(9.3)	—	(0.6)

Income (loss) before income taxes	—	(32.0)	16.9	33.0	—	17.9
Provision for income tax expense (benefit)	—	1.8	(0.4)	5.1	—	6.5

Income (loss) before equity in income (loss) of subsidiaries	—	(33.8)	17.3	27.9	—	11.4
Equity in net income (loss) of subsidiaries	11.4	45.2	—	—	(56.6)	—

Consolidated net income (loss)	11.4	11.4	17.3	27.9	(56.6)	11.4
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$11.4	$11.4	$17.3	$28.1	$(56.6)	$11.6

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$72.2	$83.9	$307.9	$(16.0)	$448.0
Cost of products sold	—	63.4	73.6	271.8	(16.0)	392.8
Selling, administration, & engineering expenses	—	19.8	6.6	21.9	—	48.3
Amortization of intangibles	—	5.0	0.5	1.9	—	7.4
Impairment charges	—	291.6	13.7	57.4	—	362.7
Restructuring	—	(1.1)	0.8	6.2	—	5.9

Operating profit (loss)	—	(306.5)	(11.3)	(51.3)	—	(369.1)
Interest expense, net of interest income	—	(18.3)	—	(2.3)	—	(20.6)
Equity earnings	—	—	0.2	0.5	—	0.7
Other income (expense), net	—	7.1	(0.3)	1.6	—	8.4

Income (loss) before income taxes	—	(317.7)	(11.4)	(51.5)	—	(380.6)
Provision for income tax expense (benefit)	—	66.0	1.1	(98.4)	—	(31.3)

Income (loss) before equity in income (loss) of subsidiaries	—	(383.7)	(12.5)	46.9	—	(349.3)
Equity in net income (loss) of subsidiaries	(349.3)	34.4	—	—	314.9	—

Consolidated net income (loss)	(349.3)	(349.3)	(12.5)	46.9	314.9	(349.3)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	—	—	—

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(349.3)	$(349.3)	$(12.5)	$46.9	$314.9	$(349.3)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$223.8	$319.4	$1,035.0	$(56.5)	$1,521.7
Cost of products sold	—	193.7	263.7	883.7	(56.5)	1,284.6
Selling, administration, & engineering expenses	—	63.3	16.2	56.9	—	136.4
Amortization of intangibles	—	10.3	1.2	4.3	—	15.8
Restructuring	—	0.6	0.9	2.1	—	3.6

Operating profit (loss)	—	(44.1)	37.4	88.0	—	81.3
Interest expense, net of interest income	—	(38.7)	—	(8.9)	—	(47.6)
Equity earnings (losses)	—	(0.1)	3.1	1.2	—	4.2
Other income (expense), net	—	22.8	0.4	(20.3)	—	2.9

Income (loss) before income taxes	—	(60.1)	40.9	60.0	—	40.8
Provision for income tax expense (benefit)	—	4.0	(2.3)	12.0	—	13.7

Income (loss) before equity in income (loss) of subsidiaries	—	(64.1)	43.2	48.0	—	27.1
Equity in net income (loss) of subsidiaries	27.1	91.2	—	—	(118.3)	—

Consolidated net income (loss)	27.1	27.1	43.2	48.0	(118.3)	27.1
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$27.1	$27.1	$43.2	$48.2	$(118.3)	$27.3

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
Sales	$—	$144.5	$171.4	$566.9	$(33.0)	$849.8
Cost of products sold	—	126.4	148.1	515.2	(33.0)	756.7
Selling, administration, & engineering expenses	—	38.2	12.0	43.3	—	93.5
Amortization of intangibles	—	10.0	0.9	3.7	—	14.6
Impairment charges		291.6	13.7	57.4		362.7
Restructuring	—	7.4	1.7	19.4	—	28.5

Operating profit (loss)	—	(329.1)	(5.0)	(72.1)	—	(406.2)
Interest expense, net of interest income	—	(36.7)	—	(5.0)	—	(41.7)
Equity earnings (loss)	—	—	(0.5)	1.0	—	0.5
Other income (expense)	—	11.6	(0.8)	(3.1)	—	7.7

Income (loss) before income taxes	—	(354.2)	(6.3)	(79.2)	—	(439.7)
Provision for income tax expense (benefit)	—	65.1	1.2	(101.4)	—	(35.1)

Income (loss) before equity in income (loss) of subsidiaries	—	(419.3)	(7.5)	22.2	—	(404.6)
Equity in net income of subsidiaries	(404.6)	14.7	—	—	389.9	—

Consolidated net income (loss)	(404.6)	(404.6)	(7.5)	22.2	389.9	(404.6)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(404.6)	$(404.6)	$(7.5)	$22.5	$389.9	$(404.3)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.0	$—	$71.5	$—	$111.5
Accounts receivable, net	—	53.1	65.7	233.2	—	352.0
Inventories	—	17.1	21.2	78.7	—	117.0
Prepaid Expenses	—	(1.1)	0.6	19.7	—	19.2
Other	—	23.9	—	—	—	23.9

Total current assets	—	133.0	87.5	403.1	—	623.6
Investments in affiliates and intercompany accounts, net	15.2	315.4	599.5	161.4	(1,058.1)	33.4
Property, plant, and equipment, net	—	70.3	118.5	435.2	—	624.0
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	149.4	17.1	125.8	—	292.3

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$43.5	$—	$50.6	$—	$94.1
Accounts payable	—	36.4	25.0	131.6	—	193.0
Accrued liabilities	—	65.6	6.7	92.3	—	164.6

Total current liabilities	—	145.5	31.7	274.5	—	451.7
Long-term debt	—	957.5	—	92.5	—	1,050.0
Other long-term liabilities	—	165.0	6.7	125.2	—	296.9

	—	1,268.0	38.4	492.2	—	1,798.6
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15.2	(405.8)	801.5	662.4	(1,058.1)	15.2
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	15.2	(405.8)	801.5	666.9	(1,058.1)	19.7

Total liabilities and equity (deficit)	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

CONSOLIDATING BALANCE SHEET

June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.7	$—	$59.1	$—	$86.8
Accounts receivable, net	—	45.7	43.7	266.1	—	355.5
Inventories	—	16.5	19.6	71.9	—	108.0
Prepaid Expenses	—	3.2	0.3	19.3	—	22.8
Other	—	13.6	—	1.1	—	14.7

Total current assets	—	106.7	63.6	417.5	—	587.8
Investments in affiliates and intercompany accounts, net	(380.3)	401.6	630.4	(24.1)	(593.7)	33.9
Property, plant, and equipment, net	—	65.9	107.8	417.4	—	591.1
Goodwill	—	36.8	17.3	33.6	—	87.7
Other assets	—	0.9	0.1	74.3	—	75.3

	$(380.3)	$611.9	$819.2	$918.7	$(593.7)	$1,375.8

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$1,011.3	$—	$126.4	$—	$1,137.7
Accounts payable	69.0	24.1	12.8	109.2	—	215.1
Accrued liabilities	—	69.5	5.6	35.9	—	111.0

Total current liabilities	69.0	1,104.9	18.4	271.5	—	1,463.8
Long-term debt	—	—	—	12.8	—	12.8
Other long-term liabilities	—	146.7	6.8	121.8	—	275.3

	69.0	1,251.6	25.2	406.1	—	1,751.9
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	(449.3)	(639.7)	794.0	508.4	(593.7)	(380.3)
Noncontrolling interest	—	—	—	4.2	—	4.2

Total equity (deficit)	(449.3)	(639.7)	794.0	512.6	(593.7)	(376.1)

Total liabilities and equity (deficit)	$(380.3)	$611.9	$819.2	$918.7	$(593.7)	$1,375.8

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$(16.2)	$7.2	$54.1	$—	$45.1
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.8)	(7.4)	(36.7)	—	(47.9)
Other	—	—	0.2	0.3	—	0.5

Net cash used in investing activities	—	(3.8)	(7.2)	(36.4)	—	(47.4)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	3.0	—	8.7	—	11.7
Principal payments on long-term debt	—	(6.5)	—	(2.4)	—	(8.9)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	—	0.1	—	—	—	0.1

Net cash provided by (used in) financing activities	—	(8.7)	—	6.3	—	(2.4)
Effects of exchange rate changes on cash	—	2.7	—	(6.7)	—	(4.0)
Changes in cash and cash equivalents	—	(26.0)	—	17.3	—	(8.7)
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$16.6	$—	$15.6	$—	$32.2

Depreciation and amortization	$—	$18.4	$12.5	$40.1	$—	$71.0

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(28.5)	$1.8	$(6.8)	$—	$(33.5)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(2.1)	(1.8)	(10.4)	—	(14.3)

Net cash used in investing activities	—	(2.1)	(1.8)	(10.4)	—	(14.3)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	22.1	—	1.9	—	24.0
Principal payments on long-term debt	—	(2.3)	—	(8.1)	—	(10.4)
Repurchase of bonds	—	(0.7)	—	—	—	(0.7)
Other	—	(0.1)	—	0.1	—	—

Net cash provided by (used in) financing activities	—	19.0	—	(6.1)	—	12.9
Effects of exchange rate changes on cash	—	(0.7)	—	10.9	—	10.2
Changes in cash and cash equivalents	—	(12.3)	—	(12.4)	—	(24.7)
Cash and cash equivalents at beginning of period	—	40.0	—	71.5	—	111.5

Cash and cash equivalents at end of period	$—	$27.7	$—	$59.1	$—	$86.8

Depreciation and amortization	$—	$18.2	$11.7	$32.2	$—	$62.1

13. Financial Instruments

Fair values of the Senior Notes and the Senior Subordinated Notes approximated $146,900 and $35,700 at December 31, 2008 and June 30, 2009 based on quoted market prices, compared to the recorded values totaling $523,350 and $513,350, respectively. Fair values of the Term Loans approximated $247,600 and $348,600 at December 31, 2008 and June 30, 2009, based on quoted market prices, compared to the recorded values totaling $530,000 and $523,000, respectively.

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

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets and other current liabilities.

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

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	22,750	268,322
Canadian dollar	USD	12,900	13,686
Euro	USD	6,525	4,723
Czech Koruna	EUR	5,350	133,270

At June 30, 2009, the fair value before taxes of the Company’s forward foreign exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

June 30, 2009
Asset/(liability)
Other current assets	$1,119
Accrued liabilities	(2,573)

$(1,454)

The amounts recognized in OCI and reclassified from AOCI into cost of products sold are shown below:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$1,130	$(1,979)
Amount of gain/(loss) reclassified from AOCI into cost of products sold	(1,079)	(2,253)

The amount to be reclassified in the next twelve months is expected to be approximately $(1,454).

Interest rate swaps - The Company has entered into interest rate swap contracts to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. Interest rate swap contracts which fix the interest payments of certain variable rate debt instruments or fix the market rate component of anticipated fixed rate debt instruments are accounted for as cash flow hedges. A summary of the interest rate swap cash flow hedges as of June 30, 2009 is below:

Description	Fixed Rate	Maturity Date	Notional Amount	Notional Amount
			(USD)	(local currency)
USD denominated bank debt	5.77%	December, 2011	$99,799	99,799
USD denominated bank debt	3.19%	December, 2011	59,550	59,550
Canadian denominated bank debt	4.91%	December, 2010	11,090	12,884
EURO denominated mortgage debt	4.14%	September, 2013	10,510	7,485

At June 30, 2009, the fair value before taxes of the Company’s interest rate swap contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

June 30, 2009
Asset/(liability)
Accrued liabilities	$(11,024)

The amounts recognized in OCI and reclassified from AOCI into interest expense are shown below:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$(4,324)	$(11,374)
Amount of gain/(loss) reclassified from AOCI into interest expense	(1,719)	(3,129)

The amount to be reclassified in the next twelve months is expected to be approximately $(5,682).

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

	Notional Amount	Unit of Measure (000’s)
Natural gas	$339	31 MMBtu
Carbon black	3,151	7,666 lbs

At June 30, 2009, the fair value before taxes of the Company’s commodity contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

June 30, 2009
Accrued liabilities	$(781)

The amounts recognized in OCI and reclassified from AOCI into cost of products sold are shown below:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amount of gain/(loss) recognized in OCI, net of tax	$1,001	$(576)
Amount of gain/(loss) reclassified from AOCI into cost of products sold	(785)	(2,392)

The amount to be reclassified in the next twelve months is expected to be approximately $(781).

Forward Foreign Exchange Contracts

The Company uses forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, a portion of our Euro Term Loan E, and short-term foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by these arrangements are the Canadian Dollar, Euro and Brazilian Real. Losses of $360 related to these contracts were recorded in other income (expense) during the six months ended June 30, 2009. As of June 30, 2009 the fair market value of these contracts was approximately $(307).

Net Investment Hedge

The Company has certain foreign currency denominated debt that hedges a portion of the Company’s net investment in certain of its European subsidiaries. For a net investment hedge the fair value of the derivative is recorded in currency translation adjustment, which is a component of AOCI in the condensed consolidated balance sheet. During the six months ended June 30, 2009, losses of $2,093, net of tax, were recorded in AOCI.

Derivatives Not Designated as Hedging Instruments

At June 30, 2009, the fair value before taxes of these contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

June 30, 2009
Asset/(liability)
Other current assets	$2,793
Accrued liabilities	(5,511)

$(2,718)

The amount recognized and classification within the statement of operations by contract type are summarized below:

Contract	Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate contracts	Interest expense	$(1,316)	$(2,585)
Interest rate contracts	Other income (expense)	(3,487)	(2,090)
Commodity contracts	Cost of products sold	230	(350)

		$(4,573)	$(5,025)

During 2008, a counterparty on one of the Company’s USD swaps filed for bankruptcy protection. The swap with a notional amount of $61,329 was de-designated as a cash flow hedge for accounting purposes. As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(4,350) that were recorded in AOCI pertaining to this swap will be amortized to interest expense over the remaining life of the anticipated hedge relationship which would have normally terminated in December 2011. The swap currently has a notional amount of $61,012.

During 2008, the Company executed a new off-setting swap to neutralize the future impact of changes in market value of the de-designated swap discussed above. The off-setting swap covers an identical notional amount of $61,012, uses the same 3-month LIBOR, and pays a fixed coupon of 3.67% until its maturity in December 2011. This swap will not be designated as a cash flow hedge under SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities”, and as a result will be marked to market. This will serve to offset the earnings impact of the future changes in market value of the de-designated swap.

During 2008, the Company unwound one of its interest rate swaps which resulted in cash settlements on January 2, 2009 of $9,850 including accrued interest of $383 to the counterparty that required, per the ISDA that covered the swap contract, to terminate the swap upon the Company’s credit rating falling below B3.

Upon termination the swap was de-designated as a cash flow hedge for accounting purposes. As the underlying cash flow risk this swap was designed to hedge remains highly probable of occurring, the amount of net losses of $(9,467) that were recorded in accumulated other comprehensive income (loss) pertaining to this will be amortized to interest expense over the remaining life of the anticipated hedge relationship which was to have terminated in December 2011.

Based on the prospective testing done on the Carbon Black hedge, it was determined that the hedge volume for the reminder of the hedge contract was higher than the actual Carbon Black purchases forecasted for the reminder of the year 2009, due primarily to a reduction in vehicle production projected by CSM Worldwide for the North American market. On March 31, 2009 the Company de-designated 25% of the hedge volume for FAS 133 purposes, for the six months ended June 30, 2009 an amount of $350 was recorded to costs of products sold.

Fair Value Measurements

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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value as of June 30, 2009, are shown below:

	Frequency	Asset (Liability)	Level 1	Level 2	Level 3
Derivative financial instruments	Recurring	$(16,283)	$—	$—	$(16,283)
Goodwill	Non-recurring	87,728	—	—	87,728
Long-lived assets	Non-recurring	28,173	—	—	28,173

See Note 1, Overview, and Note 2, Goodwill and Intangibles, for additional information on the fair value measurements of long-lived assets and goodwill.

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the six months ended June 30, 2009, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2009	$22,370
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	13,158
Included in other comprehensive income	(8,708)
Purchases, issuances, and settlements	(10,537)

Ending Balance as of June 30, 2009	$16,283

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$2,011

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$13,158
Change in unrealized (gains) or losses relating to assets still held at the reporting date	(2,011)

14. Accounts Receivable Factoring

As part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At June 30, 2009, the Company had $41,540 of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the three and six months ended June 30, 2009 of $293 and $550, respectively; this amount is recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables for one of the locations. These were permitted transactions under the Company’s Pre-petition Credit Agreement (as defined below). The Company is also pursuing similar arrangements in various locations.

In addition, during the second quarter of 2009, the Company has elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. During the quarter ended June 30, 2009, the Company received payments of $8,026 and incurred charges of $254 which is recorded in other income (expense) in the condensed consolidated statements of operations.

In addition, the Company has been advised that Export Development Canada (“EDC”) has made available to the Company’s Canadian subsidiary insurance coverage on certain GM and Chrysler receivables. EDC’s program is designed to guarantee a substantial portion of a Canadian supplier’s eligible receivables under the program. The Canadian subsidiary will be charged 6% per annum of the amount made available to it under the program.

15. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

The following events have occurred subsequent to June 30, 2009, that, although they do not have a direct impact on the reported balances or results of operations as of that date, are material to our ongoing operations.

Default under the Notes and Forbearance Agreements

As discussed in Note 5, Debt, the Company did not make required interest payments under its 7% Senior Notes due 2012 (the “Senior Notes”) and its 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and together with the Senior Notes, the “Notes”) on June 15, 2009. The Company announced that it would utilize the applicable 30-day grace period on these scheduled interest payments to allow the Company to continue discussions with its lenders and other parties in an effort to increase liquidity and improve the Company’s capital structure. The failure to make the scheduled interest payments did not constitute an event of default at such time under the indentures governing the Notes. However, the failure to make the scheduled interest payments prior to the expiration of the 30-day grace period did constitute an event of default under the indentures. On July 15, 2009, the Company entered into (i) Senior Notes Forbearance Agreements (the “Senior Notes Forbearance Agreements”) with holders of more than 75% the aggregate principal amount of the outstanding Senior Notes and (ii) a Senior Subordinated Notes Forbearance Agreement (the “Senior Subordinated Notes Forbearance Agreement” and together with the Senior Notes Forbearance Agreements, the “Forbearance Agreements”) with holders of a majority of the aggregate principal amount of the outstanding Senior Subordinated Notes. The Forbearance Agreements provided that the noteholders party to the Forbearance Agreements would not exercise, and would not direct the applicable trustee to exercise, any remedies under the indenture agreements for a defined period of time not to exceed August 14, 2009 with respect to certain defaults resulting from the failure to make the interest payments under the Notes.

Default under the Pre-petition Credit Agreement and Limited Waiver

As the event of default under the indentures governing the Notes resulted in a cross-default under the Company’s Pre-petition Credit Agreement (as defined below), the Company obtained a limited waiver from a majority of the lenders party thereto on July 15, 2009. Under the limited waiver, as amended and restated, certain defaults resulting from the failure to make the interest payments on the Notes as described above were waived for a defined period of time not to exceed August 14, 2009.

Commencement of Bankruptcy Cases

On August 3, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 4, 2009, the Canadian Debtor, commenced the Canadian Proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Canadian Court, court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

In addition, under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before prepetition unsecured creditors and interest holders can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.

DIP Credit Agreement

On August 5, 2009, the Bankruptcy Court entered an interim order (the “Interim Order”) approving debtor-in-possession financing on an interim basis. Pursuant to the Interim Order, the Company entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc., an Ohio corporation (the “U.S. Borrower”), and the Canadian Debtor (the U.S. Borrower and the Canadian Debtor are referred to herein as the “DIP Borrowers”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received interim approval of the DIP Credit Agreement from the Bankruptcy Court on August 5, 2009 and from the Canadian Court on August 6, 2009. The DIP Credit Agreement remains subject to final approval by the Bankruptcy Court and there can be no assurance that it will be approved by the Bankruptcy Court or that, if approved, it will be approved in its current form.

The lenders under the DIP Credit Agreement have committed to provide superpriority senior secured term loans to the DIP Borrowers and an additional non-U.S. subsidiary to be designated (the “Additional Foreign Borrower”) in an aggregate principal amount of up to $175,000 (the “DIP Facility”) in connection with the Chapter 11 Cases and the Canadian Proceedings. The U.S. Borrower drew $35,000 of the DIP Facility upon the entry of the Interim Order by the Bankruptcy Court, and the Canadian Debtor drew $15,000 upon an initial order by the Canadian Court. An additional $125,000 of the DIP Facility will be available in a single draw upon the entry of a final order by the Bankruptcy Court, and a further order by the Canadian Court, approving the DIP Facility. An aggregate total of up to $125,000 of the DIP Facility will be available for borrowing by the U.S. Borrower and an aggregate total of up to $50,000 of the DIP Facility will be available for borrowing by the Canadian Debtor, each subject to reduction in the aggregate (on a dollar-for-dollar basis) by the amount of borrowings by the Additional Foreign Borrower, although $50,000 will be funded into an escrow account upon final approval of the DIP Facility if collateral security arrangements relating to the Additional Foreign Borrower are not completed at such time. The DIP Credit Agreement also provides for an additional uncommitted $25,000 incremental facility, for a total DIP Facility of up to $200,000 (if the incremental facility is requested and committed to by the requisite lenders).

The obligations of the DIP Borrowers under the DIP Credit Agreement will be guaranteed by the Company and certain of its U.S. and foreign subsidiaries, subject to limitations on guarantees by foreign entities of the obligations of the DIP Borrowers. The obligations under the DIP Credit Agreement and related guarantees will be secured by liens on the assets of the DIP Borrowers and certain of the Company’s U.S. and foreign subsidiaries, subject to limitations on liens granted by foreign entities supporting certain of the obligations of the DIP Borrowers and guarantors. Liens under the DIP Credit Agreement will have first priority priming status with respect to substantially all of the assets of the DIP Borrowers and their subsidiaries in U.S. and Canada and will be entitled to superpriority administrative expense claim status in the Chapter 11 Cases.

Loans under the DIP Credit Agreement will bear interest at a rate per annum equal to (i) LIBOR (with a LIBOR floor of 3%) plus 9.5% or (ii) a base rate based on the higher of the federal funds overnight rate plus 0.5% and the prime lending rate (with a floor of

4%) plus 8.5%. Overdue principal and interest will bear interest at a default rate of 2% over the applicable rate as determined under the terms of the DIP Credit Agreement. In addition, the DIP Credit Agreement will obligate the DIP Borrowers to pay agency, up-front and exit fees to the DIP Agent and the lenders, as applicable.

Loans under DIP Credit Agreement will amortize at a rate of 1% per annum, paid quarterly. The outstanding principal amount of the loans under the DIP Credit Agreement, plus accrued and unpaid interest thereon, will be due and payable in full at maturity, which is the earliest of: (i) the date that is 364 days after the date of the entry of the interim order by the Bankruptcy Court (the “Interim Order Entry Date”), (ii) the first date that both a plan of reorganization for each of the Company and its U.S. subsidiaries, which is confirmed by the Bankruptcy Court, and a plan of compromise or arrangement of the Canadian Debtor, which is confirmed by the Canadian Court, in each case providing for the repayment of the obligations under the DIP Credit Agreement, become effective, (iii) the date that is 30 days after the Interim Order Entry Date if the Bankruptcy Court has not entered a final order by such date and (iv) the acceleration of the DIP Facility or termination of the commitments thereunder, including, without limitation, as a result of the occurrence of an event of default. With the consent of the Required Lenders, and payment of an extension fee equal to 1% of the outstanding loans and commitments, the DIP Borrowers may at their option extend the maturity date by 90 days.

The DIP Credit Agreement includes affirmative and negative covenants that will impose substantial restrictions on the financial and business operations of the Company and its subsidiaries, including their ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The DIP Credit Agreement also contains certain financial covenants including (i) the achievement of a minimum amount of consolidated EBITDA, (ii) the maintenance of a minimum amount of liquidity and (iii) limitations on the amount of capital expenditures. The DIP Credit Agreement also contains various events of default that are customary for debtor-in-possession financings of this type.

Amendment to the Pre-petition Credit Agreement

The Company, the U.S. Borrower, the Canadian Debtor and Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), a corporation organized under the laws of the Netherlands (the “Dutch Borrower” and together with the U.S. Borrower and the Canadian Debtor, the “Pre-petition Borrowers”), entered into the Fifth Amendment and Consent to Credit Agreement, dated July 14, 2009, with the lenders party thereto and the Pre-petition Agent (as defined below), providing for the amendment of the Company’s existing Credit Agreement, dated as of December 23, 2004 (as amended from time to time, the “Pre-petition Credit Agreement”), to permit, (i) the incurrence of the loans and guarantees and the granting of liens on the assets of the Company and its subsidiaries, pursuant to the referenced debtor-in-possession financing and (ii) the Pre-petition Credit Agreement administrative agent’s entering into intercreditor agreements and/or amendments to the security and pledge agreements that secure the obligations under the Pre-petition Credit Agreement to provide that any liens incurred pursuant to the referenced debtor-in-possession financing will have priority over the liens under the Pre-petition Credit Agreement.

Pre-petition Credit Agreement and Notes

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Pre-petition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Pre-petition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including actions with respect to pre-petition claims and litigation. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a plan of reorganization.

As of August 3, 2009, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Pre-petition Credit Agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Senior Notes and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Senior Subordinated Notes.

Derivative Instruments and Hedging Activities

The failure to make the scheduled interest payments on the Senior Notes and Senior Subordinated Notes and the expiration of the applicable 30-day period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of Cooper-Standard Automotive, Inc., Cooper-Standard Automotive Canada, Limited and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. All of the derivatives that were designated under FAS 133 as cash flow hedges were de-designated for the purposes of FAS 133 as a result of the failure to make the interest payment and in anticipation of the termination events. The amounts in Accumulated Other Comprehensive Income at de-designation will be frozen and will be amortized and moved to the Income Statement over the remaining life of the underlying exposures.

Bilateral APA

On July 27, 2009, Cooper Standard Automotive Canada received approximately CAD $80 million which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA. It is the Company’s belief that Cooper Tire’s right to tax refunds for pre-acquisition periods is that of a general unsecured creditor and will thus be subject to the general rules and processes of the U.S. Bankruptcy proceeding. See Note 7, Income Taxes for additional information.

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

Business Environment and Outlook

During the second quarter of 2009, our revenues continued to be adversely affected by a substantial decline in worldwide automotive production levels. Overall negative macroeconomic conditions, including disruptions in the financial markets and high unemployment levels continue to impact consumer confidence which has led to a significant decline in demand and therefore production of light vehicles.

A number of key industry developments and trends have coincided with, or resulted in whole or in part from, these negative macroeconomic conditions. These developments and trends include:

•

A deterioration in the financial condition of certain of our customers which has caused them to implement restructuring initiatives, including, in some cases, significant capacity reductions and/or reorganization under bankruptcy laws:

In particular, on April 30, 2009, Chrysler LLC and a number of its subsidiaries filed a petition in the U.S. Bankruptcy Court commencing reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code and emerging from the bankruptcy 40 days later.

General Motors Corporation filed a petition in U.S. Bankruptcy Court on June 1, 2009 and emerged from bankruptcy on July 10, 2009. The filing is one of the largest bankruptcies in U.S. history; a new company is being formed by the sale of most of the old company’s assets.

Both General Motors and Chrysler have received financial assistance from government sources with the government taking 61 percent stake in General Motors and 8 percent in Chrysler. The ability for the companies to repay the loans and return to profitability is still unknown and creates additional uncertainty.

Both companies extended shutdown periods of production at North American manufacturing facilities, until they emerged from the bankruptcy proceedings, and also extended seasonal shutdown time causing further stress in the supplier sector as they attempt to balance revenue, production and profitability.

•

A decline in our customers’ production volumes and weak sales. According to CSM Worldwide, actual North America and Europe light vehicle production volume for the second quarter of 2009 were 1.8 million units and 4.3 million units, as compared to 3.5 million units and 5.9 million units for the second quarter of 2008.

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

Commencement of Bankruptcy Cases

Accordingly, in order to transform and preserve the value of the Company on August 3, 2009, Cooper-Standard Holdings Inc., a Delaware corporation (the “Company”), and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (the “Canadian Debtor”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements.

In addition, under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before prepetition unsecured creditors and interest holders can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.

Debtor-in-Possession Financing

The Company has entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc., an Ohio corporation (the “U.S. Borrower”), and the Canadian Debtor (the U.S. Borrower and the Canadian Debtor are referred to herein as the “DIP Borrowers”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received interim approval of the DIP Credit Agreement from the Bankruptcy Court on August 5, 2009 and from the Canadian Court on August 6, 2009. The DIP Credit Agreement remains subject to final approval by the Bankruptcy Court and there can be no assurance that the DIP Credit Agreement will be approved by the Bankruptcy Court or that, if approved, it will be approved in its current form.

The lenders under the DIP Credit Agreement have committed to provide superpriority senior secured term loans to the DIP Borrowers and an additional non-U.S. subsidiary to be designated (the “Additional Foreign Borrower”) in an aggregate principal amount of up to $175 million (the “DIP Facility”) in connection with the Chapter 11 Cases and the Canadian Proceedings. The U.S. Borrower drew $35 million of the DIP Facility upon the entry of the Interim Order by the Bankruptcy Court and the Canadian Debtor drew $15 million upon an initial order by the Canadian Court. An additional $125 million of the DIP Facility will be available in a single draw upon the entry of a final order by the Bankruptcy Court, and a further order by the Canadian Court, approving the DIP Facility. An aggregate total of up to $125 million of the DIP Facility will be available for borrowing by the U.S. Borrower and an aggregate total of up to $50 million of the DIP Facility will be available for borrowing by the Canadian Debtor, each subject to reduction in the aggregate (on a dollar-for-dollar basis) by the amount of borrowings by the Additional Foreign Borrower, although $50 million will be funded into an escrow account upon final approval of the DIP Facility if collateral security arrangements relating to the Additional Foreign Borrower are not completed at such time. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP Facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders).

Results of Operations

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sales	$765,639	$448,046	$1,521,660	$849,814

Cost of products sold	647,650	392,759	1,284,552	756,695

Gross profit	117,989	55,287	237,108	93,119

Selling, administration, & engineering expenses	69,029	48,411	136,432	93,575

Amortization of intangibles	7,925	7,371	15,761	14,589

Impairment charges	—	362,699	—	362,699

Restructuring	1,243	5,930	3,638	28,493

Operating profit (loss)	39,792	(369,124)	81,277	(406,237)
Interest expense, net of interest income	(23,383)	(20,621)	(47,598)	(41,718)
Equity earnings (loss)	2,059	703	4,204	473
Other income (expense)	(545)	8,411	2,963	7,749

Income (loss) before income taxes	17,923	(380,631)	40,846	(439,733)
Provision (benefit) for income tax expense	6,520	(31,287)	13,738	(35,112)

Net income (loss)	11,403	(349,344)	27,108	(404,621)
Add: Net loss attributed to noncontrolling interests	184	4	151	315

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,587	$(349,340)	$27,259	$(404,306)

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Sales: Consolidated sales decreased $317.6 million, or 41.5%, in the second quarter of 2009. This decrease resulted primarily from lower unit sales volume in both North America and Europe and unfavorable foreign exchange ($62.9 million).

Gross Profit: Gross profit decreased $62.7 million to $55.3 million (approximately 12.3% of sales) in the second quarter of 2009 as compared to $118.0 million (approximately 15.4% of sales) in the second quarter of 2008. This decrease resulted primarily from lower sales volume in both North America and Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses decreased $20.6 million to $48.4 million in the second quarter of 2009 compared to $69.0 million in the second quarter of 2008, primarily due to the favorable impact of various cost saving initiatives and management actions.

Impairment Charges: In the second quarter of 2009 we recorded a goodwill impairment charge of $157.2 million, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets within the North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; and (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results, an analysis of whether the Company would meet its financial covenants for the past quarter and negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

Restructuring: Restructuring charges increased $4.7 million to $5.9 million in the second quarter of 2009 compared to $1.2 million in the second quarter of 2008. This increase is due primarily to restructuring initiatives commenced in the second half of 2008 and the first half of 2009.

Interest Expense, Net: The decrease in interest expense of $2.8 million in the second quarter of 2009 resulted primarily from decreased interest rates and decreased term loan balances as compared to the second quarter of 2008.

Other Income (Expense): Other income increased $9.0 million in the second quarter of 2009 compared to the second quarter of 2008 due primarily to the gain on debt repurchase of $9.1 million and an increase in foreign currency gains of $3.9 million, partially offset by losses on interest rate swaps of $3.5 million and losses on sale of receivables of $0.5 million.

Provision for Income Tax Expense (Benefit): For the three months ended June 30, 2009, the Company recorded income tax benefit of ($31.3) million on losses before income taxes of ($380.6) million. This compares to an income tax expense of $6.5 million on earnings before income taxes of $17.9 million for the same period of 2008. Income tax expense for the three month period ended June 30, 2009 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Additionally, a discrete income tax benefit was recorded in the three months ended June 30, 2009 related to the settlement of a bi-lateral advanced pricing agreement. See Note 7, Income Taxes of the Condensed Consolidated Financial statements for additional details on the settlement. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Sales: Consolidated sales decreased $671.8 million, or 44.2%, in the six months ended June 30, 2009. This decrease resulted primarily from lower sales volume in both North America and Europe and unfavorable foreign exchange ($122.9 million).

Gross Profit: Gross profit decreased $144.0 million to $93.1 million (approximately 11.0% of sales) in the six months ended June 30, 2009 as compared to $237.1 million (approximately 15.6% of sales) in the six months ended June 30, 2008. This decrease resulted primarily from lower sales volume in both North America and Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses decreased $42.9 million to $93.6 million in the six months ended June 30, 2009 compared to $136.4 million in the six months ended June 30, 2008, primarily due to the favorable impact of various cost saving initiatives and management actions.

Impairment Charges: In the second quarter of 2009 we recorded a goodwill impairment charge of $157.2 million, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets within the North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; and (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results, an analysis of whether the Company would meet its financial covenants for the past quarter and negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

Restructuring: The increase in restructuring expense of $24.9 million in the six months ended June 30, 2009 resulted primarily from the final phase of the reorganization of its operating structure which was initiated during the fourth quarter of 2008.

Interest Expense, Net: The decrease in interest expense of $5.9 million in the six months ended June 30, 2009 resulted primarily from decreased interest rates and decreased term loan balances as compared to the first quarter of 2008.

Other Income (Expense): Other income increased $4.8 million in the six months ended June 30, 2009 due primarily to an increase in gain on debt repurchase of $7.4 million and an increase in foreign currency gains of $0.3 million, partially offset by losses on sale of receivables of $0.8 million and losses on interest rate swaps of $2.1 million. In addition, the Company recognized a gain of $1.7 million in the first quarter of 2008 on debt repurchase.

Provision for Income Tax Expense (Benefit): For the six months ended June 30, 2009, the Company recorded income tax benefit of ($35.1) million on losses before income taxes of ($439.7) million. This compares to an income tax expense of $13.7 million on earnings before income taxes of $40.8 million for the same period of 2008. Income tax expense for the six month period ended June 30, 2009 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Additionally, a discrete income tax benefit was recorded in the three months ended June 30, 2009 related to the settlement of a bi-lateral advanced pricing agreement. See Note 7, Income Taxes of the Condensed Consolidated Financial statements for additional details on the settlement. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions

Segment Results of Operations

(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Sales
North America	$350,209	$191,558	$724,645	$380,534
International	415,430	256,488	797,015	469,280

	$765,639	$448,046	$1,521,660	$849,814

Segment profit (loss)
North America	$3,299	$(273,993)	$17,891	$(300,869)
International	14,624	(106,638)	22,955	(138,864)

	$17,923	$(380,631)	$40,846	$(439,733)

In 2008 and through March 31, 2009, the Company reported its operating results in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis segment which was in line with the internal management structure.

On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis and Fluid Systems operating divisions and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s operating structure as well as reporting segments, has changed, and the Company revised its segment disclosures beginning with the second quarter of 2009 from the three reportable segments to two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). Prior periods have been revised to conform to the current period presentation.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

North America: Sales decreased $158.7 million, or 45.3%, primarily due to lower sales volume and unfavorable foreign exchange ($12.0 million). Segment profit decreased by $277.3 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $242.2 million and lower sales volumes partially offset by the favorable impact of management actions and various cost saving initiatives.

International: Sales decreased $158.9 million, or 38.3%, primarily due to lower sales volume and unfavorable foreign exchange ($50.9 million). Segment profit decreased by $121.3 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $120.5 million, lower sales volume in Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

North America: Sales decreased $344.1 million, or 47.5%, primarily due to lower sales volume and unfavorable foreign exchange ($23.2 million). Segment profit decreased by $318.8 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $242.2 million, lower sales volumes and unfavorable foreign exchange partially offset by the favorable impact of management actions and various cost saving initiatives.

International: Sales decreased $327.7 million, or 41.1%, primarily due to lower sales volume and unfavorable foreign exchange ($99.7 million). Segment profit decreased by $161.8 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $120.5 million, lower sales volume in Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to Condensed Consolidated Financial Statements for discussion of restructuring activities during the six months ended June 30, 2009.

Liquidity and Capital Resources

Operating Activities: Cash used in operations in the six months ended June 30, 2009 was $33.5 million, which included $47.3 million of cash used for changes in operating assets and liabilities. Cash provided by operations in the six months ended June 30, 2008 was $45.1 million, which included $54.0 million of cash used for changes in operating assets and liabilities. The $78.6 million change in cash from activities was due primarily to the reduction in consolidated net income.

Investing Activities: Cash used in investing activities in the six months ended June 30, 2009 was $14.3 million, which primarily consisted of capital spending as compared to cash used in investing activities of $47.4 million in the six months ended June 30, 2008, which primarily consisted of $48.0 million of capital spending. We anticipate that we will spend approximately $60.0 million to $70.0 million on capital expenditures in the year ending December 31, 2009.

Financing Activities: Cash provided by financing activities in the six months ended June 30, 2009 was $12.8 million, which consisted primarily of increased short term debt partially offset by normal debt payments and repurchase of bonds, as compared to cash used in financing activities of $2.3 million in the six months ended June 30, 2008, which consisted primarily of normal debt payments and repurchase of bonds, partially offset by increased short-term debt.

Pre-Petition Credit Agreement and Notes: For a discussion of the Company’s Pre-Petition Credit Agreement and Notes, see Note 15, Subsequent Events.

DIP Financing: The DIP Facility under the DIP Credit Agreement entered into by the Company as of August 5, 2009 in connection with the Chapter 11 Cases and the Canadian Proceedings provides for superpriority senior secured term loans to the DIP Borrowers (and the Additional Foreign Borrower) to be designated in an aggregate principal amount of up to $175 million. The U.S. Borrower drew $35 million of the DIP Facility upon the entry of the Interim Order by the Bankruptcy Court, and the Canadian Debtor drew $15 million upon an initial order by the Canadian Court. An additional $125 million of the DIP Facility will be available in a single draw upon the entry of a final order by the Bankruptcy Court, and a further order by the Canadian Court, approving the DIP Facility. An aggregate total of up to $125 million of the DIP Facility will be available for borrowing by the U.S. Borrower and an aggregate total of up to $50 million of the DIP Facility will be available for borrowing by the Canadian Debtor, each subject to reduction in the aggregate (on a dollar-for-dollar basis) by the amount of borrowings by the Additional Foreign Borrower, although $50 million will be funded into an escrow account upon final approval of the DIP Facility if collateral security arrangements relating to the Additional Foreign Borrower are not completed at such time. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP Facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders). The DIP Credit Agreement remains subject to final approval by the Bankruptcy Court and there can be no assurance that the DIP Credit Agreement will be approved by the Bankruptcy Court or that, if approved, it will be approved in its current form. The initial order of the Canadian Court provided that the Canadian Debtor may not borrow more than $15 million without further order of the Canadian Court and there can be no assurance that the Canadian Court will approve additional borrowings.

As a result of the Chapter 11 Cases and the Canadian Proceedings and the circumstances leading to the Chapter 11 Cases and the Canadian Proceedings, described elsewhere in this report, the Company faces uncertainty regarding the adequacy of its liquidity and capital resources and has limited access to financing. During the pendency of the Chapter 11 Cases and the Canadian Proceedings, the Company expects that its primary sources of liquidity will be cash flows from operations and borrowings under its DIP Credit Agreement as it may be able to obtain. In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred significant professional fees and other costs in connection with the Chapter 11 Cases and the Canadian Proceedings and expects that it will continue to incur significant professional fees and costs. There can be no assurances that the amounts of cash available from operations, together with the DIP Credit Agreement, will be sufficient to fund the Company’s operations, including operations during the period until such time as the Company is able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. The Company’s long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

Critical Accounting Policies and Estimates

Goodwill. Goodwill is not amortized but is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. If the carrying value exceeds the fair value, an impairment loss is measured and recognized.

During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; and (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results, an analysis of whether the Company would meet its financial covenants for the past quarter and negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

Other significant assumptions used in the discounted cash flow model include discount rate, terminal value growth rate, future capital expenditures, and changes in future working capital requirements. These assumptions were not modified significantly as part of the interim goodwill impairment assessment. The significant decrease in the financial projections resulted in an enterprise value significantly lower than the amount computed in connection with the prior year annual impairment assessment. This significant decrease in enterprise value results in the carrying value of assets at all of our reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93,580 in its North America reporting unit, $39,604 in its Europe reporting unit, $22,628 in its South America reporting unit and $1,421 in its Asia Pacific reporting unit during the second quarter of 2009.

While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill in the North American reporting unit. An adjustment to the financial projection (or other assumptions used to value the North American reporting unit would have had a direct impact on the amount of goodwill impairment recognized during the second quarter and the amount of goodwill remaining on the June 30, 2009 balance sheet.

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

Such risks, uncertainties, and other important factors include, among others: the impact of our Chapter 11 Cases and Canadian Proceedings; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in our industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to rising interest rates; our ability to meet our customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; the possibility that our owners’ interests will conflict with yours; our recent status as a stand-alone company; our legal rights to our intellectual property portfolio; our underfunded pension plans; environmental and other regulation; and the possibility that our acquisition strategy will not be successful. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2008 and Item 1A. Risk Factors in Part II of this Form 10-Q for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Interest Rate Risk- We are subject to interest rate risk in connection with certain variable rate debt. As of June 30, 2009, we had $613.5 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $6.1 million per year.

Foreign Currency Exchange Risk-We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on Term Loan B, a U.S. dollar denominated obligation of our Canadian subsidiary, the portion of our Euro Term Loan E and short-term, foreign currency denominated intercompany transactions. Gains and losses on the derivative instruments are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuations in foreign exchange rates. The currencies hedged by the Company under these arrangements are the Canadian Dollar, Euro and the Brazilian Real. As of June 30, 2009 the fair market value of these contracts was approximately $(0.3) million.

We use forward foreign exchange contracts to hedge the Mexican peso to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our Mexican facilities. As of June 30, 2009, the fair market value of these contracts was approximately $(2.2) million. A 10% strengthening of the U.S. dollar relative to the Mexican peso would result in a decrease of $1.5 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Mexican peso would result in an increase of $1.9 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our Canadian facilities. As of June 30, 2009, the fair market value of these contracts was approximately $1.1 million. A 10% strengthening of the U.S. dollar relative to the Canadian dollar would result in an increase of $1.3 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Canadian dollar would result in a decrease of $1.3 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of June 30, 2009, the fair market value of these contracts was approximately $(0.1) million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $0.6 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $0.2 million in the fair market value of these contracts.

We use forward foreign exchange contracts to hedge the Czech Koruna (CZK) to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted operating expenses of our European facilities. As of June 30, 2009, the fair market value of these contracts was approximately $(0.3) million. A 10% strengthening of the Euro relative to the CZK would result in a decrease of $0.6 million in the fair market value of these contracts. A 10% weakening of the Euro relative to the CZK would result in an increase of $0.7 million in the fair market value of these contracts.

Commodity Price Risk-We have exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of our commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilizes forward contracts with maturities of less than 24 months. These instruments are intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of June 30, 2009, the fair market value of these contracts was approximately $(1.0) million. A 10% change in the equivalent commodity price would result in a change of $0.3 million in the fair market value of these contracts.

For additional discussion of the Company’s derivative instruments see Note 13, Financial Instruments.

In addition, the counterparties to certain of our derivatives contracts have exercised their option of early termination. See Note 15, Subsequent Events, for additional information regarding derivative instruments that have been terminated subsequent to June 30, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As previously discussed the Company announced a reorganization that resulted in a reduction of the Company’s worldwide salaried workforce of approximately 20 percent. We do not expect this reduction to materially affect the Company’s internal control over financial reporting.

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

On August 3, 2009, the Debtors filed the Chapter 11 Cases and on August 4, 2009 the Canadian Debtor commenced the Canadian Proceedings. For a further discussion of these matters, see Note 15, Subsequent Events, Commencement of Bankruptcy Cases, to the condensed consolidated financial statements, which is incorporated herein by reference. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or the Canadian Proceedings or their effect on our business.

In general, all pending litigation involving the Debtors and the Canadian Debtor was stayed upon the filing of the Chapter 11 Cases and the Canadian Proceeding, respectively.

Item 1A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially impact our business, financial condition or future results. Risks disclosed in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to our Bankruptcy Filings

The Debtors filed for protection under Chapter 11 of the Bankruptcy Code on August 3, 2009 and the Canadian Debtor commenced bankruptcy proceedings on August 4, 2009.

During the Chapter 11 Cases and the Canadian Proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our bankruptcy. Risks and uncertainties associated with these proceedings include the following:

•	Actions and decisions of our creditors and other third parties with interests in the proceedings, which may be inconsistent with our plans;

•	Our ability to obtain court approval with respect to motions in the proceedings made from time to time;

•	Our ability to develop, prosecute, confirm, and consummate a plan of reorganization with respect to the proceedings;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals; and

•

Risks associated with third parties’ seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee under Chapter 11, or to convert the Chapter 11 Cases into liquidations under Chapter 7 of the Bankruptcy Code.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and the Canadian Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from the proceedings, senior management will be required to spend significant amounts of time developing a comprehensive plan of reorganization, instead of concentrating exclusively on business operations. Further, the Company has made, and will continue to make, judgments as to whether the Company should limit investment in, exit, or dispose of certain businesses. These proceedings and the development of a plan of reorganization may result in the sale or divestiture of assets or businesses, but there can be no assurance that the Company will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, exit, or dispose of businesses may result in the recording of additional charges.

Because of the risks and uncertainties associated with the proceedings, the ultimate impact that events that occur during these proceedings will have on the Company’s business, financial condition and results of operations cannot be accurately predicted or quantified. There can be no assurance as to what values, if any, will be ascribed in the proceedings to the Company’s various pre-petition liabilities, common stock, and other securities.

The Company’s liquidity position imposes significant challenges to its ability to continue operations.

As global economic conditions have deteriorated, we have experienced significant pressure on our business, including our liquidity position. The Chapter 11 Cases and the Canadian Proceedings may increase this pressure. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with suppliers has become impaired. The terms of the trade credit received from suppliers has been reduced. If liquidity problems persist, suppliers could refuse to provide key products and services in the future. The financial condition and results of operations of the Company, in particular with regard to our potential failure to meet debt obligations, may lead some customers to become reluctant to enter into long-term agreements with the Company. In addition to the cash requirements necessary to fund continuing operations, it is anticipated that the Company will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the Canadian Proceedings and the restructuring of the Company’s business operations.

The Company is currently conducting operations using borrowings from the DIP Credit Agreement. There can be no assurance that the amounts of cash from operations and amounts made available under the DIP Credit Agreement will be sufficient to fund the Company’s operations. In addition, the DIP Credit Agreement remains subject to final approval by the Bankruptcy Court and there can be no assurance that the DIP Credit Agreement will be approved by the Bankruptcy Court or that, if approved, it will be approved in its current form. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet the Company’s liquidity requirements, or if the DIP Credit Agreement is not approved by the Bankruptcy Court or is approved with changes materially adverse to the Company, the Company’s operations would be adversely affected and the Company may not be able to continue as a going concern. For additional information on the DIP Credit Agreement, see Note 15, Subsequent Events, DIP Credit Agreement, to the notes to the condensed consolidated financial statements, and also see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debtor-in-Possession Financing.

During the pendency of the Chapter 11 Cases and the Canadian Proceedings, the financial results of the Company may be unstable and may not reflect historical trends.

During the pendency of the Chapter 11 Cases and the Canadian Proceedings, the Company’s financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, the historical financial performance of the Company may not be indicative of the financial performance following the commencement of the Chapter 11 Cases and the Canadian Proceedings. Further, the Company may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in the Company’s historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in the Company’s historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

The Company may not be able to obtain confirmation of a Chapter 11 plan of reorganization submitted for Bankruptcy Court approval.

In order to successfully emerge from Chapter 11 as a viable entity, the Company believes that it must develop, and obtain requisite court and creditor approval of a feasible Chapter 11 plan of reorganization. This process requires the Company and the other Debtors to meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, soliciting and obtaining creditor acceptances of the plan, and fulfilling other statutory conditions for confirmation. The Company and the other Debtors may not receive the requisite acceptances to confirm the plan. Even if the requisite acceptances of the plan of reorganization are received, the Bankruptcy Court may not confirm the plan. A dissenting holder of a claim against the Debtors may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the plan of reorganization if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the plan of reorganization “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the plan will not be less than the value of distributions such holders would receive if the Debtors were to be liquidated under Chapter 7 of the Bankruptcy Code.

The Bankruptcy Court may determine that the plan of reorganization does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If the plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors would be able to reorganize its businesses and what, if any, distributions holders of claims against it would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Debtors were to emerge as a viable, reorganized entity.

A plan of reorganization may result in the holders of the Company’s Notes receiving no distribution on account of their interests and cancellation of their Notes.

Under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before prepetition unsecured creditors and interest holders can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

The Canadian Court may not extend the stay under the Canadian Proceedings and our Canadian subsidiary may be subject to involuntary liquidation.

There can be no assurance that the Canadian Court will extend the stay applicable to the Canadian Debtor, Cooper-Standard Automotive Canada Limited, in connection with the Canadian Proceedings filed under Canada’s Companies’ Creditors Arrangement Act. The creditors of the Canadian Debtor or others may cause the stay to be lifted in which case the Canadian Debtor could be petitioned into bankruptcy under the Bankruptcy and Insolvency Act (Canada) and liquidated on an involuntary basis.

A long period of operating under Chapter 11 may harm our business.

A long period of operating under Chapter 11 could adversely affect the Company’s business and operations. So long as the Chapter 11 cases continue, the Company’s senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of the Company’s business. In addition, the longer the Chapter 11 cases continue, the more likely it is that the Company’s customers and suppliers will lose confidence in the Company’s ability to successfully reorganize the Company’s businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 cases continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 cases may also require the Company to seek additional financing. If the Company requires additional financing during the Chapter 11 cases and it is unable to obtain the financing on favorable terms or at all, the Company’s chances of successfully reorganizing its businesses may be seriously jeopardized.

Our DIP Credit Agreement will impose significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the terms of the Company’s DIP Credit Agreement could adversely affect the Company by limiting its ability to plan for or react to market conditions or to meet its capital needs and could result in an event of default under the DIP Credit Agreement. These restrictions might limit our ability, subject to certain exceptions, to, among other things:

•	incur additional indebtedness and issue stock;
•	make prepayments on or purchase indebtedness in whole or in part;
•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;
•	make investments;
•	enter into transactions with affiliates on other than arm’s-length terms;
•	create or incur liens to secure debt;
•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;
•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;
•	incur dividend or other payment restrictions affecting subsidiaries;
•	make capital expenditures beyond specified limits;
•	engage in specified business activities; and
•	acquire facilities or other businesses.

These limitations could have a material adverse effect on our liquidity and operations. If we fail to comply with the restrictions under the DIP Credit Agreement and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Credit Agreement, the lenders could declare outstanding borrowings and other obligations under the DIP Credit Agreement immediately due and payable. The Company’s ability to comply with these restrictions may be affected by events beyond the Company’s control, and any material deviations from the Company’s forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. There can be no assurances that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on acceptable terms to the Company. If the Company is unable to comply with the terms of the DIP Credit Agreement, or if the Company fails to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and the Company’s ultimate ability to successfully implement, a plan of reorganization.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 14, 2009	/s/ James S. McElya
Date	James S. McElya
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2009	/s/ Allen J. Campbell
Date	Allen J. Campbell
Chief Financial Officer
(Principal Financial Officer)

August 14, 2009	/s/ Helen T. Yantz
Date	Helen T. Yantz
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Fourth Amendment to Credit Agreement, dated as of May 15, 2009, by and among Cooper-Standard Holdings, Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), the lenders who are party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2009 and incorporated herein by reference

31.1	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed