Form 10-Q
period 2009-09-30
Cooper-Standard Holdings Inc.
filed 2009-11-13
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of common stock of registrant outstanding, at November 6, 2009:

3,482,612 shares of common stock, $0.01 par value

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Sales	$599,656	$517,842	$2,121,316	$1,367,656
Cost of products sold	537,172	435,775	1,821,724	1,192,470

Gross profit	62,484	82,067	299,592	175,186
Selling, administration, & engineering expenses	51,336	52,658	187,768	146,233
Amortization of intangibles	7,758	194	23,519	14,783
Impairment charges	—	—	—	362,699
Restructuring	13,477	4,378	17,115	32,871

Operating profit (loss)	(10,087)	24,837	71,190	(381,400)
Interest expense, net of interest income	(23,677)	(11,914)	(71,275)	(53,632)
Equity earnings	370	1,228	4,574	1,701
Reorganization items, net	—	(5,642)	—	(5,642)
Other income (expense)	(409)	5,930	2,553	13,679

Income (loss) before income taxes	(33,803)	14,439	7,042	(425,294)
Provision (benefit) for income tax expense	(995)	3,773	12,743	(31,339)

Consolidated net income (loss)	(32,808)	10,666	(5,701)	(393,955)
Add: Net loss attributable to noncontrolling interests	213	181	365	496

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(32,595)	$10,847	$(5,336)	$(393,459)

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2008	September 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,521	$253,655
Accounts receivable, net	352,052	438,361
Inventories, net	116,952	114,174
Prepaid expenses	19,162	23,361
Other	23,867	24,636

Total current assets	623,554	854,187
Property, plant, and equipment, net	623,987	599,028
Goodwill	244,961	87,728
Intangibles, net	227,453	10,497
Other assets	98,296	99,793

	$1,818,251	$1,651,233

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$94,136	$16,978
Debtor-in-possession financing	—	124,687
Accounts payable	192,948	157,363
Payroll liabilities	69,601	75,880
Accrued liabilities	94,980	80,351

Total current liabilities	451,665	455,259
Long-term debt	1,049,959	12,349
Pension benefits	161,625	150,428
Postretirement benefits other than pensions	76,822	80,656
Deferred tax liabilities	28,265	11,329
Other long-term liabilities	30,253	20,332
Liabilities subject to compromise	—	1,262,296

Total liabilities	1,798,589	1,992,649
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2008 and September 30, 2009, 3,479,100 shares issued and outstanding at December 31, 2008, 3,482,612 shares issued and outstanding at September 30, 2009	35	35
Additional paid-in capital	354,894	356,006
Accumulated deficit	(280,216)	(673,675)
Accumulated other comprehensive loss	(59,536)	(27,807)

Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15,177	(345,441)
Noncontrolling interests	4,485	4,025

Total equity (deficit)	19,662	(341,416)

Total liabilities and equity (deficit)	$1,818,251	$1,651,233

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2008	2009
Operating Activities:
Consolidated net loss	$(5,701)	$(393,955)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation	82,686	73,343
Amortization of intangibles	23,519	14,783
Impairment charges	—	362,699
Reorganization items	—	5,642
Non-cash restructuring charges	3,690	182
Gain on bond repurchase	(1,696)	(9,096)
Amortization of debt issuance cost	3,646	5,407
Changes in operating assets and liabilities	(22,680)	(28,776)

Net cash provided by operating activities	83,464	30,229
Investing activities:
Property, plant, and equipment	(66,836)	(25,526)
Acquisition of business, net of cash acquired	4,937	—
Gross proceeds from sale-leaseback transaction	8,556	—
Other	4,368	308

Net cash used in investing activities	(48,975)	(25,218)
Financing activities:
Proceeds from issuance of debtor-in-possession financing, net of debt issuance cost	—	108,012
Payments on debtor-in-possession financing	—	(313)
Increase (decrease) in short term debt, net	(18,584)	22,943
Principal payments on long-term debt	(13,616)	(11,310)
Repurchase of common stock	(540)	—
Repurchase of bonds	(5,306)	(737)
Other	(373)	259

Net cash (used in) provided by financing activities	(38,419)	118,854
Effects of exchange rate changes on cash	(3,064)	18,269

Changes in cash and cash equivalents	(6,994)	142,134
Cash and cash equivalents at beginning of period	40,877	111,521

Cash and cash equivalents at end of period	$33,883	$253,655

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

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

Bankruptcy filings

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

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (the “Canadian Debtor”), commenced proceedings (the “Canadian Proceedings”) seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business. See Note 2, Reorganization Under Chapter 11 of the Bankruptcy Code, for additional information on the Chapter 11 Cases, the Canadian Proceedings and related matters.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (Accounting Standards Codification (“ASC”) Topic 852-10), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a chapter 11 plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company applied ASC Topic 852-10 effective on August 3, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2009 are not necessarily indicative of results for the full year.

Effective January 1, 2009 the Company implemented the Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” ASC Topic 810-10-65 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported results of operations. Refer to Note 10, Comprehensive Income (Loss) and Equity (Deficit) and Note 11, Other Income (Expense) for additional information on the adoption of ASC Topic 810-10-65.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (“the Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operating financial position or liquidity.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement effective June 30, 2009. See Note 18, Subsequent Events for additional information.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

In April, 2009, FASB issued FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820-10-65). This FSP amends SFAS No. 157 (ASC Topic 820) to provide additional guidance on disclosure requirements and estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity. This FSP requires interim disclosure of the inputs and valuation techniques used to measure fair value. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant.

In April 2009, FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Topic 320-10-65). This FSP extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (ASC Topic 320) to interim reporting periods. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. See Note 15, Financial Instruments, for additional disclosures related to the fair value of the Company’s pre-petition primary credit facility and senior notes.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the fourth quarter 2009.

In December 2008, FASB issued FSP No. 132(R)-1, “ Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. This guidance is effective for fiscal year ending December 31, 2009. The principal impact will be expanded disclosure regarding the Company’s benefit plan assets.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133” (ASC Topic 815). ASC Topic 815 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. ASC Topic 815 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. ASC Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement as of January 1, 2009.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (ASC Topic 805). This statement significantly changes the financial accounting and reporting of business combination transactions. The provisions of this statement are to be applied prospectively to business combination transactions entered into by the Company on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements’ (ASC Topic 820). ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company adopted ASC Topic 820 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date was fiscal years beginning after November 15, 2008. See Note 15, Financial Instruments, for additional discussion of ASC Topic 820.

Goodwill

Goodwill is not amortized but is tested annually for impairment or when events or circumstances indicate that impairment may exist by reporting unit which are determined in accordance with ASC Topic 350 “Goodwill and Other Intangible Assets”. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical trends that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each fiscal year. Refer to Note 4, Goodwill and Intangibles, for details on goodwill.

Long-lived assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors. During the second quarter of 2009, the Company determined that impairment indicators existed at certain operating locations and that it was necessary to evaluate the recoverability of its long-lived assets. It was determined that fixed assets of three of these operating locations were impaired. As a result, impairment charges and a reduction to Property, Plant & Equipment of $488 was recorded in our North America segment and $2,540 was recorded in our International segment. Refer to Note 4, Goodwill and Intangibles for details on the intangible assets.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

2. Reorganization Under Chapter 11 of the Bankruptcy Code

On August 3, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under Case No. 09-12743(PJW). On August 14, 2009, the Official Committee of Unsecured Creditors was appointed in the Chapter 11 Cases. The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On August 4, 2009, the Canadian Debtor, commenced the Canadian Proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Canadian Court, court file no. 09-8307-00CL. The Canadian court granted the Canadian debtors a stay of any Canadian proceedings up to and including January 15, 2010, to allow the Debtors to pursue confirmation of a plan of reorganization in the U.S. proceedings. The Company (and its legal counsel) believe the Canadian court will continue to issue this stay through completion of the Chapter 11 proceedings. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement (as defined in Note 7, Debt) and the Bankruptcy Court’s approval of the Company’s chapter 11 plan of reorganization, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a chapter 11 plan of reorganization could materially change the amounts and classifications in the historical condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

On October 2, 2009, the Debtors filed their schedules of assets and liabilities (the “Schedules”) and statements of financial affairs with the Bankruptcy Court. On October 27, 2009, the Bankruptcy Court entered an order establishing December 4, 2009 as the deadline (the “General Bar Date”) for all entities, other than governmental agencies, to file proofs of claim against the Debtors stating the amounts to which the claimants contend that they are entitled, subject to the rights of the Debtors to contest both the validity and amount of the claims. The Bankruptcy Court also set February 1, 2010 as the deadline for governmental entities to file their proofs of claim (the “Governmental Bar Date” and, together with the General Bar Date, the “Bar Dates”). The Debtors will continue to evaluate all claims asserted in the Chapter 11 Cases and may file periodic motions seeking to modify, reject, liquidate or allow such claims.

In addition, under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a chapter 11 plan or plans of reorganization. No assurance can be given as to what values, if any,

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A chapter 11 plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the chapter 11 plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

Under the Bankruptcy Code, the exclusive period in which the Debtors may file a chapter 11 plan or plans of reorganization is 120-days from the date of the filing of the petition. The exclusive period in which the Debtors may solicit acceptances for any chapter 11 plan or plans of reorganization is 180-days from the date of the filing of the petition. The Bankruptcy Code also provides that the Bankruptcy Court may extend the 120-day plan exclusivity period up to 18 months after the petition date and the 180-day solicitation exclusivity period up to 20 months after the petition date. The Debtors’ 120-day exclusive period to file a chapter 11 plan or plans of reorganization expires on December 1, 2009. The Debtors’ 180-day exclusive period to solicit any plan or plans expires on February 1, 2010. If the Debtors’ exclusivity periods expire, other parties in interest will be allowed to file their own plans and solicit acceptances in connection therewith. The Debtors have filed a motion seeking to extend both the plan exclusivity period and the solicitation exclusivity period by an additional 120 days, which is currently pending before the Bankruptcy Court.

Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.

DIP Credit Agreement

In August 2009, the Bankruptcy Court approved the Company’s debtor-in-possession financing. This facility provides funding to continue the Company’s operations without disruption and meet their obligations to suppliers, customers and employees during the Chapter 11 reorganization process. See Note 7, Debt, for additional information.

Liabilities Subject to Compromise

The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying condensed consolidated balance sheet at September 30, 2009.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

In addition to the Debtors pre-petition debt which is in default, liabilities subject to compromise reflects the Debtors other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company’s estimate of known or potential pre-petition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Future adjustments may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of value of any collateral securing claims; (vi) proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with a plan of reorganization. The Debtors liabilities subject to compromise consist of the following:

September 30, 2009
Pre-petition debt (including accrued interest of $27,092)	$1,138,562
Accounts payable	15,756
Pension and deferred compensation	16,872
Derivatives	18,089
Other	73,017

Debtor liabilities subject to compromise	$1,262,296

Effective August 3, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. An additional $11,973 of interest expense would have been recorded from August 3, 2009 to September 30, 2009 if the Company had continued to accrue interest on these instruments.

Reorganization Items

ASC Topic 852-10 requires reorganization items such as revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, provisions for losses, and interest income resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items consist of the following:

(Income)/Expense
Three Months Ended September 30, 2009
Professional fees directly related to reorganization	$5,642

Total reorganization items	$5,642

3. Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors’ and Canadian Debtor only. The Company’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity income (loss) from non-Debtor affiliates, net of tax” in the statement of operations and their assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ and Canadian Debtor financial statements contained herein have been prepared in accordance with the guidance in ASC Topic 852-10.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Sales	$242,720	$610,007
Cost of products sold	195,431	530,682

Gross profit	47,289	79,325
Selling, administration, & engineering expenses	25,843	67,786
Amortization of intangibles	104	10,986
Impairment charges	—	242,212
Restructuring	(1,784)	9,653

Operating profit (loss)	23,126	(251,312)
Interest expense, net of interest income	(9,526)	(45,706)
Equity earnings (losses)	548	(7)
Reorganization items, net	(5,642)	(5,642)
Other income	9,170	20,348

Income (loss) before income taxes	17,676	(282,319)
Provision (benefit) for income tax expense	20,662	(16,774)
Equity income (loss) from non-Debtor affiliates, net of tax	13,833	(127,914)

Consolidated net income (loss)	10,847	(393,459)
Add: Net loss attributable to noncontrolling interests	—	—

Net income (loss) attributable to Debtors	$10,847	$(393,459)

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

BALANCE SHEET

September 30, 2009
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,679
Accounts receivable, net	182,694
Inventories, net	48,880
Prepaid expenses	4,418
Receivable from non-Debtor affiliates, net	15,239
Other	24,555

Total current assets	442,465
Property, plant, and equipment, net	224,705
Goodwill	87,728
Investment in non-Debtor affiliates	261,431
Intangibles, net	1,785
Notes receivable from non-Debtor affiliates, net	262,087
Other assets	40,430

$1,320,631

Liabilities and Deficit
Current liabilities:
Debt payable within one year	$47
Debtor-in-possession financing	124,687
Accounts payable	66,221
Payroll liabilities	25,787
Accrued liabilities	17,863

Total current liabilities	234,605
Pension benefits	73,422
Postretirement benefits other than pensions	69,217
Deferred tax liabilities	12,329
Other long-term liabilities	14,203
Liabilities subject to compromise	1,262,296

Total liabilities	1,666,072
Stockholders’ deficit:

Total deficit	(345,441)

Total liabilities and deficit	$1,320,631

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF CASH FLOW

Nine Months Ended September 30, 2009
Operating Activities:
Net cash used in operating activities	(37,776)
Investing activities:
Property, plant, and equipment	(8,060)
Other	205

Net cash used in investing activities	(7,855)
Financing activities:
Proceeds from issuance of debtor-in-possession financing, net of debt issuance costs	108,012
Payments on debtor-in-possession financing	(313)
Increase (decrease) in short term debt	21,398
Principal payments on long-term debt	(9,008)
Transactions with non-Debtor subsidiaries	(39,638)
Repurchase of bonds	(737)
Other	119

Net cash provided by financing activities	79,833
Effects of exchange rate changes on cash	18,040

Changes in cash and cash equivalents	52,242
Cash and cash equivalents at beginning of period	114,437

Cash and cash equivalents at end of period	$166,679

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill, by reportable operating segment for the nine months ended September 30, 2009 are summarized as follows:

	North America	International	Total
Balance at January 1, 2009	$181,308	$63,653	$244,961
Impairment charge	(93,580)	(63,653)	(157,233)

Balance at September 30, 2009	$87,728	$—	$87,728

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results; (f) an analysis of whether the Company would meet its financial covenants for the past quarter; and (g) negotiations with its various constituencies. As a result of the combination of the above factors in the second quarter, the Company significantly reduced its projections for the remainder of the year. This significant decrease in projections resulted in the carrying value of assets at all of the Company’s reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93,580 in its North America reporting unit, $39,604 in its Europe reporting unit, $22,628 in its South America reporting unit and $1,421 in its Asia Pacific reporting unit during the second quarter of 2009.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2008 and September 30, 2009, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$156,039	$(78,100)	$77,939	7 to 9 years
Customer relationships	169,105	(33,669)	135,436	15 to 20 years
Developed technology	6,421	(2,204)	4,217	5 to 12 years
Trademarks and tradenames	1,700	(306)	1,394	12 to 20 years
Other	11,358	(2,891)	8,467

Balance at December 31, 2008	$344,623	$(117,170)	$227,453

Customer contracts	$—	$—	$—	7 to 9 years
Customer relationships	—	—	—	15 to 20 years
Developed technology	3,361	(1,348)	2,013	5 to 12 years
Trademarks and tradenames	—	—	—	12 to 20 years
Other	8,733	(249)	8,484

Balance at September 30, 2009	$12,094	$(1,597)	$10,497

During the second quarter of 2009, the Company assessed the realization of its intangible assets in connection with revisions to the Company’s projections as a result of the several events discussed above. The Company’s undiscounted cash flows (as adjusted to reflect the current outlook) were not sufficient to support the realization of certain intangible assets. As a result, the Company performed a discounted cash flow analysis for each intangible asset and determined that the fair value of certain intangible assets exceeded the assets’ respective fair value. During the second quarter of 2009, the Company recorded intangible impairment charges of $148,143 in its North America segment and $54,295 of intangible impairment charges in its International segment. The following table shows the impairment by intangible asset type:

Customer contracts	$68,177
Customer relationships	131,364
Developed technology	1,558
Trademarks and tradenames	1,339

Total intangible impairment	$202,438

Amortization expense totaled $7,758 and $194 for the three months ended September 30, 2008 and 2009, respectively and $23,519 and $14,783 for the nine months ended September 30, 2008 and 2009, respectively. Estimated amortization expense will total approximately $15,000 for the year ending December 31, 2009.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

5. Restructuring

2005 Initiatives

In 2005, the Company implemented a restructuring strategy and announced the closure of two manufacturing facilities in the United States and the decision to exit certain businesses within and outside the U.S. The initiative is substantially complete as of September 30, 2009 at an estimated total cost of approximately $27,000, but the Company will continue to incur costs until the facilities are sold. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$775	$542	$—	$1,317
Expense incurred	271	1,228	110	1,609
Cash payments	(810)	(1,520)	162	(2,168)
Utilization of reserve	—	—	(272)	(272)

Balance at September 30, 2008	$236	$250	$—	$486

The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$73	$250	$—	$323
Expense incurred	(19)	295	—	276
Cash payments	(54)	(365)	—	(419)

Balance at September 30, 2009	$—	$180	$—	$180

European Initiatives

In 2006, the Company implemented a European restructuring initiative, which addressed the operations of our non-strategic facilities. The initiative includes the closure of a manufacturing facility, terminations, and the transfer of production to other facilities in Europe and North America. The initiative was substantially completed as of September 30, 2009 at an estimated total cost of approximately $22,300. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$1,442	$—	$—	$1,442
Expense incurred	800	343	—	1,143
Cash payments	(1,194)	(343)	—	(1,537)

Balance at September 30, 2008	$1,048	$—	$—	$1,048

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$742	$—	$—	$742
Expense incurred	80	323	—	403
Cash payments	(309)	(323)	—	(632)

Balance at September 30, 2009	$513	$—	$—	$513

FHS Acquisition Initiatives

In connection with the acquisition of the automotive fluid handling systems business of ITT Industries, Inc. (“FHS”), the Company formalized a restructuring plan to address the redundant positions created by the consolidation of the businesses. In connection with this restructuring plan, the Company announced the closure of several manufacturing facilities located in North America, Europe, and Asia and the transfer of related production to other facilities. The closures are substantially complete as of September 30, 2009 at an estimated total cost of approximately $22,000, including costs recorded through purchase accounting. The Company will continue to incur costs until the facilities are sold. As a result of this initiative, the Company recorded certain severance and other exit costs of $11,833 and $720, respectively, through purchase accounting in 2006. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$6,450	$4,210	$—	$10,660
Expense incurred	592	2,053	—	2,645
Cash payments	(3,118)	(5,771)	—	(8,889)

Balance at September 30, 2008	$3,924	$492	$—	$4,416

The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$1,295	$490	$—	$1,785
Expense incurred	41	1,814	—	1,855
Cash payments	(1,336)	(2,174)	—	(3,510)

Balance at September 30, 2009	$—	$130	$—	$130

2007 Initiatives

In 2007, the Company implemented a restructuring action and announced the closure of a manufacturing facility located in Mexico and the transfer of related production to other facilities in North America. The closure was substantially completed as of December 31, 2007. The estimated total cost of this closure is approximately $3,400. The Company will continue to incur costs until

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

the facility is sold. During the nine months ended September 30, 2008, the Company recognized other exit costs and asset impairments of $296 and $136, respectively, related to this initiative. During the nine months ended September 30, 2009, the Company recognized other exit costs and asset impairments of $86 and $3, respectively, related to this initiative.

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are expected to be completed in 2009. The estimated total cost of this initiative is approximately $21,700. The following table summarizes the activity for this initiative during the nine months ended September 30, 2008:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	2,670	43	3,282	5,995
Cash payments	(600)	(43)	—	(643)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at September 30, 2008	$2,070	$—	$—	$2,070

The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$13,460	$—	$—	$13,460
Expense incurred	1,205	1,885	118	3,208
Cash payments	(10,124)	(1,588)	—	(11,712)
Utilization of reserve	—	—	(118)	(118)

Balance at September 30, 2009	$4,541	$297	$—	$4,838

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the nine months ended September 30, 2009, the Company recorded other exit costs of $495 and asset impairments of $61 in connection with this initiative.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and NVH product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7,400. During the quarter ended September 30, 2008, the Company recorded severance costs of $5,300 associated with this initiative. The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$3,929	$—	$—	$3,929
Expense incurred	(261)	—	—	(261)
Cash payments	(2,972)	—	—	(2,972)

Balance at September 30, 2009	$696	$—	$—	$696

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated total cost of this initiative is $21,300. The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	21,212	75	—	21,287
Cash payments	(9,603)	(75)	—	(9,678)

Balance at September 30, 2009	$11,609	$—	$—	$11,609

In the first quarter of 2009, the Company initiated the reorganization of one of its Brazilian facilities. During the nine months ended September 30, 2009, the Company recorded severance costs of $367 related to this initiative. The Company does not anticipate any additional costs to be incurred.

In the first quarter of 2009, the Company initiated the reorganization of its Italian operations. During the nine months ended September 30, 2009, the Company recorded severance costs of $722 related to this initiative. The estimated total cost of this initiative is approximately $850.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

In the second quarter of 2009, the Company initiated the reorganization of its French operations. The estimated total cost of this initiative is approximately $4,700. The following table summarizes the activity for this initiative during the nine months ended September 30, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	4,285	—	—	4,285
Cash payments	(2,441)	—	—	(2,441)

Balance at September 30, 2009	$1,844	$—	$—	$1,844

In the third quarter of 2009, the Company initiated the reorganization of its Korean operations. During the nine months ended September 30, 2009, the Company recorded other exit costs of $84 related to this initiative. The estimated total cost of this initiative is approximately $1,600.

6. Inventories

Inventories are comprised of the following:

	December 31, 2008	September 30, 2009
Finished goods	$35,069	$27,018
Work in process	26,520	28,957
Raw materials and supplies	55,363	58,199

	$116,952	$114,174

7. Debt

Outstanding debt consisted of the following at December 31, 2008 and September 30, 2009:

	December 31, 2008	September 30, 2009
Senior Notes	$200,000	$—	(a)
Senior Subordinated Notes	323,350	—	(a)
Term Loan A	25,036	—	(a)
Term Loan B	66,365	—	(a)
Term Loan C	165,805	—	(a)
Term Loan D	184,300	—	(a)
Term Loan E	88,458	—	(a)
Revolving Credit Facility	60,933	—	(a)
DIP Financing	—	124,687
Capital leases and other borrowings	29,848	29,327

Total debt	1,144,095	154,014
Less: Current portion of long term debt	(94,136)	(16,978)
DIP financing	—	(124,687)

Total long-term debt	$1,049,959	$12,349

(a)	Debt in default is classified as liabilities subject to compromise.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

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

The Company had $28,067 of standby letters of credit outstanding under the Revolving Credit Facility as of September 30, 2009.

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

Bankruptcy Cases

On August 3, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 Cases are being jointly administered under Case No. 09-12743(PJW). On August 14, 2009, the Official Committee of Unsecured Creditors was appointed in the Chapter 11 Cases. The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

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

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all pre-petition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Pre-petition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Pre-petition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including actions with respect to pre-petition claims and litigation. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a chapter 11 plan of reorganization. As of the date of the filing of the Chapter 11 Cases, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Pre-petition Credit Agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Senior Notes and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Senior Subordinated Notes.

DIP Credit Agreement

On August 5, 2009, the Bankruptcy Court entered an interim order (the “Interim Order”) approving debtor-in-possession financing on an interim basis. Pursuant to the Interim Order, the Company entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc., an Ohio corporation (the “U.S. Borrower”), and the Canadian Debtor (the U.S. Borrower and the Canadian Debtor are referred to herein as the “DIP Borrowers”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received interim and final approval of the DIP Credit Agreement from the Bankruptcy Court on August 5, 2009 and September 1, 2009, respectively. The Company received approval of the DIP Credit Agreement from the Canadian Court on August 6, 2009.

The lenders under the DIP Credit Agreement have committed to provide superpriority senior secured term loans to the DIP Borrowers and an additional non-U.S. subsidiary to be designated (the “Additional Foreign Borrower”) in an aggregate principal amount of up to $175,000 (the “DIP Facility”) in connection with the Chapter 11 Cases and the Canadian Proceedings. The U.S. Borrower has drawn $75,000 of the DIP Facility, and the Canadian Debtor has drawn $50,000 of the DIP facility as of September 30, 2009. An additional $50,000 has been funded into escrow as of September 30, 2009, and is expected to be released to the Additional Foreign Borrower when local-law credit documentation is finalized. The DIP Credit Agreement also provides for an additional uncommitted $25,000 incremental facility, for a total DIP Facility of up to $200,000 (if the incremental facility is requested and committed to by the requisite lenders).

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

The obligations of the DIP Borrowers and the Additional Foreign Borrower under the DIP Credit Agreement will be guaranteed by the Company and certain of its U.S. and foreign subsidiaries, subject to limitations on guarantees by foreign entities of the obligations of the DIP Borrowers and the Additional Foreign Borrower. The obligations under the DIP Credit Agreement and related guarantees will be secured by liens on the assets of the DIP Borrowers and certain of the Company’s U.S. and foreign subsidiaries, subject to limitations on liens granted by foreign entities supporting certain of the obligations of the DIP Borrowers, the Additional Foreign Borrower and guarantors. Liens under the DIP Credit Agreement will have first priority priming status with respect to substantially all of the assets of the DIP Borrowers and their subsidiaries in U.S. and Canada and will be entitled to superpriority administrative expense claim status in the Chapter 11 Cases.

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

The DIP Credit Agreement was amended on August 31, 2009 and September 11, 2009. Both amendments primarily updated some post-closing non-U.S. collateral delivery requirements.

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

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

8. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine month periods ended September 30, 2008 and 2009 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,533	$909	$707	$686
Interest cost	3,879	1,947	3,787	1,841
Expected return on plan assets	(4,538)	(1,056)	(3,280)	(776)
Amortization of prior service cost and recognized actuarial loss	48	94	960	52

Net periodic benefit cost	$1,922	$1,894	$2,174	$1,803

	Pension Benefits
	Nine Months Ended September 30,
	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7,599	$2,780	$2,120	$1,961
Interest cost	11,637	5,935	11,360	5,247
Expected return on plan assets	(13,614)	(3,250)	(9,839)	(2,190)
Amortization of prior service cost and recognized actuarial loss	144	287	2,881	149
Curtailment cost	—	—	68	—

Net periodic benefit cost	$5,766	$5,752	$6,590	$5,167

As a result of freezes to several of our pension plans, service cost for the nine months ended September 30, 2009 has decreased compared to the nine months ended September 30, 2008.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Service cost	$464	$442	$1,615	$1,307
Interest cost	996	1,079	3,407	3,201
Amortization of prior service credit and recognized actuarial gain	(1,181)	(823)	(2,171)	(2,466)
Other	—	40	—	120

Net periodic benefit cost	$279	$738	$2,851	$2,162

As a result of previous changes in plan design and discount rates, other postretirement benefits net periodic benefit cost has decreased compared to the prior year.

9. Income Taxes

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

The effective tax rate for the three months and nine months ended September 30, 2008, was 3% and 181%, respectively, as compared to 26% and 7%, respectively, for the three and nine months ended September 30, 2009. The income tax rate for the three and nine months ended September 30, 2009 varies from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Additionally, a discrete income tax benefit was recorded in the three months ended June 30, 2009 related to the settlement of a bi-lateral advanced pricing agreement. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

During March 2008 the Company became aware of a potentially favorable settlement of the pending bi-lateral Advance Pricing Arrangement (“APA”) negotiations between the United States (US) and Canada relating to the periods 2000 – 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009, the US and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. On June 23, 2009, the final Canadian bi-lateral Advance Pricing Agreement with the Company was completed and signed. The settlement of the bi-lateral APA results in income tax refunds to Cooper-Standard Automotive Canada for the years 2000 – 2007 of up to $88,000 Canadian dollars. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company (“CTR”) dated September 16, 2004, CTR has a claim against the Company for the amount of tax refunds received by Cooper-Standard Automotive Canada relating to the years 2000 – 2004. Refunds received from the Canadian government will be based on the preparation of amended tax returns for the years 2000 – 2007. The settlement of the APA should also result in a corresponding increase to the US taxable income of CSA for the years 2005 – 2007, but is not expected to result in any significant cash payment as the increased U.S. tax liability will be largely offset by existing tax credit carryforwards. On July 27, 2009, Cooper Standard Automotive Canada received approximately CAD $80,000 which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

On August 3, 2009, the Company and each of its direct and indirect wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”). On August 4, 2009, Cooper Standard Automotive Canada commenced proceedings (the “Canadian Proceedings”) seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act. On August 19, 2009, CTR initiated an adversary proceeding in the Chapter 11 Cases, Case No. 09-52014 (PJW), by filing a complaint against the Company and Cooper-Standard Automotive Inc. seeking a declaratory judgment that CTR is entitled to a portion of the $80,000 Canadian dollars tax refund received by the Canadian Debtor from the Canadian government on July 27, 2009 and a portion of all future refunds received by the Canadian Debtor, in each case relating to the pre-acquisition period. CTR is also seeking imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000-2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against the Canadian Debtor in the Chapter 11 Cases and ordering all income tax refunds received by the Canadian Debtor after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, Cooper-Standard Automotive Inc. and the Canadian Debtor. It is the Company’s belief that CTR’s right to tax refunds for pre-acquisition periods is that of a general unsecured creditor and is subject to the general rules and processes of the Chapter 11 Cases.

10. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2009
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$(32,808)	$(32,595)	$(213)	$10,666	$10,847	$(181)
Currency translation adjustment	(48,153)	(47,960)	(193)	23,029	23,037	(8)
Pension and other postretirement benefits, net of tax	8,604	8,604	—	500	500	—
Fair value change of derivatives, net of tax	(1,748)	(1,748)	—	(58)	(58)	—

Comprehensive income (loss):	$(74,105)	$(73,699)	$(406)	$34,137	$34,326	$(189)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2009
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$(5,701)	$(5,336)	$(365)	$(393,955)	$(393,459)	$(496)
Currency translation adjustment	(11,797)	(11,552)	(245)	26,112	26,076	36
Pension and other postretirement benefits, net of tax	7,881	7,881	—	786	786	—
Fair value change of derivatives, net of tax	317	317	—	4,867	4,867	—

Comprehensive income (loss):	$(9,300)	$(8,690)	$(610)	$(362,190)	$(361,730)	$(460)

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

The adoption of ASC Topic 810 resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of stockholders’ equity on the accompanying condensed consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the condensed consolidated statement of operations. This reclassification has no effect on our previously reported results of operations.

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2009:

	Cooper-Standard Holdings	Noncontrolling Interest	Total Equity (Deficit)
Equity at January 1, 2009	$15,177	$4,485	$19,662
Net loss	(393,459)	(496)	(393,955)
Other comprehensive gain	31,729	36	31,765
Stock-based compensation	1,112	—	1,112

Equity (deficit) at September 30, 2009	$(345,441)	$4,025	$(341,416)

11. Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Foreign currency gains (losses)	$(400)	$6,290	$857	$7,838
Gain on debt repurchase	—	—	1,696	9,096
(Loss) Gain on disposal of fixed assets	(9)	—	—	—
Interest rate swaps	—	(323)	—	(2,414)
Loss on sale of receivables	—	(37)	—	(841)

Other income (expense)	$(409)	$5,930	$2,553	$13,679

Prior year amounts related to noncontrolling interest (minority interest) historically reflected as a component of other income (expense) have been reclassified to conform to current year presentation as required by ASC Topic 810. The adoption of ASC Topic 810 resulted in the reclassification of amounts being reported as minority interest, totaling $213 and $365, for the three and nine months ended September 30, 2008, respectively, being shown separately from net income (loss) in the accompanying condensed consolidated statement of operations.

12. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $6,700 and $6,590 in the three months ended September 30, 2008 and 2009, respectively and $21,350 and $15,297 in the nine months ended September 30, 2008 and 2009, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $210 and $1,852 in the three months ended September 30, 2008 and 2009, respectively and $1,112 and $2,489 in the nine months ended September 30, 2008 and 2009, respectively.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

13. Business Segments

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

On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis and Fluid Systems operating divisions and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s operating structure as well as reporting segments, has changed, and the Company revised its segment disclosures beginning with the second quarter of 2009 from the three reportable segments to two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). Prior periods have been revised to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 4 – Goodwill and Intangibles to conform to the new segment presentation.

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Sales to external customers
North America	$266,571	$251,700	$991,216	$632,234
International	333,085	266,142	1,130,100	735,422

Consolidated	$599,656	$517,842	$2,121,316	$1,367,656

Intersegment sales
North America	$1,116	$1,598	$3,075	$3,325
International	3,000	1,441	9,825	4,101
Eliminations and other	(4,116)	(3,039)	(12,900)	(7,426)

Consolidated	$—	$—	$—	$—

Segment profit
North America	$(20,361)	$20,036	$(1,614)	$(259,702)
International	(13,442)	(5,597)	8,656	(165,592)

Income (loss) before income taxes	$(33,803)	$14,439	$7,042	$(425,294)

	December 31, 2008	September 30, 2009
Segment assets
North America	$938,946	$692,461
International	791,531	805,084
Eliminations and other	87,774	153,688

Consolidated	$1,818,251	$1,651,233

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

Restructuring costs included in segment profit for North America totaled $5,907 and $87 for the three months ended September 30, 2008 and 2009, respectively. International restructuring costs totaled $7,031 and $4,370 for the three months ended September 30, 2008 and 2009, respectively. Eliminations and other restructuring costs totaled $539, and $(79) for the three months ended September 30, 2008 and 2009.

Restructuring costs included in segment profit for North America totaled $7,694 and $9,608 for the nine months ended September 30, 2008 and 2009, respectively. International restructuring costs totaled $8,882 and $21,279 for the nine months ended September 30, 2008 and 2009, respectively. Eliminations and other restructuring costs totaled $539, and $1,984 for the nine months ended September 30, 2008 and 2009.

14. Guarantor and Non-Guarantor Subsidiaries

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
Sales	$—	$75.0	$121.9	$425.1	$(22.4)	$599.6
Cost of products sold	—	74.0	105.5	380.0	(22.4)	537.1
Selling, administration, & engineering expenses	—	16.5	7.3	27.6	—	51.4
Amortization of intangibles	—	5.1	0.6	2.0	—	7.7
Restructuring	—	2.8	0.4	10.3	—	13.5

Operating profit (loss)	—	(23.4)	8.1	5.2	—	(10.1)
Interest expense, net of interest income	—	(19.3)	—	(4.4)	—	(23.7)
Equity earnings (losses)	—	(0.4)	0.3	0.5	—	0.4
Other income (expense), net	—	1.6	—	(2.0)	—	(0.4)

Income (loss) before income taxes	—	(41.5)	8.4	(0.7)	—	(33.8)
Provision for income tax expense (benefit)	—	(8.5)	4.4	3.1	—	(1.0)

Income (loss) before equity in income (loss) of subsidiaries	—	(33.0)	4.0	(3.8)	—	(32.8)
Equity in net income (loss) of subsidiaries	(32.8)	0.2	—	—	32.6	—

Consolidated net income (loss)	(32.8)	(32.8)	4.0	(3.8)	32.6	(32.8)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(32.8)	$(32.8)	$4.0	$(3.6)	$32.6	$(32.6)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
Sales	$—	$89.6	$115.2	$335.9	$(22.9)	$517.8
Cost of products sold	—	73.8	87.3	297.6	(22.9)	435.8
Selling, administration, & engineering expenses	—	18.8	10.9	23.0	—	52.7
Amortization of intangibles	—	0.1	—	0.1	—	0.2
Impairment charges (a)	—	(50.9)	17.3	33.6	—	—
Restructuring	—	—	(1.6)	6.0	—	4.4

Operating profit (loss)	—	47.8	1.3	(24.4)	—	24.7
Interest expense, net of interest income	—	(8.9)	—	(3.0)	—	(11.9)
Equity earnings	—	—	0.5	0.7	—	1.2
Reorganization items, net	—	(5.6)	—	—	—	(5.6)
Other income (expense), net	—	1.4	(0.3)	4.9	—	6.0

Income (loss) before income taxes	—	34.7	1.5	(21.8)	—	14.4
Provision for income tax expense (benefit)	—	(0.6)	(0.2)	4.6	—	3.8

Income (loss) before equity in income (loss) of subsidiaries	—	35.3	1.7	(26.4)	—	10.6
Equity in net income (loss) of subsidiaries	10.6	(24.7)	—	—	14.1	—

Consolidated net income (loss)	10.6	10.6	1.7	(26.4)	14.1	10.6
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.2	—	0.2

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$10.6	$10.6	$1.7	$(26.2)	$14.1	$10.8

(a)	The second quarter impairment charge was reflected within the issuer column in the second quarter Form 10-Q. The amounts related to guarantors and non-guarantors were reclassifed in the third quarter Form 10-Q.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
Sales	$—	$298.8	$441.3	$1,460.1	$(78.9)	$2,121.3
Cost of products sold	—	267.7	369.2	1,263.7	(78.9)	1,821.7
Selling, administration, & engineering expenses	—	79.8	23.5	84.5	—	187.8
Amortization of intangibles	—	15.4	1.8	6.3	—	23.5
Restructuring	—	3.4	1.3	12.4	—	17.1

Operating profit (loss)	—	(67.5)	45.5	93.2	—	71.2
Interest expense, net of interest income	—	(58.0)	—	(13.3)	—	(71.3)
Equity earnings (losses)	—	(0.5)	3.4	1.7	—	4.6
Other income (expense), net	—	24.4	0.4	(22.3)	—	2.5

Income (loss) before income taxes	—	(101.6)	49.3	59.3	—	7.0
Provision for income tax expense (benefit)	—	(4.5)	2.1	15.1	—	12.7

Income (loss) before equity in income (loss) of subsidiaries	—	(97.1)	47.2	44.2	—	(5.7)
Equity in net income (loss) of subsidiaries	(5.7)	91.4	—	—	(85.7)	—

Consolidated net income (loss)	(5.7)	(5.7)	47.2	44.2	(85.7)	(5.7)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.4	—	0.4

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(5.7)	$(5.7)	$47.2	$44.6	$(85.7)	$(5.3)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
Sales	$—	$234.1	$286.6	$902.8	$(55.9)	$1,367.6
Cost of products sold	—	200.2	235.4	812.8	(55.9)	1,192.5
Selling, administration, & engineering expenses	—	57.0	22.9	66.3	—	146.2
Amortization of intangibles	—	10.1	0.9	3.8	—	14.8
Impairment charges		240.7	31.0	91.0		362.7
Restructuring	—	7.4	0.1	25.4	—	32.9

Operating profit (loss)	—	(281.3)	(3.7)	(96.5)	—	(381.5)
Interest expense, net of interest income	—	(45.6)	—	(8.0)	—	(53.6)
Equity earnings (loss)	—	—	—	1.7	—	1.7
Reorganization items, net	—	(5.6)	—	—	—	(5.6)
Other income (expense)	—	13.0	(1.1)	1.8	—	13.7

Income (loss) before income taxes	—	(319.5)	(4.8)	(101.0)	—	(425.3)
Provision for income tax expense (benefit)	—	64.5	1.0	(96.8)	—	(31.3)

Income (loss) before equity in income (loss) of subsidiaries	—	(384.0)	(5.8)	(4.2)	—	(394.0)
Equity in net income of subsidiaries	(394.0)	(10.0)	—	—	404.0	—

Consolidated net income (loss)	(394.0)	(394.0)	(5.8)	(4.2)	404.0	(394.0)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.5	—	0.5

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(394.0)	$(394.0)	$(5.8)	$(3.7)	$404.0	$(393.5)

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.0	$—	$71.5	$—	$111.5
Accounts receivable, net	—	53.1	65.7	233.2	—	352.0
Inventories	—	17.1	21.2	78.7	—	117.0
Prepaid Expenses	—	(1.1)	0.6	19.7	—	19.2
Other	—	23.9	—	—	—	23.9

Total current assets	—	133.0	87.5	403.1	—	623.6
Investments in affiliates and intercompany accounts, net	15.2	315.4	599.5	161.4	(1,058.1)	33.4
Property, plant, and equipment, net	—	70.3	118.5	435.2	—	624.0
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	149.4	17.1	125.8	—	292.3

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$43.5	$—	$50.6	$—	$94.1
Accounts payable	—	36.4	25.0	131.6	—	193.0
Accrued liabilities	—	65.6	6.7	92.3	—	164.6

Total current liabilities	—	145.5	31.7	274.5	—	451.7
Long-term debt	—	957.5	—	92.5	—	1,050.0
Other long-term liabilities	—	165.0	6.7	125.2	—	296.9

	—	1,268.0	38.4	492.2	—	1,798.6
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	15.2	(405.8)	801.5	662.4	(1,058.1)	15.2
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	15.2	(405.8)	801.5	666.9	(1,058.1)	19.7

Total liabilities and equity (deficit)	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET

September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$82.9	$0.5	$170.3	$—	$253.7
Accounts receivable, net	—	68.1	76.9	293.4	—	438.4
Inventories	—	17.0	22.0	75.2	—	114.2
Prepaid Expenses	—	3.4	0.7	19.2	—	23.3
Other	—	10.8	—	13.8	—	24.6

Total current assets	—	182.2	100.1	571.9	—	854.2
Investments in affiliates and intercompany accounts, net	(345.4)	415.7	652.9	(29.2)	(661.7)	32.3
Property, plant, and equipment, net	—	68.7	97.7	432.6	—	599.0
Goodwill (a)	—	87.7	—	—	—	87.7
Other assets	—	16.3	0.1	61.6	—	78.0

	$(345.4)	$770.6	$850.8	$1,036.9	$(661.7)	$1,651.2

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$74.9	$—	$66.8	$—	$141.7
Accounts payable	—	33.7	21.8	101.8	—	157.3
Accrued liabilities	—	27.2	6.3	122.7	—	156.2

Total current liabilities	—	135.8	28.1	291.3	—	455.2
Liabilities subject to compromise	69.0	1,077.4	3.8	112.1	—	1,262.3
Long-term debt	—	—	—	12.3	—	12.3
Other long-term liabilities	—	147.0	6.6	109.2	—	262.8

	69.0	1,360.2	38.5	524.9	—	1,992.6
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	(414.4)	(589.6)	812.3	508.0	(661.7)	(345.4)
Noncontrolling interest	—	—	—	4.0	—	4.0

Total equity (deficit)	(414.4)	(589.6)	812.3	512.0	(661.7)	(341.4)

Total liabilities and equity (deficit)	$(345.4)	$770.6	$850.8	$1,036.9	$(661.7)	$1,651.2

(a)	Goodwill reflected in the guarantor and non-guarantor columns in the second quarter 2009 Form 10-Q have been reclassified to the issuer column in the third quarter 2009 Form 10-Q

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.5	$(36.9)	$9.5	$110.4	$—	$83.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(5.9)	(9.7)	(51.2)	—	(66.8)
Gross proceeds from sale-leaseback transaction	—	—	—	8.6	—	8.6
Other	—	4.0	0.2	5.0	—	9.2

Net cash used in investing activities	—	(1.9)	(9.5)	(37.6)	—	(49.0)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	2.9	—	(21.5)	—	(18.6)
Principal payments on long-term debt	—	(2.2)	—	(11.4)	—	(13.6)
Repurchase of Bonds	—	(5.3)	—	—	—	(5.3)
Other	(0.5)	(0.3)	—	(0.1)	—	(0.9)

Net cash provided by (used in) financing activities	(0.5)	(4.9)	—	(33.0)	—	(38.4)
Effects of exchange rate changes on cash	—	0.3	—	(3.4)	—	(3.1)
Changes in cash and cash equivalents	—	(43.4)	—	36.4	—	(7.0)
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$(0.8)	$—	$34.7	$—	$33.9

Depreciation and amortization	$—	$27.7	$18.6	$59.9	$—	$106.2

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

(in millions)

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(28.6)	$5.5	$53.3	$—	$30.2
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.3)	(3.5)	(18.7)	—	(25.5)
Fixed asset proceeds	—	—	0.2	0.1	—	0.3

Net cash used in investing activities	—	(3.3)	(3.3)	(18.6)	—	(25.5)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	84.2	—	46.4	—	130.6
Principal payments on long-term debt	—	(2.3)	—	(9.0)	—	(11.3)
Repurchase of bonds	—	(0.7)	—	—	—	(0.7)
Other	—	(5.5)	(1.7)	7.5	—	0.3

Net cash provided by (used in) financing activities	—	75.7	(1.7)	44.9	—	118.9
Effects of exchange rate changes on cash	—	(0.9)	—	19.2	—	18.3
Changes in cash and cash equivalents	—	42.9	0.5	98.8	—	142.2
Cash and cash equivalents at beginning of period	—	40.0	—	71.5	—	111.5

Cash and cash equivalents at end of period	$—	$82.9	$0.5	$170.3	$—	$253.7

Depreciation and amortization	$—	$22.5	$17.1	$48.5	$—	$88.1

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

15. Financial Instruments

Fair values of the Senior Notes and the Senior Subordinated Notes approximated $146,900 and $157,800 at December 31, 2008 and September 30, 2009 based on quoted market prices, compared to the recorded values totaling $523,350 and $505,300, respectively. Fair values of the Term Loans approximated $247,600 and $463,400 at December 31, 2008 and September 30, 2009, based on quoted market prices, compared to the recorded values totaling $530,000 and $520,637, respectively. The fair value of the DIP financing approximated $128,400 at September 30, 2009, based on quoted market prices, compared to the recorded value totaling $124,687 at September 30, 2009.

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

Derivative Instruments and Hedging Activities

The failure to make the scheduled interest payments on the Senior Notes and Senior Subordinated Notes and the expiration of the applicable 30-day period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of Cooper-Standard Automotive, Inc., Cooper-Standard Automotive Canada, Limited and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. Certain interest rate, foreign exchange and commodity swap derivatives that were designated under FAS 133 as cash flow hedges were de-designated for the purposes of FAS 133 as a result of the failure to make the interest payment and in anticipation of the termination events. The value of these derivatives, totaling $18,089, is classified as liabilities subject to compromise. The amounts in accumulated other comprehensive income at de-designation will be frozen and will be amortized and moved to the statement of operations over the remaining life of the underlying exposures.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Euro. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The forward contracts with a USD notional amounts of $1,510 are accounted for as cash flow hedges and are recorded in the Company’s condensed consolidated balance sheet in accrued liabilities at a fair value of $(84), with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three and nine months ended September 30, 2009, $79 and $(141), respectively, were reclassified from AOCI into cost of products sold. The amount to be reclassified in the next twelve months is expected to be approximately $(84).

For the forward contracts de-designated as cash flow hedges, $(1,159) is recognized in OCI as of September 30, 2009. For the three and nine months ended September 30, 2009, $1,212 and $3,686, respectively, were reclassified from AOCI into cost of products sold. The amount to be reclassified in the next quarter is $(1,159).

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of September 30, 2009, the USD notional amount of this contract was $9,733. At September 30, 2009, the fair value before taxes of the Company’s interest rate swap contract was $(474) and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. For the three and nine months ended September 30, 2009, $61 and $70, respectively, were reclassified from AOCI into interest expense. The amount to be reclassified in the next twelve months is expected to be approximately $(117).

For interest rate swaps de-designated as cash flow hedges, $(22,410) is recognized in OCI as of September 30, 2009. For the three and nine months ended September 30, 2009, $1,103 and $6,807, respectively, were reclassified from AOCI into interest expense and for the three and nine months ended September 30, 2009, $324 and $2,414, respectively, were reclassified from AOCI to other expense (income).

Commodity price hedges – The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilized forward contracts with maturities of less than 24 months, which were accounted for as cash flow hedges. These instruments were intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of September 30, 2009, these forward contracts have been de-designated as cash flow hedges. As of September 30, 2009, $(550) is recognized in OCI. For the three and nine months ended September 30, 2009, $478 and $3,220, respectively were reclassified from AOCI to cost of products sold. The amount to be reclassified in the next quarter is $(550).

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2009, are shown below:

Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(474)	$—	$—	$(474)
Forward foreign exchange contract	(84)	—	—	(84)

Total	$(558)	$—	$—	$(558)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the nine months ended September 30, 2009, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2009	$22,370
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	16,416
Included in other comprehensive income	(6,715)
Purchases, issuances, and settlements	(13,424)
De-designated hedges	(18,089)

Ending Balance as of September 30, 2009	$558

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$2,586

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities)

for the period (above) are reported in cost of products sold and other income (expense):

Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$16,416
Change in unrealized (gains) or losses relating to assets still held at the reporting date	(2,586)

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands except per share amounts)

16. Accounts Receivable Factoring

As part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At September 30, 2009, the Company had $33,428 of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the three and nine months ended September 30, 2009 of $23 and $573, respectively; this amount is recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables for one of the locations. These were permitted transactions under the Company’s Pre-petition Credit Agreement. The Company is also pursuing similar arrangements in various locations.

In addition, during the second quarter of 2009, the Company elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department (“Auto Supplier Support Program”). The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. During the nine months ended September 30, 2009, the Company received payments of $8,936 and incurred charges of $268 which is recorded in other income (expense) in the condensed consolidated statements of operations.

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

17. Sale Leaseback Transaction

During the quarter ended September 30, 2008 the Company sold a manufacturing facility to an independent third party and simultaneously agreed to lease the facility from that party for a period of 15 years. Gross proceeds from this sale were $8,556. The transaction is structured as an operating lease.

18. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date the financial statements were issued.

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

Business Environment and Outlook

During 2009, our revenues have been adversely affected by a substantial decline in worldwide automotive production levels. Overall negative macroeconomic conditions, including disruptions in the financial markets and high unemployment levels continue to impact consumer confidence which has kept demand for new vehicles low resulting in continued production cutbacks.

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

General Motors Corporation filed a petition in U.S. Bankruptcy Court on June 1, 2009 and emerged from bankruptcy on July 10, 2009. The filing is one of the largest bankruptcies in U.S. history. Both General Motors and Chrysler have received financial assistance from government sources with the government taking 61 percent stake in General Motors and 8 percent in Chrysler. The ability for the companies to repay the loans and return to profitability is still unknown and creates additional uncertainty.

Both companies extended shutdown periods of production at North American manufacturing facilities, until they emerged from the bankruptcy proceedings, and also extended seasonal shutdown time causing further stress in the supplier sector as they attempt to balance revenue, production and profitability.

•

A decline in our customers’ production volumes and weak sales. According to CSM Worldwide, actual North America and Europe light vehicle production volume through September 30, 2009 were 5.8 million units and 11.8 million units, as compared to 9.9 million units and 16.5 million units through September 30, 2008.

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

Bankruptcy Cases

As a result of these negative trends and the Company’s substantial debt service requirements, on August 3, 2009, Cooper-Standard Holdings Inc., a Delaware corporation (the “Company”), and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 14, 2009, the Official Committee of Unsecured Creditors was appointed in the Chapter 11 Cases.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (the “Canadian Debtor”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than the Canadian Debtor) and continue to operate in the ordinary course of business.

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

On October 2, 2009, the Debtors filed their schedules of assets and liabilities (the “Schedules”) and statements of financial affairs with the Bankruptcy Court. On October 27, 2009, the Bankruptcy Court entered an order establishing December 4, 2009 as the deadline (the “General Bar Date”) for all entities, other than governmental agencies, to file proofs of claim against the Debtors stating the amounts to which the claimants contend that they are entitled, subject to the rights of the Debtors to contest both the validity and amount of the claims. The Bankruptcy Court also set February 1, 2010 as the deadline for governmental entities to file their proofs of claim (the “Governmental Bar Date” and, together with the General Bar Date, the “Bar Dates”). The Debtors will continue to evaluate all claims asserted in the Chapter 11 Cases and may file periodic motions seeking to modify, reject, liquidate or allow such claims.

In addition, under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a chapter 11 plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A chapter 11 plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the chapter 11 plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

Under the Bankruptcy Code, the exclusive period in which the Debtors may file a chapter 11 plan or plans of reorganization is 120-days from the date of the filing of the petition. The exclusive period in which the Debtors may solicit acceptances for any chapter 11 plan or plans of reorganization is 180-days from the date of the filing of the petition. The Bankruptcy Code also provides that the Bankruptcy Court may extend the 120-day plan exclusivity period up to 18 months after the petition date and the 180-day solicitation exclusivity period up to 20 months after the petition date. The Debtors’ 120-day exclusive period to file a chapter 11 plan or plans of reorganization expires on December 1, 2009. The Debtors’ 180-day exclusive period to solicit any plan or plans expires on

February 1, 2010. If the Debtors’ exclusivity periods expire, other parties in interest will be allowed to file their own plans and solicit acceptances in connection therewith. The Debtors have filed a motion seeking to extend both the plan exclusivity period and the solicitation exclusivity period by an additional 120 days, which is currently pending before the Bankruptcy Court.

Under the supervision of the Bankruptcy Court, the Company may decide to pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders, including asset sales or strategic partnerships.

Debtor-in-Possession Financing

The Company has entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc., an Ohio corporation (the “U.S. Borrower”), and the Canadian Debtor (the U.S. Borrower and the Canadian Debtor are referred to herein as the “DIP Borrowers”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received interim and final approval of the DIP Credit Agreement from the Bankruptcy Court on August 5, 2009 and September 1, 2009, respectively. The Company received approval of the DIP Credit Agreement from the Canadian Court on August 6, 2009.

The lenders under the DIP Credit Agreement have committed to provide superpriority senior secured term loans to the DIP Borrowers and an additional non-U.S. subsidiary to be designated (the “Additional Foreign Borrower”) in an aggregate principal amount of up to $175 million (the “DIP Facility”) in connection with the Chapter 11 Cases and the Canadian Proceedings. The U.S. Borrower has drawn $75 million of the DIP Facility and the Canadian Debtor drew $50 million of the DIP facility as of September 30, 2009. An additional $50 million has been funded into escrow as of September 30, 2009, and is expected to be released to the Additional Foreign Borrower when local-law credit documentation is finalized. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP Facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders).

Results of Operations

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Sales	$599,656	$517,842	$2,121,316	$1,367,656
Cost of products sold	537,172	435,775	1,821,724	1,192,470

Gross profit	62,484	82,067	299,592	175,186
Selling, administration, & engineering expenses	51,336	52,658	187,768	146,233
Amortization of intangibles	7,758	194	23,519	14,783
Impairment charges	—	—	—	362,699
Restructuring	13,477	4,378	17,115	32,871

Operating profit (loss)	(10,087)	24,837	71,190	(381,400)
Interest expense, net of interest income	(23,677)	(11,914)	(71,275)	(53,632)
Equity earnings (loss)	370	1,228	4,574	1,701
Reorganization items, net	—	(5,642)	—	(5,642)
Other income (expense)	(409)	5,930	2,553	13,679

Income (loss) before income taxes	(33,803)	14,439	7,042	(425,294)
Provision (benefit) for income tax expense	(995)	3,773	12,743	(31,339)

Net income (loss)	(32,808)	10,666	(5,701)	(393,955)
Add: Net loss attributed to noncontrolling interests	213	181	365	496

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(32,595)	$10,847	$(5,336)	$(393,459)

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Sales: Consolidated sales decreased $81.8 million, or 13.6%, in the third quarter of 2009. This decrease resulted primarily from lower unit sales volume in both North America and Europe and unfavorable foreign exchange ($27.9 million).

Gross Profit: Gross profit increased $19.6 million to $82.1 million (approximately 15.8% of sales) in the third quarter of 2009 as compared to $62.5 million (approximately 10.4% of sales) in the third quarter of 2008. This increase resulted primarily from the favorable impact of management actions and various cost saving initiatives, partially offset by lower sales volume in both North America and Europe and unfavorable foreign exchange.

Restructuring: Restructuring charges decreased $9.1 million to $4.4 million in the third quarter of 2009 compared to $13.5 million in the third quarter of 2008. This decrease is due primarily to the initial phase of a reorganization ultimately involving the discontinuation of the Company’s global product line operating divisions that was initiated in the third quarter of 2008.

Interest Expense, Net: The decrease in interest expense of $11.8 million in the third quarter of 2009 resulted primarily from the cessation of recording interest expense on the debt that is in default.

Other Income (Expense): Other income increased $6.3 million in the third quarter of 2009 compared to the third quarter of 2008 due primarily to an increase in foreign currency gains of $6.7 million, partially offset by losses on interest rate swaps of $0.3 million.

Provision for Income Tax Expense (Benefit): For the three months ended September 30, 2009, the Company recorded income tax expense of $3.8 million on earnings before income taxes of $14.4 million. This compares to an income tax benefit of ($1.0) million on losses before income taxes of ($33.8) million for the same period of 2008. Income tax expense for the three month period ended September 30, 2009 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Sales: Consolidated sales decreased $753.7 million, or 35.5%, in the nine months ended September 30, 2009. This decrease resulted primarily from lower sales volume in both North America and Europe and unfavorable foreign exchange ($150.8 million).

Gross Profit: Gross profit decreased $124.4 million to $175.2 million (approximately 12.8% of sales) in the nine months ended September 30, 2009 as compared to $299.6 million (approximately 14.1% of sales) in the nine months ended September 30, 2008. This decrease resulted primarily from lower sales volume in both North America and Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Selling, Administration, and Engineering: Selling, administration, and engineering expenses decreased $41.5 million to $146.2 million in the nine months ended September 30, 2009 compared to $187.8 million in the nine months ended September 30, 2008, primarily due to the favorable impact of various cost saving initiatives and management actions.

Impairment Charges: In the second quarter of 2009 we recorded a goodwill impairment charge of $157.2 million, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets within the North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results; (f) an analysis of whether the Company would meet its financial covenants for the past quarter; and (g) negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

Restructuring: The increase in restructuring expense of $15.8 million in the nine months ended September 30, 2009 resulted primarily from the final phase of the reorganization of the Company’s operating structure, which was initiated during the fourth quarter of 2008.

Interest Expense, Net: The decrease in interest expense of $17.6 million in the nine months ended September 30, 2009 resulted primarily from decreased interest rates, decreased term loan balances and the cessation of recording interest expense on the debt that is in default.

Other Income (Expense): Other income increased $11.1 million in the nine months ended September 30, 2009 due primarily to an increase in gain on debt repurchase of $7.4 million and an increase in foreign currency gains of $7.0 million, partially offset by losses on sale of receivables of $0.8 million and losses on interest rate swaps of $2.4 million.

Provision for Income Tax Expense (Benefit): For the nine months ended September 30, 2009, the Company recorded income tax benefit of ($31.3) million on losses before income taxes of ($425.3) million. This compares to an income tax expense of $12.7 million on earnings before income taxes of $7.0 million for the same period of 2008. Income tax expense for the nine month period ended September 30, 2009 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Additionally, a discrete income tax benefit was recorded in the three months ended June 30, 2009 related to the settlement of a bi-lateral advanced pricing agreement. See Note 9, Income Taxes of the Condensed Consolidated Financial statements for additional details on the settlement. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Sales
North America	$266,571	$251,700	$991,216	$632,234
International	333,085	266,142	1,130,100	735,422

	$599,656	$517,842	$2,121,316	$1,367,656

Segment profit (loss)
North America	$(20,361)	$20,036	$(1,614)	$(259,702)
International	(13,442)	(5,597)	8,656	(165,592)

	$(33,803)	$14,439	$7,042	$(425,294)

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

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

North America: Sales decreased $14.9 million, or 5.6%, primarily due to lower sales volume and unfavorable foreign exchange ($7.0 million). Segment profit increased by $40.4 million, primarily due to the favorable impact of management actions and various cost saving initiatives.

International: Sales decreased $66.9 million, or 20.1%, primarily due to lower sales volume in Europe and unfavorable foreign exchange ($20.9 million). Segment loss improved by $7.8 million, primarily in Europe due to the favorable impact of management actions and various cost saving initiatives, partially offset by lower sales volume in Europe and unfavorable foreign exchange.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

North America: Sales decreased $359.0 million, or 36.2%, primarily due to lower sales volume and unfavorable foreign exchange ($30.2 million). Segment loss increased by $258.1 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $242.2 million, lower sales volumes and unfavorable foreign exchange partially offset by the favorable impact of management actions and various cost saving initiatives.

International: Sales decreased $394.7 million, or 34.9%, primarily due to lower sales volume in Europe and unfavorable foreign exchange ($120.6 million). Segment profit decreased by $174.2 million, primarily due to the impairment of goodwill, intangibles and fixed assets of $120.5 million, lower sales volume in Europe and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to Condensed Consolidated Financial Statements for discussion of restructuring activities during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Operating Activities: Cash provided by operations in the nine months ended September 30, 2009 was $30.2 million, which included $28.8 million of cash used for changes in operating assets and liabilities. Cash provided by operations in the nine months ended September 30, 2008 was $83.5 million, which included $22.7 million of cash used for changes in operating assets and liabilities. The $53.2 million change in cash from activities was due primarily to an increase in consolidated net loss.

Investing Activities: Cash used in investing activities in the nine months ended September 30, 2009 was $25.2 million, which primarily consisted of capital spending as compared to cash used in investing activities of $49.0 million in the nine months ended September 30, 2008, which primarily consisted of $66.8 million of capital spending partially offset by gross proceeds of $8.6 million from a sale-leaseback transaction. We anticipate that we will spend approximately $55 to $60 million on capital expenditures in the year ending December 31, 2009.

Financing Activities: Cash provided by financing activities in the nine months ended September 30, 2009 was $118.9 million, which consisted primarily of $108.0 million of debtor-in-possession financing, net of debt issuance cost and increased short term debt partially offset by normal debt payments and repurchase of bonds, as compared to cash used in financing activities of $38.4 million in the nine months ended September 30, 2008, which consisted primarily of normal debt payments, repurchase of bonds and decreased short-term debt.

Pre-Petition Credit Agreement and Notes: For a discussion of the Company’s Pre-Petition Credit Agreement and Notes, see Note 7, Debt.

DIP Financing: The DIP Facility under the DIP Credit Agreement entered into by the Company as of August 5, 2009 in connection with the Chapter 11 Cases and the Canadian Proceedings provides for superpriority senior secured term loans to the DIP Borrowers (and the Additional Foreign Borrower ) to be designated in an aggregate principal amount of up to $175 million. The U.S. Borrower has drawn $75 million of the DIP Facility and the Canadian Debtor drew $50 million if the DIP Facility as of September 30, 2009. An additional $50 million has been funded into escrow as of September 30, 2009, and is expected to be released to the Additional Foreign Borrower when local-law credit documentation is finalized. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP Facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders).

As a result of the Chapter 11 Cases and the Canadian Proceedings and the circumstances leading to the Chapter 11 Cases and the Canadian Proceedings, described elsewhere in this report, the Company faces uncertainty regarding the adequacy of its liquidity and capital resources and has limited access to financing. During the pendency of the Chapter 11 Cases and the Canadian Proceedings, the Company expects that its primary sources of liquidity will be cash flows from operations and borrowings under its DIP Credit Agreement as it may be able to obtain. In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred significant professional fees and other costs in connection with the Chapter 11 Cases and the Canadian Proceedings and expects that it will continue to incur significant professional fees and costs. There can be no assurances that the amounts of cash available from operations, together with the DIP Credit Agreement, will be sufficient to fund the Company’s operations, including operations during the period until such time as the Company is able to propose a chapter 11 plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. The Company’s long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time and ultimately cannot be determined until a chapter 11 plan of reorganization has been developed and is confirmed by the Bankruptcy Court.

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

While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill in the North American reporting unit. An adjustment to the financial projections or other assumptions used to value the North American reporting unit would have had a direct impact on the amount of goodwill impairment recognized during the second quarter and the amount of goodwill remaining on the September 30, 2009 balance sheet.

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

Interest Rate Risk- We are subject to interest rate risk in connection with certain variable rate debt. As of September 30, 2009, we had $130.6 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $1.3 million per year.

Foreign Currency Exchange Risk- We use forward foreign exchange contracts to hedge the U.S. dollar to reduce the effect of fluctuations in foreign exchange rates on a portion of the forecasted material purchases of our European facilities. As of September 30, 2009, the fair market value of these contracts was approximately $(0.1) million. A 10% strengthening of the U.S. dollar relative to the Euro would result in an increase of $0.2 million in the fair market value of these contracts. A 10% weakening of the U.S. dollar relative to the Euro would result in a decrease of $0.1 million in the fair market value of these contracts.

For additional discussion of the Company’s derivative instruments see Note 15, Financial Instruments.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 3, 2009, the Debtors filed the Chapter 11 Cases and on August 4, 2009 the Canadian Debtor commenced the Canadian Proceedings. For a further discussion of these matters, see Note 2, Reorganization Under Chapter 11 of the Bankruptcy Code, to the condensed consolidated financial statements, which is incorporated herein by reference. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or the Canadian Proceedings or their effect on our business.

In general, all pending litigation involving the Debtors and the Canadian Debtor was stayed upon the filing of the Chapter 11 Cases and the Canadian Proceeding, respectively.

On August 19, 2009, Cooper Tire and Rubber Company (“CTR”) initiated an adversary proceeding in the Chapter 11 Cases, Case No. 09-52014 (PJW), by filing a complaint against the Company and Cooper-Standard Automotive Inc. seeking a declaratory judgment that CTR is entitled to a portion of the $80,000 Canadian dollars tax refund received by the Canadian Debtor from the Canadian government on July 27, 2009 and a portion of all future refunds received by the Canadian Debtor, in each case relating to the pre-acquisition period. CTR is also seeking imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000-2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against the Canadian Debtor in the Chapter 11 Cases and ordering all income tax refunds received by the Canadian Debtor after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, Cooper-Standard Automotive Inc. and the Canadian Debtor. It is the Company’s belief that CTR’s right to tax refunds for pre-acquisition periods is that of a general unsecured creditor and is subject to the general rules and processes of the Chapter 11 Cases.

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

During the Chapter 11 Cases and the Canadian Proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our bankruptcy. Risks and uncertainties associated with these proceedings include the following:

•	Actions and decisions of our creditors and other third parties with interests in the proceedings, which may be inconsistent with our plans;

•	Our ability to obtain court approval with respect to motions in the proceedings made from time to time;

•	Our ability to develop, prosecute, confirm, and consummate a chapter 11 plan of reorganization with respect to the proceedings;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•	Our ability to retain the tax refunds relating to the pre-acquisition period; and

•

Risks associated with third parties’ seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a chapter 11 plan of reorganization, to appoint a trustee under Chapter 11, or to convert the Chapter 11 Cases into liquidations under Chapter 7 of the Bankruptcy Code.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and the Canadian Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from the proceedings, senior management will be required to spend significant amounts of time developing a comprehensive chapter 11 plan of reorganization, instead of concentrating exclusively on business operations. Further, the Company has made, and will continue to make, judgments as to whether the Company should limit investment in, exit, or dispose of certain businesses. These proceedings and the development of a chapter 11 plan of reorganization may result in the sale or divestiture of assets or businesses, but there can be no assurance that the Company will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, exit, or dispose of businesses may result in the recording of additional charges.

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

The Company is currently conducting operations using borrowings from the DIP Credit Agreement. There can be no assurance that the amounts of cash from operations and amounts made available under the DIP Credit Agreement will be sufficient to fund the Company’s operations. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet the Company’s liquidity requirements, the Company’s operations would be adversely affected and the Company may not be able to continue as a going concern. For additional information on the DIP Credit Agreement, see Note 7, Debt, DIP Credit Agreement, to the notes to the condensed consolidated financial statements, and also see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debtor-in-Possession Financing.

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

The Bankruptcy Court may determine that the chapter 11 plan of reorganization does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If the plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors would be able to reorganize its businesses and what, if any, distributions holders of claims against it would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate its assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Debtors were to emerge as a viable, reorganized entity.

A Chapter 11 plan of reorganization may result in the holders of the Company’s Notes receiving no distribution on account of their interests and cancellation of their Notes.

Under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of a chapter 11 plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A chapter 11 plan of reorganization could result in holders of the Company’s Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative.

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

These limitations could have a material adverse effect on our liquidity and operations. If we fail to comply with the restrictions under the DIP Credit Agreement and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Credit Agreement, the lenders could declare outstanding borrowings and other obligations under the DIP Credit Agreement immediately due and payable. The Company’s ability to comply with these restrictions may be affected by events beyond the Company’s control, and any material deviations from the Company’s forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. There can be no assurances that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on acceptable terms to the Company. If the Company is unable to comply with the terms of the DIP Credit Agreement, or if the Company fails to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and the Company’s ultimate ability to successfully implement, a chapter 11 plan of reorganization.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 13, 2009	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2009	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

November 13, 2009	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Debtor-In-Possession Credit Agreement, dated as of August 5, 2009, among Cooper-Standard Holdings Inc., a Delaware corporation, Cooper-Standard Automotive Inc., an Ohio corporation, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, various Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.2*	First Amendment to Debtor-in-Possession Credit Agreement, dated as of August 31, 2009, among Cooper-Standard Holdings Inc., a Delaware corporation, Cooper-Standard Automotive Inc., an Ohio corporation, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, various Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent.

10.3*	Second Amendment to Debtor-in-Possession Credit Agreement and Limited Waiver, dated as of September 11, 2009, among Cooper-Standard Holdings Inc., a Delaware corporation, Cooper-Standard Automotive Inc., an Ohio corporation, Cooper-Standard Automotive Canada Limited, a corporation organized under the laws of Ontario, Cooper-Standard Automotive Brasil Sealing LTDA and Cooper-Standard Automotive Brasil Fluid Systems LTDA, each organized under the laws of Brazil, various Lenders party thereto and Deutsche Bank trust Company Americas, as Administrative Agent.

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith