Form 10-K
period 2009-12-31
Cooper-Standard Holdings Inc.
filed 2010-03-31
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s shares of common stock, $0.01 par value per share, outstanding as of March 24, 2010 was 3,482,612 shares.

The registrant’s common stock is not publicly traded.

PART I

Item 1.	Business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company”, “Cooper-Standard”, “we” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

We believe that we are the largest global producer of body sealing systems, one of the two largest North American producers in the AVS business, and the second largest global producer of the types of fluid handling products that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and consistent approach to engineering and production. The Company operates in 75 locations in 18 countries around the world.

Approximately 80% of our sales in 2009 were to automotive original equipment manufacturers (“OEMs”), including Ford Motor Company (“Ford”), “GM” (defined as General Motors Corporation combined with General Motors Company), and “Chrysler” (defined as Chrysler LLC combined with Chrysler Group LLC) (collectively, the “Detroit 3”), Fiat, Volkswagen/Audi Group, Renault/Nissan, PSA Peugeot Citroën, Daimler, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 20% of our 2009 sales were primarily to Tier I, and Tier II automotive suppliers and non-automotive manufacturers. In 2009, our products were found in 17 of the 20 top-selling models in North America and in 19 of the 20 top-selling models in Europe. The Company’s principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and its telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Form 10-K.

Corporate History and Recent Business Developments

Cooper-Standard Holdings Inc. was formed and capitalized in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc.

In February 2006, the Company acquired fifteen fluid handling systems operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc. In August 2007, the Company acquired nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus and Belgium, and a joint venture interest in China (collectively, “MAPS”) from Automotive Sealing Systems S.A. The Company completed a related acquisition of a joint venture interest in India (“MAP India”) in December 2007. In addition to the FHS and MAPS acquisitions, the Company acquired a hose manufacturing operation in Mexico from the Gates Corporation and a fuel rail operation in Mexico from Automotive Component Holdings, LLC, in 2005 and 2007, respectively. For additional information on the Company’s acquisitions, see Note 5. “Acquisitions” to our consolidated financial statements.

From the time of the 2004 Acquisition until March 2009, the Company operated its businesses through global operating divisions organized on a product-line basis. In March 2009, in response to a severe decline in worldwide automotive production that began in the second half of 2008, the Company announced the implementation of a comprehensive plan involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division and the Fluid Systems division, and the establishment of an operating structure organized on the basis of geographic regions. The Company now operates from two divisions, North America and International (covering Europe, South America and Asia). The new operating structure has allowed the Company to maintain its full portfolio of global products and provide unified customer contact points, while better managing its operating costs and resources. This plan resulted in a reduction in the Company’s worldwide salaried workforce by approximately 20%.

As part of the plan, the Company’s reporting segments changed to reflect the new operating structure. Segment information concerning sales to external customers, intersegment sales, segment profit, depreciation and amortization expense, capital expenditures and segment total assets for the last three fiscal years is set forth in Note 20, Business Segments, to the consolidated financial statements. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Segment Results of Operations.”

In addition to the measures associated with the reorganization of the Company’s operating units, the Company has implemented a number of restructuring initiatives in recent years, including the closure of facilities in North America, Europe and Asia. For information on these restructuring initiatives, see Note 6. “Restructuring” to our consolidated financial statements and also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restructuring.”

Bankruptcy Cases

Business Downturn

During the first half of 2009, the Company experienced a substantial fall off in revenues caused by the severe decline in worldwide automotive production that followed the global financial crisis that began in 2008. GM and Chrysler each filed for chapter 11 protection during the second quarter of 2009. The impact of the crisis on the OEMs had a direct and immediate impact on suppliers. As a result, the Company was overleveraged, with outstanding indebtedness of approximately $1.170 billion as of July 31, 2009.

The Company undertook a concentrated effort to reduce its operating costs and leverage to maintain its position as a leading global supplier. In addition to the reorganization of its operating structure announced in March 2009, the Company undertook a series of other cost reduction measures, including temporary salary and benefit reductions. In addition, the Company engaged Lazard Freres & Co. LLC to advise it on restructuring its debt. The Company engaged in negotiations with its sponsoring shareholders, its lenders under its senior credit facilities and certain holders of the Company’s 7% Senior Notes due 2012 (the “Senior Notes”) and 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes,” and the holders of the Notes, the “Noteholders”) in an effort to obtain liquidity and avoid the need for chapter 11 protection. On June 15, 2009, the Company announced that it would utilize a 30-day grace period in connection with interest payments scheduled for June 15, 2009 on its Notes to allow the Company to continue these negotiations in order to increase liquidity and improve its capital structure. The 30-day grace period expired on July 15, 2009.

Filing of Bankruptcy Cases

On August 3, 2009, Cooper-Standard Holdings Inc. and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 14, 2009, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (“CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than CSA Canada) and continue to operate in the ordinary course of business.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, and may pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders.

In general, under the priority scheme established by the Bankruptcy Code, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery, if any, to the Noteholders and other interest holders will not be determined until confirmation of a chapter 11 plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they will receive. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the chapter 11 plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative. At this time there is no assurance we will be able to restructure as a going concern or successfully obtain confirmation of and implement a plan of reorganization.

Filing of the Original Chapter 11 Plan of Reorganization and Original Disclosure Statement

Prior to commencing the Chapter 11 Cases and since the filing of the Debtors’ petition for relief under the Bankruptcy Code, the Debtors have sought a consensual restructuring of their balance sheets so as to be able to emerge from chapter 11 with an appropriate capital structure that would enable the Debtors to remain competitive. After exploring a number of restructuring alternatives, which included discussions with the Creditors’ Committee, the lenders under the Pre-Petition Credit Agreement (as defined below) and a group of Noteholders (the “First Backstop Parties”) came forward with a proposal to backstop an equity rights offering, the proceeds of which would be used to pay the claims under the Pre-Petition Credit Facility in full. After further negotiations with the First Backstop Parties and the Creditors’ Committee regarding the proposal, on February 1, 2010, the Debtors filed their Joint Chapter 11 Plan of Reorganization (the “Original Plan”), an accompanying Disclosure Statement (the “Original Disclosure Statement”) and a Commitment Agreement, dated February 1, 2010 (the “Original Equity Commitment Agreement”), which the Company entered into with the First Backstop Parties. The Original Plan provided for a backstopped $245 million equity rights offering which, when combined with proposed exit financing, would allow the Debtors to pay the claims under the Pre-Petition Credit Agreement in full, in cash, while distributing equity in the Company upon emergence from chapter 11 to the Noteholders, as well as rights to purchase additional equity.

Filing of Amended Chapter 11 Plan of Reorganization and Disclosure Statement

Shortly after filing the Original Plan, certain Noteholders (the “Second Backstop Parties” and, with the “First Backstop Parties”, the “New Backstop Parties”) approached the Debtors with an alternative proposal to backstop a rights offering that contained certain advantages when compared to the recovery provided for in the Original Plan. While the Debtors made significant progress negotiating a commitment agreement with the Second Backstop Parties, the Debtors had significant concerns about going forward with such alternative proposal for various reasons including, without limitation, uncertainty about receiving sufficient votes to confirm any plan of reorganization based on such alternative.

After extensive, arm’s-length negotiations between the Debtors, the Creditors’ Committee, the First Backstop Parties and the Second Backstop Parties, all parties agreed upon the terms of a revised restructuring proposal incorporated in a new Commitment Agreement, dated March 19, 2010 (the “New Equity Commitment Agreement”), which terminated the Original Equity Commitment Agreement upon execution, and the Debtors filed with the Bankruptcy Court on March 20, 2010, a First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010, the “Amended Plan”) and an accompanying new Disclosure Statement (as amended by the First Amended Disclosure Statement, dated March 26, 2010, the “Disclosure Statement”). The Disclosure Statement and the New Equity Commitment Agreement were approved by the Bankruptcy Court on March 26, 2010. The New Equity Commitment Agreement and the Amended Plan provide for a backstopped equity rights offering and the purchase of new common stock and new preferred stock of the Company by the New Backstop Parties (as described below), with aggregate proceeds to the Company of $355 million, that would unimpair the claims under the Pre-Petition Credit Agreement and the Senior Notes and improve the recovery to the Senior Subordinated Noteholders. The New Equity Commitment Agreement is subject to certain customary conditions, including, among other things, confirmation of the Amended Plan. Under the Amended Plan, holders of Senior Notes will receive payment in full, in cash, provided that certain of the New Backstop Parties have each agreed to forgo their right as holders of Senior Notes to receive payment in full, in cash, and in lieu thereof, have agreed to accept their pro rata share of 20.95% of the new common stock of the Company. In addition, holders of Senior Subordinated Notes will receive a distribution of 8% of the new common stock of the Company and warrants to acquire an additional 3% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share, and eligible noteholders of Senior Subordinated Notes will receive rights to purchase 39.6% of the new common stock of the Company pursuant to the rights offering at a subscription price of $21.54 per share. In addition, the New Backstop Parties have agreed to purchase 11.75% of the new common stock of the Company at a price per share of $27.07 and 1,000,000 shares of new preferred stock of the Company at a price per share of $100.00 and will receive warrants to acquire an additional 7% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share.

In order for the Debtors to successfully emerge from chapter 11, the Bankruptcy Court must first confirm a chapter 11 plan with respect to the Debtors that satisfies the requirements of the Bankruptcy Code. To be confirmed, a chapter 11 plan would, among other things, need to resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

In order for the Amended Plan to be confirmed by the Bankruptcy Court pursuant to section 1129(b) of the Bankruptcy Code, at least one class of impaired claims must accept the Amended Plan, determined without including votes to accept the Amended Plan cast by “insiders,” as that term is defined in section 101(31) of the Bankruptcy Code. A class of claims has accepted a plan if such plan has been accepted by creditors that hold at least two-thirds in amount and more than one-half in number of the allowed claims of such class held by creditors that have accepted or rejected such plan. The New Backstop Parties (which hold a substantial majority in dollar amount of the outstanding principal amount of Senior Subordinated Notes) support the Amended Plan and have agreed to vote in favor of the Amended Plan. In addition, confirmation of the Amended Plan is subject to the satisfaction of numerous conditions, including, among other things, consummation of the rights offering and entry into a new debt agreement and a new secured working capital facility.

Under the Bankruptcy Code, the exclusive period in which the Debtors may file a chapter 11 plan or plans of reorganization is 120 days from the date of the filing of the petition. The exclusive period in which the Debtors may solicit acceptances for any chapter 11 plan or plans of reorganization is 180 days from the date of the filing of the petition. The Bankruptcy Code also provides that the Bankruptcy Court may extend the 120-day plan exclusivity period up to 18 months after the petition date and the 180-day solicitation exclusivity period up to 20 months after the petition date. The Debtors’ exclusive period to file a chapter 11 plan or plans of reorganization has been extended to June 29, 2010. The Debtors’ exclusive period to solicit any plan or plans has been extended to August 30, 2010. If the Debtors’ exclusivity periods expire, other parties in interest will be allowed to file their own plans and solicit acceptances in connection therewith.

This 10-K does not constitute an offer to sell or the solicitation of an offer to purchase any securities in the contemplated Rights Offering. Securities that may be issued pursuant to the contemplated Rights Offering or the New Equity Commitment Agreement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or an available exemption from registration.

Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc. (“CSA U.S.”), and CSA Canada, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent, Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”) became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175 million principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Company, on December 18, 2009, the Company entered into a new Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner.

On December 29, 2009, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (and related loan documentation) and the borrowings thereunder. Funding under the DIP Credit Agreement occurred on December 30, 2009, whereby (i) $75 million was borrowed by CSA U.S., (ii) $50 million was borrowed by CSA Canada and (iii) $50 million was borrowed by the German Borrower. Concurrently with such funding, liens on assets of the Company and certain of its subsidiaries were granted and guarantees by certain subsidiaries of the Company of the obligations under the DIP Credit Agreement were made. All of the proceeds of the borrowings under the DIP Credit Agreement, together with cash on hand of the DIP Borrowers, were used to repay all borrowings and amounts outstanding under the Initial DIP Credit Agreement, and to pay related fees and expenses.

For additional information on the DIP Credit Agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Other Proceedings in Chapter 11 Cases

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

Fresh-Start Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), we will adopt fresh start accounting when the amended plan becomes effective, in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations” (“ASC 852”). The consolidated financial statements for the periods ended December 31, 2009 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations. We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have an accumulated deficit of $306.5 million at December 31, 2009. See Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code” to our consolidated financial statements regarding the impact of the Chapter 11 Cases and the proceedings in the Bankruptcy Court on the Company’s liquidity and its status as a going concern.

Bankruptcy Reporting Requirements

As a result of the Chapter 11 Cases, the Debtors are now required to file various documents with, and provide certain information to, the Bankruptcy Court and various third parties, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of the Bankruptcy Code. Although such materials accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the SEC.

Strategy

Throughout 2009, we implemented a number of initiatives to reduce our cost and simplify our operating structure to offset severe macroeconomic and industry conditions. With the reduced cost structure that resulted from these initiatives, the Company remains well positioned to continue as one of the world’s leading automotive suppliers of body sealing, AVS, and fluid handling components and systems. Our focus is on the following key areas:

Ongoing Reconfiguring of our Business and Cost Structure

We plan to continue to identify and implement restructuring opportunities so that the Company is appropriately configured in the rapidly changing industry environment.

In the second half of 2009, the Company closed two manufacturing facilities, one located in Ohio and another located in Germany. In addition, in March 2010, we announced the closure of our manufacturing facility in Spain. We have taken a number of other actions which have reduced the size of the Company’s salaried and hourly workforce and adjusted work hours, wages, salaries and benefits at all levels of the Company, including the following:

•

implementation of across-the-board 10% reductions in the base salaries of the Company’s salaried employees in the United States and Canada that remained in effect from January 2009 through October 2009,

•	implementation of workforce reductions, reduced work weeks and mandatory time-off in many of the Company’s locations,

•	implementation of reduced work weeks, voluntary salary reduction programs and other actions in Europe to effectuate cost-savings in accordance with applicable laws,

•	the freezing of benefit accruals in certain defined benefit retirement plans and the suspension of matching contributions under the Company’s defined contribution plans for 2009, and

•	the reduction and deferral of discretionary capital expenditures.

Solidifying global leadership position with emphasis on high growth vehicles around the world

We plan to maintain our leading positions with the Detroit 3, with particular emphasis on vehicles they produce globally, and to continue to strengthen our relationships with European and Asian manufacturers. Many conquest business opportunities are becoming available worldwide as a result of significant automotive supply base consolidations. China, India and South America will continue to be regions of emphasis as the light vehicle market is projected to grow in those regions as their economies continue to develop.

Further Developing Technologies and Customer Service

To further strengthen our customer relationships, we plan to continue to focus on innovative product development, program management, engineering excellence, and customer service, all of which enhance the value we offer our customers. We will continue to seek customer feedback with respect to quality, manufacturing, design and engineering, delivery, and after-sales support in an effort to provide the highest level of customer service and responsiveness. We believe our efforts have been successful to date and we continue to be awarded content on our customers’ new programs. We have also achieved several recent successes with other OEMs, such as PSA, Bosch, Volkswagen, Fiat, Honda, Jaguar, Land Rover and BMW.

As a result of our global presence and reputation for innovation we are postioned to work with many of our OEM partners early in the development of their next generation vehicles. As a result of this “up-front” involvement, we have been able to develop innovative product and modular designs to meet these customers’ complex next generation vehicle designs.

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

Targeting fuel efficient vehicles, global platforms and certain high volume vehicles

With the recent shift in customer preferences toward light weight, fuel efficient vehicles, we intend to target small car, hybrid and alternative powertrains and increase the content we provide to each of these segments.

Furthering our position in the small car and hybrid market and alternative powertrains will allow us to gain market share, create greater economies of scale, and provide more opportunities to partner with customers, as we can assist with newly introduced lightweight high-performance plastic materials in our hose and body sealing products and fuel rail assemblies, improve fuel flow and help reduce fuel consumption. Our engineering teams have also partnered with customers to deliver state-of-the-art thermal management solutions to enhance cooling effectiveness for the electric motors and batteries of their new hybrid vehicle platforms.

Use of global platforms that feature the same vehicle design produced in multiple regions of the world is a growing trend as it enables OEMs to reduce cost by leveraging global engineering, purchasing and supply base synergies. These types of programs allow us to showcase our production capabilities in all major regions of the world. The combination of our global footprint, experience in global program management and worldwide customer service puts us in a leadership position as a proven supplier for future global programs.

While smaller cars and crossover vehicles have grown in popularity, certain large car and truck platforms (pick-up trucks) continue to be in demand and remain important as we look to maximize content and utilize our lean manufacturing program to continuously improve processes and increase productivity. One example is the Ford F-150, which continues to be a popular selling truck. Our overall content on the F-150 consists of the following products: engine mounts, transmission mounts, engine and transmission brackets (AVS products), appliqué, inner belts, outer belts, below belt brackets, body seals, door seals, glass runs, cutline seals, roof rail secondary seals, hood to radiator seals (sealing products), fuel tank bundle, fuel rails, chassis fuel bundle, brake line assemblies (fuel and brake products), radiator hose assemblies, heater hose assemblies, transmission oil cooler line assemblies (thermal management products) and engine emission tubes.

Through our extensive product portfolio, innovative solutions for emerging technology trends and broad global capabilities, we expect to continue winning new business across all major regions and automakers.

Developing systems solutions and other value-added products

We also believe that significant opportunities exist to grow by providing complete sub-systems, modules, and assemblies. As a leader in design, engineering, and technical capabilities, we are able to focus on improving products, developing new technologies, and implementing more efficient processes in each of our product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust, and noise. Our AVS products are a fundamental part of the driving experience and can be important to the vehicle quality and significantly improve ride and handling. Our fluid handling modules and sub-systems are designed to increase functionality and decrease cost to the OEM, which can be the deciding factor in winning new business.

To remain a leader in new product innovation, we will continue to invest in research and development and to focus on new technologies, materials and designs. We believe that extensive use of Design for Six Sigma and other development strategies and techniques has led to some of our most successful recent product innovations, including our ESP Thermoplastic Glassruns (Body & Chassis), a proprietary plastics-to-aluminum overmolding process (Fluid Handling), and our hydromounts (Body & Chassis). Examples of successful innovations include:

Vehicle Sealing:

•	Safe Seal

•	Four Sided Flush Glass Assembly

•	STRATLINK

•	Inner Door trim Module

Fuel & Brake:

•	Direct Injection Fuel Rail

•	Quick Connect with Integrated Sensor

Thermal Management:

•	Series IV Electric Cooling Pumps

•	3-Way and 4-Way Valves

Anti-Vibration Systems:

•	Hydro Body Mounts

•	Multi-State Mounts

Selectively pursuing complementary acquisitions and alliances

We intend to continue to selectively pursue acquisitions and joint ventures to enhance our customer base, geographic penetration, market diversity, scale, and technology. Consolidation is an industry trend and is encouraged by the OEMs’ desire for fewer supplier relationships. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence, and operational excellence. In addition, we believe joint ventures allow us to penetrate new markets with less relative risk and capital investment. We operate through several successful joint ventures, including those with Nishikawa Rubber Company, Zhejiang Saiyang Seal Products Co., Ltd. (“Saiyang Sealing”), Guyoung Technology Co. Ltd. (“Guyoung”), Hubei Jingda Precision Steel Tube Industry Co., Ltd. (“Jingda”), Shanghai Automotive Industry Corporation (“SAIC”) and Toyoda Gosei Co., Ltd. (“Toyoda Gosei”).

Focusing on operational excellence and cost structure

We will continue to intensely focus on the efficiency of our manufacturing operations and on opportunities to further reduce our cost structure. Our primary areas of focus are:

•

Identifying and implementing Lean initiatives throughout the Company. Our Lean initiatives are focused on optimizing manufacturing by eliminating waste, controlling cost, and enhancing productivity. Lean initiatives have been implemented at each of our manufacturing and design facilities and continue to be an important element in our disciplined approach to operational excellence.

•

Evaluating opportunities to relocate operations to lower-cost countries. We are supplementing our Western European operations with Central and Eastern European facilities to take advantage of lower operating costs and to more closely match our customers’ footprints for more efficient transport of parts. In addition, some components’ manufacturing has been moved to China and India, and we have expanded operations in Mexico.

•

Consolidating facilities to reduce our cost structure. Our restructuring efforts are primarily undertaken to streamline our global operations. We will continue to take a disciplined approach to evaluating opportunities that would improve our efficiency, profitability, and cost structure.

•

Maintaining flexibility in all areas of our operations. Our operational capital needs are generally lower than many in the automotive industry. Our manufacturing machinery is movable from job-to-job providing us flexibility in adapting to market changes and serving customers.

Developing business in non-automotive markets

While the automotive industry will continue to be our core business, we supply other industries with products using our expertise and material compounding capabilities. An example is the technical rubber business, which develops and produces synthetic rubber products for a variety of industry applications ranging from aircraft flooring, commercial flooring, insulating sheets for power stations, non-slip step coverings, rubber for appliances and construction applications. The technical rubber business has several thousand elastomer compounds to draw from and can custom fit almost any application.

Products

We supply a diverse range of products on a global basis to a broad group of customers. Our two principal product lines are body and chassis products and fluid handling products, which are described below. The Company sells its body and chassis and fluid handling products through its two reportable segments, North America and International (covering Europe, South America and Asia). For information related to our reportable segments, please refer to Note 20 to the Consolidated Financial Statements. For the year ended December 31, 2009, body and chassis and fluid handling products accounted for 65% and 35% of sales, respectively. For the year ended December 31, 2008, body and chassis and fluid handling products accounted for 66% and 34% of sales, respectively. The top ten vehicle platforms we supply accounted for nearly 32% of sales in 2009, with the remainder derived from a multitude of sport-utility, light truck, and various classes of sedans and other vehicle platforms. Our principal product lines are described below:

Body & Chassis Products

We are a leading global supplier of automotive body sealing and AVS products. Body sealing products protect vehicle interiors from weather, dust and noise intrusion. AVS products isolate and reduce noise and vibration to improve ride and handling. Body sealing and AVS products lead to a better driving experience for all occupants. For the years ended December 31, 2009 and 2008, we generated approximately 65% and 66%, respectively, of total corporate revenue from the sale of body and chassis products (before corporate eliminations).

Body Sealing

Based on third party analysis, we are the leading global supplier of body sealing products to the automotive industry. We are known throughout the industry to be a leader in providing innovative design and manufacturing solutions for complex automotive designs.

Our body sealing products are comprised of ethylene propylene diene M-class rubber (EPDM)-(synthetic rubber) and thermoplastic elastomers (TPE). The typical production process involves: mixing of rubber compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding, and assembly.

Below is a description of our primary sealing products:

Product Category	Description
Dynamic Seals	Designed and used for areas of the vehicle in which a gap exists between the vehicle body and movable closures. The seals function to isolate cockpit occupants and engine components from exterior climate conditions such as wind noise and water, providing the occupants with an improved vehicle experience.

Door Seals: Sectional seal design that fits the door structure and body cabin to seal rain, dust, and noise from the occupants of vehicles.

Body Seals: Secondary seal used to provide further noise and aesthetic coverage of welt flanges on the vehicle body.

Hood Seals: Located on body flanges in the engine compartment protecting against water and dust penetration while also reducing engine and road noise in the vehicle cabin during high speed travel.

Trunk Lid and Lift Gate Seals: Located on body flanges in the truck or lift gate compartment offering protection against water and dust penetration.

Lower Door Seals/Rocker Seals: Offers protection in the “rocker” area against water and dust penetration. Reduces loud road noise entering the cabin during high speed driving.

Sunroof Seals: Creates a narrow sealing space and minimize resistance for the sunroof.

Product Category	Description
Static Seals

Designed for stationary areas of the vehicle body. The seals function to isolate cockpit occupants and engine components from exterior climate conditions such as wind noise and water for improved vehicle experience.

Belt Line Seal: Provides protection against water, dust and noise for driver and passenger door moveable glass.

Glass Run Assembly: Enables the movable door glass and door to form one surface, improving glass movement and sealing the vehicle cabin from the exterior environment.

Quarter Window Trim/Glass Encapsulation: Integral pillar moldings and decorative plastic or metal corner trims seal fixed quarter side glass windows.

Appliqués: Also referred to as greenhouse moldings, these seals act as an aesthetic covering for A, B and C pillars.

Convertible Seals	Sealing materials that combine compressibility with superior design for use on a convertible vehicle soft top weather sealing application.

Chassis

Based on third party analysis, we are one of the leading suppliers of AVS products in North America. We are known in North America for utilizing our advanced development and testing of AVS products and subsystems to provide innovative solutions.

Our AVS products include components manufactured with various types of rubber-natural rubber, butyl or EPDM in combination with stamped steel, aluminum or cast iron sub-components. Additionally, we supply brackets that are manufactured from stamped steel, aluminum or cast iron as individual final products. The typical production process for a rubber and metal product involves mixing of rubber compounds, metal preparation (cleaning and primer application), injection molding of the rubber and metals, final assembly, and testing as required based on specific products.

Below is a description of our primary chassis products:

Product Category	Description
Body/Cradle Mounts

Enable isolation of the interior cabin from the vehicle body reducing noise, vibration, and harshness.

Hydro Body Mounts: A body mount filled with fluid providing spring rate and damping performance that varies according to frequency and displacement of vibration. Conventional (non-hydro) mounts provide fixed response. Hydromounts can provide a more comfortable ride in a vehicle during idling or traveling.

Product Category	Description
Powertrain Mounts

Secures and isolates vehicle powertrain noise, vibration, and harshness from the uni-body or frame.

Transmission Mounts: Enables mounting of transmission to vehicle body while reducing vibration and harshness from the powertrain.

Torque Strut: Controls the fore and aft movement of transverse mounted engines within their compartment while isolating engine noise and vibration from the vehicle body.

Hydro Engine Mounts: This technology applies the same principles as the above mentioned hydro body mounts specific for an engine application.

Suspension

Allows flexibility in suspension components and eliminates AVS from entering the interior cabin.

Hydrobushing: Similar benefits to hydromounts; however, these are designed to be installed in a link or control versus a bracket attached to a vehicle.

Mass Damper: Developed to counteract a specific resonance at a specific frequency to eliminate undesirable vibration.

Fluid Handling Products

We are one of the leading global integrators of fluid subsystems and components that control, sense, and deliver fluids and vapors in motor vehicles. We believe we are the second largest global provider of fluid handling system products manufactured in our industry. We offer an extensive product portfolio and are positioned to serve our diverse customer base around the world. Utilizing our core competencies in thermal management, emissions management, and fuel delivery systems, we create the highest value for our global customers by engineering unique solutions that anticipate and exceed their needs through Design For Six Sigma (DFSS), seamless launches, Lean enterprise principles and key strategic alliances. For the years ended December 31, 2009 and 2008, we generated approximately 35% and 34% of total corporate revenue from the sale of fluid handling products (before corporate eliminations).

We support the green technology trend as our customers expand towards hybrids and alternative powertrains required to meet future fuel efficiency demands. We provide thermal management solutions that enhance hybrid and electric vehicle powertrain cooling systems and offer bio-fuel compatible materials for alternative fuel vehicles. Our products support improved fuel economy initiatives with lightweight, high performance plastic and aluminum materials that reduce weight and offer an improved value equation. We specialize in complete fuel system integration encompassing products from the fuel rail to the fuel tank lines. Our low permeation fuel lines meet and exceed LEV II (low emission vehicle) and PZEV (partial zero emission vehicle) emission standards. We support reduced emissions through the control of flow and temperature of exhaust gas.

Our fluid handling products are principally found in four major vehicle systems: thermal management; fuel and brake; emissions management; and power management. Below is a description of our primary fluid handling products:

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

Supplies and Raw Materials

Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage spikes in raw material prices. These actions include material substitutions, use of hedging and leveraging our global buy. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the most efficient use of materials through scrap reduction, as well as standardization of material specification to maximize leverage over a higher volume purchase.

The primary raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, and natural rubber.

Patents and Trademarks

We believe one of our competitive advantages is our application of technological innovation to customer challenges. We hold over 500 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing and Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. Our patents are grouped into two major categories: products, which relate to specific product invention claims for products which can be produced, and processes, which relate to specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one of them would materially affect our company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but they nonetheless provide significant competitive advantage and contribute to our global leadership position in various markets.

We also have technology sharing and licensing agreements with various third parties, including with Nishikawa Rubber Company, one of our joint venture partners in vehicle sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing, and engineering services on certain body sealing products we sell and have maintained a relationship for more than 35 years. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services.

We own or have licensed several trademarks that are registered in many countries, enabling us to protect and market our products worldwide. Key trademarks include StanPro® (aftermarket trim seals), SafeSeal™ (obstacle detection sensors), and Stratlink™ (proprietary TPV polymer).

Seasonality

Historically, sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry as lower production may prevail without the impact of seasonality. Historically, model changeover periods have typically resulted in lower sales volumes during July, August, and December. During these periods of lower sales volumes, profit performance is lower but working capital improves due to continuing collection of accounts receivable.

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our body and chassis products compete with Toyoda Gosei, Trelleborg, Tokai, Vibracoustic, Paulstra, Hutchinson, Henniges, Meteor, SaarGummi, and Standard Profil, among others. Our fluid handling products compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech and Pierburg Gustav Wahler, along with numerous smaller companies in this competitive market.

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

The ability for consumers to obtain financing is an important factor in the sale of new vehicles. Recently, the tightening of credit has put significant pressure on the industry, prompting a consolidation among OEMs and major shifts in product offerings and market share positions.

These developments have also led to a more challenging environment for automotive suppliers. The automotive supply industry is generally characterized by high barriers to entry, significant start-up costs, and long-standing customer relationships. Suppliers that have not reduced their overall cost structure and diversified relative to customer and geographic mix may be unable to compete in the future global industry as these structural changes take hold. Based on this, it is believed that industry consolidations will continue.

Customers

We are a leading supplier to the Detroit 3 in each of our product categories and are increasing our presence with European and Asian OEMs. During the year ended December 31, 2009, approximately 31%, 14%, 8%, 7% and 4% of our sales were to Ford, GM, Fiat, Volkswagen/Audi and Chrysler, respectively, as compared to 25%, 16%, 7%, 8% and 7% for the year ended December 31, 2008, respectively. Our other major customers include OEMs such as Renault/Nissan, PSA Peugeot Citroën, BMW, Daimler and various Indian and Chinese OEMs. We also sell products to Visteon/ACH, Toyota, Porsche, and through NISCO, Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.

Backlog

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

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ approximately 500 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of materials that can be recycled. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. We also devote considerable research and development resources into AVS, resulting in high value, state-of-the-art solutions for its customers. These activities are applied not only in our AVS product lines, but also in vehicle sealing (noise transmission isolation and abatement via vehicle windows and doors), fuel delivery systems (isolation of fuel injectors on fuel rails) and thermal management (noise and vibration free coolant pumps and valves).We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $77.2 million, $81.9 million, and $62.9 million in 2007, 2008, and 2009, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets such as China, Korea, and India, to acquire new customers and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with North American Manufacturers. For example, we have business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest in and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings, which built a manufacturing facility in Alabama that services Hyundai. In 2006, we finalized two joint venture agreements with Jingda, one of the largest tube manufacturers in China, to expand our presence in that country. As part of the acquisition of the MAPS business in 2007, we acquired a 47.5% equity interest in Shanghai SAIC-Metzeler Sealing Systems Co. Ltd., a joint venture with SAIC, which also owns a 47.5% equity interest, and Shanghai Qinpu Zhaotun Collective Asset Management Company, which owns the remaining 5% equity interest. This joint venture business is the leading manufacturer of automotive sealing products in China. Also, in 2007, we acquired a 74% equity interest in MAP India, a joint venture with Toyoda Gosei Co., Ltd., which owns the remaining 26% equity interest. MAP India is a leading manufacturer of automotive sealing products in India.

Geographic Information

In 2009, we generated approximately 47% of sales in North America, 40% in Europe, 6% in South America and 7% in Asia/Pacific. Approximately 27%, 14%, 11% and 9% of our sales were generated from our United States, German, Mexican and Canadian operations, respectively.

In 2008, we generated approximately 48% of sales in North America, 42% in Europe, 5% in South America and 5% in Asia/Pacific. Approximately 26%, 17%, 12% and 10% of our sales were generated from our United States, German, Canadian and Mexican operations, respectively.

In 2007, we generated approximately 61% of sales in North America, 31% in Europe, 5% in South America and 3% in Asia/Pacific. Approximately 34%, 15%, 13% and 12% of our sales were generated from our United States, Canadian, German and Mexican operations, respectively.

Employees

We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and international union agreements in 2009 and have several contracts set to expire in the next twelve months. As of December 31, 2009, approximately 35% of our employees were represented by unions and approximately 13% of our employees were union represented employees located in the United States.

As of December 31, 2009, we had approximately 17,800 full-time and temporary employees.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims, or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites, which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned and operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our businesses, results of operations, and financial condition. For example, while we are not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency, and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future.

Market Data

Some market data and other statistical information used throughout this Form 10-K is based on data available from CSM Worldwide, an independent market research firm. Other data is based on good faith estimates, which are derived from our review of internal surveys, as well as third party sources. Although we believe all of these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.

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

Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications and in filings made by the Company and the Debtors with the U.S. Bankruptcy Court for the District of Delaware. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business,” and in filings made by the Company with the Bankruptcy Court. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, no assurances can be made that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Form 10-K, including under Item 1A. “Risk Factors” and those described in filings made by us with the Bankruptcy Court.

Such risks and uncertainties and other important factors include, but are not limited to:

•	the effects of the Chapter 11 Cases on us;

•	the risks and uncertainties relating to approval by the Bankruptcy Court of the Amended Plan, the Amended Disclosure Statement and the New Equity Commitment Agreement;

•	the ability to obtain approval of motions in the chapter 11 proceedings from time to time;

•	the ability to maintain contracts and suppliers and customer relationships;

•	the ability to obtain exit financing;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	our dependence on the automotive industry;

•	availability and cost of raw materials;

•	our dependence on certain major customers;

•	competition in the automotive industry;

•	sovereign and other risks related to our conducting operations outside the United States;

•	the uncertainty of our ability to achieve expected cost reduction savings;

•	our exposure to product liability and warranty claims;

•	labor conditions;

•	our vulnerability to changes in interest rates;

•	our ability to meet customers’ needs for new and improved products in a timely manner;

•	our ability to attract and retain key personnel;

•	potential conflicts of interest between our owners and us;

•	our legal rights to our intellectual property portfolio;

•	our pension plans;

•	environmental and other regulations;

•	the possibility that our bankruptcy exit strategy will not be successful; and

•

other risks listed in the our filings with the SEC, including but not limited to the risks contained in this Form 10-K under Item 1A. “Risk Factors” and those described in filings made by the Company with the Bankruptcy Court.

The outcome of the Chapter 11 Cases is uncertain and subject to substantial risk. There can be no assurance that we will be successful in achieving our financial restructuring. There may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Form 10-K and other reports we file with the SEC and the date of any filings we make with the Bankruptcy Court and are expressly qualified in their entirety by the cautionary statements included herein and therein. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 1A.	Risk Factors

Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business and financial condition.

Risks Related to our Bankruptcy Filings

The Debtors filed for protection under chapter 11 of the Bankruptcy Code on August 3, 2009 and CSA Canada commenced bankruptcy proceedings on August 4, 2009.

During the Chapter 11 Cases and the Canadian Proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our bankruptcy. Risks and uncertainties associated with these proceedings include the following:

•	actions and decisions of our creditors and other third parties with interests in the proceedings, which may be inconsistent with our plans;
•	our ability to obtain court approval with respect to motions in the proceedings made from time to time;
•	our ability to develop, prosecute, confirm and consummate a chapter 11 plan of reorganization with respect to the proceedings;
•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to retain management and other key individuals;
•	our ability to retain the tax refunds relating to the pre-acquisition period; and
•

risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a chapter 11 plan of reorganization, to appoint a trustee under chapter 11 or to convert the Chapter 11 Cases into liquidations under Chapter 7 of the Bankruptcy Code.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and the Canadian Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from the proceedings, senior management will be required to spend significant amounts of time developing a comprehensive chapter 11 plan of reorganization, instead of concentrating exclusively on business operations. Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit or dispose of certain businesses. These proceedings and the development of a chapter 11 plan of reorganization may result in the sale or divestiture of assets or businesses, but there can be no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, exit or dispose of businesses may result in the recording of additional charges.

Because of the risks and uncertainties associated with the proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. There can be no assurance as to what values, if any, will be ascribed in the proceedings to our various pre-petition liabilities, common stock and other securities.

Our liquidity position imposes significant challenges to our ability to continue operations.

As global economic conditions have deteriorated, we have experienced significant pressure on our business, including our liquidity position. The Chapter 11 Cases and the Canadian Proceedings may increase this pressure. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with suppliers has become impaired. The terms of the trade credit received from suppliers has been reduced. If liquidity problems persist, suppliers could refuse to provide key products and services in the future. Our financial condition and results of operations, in particular with regard to our potential failure to meet debt obligations, may lead some customers to become reluctant to enter into long-term agreements with us. In addition to the cash requirements necessary to fund continuing operations, it is anticipated that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the Canadian Proceedings and the restructuring of our business operations.

We are currently conducting operations using borrowings from the DIP Credit Agreement. There can be no assurance that the amounts of cash from operations and amounts made available under the DIP Credit Agreement will be sufficient to fund our operations. In the event that cash flows and borrowings made under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, our operations would be adversely affected and we may not be able to continue as a going concern. For additional information on the DIP Credit Agreement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debtor-in-Possession Financing,” and Note 10. Debt—DIP Credit Agreement to our consolidated financial statements.

During the pendency of the Chapter 11 Cases and the Canadian Proceedings, our financial results may be unstable and may not reflect historical trends.

During the pendency of the Chapter 11 Cases and the Canadian Proceedings, our financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, our historical financial performance may not be indicative of our financial performance following the commencement of the Chapter 11 Cases and the Canadian Proceedings. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

We may not be able to obtain confirmation of the Amended Plan or any alternative chapter 11 plan of reorganization submitted for Bankruptcy Court approval.

In order to successfully emerge from Chapter 11 as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of, a feasible chapter 11 plan of reorganization. The Company and the other Debtors filed their Amended Plan with the Bankruptcy Court on March 26, 2010. The process of confirming the Amended Plan or an alternative chapter 11 plan of reorganization requires the Company and the other Debtors to meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, soliciting and obtaining creditor acceptances of the plan, and fulfilling other statutory conditions for confirmation. The Company and the other Debtors may not receive the requisite acceptances to confirm a plan. Even if the requisite acceptances of a plan of reorganization are received, the Bankruptcy Court may not confirm the plan. A dissenting holder of a claim against the Debtors may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the plan of reorganization if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the plan of reorganization “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the plan will not be less than the value of distributions such holders would receive if the Debtors were to be liquidated under chapter 7 of the Bankruptcy Code.

The Bankruptcy Court may determine that the Amended Plan or an alternative chapter 11 plan of reorganization does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If a plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors would be able to reorganize their businesses and what, if any, distributions holders of claims against it would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that the Debtors would have to liquidate their assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if the Debtors were to emerge as a viable, reorganized entity.

In addition, there can be no assurance that, once confirmed by the Bankruptcy Court, the Amended Plan or an alternative plan would become effective or would not be significantly delayed. If the conditions precedent to the effectiveness of a plan have not occurred and have not been waived as provided in a plan, such plan would be deemed null and void and the Company and the other Debtors could propose and solicit votes on an alternative chapter 11 plan of reorganization that may not be as favorable to holders of claims. In addition, a party may appeal the entry of a confirmation order by the Bankruptcy Court, which could prevent the confirmation order from becoming a final order for an extended period of time.

A chapter 11 plan of reorganization may result in the holders of the Notes receiving no distribution on account of their interests and cancellation of their Notes.

The ultimate recovery, if any, to the holders of the Notes and other interest holders will not be determined until confirmation of the Amended Plan or an alternative chapter 11 plan or plans of reorganization. Although we believe that the Amended Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion. No assurance can be given as to whether the Amended Plan or an alternate plan will be confirmed and what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Under the priority scheme established by the Bankruptcy Code, generally, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. A chapter 11 plan of reorganization could result in holders of the Notes receiving no distribution on account of their claims and cancellation of their existing Notes. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the plan. Accordingly, appropriate caution should be exercised with respect to existing and future investments in our securities as the value and prospects are highly speculative.

The Canadian Court may not extend the stay under the Canadian Proceedings or may not sanction the Canadian Plan and our Canadian subsidiary may be subject to involuntary liquidation.

There can be no assurance that the Canadian Court will extend the stay applicable to CSA Canada in connection with the Canadian Proceedings filed under Canada’s Companies’ Creditors Arrangement Act. The creditors of CSA Canada or others may cause the stay to be lifted, in which case CSA Canada could be petitioned into bankruptcy under the Bankruptcy and Insolvency Act (Canada) and liquidated on an involuntary basis, or they make seek the appointment of a receiver over CSA Canada.

In addition, there can be no assurance that the Canadian Court will sanction the plan of compromise or arrangement of CSA Canada, which was prepared and filed on March 12, 2010 in the Canadian Proceedings (the “Canadian Plan”), or that the conditions precedent to the Canadian Plan will be satisfied or waived. If the Canadian Plan is not sanctioned by the Canadian Court, or implemented in accordance with its terms, a restructuring of CSA Canada may not be implemented, which may delay or prevent the confirmation of the Amended Plan or an alternative chapter 11 plan of reorganization.

A long period of operating under Chapter 11 may harm our business.

A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.

Our DIP Credit Agreement imposes significant operating and financial restrictions on us, compliance or non-compliance with which could have a material adverse effect on our liquidity and operations.

Restrictions imposed by the terms of our DIP Credit Agreement could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the DIP Credit Agreement. These restrictions might limit our ability, subject to certain exceptions, to, among other things:

•	incur additional indebtedness and issue stock;

•	make prepayments on or purchase indebtedness in whole or in part;

•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•	make investments;

•	enter into transactions with affiliates on other than arm’s-length terms;

•	create or incur liens to secure debt;

•	consolidate or merge with another entity or allow one of our subsidiaries to do so;

•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•	incur dividend or other payment restrictions affecting subsidiaries;

•	engage in specified business activities; and

•	acquire facilities or other businesses.

In addition, the DIP Credit Agreement contains certain financial covenants that include (i) maintenance of a minimum amount of liquidity, (ii) limitations on the amount of capital expenditures and (iii) the achievement of a minimum amount of Consolidated EBITDA (as defined in the DIP Credit Agreement).

These limitations could have a material adverse effect on our liquidity and operations. If we fail to comply with the restrictions under the DIP Credit Agreement and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Credit Agreement, the lenders could declare outstanding borrowings and other obligations under the DIP Credit Agreement immediately due and payable. Our ability to comply with these restrictions may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. There can be no assurances that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on acceptable terms to us. In addition, additional waivers or amendments could substantially increase our cost of borrowing. If we are unable to comply with the terms of the DIP Credit Agreement, or if we fail to generate sufficient cash flow from operations, or if it became necessary to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement, a chapter 11 plan of reorganization.

Our DIP Credit Agreement requires us to generate sufficient cash to service our debt, which depends on numerous factors beyond our control.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations.

Our emergence from chapter 11 bankruptcy proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from the chapter 11 bankruptcy proceedings.

In connection with our chapter 11 bankruptcy proceedings, the discharge of a debt obligation by a taxpayer for an amount less than the recorded value generally creates cancellation of indebtedness (COD) income, which is excludable from a taxpayer’s taxable income. However certain tax attributes otherwise available and of value to a debtor will be reduced to the extent of the excludable COD income. Additionally, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership.

Our historical financial information may not be comparable to our financial information for periods following our emergence from bankruptcy.

If a chapter 11 plan of reorganization reflecting the Amended Plan or an alternative chapter 11 plan of reorganization is consummated, our financial condition and results of operations from and after such plans’ effective date may not be comparable to the financial condition or results of operations reflected in our historical financial statements, which among other effects, could limit investment in our securities.

Our restructuring may require us to apply fresh start accounting which could result in additional impairments in future periods.

As a result of our restructuring under chapter 11 of the Bankruptcy Code, our financial statements are subject to the accounting prescribed by ASC 852. Given that our Amended Plan provides, or an alternative chapter 11 plan of reorganization may provide, that our existing stockholders will end up with less than 50% of our voting shares after we emerge from chapter 11, we expect to apply “fresh–start accounting,” in which our assets and liabilities will be recorded at their estimated fair value using the principles of purchase accounting contained in ASC Topic 805, “Business Combinations,” with the difference between our estimated fair value and our identifiable assets and liabilities being recognized as goodwill. Any increase in the valuation of our long lived assets as a result of the application of those accounting principles could result in additional impairments in future periods.

Risks Related to our Business

We are highly dependent on the automotive industry, and a prolonged contraction in automotive sales and production volumes could have a material adverse affect on our results of operations and liquidity.

The great majority of our customers are OEMs and their suppliers. In 2009, the automotive industry was severely affected by the turmoil in the global credit markets and the economic recession in the U.S. and global economies. These conditions had a dramatic impact on consumer vehicle demand in 2009. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.6 million units. European light vehicle industry production declined by approximately 20% from 2008 levels to 16.3 million units.

The negative impact on our financial condition and results of operations could have negative effects on us under our DIP Credit Agreement by affecting our ability to comply with the covenants contained in our DIP Credit Agreement. An inability to comply with these covenants would require us to seek waivers or amendments of such covenants. There is no guarantee that such waivers or amendments would be obtained and, even if they were obtained, we would likely incur additional costs. An inability to obtain any such waiver or amendment could result in a breach and a possible event of default under our DIP Credit Agreement, which could allow the lenders thereunder to declare any amounts outstanding to be due and payable. There is no assurance that we would have sufficient funds to repay such obligations or that we could obtain alternative funding on terms acceptable to us.

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

The financial conditions of our customers, particularly the Detroit 3, may adversely affect our results of operations and financial condition.

Significantly lower global production levels, tightened liquidity and increased costs of capital have combined to cause severe financial distress among many of our customers and have forced those companies to implement various forms of restructuring actions. In some cases, these actions have involved significant capacity reductions, the discontinuation of entire vehicle brands or even reorganization under bankruptcy laws. Discontinuation of a brand can result in not only a loss of sales associated with any systems or components we supplied but also customer disputes regarding capital we expended to support production of such systems or components for the discontinued brand, and such disputes could potentially be resolved adversely to us.

In North America, Chrysler, Ford and GM have been engaged in unprecedented restructuring, which included, in the case of Chrysler and GM, reorganization under bankruptcy laws and subsequent asset sales. While portions of Chrysler and GM have successfully emerged from bankruptcy proceedings in the United States, it is still uncertain what portion of their respective sales will return and whether they can be viable at a lower level of sales.

A prolonged contraction in automotive sales and production volumes and the financial conditions of our customers could adversely affect the viability of our supply base.

Our supply base has also been adversely affected by the current industry environment. Lower global automotive production, turmoil in the credit markets and extreme volatility over the past several years in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. In addition, several automotive suppliers have filed for bankruptcy protection or have ceased operations. While we have developed and implemented strategies to mitigate these factors, these strategies have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions could adversely affect our financial condition, operating results and cash flows, thereby making it more difficult for us to make payments under our indebtedness.

A further material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity as well as on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Declines in automotive sales and production in the second half of 2008 and into 2009 lead to our focused efforts, which are ongoing, to restructure our business and take other actions in order to reduce costs. There is no assurance that our actions to date will be sustainable over the long term or will be sufficient if there is further decline. In addition, if lower levels of sales and production are forecasted, non-cash impairment charges could result as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations could be adversely affected by further declines in vehicle production. Production levels in Europe and North America, most notably, affect us given our concentration of sales in those regions, which accounted for 40% and 47%, respectively, of our 2009 sales.

In addition, if our suppliers were to reduce normal trade credit terms as the result of any decline in our financial condition our liquidity could also be adversely impacted. Likewise, our liquidity could also be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. If either of these situations occurs, we may need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.

As a result of the above factors, further material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences, which could adversely impact their results of operations and liquidity. If a supplier’s viability was challenged, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments.

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could continue to negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the general lack of liquidity continue to adversely impact the availability and cost of incremental credit for many companies, including us, and may adversely affect the availability of credit already arranged including, in our case, credit already arranged under our DIP Credit Agreement. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive industry. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If required capital is not obtained or its cost is prohibitively high, their businesses would be negatively impacted, which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business, either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of our suppliers’ inability to perform.

We could be adversely affected by any shortage of supplies.

In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the cost of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the turbulence in the automotive industry, several suppliers have initiated bankruptcy proceedings or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

Escalating pricing pressures from our customers may adversely affect our business.

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Price reductions have impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations.

We may be at risk of not being able to meet significant increases in demand.

If demand increases significantly from what has been a historical low for production over the last two years, we may have difficulty meeting such demand, particularly if such demand increases occur rapidly. This difficulty may include not having sufficient manpower or relying on suppliers who may not be able to respond quickly to a changed environment when demand significantly increases. In addition, as demand and volumes increase, we will need to purchase more inventory, which will increase our working capital needs. If our working capital needs exceed our cash flows from operations, we will be required to use our cash balances and available borrowings under our DIP Credit Agreement or any future credit agreement to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Increasing costs for, or reduced availability of, manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 45% of our total costs in 2009. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Although raw material costs have recently moderated, these costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.

Because we purchase various types of raw materials and manufactured components, we may be materially and adversely affected by the failure of our suppliers of those materials to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability of raw materials, such as steel and natural rubber, destruction of their facilities or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

We consider the production capacities and financial condition of suppliers in our selection process and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

We could be adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors for most of the products offered by our company and numerous smaller competitors. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Korea and China, especially for certain lower-technology noise, vibration and harshness control products that have physical characteristics that make long-distance shipping more feasible and economical. We may not be able to continue to compete favorably, and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 18 countries, and we export to several other countries. In 2009, approximately 73% of our sales originated outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	changes in laws and regulations, including the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	unsettled political conditions and possible terrorist attacks against American interests.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit risks of local customers and distributors. Also, the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States, due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign joint venture partners.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could harm our business, results of operations and financial condition.

Our sales outside the United States expose us to currency risks. During times of a strengthening U.S. dollar, at a constant level of business, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Given the volatility of exchange rates, we may not be able to manage our currency transaction and translation risks effectively, or volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations.

Our Lean manufacturing and other cost savings plans may not be effective.

Our operations strategy includes cutting costs by reducing product errors, inventory levels, operator motion, overproduction and waiting while fostering the increased flow of material, information and communication. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level anticipated by management. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected. Moreover, the implementation of cost saving plans and facilities integration may disrupt our operations and performance.

Our business would be materially and adversely affected if we lost any of our largest customers.

In 2009, sales to our three largest customers on a worldwide basis represented approximately 58% of our sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products, there could be a material adverse affect on our business, results of operations and financial condition.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Our costs associated with providing product warranties could be material. Product liability, warranty and recall costs may have a material adverse effect on our business, results of operations and financial condition.

Work stoppages or similar difficulties could disrupt our operations.

As of December 31, 2009, approximately 35% of our employees were represented by unions, and approximately 13% of our employees were union represented employees located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have an adverse effect on our profitability. We may be subject to work stoppages and may be affected by other labor disputes. Additionally, a work stoppage at one or more of our customers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We may be unable to develop new products as successfully as in the past or to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition and results of operations could be materially adversely affected.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our key employees. The severe down-turn in the automotive industry may add additional pressure to our ability to retain key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2009, our $270.8 million projected benefit obligation (“PBO”) for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $186.6 million, by $84.2 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $77.6 million as of December 31, 2009. The PBO for other postretirement benefits (“OPEB”) was $69.4 million as of December 31, 2009. Our estimated funding requirement for pensions and OPEB during 2010 is approximately $18.4 million. Net periodic pension costs for U.S. and international plans, including pension benefits and OPEB, were $18.9 million and $14.4 million for the years ended December 31, 2008 and 2009, respectively. See Item 8. “Financial Statements and Supplementary Data,” in particular, Note 11, Pensions, and Note 12, Postretirement Benefits Other Than Pensions, to our consolidated financial statements.

We are subject to a broad range of environmental, health, and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines and civil or criminal sanctions, third party property or natural resource damage, personal injury claims, or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites, which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault, on potentially responsible parties for the entire cost of cleanup at currently or formerly owned and operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations and financial condition. For example, while we are not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future. For more information about our environmental compliance and potential environmental liabilities, see Item 1. “Business—Environmental.”

If our acquisition strategy is not successful, we may not achieve our growth and profit objectives.

We may selectively pursue complementary acquisitions in the future as part of our growth strategy. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. Our ability to make investments may also be limited by the terms of our existing or future financing arrangements (including our DIP Credit Agreement). In addition, any acquisitions we make will be subject to all of the risks inherent in an acquisition strategy, including integrating financial and operational reporting systems, establishing satisfactory budgetary and other financial controls, funding increased capital needs and overhead expenses, obtaining management personnel required for expanded operations, and funding cash flow shortages that may occur if anticipated sales are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2009, our operations were conducted through 75 facilities in 18 countries, of which 66 are manufacturing facilities and nine are used for multiple purposes, including design, engineering and administration. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our property holdings by geographic region:

Region	Type	Total Facilities	Owned Facilities
North America	Manufacturing Other(a)(b)	27 5	23 —

Asia	Manufacturing Other(b)	15 2	7 —

Europe	Manufacturing Other(b)	19 3	16 1

South America	Manufacturing Other(b)	2 1	1 —

Australia	Manufacturing	1	1

(a)	Includes Nishikawa Standard Company (“NISCO”) joint venture operations.
(b)	Includes design, engineering or administrative locations.

The Company’s global locations, and the number of facilities in each country with more than one facility, are as follows:

Americas	Europe	Asia Pacific

Brazil

Camaçari

Varginha

Sao Paulo(a)

Canada

Georgetown, ON

Glencoe, ON

Mitchell, ON

Stratford, ON (3)

Mexico

Aguascalientes

Atlacomulco

Guaymas

Juarez

Saltillo

Torreon (2)

USA

Auburn, IN

Auburn Hills, MI(a)

Bowling Green, OH (2)

Bremen, IN(b)

East Tawas, MI

Fairview, MI

Farmington Hills, MI(a)

Gaylord, MI

Goldsboro, NC (2)

Leonard, MI

Mt. Sterling, KY

New Lexington, OH

Novi, MI(a)

Oscoda, MI

Spartanburg, SC

Surgoinsville, TN

Topeka, IN(b)

Belgium

Gent

Czech Republic

Zdar

France

Argenteuil(a)

Baclair

Creutzwald

Lillebonne

Vitré

Germany

Grünberg

Hockenheim

Lindau

Mannheim

Schelklingen

Netherlands

Amsterdam(a)

Italy

Battipaglia

Ciriè

Poland

Bielsko-Biala

Dzierzoniow (2)

Myslenice

Piotrkow

Spain

Getafe(d)

United Kingdom

Coventry(a)

Australia

Adelaide(c)

China

Changchun(b)

Chongqing

Huai-an(b)

Jingzhou (b)

Kunshan

Panyu(b)

Shanghai(b)

Wuhu

India

Chennai

Dharuhera

Ghaziabad (b)

Gurgaon(b)

Pune

Japan

Hiroshima(a) (b)

Nagoya(a)

Korea

Cheong-Ju

Seo-Cheon

(a)	Denotes non-manufacturing locations, including design, engineering or administrative locations.
(b)	Denotes a joint venture facility.
(c)	Denotes a location closed in 2009.
(d)	Denotes a location scheduled to be closed in 2010.

We have granted the lenders under our DIP Credit Agreement a mortgage on substantially all of our properties located in the United States and certain other properties located outside the United States.

Item 3.	Legal Proceedings

We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably for us. A reserve estimate is established for each matter and updated as additional information becomes available. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our business, financial condition or results of operations.

On August 3, 2009, the Debtors filed the Chapter 11 Cases and on August 4, 2009 CSA Canada commenced the Canadian Proceedings. For a further discussion of these matters, see Item 1. “Business—Bankruptcy Cases”. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or the Canadian Proceedings or their effect on our business.

In general, all pending litigation involving the Debtors and CSA Canada was stayed upon the filing of the Chapter 11 Cases and the Canadian Proceeding, respectively.

The Company, CSA U.S. and CSA Canada (collectively, the “Defendants”) were named as defendants in an adversary proceeding (Case No. 09-52014 (PJW)) initiated by Cooper Tire & Rubber Company and Cooper Tire Rubber & Company UK Limited (together, “CTR”) in the Bankruptcy Court on August 19, 2009 (the “CTR Adversary Proceeding”). CTR’s complaint had sought a declaratory judgment that CTR was entitled to a portion of the CAD$80 million tax refund received by CSA Canada from the Canadian government on July 27, 2009 and a portion of all future refunds received by CSA Canada, in each case relating to the period prior to the Company’s 2004 Acquisition. CTR also sought imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000 through 2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against CSA Canada in the Chapter 11 Cases and ordering all income tax refunds received by CSA Canada after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, CSA U.S. and CSA Canada. In connection with the CTR Adversary Proceedings, the Defendants, CTR and the Creditors’ Committee entered into an Agreement Concerning Terms and Conditions of a Compromise and Settlement, dated March 17, 2010 (the “CTR Settlement Agreement”). Under the terms of the CTR Settlement Agreement, which is subject to Bankruptcy Court approval, CTR agreed to dismiss its complaint in the Bankruptcy Court with prejudice and claim no further entitlement to the tax refunds. The Defendants agreed to, among other things, (i) pay CTR approximately $17.6 million in cash and (ii) to obtain a release of CTR’s obligations in connection with a guarantee of one of the Company’s leases or, alternatively, provide a letter of credit in favor of CTR, in the initial amount of $7 million (but declining by $1 million per year for seven years) to reimburse CTR for any amounts that it is required to pay the Company’s landlord on account of such guarantee. The Defendants and CTR have also granted general mutual releases to each other with respect to claims and liabilities under the purchase agreement governing the 2004 Acquisition and other claims and liabilities, subject to certain exceptions relating to certain continuing indemnification obligations. As noted above, the effectiveness of the CTR Settlement Agreement is subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing on April 15, 2010 to consider the settlement.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Equity interests in Cooper-Standard Holdings Inc. consist of shares of its common stock, $0.01 par value per share. Cooper-Standard Holdings Inc. has been a privately held entity since its formation and no trading market exists for its common stock. At December 31, 2009, 3,482,612 shares of its common stock were issued and outstanding. As of that date, there were 21 holders of record of Cooper-Standard Holdings Inc.’s common stock.

Cooper-Standard Holdings Inc. has never paid or declared a dividend. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Under the terms of our DIP Credit Agreement and applicable bankruptcy law, we may not pay dividends on our common stock while we are in bankruptcy. In addition, any future financing arrangements we may enter into will also limit or prohibit the payment of cash or other dividends on our common stock unless the lenders to such agreements consent. The following table presents all stock-based compensation plans of the Company at December 31, 2009:

Compensation Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Options and Warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	195,017	$102.77	228,598
Equity compensation plans not approved by security holders	—	—	—

Total	195,017	$102.77	228,598

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm.

The audited consolidated financial statements as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009 are included elsewhere in this Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(dollars in millions)
Statement of operations
Sales	$1,827.4	$2,164.3	$2,511.2	$2,594.6	$1,945.3
Cost of products sold	1,550.2	1,832.1	2,114.1	2,260.1	1,679.0

Gross profit	277.2	332.2	397.1	334.5	266.3
Selling, administration, & engineering expenses	169.7	199.8	222.1	231.7	199.5
Amortization of intangibles	28.2	31.0	31.9	31.0	15.0
Impairment charges	—	13.2	146.4	33.4	363.5
Restructuring	3.0	23.9	26.4	38.3	32.4

Operating profit (loss)	76.3	64.3	(29.7)	0.1	(344.1)
Interest expense, net of interest income	(66.6)	(87.2)	(89.5)	(92.9)	(64.3)
Equity earnings	2.8	0.2	2.2	0.9	4.0
Reorganization items, net	—	—	—	—	(17.4)
Other income (expense)	(0.1)	7.9	(0.5)	(1.4)	9.9

Income (loss) before income taxes	12.4	(14.8)	(117.5)	(93.3)	(411.9)
Provision for income taxes (benefit)	2.4	(7.3)	32.9	29.3	(55.7)

Consolidated net income (loss)	10.0	(7.5)	(150.4)	(122.6)	(356.2)
Add: Net loss (income) attributable to noncontrolling interests	(1.2)	(0.9)	(0.6)	1.1	0.1

Net income (loss) attributable to Cooper-Standard Holdings Inc.	8.8	(8.4)	(151.0)	(121.5)	(356.1)

Statement of cash flows data
Net cash provided (used) by:
Operating activities	113.0	135.9	185.4	136.5	130.0
Investment activities	(133.0)	(281.8)	(260.0)	(73.9)	(45.5)
Financing activities	(7.2)	147.6	55.0	14.1	166.1

Other financial data
Capital expenditures	54.5	82.9	107.3	92.1	46.1

Balance sheet data
Cash and cash equivalents	62.2	56.3	40.9	111.5	380.3
Net working capital (1)	162.9	212.1	249.8	154.5	240.8
Total assets	1,734.2	1,911.4	2,162.3	1,818.3	1,737.4
Total non-current liabilities	1,112.8	1,256.1	1,351.6	1,346.9	263.9
Total debt (2)	902.5	1,055.5	1,140.2	1,144.1	204.3
Liabilities subject to compromise	—	—	—	—	1,261.9
Equity (deficit)	$317.3	$324.0	$276.8	$19.7	$(306.5)

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $175.0 million of borrowings under our DIP Credit Agreement, $0.8 million in capital leases, and $28.5 million of other third-party debt at December 31, 2009.
(3)	Due to the implementation of ASC Topic 810, “Consolidation,” certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A.“ Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6.“ Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

Basis of Presentation

The financial information of the Company included in this Form 10-K represents our consolidated financial position as of December 31, 2008 and 2009 and our consolidated results of operations and cash flows for the years ended December 31, 2007, 2008 and 2009 and reflects the application of purchase accounting.

Company Overview

We design, manufacture and sell body sealing, AVS and fluid handling components, systems, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2009, approximately 80% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 20% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to price, quality, service, performance, design and engineering capabilities, innovation and timely delivery. Importantly, we believe our continued commitment to investment in our design and engineering capability, including enhanced computerized software design capabilities, is important to our future success, and many of our present initiatives are designed to enhance these capabilities. In addition, in order to remain competitive we must also consistently achieve and sustain cost savings. In an effort to continuously reduce our cost structure, we seek to identify and implement “Lean” initiatives, which focus on optimizing manufacturing by eliminating waste, controlling cost and enhancing productivity and we evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our Lean initiatives.

Our OEM sales are principally generated from purchase orders issued by OEMs and as a result we have no order backlog. Once selected by an OEM to supply products for a particular platform, we typically supply those products for the life of the platform, which is normally six to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

We provide parts to virtually every major global OEM for use on a multitude of different platforms. However, we generate a significant portion of our sales from Ford Motor Company (“Ford”), “GM” (defined as General Motors Corporation combined with General Motors Company) and “Chrysler” (defined as Chrysler LLC combined with Chrysler Group LLC (collectively, the “Detroit 3”). For the year ended December 31, 2009, our sales to Ford, GM and Chrysler comprised approximately 31%, 14% and 4% of our sales, respectively, or 49% in the aggregate of our sales. Consequently, any significant reduction of our sales to, or the loss of any one of, the Detroit 3 or any significant reduction in the market shares of the Detroit 3 could have a material adverse effect on our financial results.

In the year ended December 31, 2009, approximately 47% of sales were generated in North America while approximately 53% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the U.S., Canadian and Western European markets. This is due to the potential for currency volatility, high interest, inflation rates, and the general political and economic instability that are associated with these markets.

Bankruptcy Cases

On August 3, 2009, Cooper-Standard Holdings Inc. and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 14, 2009, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases. On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (“CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than CSA Canada) and continue to operate in the ordinary course of business.

Following the Debtors’ entry into a Commitment Agreement (the “New Equity Commitment Agreement”) with certain holders (the “New Backstop Parties”) of the Company’s 7% Senior Notes due 2012 (the “Senior Notes”) and 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”) on March 19, 2010, the Debtors filed with the Bankruptcy Court on March 20, 2010 a First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010, the “Amended Plan”) and an accompanying Disclosure Statement (as amended by the First Amended Disclosure Statement, dated March 26, 2010, the “Disclosure Statement”). The Disclosure Statement and the New Equity Commitment Agreement were approved by the Bankruptcy Court on March 26, 2010. The New Equity Commitment Agreement and the Amended Plan provide for a backstopped equity rights offering and the purchase of new common stock and new preferred stock of the Company by the New Backstop Parties (as described below), with aggregate proceeds to the Company of $355 million, that would unimpair the claims under the Pre-Petition Credit Agreement and the Senior Notes and improve the recovery to the holders of the Senior Subordinated Notes. The New Equity Commitment Agreement is subject to certain customary conditions, including, among other things, confirmation of the Amended Plan. Under the Amended Plan, holders of Senior Notes will receive payment in full, in cash, provided that certain of the New Backstop Parties have each agreed to forgo their right as holders of Senior Notes to receive payment in full, in cash, and in lieu thereof, have agreed to accept their pro rata share of 20.95% of the new common stock of the Company. In addition, holders of Senior Subordinated Notes will receive a distribution of 8% of the new common stock of the Company and warrants to acquire an additional 3% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share, and eligible noteholders of Senior Subordinated Notes will receive rights to purchase 39.6% of the new common stock of the Company pursuant to the rights offering at a subscription price of $21.54 per share. In addition, the New Backstop Parties have agreed to purchase 11.75% of the new common stock of the Company at a price per share of $27.07 and 1,000,000 shares of new preferred stock of the Company at a price per share of $100.00 and will receive warrants to acquire an additional 7% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share. Confirmation of the Amended Plan is subject to the satisfaction of numerous conditions, including, among other things, consummation of the rights offering and entry into a new secured debt agreement and a new secured working capital facility. For more information on the Chapter 11 Cases, the Canadian Proceedings and the Amended Plan, the Disclosure Statement, the New Equity Commitment Agreement and the transactions contemplated thereby, see Item 1. “Business-Bankruptcy Cases” and Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code” to our consolidated financial statements.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and, in 2009, government incentives such as “cash for clunkers” and tax incentives. The severe global financial crisis that started in the second half of 2008 and continued throughout 2009 has reduced vehicle demand to historic lows putting severe financial stress on the entire automotive industry.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. However, the financial crisis and difficult industry environment is expected to result in significant consolidation among suppliers. The full impact of these consolidations has yet to be determined as the process is on-going.

OEMs have shifted some research and development, design and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components, and to provide value added solutions under more stringent time frames.

Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. These pricing and market pressures, along with the current financial crisis, will continue to drive our focus on reducing our overall cost structure through lean initiatives, capital redeployment, restructuring and other cost management processes.

In addition to the cost-reduction actions we have taken through the year ended December 31, 2009, which are described under “—Restructuring,” on March 26, 2009, we announced the implementation of a comprehensive plan involving the discontinuation of our global product line operating divisions, formerly called the Body & Chassis Systems division and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. We now operate from two divisions, North America and International (covering Europe, South America and Asia). This new operating structure allows us to maintain our full portfolio of global products and provide unified customer contact points, while better managing our operating costs and resources in severe industry conditions. Our new operating structure resulted in a reduction in our worldwide salaried workforce by approximately 20%.

In the year ended December 31, 2009, our business was negatively impacted by reduced OEM production volumes as a result of severe negative macroeconomic conditions, disruptions in the financial markets which limited access to credit, a significant decline in the demand for and production of passenger cars and light trucks and a deterioration in the financial conditions of certain of our customers, all of which led to the bankruptcy filings of Chrysler and GM. According to CSM Worldwide, actual North American light vehicle production volumes in 2009 were 8.6 million compared to 12.6 million in 2008, a decline of approximately 32%, and European light vehicle production volumes in 2009 were 16.3 million compared to 20.5 million in 2008, a decline of approximately 20%. Additionally, we continued to experience significant pricing pressure from our customers in the face of the significant volume declines. Our performance in 2009 has been, and will continue to be, impacted by changes in light vehicle production volumes, platform mix, customer pricing pressures and the cost of raw materials.

Results of Operations

	For the Year Ended December 31,
	2007	2008	2009
	(dollars in thousands)
Sales	$2,511,153	$2,594,577	$1,945,259
Cost of products sold	2,114,039	2,260,063	1,678,953

Gross profit	397,114	334,514	266,306
Selling, administration, & engineering expenses	222,134	231,709	199,552
Amortization of intangibles	31,850	30,996	14,976
Impairment charges	146,366	33,369	363,496
Restructuring	26,386	38,300	32,411

Operating profit (loss)	(29,622)	140	(344,129)
Interest expense, net of interest income	(89,577)	(92,894)	(64,333)
Equity earnings	2,207	897	4,036
Reorganization items, net	—	—	(17,367)
Other income (expense), net	(468)	(1,368)	9,919

Loss before income taxes	(117,460)	(93,225)	(411,874)
Provision (benefit) for income tax expense	32,946	29,295	(55,686)

Consolidated net loss	(150,406)	(122,520)	(356,188)
Add: Net (income) loss attributed to noncontrolling interests	(587)	1,069	126

Net loss attributable to Cooper-Standard Holdings Inc.	$(150,993)	$(121,451)	$(356,062)

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

Sales. Our sales decreased from $2,594.6 million in 2008 to $1,945.3 million in 2009, a decrease of $649.3 million, or 25.0%. The decrease resulted primarily from lower unit sales volume in both our North America (primarily the United States and Canada) and International (primarily Europe) segments. In addition, foreign currency exchange had a net unfavorable impact on sales of $110.8 million due to the relative strength of the dollar against other currencies (most notably the euro). Customer price concessions also contributed to our decrease in sales.

Gross Profit. Gross profit decreased $68.2 million from $334.5 million in 2008 to $266.3 million in 2009. As a percentage of sales, gross profit increased to 13.7% of sales in 2009 as compared to 12.9% of sales in 2008. The decrease in gross profit resulted primarily from reduced North America and Europe volume, and unfavorable product mix. The increase in gross profit margin is primarily the result of the favorable impact of management actions and various cost saving initiatives, partially offset by the lower volume.

Selling, Administration, and Engineering. Selling, administration, and engineering expenses decreased $32.2 million to $199.6 million for the year ended December 31, 2009 compared to $231.7 million for the year ended December 31, 2008. This decrease is due primarily to the favorable impact of various cost saving initiatives and management actions.

Operating Profit (Loss). Operating loss in 2009 was $344.1 million compared to an operating profit of $0.1 million in 2008. This decrease is primarily due to the impairment charges of $363.5 million in 2009 compared to $33.4 million in 2008, reduced volumes and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Impairment Charges. In 2009, we recorded a goodwill impairment charge of $157.2 million and impairment charges of $202.4 million related to certain intangible assets and $3.8 million related to certain fixed assets within our North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill, other intangible assets and certain fixed assets. Such events included: (a) the chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs by both Chrysler and GM; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its Sponsors, senior secured lenders and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results; (f) an analysis of whether the Company would meet its financial covenants for the past quarter; and (g) negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

In 2008, we recorded a goodwill impairment charge of $23.1 million in our International segment. This charge resulted from the weakening global economy, the global decline in vehicle production volumes and changes in product mix. Also, in 2008 we recorded intangible impairment charges of $3.9 million related to certain technology in our North America segment. Based on a discounted cash flow analysis it was determined that the historical cost of these intangible assets exceeded their fair value and impairment charges were recorded. Also, in 2008 we recorded fixed asset impairment charges of $6.4 million in our North America and International segments.

Interest Expense, net. The decrease in interest expense of $28.6 million in 2009 resulted primarily from the cessation of recording interest expense on our debt obligations that are in default, decreased interest rates and decreased term loan balances.

Other Income (Expense). Other income was $9.9 million in 2009 as a result of foreign currency gains of $4.5 million and gains on debt repurchases of $9.1 million, partially offset by the loss on the sale of receivables of $1.2 million and losses on interest rate swaps of $2.4 million. Other expense of $1.4 million in 2008 was primarily a result of foreign currency losses of $0.9 million and a loss on the sale of receivables of $2.2 million, partially offset by gains on debt repurchases of $1.7 million.

Provision for Income Tax Expense (Benefit). Income taxes in 2008 included an expense of $29.3 million for an effective tax rate of 31.4% as compared to an income tax benefit of $55.7 million for an effective tax benefit rate of 13.5% in 2009. The effective tax benefit rate in 2009 differs from the statutory tax rate primarily as a result of the nondeductible nature of the goodwill impairment charge, the valuation allowances recorded on tax losses and credits generated in the United States and certain foreign jurisdictions, the benefit related to the settlement of a bi-lateral advanced pricing agreement, the distribution of income between the United States and foreign sources and other non-recurring discrete items.

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

Sales. Our sales increased from $2,511.2 million in 2007 to $2,594.6 million in 2008, an increase of $83.4 million, or 3.3%. The increase resulted primarily from the full twelve months impact of the MAPS, El Jarudo and MAP India acquisitions and favorable foreign exchange rates of $70.6 million, partially offset by lower volume. In our North America segment, our sales decreased by $282.0 million primarily due to lower unit sales volume, partially offset by $6.0 million of favorable foreign currency translation. In our International segment, sales increased by $365.4 million primarily due to a combination of factors including the acquisition of MAPS and MAP India, a $64.6 million favorable impact from foreign currency translation and higher unit sales volumes, partially offset by customer price concessions.

Gross Profit. Gross profit decreased $62.6 million from $397.1 million in 2007 to $334.5 million in 2008. As a percentage of sales, gross profit decreased to 12.9% of sales in 2008 as compared to 15.8% of sales in 2007. This decrease resulted primarily from reduced North America volume and unfavorable product mix.

Operating Profit (Loss). Operating profit in 2008 was $0.1 million compared to an operating loss reported in 2007 of $29.6 million. This increase is primarily due to the impairment charges of $146.4 million in 2007 compared to $33.4 million in 2008, partially offset by reduced volumes, increased material costs and unfavorable foreign exchange.

Impairment Charges. In 2008, we recorded a goodwill impairment charge of $23.1 million in our International segment. This charge resulted from the weakening global economy, the global decline in vehicle production volumes and changes in product mix. Also, in 2008 we recorded intangible impairment charges of $3.9 million related to certain technology in our North America segment. Based on a discounted cash flow analysis it was determined that the historical cost of these intangible assets exceeded their fair value and impairment charges were recorded. Also, in 2008 we recorded fixed asset impairment charges of $6.4 million in our North America and International segments.

In 2007 we recorded a goodwill impairment charge of $142.9 million and a $3.5 million charge related to the impairment of certain intangible assets within our North America segment. These charges resulted from projected declines in anticipated production volumes and a change in the production mix for certain key platforms in North America since our 2004 acquisition as well as the impact of increases in material costs and customer price concessions in North America.

Interest Expense, net. Interest expense increased by $3.3 million in 2008 primarily due to increased indebtedness resulting from the acquisition of MAPS and increased short-term borrowings.

Other Expense. Other expense of $1.4 million in 2008 was primarily a result of foreign currency losses of $0.9 million and a loss on the sale of receivables of $2.2 million, partially offset by gains on debt repurchases of $1.7 million. Other expense of $0.5 million in 2007 was primarily a result of foreign currency losses.

Provision for Income Tax Expense (Benefit). Income taxes in 2007 included an expense of $32.9 million for an effective tax rate of 28.0% as compared to income tax expense of $29.3 million for an effective tax rate of 31.4% in 2008. The effective tax rate in 2008 differs from the statutory tax rate primarily as a result of the nondeductible nature of the goodwill impairment charge, the valuation allowances recorded on tax losses and credits generated in the United States and certain foreign jurisdictions, the write-off of deferred tax assets in the United Kingdom, the distribution of income between the United States and foreign sources and other non-recurring discrete items. The effective tax rate in 2007 differs from the statutory tax rate primarily as a result of the nondeductible nature of the goodwill impairment charge, the valuation allowances recorded on tax losses and credits generated in the United States, the tax rate changes enacted during 2007 in the Czech Republic, Canada, Germany, Spain and the United Kingdom resulting in additional expense related to the impact of deferred taxes recorded in those jurisdictions, the distribution of income between the United States and foreign sources and other non-recurring discrete items.

Segment Results of Operations

During 2007, we began reporting our operating results in the following three business segments: Body & Chassis Systems, Fluid Systems and Asia Pacific. The Body & Chassis Systems segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid Systems segment consisted primarily of subsystems and components that direct, control, measure and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis Systems and Fluid Systems operations in that region with the exception of our interest in a joint venture in China, which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis Systems segment, which was in line with the internal management structure at the time. We continued to report our operating results in three business segments for all of 2008 and the first quarter of 2009.

On March 26, 2009, we announced the implementation of a plan involving the discontinuation of our Body & Chassis Systems and Fluid Systems segments and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, our operating structure as well as our reporting segments changed. As a result, we revised our segment disclosure beginning with the second quarter of 2009 from three reportable segments to the following two reportable segments, North America and International (comprising all of our operations outside of North America). Prior periods presented in this Annual Report on Form 10-K have been recast to conform to the current period presentation.

The following table presents sales and segment loss for each of our reportable segments for the years ended December 31, 2007, 2008 and 2009:

	For the Year Ended December 31,
	2007	2008	2009
	(dollars in thousands)
Sales
North America	$1,526,458	$1,244,423	$910,306
International	984,695	1,350,154	1,034,953

	$2,511,153	$2,594,577	$1,945,259

Segment loss
North America	$(86,723)	$(36,662)	$(246,015)
International	(30,737)	(56,563)	(165,859)

	$(117,460)	$(93,225)	$(411,874)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

North America. Sales decreased $334.1 million, or 26.8%, primarily due to lower sales volume of $302.4 million and unfavorable foreign exchange of $23.4 million. Segment loss increased by $209.4 million primarily due to the increased impairment charges of goodwill, intangibles and fixed assets of $234.9 million, lower sales volume and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

International. Sales decreased $315.2 million, or 23.3%, primarily due to lower sales volume of $225.6 million and unfavorable foreign exchange $87.4 million. Segment loss increased by $109.3 million primarily due to the increased impairment charges of goodwill, intangibles and fixed assets of $95.2 million, lower sales volume and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

North America. Sales decreased $282.0 million, or 18.5%, primarily due to lower sales volume, partially offset by favorable foreign exchange of $6.0 million. Segment loss decreased by $50.1 million as the result of a decrease of $138.5 million in impairment charges, offset by lower sales volumes and higher raw material costs in 2008.

International. Sales increased $365.5 million, or 37.1%, primarily due to the MAPS and MAP India acquisitions, favorable foreign exchange of $64.6 million, partially offset by lower sales volume. Segment loss increased by $25.8 million as the result of lower sales volume, unfavorable foreign exchange, impairment charges of $25.5 million and higher raw material costs, partially offset by the acquisitions.

Off-Balance Sheet Arrangements

As a part of our working capital management, we sell certain foreign receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of our underlying receivables and cash flow needs.

At December 31, 2009, we had $39.7 million of receivables outstanding under receivables transfer agreements entered into by various foreign locations. We incurred losses on the sale of the receivables in 2009 of $0.9 million, which is recorded in other income (expense) in our consolidated statements of operations. We are continuing to service receivables for one of the locations. These are permitted transactions under our DIP Credit Agreement. We are is also pursuing similar arrangements in various locations.

In addition, during the second quarter of 2009, we elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department. The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler and GM U.S. dollar receivables that are accepted into the program. In applying for the program, we selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. We have been designated by both Chrysler and GM as an eligible supplier. During the year ended December 31, 2009, we received payments of $8.9 million and incurred charges of $0.3 million which was recorded in other income (expense) in our consolidated statements of operations.

As of December 31, 2009, we had no other material off-balance sheet arrangements.

At December 31, 2008, we had $43.5 million of receivables outstanding under receivable transfer agreements entered into by various foreign locations. We incurred losses on the sale of the receivables for the year ended December 31, 2008 of $2.2 million, which was recorded in other income (expense) in our consolidated statements of operations.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

As a result of the Chapter 11 Cases and the Canadian Proceedings and the circumstances that led to them, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the Chapter 11 Cases and the Canadian Proceedings, we expect that our primary sources of liquidity will be cash flows from operations and borrowings made under our DIP Credit Agreement. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and the Canadian Proceedings and expect to continue to incur significant professional fees and costs. There can be no assurance that the amount of cash available from operations, together with borrowings made under our DIP Credit Agreement, will be sufficient to fund our operations, including during the period of time prior to a chapter 11 plan of reorganization being confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a chapter 11 plan of reorganization is confirmed by the Bankruptcy Court.

Cash Flows

Operating Activities. Cash flow provided by operations was $130.0 million in 2009, which included $25.9 million of changes in operating assets and liabilities. Cash flow provided by operations was $136.5 million in 2008, which included $59.3 million of changes in operating assets and liabilities.

Investing Activities. Cash used in investing activities was $45.5 million in 2009, which primarily consisted of $46.1 million of capital spending. This compared to $73.9 million in 2008, which primarily consisted of $92.1 million of capital spending, partially offset by gross proceeds of $8.6 million from a sale-leaseback transaction and $4.8 million of proceeds from the sale of fixed assets. We anticipate that we will spend approximately $80 million to $90 million on capital expenditures in 2010.

Financing Activities. Net cash provided by financing activities totaled $166.1 million in 2009, which consisted primarily of debtor-in-possession financing net of debt issuance costs of $154.4 million, a net increase of short-term debt, partially offset by normal debt payments and repurchases of $10.0 million aggregate principal amount of our outstanding Notes for $0.7 million. Net cash provided by financing activities totaled $14.1 million in 2008, which consisted primarily of a net increase of short-term debt, partially offset by normal debt payments and repurchases of $7.2 million aggregate principal amount of our outstanding Notes for $5.3 million.

Credit Facilities

DIP Financing. In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc. (“CSA U.S.”), and Cooper-Standard Automotive Canada Limited (“CSA Canada”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent, Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”) became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175 million principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Company, on December 18, 2009 the Company entered into a new Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner. Under the DIP Credit Agreement, the lenders party thereto committed to provide superpriority senior secured term loans to the DIP Borrowers in an aggregate principal amount of up to $175 million (the “DIP Facility”), subject to certain conditions. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP Facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders).

On December 29, 2009, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (and related loan documentation) and the borrowings thereunder. Funding under the DIP Credit Agreement occurred on December 30, 2009, whereby (i) $75 million was borrowed by CSA U.S., (ii) $50 million was borrowed by CSA Canada and (iii) $50 million was borrowed by the German Borrower. All of the proceeds of the borrowings under the DIP Facility, together with cash on hand of the DIP Borrowers, were used to repay all borrowings and amounts outstanding under the Initial DIP Credit Agreement, and to pay related fees and expenses. On January 29, 2010, the German Borrower prepaid $25 million of its borrowings under the DIP Facility. On March 26, 2010, CSA Canada prepaid $25 million of its borrowings under the DIP Facility.

The obligations of the DIP Borrowers under the DIP Credit Agreement are guaranteed by the Company and certain of its U.S. and foreign subsidiaries, subject to limitations on guarantees by foreign entities of the obligations of the DIP Borrowers. The obligations under the DIP Credit Agreement and related guarantees are secured by liens on the assets of the Company, the DIP Borrowers and certain of the Company’s U.S. and foreign subsidiaries, subject to limitations on liens granted by foreign entities supporting certain of the obligations of the DIP Borrowers and guarantors. Liens under the DIP Credit Agreement have first priority priming status with respect to substantially all of the assets of the Company, the DIP Borrowers and their subsidiaries in the United States and Canada and are entitled to superpriority administrative expense claim status in the Chapter 11 Cases.

Loans under the DIP Credit Agreement bear interest at a rate per annum equal to (i) LIBOR (with a LIBOR floor of 2%) plus 6% or (ii) a base rate based on the higher of the federal funds overnight rate plus 0.5% and the prime lending rate (with a floor of 3%) plus 5%. Overdue principal and interest bear interest at a default rate of 2% over the applicable rate as determined under the terms of the DIP Credit Agreement. In addition, the DIP Credit Agreement obligates the DIP Borrowers to pay an agency fee to the DIP Agent.

Loans under the DIP Credit Agreement will amortize at a rate of 1% per annum, payable in quarterly installments. The outstanding principal amount of the loans under the DIP Credit Agreement, plus accrued and unpaid interest thereon, will be due and payable in full at maturity, which is the earliest of: (i) August 4, 2010, (ii) the first date that both a plan of reorganization for each of the Company and its U.S. subsidiaries, which is confirmed by the Bankruptcy Court, and a plan of compromise or arrangement of CSA Canada, which is confirmed by the Canadian Court, in each case providing for the repayment of the obligations under the DIP Credit Agreement, become effective, and (iii) the acceleration of the DIP Facility or termination of the commitments thereunder, including, without limitation, as a result of the occurrence of an event of default. With the consent of the requisite lenders and payment of an extension fee equal to 1% of the outstanding loans and commitments, the DIP Borrowers may at their option extend the maturity date by 90 days if no default exists or would result therefrom. Loans under the DIP Credit Agreement may be prepaid by the DIP Borrowers at any time in whole or in part without premium or penalty (except for customary breakage costs).

The DIP Credit Agreement includes affirmative and negative covenants that impose substantial restrictions on the financial and business operations of the Company and its subsidiaries, including their ability to:

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

The DIP Credit Agreement also contains certain financial covenants that include (i) maintenance of a minimum amount of liquidity, (ii) limitations on the amount of our capital expenditures and (iii) the achievement of a minimum amount of Consolidated EBITDA (as defined in the DIP Credit Agreement).

The following table provides a reconciliation of Consolidated EBITDA (as defined under the DIP Credit Agreement) to net income, which is the most directly comparable financial measure presented in accordance with GAAP):

	Three Months Ended September 30, 2009	Six Months Ended December 31, 2009
	(dollars in millions)
Net income	$10.8	$48.2
Plus:
Provision for income tax expense (benefit)	3.8	(20.6)
Interest expense, net of interest income	11.9	22.6
Depreciation and amortization	26.0	51.7

EBITDA	$52.5	$101.9
Joint ventures adjustment(1)	(0.5)	(2.2)
Non-cash (gains)(2)	(3.3)	(1.3)
Unrealized foreign exchange (gains) losses(3)	(2.8)	1.4
Cash restructuring	4.3	2.7
Reorganization costs(4)	10.3	23.3
Realized foreign exchange losses(5)	0.5	0.6

Total EBITDA adjustments	8.5	24.5

Consolidated EBITDA	$61.0	$126.4

(1)	The Company’s share of the earnings of its joint ventures to the extent of cash received as dividends from the joint ventures.
(2)	Includes non-cash restructuring expense and unrealized foreign exchange gain pertaining to the intercompany note executed between the U.S. and Canadian entities resulting from settlement of the U.S./Canadian Advance Pricing Agreement (APA).
(3)	Unrealized foreign exchange (gain) loss on acquisition related indebtedness (July) and the DIP loan in Canada.
(4)	Reorganization and bankruptcy-related expenses, including professional fees.
(5)	Realized loss pertaining to the conversion of the non-U.S. Dollar denominated pre-petition debt to U.S. Dollar debt as required by the pre-petition credit agreement upon the resulting CAM event on the date of filing for bankruptcy protection.

As of December 31, 2009, the Company was in compliance with its covenants under the DIP Credit Agreement. As of December 31, 2009:

•	the Company’s minimum liquidity was $383.4 million compared to the covenant requirement of $100 million;

•	Capital Expenditures for the six months ended December 31, 2009 were $31.8 million compared to maximum limitations for the period of $52.5 million; and

•	Consolidated EBITDA for the six months ended December 31, 2009 was $126.4 million compared to a minimum requirement of $72.5 million.

Our current revenue forecast for 2010 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 10.8 million units and 16.2 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under the DIP Credit agreement or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under the DIP Credit Agreement or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

Pre-Petition Debt Obligations. As of August 3, 2009, the date of the filing of the Chapter 11 Cases by the Debtors, the Company had approximately $1.2 billion of outstanding indebtedness on a consolidated basis, of which $86.4 million consisted of draws on a senior secured revolving credit facility, $527.0 million consisted of five senior secured term loan facilities, $513.4 million consisted of the Senior Notes and Senior Subordinated Notes and $50.8 consisted of debt on account of other credit facilities, capital leases for affiliates, swaps, and other miscellaneous obligations. As a result of the filing of the Chapter 11 Cases, the loan commitments of the lenders under the Pre-Petition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Pre-Petition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company as a result of the commencement of the Chapter 11 Proceedings and applicable bankruptcy law. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to compromise under a chapter 11 plan of reorganization. Effective August 3, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. An additional $28.3 million of interest expense would have been recorded from August 3, 2009 to December 31, 2009 if the Company had continued to accrue interest on these instruments.

Pre-Petition Senior Credit Agreement. In connection with Cooper-Standard Holdings Inc.’s acquisition of the automotive segment of Cooper Tire & Rubber Company in 2004 (the “2004 Acquisition”), the Company, CSA U.S. and CSA Canada entered into a Credit Agreement with various lending institutions, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents (with subsequent amendments thereto, the “Pre-Petition Senior Credit Agreement”) which provided for revolving credit facilities and term loan facilities. Our revolving credit facilities provided for loans in a total principal amount of up to $125.0 million with a maturity of December 2010. The term loan facilities included a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of December 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. These term loans were used to fund the 2004 Acquisition. To finance, in part, the FHS and MAPS acquisitions, the Company also established and borrowed under two new term loan tranches, with an aggregate of $190 million borrowed in U.S. dollars and €64.725 million borrowed in Euros. As of August 3, 2009, the date of the commencement of the Chapter 11 Proceedings, approximately $613.4 million of principal and accrued and unpaid interest was outstanding under the Pre-Petition Credit Agreement, of which $86.4 million consisted of draws on the revolving credit facilities and $527.0 million consisted of five term loan facilities.

As a result of the filing of the Chapter 11 Petitions, the loan commitments of the lenders under the Pre-Petition Credit Agreement were terminated and all principal and accrued and unpaid interest outstanding under the Pre-Petition Credit Agreement accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Senior Notes and Senior Subordinate Notes. In connection with the 2004 Acquisition, CSA U.S. issued $200 million aggregate principal amount of 7% Senior Notes due 2012 (the “Senior Notes”) and $350 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”, and together with the Senior Notes, the “Notes”). During 2008 we repurchased $7.2 million notional amount of our Senior Subordinated Notes for $5.3 million and during 2009 we repurchased $10.0 million notional amount of our Senior Subordinated Notes for $0.7 million.

As a result of the filing of the Chapter 11 Cases, all principal and accrued and unpaid interest outstanding under the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Exit Financing. The Amended Plan and Amended Disclosure Statement contemplate that the Company would, in connection with the consummation of the Rights Offering contemplated thereby, enter into a new debt agreement (the “New Debt Agreement”) in a committed amount of up to $450 million, and a new secured working capital facility (the “New Working Capital Facility”) in a committed amount of up to $150 million. Borrowings under the New Debt Agreement, together with the proceeds of the Rights Offering and cash on hand, would be used to pay claims under the Pre-Petition Credit Agreement, the DIP Credit Agreement and the portion of the Senior Notes payable in cash, in full, together with related fees and expenses. The New Working Capital Facility would provide working capital for the Company and its subsidiaries, and borrowings thereunder would be used for general corporate purposes.

This 10-K does not constitute an offer to sell or the solicitation of an offer to purchase any securities in the contemplated Rights Offering. Securities that may be issued pursuant to the contemplated Rights Offering or the New Equity Commitment Agreement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or an available exemption from registration.

Working capital

Historically, we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the recent economic downturn have impacted both the amount of our receivables and the stressed ability for our customers to pay within normal terms. Certain government sponsored programs may ease these constraints, but pressure on accounts receivable will continue until vehicle sales and production volumes stabilize. As of December 31, 2009, we had net cash of $380.3 million and no additional borrowing capacity under our DIP Credit Facility. Our DIP Credit Agreement provides for an uncommitted $25 million incremental facility.

Contractual Obligations

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

The filing of the Chapter 11 Cases constituted an event of default under certain of our debt obligations, including the Senior Notes, the Senior Subordinated Notes and amounts owed under our Pre-Petition Credit Agreement, which became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the footnotes to the table are expected to change.

The following table summarizes the total amounts due as of December 31, 2009, under all debt agreements, commitments and other contractual obligations. However, it assumes that the acceleration of the Senior Notes, the Senior Subordinated Notes and amounts owed under our Pre-Petition Credit Agreement did not occur. These amounts are excluded from the table below and are classified as liabilities subject to compromise.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$175.0	$175.0	$—	$—	$—
Interest on debt obligations(1)	7.3	7.3	—	—	—
Capital lease obligations	0.8	0.7	0.1	—	—
Operating lease obligations	71.5	14.5	21.8	15.2	20.0
Other obligations(2)	47.8	39.7	6.2	1.0	0.9

Total	$302.4	$237.2	$28.1	$16.2	$20.9

(1) Interest rates on long-term debt were increased as a result of the chapter 11 filing and the amounts that will actually be paid related to interest are uncertain as they will be subject to the claims process in the bankruptcy case. Interest on debt obligations in the above table excludes accrued and unpaid interest owed under the Senior Notes, the Senior Subordinated Notes and the Pre-Petition Credit Agreement.

(2) Noncancellable purchase order commitments for capital expenditures and other borrowings.

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

We also have minimum funding requirements with respect to our pension obligations. We expect to make cash contributions of approximately $14.8 million to our domestic and foreign pension plan asset portfolios in 2010. Our minimum funding requirements after 2010 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.6 million in 2010.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $3.2 million as of December 31, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 13. “Income Taxes” to our consolidated financial statements.

In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2009 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include fabricated metal-based components, oil based components, synthetic rubber, carbon black and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying in advance of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include short-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings and other labor-intensive, economically freighted products.

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

Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company initiated all of these initiatives prior to December 31, 2007 and continued to execute the closures through the end of 2009. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related to principally to the liquidation of the respective facilities. The following table summarizes the 2008 and 2009 activity related to these initiatives:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$8,723	$4,752	$—	$13,475
Expense incurred	2,209	4,780	4,687	11,676
Cash payments	(8,822)	(8,792)	165	(17,449)
Utilization of reserve	—	—	(4,852)	(4,852)

Balance at December 31, 2008	$2,110	$740	$—	$2,850
Expense incurred	(517)	3,298	1,089	3,870
Cash payments	(1,593)	(3,800)	—	(5,393)
Utilization of reserve	—	—	(1,089)	(1,089)

Balance at December 31, 2009	$—	$238	$—	$238

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other in Germany. Both closures are a result of changes in market demands and volume reductions and were substantially completed in 2009. The estimated total cost of this initiative is approximately $21.1 million. The following table summarizes the activity for this initiative during the years ended December 31, 2008 and December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	14,455	149	3,282	17,886
Cash payments	(995)	(149)	—	(1,144)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at December 31, 2008	$13,460	$—	$—	$13,460
Expense incurred	562	2,557	118	3,237
Cash payments	(12,579)	(2,322)	—	(14,901)
Utilization of reserve	—	—	(118)	(118)

Balance at December 31, 2009	$1,443	$235	$—	$1,678

As a result of this initiative, a pension plan curtailment gain of $0.8 million was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the year ended December 31, 2009, the Company recorded other exit costs of $0.5 million and asset impairments of $0.1 million in connection with this initiative.

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7.8 million. The following table summarizes the activity for this initiative during the years ended December 31, 2008 and December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	7,670	—	—	7,670
Cash payments	(3,741)	—	—	(3,741)
Utilization of reserve	—	—	—	—

Balance at December 31, 2008	$3,929	$—	$—	$3,929
Expense incurred	134	—	—	134
Cash payments	(3,405)	—	—	(3,405)

Balance at December 31, 2009	$658	$—	$—	$658

2009 Initiatives

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated total cost of this initiative is $18.7 million. The following table summarizes the activity for this initiative during the year ended December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	18,570	86	—	18,656
Cash payments	(11,457)	(86)	—	(11,543)

Balance at December 31, 2009	$7,113	$—	$—	$7,113

As a result of this initiative, a curtailment gain related to other postretirement benefits of $3.4 million was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

The Company also initiated several other initiatives during 2009. These initiatives relate to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $19.3 million. The following table summarizes the activity for these initiatives during the year ended December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—

Expense incurred	9,864	368	—	10,232
Cash payments	(5,649)	(312)	—	(5,961)
Utilization of reserve	—	—	—	—

Balance at December 31, 2009	$4,215	$56	$—	$4,271

The Company expects the reorganization of its operating structure and the other 2009 initiatives to be substantially completed by the end of 2010.

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

Reorganization. As a result of filing for chapter 11 bankruptcy, the Company adopted ASC 852 on August 3, 2009. ASC 852, is applicable to companies in chapter 11 of the Bankruptcy Code and generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. The Company has segregated those items as outlined above for all reporting periods subsequent to such date.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements and may pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders. For additional discussion, please refer to Note 3 to the Consolidated Financial Statements.

Pre-Production Costs Related to Long Term Supply Arrangements. Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amount capitalized was $10.9 million and $9.3 million at December 31, 2008 and 2009, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets was $3.8 million and $2.6 million at December 31, 2008 and 2009, respectively. Development costs for tools owned by the customer that meet the requirements of ASC Topic 340, “Other Assets and Deferred Costs,” are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2008 and 2009, $77.8 million and $65.4 million, respectively, were included in accounts receivable for customer-owned tooling of which $32.8 million and $40.5 million, respectively, was not yet invoiced to the customer.

Goodwill. Goodwill is not amortized but is tested annually for impairment. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. The Company assesses the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs.

During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs by both GM and Chrysler; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its Sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; and (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results, an analysis of whether the Company would meet its financial covenants for the past quarter and negotiations with its various constituencies. As a result of the combination of the above factors, the Company significantly reduced its second quarter projections.

Other significant assumptions used in the discounted cash flow model include discount rate, terminal value growth rate, future capital expenditures, and changes in future working capital requirements. These assumptions were not modified significantly as part of the interim goodwill impairment assessment. The significant decrease in the financial projections resulted in an enterprise value significantly lower than the amount computed in connection with the prior year annual impairment assessment. This significant decrease in enterprise value results in the carrying value of assets at all of our reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93.6 million in its North America reporting unit, $39.6 million in its Europe reporting unit, $22.6 million in its South America reporting unit and $1.4 million in its Asia Pacific reporting unit during the second quarter of 2009. Changes in the factors noted above, including a change in the estimated transaction value of the bankruptcy could impact the valuation of the Company’s remaining goodwill and other intangibles.

While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill in the North American reporting unit. An adjustment to the financial projections or other assumptions used to value the North American reporting unit would have had a direct impact on the amount of goodwill impairment recognized during the second quarter and the amount of goodwill remaining on the December 31, 2009 balance sheet.

Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with ASC Topic 360, “Property, Plant, and Equipment.” If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Change in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.

As a result of our testing performed in accordance with ASC 360 we recorded asset and definite lived intangible asset impairment charges of $3.8 million and $202.4 million, respectively. Of the $3.8 million of asset impairment charges, $1.1 million was recorded in our North America segment and $2.7 million was recorded in our International segment. Of the $202.4 million of definite lived intangible asset impairment charges, $148.1 million was recorded in our North America segment and $54.3 million was recorded in our International segment.

Restructuring-Related Reserves. Specific accruals have been recorded in connection with restructuring our businesses, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. For additional discussion, please refer to Note 6 to the Consolidated Financial Statements.

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

Amounts billed to customers related to shipping and handling are included in sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Income Taxes. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. In accordance with ASC Topic 740, “Accounting for Income Taxes,” we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

During 2009, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2009, our U.S. valuation allowance increased by $33.1 million, primarily related to operating losses incurred in the United States during 2009, offset by reductions in tax attributes resulting from the settlement of the U.S. and Canadian Advanced Pricing Agreement.

At December 31, 2009, deferred tax assets for net operating loss and tax credit carry-forwards of $193.8 million were reduced by a valuation allowance of $146.7 million. These deferred tax assets relate principally to net operating loss carry-forwards in the U.S and our subsidiaries in the France, Italy, Germany, Brazil, China, Australia and Spain. They also relate to Special Economic Zone Credits in Poland, U.S foreign tax credits, research and development tax credits, state net operating losses, and state tax credits. Some of these can be utilized indefinitely, while others expire from 2010 through 2029. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Effective January 1, 2009, with the adoption of ASC Topic 805 the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense. Adjustments in post-acquisition valuation allowances will be offset to future tax provision.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 13. “Income Taxes” to our consolidated financial statements.

Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $14.9 million and $(0.5) million, respectively, during 2009.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using the December 31, 2009 Citigroup Pension Discount Curve to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2010 net pension expense by approximately $3.1 million and $2.7 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2010 net pension cost by approximately $2.3 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $54.4 million and $44.6 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $12.5 million in 2010.

The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our company’s subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2010 service and interest cost components by $0.3 million and $0.2 million, respectively, and the projected benefit obligations would have increased or decreased by $2.6 million and $2.2 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $2.3 million in 2010.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2009, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Fair Value Measurements. We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the GAAP fair value hierarchy). For further information on these fair value measurements, see “—Goodwill,” “—Long-Lived Assets,” “—Restructuring-Related Reserves,” and “—Derivative Financial Instruments” above.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing for bankruptcy the Company had entered into derivative financial instruments to monitor its exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative financial instruments” and Item 8. “Financial Statements and Supplementary Data,” especially Note 21. “Fair Value of Financial Instruments” to our consolidated financial statements.

Excluding pre-petition debt, as of December 31, 2009, we had $182.0 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $1.8 million per year.

At December 31, 2009 the Company had one interest rate swap contract outstanding with $9.5 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Management

Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule for the three years in the period ended December 31, 2009 included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the three years in the period ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, on August 3, 2009, Cooper Standard Holdings, Inc. and its wholly owned United States subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 4, 2009, the Company’s Canadian subsidiary, Cooper Standard Automotive Canada Limited commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada. As discussed in Note 3 to the consolidated financial statements, uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2009, the Company changed its method of accounting for and presentation of consolidated net income (loss) attributable to Cooper- Standard Holdings, Inc. and non-controlling interests.

As discussed in Notes 11 and 12 to the consolidated financial statements in 2008 and in 2007, the Company changed its method of accounting for pension and other postretirement benefit plans, respectively.

/s/ Ernst & Young LLP

Detroit, Michigan

March 31, 2010

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Sales	$2,511,153	$2,594,577	$1,945,259
Cost of products sold	2,114,039	2,260,063	1,678,953

Gross profit	397,114	334,514	266,306
Selling, administration, & engineering expenses	222,134	231,709	199,552
Amortization of intangibles	31,850	30,996	14,976
Impairment charges	146,366	33,369	363,496
Restructuring	26,386	38,300	32,411

Operating profit (loss)	(29,622)	140	(344,129)
Interest expense, net of interest income	(89,577)	(92,894)	(64,333)
Equity earnings	2,207	897	4,036
Reorganization items, net	—	—	(17,367)
Other income (expense), net	(468)	(1,368)	9,919

Loss before income taxes	(117,460)	(93,225)	(411,874)
Provision (benefit) for income tax expense	32,946	29,295	(55,686)

Consolidated net loss	(150,406)	(122,520)	(356,188)
Add: Net (income) loss attributed to noncontrolling interests	(587)	1,069	126

Net loss attributable to Cooper-Standard Holdings Inc.	$(150,993)	$(121,451)	$(356,062)

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2009

(Dollar amounts in thousands)

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$111,521	$380,254
Accounts receivable, net	333,693	355,543
Inventories, net	116,952	111,575
Prepaid expenses	19,162	22,153
Other	42,226	76,454

Total current assets	623,554	945,979
Property, plant, and equipment, net	623,987	586,179
Goodwill	244,961	87,728
Intangibles, net	227,453	10,549
Other assets	98,296	106,972

	$1,818,251	$1,737,407

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$94,136	$18,204
Debtor-in-possession financing	—	175,000
Accounts payable	192,948	166,346
Payroll liabilities	69,601	71,523
Accrued liabilities	94,980	87,073

Total current liabilities	451,665	518,146
Long-term debt	1,049,959	11,059
Pension benefits	161,625	148,936
Postretirement benefits other than pensions	76,822	76,261
Deferred tax liabilities	28,265	7,875
Other long-term liabilities	30,253	19,727
Liabilities subject to compromise	—	1,261,903

Total liabilities	1,798,589	2,043,907
Equity (deficit):
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2008 and December 31, 2009, 3,479,100 shares issued and outstanding at December 31, 2008, 3,482,612 shares issued and outstanding at December 31, 2009	35	35
Additional paid-in capital	354,894	356,316
Accumulated deficit	(280,216)	(636,278)
Accumulated other comprehensive loss	(59,536)	(31,037)

Total Cooper-Standard Holdings Inc. equity (deficit)	15,177	(310,964)
Noncontrolling interests	4,485	4,464

Total equity (deficit)	19,662	(306,500)

Total liabilities and equity (deficit)	$1,818,251	$1,737,407

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at December 31, 2006	3,238,100	$32	$323,778	$(4,151)	$1,050	$320,709	$3,254	$323,963
Investment noncontrolling interest							2,453	2,453
Adoption of Fin 48				(195)		(195)		(195)
Issuance of common stock	250,000	3	29,997			30,000		30,000
Repurchase of common stock	(4,500)		(450)			(450)		(450)
Stock-based compensation			1,549			1,549		1,549
Impact of change in measurement date on benefit plans net of ($1,020) tax effect					25,846	25,846		25,846
Comprehensive income (loss):
Net income (loss) for 2007				(150,993)		(150,993)	587	(150,406)
Other comprehensive income (loss):
Benefit plan liability, net of ($1,934) tax effect					6,794	6,794		6,794
Currency translation adjustment					43,246	43,246	1,949	45,195
Fair value change of derivatives, net of $19 tax effect					(7,948)	(7,948)		(7,948)

Comprehensive income (loss):						(108,901)	2,536	(106,365)

Balance at December 31, 2007	3,483,600	35	354,874	(155,339)	68,988	268,558	8,243	276,801
Impact of Change in measurement date on benefit plans				(3,426)		(3,426)		(3,426)
Transaction with affiliate							(1,741)	(1,741)
Dividends paid to noncontrolling interest							(662)	(662)
Repurchase of common stock	(4,500)		(540)			(540)		(540)
Stock-based compensation			560			560		560
Comprehensive income (loss):
Net loss for 2008				(121,451)		(121,451)	(1,069)	(122,520)
Other comprehensive loss:
Benefit plan liability, net of ($1,097) tax effect					(53,614)	(53,614)		(53,614)
Currency translation adjustment					(58,929)	(58,929)	(286)	(59,215)
Fair value change of derivatives, net of ($44) tax effect					(15,981)	(15,981)		(15,981)

Comprehensive loss						(249,975)	(1,355)	(251,330)

Balance at December 31, 2008	3,479,100	35	354,894	(280,216)	(59,536)	15,177	4,485	19,662
Issuance of common stock	3,512		88			88		88
Stock-based compensation			1,334			1,334		1,334
Comprehensive income (loss):
Net loss for 2009				(356,062)		(356,062)	(126)	(356,188)
Other comprehensive income (loss):
Benefit plan liability, net of $1,120 tax effect					(3,499)	(3,499)		(3,499)
Currency translation adjustment					25,898	25,898	105	26,003
Fair value change of derivatives, net of ($3,843) tax effect					6,100	6,100		6,100

Comprehensive loss						(327,563)	(21)	(327,584)

Balance at December 31, 2009	3,482,612	$35	$356,316	$(636,278)	$(31,037)	$(310,964)	$4,464	$(306,500)

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Operating Activities:
Consolidated net loss	$(150,406)	$(122,520)	$(356,188)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation	104,199	109,109	98,801
Amortization of intangibles	31,850	30,996	14,976
Impairment charges	146,366	33,369	363,496
Reorganization items	—	—	17,367
Non-cash restructuring charges	626	9,029	1,268
Gain on bond repurchase	—	(1,696)	(9,096)
Amortization of debt issuance cost	4,883	4,866	10,286
Deferred income taxes	(1,296)	14,045	(36,797)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(10,976)	163,279	14,886
Inventories	14,836	28,062	9,914
Prepaid expenses	3,440	(2,880)	(974)
Accounts payable	39,945	(86,316)	50,081
Accrued liabilities	(16,567)	(28,148)	27,117
Other	18,473	(14,702)	(75,155)

Net cash provided by operating activities	185,373	136,493	129,982
Investing activities:
Property, plant, and equipment	(107,255)	(92,125)	(46,113)
Acquisition of business, net of cash acquired	(158,671)	4,937	—
Gross proceeds from sale-leaseback transaction	4,806	8,556	—
Proceeds from sale of fixed assets	1,096	4,775	642
Other	7	—	—

Net cash used in investing activities	(260,017)	(73,857)	(45,471)
Financing activities:
Proceeds from issuance of debtor-in-possession financing	—	—	175,000
Payments on debtor-in-possession financing	—	—	(313)
Proceeds from issuance of long-term debt	59,968	—	—
Increase in short term debt, net	6,189	37,004	24,104
Principal payments on long-term debt	(37,557)	(16,528)	(11,646)
Proceeds from issuance of stock	30,000	—	88
Debt issuance cost	(3,104)	(561)	(20,592)
Repurchase of common stock	(450)	(540)	—
Repurchase of bonds	—	(5,306)	(737)
Other	—	—	171

Net cash provided by financing activities	55,046	14,069	166,075
Effects of exchange rate changes on cash	4,153	(6,061)	18,147

Changes in cash and cash equivalents	(15,445)	70,644	268,733
Cash and cash equivalents at beginning of period	56,322	40,877	111,521

Cash and cash equivalents at end of period	$40,877	$111,521	$380,254

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

1. Description of Business

Description of business

Cooper-Standard Holdings Inc. (the “Company”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading global manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks for global original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company is one of the largest global producers of body sealing systems, one of the two largest North American producers in the AVS business, and the second largest global producer of the types of fluid handling products that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and consistent approach to engineering and production. The Company operates in 66 manufacturing locations and nine design, engineering, and administrative locations in 18 countries around the world.

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

Effective January 1, 2009 the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” ASC Topic 810-10-65 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported results of operations. Refer to Note 17, Other Income (Expense) for additional information on the adoption of ASC Topic 810-10-65.

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

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $11,905 and $13,400 at December 31, 2008 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Guyoung Technology Co. Ltd (“Guyoung”), a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $1,179 and $1,370 at December 31, 2008 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets. The fair value of Guyoung’s stock has declined since the Company’s 2006 acquisition and during 2008, the Company determined that the decline in fair value was other than temporary and an impairment of $2,669 was recorded in equity earnings in our consolidated statement of operations.

The Company’s investment in Shanghai SAIC-Metzler Sealing Systems Co. Ltd., a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $20,166 and $20,994 at December 31, 2008 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts, and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $4,040 and $5,871 at December 31, 2008 and 2009, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $842 for 2007, $1,080 for 2008, and $345 for 2009.

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2008 and 2009, inventories are reflected net of reserves of $14,242 and $17,158, respectively.

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

Income taxes – Income tax expense in the consolidated and combined statements of operations is accounted for in accordance with ASC Topic 740, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method.

Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if we determine that it is more likely than not that the asset will not be realized.

Long-lived assets – Property, plant, and equipment are recorded at cost and depreciated using primarily the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include technology, customer contracts, and customer relationships, are amortized over their estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $10,896 and $9,324 at December 31, 2008 and 2009, respectively. Costs incurred during the engineering and design phase of customer-owned tooling projects are expensed as incurred unless a contractual arrangement for reimbursement by the customer exists. Reimbursable tooling costs included in other assets were $3,822 and $2,561 at December 31, 2008 and 2009, respectively. Development costs for tools owned by the customer are recorded in accounts receivable in the accompanying combined balance sheets if considered a receivable in the next twelve months. At December 31, 2008 and 2009, $77,769 and $65,351, respectively, was included in accounts receivable for customer-owned tooling of which $32,768 and $40,510, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested annually for impairment by reporting unit which is determined in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each fiscal year.

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

Amounts billed to customers related to shipping and handling are included in sales in our consolidated statements of operations. Shipping and handling costs are included in cost of sales in our consolidated statements of operations.

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled, $77,183 for 2007, $81,942 for 2008, and $62,880 for 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Stock-based compensation – Effective January 1, 2006, the Company adopted ASC Topic 718, “Compensation-Stock Compensation,” using the prospective method. The prospective method requires compensation cost to be recognized for all share-based payments granted after the effective date of ASC 718. All awards granted prior to the effective date are accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

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

Reclassifications – Certain prior period amounts have been reclassified to conform to the current year presentation. For further segment reclassifications, see Note 20. “Business Segments.”

Going Concern

The Company is operating pursuant to chapter 11 of the Bankruptcy Code and continuation as a going concern is contingent upon, among other things, the Company’s ability to complete and execute a plan of reorganization. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities upon execution of the plan of reorganization. For additional details regarding the Company’s reorganization under chapter 11 of the bankruptcy code and the current status of its plan of reorganization see Note 3. “Reorganization under Chapter 11 of the Bankruptcy Code.”

Recent accounting pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“the Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards, but did not impact the Company’s results of operating financial position or liquidity.

In May 2009, the FASB issued ASC Topic 855, “subsequent events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement effective June 30, 2009. See Note 26. “Subsequent Events” for additional information.

In April 2009, the FASB issued FSP ASC Topic 320-10-65, which extends the Disclosures about Fair Value of Financial Instruments, to interim reporting periods. The provisions of this standard are effective for interim and annual reporting periods ending after June 15, 2009. The effects of adoption were not significant. See Note 21. “Fair Value of Financial Instruments,” for additional disclosures related to the fair value of the Company’s Pre-Petition Credit Facility and Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

In August 2009, the FASB issued ASU No. 2009-05 which amends “Fair Value Measurements and Disclosures—Overall” (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the fourth quarter 2009.

In December 2008, the FASB issued “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. This guidance is effective for fiscal year ending December 31, 2009. The principal impact was expanded disclosure regarding the Company’s benefit plan assets.

In March 2008, the FASB issued “Disclosures About Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133” (ASC Topic 815). ASC Topic 815 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. ASC Topic 815 also requires entities to disclose additional information about the amounts and locations of derivatives located within the financial statements, how the accounting provisions have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted this statement as of January 1, 2009.

In September 2006, the FASB issued “Fair Value Measurements” (ASC Topic 820). ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company adopted ASC Topic 820 as of January 1, 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date was fiscal years beginning after November 15, 2008. See Note 21, Fair Value of Financial Instruments, for additional discussion of ASC Topic 820.

3. Reorganization Under Chapter 11 of the Bankruptcy Code

Filing of Bankruptcy Cases

During 2009, the Company’s revenues were adversely affected, particularly in the first half of the year, by the sharp decline in worldwide automotive production that followed the disruption in the global financial markets that began in 2008. Faced with a highly-leveraged balance sheet with debt exceeding $1.2 billion and unfavorable market conditions, including the severe downturn in the automotive industry and the accompanying decrease in production volumes, diminishing availability of credit and the overall deterioration in the U.S. economy, the Company dedicated a substantial portion of its cash flows from operations to the payment of principal and interest on the Company’s indebtedness. Due to the adverse business impact of these factors, the Company’s ability to maintain sufficient liquidity, satisfy its financial covenant requirements under the Pre-Petition Credit Agreement (as defined below) and make interest and principal payments on its outstanding indebtedness became uncertain. Recognizing the need for a comprehensive solution for these financial issues, prior to seeking bankruptcy protection, the Company engaged in discussions regarding possible alternatives to filing for bankruptcy, including refinancing a portion of its indebtedness with its key creditors. However, the Company was unable to complete those negotiations prior to seeking bankruptcy protection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

On August 3, 2009, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 14, 2009, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario ( “CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Canadian court has granted the Canadian debtors a stay of any Canadian proceedings to allow the Debtors to pursue confirmation of a plan of reorganization in the U.S. proceedings. The stay is currently in effect through May 31, 2010. The Company (and its legal counsel) believe the Canadian court will continue to issue this stay through completion of the Chapter 11 proceedings. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than CSA Canada) and continue to operate in the ordinary course of business.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, and may pursue various strategic alternatives as deemed appropriate by our Board of Directors to serve the best interests of the Company and its stakeholders.

In general, under the priority scheme established by the Bankruptcy Code, post-petition liabilities and secured claims must be satisfied before pre-petition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The ultimate recovery, if any, to the holders of the Company’s 7% Senior Notes due 2012 (the “Senior Notes”) and 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes,” and the holders of the Notes, the “Noteholders”) and other interest holders will not be determined until confirmation of a chapter 11 plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they will receive. If certain requirements of the Bankruptcy Code are met, a chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by such holders and notwithstanding the fact that such holders do not receive or retain any property on account of their interests under the chapter 11 plan. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects are highly speculative. At this time there is no assurance we will be able to restructure as a going concern or successfully obtain confirmation of and implement a plan of reorganization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Filing of the Original Chapter 11 Plan of Reorganization and Original Disclosure Statement

Prior to commencing the Chapter 11 Cases and since the filing of the Debtors’ petition for relief under the Bankruptcy Code, the Debtors have sought a consensual restructuring of their balance sheets so as to be able to emerge from chapter 11 with an appropriate capital structure that would enable the Debtors to remain competitive. After exploring a number of restructuring alternatives, which included discussions with the Creditors’ Committee, the lenders under the Pre-Petition Credit Agreement (as defined below) and certain Noteholders (the “First Backstop Parties”) came forward with proposal to backstop an equity rights offering, the proceeds of which would be used to pay the claims under the Pre-Petition Credit Facility in full. After further negotiations with the First Backstop Parties and the Creditors’ Committee regarding the proposal, on February 1, 2010, the Debtors filed their Joint Chapter 11 Plan of Reorganization (the “Original Plan”), an accompanying Disclosure Statement (the “Original Disclosure Statement”) and a Commitment Agreement, dated February 1, 2010 (the “Original Equity Commitment Agreement,” which the Company entered into with the First Backstop Parties). The Original Plan provided for a backstopped $245,000 equity rights offering which, when combined with proposed exit financing, would allow the Debtors to pay the claims under the Pre-Petition Credit Agreement in full, in cash, while distributing equity in the Company upon emergence from chapter 11 to the Noteholders, as well as rights to purchase additional equity.

Filing of Amended Chapter 11 Plan of Reorganization and Disclosure Statement

Shortly after filing the Original Plan, certain Noteholders (the “Second Backstop Parties” and, with the “First Backstop Parties”, the “New Backstop Parties”) approached the Debtors with an alternative proposal to backstop a rights offering that contained certain advantages when compared to the recovery provided for in the Original Plan. While the Debtors made significant progress negotiating a commitment agreement with the Second Backstop Parties, the Debtors had significant concerns about going forward with such alternative proposal for various reasons including, without limitation, uncertainty about receiving sufficient votes to confirm any plan of reorganization based on such alternative.

After extensive, arm’s-length negotiations between the Debtors, the Creditors’ Committee, the First Backstop Parties and the Second Backstop Parties, all parties agreed upon the terms of a revised restructuring proposal incorporated in a new Commitment Agreement, dated March 19, 2010 (the “New Equity Commitment Agreement”), which terminated the Original Equity Commitment Agreement upon execution, and the Debtors filed with the Bankruptcy Court on March 20, 2010 a First Amended Joint Chapter 11 Plan of Reorganization (as amended by the Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010, the “Amended Plan”) and an accompanying new Disclosure Statement (as amended by the First Amended Disclosure Statement, dated March 26, 2010, the “Disclosure Statement”). The Disclosure Statement and the New Equity Commitment Agreement were approved by the Bankruptcy Court on March 26, 2010. The New Equity Commitment Agreement and the Amended Plan provide for a backstopped equity rights offering and the purchase of new common stock and new preferred stock of the Company by the New Backstop Parties (as described below), with aggregate proceeds to the Company of $355,000, that would unimpair the claims under the Pre-Petition Credit Agreement and the Senior Notes and improve the recovery to the Senior Subordinated Noteholders. The New Equity Commitment Agreement is subject to certain customary conditions, including, among other things, confirmation of the Amended Plan. Under the Amended Plan, holders of Senior Notes will receive payment in full, in cash, provided that certain of the New Backstop Parties have each agreed to forgo their right as holders of Senior Notes to receive payment in full, in cash, and in lieu thereof, have agreed to accept their pro rata share of 20.95% of the new common stock of the Company. In addition, holders of Senior Subordinated Notes will receive a distribution of 8% of the new common stock of the Company and warrants to acquire an additional 3% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share, and eligible noteholders of Senior Subordinated Notes will receive rights to purchase 39.6% of the new common stock of the Company pursuant to the rights offering at a subscription price of $21.54 per share. In addition, the New Backstop Parties have agreed to purchase 11.75% of the new common stock of the Company at a price per share of $27.07 and 1,000,000 shares of new preferred stock of the Company at a price per share of $100.00 and will receive warrants to acquire an additional 7% of the new common stock of the Company that may be exercised at a strike price of $27.33 per share.

In order for the Debtors to successfully emerge from chapter 11, the Bankruptcy Court must first confirm a chapter 11 plan with respect to the Debtors that satisfies the requirements of the Bankruptcy Code. To be confirmed, a chapter 11 plan would, among other things, need to resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

In order for the Amended Plan to be confirmed by the Bankruptcy Court pursuant to section 1129(b) of the Bankruptcy Code, at least one class of impaired claims must accept the Amended Plan, determined without including votes to accept the Amended Plan cast by “insiders,” as that term is defined in section 101(31) of the Bankruptcy Code. A class of claims has accepted a plan if such plan has been accepted by creditors that hold at least two-thirds in amount and more than one-half in number of the allowed claims of such class held by creditors that have accepted or rejected such plan. The New Backstop Parties (which hold a substantial majority in dollar amount of the outstanding principal amount of Senior Subordinated Notes) support the Amended Plan and have agreed to vote in favor of the Amended Plan. In addition, confirmation of the Amended Plan is subject to the satisfaction of numerous conditions, including, among other things, consummation of the rights offering and entry into a new debt agreement and a new secured working capital facility.

Under the Bankruptcy Code, the exclusive period in which the Debtors may file a chapter 11 plan or plans of reorganization is 120-days from the date of the filing of the petition. The exclusive period in which the Debtors may solicit acceptances for any chapter 11 plan or plans of reorganization is 180-days from the date of the filing of the petition. The Bankruptcy Code also provides that the Bankruptcy Court may extend the 120-day plan exclusivity period up to 18 months after the petition date and the 180-day solicitation exclusivity period up to 20 months after the petition date. The Debtors’ exclusive period to file a chapter 11 plan or plans of reorganization has been extended to June 29, 2010. The Debtors’ exclusive period to solicit any plan or plans has been extended to August 30, 2010. If the Debtors’ exclusivity periods expire, other parties in interest will be allowed to file their own plans and solicit acceptances in connection therewith.

Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, CSA U.S., and Cooper-Standard Automotive Canada Limited ( “CSA Canada”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent, Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”) became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175,000 principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Company, on December 18, 2009 the Company entered into a new Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), among Cooper-Standard Holdings Inc., the “DIP Borrowers,” various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner.

On December 29, 2009, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (and related loan documentation) and the borrowings thereunder. Funding under the DIP Credit Agreement occurred on December 30, 2009, whereby (i) $75,000 was borrowed by CSA U.S., (ii) $50,000 was borrowed by CSA Canada and (iii) $50,000 was borrowed by the German Borrower. Concurrently with such funding, liens on assets of the Company and certain of its subsidiaries were granted and guarantees by certain subsidiaries of the Company of the obligations under the DIP Credit Agreement were made. All of the proceeds of the borrowings under the DIP Credit Agreement, together with cash on hand of the DIP Borrowers, were used to repay all borrowings and amounts outstanding under the Initial DIP Credit Agreement, and to pay related fees and expenses.

For additional information on the DIP Credit Agreement, see Note 10. “Debt” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Other Chapter 11 Cases Updates

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if we were forced to discontinue operations. We have had a history of net losses. Our net losses are principally attributable to insufficient revenue to cover our relatively high percentage of fixed costs, including the interest costs on our debt and our depreciation expense. We also have an accumulated stockholders’ deficit of $306,500 at December 31, 2009.

As a result of filing for chapter 11 bankruptcy, the Company adopted ASC 852, Reorganization on August 3, 2009. ASC 852, is applicable to companies in chapter 11 of the Bankruptcy Code, generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from postpetition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. The Company has segregated those items as outlined above for all reporting periods subsequent to such date.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, and may pursue various strategic alternatives as deemed appropriate by the Company’s Board of Directors to serve the best interests of the Company and its stakeholders.

Liabilities Subject to Compromise

The majority of the Debtors’ pre-petition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet at December 31, 2009.

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

December 31, 2009
Pre-petition debt (including accrued interest of $27,095)	$1,138,565
Accounts payable	12,148
Pension and deferred compensation	20,680
Derivatives	18,090
Other	72,420

Debtor liabilities subject to compromise	$1,261,903

Effective August 3, 2009, the Company ceased recording interest expense on outstanding pre-petition debt instruments classified as liabilities subject to compromise. An additional $28,274 of interest expense would have been recorded from August 3, 2009 to December 31, 2009 if the Company had continued to accrue interest on these instruments.

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

(Income)/Expense
For the year ended December 31, 2009
Professional fees directly related to reorganization	$17,737
Miscellaneous-other	(370)

Total reorganization items	$17,367

4. Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the combined financial statements for the Debtors’ and Canadian Debtor only. The Company’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity loss from non-Debtor affiliates, net of tax” in the statement of operations and their assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ and Canadian Debtor financial statements contained herein have been prepared in accordance with the guidance in ASC Topic 852-10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF OPERATIONS

Year Ended December 31, 2009
Sales	$871,047
Cost of products sold	748,339

Gross profit	122,708
Selling, administration, & engineering expenses	90,827
Amortization of intangibles	11,093
Impairment charges	242,822
Restructuring	6,660

Operating loss	(228,694)
Interest expense, net of interest income	(53,101)
Equity earnings	1,650
Reorganization items, net	(17,367)
Other income	24,192

Loss before income taxes	(273,320)
Benefit for income tax expense	(26,551)
Equity loss from non-Debtor affiliates, net of tax	(109,293)

Consolidated net loss	(356,062)
Add: Net loss attributable to noncontrolling interests	—

Net loss attributable to Debtors	$(356,062)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED
BALANCE SHEET

December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$186,930
Accounts receivable, net	145,398
Inventories, net	48,017
Prepaid expenses	4,232
Receivable from non-Debtor affiliates, net	27,484
Other	66,363

Total current assets	478,424
Property, plant, and equipment, net	216,634
Goodwill	87,728
Investment in non-Debtor affiliates	279,215
Intangibles, net	1,679
Notes receivable from non-Debtor affiliates, net	260,139
Other assets	32,511

$1,356,330

Liabilities and Deficit
Current liabilities:
Debt payable within one year	$47
Debtor-in-possession financing	125,000
Accounts payable	60,846
Payroll liabilities	26,284
Accrued liabilities	31,632

Total current liabilities	243,809
Pension benefits	71,668
Postretirement benefits other than pensions	65,831
Deferred tax liabilities	10,662
Other long-term liabilities	13,421
Liabilities subject to compromise	1,261,903

Total liabilities	1,667,294

Total deficit	(310,964)

Total liabilities and deficit	$1,356,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF CASH FLOW

Year Ended December 31, 2009
Operating Activities:
Net cash used in operating activities	$(22,677)
Investing activities:
Property, plant, and equipment	(15,033)
Other	236

Net cash used in investing activities	(14,797)
Financing activities:
Proceeds from issuance of debtor-in-possession financing, net of debt issuance costs	104,720
Payments on debtor-in-possession financing	(313)
Increase (decrease) in short term debt	21,398
Principal payments on long-term debt	(9,029)
Transactions with non-Debtor subsidiaries	(22,443)
Repurchase of bonds	(737)
Other	123

Net cash provided by financing activities	93,719
Effects of exchange rate changes on cash	16,248

Changes in cash and cash equivalents	72,493
Cash and cash equivalents at beginning of period	114,437

Cash and cash equivalents at end of period	$186,930

5. Acquisitions

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

On August 31, 2007, the Company completed the acquisition of nine Metzeler Automotive Profile Systems sealing systems operations in Germany, Italy, Poland, Belarus, Belgium, and a joint venture interest in China (“MAPS” or the “MAPS businesses”), from Automotive Sealing Systems S.A. The MAPS businesses were acquired for $143,063 subject to an adjustment based on the difference between targeted working capital and working capital at the closing date, which was settled in June 2008. After adjusting for working capital and direct acquisition costs, the total acquisition value under purchase accounting was $144,378.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

6. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company initiated all of these initiatives prior to December 31, 2007 and continued to execute the closures through the end of 2009. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related to principally to the liquidation of the respective facilities. The following table summarizes the 2008 and 2009 activity related to these initiatives:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$8,723	$4,752	$—	$13,475
Expense incurred	2,209	4,780	4,687	11,676
Cash payments	(8,822)	(8,792)	165	(17,449)
Utilization of reserve	—	—	(4,852)	(4,852)

Balance at December 31, 2008	$2,110	$740	$—	$2,850
Expense incurred	(517)	3,298	1,089	3,870
Cash payments	(1,593)	(3,800)	—	(5,393)
Utilization of reserve	—	—	(1,089)	(1,089)

Balance at December 31, 2009	$—	$238	$—	$238

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures are a result of changes in market demands and volume reductions and are substantially completed as of December 31, 2009. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of this initiative is approximately $21,100. The following table summarizes the activity for this initiative during the year ended December 31, 2008 and December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	14,455	149	3,282	17,886
Cash payments	(995)	(149)	—	(1,144)
Utilization of reserve	—	—	(3,282)	(3,282)

Balance at December 31, 2008	$13,460	$—	$—	$13,460
Expense incurred	562	2,557	118	3,237
Cash payments	(12,579)	(2,322)	—	(14,901)
Utilization of reserve	—	—	(118)	(118)

Balance at December 31, 2009	$1,443	$235	$—	$1,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

As a result of this initiative, a pension plan curtailment gain of $800 was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

In 2008, the Company initiated the closing of a European facility and the idling of a Canadian facility. During the year ended December 31, 2009, the Company recorded other exit costs of $483 and asset impairments of $61 in connection with this initiative.

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7,800. The following table summarizes the activity for this initiative during the year ended December 31, 2008 and December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2008	$—	$—	$—	$—
Expense incurred	7,670	—	—	7,670
Cash payments	(3,741)	—	—	(3,741)
Utilization of reserve	—	—	—	—

Balance at December 31, 2008	$3,929	$—	$—	$3,929
Expense incurred	134	—	—	134
Cash payments	(3,405)	—	—	(3,405)

Balance at December 31, 2009	$658	$—	$—	$658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

2009 Initiatives

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated total cost of this initiative is $18,700. The following table summarizes the activity for this initiative during the year ended December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—
Expense incurred	18,570	86	—	18,656
Cash payments	(11,457)	(86)	—	(11,543)

Balance at December 31, 2009	$7,113	$—	$—	$7,113

As a result of this initiative a curtailment gain related to other postretirement benefits of $3,404 was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

The Company also initiated several other initiatives during 2009. These initiatives relate to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $19,250. The following table summarizes the activity for these initiatives during the year ended December 31, 2009:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009	$—	$—	$—	$—

Expense incurred	9,864	368	—	10,232
Cash payments	(5,649)	(312)	—	(5,961)
Utilization of reserve	—	—	—	—

Balance at December 31, 2009	$4,215	$56	$—	$4,271

The Company expects the reorganization of its operating structure and the other 2009 initiatives to be substantially completed by the end of 2010.

7. Inventories

Inventories are comprised of the following:

	December 31, 2008	December 31, 2009
Finished goods	$35,069	$27,826
Work in process	26,520	25,616
Raw materials and supplies	55,363	58,133

Inventories, net	$116,952	$111,575

8. Property, Plant, and Equipment

Property, plant, and equipment is comprised of the following:

	December 31,		Estimated Useful Lives
	2008	2009
Land and improvements	$78,548	$81,609
Buildings and improvements	229,384	240,413	15 to 40 years
Machinery and equipment	640,350	696,259	5 to 14 years
Construction in Progress	48,123	41,499

	996,405	1,059,780
Accumulated depreciation	(372,418)	(473,601)

Property, plant and equipment, net	$623,987	$586,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

During 2008 it was determined that fixed assets at two of the Company’s locations were impaired. As a result of this impairment, Property, Plant and Equipment was reduced by $6,408 during 2008.

During 2009 it was determined that fixed assets at several of the Company’s locations were impaired. As a result of this impairment, Property, Plant and Equipment was reduced by $3,825 during 2009.

Depreciation expense totaled $104,199 for 2007, $109,109 for 2008, and $98,801 for 2009, respectively.

9. Goodwill and Intangibles

Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2008 and 2009 are summarized as follows:

	North America	International	Total
Balance at January 1, 2008	$181,687	$108,901	$290,588
Adjustments to the Acquisition of El Jarudo	(379)	—	(379)
Purchase price adjustments pre-acquisition	—	(22,107)	(22,107)
Impairment charge	—	(23,141)	(23,141)

Balance at December 31, 2008	$181,308	$63,653	$244,961
Impairment charge	(93,580)	(63,653)	(157,233)

Balance at December 31, 2009	$87,728	$—	$87,728

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC Topic 350. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its Sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its Pre-Petition Credit Agreement; (e) the Company’s decision to defer its June 15, 2009 interest payment on its Notes pending the outcome of its quarterly financial results; (f) an analysis of whether the Company would meet its financial covenants for the past quarter; and (g) negotiations with its various constituencies. As a result of the combination of the above factors in the second quarter, the Company significantly reduced its projections for the remainder of the year. This significant decrease in projections resulted in the carrying value of assets at all of the Company’s reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93,580 in its North America reporting unit, $39,604 in its Europe reporting unit, $22,628 in its South America reporting unit and $1,421 in its Asia Pacific reporting unit during the second quarter of 2009. As of December 31, 2009, accumulated goodwill impairment for the North America and International segments is $243,988 and $86,794, respectively.

Changes in the factors noted above, including a change in the estimated transaction value of the bankruptcy could impact the valuation of the Company’s remaining goodwill and other intangibles.

The pre-acquisition purchase price adjustments for the period ended December 31, 2008 represent adjustments related to various tax matters and were recorded in accordance with EITF Issue No. 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination” and restructuring accrual reversals related to the FHS acquisition.

During the fourth quarter of 2008, the Company recorded an impairment charge of $23,141 in its International segment. These charges were a result of a weakening global economy, a global decline in vehicle production volumes and changes in product mix.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Other Intangible Assets

During the second quarter of 2009, the Company assessed the realization of its intangible assets in connection with revisions to the Company’s projections as a result of the negotiations associated with the bankruptcy. The Company’s undiscounted cash flows (as adjusted to reflect the current outlook) were not sufficient to support the realization of certain intangible assets. As a result the Company performed discounted cash flow analysis for each intangible asset and determined that the fair value of certain intangible assets exceeded the assets’ respective fair value. During the second quarter of 2009, the Company recorded intangible impairment charges of $148,143 in its North America segment and $54,295 of intangible impairment charges in its International segment. The following table shows the impairment by intangible asset type:

Customer contracts	$68,177
Customer relationships	131,364
Developed technology	1,558
Trademarks and tradenames	1,339

Total intangible impairment	$202,438

During the fourth quarter of 2008 the Company recorded intangible impairment charges of $3,820 in its North America segment. Based on a discounted cash flow analysis it was determined that these intangible assets exceeded their fair value and impairment charges were recorded.

The following table presents intangible assets, which are amortized on a straight line basis, and accumulated amortization balances of the Company as of December 31, 2008 and 2009, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Customer contracts	$156,039	$(78,100)	$77,939	7 to 9 years
Customer relationships	169,105	(33,669)	135,436	15 to 20 years
Developed technology	6,421	(2,204)	4,217	5 to 12 years
Trademarks and tradenames	1,700	(306)	1,394	12 to 20 years
Other	11,358	(2,891)	8,467

Balance at December 31, 2008	$344,623	$(117,170)	$227,453

Developed technology	$3,335	$(1,479)	$1,856	5 to 12 years
Other	8,986	(293)	8,693

Balance at December 31, 2009	$12,321	$(1,772)	$10,549

Amortization expense totaled $31,850 for 2007, $30,996 for 2008, and $14,976 for 2009. Estimated amortization expense will total approximately $740 over each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

10. Debt

Outstanding debt consisted of the following at December 31, 2008 and 2009:

	December 31, 2008	December 31, 2009
Senior Notes	$200,000	$—	(a)
Senior Subordinated Notes	323,350	—	(a)
Term Loan A	25,036	—	(a)
Term Loan B	66,365	—	(a)
Term Loan C	165,805	—	(a)
Term Loan D	184,300	—	(a)
Term Loan E	88,458	—	(a)
Revolving Credit Facility	60,933	—	(a)
DIP Financing	—	175,000
Capital leases and other borrowings	29,848	29,263

Total debt	1,144,095	204,263
Less: Current portion of long term debt	(94,136)	(18,204)
DIP financing	—	(175,000)

Total long-term debt	$1,049,959	$11,059

(a)	Debt in default is classified as liabilities subject to compromise.

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

The Company had $28,067 of standby letters of credit outstanding under the Revolving Credit Facility as of December 31, 2009.

Default under the Notes and Forbearance Agreements

On June 15, 2009, the Company did not make required interest payments in an aggregate amount of approximately $20,121 due and payable under the Senior Notes and the Senior Subordinated Notes issued by CSA U.S. The Company announced that it would utilize the applicable 30-day grace period on these scheduled interest payments to allow the Company to continue discussions with its lenders and other parties in an effort to increase liquidity and improve the Company’s capital structure. The failure to make the scheduled interest payments did not constitute an event of default at such time under the indentures governing the Notes. However, the failure to make the scheduled interest payments after the expiration of the 30-day grace period did constitute an event of default under the indentures. On July 15, 2009, the Company entered into (i) Senior Notes Forbearance Agreements (the “Senior Notes Forbearance Agreements”) with holders of more than 75% the aggregate principal amount of the outstanding Senior Notes and (ii) a Senior Subordinated Notes Forbearance Agreement (the “Senior Subordinated Notes Forbearance Agreement” and together with the Senior Notes Forbearance Agreements, the “Forbearance Agreements”) with holders of a majority of the aggregate principal amount of the outstanding Senior Subordinated Notes. The Forbearance Agreements provided that the noteholders party to the Forbearance Agreements would not exercise, and would not direct the applicable trustee to exercise, any remedies under the indenture agreements for a defined period of time not to exceed August 14, 2009 with respect to certain defaults resulting from the failure to make the interest payments under the Notes.

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

DIP Credit Agreement

On August 5, 2009, the Bankruptcy Court entered an interim order approving debtor-in-possession financing on an interim basis. Pursuant to this interim order, the Company entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, CSA U.S,, and CSA Canada, various lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received final approval of the Initial DIP Credit Agreement from the Bankruptcy Court on September 1, 2009. The Company received approval of the Initial DIP Credit Agreement from the Canadian Court on August 6, 2009. The Initial DIP Credit Agreement was amended on August 31, 2009 and September 11, 2009. Both amendments primarily updated some post-closing non-U.S. collateral delivery requirements. In addition, on December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”), became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175,000 principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings). The Initial DIP Credit Agreement also provided for an ability to incur up to an aggregate of $25,000 in uncommitted incremental debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Company, on December 18, 2009 the Company entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner. Under the DIP Credit Agreement, the lenders party thereto committed to provide superpriority senior secured term loans to the DIP Borrowers in an aggregate principal amount of up to $175,000 (the “DIP Facility”), subject to certain conditions. The DIP Credit Agreement also provides for an additional uncommitted $25,000 incremental facility, for a total DIP Facility of up to $200,000 (if the incremental facility is requested and committed to by the requisite lenders).

On December 29, 2009, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (and related loan documentation) and the borrowings thereunder. Funding under the DIP Credit Agreement occurred on December 30, 2009, whereby (i) $75,000 was borrowed by CSA U.S., (ii) $50,000 was borrowed by CSA Canada and (iii) $50,000 was borrowed by the German Borrower. All of the proceeds of the borrowings under the DIP Facility, together with cash on hand of the DIP Borrowers, were used to repay all borrowings and amounts outstanding under the Initial DIP Credit Agreement, and to pay related fees and expenses.

The obligations of the DIP Borrowers under the DIP Credit Agreement are guaranteed by the Company and certain of its U.S. and foreign subsidiaries, subject to limitations on guarantees by foreign entities of the obligations of the DIP Borrowers. The obligations under the DIP Credit Agreement and related guarantees are secured by liens on the assets of the Company, the DIP Borrowers and certain of the Company’s U.S. and foreign subsidiaries, subject to limitations on liens granted by foreign entities supporting certain of the obligations of the DIP Borrowers and guarantors. Liens under the DIP Credit Agreement have first priority priming status with respect to substantially all of the assets of the Company, the DIP Borrowers and their subsidiaries in the United States and Canada and are entitled to superpriority administrative expense claim status in the Chapter 11 Cases.

Loans under the DIP Credit Agreement bear interest at a rate per annum equal to (i) LIBOR (with a LIBOR floor of 2%) plus 6% or (ii) a base rate based on the higher of the federal funds overnight rate plus 0.5% and the prime lending rate (with a floor of 3%) plus 5%. Overdue principal and interest bear interest at a default rate of 2% over the applicable rate as determined under the terms of the DIP Credit Agreement. In addition, the DIP Credit Agreement obligates the DIP Borrowers to pay an agency fee and an extension fee to the DIP Agent.

Loans under the DIP Credit Agreement will amortize at a rate of 1% per annum, payable in quarterly installments. The outstanding principal amount of the loans under the DIP Credit Agreement, plus accrued and unpaid interest thereon, will be due and payable in full at maturity, which is the earliest of: (i) August 4, 2010, (ii) the first date on which both a plan of reorganization for each of the Company and its U.S. subsidiaries, which is confirmed by the Bankruptcy Court, and a plan of compromise or arrangement of CSA Canada, which is confirmed by the Canadian Court, in each case providing for the repayment of the obligations under the DIP Credit Agreement, become effective, and (iii) the acceleration of the DIP Facility or termination of the commitments thereunder, including, without limitation, as a result of the occurrence of an event of default. With the consent of the requisite lenders and payment of an extension fee equal to 1% of the outstanding loans and commitments, the DIP Borrowers may at their option extend the maturity date by 90 days if no default exists or would result therefrom. Loans under the DIP Credit Agreement may be prepaid by the DIP Borrowers at any time in whole or in part without premium or penalty (except for customary breakage costs).

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

Amendments to the Pre-Petition Credit Agreement

The Company, CSA U.S., CSA Canada and Cooper-Standard Automotive International Holdings B.V.,a corporation organized under the laws of the Netherlands (the “Dutch Borrower” and together with CSA U.S, and CSA Canada, the “Pre-Petition Borrowers”), entered into the Fifth Amendment and Consent to Credit Agreement, dated July 14, 2009 (the “Fifth Amendment to the Pre-Petition Credit Agreement”), with the lenders party thereto and the Pre-Petition Agent (as defined below), providing for the amendment of the Company’s existing Credit Agreement, dated as of December 23, 2004 (as amended from time to time, the “Pre-Petition Credit Agreement”), to permit, (i) the incurrence of the loans and guarantees and the granting of liens on the assets of the Company and its subsidiaries, pursuant to the Initial DIP Credit Agreement and (ii) the Pre-Petition Credit Agreement administrative agent’s entering into intercreditor agreements and/or amendments to the security and pledge agreements that secure the obligations under the Pre-petition Credit Agreement to provide that any liens incurred pursuant to the Initial DIP Credit Agreement will have priority over the liens under the Pre-Petition Credit Agreement. The Pre-Petition Credit Agreement was amended on December 16, 2009 in connection with the refinancing of the Initial DIP Credit Agreement in the same manner as provided by the Fifth Amendment to the Pre-Petition Credit Agreement except in respect of the DIP Credit Agreement. In addition, the Pre-Petition Credit Agreement was amended on August 18, 2009 to amend and define certain rights and allocations among the lenders party thereto.

Other borrowings at December 31, 2008 and 2009 reflect borrowings under capital leases and local bank lines, including $11,809 and $15,075 of short-term notes payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

The maturities of debt at December 31, 2009 are as follows:

2010	$196,140
2011	3,270
2012	2,979
2013	637
2014	358
Thereafter	879

$204,263

Interest paid on third party debt was $91,764, $95,419 and $57,851 for 2007, 2008, and 2009, respectively.

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

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. Matching contributions under these plans totaled $3,872 in 2007, $2,549 in 2008 and $602 in 2009.

The following tables disclose information related to the Company’s defined benefit pension plans.

	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$255,959	$142,742	$251,791	$113,484
Measurement change service and interest cost	6,393	1,046	—	—
Service cost—employer	10,131	3,439	2,826	2,292
Participant contributions	—	35	—	—
Interest cost	15,516	7,634	15,146	7,146
Actuarial (gain) loss	3,965	(18,968)	18,509	9,071
Amendments	66	—	(227)	—
Benefits paid	(19,767)	(9,384)	(17,294)	(11,721)
Foreign currency exchange rate effect	—	(14,144)	—	7,763
Curtailment/Settlements	(20,472)	(305)	—	361
Acquisitions of MAPS & El Jarudo	—	410	—	—
Other	—	979	—	(5)

Projected benefit obligations at end of period	$251,791	$113,484	$270,751	$128,391

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$225,006	$62,318	$162,645	$41,122
Actual return on plans’ assets	(59,701)	(10,552)	31,414	6,203
Employer contributions	17,107	9,340	9,801	8,826
Participant contributions	—	35	—	—
Benefits paid	(19,767)	(9,384)	(17,294)	(11,721)
Foreign currency exchange rate effect	—	(11,208)	—	6,320
Other	—	573	—	(4)

Fair value of plans’ assets at end of period	$162,645	$41,122	$186,566	$50,746

Funded status of the plans	$(89,146)	$(72,362)	$(84,185)	$(77,645)

Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(210)	$(4,897)	$(12,847)	$(4,418)
Pension benefits (long term)	(88,936)	(72,689)	(71,338)	(77,598)
Other assets	—	5,224	—	4,371

Net amount recognized at December 31	$(89,146)	$(72,362)	$(84,185)	$(77,645)

Included in cumulative other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $ 1,742 ($1,720 net of taxes), unrecognized actuarial losses of $68,570 ($67,539 net of tax) and net transition obligation of $239 ($169 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2010 are $186, $3,495 and $16, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $249,478 and $108,251 at December 31, 2008 and $268,911and $123,131 at December 31, 2009, respectively. As of December 31, 2008, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $27,588 by $5,224. As of December 31, 2009, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $45,920 by $4,371.

During 2008, the Company froze the defined benefits for the US Salaried Plan which resulted in a curtailment gain that reduced the projected benefit obligation for 2008.

Weighted average assumptions used to determine benefit obligations at December 31:

	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.18%	6.35%	5.79%	5.66%
Rate of compensation increase	3.25%	3.22%	3.25%	3.46%

The following table provides the components of net pension expense for the plans:

	2007		2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12,030	$5,500	$10,131	$3,439	$2,826	$2,292
Interest cost	14,390	5,778	15,516	7,634	15,146	7,146
Expected return on plan assets	(16,940)	(3,712)	(18,151)	(4,144)	(13,118)	(2,988)
Amortization of prior service cost, recognized actuarial loss and transistion obligation	240	503	191	453	3,840	201
Curtailment gain/settlement	—	(5,231)	—	—	(159)	(261)
Other	—	—	140	(56)	—	—

Net periodic benefit cost	$9,720	$2,838	$7,827	$7,326	$8,535	$6,390

A curtailment gain of ($779) for the year ended December 31, 2009 included in the table above for one of the Company’s international locations was recorded as a reduction to restructuring expense.

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	2007		2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.75%	4.90%	6.25%	5.53%	6.18%	6.02%
Expected return on plan assets	8.50%	8.00%	8.00%	6.92%	8.00%	7.11%
Rate of compensation increase	3.25%	3.44%	3.25%	3.14%	3.25%	3.34%

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The weighted average asset allocations for the Company’s pension plans at December 31, 2008 and 2009 by asset category are approximately as follows:

	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	37%	45%	41%	53%
Debt securities	28%	54%	23%	47%
Real Estate	5%	0%	3%	0%
Balanced funds(1)	29%	0%	31%	0%
Cash and cash equivalents	1%	1%	2%	0%

	100%	100%	100%	100%

(1)	Invested primarily in equity, fixed income and cash instruments.

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

Plan Assets

Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy). Investments in Balanced Funds are valued at fair value using a market approach and inputs that are directly or indirectly observable (Level 2 input based on the GAAP fair value hierarchy). Investments in Real Estate funds are valued at fair value based on appraisals for each investment fund. The appraisals are considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). The Company’s plan assets include investments in real estate funds of $6,003 as of December 31, 2009. For the year ended December 31, 2009, changes in the fair value of these plan assets were due to unrealized losses of $2,745. For further information on the GAAP fair value hierarchy, see Note 21. “Fair Value of Financial Instruments.”

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2010	$20,799	$7,614	$28,413
2011	14,930	7,424	22,354
2012	15,465	7,313	22,778
2013	15,828	8,400	24,228
2014	16,151	8,285	24,436
2015-2019	88,588	45,048	133,636

The Company estimates it will make cash contributions of approximately $14,800 to its pension plans in 2010.

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

The following tables disclose information related to the Company’s postretirement benefit plans.

	2008		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$66,787	$14,084	$58,905	$9,569
Measurement change service and interest cost	1,293	354	—	—
Service cost	1,471	654	1,307	446
Interest cost	3,751	760	3,493	796
Actuarial loss (gain)	(5,516)	(3,463)	(2,228)	749
Benefits paid	(2,610)	(475)	(2,073)	(486)
Curtailment gain	—	—	(2,433)	(748)
Plan change	(6,271)	—	(94)	—
Other	—	—	159	338
Foreign currency exchange rate effect	—	(2,345)	—	1,664

Benefit obligation at end of year	$58,905	$9,569	$57,036	$12,328

Funded status of the plans	$(58,905)	$(9,569)	$(57,036)	$(12,328)

Net amount recognized at December 31	$(58,905)	$(9,569)	$(57,036)	$(12,328)

Included in cumulative other comprehensive loss at December 31, 2009 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $ 11,071 ($11,319 net of tax) and unrecognized actuarial gains of $26,316 ($25,889 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2010 are ($1,822) and ($1,527), respectively.

During 2008 plan changes were made to four of the plans. These changes resulted in a decrease of $6,271 in projected benefit obligation at December 31, 2008.

The following table provides the components of net periodic expense for the plans:

	2007	2008	2009
Service cost	$2,509	$2,125	$1,753
Interest cost	4,901	4,511	4,289
Amortization of prior service credit and recognized actuarial gain	(908)	(2,895)	(3,290)
Curtailment gain	—	—	(3,404)
Other	—	—	160

Net periodic benefit cost	$6,502	$3,741	$(492)

The curtailment gain for the year ended December 31, 2009 in the table above was recorded as a reduction to restructuring expense.

The weighted average assumed discount rate used to determine domestic benefit obligations was 6.10% and 5.80% at December 31, 2008 and 2009, respectively. The weighted-average assumed discount rate used to determine domestic net periodic expense was 5.75%, 6.25%, and 6.10% for 2007, 2008, and 2009, respectively.

The weighted average assumed discount rate used to determine international benefit obligations was 7.50% and 6.80% at December 31, 2008 and 2009, respectively. The weighted-average assumed discount rate used to determine domestic net periodic expense was 5.25%, 5.50%, and 7.50% for 2007, 2008, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

At December 31, 2009, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 8.82% for 2010 for the U.S. and 9.0% for Non-U.S. with both grading down over time to 5.0% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$301	$(241)
Effect on projected benefit obligations	2,609	(2,152)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2010	$3,072	$546	$3,618
2011	3,257	551	3,808
2012	3,391	561	3,952
2013	3,520	584	4,104
2014	3,643	589	4,232
2015 - 2019	20,537	3,194	23,731

Other post retirement benefits recorded in our consolidated balance sheets include $11,725 and $10,429 as of December 31, 2008 and 2009, respectively, for termination indemnity plans for two of our European locations.

13. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for non-controlling interests are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Domestic	$(182,579)	$(124,515)	$(285,177)
Foreign	65,119	31,290	(126,697)

	$(117,460)	$(93,225)	$(411,874)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The Company’s provision (benefit) for income taxes consists of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Current
Federal	$5,047	$2,293	$(7,267)
State	212	701	417
Foreign	28,983	12,256	(12,039)

Deferred
Federal	—	—	—
State	(954)	—	—
Foreign	(342)	14,045	(36,797)

	$32,946	$29,295	$(55,686)

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Tax at U.S. statutory rate	$(41,111)	$(32,629)	$(144,156)
State and local taxes	(4,732)	(1,359)	(5,999)
Tax credits	(9,675)	(6,995)	(11,433)
Goodwill Impairment	50,024	8,099	50,712
Worthless security deduction	(23,947)	—	—
Liquidation of foreign subsidiary	—	17,703	—
US-Canada APA Settlement	—	—	7,132
Effect of tax rate changes	4,891	(1,304)	(260)
Foreign withholding taxes	5,176	2,529	861
Effect of foreign tax rates	(4,130)	(6,828)	(1,141)
Valuation allowance	51,788	45,154	39,898
Other, net	4,662	4,925	8,700

Income tax provision (benefit)	$32,946	$29,295	$(55,686)

Effective income tax rate	(28.0)%	(31.4)%	13.5%

Payment for income taxes net of refunds in 2007, 2008, and 2009 was $20,622, $25,797 and ($1,006) respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2008	2009
Deferred tax assets:
Postretirement and other benefits	$73,339	$68,398
Capitalized expenditures	12,765	10,892
Net operating loss and tax credit carryforwards	179,923	193,817
All other items	38,741	36,518

Total deferred tax assets	304,768	309,625

Deferred tax liabilities:
Property, plant and equipment	(39,071)	(38,990)
Intangibles	(77,098)	—
All other items	(2,497)	(12,129)

Total deferred tax liabilities	(118,666)	(51,119)

Valuation allowances	(175,215)	(210,650)

Net deferred tax assets (liabilities)	$10,887	$47,856

The net deferred taxes in the consolidated balance sheet are as follows:

	2008	2009
Current Assets	$9,078	$7,239
Non-Current Assets	32,508	58,555
Current Liabilities	(2,434)	(10,063)
Non-Current Liabilities	(28,265)	(7,875)

	$10,887	$47,856

At December 31, 2009, the U.S. has operating loss carryforwards of $83,400 with expiration dates beginning in 2027. The Company’s foreign subsidiaries, primarily in France, Brazil, Germany, UK and Australia, have operating loss carryforwards aggregating $124,500 with indefinite expiration periods while Spain has an operating loss carryforward of $14,700 with expiration dates beginning in 2010. Other foreign subsidiaries in China, India, Mexico, Italy, Netherlands, Belgium, Czech Republic and Korea have operating losses aggregating $64,900, with expiration dates beginning in 2013. The Company’s Polish subsidiaries have special economic zone credits totaling $26,200. The Company’s Czech Republic subsidiary has an income tax incentive totaling $5,800. The U.S. foreign tax credit and research tax credit carryforwards are $36,400 and $16,700 respectively, with expiration dates beginning in 2015 and 2023. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $22,000 with expiration dates beginning in 2010.

During 2009, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2009, our U.S. valuation allowance increased by $33,100, primarily related to operating losses incurred in the United States during 2009, offset by reductions in tax attributes resulting from the settlement of the U.S. and Canadian Advanced Pricing Agreement. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them. Effective January 1, 2009, with the adoption of ASC Topic 805 the benefit of the reversal of the valuation allowances on pre-acquisition contingencies will be included as a component of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Deferred income taxes have not been provided on approximately $300,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the 2004 Acquisition. During March 2008 the Company became aware of a potentially favorable settlement of the pending bi-lateral Advance Pricing Arrangement (“APA”) negotiations between the United States (US) and Canada relating to the periods 2000—2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009, the US and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. On June 23, 2009, the final Canadian bi-lateral Advance Pricing Agreement with the Company was completed and signed. The settlement of the bi-lateral APA results in income tax refunds to Cooper-Standard Automotive Canada for the years 2000—2007 of up to $88,000 Canadian dollars. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company (“CTR”) dated September 16, 2004, CTR has a claim against the Company for the amount of tax refunds received by Cooper-Standard Automotive Canada relating to the years 2000—2004. Refunds received from the Canadian government will be based on the preparation of amended tax returns for the years 2000—2007. The settlement of the APA should also result in a corresponding increase to the US taxable income of CSA for the years 2005—2007, but is not expected to result in any significant cash payment as the increased U.S. tax liability will be largely offset by existing tax credit carryforwards. On July 27, 2009, Cooper Standard Automotive Canada received approximately CAD $80,000 which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA.

The Company, CSA U.S. and CSA Canada (collectively, the “Defendants”) were named as defendants in an adversary proceeding (Case No. 09-52014 (PJW)) initiated by Cooper Tire & Rubber Company and Cooper Tire Rubber & Company UK Limited (together, “CTR”) in the Bankruptcy Court on August 19, 2009 (the “CTR Adversary Proceeding”). CTR’s complaint had sought a declaratory judgment that CTR was entitled to a portion of the CAD$80,000 tax refund received by CSA Canada from the Canadian government on July 27, 2009 and a portion of all future refunds received by CSA Canada, in each case relating to the period prior to the Company’s 2004 Acquisition. CTR also sought imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000 through 2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against CSA Canada in the Chapter 11 Cases and ordering all income tax refunds received by CSA Canada after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, CSA U.S. and CSA Canada. It is the Company’s belief that CTR’s right to tax refunds for pre-acquisition periods is that of a general unsecured creditor and is subject to the general rules and processes of the Chapter 11 Cases. In connection with the CTR Adversary Proceedings, the Defendants, CTR and the Creditors’ Committee entered into an Agreement Concerning Terms and Conditions of a Compromise and Settlement, dated March 17, 2010 (the “CTR Settlement Agreement”). Under the terms of the CTR Settlement Agreement, which is subject to Bankruptcy Court approval CTR agreed to dismiss its complaint in the Bankruptcy Court with prejudice and claim no further entitlement to the tax refunds. The Defendants agreed to, among other things, (i) pay CTR approximately $17,600 in cash and (ii) to obtain a release of CTR’s obligations in connection with a guarantee of one of the Company’s leases or, alternatively, provide a letter of credit in favor of CTR, in the initial amount of $7,000 (but declining by $1,000 per year for seven years) to reimburse CTR for any amounts that it is required to pay the Company’s landlord on account of such guarantee. The Defendants and CTR have also granted general mutual releases to each other with respect to claims and liabilities under the purchase agreement governing the 2004 Acquisition and other claims and liabilities, subject to certain exceptions relating to certain continuing indemnification obligations. As noted above, the effectiveness of the CTR Settlement Agreement is subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing on April 15, 2010 to consider the settlement.

At December 31, 2009, the Company has $3,218 ($3,654 including interest and penalties) of total unrecognized tax benefits. Of this total, $1,236 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would effect the effective tax rate due to the impact of valuation allowances and the impact of Cooper Tire indemnifying substantially all income tax liabilities resulting from periods prior to the 2004 Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Balance as of January 1	$4,021	$3,930	$4,728
Tax Positions related to the current period
Gross Additions	568	411	255
Gross Reductions	—	—	—
Tax Positions related to prior years
Gross Additions	167	1,127	—
Gross Reductions	—	(244)	(1,086)
Settlements	(362)	(32)	(59)
Lapses on Statutes of Limitations	(464)	(464)	(620)

Balance as of December 31	$3,930	$4,728	$3,218

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all income tax liabilities related to periods prior to the 2004 Acquisition. Subsequently, in the United States, all Internal Revenue Service examinations prior to the 2004 Acquisition are the responsibility of Cooper Tire; therefore the Company is not subject to U.S. federal, state, or local tax examinations for years ending December 23, 2004 and prior. The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2005 and 2006 during 2009. The only material adjustments were those related to the US and Canada Advanced Pricing Agreement. It is anticipated that an examination of the Company’s U.S. income tax returns for 2007 and 2008 will begin during Q1 of 2010. The Company’s foreign subsidiaries are legally required to comply with the statute of limitations in each jurisdiction; however the Company is indemnified against substantially all income tax liabilities that may result from periods prior to the 2004 Acquisition. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2002.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. At December 31, 2009, the Company has recorded $436 in liabilities for tax related interest and penalties on its Consolidated Balance Sheet.

14. Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $22,303, $23,331, and $21,570 for 2007, 2008, and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Future minimum payments for all non-cancelable operating leases are as follows:

2010	$14,546
2011	12,097
2012	9,715
2013	8,527
2014	6,713
Thereafter	19,981

15. Accumulated Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) in the accompanying balance sheets consists of:

	2007	2008	2009
Cumulative currency translation adjustment	$57,505	$(1,424)	$24,474
Benefit plan liability	23,977	(28,540)	(33,159)
Tax effect	916	(181)	939

Net	24,893	(28,721)	(32,220)
Fair value change of derivatives	(16,748)	(32,685)	(22,742)
Tax effect	3,338	3,294	(549)

Net	(13,410)	(29,391)	(23,291)

	$68,988	$(59,536)	$(31,037)

The adoption of ASC Topic 810 resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of stockholders’ equity on the accompanying consolidated balance sheets. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statement of operations. This reclassification has no effect on our previously reported results of operations.

16. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $12,593 and $19,252 at December 31, 2008 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

17. Other Income (Expense), net

The components of Other Income (Expense) for the years 2007, 2008, and 2009 are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Foreign currency gains (losses)	$(454)	$(845)	$4,455
Gain on debt repurchase	—	1,696	9,096
Loss on disposal of fixed assets	(14)	—	—
Interest rate swaps	—	—	(2,414)
Loss on sale of receivables	—	(2,219)	(1,218)

Other income (expense)	$(468)	$(1,368)	$9,919

Prior year amounts related to noncontrolling interest (minority interest) historically reflected as a component of other income (expense) have been reclassified to conform to current year presentation as required by ASC Topic 810. The adoption of ASC Topic 810 resulted in the reclassification of amounts being reported as minority interest, totaling $587 and ($1,069), for the years ended December 31, 2007 and 2008, respectively, being shown separately from net income (loss) in the accompanying consolidated statement of operations.

18. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $30,941, $26,658, and $21,705, in 2007, 2008, and 2009, respectively. In 2008, the Company received from NISCO a dividend of $5,000 all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd, a 20% owned joint venture, totaled $5,041, $1,313 and $4,204 in 2007, 2008 and 2009, respectively.

In connection with the MAPS acquisition, the Company received $15,000 of capital contributions from each of its two Sponsors and their respective affiliates in 2007. The Company also paid $625 of transaction advisory fees to each of its two Sponsors in 2007.

19. Capital Stock and Stock Options

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards to employees and directors. As of December 31, 2008 and 2009, the Company had 423,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain employees and directors to purchase 192,615 and 168,017 shares of common stock, respectively, at a price of $100 per share, which was determined by the Company to be fair market value. In addition, there are also outstanding options granted to certain employees and directors to purchase 27,000 shares of common stock at a price of $120 per share. These options have a ten-year life. Of the options outstanding as of December 31, 2008 and 2009, options covering 165,239 and 140,641 shares of common stock, respectively, were granted upon the closing of the 2004 Acquisition or in the first year thereafter. During 2009, options covering 24,598 of these shares were forfeited. These options were issued prior to the effective date of ASC Topic 718 and therefore are accounted for in accordance with APB No. 25 and no stock compensation is required to be recognized. Of the 140,641 options outstanding at December 31, 2009, 108,326 are vested with a weighted average remaining contractual term of 5 years. A summary of option transactions for the years ended 2007, and 2008 for options that were granted after the effective date of ASC Topic 718 is shown below:

	2007		2008		2009
	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price	Options	Wtd. Avg. Ex. Price
Outstanding at Beginning of Year	4,025	$100.00	29,487	$100.00	54,376	$109.93
Granted	25,462	$100.00	27,000	$120.00	—	$—
Cancelled	—	$—	(655)	$100.00	—	$—
Forfeited	—	$—	(1,456)	$100.00	—	$—

Outstanding at End of Year	29,487	$100.00	54,376	$109.93	54,376	$109.93

Exercisable at End of Year	4,264	$100.00	24,566	$108.01	38,960	$110.10

Weighted Average Fair Value of Options Granted	$46.02		$42.39		$—

Weighted Average Remaining Contractual Life (years):
Outstanding at End of Year	9.2		8.7		7.7
Exercisable at End of Year	9.2		8.6		7.8

Stock compensation expense totaling $561, $635 and $699 has been recognized in 2007, 2008, and 2009, respectively for these options.

One-half of the options granted to employees in the initial one-year period following the 2004 Acquisition vest on a time basis, 20% per year over five years; the remaining one-half vest on a performance basis at a rate of between 0% and 20% per year, depending on the extent to which established performance targets are attained, with 85% attainment of performance targets being the threshold for any vesting. Performance-based options granted during this period are subject to certain acceleration provisions and, regardless of the achievement of performance targets in any year, may vest in full in the event of a transaction in which the Company’s Sponsors realize an internal rate of return of at least 20% on their investment in the Company, or may vest in full 8 years following the date of grant if the Compensation Committee determines that certain accounting treatment would be required in the absence of such vesting. The same principles apply in the case of options granted after this initial period but before 2008, except that only the last three years of the five-year period applicable to options granted in the initial period are taken into account, and vesting occurs in increments of 33% rather than 20%. With respect to options granted in 2008, two-thirds of the options vest on a time basis at a rate of 50% per year over two years and the remaining one-third were eligible for vesting based on the performance of the Company in 2008. Options granted to employees covering 131,403 and 140,685 shares were vested as of December 31, 2008 and 2009, respectively. All of the options granted to directors vest on a time basis, 20% per year over five years in the case of options granted before 2008, and 50% per year over two years in the case of options granted in 2008. Options granted to directors covering an aggregate of 3,700 and 6,600 shares were vested as of December 31, 2008 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method. The risk free rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected option life, on the date the stock options were granted. Fair value for the shares that are accounted for under ASC Topic 718 was estimated at the date of the grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	2007	2008
Expected volatility	40.00%	34.00%
Dividend yield	0.00%	0.00%
Expected option life	6.0 years	5.5 years
Risk-free rate	4.50%	2.40% - 2.65%

No options were granted during 2009.

The Company also maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. In December 2006, a new plan feature referred to as the “Management Stock Purchase Plan” was established which provides participants the opportunity to “purchase” Company stock units with income deferred under the deferred compensation plan at a price based on the fair value of Company common stock determined on a semi-annual basis by the Compensation Committee of the Company’s Board of Directors. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to plan provisions which allow for an annual cap on the aggregate number of matching stock units, which the Compensation Committee may apply in its discretion. On December 31, 2009, approximately 37,417 Company stock units at $50 per unit were outstanding under this plan, subject to certain adjustments based on net actual incentive payments. Approximately 18,658 of these stock units are matching stock units that generally vest ratably over a three year period. As of December 31, 2009, approximately 11,646 units were vested. In accordance with ASC Topic 718, for units granted to retirement eligible employees, compensation expense must be recognized immediately, since employees meeting eligibility for retirement would be immediately vested in this plan upon leaving employment. Compensation expense related to Company stock units equaled $988, $629, and $662, in 2007, 2008, and 2009, respectively.

20. Business Segments

During 2007, the Company began managing its operations through three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis segment which was in line with the internal management structure. The Company continued to report its operating results in three business segments for all of 2008 and the first quarter of 2009.

On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis and Fluid Systems operating divisions and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s operating structure as well as reporting segments, has changed, and the Company revised its segment disclosures beginning with the second quarter of 2009 from the three previously used reportable segments to two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). Prior periods have been revised to conform to the current period presentation. The Company recognized a charge of $7,800 and $18,656 in 2008 and 2009, related to this realignment. See Note 6. “Restructuring” for discussions on the restructuring. Due to this segment revision, the Company has also revised the previously reported amounts in Note 9, “Goodwill and Intangibles,” to conform to the new segment presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in two segments.

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

The following table details information on the Company’s business segments:

	For the Year Ended
	2007	2008	2009
Sales to external customers
North America	$1,526,458	$1,244,423	$910,306
International	984,695	1,350,154	1,034,953

Consolidated	$2,511,153	$2,594,577	$1,945,259

Intersegment sales
North America	$5,528	$3,687	$4,377
International	12,363	11,585	5,467
Eliminations and other	(17,891)	(15,272)	(9,844)

Consolidated	$—	$—	$—

Segment profit
North America	$(86,723)	$(36,662)	$(246,015)
International	(30,737)	(56,563)	(165,859)

Income before income taxes	$(117,460)	$(93,225)	$(411,874)

Depreciation and amortization expense
North America	$85,617	$77,135	$60,192
International	46,788	59,199	49,240
Eliminations and other	3,644	3,771	4,345

Consolidated	$136,049	$140,105	$113,777

Capital expenditures
North America	$45,738	$27,565	$14,194
International	58,263	54,783	30,076
Eliminations and other	3,254	9,777	1,843

Consolidated	$107,255	$92,125	$46,113

Segment assets
North America		$938,946	$694,442
International		791,531	877,971
Eliminations and other		87,774	164,994

Consolidated		$1,818,251	$1,737,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

Net interest expense (income) included in segment profit for North America totaled $40,430, $45,831 and $31,013 for the years ended December 31, 2007, 2008 and 2009, respectively. International totaled $49,147, $47,063 and $33,320 for the years ended December 31, 2007, 2008 and 2009, respectively.

Restructuring costs included in segment profit for North America totaled $9,360, $13,356 and $8,624 for the years ended December 31, 2007, 2008 and 2009, respectively. International restructuring costs totaled $17,026, $24,944 and $23,787 for the years ended December 31, 2007, 2008 and 2009, respectively.

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	2007	2008	2009
Revenues
United States	$857,051	$668,500	$516,411
Canada	380,793	304,652	175,670
Mexico	288,614	271,271	218,225
Germany	324,305	440,393	277,859
Other	660,390	909,761	757,094

Consolidated	$2,511,153	$2,594,577	$1,945,259

Tangible long-lived assets
United States		$167,287	$138,098
Canada		50,773	48,450
Mexico		55,295	54,363
Germany		108,608	102,796
Other		242,024	242,472

Consolidated		$623,987	$586,179

Sales to customers of the Company which contributed ten percent or more of its total consolidated Sales and the related percentage of consolidated Company sales for 2007, 2008, and 2009 are as follows:

Customer	2007 Percentage of Combined Sales	2008 Percentage of Combined Sales	2009 Percentage of Combined Sales
Ford	27%	25%	31%
General Motors	20%	16%	14%

21. Fair Value of Financial Instruments

Fair values of the Senior Notes and the Senior Subordinated Notes approximated $146,900 and $256,106 at December 31, 2008 and December 31, 2009 based on quoted market prices, compared to the recorded values totaling $523,350 and $505,300, respectively. Fair values of the Term Loans approximated $247,600 and $512,828 at December 31, 2008 and December 31, 2009, based on quoted market prices, compared to the recorded values totaling $530,000 and $520,637, respectively. The fair value of the DIP financing approximated $177,188 at December 31, 2009, based on quoted market prices, compared to the recorded value totaling $175,000 at December 31, 2009.

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

Derivative Instruments and Hedging Activities

The failure to make the scheduled interest payments on the Senior Notes and Senior Subordinated Notes and the expiration of the applicable 30-day period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of Cooper-Standard Automotive, Inc., Cooper-Standard Automotive Canada, Limited and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. Certain interest rate, foreign exchange and commodity swap derivatives that were designated under ASC 815 as cash flow hedges were terminated for the purposes of ASC 815 as a result of the failure to make the interest payment and in anticipation of the termination events. The value of these terminated derivatives, totaling $18,090, is classified as liabilities subject to compromise. The amounts in accumulated other comprehensive income at termination were frozen and will be recognized at the time the Company emerges from bankruptcy to the statement of operations over the remaining life of the underlying exposures.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Euro. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2009, $(30) was reclassified from AOCI into cost of products sold.

For the forward contracts terminated as cash flow hedges for the year ended December 31, 2009, $4,838 was reclassified from AOCI into cost of products sold.

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of December 31, 2009, the USD notional amount of this contract was $9,508. At December 31, 2009, the fair value before taxes of the Company’s interest rate swap contract was $(406) and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in accumulated other comprehensive income (loss) (AOCI), net of deferred taxes. For the year ended December 31, 2009, $146 was reclassified from AOCI into interest expense. The amount to be reclassified in the next twelve months is expected to be approximately $(204).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

For interest rate swaps terminated as cash flow hedges, $(22,912) is recognized in OCI as of December 31, 2009. For the year ended December 31, 2009, $6,807 was reclassified from AOCI into interest expense and for the year ended December 31, 2009, $2,414 was reclassified from AOCI to other expense (income).

Commodity price hedges – The Company has exposure to the prices of commodities in the procurement of certain raw materials. The primary purpose of the Company’s commodity price hedging activities is to manage the volatility associated with these forecasted purchases. The Company primarily utilized forward contracts with maturities of less than 24 months, which were accounted for as cash flow hedges. These instruments were intended to offset the effect of changes in commodity prices on forecasted inventory purchases. As of December 31, 2009, these forward contracts have been terminated as cash flow hedges. For the year ended December 31, 2009, $3,774 was reclassified from AOCI to cost of products sold.

Fair Value Measurements

ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2009, are shown below:

Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(406)	$—	$—	$(406)

Total	$(406)	$—	$—	$(406)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the year ended December 31, 2009, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2009	$22,370
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	18,306
Included in other comprehensive income	(7,310)
Purchases, issuances, and settlements	(14,870)
Terminated hedges	(18,090)

Ending Balance as of December 31, 2009	$406

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$18,306
Change in unrealized (gains) or losses relating to assets still held at the reporting date	—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2. “Summary of Significant Accounting Policies,” Note 6. “Restructuring,” Note 8. “Property, Plant and Equipment” and Note 9. “Goodwill and Intangibles.”

22. Selected Quarterly Information (Unaudited)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$756,021	$765,639	$599,656	$473,261
Gross profit	119,119	117,989	62,484	34,922
Consolidated net income (loss)	15,705	11,403	(32,808)	(116,820)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	15,672	11,587	(32,595)	(116,115)

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$401,768	$448,046	$517,842	$577,603
Gross profit	37,832	55,287	82,067	91,120
Consolidated net income (loss)	(55,277)	(349,344)	10,666	37,767
Net income (loss) attributable to Cooper-Standard Holdings Inc.	(54,966)	(349,340)	10,847	37,397

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

23. Sale Leaseback Transaction

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

24. Guarantor and Non-Guarantor Subsidiaries

In connection with the December 2004 acquisition by the Company of the automotive segment of Cooper Tire & Rubber Company, Cooper-Standard Automotive Inc. (for purpose of this Note 24, the “Issuer”), a wholly-owned subsidiary, issued the Senior Notes and Senior Subordinated Notes with a total principal amount of $550,000. Cooper-Standard Holdings Inc. (the “Parent”) and all wholly-owned domestic subsidiaries of the Issuer (the “Guarantors”) unconditionally guarantee the notes. The following consolidated financial data provides information regarding the financial position, results of operations and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$456.8	$713.9	$1,464.3	$(123.8)	$2,511.2
Cost of products sold	—	411.9	571.8	1,254.2	(123.8)	2,114.1
Selling, administration, & engineering expenses	—	103.0	51.8	67.3	—	222.1
Amortization of intangibles	—	21.5	2.8	7.6	—	31.9
Impairment charges	—	143.0	3.4	—	—	146.4
Restructuring	—	6.3	1.1	19.0	—	26.4

Operating profit (loss)	—	(228.9)	83.0	116.2	—	(29.7)
Interest expense, net of interest income	—	(76.2)	—	(13.3)	—	(89.5)
Equity earnings	—	(0.3)	2.3	0.2	—	2.2
Other income (expense)	—	41.5	0.2	(42.2)	—	(0.5)

Income (loss) before income taxes	—	(263.9)	85.5	60.9	—	(117.5)
Provision for income tax expense (benefit)	—	20.3	(15.3)	27.9	—	32.9

Income (loss) before equity in income (loss) of subsidiaries	—	(284.2)	100.8	33.0	—	(150.4)
Equity in net income (loss) of subsidiaries	(150.4)	133.8	—	—	16.6	—

Consolidated net income (loss)	(150.4)	(150.4)	100.8	33.0	16.6	(150.4)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(150.4)	$(150.4)	$100.8	$32.4	$16.6	$(151.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$381.0	$553.7	$1,759.1	$(99.2)	$2,594.6
Cost of products sold	—	347.7	465.4	1,546.2	(99.2)	2,260.1
Selling, administration, & engineering expenses	—	87.8	40.7	103.2	—	231.7
Amortization of intangibles	—	20.5	2.3	8.2	—	31.0
Impairment charges	—	24.7	2.3	6.4	—	33.4
Restructuring	—	5.4	4.2	28.7	—	38.3

Operating profit (loss)	—	(105.1)	38.8	66.4	—	0.1
Interest expense, net of interest income	—	(77.8)	—	(15.1)	—	(92.9)
Equity earnings	—	(4.4)	3.4	1.9	—	0.9
Other income (expense)	—	27.2	(0.9)	(27.7)	—	(1.4)

Income (loss) before income taxes	—	(160.1)	41.3	25.5	—	(93.3)
Provision for income tax expense (benefit)	—	4.1	(1.1)	26.3	—	29.3

Income (loss) before equity in income (loss) of subsidiaries	—	(164.2)	42.4	(0.8)	—	(122.6)
Equity in net income (loss) of subsidiaries	(122.6)	41.6	—	—	81.0	—

Consolidated net income (loss)	(122.6)	(122.6)	42.4	(0.8)	81.0	(122.6)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	1.1	—	1.1

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(122.6)	$(122.6)	$42.4	$0.3	$81.0	$(121.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$333.9	$404.6	$1,286.1	$(79.3)	$1,945.3
Cost of products sold	—	288.1	326.9	1,143.3	(79.3)	1,679.0
Selling, administration, & engineering expenses	—	77.4	30.4	91.7	—	199.5
Amortization of intangibles	—	10.2	0.9	3.9	—	15.0
Impairment charges	—	240.7	31.6	91.2	—	363.5
Restructuring	—	4.3	1.0	27.1	—	32.4

Operating profit (loss)	—	(286.8)	13.8	(71.1)	—	(344.1)
Interest expense, net of interest income	—	(51.8)	—	(12.5)	—	(64.3)
Equity earnings	—	0.1	1.5	2.4	—	4.0
Reorganization items, net	—	(17.4)	—	—	—	(17.4)
Other income (expense), net	—	23.4	(1.4)	(12.1)	—	9.9

Income (loss) before income taxes	—	(332.5)	13.9	(93.3)	—	(411.9)
Provision for income tax expense (benefit)	—	65.0	(2.7)	(118.0)	—	(55.7)

Income (loss) before equity in income
(loss) of subsidiaries	—	(397.5)	16.6	24.7	—	(356.2)
Equity in net income (loss) of subsidiaries	(356.2)	41.3	—	—	314.9	—

Consolidated net income (loss)	(356.2)	(356.2)	16.6	24.7	314.9	(356.2)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	0.1	—	0.1

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$(356.2)	$(356.2)	$16.6	$24.8	$314.9	$(356.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$40.0	$—	$71.5	$—	$111.5
Accounts receivable, net	—	49.2	63.0	221.5	—	333.7
Inventories	—	17.1	21.2	78.7	—	117.0
Prepaid Expenses	—	(1.1)	0.6	19.7	—	19.2
Other	—	27.8	2.7	11.7	—	42.2

Total current assets	—	133.0	87.5	403.1	—	623.6
Investments in affiliates and intercompany accounts, net	15.2	315.4	599.5	161.4	(1,058.1)	33.4
Property, plant, and equipment, net	—	70.3	118.5	435.2	—	624.0
Goodwill	—	194.1	17.3	33.6	—	245.0
Other assets	—	149.4	17.1	125.8	—	292.3

	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$43.5	$—	$50.6	$—	$94.1
Accounts payable	—	36.4	25.0	131.6	—	193.0
Accrued liabilities	—	65.6	6.7	92.3	—	164.6

Total current liabilities	—	145.5	31.7	274.5	—	451.7
Long-term debt	—	957.5	—	92.5	—	1,050.0
Other long-term liabilities	—	165.0	6.7	125.2	—	296.9

	—	1,268.0	38.4	492.2	—	1,798.6
Total Cooper-Standard Holdings Inc. equity (deficit)	15.2	(405.8)	801.5	662.4	(1,058.1)	15.2
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	15.2	(405.8)	801.5	666.9	(1,058.1)	19.7

Total liabilities and equity (deficit)	$15.2	$862.2	$839.9	$1,159.1	$(1,058.1)	$1,818.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$91.5	$0.7	$288.1	$—	$380.3
Accounts receivable, net	—	54.3	61.0	240.2	—	355.5
Inventories	—	16.4	22.9	72.3	—	111.6
Prepaid Expenses	—	3.4	0.4	18.4	—	22.2
Other	—	42.8	0.5	33.1	—	76.4

Total current assets	—	208.4	85.5	652.1	—	946.0
Investments in affiliates and intercompany accounts, net	(311.0)	580.2	660.4	(197.6)	(696.0)	36.0
Property, plant, and equipment, net	—	65.5	94.1	426.6	—	586.2
Goodwill	—	87.7	—	—	—	87.7
Other assets	—	11.2	3.7	66.6	—	81.5

	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$75.0	$—	$118.2	$—	$193.2
Accounts payable	—	37.4	14.2	114.7	—	166.3
Accrued liabilities	—	41.4	5.9	111.3	—	158.6

Total current liabilities	—	153.8	20.1	344.2	—	518.1
Liabilities subject to compromise	69.1	1,077.9	2.8	112.1	—	1,261.9
Long-term debt	—	—	—	11.1	—	11.1
Other long-term liabilities	—	141.3	6.4	105.1	—	252.8

	69.1	1,373.0	29.3	572.5	—	2,043.9
Total Cooper-Standard Holdings Inc. equity (deficit)	(380.1)	(420.0)	814.4	370.7	(696.0)	(311.0)
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	(380.1)	(420.0)	814.4	375.2	(696.0)	(306.5)

Total liabilities and equity (deficit)	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(56.4)	$28.2	$213.6	$—	$185.4
INVESTING ACTIVITIES
Property, plant, and equipment	—	(12.6)	(18.6)	(76.1)	—	(107.3)
Acquisition of businesses, net of cash acquired	—	—	(10.0)	(148.7)	—	(158.7)
Gross proceeds from sale-leaseback transaction	—	—	—	4.8	—	4.8
Other	—	0.1	—	1.1	—	1.2

Net cash used in investing activities	—	(12.5)	(28.6)	(218.9)	—	(260.0)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	60.0	—	—	—	60.0
Increase/(decrease) in short term debt	—	1.4	—	4.8	—	6.2
Principal payments on long-term debt	—	(2.7)	—	(34.9)	—	(37.6)
Debt issuance costs	—	(2.9)	—	(0.2)	—	(3.1)
Equity Contributions	—	30.0	—	—	—	30.0
Other	—	(0.5)	—	—	—	(0.5)

Net cash provided by (used in) financing activities	—	85.3	—	(30.3)	—	55.0
Effects of exchange rate changes on cash	—	4.3	—	(0.1)	—	4.2
Changes in cash and cash equivalents	—	20.7	(0.4)	(35.7)	—	(15.4)
Cash and cash equivalents at beginning of period	—	21.9	0.4	34.0	—	56.3

Cash and cash equivalents at end of period	$—	$42.6	$—	$(1.7)	$—	40.9

Depreciation and amortization	$—	$40.8	30.8	$64.4	$—	$136.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$0.5	$(24.0)	$12.2	$147.8	$—	$136.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(9.1)	(12.5)	(70.6)	—	(92.2)
Gross proceeds from sale-leaseback transaction	—	—	—	8.6	—	8.6
Other	—	4.1	0.3	5.3	—	9.7

Net cash used in investing activities	—	(5.0)	(12.2)	(56.7)	—	(73.9)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	35.8	—	1.2	—	37.0
Principal payments on long-term debt	—	(2.9)	—	(13.6)	—	(16.5)
Repurchase of bonds	—	(5.3)	—	—	—	(5.3)
Other	(0.5)	(0.5)	—	(0.1)	—	(1.1)

Net cash provided by (used in) financing activities	(0.5)	27.1	—	(12.5)	—	14.1
Effects of exchange rate changes on cash	—	(0.7)	—	(5.4)	—	(6.1)
Changes in cash and cash equivalents	—	(2.6)	—	73.2	—	70.6
Cash and cash equivalents at beginning of period	—	42.6	—	(1.7)	—	40.9

Cash and cash equivalents at end of period	$—	$40.0	$—	$71.5	$—	$111.5

Depreciation and amortization	$—	$37.7	$24.8	$77.6	$—	$140.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(32.3)	$9.1	$153.1	$—	$129.9
INVESTING ACTIVITIES
Property, plant, and equipment	—	(4.3)	(7.0)	(34.8)	—	(46.1)
Fixed asset proceeds	—	—	0.2	0.4	—	0.6

Net cash used in investing activities	—	(4.3)	(6.8)	(34.4)	—	(45.5)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	81.7	—	96.5	—	178.2
Principal payments on long-term debt	—	(2.3)	—	(9.3)	—	(11.6)
Repurchase of bonds	—	(0.7)	—	—	—	(0.7)
Other	—	10.5	(1.7)	(8.6)	—	0.2

Net cash provided by (used in) financing activities	—	89.2	(1.7)	78.6	—	166.1
Effects of exchange rate changes on cash	—	(1.1)	0.1	19.3	—	18.3
Changes in cash and cash equivalents	—	51.5	0.7	216.6	—	268.8
Cash and cash equivalents at beginning of period	—	40.0	—	71.5	—	111.5

Cash and cash equivalents at end of period	$—	$91.5	$0.7	$288.1	$—	$380.3

Depreciation and amortization	$—	$26.8	$22.3	$64.7	$—	$113.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share amounts)

25. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At December 31, 2008 and 2009, the Company had $43,544 and $ 39,703, respectively of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the year ended December 31, 2008 and 2009 of $2,219 and $950, respectively; this amount is recorded in other income (expense) in the consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

In addition, during the second quarter of 2009, the Company elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department. The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler LLC (“Chrysler”) and General Motors Corporation (“GM”) U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company has been designated by both Chrysler and GM as an eligible supplier. During the year ended December 31, 2009, the Company received payments of $8,936 and incurred charges of $268 which is recorded in other income (expense) in the consolidated statements of operations.

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

26. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2010, the date the financial statements were issued.

On March 17, 2010 Cooper-Standard Holdings Inc., CSA U.S., and CSA Canada and CTR entered into the CTR Settlement Agreement. See Note 13. “Income Taxes” for a discussion of the settlement agreement reached between the Company, Cooper-Standard Automotive Inc. and the Canadian Debtor and CTR on March 17, 2010 in respect of tax refunds received by Cooper-Standard Automotive Canada relating to the years 2000 through 2004.

On February 1, 2010, the Debtors filed the Original Plan and the Original Disclosure Statement with the Bankruptcy Court. On March 26, 2010, the Debtors filed the Amended Plan and the Disclosure Statement with the Bankruptcy Court. See Note 3. “Reorganization under Chapter 11 of the Bankruptcy Code” for a discussion of the current status of the Chapter 11 Cases and Canadian Proceedings.

During the first quarter of 2010, the Company decided to prepay a portion of the borrowing under the DIP agreement. On January 29, 2010, MAPS Germany, the Additional Borrower under the DIP Agreement, prepaid $25,000 of its portion of the borrowing and on March 26, 2010, the Canadian Borrower, prepaid $25,000.

See Item 1. “Business—Bankruptcy Cases” for a discussion of the current status of the Chapter 11 Cases and Canadian Proceedings.

SCHEDULE II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Acquisition (b)	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable

Year ended December 31, 2007	$10.1	0.9	0.1	0.8	(1.7)	$10.2
Year ended December 31, 2008	$10.2	—	(1.4)	(2.1)	(2.7)	$4.0
Year ended December 31, 2009	$4.0	—	0.9	2.5	(1.6)	$5.8

Inventory reserve account deducted from inventories

Year ended December 31, 2007	$10.5	2.1	7.6	0.9	(7.1)	$14.0
Year ended December 31, 2008	$14.0	—	5.9	(1.6)	(4.1)	$14.2
Year ended December 31, 2009	$14.2	—	10.9	1.1	(9.0)	$17.2

(a)	Primarily foreign currency translation.
(b)	2007 relates to MAPS acquisition.

	Balance at beginning of period	Additions		Deductions (a)	Balance at end of period
Description		Charged to Income	Charged to Equity
Tax valuation allowance

Year ended December 31, 2007	$80.8	56.4	(3.3)	(5.1)	$128.8
Year ended December 31, 2008	$128.8	45.2	21.4	(20.2)	$175.2
Year ended December 31, 2009	$175.2	39.9	(4.5)	—	$210.6

(a)	Net reduction in tax valuation allowance is a result of the reversal of valuation allowances set up through purchase accounting and reversed through goodwill as a result of utilization of tax loss carryforwards and other cumulative book/tax difference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The following table sets forth information about our current directors and executive officers.

Name	Age	Position
James S. McElya	62	Chairman, Director, and Chief Executive Officer
Edward A. Hasler	60	Vice Chairman, Director, and President, North America
Allen J. Campbell	52	Chief Financial Officer
Keith D. Stephenson	49	President, International
Michael C. Verwilst	56	Vice President, Mergers and Acquisitions
Timothy W. Hefferon	57	Vice President, General Counsel and Secretary
Kimberly Dickens	48	Vice President, Human Resources
Helen T. Yantz	49	Vice President and Corporate Controller
Gerald J. Cardinale	42	Director
Gary L. Convis	67	Director
Jack Daly	43	Director
S.A. (Tony) Johnson	69	Director
Leo F. Mullin	67	Director
James A. Stern	59	Director
Stephen A. Van Oss	55	Director
Kenneth L. Way	70	Director

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

Michael C. Verwilst is our Vice President, Mergers & Acquisitions, a position he has held since March 2009. Previously, Mr. Verwilst served as President, Global Fluid Systems from June 2007 to March 2009. Mr. Verwilst joined the Company in 2003 as the Vice President, Strategic Planning and Business Development. Prior to joining the Company, Mr. Verwilst was a principal with Corporate Improvement Partners from 2001 to 2003. Mr. Verwilst held many executive positions with Federal-Mogul Corporation from 1978 to 2001, including Senior Vice President of Powertrain Systems and Vice President & General Manager of Powertrain Systems—Americas.

Timothy W. Hefferon is our Vice President, General Counsel and Secretary, a position he has held since the 2004 Acquisition. Prior to joining the Company, Mr. Hefferon was with ThyssenKrupp USA Inc. from 1999 to 2004, where he served as Deputy General Counsel and with Federal-Mogul Corporation from 1994 to 1999, where he served as Associate General Counsel. He was a partner from 1985 to 1994 of Hill Lewis, a Detroit-based law firm, where he served on the executive committee. Mr. Hefferon received his law degree from the University of Michigan Law School.

Kimberly Dickens is our Vice President, Human Resources, a position she has held since March of 2008. Prior to joining the Company, Ms. Dickens served as Vice President, Human Resources at Federal Signal Corporation from 2004 to 2008. Previously, Ms. Dickens held numerous plant and divisional human resource positions at Borg Warner Corporation beginning in 1988, ultimately serving as Vice President, Human Resources from 2002 to 2004. Ms. Dickens earned a Bachelor of Science in Industrial Health and Safety from Oakland University and a Masters in Business Administration from Lewis University.

Helen T. Yantz is our Vice President and Corporate Controller, a position she has held since January 2005. Previously, Ms. Yantz held the position of Director of Accounting and Assistant Vice President from 2001 to 2005. Prior to joining the Company, Ms. Yantz was Manager of Financial Reporting at Trinity Health Systems from 2000 to 2001. Previously, Ms. Yantz held various positions in finance at CMS Generations Co., a subsidiary of CMS Energy, from 1990 to 2000, ultimately serving as the Director of Accounting. Ms. Yantz is a certified public accountant and received her Bachelor of Science from Arizona State University.

Gerald J. Cardinale has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Cardinale is a Managing Director in the Principal Investment Area at Goldman Sachs & Co. He joined Goldman Sachs in 1992 and became a Managing Director in 2002. He serves on the Boards of Directors of Alliance Films Holdings, Inc., Sensus Metering Systems Inc., Cequel Communications, LLC, CSI Entertainment, CW Media Holdings, Inc., Griffon Corporation, Guthy-Renker Holdings, LLC, Legends Hospitality Holding Company, LLC and Yankees Entertainment & Sports Networks, LLC. Mr. Cardinale received an Honors B.A. from Harvard University and an M.Phil in Politics from Oxford University where he was a Rhodes Scholar.

Gary L. Convis has been a director of the Company since July 2007. Mr. Convis is Vice Chairman of Dana Holding Company, a position he has held since January 2009. He served as Dana’s Chief Executive Officer from April 2008 to January 2009 and currently serves as a Senior Advisor since January 2010. Mr. Convis retired in July 2007 as Chairman of Toyota Motor Manufacturing, Kentucky (TMMK), a position he held since 2006. Mr. Convis had previously served as President of TMMK since 2001. He also was a Managing Officer of Toyota Motor Corporation and Executive Vice President of Toyota Engineering and Manufacturing North America (TEMA), from 2003 until his retirement in 2007. Prior to serving in these roles, Mr. Convis spent 16 years at New United Motor Manufacturing, Inc., a joint venture between General Motors Corporation and Toyota. Mr. Convis also spent more than 20 years in various roles with General Motors and Ford Motor Company. Mr. Convis serves on the Boards of Directors of Compass Automotive Group, Inc., and Achates Power LLC.

Jack Daly has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Daly is a Managing Director in the Principal Investment Area of Goldman Sachs, where he has worked since 2000. From 1998 to 2000, he was a member of the Communications, Media & Entertainment Group of Goldman Sachs. Mr. Daly currently serves as a director of Hawker Beechcraft Corporation, Fiberlink Communications Corp. and McJunkin Red Man Corporation. He earned a B.S. and M.S. in Engineering from Case Western Reserve University and an M.B.A. from the Wharton School of Business.

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

Leo F. Mullin has been a director of the Company since May 2005. Since September 2004, he has been a Senior Advisor on a part-time basis to Goldman Sachs Capital Partners. Mr. Mullin served as President and Chief Executive Officer of Delta Air Lines from 1997 to 1999, as Chairman and Chief Executive Officer from 1999 to December 31, 2003 and as Chairman until his retirement on April 30, 2004. Previously, he served as Vice Chairman of Unicom Corporation and its principal subsidiary, Commonwealth Edison Company, from 1995 to 1997. He was an executive at First Chicago Corporation from 1981 to 1995, serving as that company’s President and Chief Operating Officer from 1993 to 1995. Mr. Mullin is a director of Johnson & Johnson Corporation, Ace Limited and the privately held companies, Educational Management Corporation and Hawker Beechcraft Corporation.

James A. Stern has been a director of the Company since May 2007. Mr. Stern is the Chairman of The Cypress Group L.L.C., a position he has held since 1994. Mr. Stern headed Lehman Brothers’ Merchant Banking Group before leaving that firm to found Cypress. During his 20-year tenure with Lehman, he held senior management positions where he was responsible for the high yield and primary capital markets groups. He also served as co-head of investment banking and was a member of Lehman’s operating committee. Mr. Stern received his degree in Civil Engineering from Tufts University and a MBA from Harvard. Mr. Stern currently serves on the Board of Directors of Affinia Group Inc. and is the Chairman of the Board of Trustees of Tufts University.

Stephen A. Van Oss has been a director of the Company since August 2008. Mr. Van Oss also serves as chairman of the Audit Committee of our Board of Directors. Mr. Van Oss is Senior Vice President and Chief Operating Officer for WESCO Distribution Inc., a position he has held since September 2009. From July 2004 to September 2009, Mr. Van Oss served as the Senior Vice President and Chief Financial and Administrative officer for WESCO. From 2000 to 2004, Mr. Van Oss served as Vice President and Chief Financial Officer of WESCO. He served as WESCO’s Director, Information Technology from 1997 to 2007 and as its Director, Acquisition Management in 1997. From 1995 to 1996, Mr. Van Oss served as Chief Operating Officer and Chief Financial Officer of Paper Back Recycling of America, Inc. He also held various management positions with Reliance Electric Corporation. Mr. Van Oss is a director of WESCO Distribution, Inc. and is a trustee of Robert Morris University.

Kenneth L. Way has been a director of the Company since the 2004 Acquisition in December 2004. Mr. Way also serves as chairman of the Compensation Committee of our Board of Directors. Mr. Way served as the Chairman of the Board of Directors from 1988 through 2002 and CEO from 1988 to 2000 of Lear Corporation. Mr. Way had been affiliated with Lear Corporation and its predecessor companies for 37 years in various engineering, manufacturing and general management capacities. Mr. Way is also a director of WESCO International, Inc., Comerica, Inc. and CMS Energy Corporation.

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

Other Matters Concerning Directors and Executive Officers

Securities and Exchange Commission regulations require the Company to describe certain legal proceedings, including bankruptcy and insolvency filings involving directors or executive officers of the Company or companies of which a director or executive officer was an executive officer at the time of filing. Each of the executive officers listed above served as an executive officer of the Company at the time the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in August of 2009. Mr. Mullin served as the Chief Executive Officer of Delta Air Lines, Inc. from 1997 through December 2003 and as its Chairman of the Board from 1999 through April 2004. Delta Air Lines filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2005.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis describes the key principles and material elements of the Company’s compensation policies for the “Named Executive Officers” of the Company identified in the “Executive Compensation” section. Much of what is discussed below, however, applies generally to the Company’s executives and is not limited to the Named Executive Officers.

The Compensation Committee of the Company’s Board of Directors (the “Committee”), with the assistance of independent executive compensation consultants, regularly reviews the various elements of the Company’s executive compensation program. In reviewing elements of compensation, the Company has normally placed considerable emphasis on performance-based compensation to ensure executives are compensated for annual and long-term Company results. Performance-based components of compensation have historically included annual bonuses tied to annual adjusted EBITDA results, long-term incentive plan awards pertaining to three year performance periods, a stock incentive plan and a management stock purchase plan.

In the latter part of 2008 and continuing into 2009, the Company implemented a number of cost-reduction measures in response to the conditions in the automotive industry and general economy that negatively impacted the Company’s financial results and ultimately led to the filing of the Chapter 11 Cases. These cost-reduction measures included temporary reductions in base pay, mandatory vacation without pay, bonus opportunities and benefits applicable to salaried employees of the Company, including the Named Executive Officers, which are described under “Executive Compensation Review and Determinations”.

As conditions in the automotive industry and the financial performance of the Company improved in the latter months of 2009, the Committee discontinued certain of the temporary cost-reduction measures that affected executive compensation. The Committee did not authorize new stock options or other awards under the Company’s stock incentive plan. Under the Amended Plan, it is anticipated that the common stock of the Company will be cancelled upon emergence from bankruptcy.

Compensation Philosophy and Objectives

The objective of the Company’s compensation program has been to link executive compensation to Company performance in a manner that accomplishes the following:

•	enables us to attract and retain a highly qualified executive leadership team;

•	aligns the interests of executives with those of stockholders; and

•	motivates our leadership team to implement the Company’s long-term growth strategy while delivering consistently strong financial results.

The program was designed to reward sustained enterprise value growth through incentives based on the achievement of performance objectives over varying time periods. As detailed below, the Company’s incentive programs emphasize specific Company or group-wide objectives over subjective, individual goals. Discretionary features of these programs allow for the recognition of achievements which the objective performance criteria do not fully measure but which further the Company’s key strategies. Base salary has been designed, in general, to be near the median of the range applicable to companies deemed comparable to the Company and performance-based compensation has been designed to provide opportunities above median levels in the industries in which the Company competes for executives.

Processes Relating to Executive Compensation

It is the responsibility of the Committee to assist in discharging the Board’s responsibilities relating to the compensation of the Company’s directors and executive officers and the oversight of compensation plans, policies and benefit programs. The Company’s human resources executives and professionals support the Committee in its work. In evaluating and determining the salary and incentive compensation of our senior leadership team, the Committee receives information from our Global Vice President, Human Resources and recommendations from the CEO. The Committee as a whole, following discussions with the CEO, meets privately and determines the salary and incentive compensation of the CEO. Executives whose compensation is under consideration are not present during the Committee’s review meetings. The considerations, criteria and procedures applicable to these determinations are discussed under “Executive Compensation Components.”

Executive Compensation Review and Determinations for 2009

In evaluating and determining the compensation of the Company’s executives for 2009, the Committee departed from its normal practices due to the severe conditions in the automotive industry and general economy that ultimately led to the filing of the Chapter 11 Cases in August 2009. In the fourth quarter of 2008 and the first quarter of 2009, the Company, with the approval of the Committee, implemented special cost-reduction measures affecting executive compensation, including the compensation of the Named Executive Officers. These included a temporary 10% reduction in base salary that remained in effect from January 2009 through September 2009; the suspension of the Company’s annual bonus plan program applicable to the Company’s executive officers for the first half of 2009; mandatory one week unpaid vacation; the suspension of Company fixed matching contributions under the qualified defined contribution plan applicable to the Named Executive Officers that remained in effect from January, 2009 through December 2009 and the freezing of benefit accruals under the qualified defined benefit retirement plans applicable to the Named Executive Officers.

These actions did not reflect a permanent change in the Company’s compensation philosophy or practices, but were taken as temporary measures in response to extraordinary conditions. Early in 2009, the Committee had retained Hewitt Associates to assist in conducting a comprehensive review of the Company’s executive compensation program including an assessment of the competitiveness of the program as compared to the external marketplace and the recommendation of appropriate changes in the program. During the course of the year, the Committee determined that, in light of the extraordinary circumstances and the temporary cost-reduction measures implemented during the year, the program review as initially contemplated should be deferred. The Company currently anticipates recommencing the executive compensation review upon emergence from bankruptcy. The base salaries and cash incentive award target levels applicable to the Company’s senior executives that had been established for 2008 were kept in place for 2009 subject to the temporary cost-reduction measures described above and more fully described under “Executive Compensation Components.” The executive compensation review that resulted in the determination of executive compensation for 2008, and which had the above-mentioned carry-over effect into 2009, is described below under “2008 Executive Compensation Review”.

2008 Executive Compensation Review

In evaluating the compensation of the Company’s executives for 2008, the Committee engaged Towers Perrin to assess the market competitiveness of the Company’s executive compensation program at the time with particular focus on total direct compensation, comprised of base salary, annual incentive award opportunities, long-term incentive award opportunities, executive perquisites other than core health and welfare benefits, and executive severance and change-in-control benefits. Towers Perrin compared the Company’s programs in these areas with those of two comparator groups: a group of eleven automotive suppliers selected on the basis of annual sales (ranging from $907 million to $12.4 billion, with a median of $5.0 billion) and a group of 50 companies from various industrial segments also selected on the basis of annual sales (ranging from $290 million to $10.7 billion, with a median of $2.7 billion), as follows:

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

The Committee reviewed the report of Towers Perrin with the CEO and other members of executive management. The Committee considered the Towers Perrin report in determining the total compensation of senior management for 2008, but did not target any percentile level among the comparator groups used in the report in determining the appropriate level of each element of compensation for the executive leadership team. The Committee also took into account distinctions between the Company’s equity-based incentive compensation programs and those offered by many of the companies in the comparator groups arising out of the fact that the Company’s stock was not publicly traded as was the case with many of the comparator group companies. Taking into account the above, the survey data generally reaffirmed that compensation of the executive leadership team as then approved by the Committee was in accordance with the Company’s overall compensation strategy at the time.

Executive Compensation Components

The elements of compensation available to the Company’s executives are:

Base Salary

The Company’s senior executives are paid a base salary that is determined prior to or at the beginning of each fiscal year or upon changes in roles or positions within the Company. The Committee determines the salary of the CEO and, upon the recommendation of the CEO, the salaries of other members of the executive leadership team. The salaries of other executives are determined by the executives to whom they report, upon consultation with the CEO. The Company’s policy is to pay base salaries that are competitive in the markets in which it competes for executives and that take into account the responsibilities and contributions of each executive. The base salary provides executives with a regular stream of income.

As described above under “Executive Compensation Review and Determinations for 2009”, due to the severe industry and economic conditions at the time, the Committee did not make use of new surveys or other competitive benchmarking practices in determining the base salaries of its senior executives for 2009. At the recommendation of senior management, and consistent with actions taken with respect to other salaried employees of the Company, the Committee implemented a temporary 10% reduction in the base salaries of senior executives, including the Named Executive Officers, from the base salary levels in effect for 2008. These temporary reductions were in effect from January 1 through September 30, 2009, at which time the 2008 base salary levels were reinstated due to improved industry conditions and financial results. Mr. Stephenson’s salary was increased as of December 28, 2009 after further review by the Committee at that time, in connection with a market review of his position.

Annual Bonus

Prior to or early in each fiscal year, the Committee normally determines target annual bonus amounts payable to senior executives of the Company, including the Named Executive Officers, upon the achievement of performance targets established by the Committee for the year. The targets are generally set in terms of the adjusted EBITDA of the Company as a whole or, in some cases, of a particular operating division. Adjusted EBITDA is calculated, in general, as consolidated net income plus the sum of i) consolidated interest expense; ii) consolidated income tax expense; iii) any non-cash charges, losses or expenses; iv) most non-recurring fees, cash charges and other cash expenses; v) non-specified restructuring charges limited to 7.5% of adjusted EBITDA; vi) non-recurring fees, expenses or charges related to professional or financial advisory, financing, underwriting and other similar services related to equity offerings, investments, acquisitions, divestitures or recapitalizations; vii) extraordinary charges or losses; ix) losses related to discontinued operations; x) losses in respect of business or asset dispositions outside the ordinary course; and xi) non-recurring restructuring charges related to the integration of businesses acquired in certain acquisition transactions, subject to certain restrictions. Additional adjustments are sometimes made for extraordinary events upon approval of the Committee. Adjusted EBITDA is deemed by the Company to be an appropriate objective measurement of the financial performance of the Company or division for that year.

In addition to establishing an adjusted EBITDA performance target, the achievement of which entitles senior executives to bonus payments at the target levels, the Committee establishes a “threshold” performance target, the achievement of which entitles executives to an annual bonus equal to 50% of the target bonus amounts. No bonuses are payable if the Company fails to meet the threshold performance target. In addition, the Committee sets a “superior performance” target, the achievement of which entitles executives to an annual bonus equal to 200% of the target bonus amounts. The superior performance adjusted EBITDA level represents a goal deemed unlikely of achievement at the beginning of the year based on the assumptions underlying the business plan, except upon performance substantially exceeding expectations. Annual bonus payments are determined on a linear basis for adjusted EBITDA attainment above the “threshold” level but not precisely at the “target” or “superior performance” level. In the first quarter following the end of the fiscal year to which the bonus applies, the Committee determines whether, and to what extent, the applicable performance targets were achieved based on the Company’s financial results for the fiscal year. The Committee may take into account special circumstances and adjust applicable performance targets and bonuses. The annual incentive bonus is designed to focus the executive leadership team on the achievement of strong financial performance over a one-year period.

As described above under “Executive Compensation Review and Determinations for 2009”, due to the severe industry and economic conditions at the time, the Committee, at the recommendation of senior management, suspended the annual bonus program applicable to senior executives for the first half of 2009. For the second half of 2009, the Committee approved executive bonus opportunities with target amounts set at 50% of the amounts originally established for 2009 prior to the suspension of the program. The Committee established the half-year bonus target amount for each member of the executive leadership team based on a percentage of base salary. With respect to the Named Executive Officers, the percentage was 50% for Messrs. McElya and Hasler, and 32.5% for Messrs. Campbell, Stephenson and Verwilst. The Committee set adjusted EBITDA performance targets (applicable to the Company as a whole) for the second half of 2009 in accordance with the 2009 business plan of the Company applicable to that period, as follows: second-half adjusted EBITDA of $95,220,000 (“threshold” performance) for a pay-out of 50% of the executives’ half-year target bonuses; second-half adjusted EBITDA of $105,800,000 (“target” performance”) for a pay-out of 100% of the executives’ half-year target bonuses; and second-half adjusted EBITDA exceeding $122,000,000 (“superior performance”) for a maximum pay-out of 200% of the respective executives’ half-year target bonus.

For the second half of 2009, superior performance was achieved such that each executive received a maximum pay-out of 200% of his half-year target bonus.

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

LTIP awards have historically been based on the achievement of operating cash generation goals. Based on the business plan of the Company, the Committee establishes specific operating cash flow targets for the Company as a whole on an annual basis. The “target” performance level represents what the Committee deems to be good operating cash flow performance for the year which is reasonably capable of achievement at a high level of performance on the part of the executive leadership team and the employees of the Company, based on the assumptions and business conditions on which the business plan of the Company is based. LTIP awards for the three-year performance period ending December 31, 2009 were based on the achievement of operating cash flow targets for the years ending December 2007, 2008 and 2009. The target operating cash flow for 2007 was established at $108,200,000, for 2008 at $179,000,000, and for 2009 at $122,500,000.

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

For the three-year performance period ending December 31, 2009, performance was 9.34% above target.

Stock Incentive Plan

Effective as of the closing of the 2004 Acquisition, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, which permits the granting of non-qualified and incentive stock options and other stock-based awards to employees and directors. As of December 31, 2009, the Company had 423,615 shares of common stock reserved for issuance under the plan, including outstanding options granted to certain executives to purchase 190,615 shares of common stock at a price of $100 per share from the date of the 2004 Acquisition through 2007 and additional outstanding options granted to certain executives to purchase 22,000 shares of common stock at a price of $120 per share in 2008 (“2008 Options”). In each case, the exercise price was determined by the Company to be fair market value on the date of grant. Options are exercisable for ten years, subject to earlier expiration for reasons such as termination of employment. Shares of Company common stock acquired upon exercise of options under the plan are subject to restrictions on transfer.

Most of the option grants to executives were made upon the closing of the 2004 Acquisition or in the first year thereafter. One-half of the options granted to executives in this initial period vested on a time basis at a rate of 20% per year over a five year period that ended December 23, 2009; the remaining one-half vested over five years on a performance basis at a rate of between 0% and 20% per year, depending on the extent to which established annual performance targets for the years 2004 through 2008 were achieved, with 85% attainment of performance targets being the threshold for any vesting. Performance-based options granted during this period are subject to certain acceleration and delayed vesting provisions. The vesting principles applicable to options granted in this initial period also apply to options granted after this period, but before 2008, except that only the last three years of the five-year vesting period applied, and vesting occurred in increments of 33% rather than 20%. With respect to the 2008 Options, two-thirds of the options vested on a time basis at a rate of 50% per year over the two year period ended December 23, 2009 and the remainder were subject to vesting conditions based on the performance of the Company in 2008. All performance-based options were subject to vesting conditions based on the achievement by the Company of annual adjusted EBITDA targets established by the Committee. The 2006 annual adjusted EBITDA target was $257,200,000, the 2007 annual adjusted EBITDA target was $307,000,000 and the 2008 annual Adjusted EBITDA target was $323,000,000. The Company did not achieve 85% of the 2008 target and therefore no portion of the 2008 tranche of performance based options vested as of March 31, 2009.

Although the Committee or the Board is authorized to grant options at any time, options have historically not been granted on an annual or other regular or prescribed basis. The tranche of time-based options that vested as of December 23, 2009 was the last tranche of options outstanding under the Stock Incentive Plan subject to time or performance-based vesting. Due to the severe industry and economic conditions that prevailed during the first half of 2009 and the ultimate filing of the Chapter 11 Cases, the Committee determined that it was not appropriate to grant new options during 2009. The Company views the options currently outstanding under the Stock Incentive Plan as having no value. Under the Amended Plan, it is anticipated that the options will be cancelled upon emergence from bankruptcy.

Management Stock Purchase Plan

The Company maintains a nonqualified Deferred Compensation Plan which allows eligible executives and directors to defer base pay, bonus payments and long-term incentive pay and have it allocated on a pre-tax basis to various investment alternatives and ultimately distributed to the executive at a designated time in the future. The plan includes a feature referred to as the “Management Stock Purchase Plan” which provides participants the opportunity to “purchase” Company stock units with income deferred under the Deferred Compensation Plan at a price based on the fair value of Company common stock as determined by the Committee. Purchased stock units are matched by the Company at year-end on a one-for-one basis, subject to an annual aggregate cap for all executives of $1,500,000 worth of matching units or 15,000 matching units, whichever is less. The Committee can increase the cap in any year. If the matching units are over-subscribed in a given year, participants receive a pro rata number of matching units based on the amount of stock units the participant purchased that year through deferrals. Matching units vest ratably over a three-year period, and may vest earlier upon a participant’s death, disability, retirement or termination by the company without cause or by the participant for good reason. Matching units also become 100% vested upon the occurrence of a change in control of the Company for participants who are employed with the Company immediately prior to such change in control. Stock units are distributed to participants in the form of actual shares of the Company’s common stock, subject to restrictions on transfer, at a time in the future designated by the participant (though at its sole discretion, the Company may pay purchased units out in cash). A variety of other deemed fixed income and equity investment options are also available under the plan (which mirror the investment options available under the Company’s qualified 401(k) plans), though deferrals allocated to such options are not matched.

The timing and form of future payments are specified in the elections submitted by participants with respect to deferrals made for any plan year. Executives may elect to receive payment beginning either at separation from service or at an otherwise specified date (generally at least three years after the year in which the deferrals are made). The form of payment for a given year’s deferral account can be any of the following: (i) single lump sum; (ii) annual installments for five years; (iii) annual installments for ten years; or (iv) a specified percentage of the account paid as a lump sum, and the remainder paid in either five annual installments or ten annual installments.

The Management Stock Purchase Plan is available to a broader group of executives than those who currently hold options under the Stock Incentive Plan. Due to the filing of the Chapter 11 Cases, the Company views the stock units currently outstanding under the Management Stock Purchase Plan as having no value, and does not currently consider the plan as an important component of its incentive-based compensation program.

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

This section summarizes the terms of the retirement benefits in effect as of the disclosure date, December 31, 2009. In response to the continued economic downturn affecting our industry, the Company decided in December 2008 to implement a number of cost-reduction measures that became effective in 2009. These measures included a freeze in future accruals under the Company’s qualified defined benefit retirement plan effective February 1, 2009 and a suspension of fixed matching contributions under the Company’s qualified defined contribution investment savings plan. The Company’s nonqualified supplementary benefit plan continues to accrue benefits but does not “make up” for benefit accruals that are lost due to the changes in the qualified plans described above. After undertaking the emergency measures described above, the Company also conducted an overall qualified retirement program design review during the 2009 calendar year and implemented a new qualified retirement program which became effective January 1, 2010, a brief summary of which is provided later in this section under the heading “Defined Contribution Retirement Plans”.

Defined Benefit Retirement Plans

The Cooper-Standard Automotive Inc. Salaried Retirement Plan (“CSA Retirement Plan”) is a defined benefit plan that covers all non-union employees of the Company in the United States, including the Named Executive Officers. As indicated above, a freeze in future accruals under the CSA Retirement Plan became effective on February 1, 2009. However, because the terms of the CSA Retirement Plan are still relevant in the determination of ongoing pension accruals under the Supplementary Benefit Plan (as further described below), a summary of such terms has been retained in this disclosure.

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

The cash balance portion of the CSA Retirement Plan states benefits in the form of a hypothetical account established for each participant. Prior to the February 1, 2009 CSA Retirement Plan freeze, cash balance accounts increased by two components: a pay credit equal to a stated percentage of his or her compensation (as defined more specifically below under “Determination of Benefits under Plans”) each year, and an earnings credit equal to the interest rate paid on 30-year Treasury bonds times the hypothetical account balance. Effective with the February 1, 2009 freeze, future pay credits are no longer provided under the CSA Retirement Plan, but future interest credits are still provided.

The final average pay benefit portion of the CSA Retirement Plan provides benefits stated as an annuity equal to 1.5% times average compensation (the highest five of the last ten years, as further described below in “Determination of Benefits under Plans”) times years of service. Effective with the February 1, 2009 freeze, additional accruals related to service earned and pay received after the freeze are no longer provided under the CSA Retirement Plan. This final average pay benefit is payable on an unreduced basis at age 62 or upon attainment of age 55 with 30 years of service.

The Company maintains the Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan (the “Supplementary Benefit Plan”) for the benefit of certain employees (those who are members of a select group of highly-compensated executive employees, including the Named Executive Officers). The Supplementary Benefit Plan provides for an additional pension benefit that is designed to compensate for any reduced benefits under the CSA Retirement Plan due to limits imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Supplementary Benefit Plan is also designed to provide Mr. McElya a final average pay benefit as if he were eligible for the benefits described under “Final Average Pay Design” below. For cash balance participants, the Supplementary Benefit Plan also provides for an enhanced pay credit as further described under the heading “Determination of Benefits Under Plans” below. The Supplementary Benefit Plan continues to accrue benefits but does not “make up” for benefit accruals that are lost due to the February 1, 2009 freeze of the CSA Retirement Plan.

Defined Contribution Retirement Plans

The Cooper-Standard Automotive Inc. Investment Savings Plan (the “CSA Savings Plan”) is a tax-qualified 401(k) retirement savings plan pursuant to which all U.S. non-union employees, including the Named Executive Officers, may contribute the lesser of up to 50% of “Compensation” (which includes the same compensation as that described below under “Cash Balance Design”, except that retention bonuses are excluded) or the limit prescribed by the Internal Revenue Code (though the Company imposes lower deferral percentage limits on highly-compensated employees). The Company provides a fixed match of 40% of employee contributions up to 5% of Compensation, with a maximum matching contribution of 2% of Compensation. The Company may make additional discretionary contributions depending upon Company performance. Company contributions are 100% vested after the employee has 3 years of service. Employee contributions are always 100% vested.

As described earlier in this section, in response to the continued economic downturn, the Company decided to suspend the fixed Company matching contributions from January 1, 2009 through December 31, 2009. A discretionary matching contribution providing a match of 10% of employee contributions up to 5% of Compensation for 2009 (with a maximum discretionary matching contribution of 0.5% of Compensation) was provided after the end of the year. Further, the Company redesigned its overall qualified retirement program effective January 1, 2010 to create a safe harbor defined-contribution-only offering which improves cost predictability and reduces cost volatility while providing a market competitive program to its employees. The new program provides the same 40% fixed matching on employee contributions of up to 5% of Compensation that was in effect prior to the January 1, 2009 fixed match suspension, and the plan also continues to provide for potential discretionary contributions depending on Company performance. An additional non-elective employer contribution of 3% to 5% of Compensation (depending on age plus service with the Company) was also added to the plan to provide a solid foundation for retirement savings and which helps serve to replace future qualified defined benefit plan accruals which are no longer offered under the CSA Retirement Plan.

The Supplementary Benefit Plan also provides for an additional nonqualified employer contribution which (1) makes up for any Company contributions to the CSA Savings Plan that were not permitted to be made due to limitations under the Internal Revenue Code and (2) provides a nonqualified employer contribution which, when combined with the qualified savings plan employer contribution generally, and with respect to 2009, the hypothetical contributions that would have been made had the fixed Company matching contributions not been suspended, provides for a total employer contribution of 6% of Compensation (without regard to qualified plan limits prescribed by the Internal Revenue Code). The Supplementary Benefit Plan continues to accrue benefits but does not “make up” for fixed matching contribution that were lost due to the fixed match suspension that was in effect under the CSA Savings Plan from January 1, 2009 through December 31, 2009.

Determination of Benefits under Plans

Benefits under the CSA Retirement Plan and the nonqualified defined benefit portion of the Supplementary Benefit Plan are governed by either a cash balance design or a final average pay design. Although a freeze in future accruals under the CSA Retirement Plan became effective on February 1, 2009, the terms of the CSA Retirement Plan are still relevant in the determination of ongoing pension accruals under the Supplementary Benefit Plan, as further elaborated upon below.

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

Sum of Age and Years of Service	CSA Retirement Plan Applicable Percentage(1)	Supplementary Benefit Plan Applicable Percentage(2)
Up to 35	3.0%	6.0%
36 – 50	4.0%	8.0%
51 – 65	5.5%	11.0%
66 – 80	7.5%	15.0%
over 80	10.0%	20.0%

(1)

Although future pay credits are not provided under the CSA Retirement Plan after the February 1, 2009 freeze date, prior to February 1, 2009, the CSA Retirement Plan provided a pay credit equal to the executive’s Compensation, subject to qualified plan limitations under the Internal Revenue Code, multiplied by the percentage listed under the “CSA Retirement Plan Applicable Percentage” heading above.

(2)

Prior to the February 1, 2009 freeze of the CSA Retirement Plan, the Supplementary Benefit Plan provided a pay credit equal to the difference between (1) the executive’s Compensation, without regard to qualified plan limitations, multiplied by the percentage listed under the “Supplementary Benefit Plan Applicable Percentage” heading above, and (2) the pay credit which provided under the CSA Retirement Plan determined in the manner described in footnote 1 above.

After the February 1, 2009 freeze of the CSA Retirement Plan, the Supplementary Benefit Plan provides a pay credit equal to the difference between (1) the executive’s Compensation, without regard to qualified plan limitations, multiplied by the percentage listed under the “Supplementary Benefit Plan Applicable Percentage” heading above, and (2) the hypothetical pay credit which would have been provided under the CSA Retirement Plan had that plan not been frozen, determined in the manner described in footnote 1 above.

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

The annual retirement benefit, payable as a life annuity at age 65, is equal to 1.5% multiplied by final average pay multiplied by years of service, where final average pay is determined by taking the average of the highest five calendar years of compensation within the last ten calendar years, excluding the year in which termination occurs. Compensation is determined on the same basis as that applicable to the Cash Balance Design, except lump sum severance and signing bonuses are not excluded. Prior to the February 1, 2009 freeze of the CSA Retirement Plan, benefits associated with pay in excess of qualified plan limitations were provided by the Supplementary Benefit Plan, and benefits associated with pay up to qualified plan limits were provided by the CSA Retirement Plan. After the February 1, 2009 freeze of the CSA Retirement Plan, the Supplementary Benefit Plan still provides only for benefits associated with pay in excess of qualified plan limitations, but no further benefit accruals are provided under the qualified CSA Retirement Plan.

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

The Amended Plan of Reorganization

The Amended Plan contemplates that the employment agreements and compensatory arrangements will generally be continued. As such, benefit levels and bonus opportunities would remain similar to past practice as described herein. The Amended Plan further contemplates that in connection with emergence, the Named Executive Officers would receive a cash bonus and an equity grant consisting of restricted stock and stock options. The target amount of the cash bonus assumes an emergence date of June 30, 2010 and amounts would be increased by 20% if payment occurs prior to such date, as currently contemplated in connection with the Amended Plan. (Amounts would be reduced an additional 20% for every two months that emergence occurs after July 1, 2010 and eliminated entirely if emergence has not occurred by October 31, 2010.) Target awards are $570,000 for Mr. McElya, $412,500 for Mr. Hasler, $242,000 for Mr. Campbell, $211,750 for Mr. Stephenson and $192,500 for Mr. Verwlist. The equity grant to members of the management team (including the Named Executive Officers) consists of (1) 4% of the new common stock (or approximately 757,896 shares of new common stock, plus, subject to realized dilution on the warrants, approximately 104,075 shares of new common stock) as restricted stock and 4% of the convertible preferred stock (convertible into approximately 178,783 shares of new common stock) as restricted preferred stock; and (2) 3% of the equity (or approximately 702,509 shares of new common stock, plus, subject to realized dilution on the warrants, approximately 78,057 shares of new common stock) as common equity options. In addition, incrementally, 3% of the equity (or approximately 702,509 shares of new common stock, plus, subject to realized dilution on the warrants, approximately 78,057 shares of new common stock) would be reserved for future issuance to members of the management team. As discussed earlier, the Amended Plan will become effective only after it receives the requisite acceptance of the Debtors’ creditors and is confirmed by the Bankruptcy Court. There can be no assurance that the Amended Disclosure Statement will be approved by the Bankruptcy Court or that the Amended Plan will be acceptable to the Debtors’ creditors or confirmed by the Bankruptcy Court.

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

EXECUTIVE COMPENSATION

Set forth below is information regarding compensation for services to the Company in all capacities of the following executive officers of the Company (the “Named Executive Officers”) during the year ended December 31, 2009: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary			Bonus(5)		Stock Awards(6)		Option Awards(7)		Non-Equity Incentive Plan Compensation(8)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(9)		All Other Compensation			Total
(a)	(b)	(c)			(d)		(e)		(f)		(g)		(h)		(i)			(j)
James S. McElya,(1) Chairman and Chief Executive Officer	2009 2008 2007	$ $ $	809,327 950,000 850,000	(4)	$ $ $	0 0 37,500	$ $ $	0 0 284,093	$ $ $	0 0 0	$ $ $	1,626,815 534,098 1,456,393	$ $ $	1,233,312 586,959 588,022	$ $ $	112,303 183,673 127,282	(10) (11) (12)	$ $ $	3,781,757 2,254,730 3,343,290	(27) (28) (29)

Edward Hasler,(2) Vice Chairman and President, North America	2009 2008 2007	$ $ $	647,596 660,578 500,000	(4)	$ $ $	0 0 37,500	$ $ $	0 0 416,274	$ $ $	0 0 243,146	$ $ $	1,426,815 504,788 837,652	$ $ $	1,344,965 466,978 240,575	$ $ $	74,494 95,216 63,944	(13) (14) (15)	$ $ $	3,493,870 1,727,560 2,339,091	(27) (28) (29)

Allen J. Campbell, Vice President and Chief Financial Officer	2009 2008 2007	$ $ $	383,308 440,000 400,000	(4)	$ $ $	0 0 37,500	$ $ $	0 0 224,267	$ $ $	0 0 100,578	$ $ $	672,751 309,386 561,597	$ $ $	117,096 66,629 72,013	$ $ $	50,644 71,176 68,825	(16) (17) (18)	$ $ $	1,223,799 887,191 1,464,780	(27) (28) (29)

Keith D. Stephenson President, International	2009 2008	$ $	335,394 385,000	(4)	$ $	0 0	$ $	0 0	$ $	0 529,562	$ $	637,001 0	$ $	26,133 35,392	$ $	188,352 37,663	(19) (20)	$ $	1,186,880 987,617	(27) (28)

Michael C. Verwilst,(3) Vice President, Mergers & Acquisitions	2009 2008 2007	$ $ $	321,327 385,000 325,673	(4)	$ $ $	0 0 37,500	$ $ $	0 0 175,028	$ $ $	0 0 95,044	$ $ $	637,001 162,834 400,118	$ $ $	70,615 65,262 61,394	$ $ $	35,891 57,261 43,491	(21) (22) (23)	$ $ $	1,064,834 670,357 1,138,248	(27) (28) (29)

Larry J. Beard, Vice President Strategic Planning and Business Development	2009 2008 2007	$ $ $	88,413 370,443 365,000	(4)	$ $ $	0 0 37,500	$ $ $	0 0 210,293	$ $ $	0 0 0	$ $ $	0 309,386 533,433	$ $ $	67,758 122,610 125,665	$ $ $	2,379,730 73,428 51,185	(24) (25) (26)	$ $ $	2,535,901 875,867 1,323,076	(27) (28) (29)

(1)	Mr. McElya served as executive Chairman from July 1, 2008 through March 25, 2009. As of March 26, 2009, he resumed serving as Chief Executive Officer as well.
(2)	Mr. Hasler served as President and Chief Executive Officer from July 1, 2008 through March 25, 2009. As of March 26, 2009, he serves as the Vice Chairman and President, North America. In connection with his appointment in mid-2008, his annual base salary was increased to $750,000.
(3)	Mr. Verwilst served as President, Global Fluid Systems from June 2007 through March 26, 2009. As of March 26, 2009 he resumed serving as Vice President, Mergers and Acquisitions.
(4)	In response to the downturn in the economy and in the automotive supply industry, the Company implemented a 10% base pay reduction for all US salaried employees, including the Named Executive Officers. In addition, the Company retained the equivalent of one week’s worth of base salary from all US salaried employees in exchange for compensatory time off. The impact of these salary reduction measures are reflected in the base salary figures shown in column (c) for the Named Executive Officers. The annual base salaries that would have been in effect absent these reductions are as follows: Mr. McElya, $950,000; Mr. Hasler, $750,000; Mr. Campbell, $440,000; Mr. Stephenson, $385,000 (increased to $425,000 as of December 28, 2009); and Mr. Verwilst, $385,000. Mr. Beard’s employment ended on March 31, 2009, and his base earnings from January 1, 2009-March 31, 2009 (net of the reductions described above) are also shown in column (c).

(5)	The amount shown in column (d) represents for each Named Executive Officer a special, discretionary bonus awarded by the Board of Directors of the Company in the years indicated. Incentive cash compensation earned during the fiscal year based on pre-established criteria approved by the Compensation Committee under the Company’s annual incentive bonus program and Long Term Incentive Plan is reported in column (g).
(6)	The amount shown in column (e) represents the grant date fair value associated with Company matching units under the Management Stock Purchase Plan as determined pursuant to ASC Topic 718. As discussed herein, the value of the matching units is presumed to be $0 at December 31, 2009. Description of the Management Stock Purchase Plan is found under Executive Compensation Components.
(7)	The amount shown in column (f) represents the grant date fair value of stock option awards granted pursuant to ASC Topic 718. As discussed herein, the value of the stock options is presumed to be $0 at December 31, 2009.
(8)	The amount shown in column (g) represents: for 2009, the sum of: (i) bonus payments for 2009 under the Company’s annual incentive bonus program of, for Mr. McElya, $950,000; for Mr. Hasler, $750,000; for Mr. Campbell, $286,000; for Mr. Stephenson, $250,250; and for Mr. Verwilst, $250,250; and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2009 of, for Mr. McElya, $676,815; for Mr. Hasler, $676,815; for Mr. Campbell, $386,751; for Mr. Stephenson, $386,751; and for Mr. Verwilst, $386,751; and for 2008, the sum of: (i) zero bonus payments for 2008 under the Company’s annual incentive bonus program for all Named Executive Officers, and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2008 of, for Mr. McElya, $534,098; for Mr. Hasler, $504,788; for Mr. Campbell, $309,386; for Mr. Verwilst, $162,834; and for Mr. Beard, $309,386 (Mr. Stephenson had not yet been employed long enough to receive a payment under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2008); and for 2007, the sum of: (i) bonus payments for 2007 under the Company’s annual incentive bonus program of, for Mr. McElya, $1,052,300; for Mr. Hasler, $495,200; for Mr. Campbell, $321,880; for Mr. Stephenson, $175,934; for Mr. Verwilst, $263,137; and for Mr. Beard, $293,716; and (ii) payments under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2007 of, for Mr. McElya, $404,093; for Mr. Hasler, $342,452; for Mr. Campbell, $239,717; for Mr. Verwilst, $136,981; and for Mr. Beard, $239,717 (Mr. Stephenson had not yet been employed long enough to receive a payment under the Company’s Long Term Incentive Plan for the performance period ending December 31, 2007).
(9)	The amount shown in column (h) represents for each Named Executive Officer the sum of the aggregate annualized change in the actuarial present value of accumulated benefits under all defined benefit and actuarial pension plans (qualified and non-qualified, including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year.

(10)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $80,090); the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(11)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $144,245); the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(12)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $105,250); the cost of Company-paid personal travel; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(13)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $67,705); the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(14)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $89,584); the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(15)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $60,726); and life insurance premiums paid by the Company.
(16)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $38,692); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(17)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $60,040); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(18)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $43,153); the cost of a Company-provided apartment; the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(19)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $17,001); the cost of a Company-provided vehicle; a goods and services differential of $28,810; the value of Company-paid costs associated with Mr. Stephenson’s expatriate assignment (totaling $140,610); and life insurance premiums paid by the Company.

(20)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $33,608); the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(21)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $25,927); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(22)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $47,059); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(23)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $35,079); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(24)	Mr. Beard’s employment ended on March 31, 2009 due to a Resignation for Good Reason under his employment agreement. The amount shown in column (i) represents the cost of a Company-provided vehicle; life insurance premiums paid by the Company; and the amount of the compensation payable to Mr. Beard upon the termination of his employment (totaling $2,375,717, which represents a separation payment obligation of $1,237,500, a pension enhancement obligation of $234,413, $307,891 representing the payout of Mr. Beard’s non-qualified cash balance account under the Supplementary Benefit Plan less the amount the account earned in 2009 and reported under column (h), $131,204 representing the payout of Mr. Beard’s nonqualified defined contribution portion of the Supplementary Benefit Plan, $259,998 representing the portion of Mr. Beard’s Executive Deferred Compensation Plan account that was not allocated to CSA stock units, $175,594 worth of CSA stock representing 3,511.88 CSA stock units held under the Executive Deferred Compensation Plan at a share price of $50 at the time of distribution, $6,490 in vacation payout, and an estimated value of $22,627 related to temporary health and welfare benefits to be received for 24 months after termination).
(25)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $54,233); a special one-time Company contribution under the Executive Deferred Compensation Plan; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(26)	The amount shown in column (i) represents Company contributions under the qualified 401(k) CSA Investment Savings Plan and nonqualified defined contribution portion of the Supplementary Benefit Plan (totaling $39,568); the cost of Company-paid tax preparation and financial planning services; the cost of a Company-provided vehicle; and life insurance premiums paid by the Company.
(27)	The percentages of total compensation in 2009 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 21.4%, bonus 43.0%; for Mr. Hasler, base salary 18.5%, bonus 40.8%; for Mr. Campbell, base salary 31.2%, bonus 54.8%; for Mr. Stephenson, base salary 28.1%, bonus 53.4%; for Mr. Verwilst, base salary 30.0%, bonus 59.5%; for Mr. Beard, base salary 3.5%, bonus 0.0%.
(28)	The percentages of total compensation in 2008 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 42.1%, bonus 23.7%; for Mr. Hasler, base salary 38.2%, bonus 29.2%; for Mr. Campbell, base salary 49.6%, bonus 34.9%; for Mr. Stephenson, base salary 39.0%, bonus 0.0%; for Mr. Verwilst, base salary 57.4%, bonus 24.3%; for Mr. Beard, base salary 42.3%, bonus 35.3%.

(29)	The percentages of total compensation in 2007 that were attributable to base salary and total bonus (the amounts identified in columns (d) and (g)) were as follows: Mr. McElya, base salary 25.4%, bonus 44.7%; for Mr. Hasler, base salary 21.4%, bonus 37.4%; for Mr. Campbell, base salary 27.3%, bonus 40.9%; for Mr. Verwilst, base salary 28.6%, bonus 38.4%; for Mr. Beard, base salary 27.6%, bonus 43.2%.

Non-Equity Incentive Plan Compensation—Annual Incentive Bonus

Due to the severe industry and economic conditions that developed in 2008 and continued into 2009, the Committee, at the recommendation of senior management, suspended the annual bonus program applicable to senior executives for the first half of 2009. For the second half of 2009, the Committee approved executive bonus opportunities with target amounts set at 50% of the amounts originally established for 2009 prior to the suspension of the program. For the second half of 2009, the Committee established an incentive bonus target amount for each member of the executive leadership team based on a percentage of base salary. With respect to the Named Executive Officers, the percentage was 50% for Messrs. McElya and Hasler, and 32.5% for Messrs. Campbell, Stephenson and Verwilst. These incentive bonus target amounts are based on the levels of responsibility of the executives and other performance-based factors. Incentive bonus amounts actually paid for 2009 performance are set forth in footnote (8) under column (g) of the above Summary Compensation Table.

2009 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding plan-based awards made to the Named Executive Officers during 2009 that provide for possible future payouts.

Name (a)	Award Type	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair value of Stock and Option Awards
			Threshold (c)	Target (d)	Maximum (e)		or Units ( #) (i)	Options (j)	Awards ($/sh) (k)	($/sh) (l)
James S. McElya	LTIP(1)	1/1/2009	$175,000	$350,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	7/1/2009	$237,500	$475,000	$950,000

Edward A. Hasler	LTIP(1)	1/1/2009	$175,000	$350,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	7/1/2009	$187,500	$375,000	$750,000

Allen J. Campbell	LTIP(1)	1/1/2009	$100,000	$200,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	7/1/2009	$71,500	$143,000	$286,000

Keith D. Stephenson	LTIP(1)	1/1/2009	$100,000	$200,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	7/1/2009	$62,563	$125,125	$250,250

Michael C. Verwilst	LTIP(1)	1/1/2009	$100,000	$200,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	7/1/2009	$62,563	$125,125	$250,250

Larry Beard(4)	LTIP(1)	1/1/2009	$100,000	$200,000	Not applicable	(2)	—	—	—	—
	1/2 Year Bonus(3)	—	—	—	—		—	—	—	—

(1)	The non-equity incentive plan awards represent 2009 awards granted by the Compensation Committee to the Named Executive Officers under the Company’s Long Term Incentive Plan based on the achievement of operating cash flow objectives in the performance period beginning January 1, 2009 and ending December 31, 2011 (“2009 LTIP Awards”). 2009 LTIP Awards are payable in the first quarter of 2012, depending on the level of achievement of established targets and the approval of the Compensation Committee. The determination of award amounts under the Long Term Incentive Plan is described under “Long-Term Incentive Compensation” under the Executive Compensation Components section. The amounts set forth in footnote (5) under column (g) of the Summary Compensation Table do not pertain to the 2009 LTIP Awards; they reflect payments under a 2007 LTIP award granted by the Compensation Committee under the Long Term Incentive Plan based on the performance period beginning January 1, 2007 and ending December 31, 2009.
(2)	The 2009 LTIP does not provide for a maximum payout; the amount of the payout increases by 10% for each 1% increase in the actual level of achievement above the target level.
(3)	As described above under “Executive Compensation Review and Determinations for 2009”, due to the severe industry and economic conditions at the time, the Committee, at the recommendation of senior management, suspended the annual bonus program applicable to senior executives for the first half of 2009. For the second half of 2009, the Committee approved executive bonus opportunities with target amounts set at 50% of the amounts originally established for 2009 prior to the suspension of the program. The Committee set adjusted EBITDA performance targets (applicable to the Company as a whole) for the second half of 2009 in accordance with the 2009 business plan of the Company applicable to that period for use as the basis for bonus attainment. The amounts set forth in footnote (7) under column (g) of the Summary Compensation Table pertain to payouts of the 2009 1/2 Year Bonus awards based on actual achievement based on performance to adjusted EBITDA targets.

(4)	Mr. Beard’s employment with the Company terminated as of March 31, 2009. He is not eligible for future payouts under non-equity incentive plan awards payable with respect to periods ending after that date, and as such, forfeited any right to payment under the 2009 LTIP.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table sets forth information concerning outstanding stock option awards and stock units under the Management Stock Purchase Plan held by the Named Executive Officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards(1)					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(2) (b)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)(3) (d)	Option Exercise Price (e)		Option Expiration Date(4) (f)	Number of Shares or Units of Stock that have not vested (#) (g)		Market Value of Shares or Units of Stock that have not vested(10) (h)

James S. McElya	34,428	10,295		$100	12/23/2014	789	(5)	$0

Edward A. Hasler	18,936 3,807	5,662 1,595	$ $	100 100	12/23/2014 3/15/2017	1,156	(6)	$0

Allen J. Campbell	17,215 1,576	5,147 660	$ $	100 100	12/23/2014 3/15/2017	623	(7)	$0

Keith D. Stephenson	8,333	4,167		$120	3/20/2018	471	(8)	$0

Michael C. Verwilst	13,771 1,487	4,118 624	$ $	100 100	12/23/2014 3/15/2017	486	(9)	$0

Larry Beard	—	—		—	—	—		—

(1)	All of the amounts presented in this portion of the table relate to options to purchase shares of the Company’s Common Stock granted to the Named Executive Officers under the Company’s Stock Incentive Plan. Options listed above with an Option Expiration Date of December 23, 2014 were granted on December 23, 2004, those with an Option Expiration Date of March 15, 2017 were granted on March 15, 2007, and those with an Option Expiration Date of March 20, 2018 were granted on March 20, 2008.

(2)	Represents time-based options and performance-based options which have vested and were exercisable as of December 31, 2009 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 22,362 shares time-based and 12,066 shares performance-based; for Mr. Hasler, 15,000 shares time-based and 7,743 shares performance-based; for Mr. Campbell, 12,299 shares time-based and 6,492 shares performance-based; for Mr. Stephenson, 8,333 shares time-based and 0 shares performance-based; and for Mr. Verwilst, 10,000 shares time-based and 5,258 shares performance-based.
(3)	Represents outstanding time-based options and performance-based options which have not been earned or vested and were unexercisable as of December 31, 2009 with respect to the following number of shares of the Company’s common stock: for Mr. McElya, 0 shares time-based and 10,295 shares performance-based; for Mr. Hasler, 0 shares time-based and 7,257 shares performance-based; for Mr. Campbell, 0 shares time-based and 5,807 shares performance-based; for Mr. Stephenson, 0 shares time-based and 4,167 shares performance-based; and for Mr. Verwilst, 0 shares time-based and 4,742 shares performance-based.
(4)	Options expire on the earliest to occur of: (i) the tenth anniversary of the date of grant; (ii) the first anniversary of the date of the optionee’s termination of employment due to death, disability, retirement at normal retirement age or the sale by the Company (not constituting a change of control) of the business in which the optionee was employed; (iii) 90 days following the date of the optionee’s termination of employment without cause (or for reasons other than those described in (ii)); or (iv) on the date of the optionee’s termination of Employment for cause. Mr. Beard terminated his employment with the Company for Good Reason on March 31, 2009, pursuant to his employment agreement; thus his options expired on June 29, 2009.
(5)	Represents 789 stock units, which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(6)	Represents 1,156 stock units, which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(7)	Represents 623 stock units, which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(8)	Represents 471 stock units, which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(9)	Represents 486 stock units, which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that had not yet become vested as of December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(10)	The values in column (h) equal the total number of matching stock units listed in column (g) for each Named Executive Officer multiplied by the value of the Company’s common stock as of December 31, 2009, which was assumed to be $0 because it is anticipated that the common stock of the Company will be cancelled upon emergence from Chapter 11 under the Amended Plan.

2009 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2009 for our Named Executive Officers. No stock options were exercised by our Named Executive Officers in 2009.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($)(7) (e)
James S. McElya	—	—	789	(1)	$0
Edward A. Hasler	—	—	1,156	(2)	$0
Allen J. Campbell	—	—	623	(3)	$0
Keith D. Stephenson	—	—	471	(4)	$0
Michael C. Verwilst	—	—	486	(5)	$0
Larry Beard	—	—	1,168	(6)	$58,400

(1)	Represents 789 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(2)	Represents 1,156 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(3)	Represents 623 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(4)	Represents 471 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(5)	Represents 486 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on December 31, 2009. These matching units vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(6)	Represents 1,168 stock units which is the portion of the units granted on December 31, 2007 through the Company match under the Management Stock Purchase Plan that became vested on March 31, 2009 as a result of Mr. Beard’s Resignation for Good Reason. These matching units generally vest ratably over a three year period. Description of Management Stock Purchase Plan is found in Executive Compensation Components.
(7)	Except for Mr. Beard’s figure, the values in column (e) equal the total number of matching stock units listed in column (d) for each Named Executive Officer multiplied by the value of the Company’s common stock as of December 31, 2009, which was assumed to be $0 because it is anticipated that common stock of the Company will be cancelled upon emergence from Chapter 11 under the Amended Plan. For Mr. Beard, the value reported under column (e) equals the number of matching stock units that became immediately vested as a result of his Resignation for Good Reason (listed in column (d)), multiplied by the value of the Company’s common stock at the time his employment ended, which was $50 per share.

2009 PENSION BENEFITS

The following table sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under the CSA Retirement Plan and the non-qualified defined benefit portion of the Supplementary Benefit Plan as described in “Retirement Plan Benefits” under the Executive Compensation Components section, assuming benefits are paid at normal retirement age or the earliest retirement age at which participants receive unreduced benefits, based on current levels of compensation. The table also shows the number of years of credited service under each plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2009.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)		Present Value of Accumulated Benefit(1) ($) (d)		Payments During Last Fiscal Year ($) (e)
James S. McElya	CSA Retirement Plan(2) Supplementary Benefit Plan(3)	9.00 13.92	(4)	$ $	109,173 3,641,551	$ $	0 0

Edward A. Hasler	CSA Retirement Plan(6) Supplementary Benefit Plan(6)	22.08 23.00		$ $	784,537 2,328,367	$ $	0 0

Allen J. Campbell	CSA Retirement Plan(2) Supplementary Benefit Plan(5)	10.33 11.25		$ $	131,353 336,910	$ $	0 0

Keith D. Stephenson	CSA Retirement Plan(2) Supplementary Benefit Plan(5)	1.58 2.50		$ $	17,316 51,701	$ $	0 0

Michael C. Verwilst	CSA Retirement Plan(2) Supplementary Benefit Plan(5)	5.83 6.75		$ $	66,248 237,301	$ $	0 0

Larry J. Beard	CSA Retirement Plan(2) Supplementary Benefit Plan(5)	9.00 9.17		$ $	0 0	$ $	108,134 366,796

(1)	Present values determined using a December 31, 2009 measurement date and reflect benefits accrued based on service and pay earned through such date. Figures are determined based on post-commencement valuation mortality (2009 Static PPA table) and commencement of benefits at age 65, except for Mr. McElya and Mr. Hasler, who were assumed to retire at age 63 and 62 respectively because they are eligible for unreduced benefits at that age as discussed in footnotes (3) and (6) below. The assumed discount rate as of the measurement date is 5.60%.
(2)	Messrs. McElya, Campbell, Beard, Verwilst and Stephenson are covered under the cash balance design for purposes of the qualified CSA Retirement Plan which was frozen January 31, 2009. The amount shown for Messr. Beard is the lump sum he received in 2009.
(3)	Mr. McElya receives two types of defined benefits under the Supplementary Benefit Plan. He receives a non-qualified cash balance benefit determined under usual terms. In addition, he receives a benefit determined under the final average pay design, offset by the annuity-equivalent of his qualified and nonqualified cash balance benefits. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 63.

(4)	Mr. McElya is granted four years of additional service in the Supplementary Benefit Plan to compensate for lost (non-vested) benefits accrued with his previous employer prior to joining the Company in January 2000.
(5)	Messrs. Campbell, Stephenson, Verwilst, and Beard are covered under the cash balance design for purposes of the non-qualified Supplementary Benefit Plan. The amount shown for Messr. Beard is the lump sum he received in 2009.
(6)	Mr. Hasler is covered under the final average pay design for both the qualified CSA Retirement Plan and the non-qualified Supplementary Benefit Plan. Because the final average pay design includes an unreduced feature upon attainment of age 62 and 10 years of service, which the executive would be eligible for, he was assumed to retire at age 62.

2009 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth annual executive and company contributions under non-qualified deferred compensation provisions of the Executive Deferred Compensation Plan and the non-qualified defined contribution portion of the Supplementary Benefit Plan, as well as each Named Executive Officer’s withdrawals, earnings and fiscal-year end balances in those plans.

Name (a)	Executive Contribution in Last FY(1) (b)	Registrant Contributions in Last FY(2) (c)	Aggregate Earnings in Last FY (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last FYI (f)
James S. McElya	$0	$78,865	$(37,326)	$(1,034,304)	$755,734
Edward A. Hasler	$0	$66,480	$(284,630)	$0	$353,325
Allen J. Campbell	$0	$37,467	$(151,337)	$0	$208,128
Keith D. Stephenson	$0	$15,776	$(138,787)	$0	$47,959
Michael C. Verwilst	$0	$24,702	$(106,929)	$0	$192,379
Larry J. Beard	$0	$0	$(13,549)	$(566,797)	$0

(1)	Amounts represent deferrals under the Executive Deferred Compensation Plan.
(2)	Amounts are included in column (i) of the Summary Compensation Table and represent nonqualified Company matching contributions under the Supplementary Benefit Plan. The Company match under the Executive Deferred Compensation Plan is made in stock units under the Management Stock Purchase Plan feature, which is more fully described in the Executive Compensation Components section. The NEOs did not make deferrals under the Management Stock Purchase Plan for the 2009 plan year and therefore did not receive matching stock units for 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Named Executive Officers have entered into employment agreements with the Company which provide for certain benefits upon termination of employment, including termination following a change in control as defined in the Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan (the “Change in Control Plan”). The table below shows estimates of the value of compensation that would be payable to each Named Executive Officer upon termination of employment with the Company under certain circumstances. As indicated in the table, compensation upon termination of employment varies depending on the circumstances of the termination and whether or not it occurred following a change in control. Amounts presented in the table are calculated as if the employment of the executive terminated effective December 31, 2009. Payments due to any one of the Named Executive Officers upon actual termination of employment can only be determined at the time of termination. There can be no assurance that an actual termination or change in control would produce the same or similar results as those described below if it were to occur on any other date and if the actual circumstances at the time of termination.

Amounts accrued under the normal terms of our pension and deferred compensation plans are not included in this table. Information concerning pension benefits and deferred compensation disclosures is presented under “Pension Benefits”, and “Nonqualified Deferred Compensation.” Similarly, information concerning vested equity awards is not included in the table, and is presented under “Outstanding Equity Awards at Fiscal Year End.”

Name	Severance Payment(1)	Pension Enhancement(2)	Health/Life(3)	Outplacement Services(4)	Accelerated Vesting of Equity Awards(5)	Gross Up(6)	Totals
James S. McElya
• Termination Without Cause or Resignation for Good Reason, After Change in Control	$7,074,387	$2,509,841	$554,990	$50,000	—	$3,662,843	$13,852,061
• Termination Without Cause or Resignation for Good Reason, with no Change in Control	$6,124,387	$2,509,841	$554,990	$50,000	—	N/A	$9,239,218
• Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
• Termination due to Death	$7,676,922	$2,509,841	$142,743	—	—	N/A	$10,329,506
• Termination due to Disability	$7,676,922	$2,509,841	$554,990	—	—	N/A	$10,741,753

Edward A. Hasler
• Termination Without Cause or Resignation for Good Reason, After Change in Control	$3,904,387	$2,015,160	$538,438	$50,000	—	$2,721,929	$9,229,914
• Termination without Cause or Resignation for Good Reasons.With no Change in Control	$2,730,000	$2,015,160	$39,149	—	—	N/A	$4,784,309
• Termination Without Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
• Termination due to Death	$424,387	—	—	—	—	N/A	$424,387
• Termination due to Disability	$424,387	—	—	—	—	N/A	$424,387

Allen J. Campbell
• Termination Without Cause or Resignation for Good Reason, After Change in Control	$2,134,507	$213,285	$451,020	$50,000	—	$1,024,969	$3,873,781
• Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,452,000	$213,285	$28,819	—	—	N/A	$1,694,104
• Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
• Termination due to Death	$242,507	—	—	—	—	N/A	$242,507
• Termination due to Disability	$242,507	—	—	—	—	N/A	$242,507

Keith D. Stephenson
• Termination Without Cause or Resignation for Good Reason, After Change in Control	$2,018,007	$91,044	$438,096	$50,000	—	$1,095,617	$3,692,764
• Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,350,500	$91,044	$19,936	—	—	N/A	$1,461,480
• Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
• Termination due to Death	$242,507	—	—	—	—	N/A	$242,507
• Termination due to Disability	$242,507	—	—	—	—	N/A	$242,507

Michael Verwilst
• Termination Without Cause or Resignation for Good Reason, After Change in Control	$1,898,007	$136,898	$435,186	$50,000	—	$972,855	$3,492,946
• Termination Without Cause or Resignation for Good Reason, with no Change in Control	$1,270,500	$136,898	$32,564	—	—	N/A	$1,439,962
• Termination for Cause or Resignation Without Good Reason	—	—	—	—	—	N/A	—
• Termination due to Death	$242,507	—	—	—	—	N/A	$242,507
• Termination due to Disability	$242,507	—	—	—	—	N/A	$242,507

Larry Beard(7)	$1,237,500	$234,413	$22,627	—	$58,400	N/A	$1,552,940

(1)	Cash severance is generally paid in a lump sum at termination. Cash severance amounts estimated above are based on providing executives with prorated outstanding incentive awards and a multiple of the sum of (i) their annual base rate of salary at date of termination plus (ii) their target annual bonus for the year prior to termination, with such multiple equal to three (3) for Mr. McElya and two (2) for Messrs. Hasler, Campbell, Stephenson, and Verwilst. If the termination occurs following a change of control, each Named Executive officer’s cash severance is increased by one additional year’s base salary. Further description of the terms applicable to cash severance payments is included under “Terms Applicable to Payments Upon Termination of Employment.”

(2)	The pension enhancement provides for payment of the present value of the additional accrued benefit that would otherwise be due from the Company’s qualified and non-qualified pension plans had the executive continued in active service for a specified number of years beyond termination, with such number of years equal to three (3) for Mr. McElya and two (2) for Messrs. Campbell, Hasler, Stephenson, and Verwilst. Pension-eligible earnings to be used for these calculations depend on the circumstances of the termination, described under “Terms Applicable to Payments Upon Termination of Employment.”
(3)	Health and life insurance benefits are continued for the Named Executive Officers and their covered dependents after termination of employment under certain circumstances. In such cases, the commitment is generally to provide for coverage for these benefits in a manner such that (i) benefits provided are substantially similar to those at termination and (ii) recipients of such benefits will not pay higher share of cost for such benefits than had been required prior to termination of employment based on elections in place at that time. Further description of the terms applicable to health and life insurance benefits is included under “Terms Applicable to Payments Upon Termination of Employment.”
(4)	Under Mr. McElya’s employment agreement, payment of the cost of outplacement services is provided in an amount up to 15% of his annual base salary at the time of termination, and for purposes of the computations above, actual reimbursement was assumed not to exceed $50,000. In addition, outplacement services were assumed not to be utilized in the death and disability scenarios for Mr. McElya. Upon termination without cause (or resignation for good reason) after a change of control, all Named Executive officers are entitled to payment of the cost of outplacement services in an amount equal to the lesser of 15% of annual base salary at the time of termination, or $50,000.
(5)	Represents effect of accelerated vesting related to time-based and performance-based stock options. In the event of a change in control, outstanding and unvested time-based stock options become fully vested and exercisable, and 20% to 100% of outstanding and unvested performance-based options for the tranche applicable to the year in which the change in control occurs (and the tranche(s) applicable to future years) shall vest to the extent that cumulative consolidated EBITDA performance from the 2004 calendar year through the most recent fiscal year-end meets or exceeds 85% of cumulative performance targets for the same period (where vesting occurs on a straight-line basis between 20% and 100% depending on achievement of the performance targets between 85% and 100%).
(6)	Upon a change of control of the Company each executive may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Pursuant to the executive’s employment agreement and/or the Severance Plan, the Company has agreed to reimburse the executive for all excise taxes that are imposed on the executive pursuant to Section 280G and any income and excise taxes that are payable by the executive as a result of this reimbursement. These amounts assume that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to the non-competition covenants included in the agreement. Amounts will be discounted to the extent the Company can demonstrate by clear and convincing evidence that the non-competition covenants included in the agreement substantially constrains the executive’s ability to perform services and there is a reasonable likelihood that the non-competition covenants will be enforced against the individual.

(7)	Mr. Beard’s employment ended on March 31, 2009, due to resignation for Good Reason, pursuant to his employment agreement. The amounts set forth in the table represent actual payouts that occurred in 2009, which amounts are reflected in the Summary Compensation Table on page 133. The $58,400 listed under Accelerated Vesting of Equity Awards represents the number of matching stock units under the Management Stock Purchase Plan that became immediately vested as a result of his Resignation for Good Reason (1,168), multiplied by the value of the Company’s common stock at the time his employment ended, which was $50/share; the Summary Compensation Table also includes the value of employee stock units and matching stock units that were already vested prior to Mr. Beard’s termination of employment.

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

Mr. McElya’s Employment Agreement

On March 26, 2009, Mr. McElya’s existing employment agreement with the Company was amended and restated, primarily to document that Mr. McElya was again serving as the Company’s Chief Executive Officer in addition to serving as the Company’s Chairman. The material provisions of Mr. McElya’s previous employment agreement, entered into in December 2007, remained unchanged. Mr. McElya’s employment agreement provides him with special retirement termination benefits in the event that he terminates employment as Chief Executive Officer with at least 90 days prior written notice and agrees to continue providing services to the Company as non-executive Chairman of the Board for a period to be mutually agreed (a “qualified retirement”). The special retirement benefits correspond to the amounts and benefits that would otherwise be payable to Mr. McElya in connection with an involuntary termination of his employment without “cause”, or in connection with a voluntary termination of his employment for “good reason”, as such terms are defined in the employment agreement. Mr. McElya’s employment agreement also provides that, following a qualified retirement as described above, Mr. McElya’s stock options with Cooper-Standard Holdings Inc. (“Holding’s”) will continue to vest as if he remained employed for so long as Mr. McElya continues to serve as non-executive Chairman, and his vested options upon termination as Chairman will remain exercisable until two years following the date of his termination as Chairman (or until the normal option term expiration date, if sooner).

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

The current term of Mr. McElya’s employment agreement ends December 31, 2010, but the term will be automatically extended for one year periods thereafter unless either the Company or Mr. McElya provides a notice of termination by September 30 of a given year. The agreement provides Mr. McElya with an annual base salary (currently $950,000), which is to be reviewed by the Board each year. The Board may increase, but not decrease, the base salary. The agreement also provides Mr. McElya with an annual bonus opportunity based on a percentage of his base salary (currently 100%) as well as participation in the Company’s benefit plans and long-term incentive plans and programs. Effective January 2009, Mr. McElya and the other members of the Company’s senior leadership team, consented to a 10% reduction in base salary for a six month period, subject to extension, and waived eligibility under the annual bonus plan for a bonus with respect to the first half of 2009. In addition, Mr. McElya consented to the freezing of certain retirement and savings plan benefits.

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

If Mr. McElya voluntarily elects to retire and agrees to act as the Company’s non-executive Chairman of the Board for a mutually agreed upon term, then Mr. McElya will be entitled to the amounts and considerations Mr. McElya would have been entitled to if Mr. McElya’s employment had been terminated by Mr. McElya for Good Reason or by the Company without Cause immediately prior to the expiration of the current term of employment.

If the Company elects not to extend Mr. McElya’s employment agreement upon expiration of the current term, then Mr. McElya will be treated as if he terminated employment for good reason or the Company terminated without cause and entitled to the severance pay and other benefits described above, except that such pay and benefits will not be paid until his actual termination of employment which shall be deemed effective December 31 of the year in which the Company provided notice of its election.

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

Employment Agreements of Other Named Executive Officers

The Company has in effect employment agreements with the other Named Executive Officers, which are substantially similar to Mr. McElya’s employment agreement except as described below. Mr. Hasler’s employment agreement provides that he served as the Company’s President and Chief Executive Officer from July 1, 2008 through March 25, 2009 and effective March 26, 2009, serves as the Company’s Vice Chairman and President, North America. Mr.Verwilst’s employment agreement provides that he served as the Company’s President, Global Fluid Systems from June 2007 through March 26, 2009 and effective March 26, 2009, serves as the Company’s Vice President, Mergers and Acquisitions. The other Named Executive Officers’ employment agreements have an initial term ending December 31, 2009 (July 1, 2011 for Mr. Hasler) and continue for one year periods thereafter, unless the Company or Named Executive Officer provides a notice of termination at least 60 days prior to the end of any term. Under the agreements, each Named Executive Officer is paid an annual base salary, currently as follows: $750,000 for Mr. Hasler; $440,000 for Mr. Campbell; $425,000 for Mr. Stephenson; and $385,000 for Mr. Verwilst. Mr. Beard’s employment with the Company terminated on March 31, 2009. The agreements provide that the Committee may increase the base salary from time to time, based upon the recommendation of the Chief Executive Officer. The agreements also provide that the Named Executive Officers are entitled to participate in such annual and long-term incentive compensation programs and benefit plans and programs as are generally provided to senior executives. In January of 2009, the Named Executive Officers consented to a 10% reduction in their base salaries for a six month period, subject to extension, and waived their eligibility under the annual bonus plan to bonuses with respect to the first half of 2009. In addition, the Named Executive Officers consented to the freezing of certain retirement and savings plan benefits.

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

Termination for “Cause” under the plan has the same meaning as termination for Cause under Mr. McElya’s employment agreement, described above. The circumstances that constitute reasons under the plan for which a Named Executive Officer may terminate his employment and be entitled to severance benefits as if he was terminated without Cause are as follows: (i) for Messrs. McElya, Hasler, Campbell, Stephenson, and Verwilst, a significant adverse change in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the position held by the executive immediately prior to the Change in Control, (ii) a reduction in the executive’s base salary or opportunities for incentive compensation under applicable Company plans and programs, (iii) the termination or denial of the executive’s rights to employee benefits or a reduction in the scope or aggregate value thereof, (iv) any material breach of its obligations under the plan by the Company or any successor or (v) a requirement by the Company that the executive move his principal work location more than 50 miles; in each case other than (v) unless remedied by the Company within ten calendar days following notice from the executive of such circumstances. Under the plan, Mr. McElya may voluntarily terminate his employment for any reason or without reason during the thirty-day period immediately following the date that is six months after a Change of Control has occurred (other than a Change of Control related to an initial public offering) and receive the severance benefits applicable to termination without Cause.

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

DIRECTOR COMPENSATION

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the year ended December 31, 2009.

Name (a)	Fees Earned or Paid in Cash (b)		Stock Awards (c)(6)	Option Awards (d)	All Other Compensation (g)	Total (h)
Gerald J. Cardinale	$—	(1)	—	—	—	$—
Gary L. Convis	$66,125	(2)	—	—	—	$66,125
Jack Daly	$—	(1)	—	—	—	$—
S. A. Johnson	$127,625	(3)	—	—	—	$127,625
Leo F. Mullin	$—	(1)	—	—	—	$—
James A. Stern	$—	(1)	—	—	—	$—
Steven A. Van Oss	$76,125	(4)	—	—	—	$76,125
Kenneth L. Way	$77,625	(5)	—	—	—	$77,625

(1)	As officers or nominees of the Company’s Sponsors, Messrs. Cardinale, Daly, Mullin and Stern were not entitled to compensation for serving as a director or member of any committee of the Board of Directors.
(2)	Represents $60,125 ($65,000 minus 10% pay reduction for the first three quarters) for Mr. Convis’ annual outside director fee and $6,000 for attendance at meetings of the Board of Directors in 2009.
(3)	Represents $60,125 ($65,000 minus 10% pay reduction for the first three quarters) for Mr. Johnson’s annual outside director fee, $60,000 as a transitional fee paid to Mr. Johnson, who served prior to 2009 as the Company’s Lead Director, and $7,500 for attendance at meetings of the Board of Directors in 2009.
(4)	Represents $60,125 ($65,000 minus 10% pay reduction for the first three quarters) for Mr. Van Oss’ annual outside director fee, $10,000 for his service as Chairman of the Audit Committee, and $6,000 for attendance at meetings of the Board of Directors in 2009.
(5)	Represents $60,125 ($65,000 minus 10% pay reduction for the first three quarters) for Mr. Way’s annual outside director fee, $10,000 for his service as Chairman of the Compensation Committee, and $ 7,500 for attendance at meetings of the Board of Directors in 2009.
(6)	The amount shown in column (c) represents the grant date fair value associated with Company matching stock units allocated under the Management Stock Purchase Plan as determined pursuant to ASC Topic 718. Because it is anticipated that the common stock of the Company will be cancelled upon emergence from Chapter 11 under the Amended Plan, the value of the Company’s common stock as of December 31, 2009 is deemed to be zero.

Summary of Director Compensation

None of our directors who are officers or nominees of our Sponsors receive any compensation for serving as a director or as a member or chair of a committee of the Board of Directors. Members of the Board of Directors who are not employees of the Company or officers, nominees or employees of our Sponsors are compensated with an outside director fee in the amount of $65,000 per year (which was reduced by 10% for the first three quarters of 2009) and, if they serve as chair of a committee of the Board of Directors, an additional fee of $10,000 per year. Our directors who are not employees of the Company or officers, nominees or employees of our Sponsors also receive $1,500 per meeting of the Board of Directors that such members attend, and are eligible to receive grants of non-qualified and incentive stock options and other stock-based awards under the Company’s Stock Incentive Plan.

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

The following table and accompanying footnotes show information regarding the beneficial ownership of the issued and outstanding common stock of Cooper-Standard Holdings Inc. as of March 25, 2010 by (i) each person known by us to beneficially own more than 5% of the issued and outstanding common stock of Cooper-Standard Holdings Inc., (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group.

Name and beneficial owner	Number	Percent
The Cypress Group L.L.C.(1)	1,715,000	49.3%
The Goldman Sachs Group, Inc.(2)	1,715,000	49.3
James A. Stern(3)	1,715,000	49.3
Gerald J. Cardinale(4)	1,715,000	49.3
James S. McElya	20,000	*
Edward A. Hasler	2,700	*
S.A. (Tony) Johnson	5,000	*
Kenneth L. Way	2,500	*
Leo F. Mullin	1,000	*
Jack Daly	—	—
Gary L. Convis	—	—
Stephen A. Van Oss	—	—
Allen J. Campbell	3,150	*
Michael C. Verwilst	3,000	*
Keith D. Stephenson	—	—
All directors and executive officers as a group (16 persons)(5)	41,100	1.2%

*	less than 1%.
(1)	Includes 1,624,386 shares of common stock owned by Cypress Merchant Banking Partners II L.P., 71,337 shares of common stock owned by Cypress Merchant Banking II C.V., 15,847 shares of common stock owned by 55th Street Partners II L.P. (collectively, the “Cypress Funds”) and 3,430 shares owned by Cypress Side-by-Side L.L.C. Cypress Associates II L.L.C. is the managing general partner of Cypress Merchant Banking II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P., and has voting and investment power over the shares held or controlled by each of these funds. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds. Each of such individuals disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member. The business address of these entities is c/o The Cypress Group L.L.C., 65 East 55th Street, New York, New York 10022.
(2)	The number of shares indicated as owned by The Goldman Sachs Group, Inc. (“GS Group”) reflects the number of shares of common stock that corresponds to the number of common shares held by investment partnerships (the “GS Funds”), of which affiliates of GS Group are the general partner or managing general partner. GS Group and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own in the aggregate 1,715,000 shares of common stock which are deemed to be beneficially owned directly or indirectly by the GS Funds. Goldman, Sachs & Co. is the investment manager for certain of the GS Funds. Goldman, Sachs & Co. is a direct and indirect, wholly owned subsidiary of GS Group. GS Group, Goldman, Sachs & Co. and the GS Funds share voting power and investment power with certain of their respective affiliates. Shares deemed to be beneficially owned by the GS Funds consist of: (a) GS Capital Partners 2000, L.P.—970,536 shares, (b) GS Capital Partners 2000 Offshore, L.P.—352,656 shares, (c) GS Capital Partners 2000 GmbH & Co. Beteiligungs KG—40,565 shares, (d) GS Capital Partners 2000 Employee Fund, L.P.—308,368 shares and (e) Goldman Sachs Direct Investment Fund 2000, L.P.—42,875 shares. GS Group, Goldman, Sachs & Co. and their affiliates each disclaims beneficial ownership of the shares of common stock owned directly or indirectly by the GS Funds, except to the extent of their pecuniary interest therein, if any. The business address of these entities is c/o GS Capital Partners 2000, 200 West St., New York, New York 10282-2198.

(3)	Mr. Stern is Chairman of The Cypress Group L.L.C. Mr. Stern may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Cypress Funds, but disclaims beneficial ownership of such shares. Cypress Side-By-Side L.L.C. is a sole member-L.L.C. of which Mr. James A. Stern is the sole member.
(4)	Mr. Cardinale is a Managing Director in Goldman, Sachs & Co.’s Principal Investment Area. Mr. Cardinale disclaims beneficial ownership of any shares held or controlled by these entities or their affiliates, except to the extent of his pecuniary interest therein, if any.
(5)	Does not include the 1,715,000 shares shown on the table with respect to Mr. Cardinale, which represent the same 1,715,000 shares shown with respect to The Goldman Sachs Group, Inc., or the 1,715,000 shares shown on the table with respect to Mr. Stern, which represents the same 1,715,000 shares shown with respect to The Cypress Group L.L.C.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Messrs. Johnson, Cardinale, Convis, Daly, Mullin, Stern, Van Oss and Way are “independent” directors as defined in the listing standards of the Nasdaq Stock Market. Mr. McElya, our Chairman and Chief Executive Officer, and Mr. Hasler, our Vice Chairman and President, North America, are not “independent” directors within such definition.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

	Fiscal Year Ended December 31,
	2008	2009
Audit fees (1)	$3,188	$2,839
Audit-related fees (2)	245	61
Tax fees (3)	993	1,200

(1)	Audit fees include services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in our quarterly reports on Form 10-Q, international statutory audits, and assistance with filing of our registration statements.
(2)	Audit related fees include services related to the audits of our employee benefit plans and consultation concerning financial accounting and reporting standards, as well as services related to transaction advisory.
(3)	Tax fees include services related to tax compliance, tax advice, and tax planning.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report on Form 10-K:

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit

3.3	Certificate of Incorporation of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

3.4	Certificate of Amendment of Certificate of Incorporation of Cooper-Standard Holdings Inc. dated November 12, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

3.5	Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.1	Indenture, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.2	Indenture, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.3	Supplemental Indenture No. 1, Senior Notes due 2012, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.4	Supplemental Indenture No. 1, Senior Subordinated Notes due 2014, dated as of July 11, 2006, between Cooper-Standard Automotive FHS Inc., as Guaranteeing Subsidiary, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

4.5	Registration Rights Agreement, 7% Senior Notes due 2012, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.6	Registration Rights Agreement, 8 3/8% Senior Subordinated Notes due 2014, dated as of December 23, 2004, among Cooper-Standard Automotive Inc., the Guarantors named therein, Deutsche Bank Securities Inc., Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, BNP Paribas Securities Corp. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

4.7	Form of 7% Senior Notes due 2012, exchange note Global Note (incorporated by reference to Exhibit 4.5 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.8	Form of 8 3/8% Senior Subordinated Notes due 2014, exchange note Global Note (incorporated by reference to Exhibit 4.6 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

Exhibit No.	Description of Exhibit

4.9	7% Senior Notes due 2012, Rule 144A Global Note (incorporated by reference to Exhibit 4.7 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.10	7% Senior Notes due 2012, Regulation S Global Note (incorporated by reference to Exhibit 4.8 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.11	8 3/8% Senior Subordinated Notes due 2014, Rule 144A Global Note (incorporated by reference to Exhibit 4.9 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

4.12	8 3/8% Senior Subordinated Notes due 2014, Regulation S Global Note (incorporated by reference to Exhibit 4.10 to Amendment 1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated April 15, 2005).

10.1	Credit Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent, and Goldman Sachs Credit Partners L.P., UBS Securities LLC, and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.2	U.S. Security Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.3	U.S. Pledge Agreement, dated as of December 23, 2004, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc. and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.4	U.S. Subsidiaries Guaranty, dated as of December 23, 2004, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.5	First Amendment and Consent to Credit Agreement, dated as of February 1, 2006, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various lending institutions, Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2005).

Exhibit No.	Description of Exhibit

10.6

Second Amendment to Credit Agreement, dated as of July 26, 2007, among Cooper-Standard Holdings Inc.,

Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Steffens Beheer BV, various Lender parties, and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2007).

10.7

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

Form 8-K dated December 18, 2008).

10.8	Fourth Amendment to Credit Agreement, dated as of December 18, 2008, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), various Lender parties, and Deutsche Bank Trust Company Americas as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2009).

10.9**

Fifth Amendment to Credit Agreement, dated as of July 14, 2009, among Cooper-Standard Holdings Inc.,

Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), various Lender parties, and Deutsche Bank Trust Company Americas as Administrative Agent.

10.10**

Sixth Amendment to Credit Agreement, dated as of August 18, 2009, among Cooper-Standard Holdings Inc.,

Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), various Lender parties, and Deutsche Bank Trust Company Americas as Administrative Agent.

10.11**	Seventh Amendment to Credit Agreement, dated as of December 16, 2009, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V. (f/k/a Steffens Beheer BV), various Lender parties, and Deutsche Bank Trust Company Americas as Administrative Agent.

10.12

Debtor-In-Possession Credit Agreement, dated as of August 5, 2009, among Cooper-Standard Holdings Inc.,

Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, the various lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent and Collateral Agent, Banc of America Securities LLC, General Electric Corporation and UBS Securities LLC, as Co-Syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.13	First Amendment to Debtor-in-Possession Credit Agreement, dated as of August 31, 2009, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, various Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

Exhibit No.	Description of Exhibit

10.14	Second Amendment to Debtor-in-Possession Credit Agreement and Limited Waiver, dated as of September 11, 2009, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive Brasil Sealing LTDA and Cooper-Standard Automotive Brasil Fluid Systems LTDA, various Lenders party thereto and Deutsche Bank Trust Company Americas, as Administrative Agent and Deutsche Bank S.A.—Banco Alemao as Brazilian Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.15**	The Debtor-In-Possession Credit Agreement, dated December 18, 2009, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Metzeler Automotive Profile Systems GmbH, the various lending institutions party thereto, Deutsche Bank Trust Company Americas as Administrative Agent, Collateral Agent and Documentation Agent and Deutsche Bank Securities Inc. as Syndication Agent, Sole Lead Arranger and Sole Book Runner.

10.16**	U.S. Security Agreement, dated December 30, 2009, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., certain subsidiaries of Cooper-Standard Holdings Inc., and Deutsche Bank Trust Company Americas.

10.17**	U.S. Pledge Agreement, dated December 30, 2009, by and among the pledgors listed therein and Deutsche Bank Trust Company Americas.

10.18**	Global Subsidiaries Guaranty, dated as of December 30, 2009, by certain subsidiaries of Cooper-Standard Holdings Inc. in favor of Deutsche Bank Trust Company Americas, as administrative agent.

10.19	Stock Purchase Agreement, dated as of September 16, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.20	Amendment Number 1 to the Stock Purchase Agreement, dated as of December 3, 2004, among Cooper Tire & Rubber Company, Cooper Tyre & Rubber UK Limited and Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.21	Stock and Asset Purchase Agreement, dated as of December 4, 2005, between ITT Industries, Inc. and Cooper-Standard Automotive Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 8, 2005).

10.22	First Amendment to the Stock and Asset Purchase Agreement dated February 6, 2006 between Cooper-Standard Automotive Inc. and ITT Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2006).

10.23	Sale and Purchase Agreement, dated and notarized on June 9 and June 10, 2007, by and between Automotive Sealing Systems S.A., Cooper-Standard Automotive Inc. and CSA Germany GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 14, 2007).

Exhibit No.	Description of Exhibit

10.24	Stockholders Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.25	Registration Rights Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.26	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II L.P. and Cypress Side-by-Side LLC (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.27	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and GS Capital Partners 2000, L.P., GS Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. KG, GS Capital Partners 2000 Employee Fund, L.P. and Goldman Sachs Direct Investment Fund 2000, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.28	Fourth Amended and Restated Employment Agreement, dated July 1, 2008, by and among Cooper-Standard Automotive Inc. and James S. McElya (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.29	Executive Put Option Agreement, dated December 19, 2007, by and among Cooper-Standard Holdings Inc., Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55 th Street Partners II L.P., Cypress Side-by-Side LLC, GS Capital Partners 2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GmbH & Co. Beteiligungs KG, GS Capital Partners 2000, L.P. and James S. McElya (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

*10.30	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and James S. McElya (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.31	Employment Agreement, dated as of July 1, 2008, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.32	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.33	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.34	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

Exhibit No.	Description of Exhibit

*10.35	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.36	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and S.A. Johnson (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.37	Subscription Agreement, dated as of December 23, 2004, by and among Cooper-Standard Holdings Inc. and Kenneth L. Way (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

*10.38	Subscription Agreement, dated as of October 27, 2005, by and among Cooper-Standard Holdings Inc. and Leo F. Mullin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2005).

*10.39	Cooper-Standard Automotive Inc. Change of Control Severance Pay Plan, as Amended and Restated Effective July 1, 2008 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.40	2004 Cooper-Standard Holdings Inc. Stock Incentive Plan, as Amended and Restated Effective November 1, 2007 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

*10.41	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.42	Cooper-Standard Automotive Inc. Deferred Compensation Plan, Effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.43	Cooper-Standard Automotive Inc. Pre-2005 Executive Deferred Compensation Plan, as Amended and Restated Effective January 1, 2005 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).

*10.44	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2009 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.45	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, dated April 2, 2007).

10.46	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Cypress Advisors Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.47	Letter Agreement, dated as of December 23, 2004, between Cooper-Standard Holdings Inc. and Goldman Sachs & Co. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Cooper-Standard Automotive Inc., the Company and other Registrant Guarantors dated March 31, 2005).

10.48	Limited Liability Company Agreement of Nishikawa Standard Company LLC, dated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit No.	Description of Exhibit

10.49**	Commitment Agreement, dated as of March 19, 2010, between Cooper-Standard Holdings Inc and certain backstop parties.

*10.50**	Employment agreement, dated as of January 1, 2009, by and between Cooper-Standard Automotive Inc. and Michael C. Verwilst.

*10.51**	Agreement and General Release, dated as of March 31, 2009, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. and Larry J. Beard.

21.1**	List of Subsidiaries

24.1**	Powers of Attorney

31.1**	Certification of Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Management contracts and compensatory plans or arrangements
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: March 31, 2010	/s/ James S. McElya
James S. McElya
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2010, by the following persons on behalf of the registrant in the capacities indicated.

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