Form 10-Q
period 2010-03-31
Cooper-Standard Holdings Inc.
filed 2010-05-17
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 10, 2010 there were 3,482,612 shares of the registrant’s common stock, $0.01 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2010
Sales	$401,768	$596,324
Cost of products sold	363,936	491,820

Gross profit	37,832	104,504
Selling, administration, & engineering expenses	45,164	53,067
Amortization of intangibles	7,218	189
Restructuring	22,563	252

Operating profit (loss)	(37,113)	50,996
Interest expense, net of interest income	(21,097)	(11,811)
Equity earnings (loss)	(230)	1,960
Reorganization items, net	—	(23,333)
Other expense, net	(662)	(6,856)

Income (loss) before income taxes	(59,102)	10,956
Provision (benefit) for income tax expense	(3,825)	7,288

Consolidated net income (loss)	(55,277)	3,668
Add: Net (income) loss attributed to noncontrolling interests	311	(259)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(54,966)	$3,409

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$380,254	$265,293
Accounts receivable, net	355,543	413,139
Inventories, net	111,575	115,576
Prepaid expenses	22,153	29,331
Other	76,454	91,288

Total current assets	945,979	914,627
Property, plant, and equipment, net	586,179	559,706
Goodwill	87,728	87,728
Intangibles, net	10,549	10,707
Other assets	106,972	113,646

	$1,737,407	$1,686,414

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$18,204	$18,565
Debtor-in-possession financing	175,000	124,562
Accounts payable	166,346	168,206
Payroll liabilities	71,523	82,580
Accrued liabilities	87,073	87,568

Total current liabilities	518,146	481,481
Long-term debt	11,059	9,302
Pension benefits	148,936	142,413
Postretirement benefits other than pensions	76,261	74,989
Deferred tax liabilities	7,875	6,382
Other long-term liabilities	19,727	19,455
Liabilities subject to compromise	1,261,903	1,256,726

Total liabilities	2,043,907	1,990,748
Equity (deficit):
Common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2009 and March 31, 2010, 3,482,612 shares issued and outstanding at December 31, 2009 3,482,612 shares issued and outstanding at March 31, 2010	35	35
Additional paid-in capital	356,316	356,462
Accumulated deficit	(636,278)	(632,869)
Accumulated other comprehensive loss	(31,037)	(30,947)

Total Cooper-Standard Holdings Inc. deficit	(310,964)	(307,319)
Noncontrolling interests	4,464	2,985

Total deficit	(306,500)	(304,334)

Total liabilities and deficit	$1,737,407	$1,686,414

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2009	2010
Operating Activities:
Consolidated net income (loss)	$(55,277)	$3,668
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	22,861	20,998
Amortization	7,218	189
Non-cash restructuring	33	(18)
Reorganization items	—	23,333
Amortization of debt issuance cost	1,251	8,429
Changes in operating assets and liabilities	(8,355)	(113,343)

Net cash used in operating activities	(32,269)	(56,744)
Investing activities:
Property, plant, and equipment	(8,340)	(12,021)
Proceeds from the sale of assets and other	26	3,754

Net cash used in investing activities	(8,314)	(8,267)
Financing activities:
Payments on debtor-in-possession financing	—	(50,894)
Increase in short term debt	24,280	403
Principal payments on long-term debt	(5,608)	(1,150)
Other	—	65

Net cash provided by (used in) financing activities	18,672	(51,576)
Effects of exchange rate changes on cash	(1,271)	1,626

Changes in cash and cash equivalents	(23,182)	(114,961)
Cash and cash equivalents at beginning of period	111,521	380,254

Cash and cash equivalents at end of period	$88,339	$265,293

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

1. Overview

Description of business

Cooper-Standard Holdings Inc. (the “Company”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of body sealing, anti-vibration (“AVS”) and fluid handling components, systems, subsystems, and modules, primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2010 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, guidance amending fair value disclosures for interim and annual reporting periods beginning after December 15, 2009. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this statement effective January 1, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update are effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant.

2. Reorganization Under Chapter 11 of the Bankruptcy Code

Business Downturn

During the first half of 2009, the Company experienced a substantial decrease in revenues caused by the severe decline in worldwide automotive production that followed the global financial crisis that began in 2008. “GM” (defined as General Motors Corporation combined with General Motors Company) and “Chrysler” (defined as Chrysler LLC combined with Chrysler Group LLC) each filed for chapter 11 protection during the second quarter of 2009. The impact of the crisis on the OEMs had a direct and immediate impact on suppliers. As a result of rapidly declining sales, the Company was overleveraged. Outstanding indebtedness was approximately $1.2 billion as of August 3, 2009.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The Company undertook a concentrated effort to reduce its operating costs and leverage. In addition to the reorganization of its operating structure announced in March 2009, the Company undertook a series of other cost reduction measures, including temporary salary and benefit reductions. The Company also engaged Lazard Freres & Co. LLC to advise it on restructuring its debt. The Company engaged in negotiations with its sponsoring stockholders, its lenders under it senior credit facilities and certain holders of its 7% Senior Notes due 2012 (the “Senior Notes”) and 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes,” and the holders of the Notes, the “Noteholders”) in an effort to obtain liquidity and avoid commencing bankruptcy proceedings. On June 15, 2009, the Company announced that it would utilize a 30-day grace period in connection with interest payments scheduled for June 15, 2009 on the Senior Notes and the Senior Subordinated Notes to allow the Company to continue these negotiations in order to increase liquidity and improve its capital structure. The 30-day grace period expired on July 15, 2009.

Filing of Bankruptcy Cases

On August 3, 2009, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) have been consolidated for procedural purposes only under Case No. 09-12743(PJW). The Debtors’ Second Amended Joint Chapter 11 Plan (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on May 12, 2010. The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court and will do so until the Plan of Reorganization becomes effective, which the Debtors expect to happen in late May 2010, subject to the occurrence of certain conditions. On August 14, 2009, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases.

On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario ( “CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. CSA Canada’s plan of compromise or arrangement was sanctioned on April 16, 2010. The effectiveness of the plan of compromise or arrangement is subject to certain conditions, including the consummation of the Plan of Reorganization. The Company’s subsidiaries and operations outside of the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings and continue to operate in the ordinary course of business.

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

In general, under the priority scheme established by the Bankruptcy Code, post-petition liabilities and secured claims must be satisfied before prepetition unsecured creditors and interest holders can receive any distribution or retain any property under a chapter 11 plan of reorganization. The recovery to the Noteholders is set forth in the Plan of Reorganization, which has been confirmed but has not yet been implemented. Implementation of the Plan of Reorganization remains subject to certain conditions. Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in the Company’s securities as the value and prospects remain highly speculative. At this time there is no assurance the Company will be able to implement a plan of reorganization.

Filing of the Original Chapter 11 Plan of Reorganization and Original Disclosure Statement

Prior to commencing the Chapter 11 Cases and since the filing of the Debtors’ petition for relief under the Bankruptcy Code, the Debtors sought a consensual restructuring of their balance sheets so as to be able to emerge from chapter 11 with an appropriate capital structure that would enable the Debtors to remain competitive. After exploring a number of restructuring alternatives, which included discussions with the Creditors’ Committee and the lenders under the Prepetition Credit Agreement (as defined below) certain Noteholders (the “First Backstop Parties”) came forward with a proposal to backstop an equity rights offering, the proceeds of which would be used to pay the claims under the Prepetition Credit Agreement in full. After further negotiations with the First Backstop Parties and the Creditors’ Committee regarding the proposal, on February 1, 2010, the Debtors filed their Joint Chapter 11 Plan of Reorganization (the “Original Plan”), an accompanying Disclosure Statement (the “Original Disclosure Statement”) and a Commitment Agreement, dated February 1, 2010 (the “Original Equity Commitment Agreement,” which the Company entered into with the First Backstop Parties). The Original Plan provided for a backstopped $245,000 equity rights offering which, when combined with proposed exit financing, would allow the Debtors to pay the claims under the Prepetition Credit Agreement in full, in cash, while distributing equity in the Company upon emergence from chapter 11 to the Noteholders, as well as rights to purchase additional equity.

Filing of Amended Chapter 11 Plan of Reorganization and Disclosure Statement

Shortly after filing the Original Plan, certain Noteholders (the “Second Backstop Parties” and, with the “First Backstop Parties”, the “New Backstop Parties”) approached the Debtors with an alternative proposal to backstop a rights offering that contained certain advantages when compared to the recovery provided for in the Original Plan. While the Debtors made significant progress negotiating a commitment agreement with the Second Backstop Parties, the Debtors had significant concerns about going forward with this alternative proposal for various reasons including, without limitation, uncertainty about receiving sufficient votes to confirm any plan of reorganization based on such alternative.

After extensive, arm’s-length negotiations between the Debtors, the Creditors’ Committee, the First Backstop Parties and the Second Backstop Parties, all parties agreed upon the terms of a revised restructuring proposal incorporated in a new Commitment Agreement, dated March 19, 2010 (the “New Equity Commitment Agreement”), which terminated the Original Equity Commitment Agreement upon execution, and the Debtors filed with the Bankruptcy Court on March 20, 2010 a First Amended Joint Chapter 11 Plan of Reorganization and an accompanying new Disclosure Statement. On March 26, 2010, the Debtors filed the Plan of Reorganization and the First Amended Disclosure Statement for the Plan of Reorganization (the “Disclosure Statement”). Also, on March 26, 2010, the Bankruptcy Court approved the Disclosure Statement, authorized the solicitation of votes to approve the Plan of Reorganization and approved the New Equity Commitment Agreement. The Plan of Reorganization sets forth the contemplated structure of the reorganized Debtors and outlines the manner in which the prepetition creditors’ and equity holders’ various claims against and interest in the Debtors will be treated, subject to the occurrence of the Company’s emergence from chapter 11.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The New Equity Commitment Agreement and the Plan of Reorganization provide for a backstopped equity rights offering and the purchase of new common stock and new preferred stock of the Company by the New Backstop Parties (as described below), with aggregate proceeds to the Company of $355,000, that will be used to satisfy the claims under the Prepetition Credit Agreement and the Senior Notes and improve the recovery to the Senior Subordinated Noteholders (when compared to the recovery they would have received under the Original Plan). Consummation of transactions contemplated by the New Equity Commitment Agreement is subject to certain customary conditions. Under the Plan of Reorganization, Senior Noteholders will receive payment in full, in cash, provided that certain of the New Backstop Parties have each agreed to forgo their right as Senior Noteholders to receive payment in full, in cash, and in lieu thereof, have agreed to accept their pro rata share of 20.95% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company). In addition, holders of Senior Subordinated Notes will receive a distribution of 8% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) and warrants to acquire an additional 3% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) that may be exercised at a strike price of $27.33 per share, and eligible noteholders of Senior Subordinated Notes will receive rights to purchase 39.6% of the new common stock of the Company (assuming conversion of the new preferred stock of the Company) pursuant to the rights offering at a subscription price of $21.54 per share. In addition, the New Backstop Parties have agreed to purchase 11.75% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) at a price per share of $27.07 and 1,000,000 shares of new preferred stock of the Company (which constitutes all of the new preferred stock of the Company to be issued under the Plan of Reorganization at a price per share of $100.00 and will receive warrants to acquire an additional 7% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company and the warrants to acquire new common stock of the Company) that may be exercised at a strike price of $27.33 per share.

The Plan of Reorganization was confirmed by the Bankruptcy Court on May 12, 2010. On the date of the Debtors emergence from chapter 11, the terms of the Plan of Reorganization will be binding upon the Debtors and all other parties affected by the Plan of Reorganization. Parties will have 14 days following the entry of the confirmation order to file a notice of appeal with respect to such confirmation order. Even if a notice of appeal is timely filed, the Debtors expect to proceed to consummate the Plan of Reorganization in accordance with its terms, unless the party seeking the appeal also obtains a stay of implementation of the Plan of Reorganization pending appeal of the confirmation order, in which even the Debtors will not be able to implement the terms of the Plan of Reorganization unless and until the stay is lifted. An appeal of the confirmation order may be initiated even if there is no stay pending appeal of the confirmation order and, in such circumstances, the appeal may be dismissed as moot if the Debtors have implemented the Plan of Reorganization to the point of “substantial consummation.”

Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into debtor-in-possession financing arrangements. For additional information on these financing arrangements, see Note 7. “Debt” below.

Other Chapter 11 Cases Updates

On October 2, 2009, the Debtors filed their schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court. On October 27, 2009, the Bankruptcy Court entered an order establishing December 4, 2009 as the deadline for all entities, other than governmental agencies, to file proofs of claim against the Debtors stating the amounts to which the claimants contend that they are entitled, subject to the rights of the Debtors to contest both the validity and amount of the claims. The Bankruptcy Court also set February 1, 2010 as the deadline for governmental entities to file their proofs of claim. The Debtors have filed objections to certain of such claims, will continue to evaluate all claims asserted in the Chapter 11 Cases and may file periodic motions seeking to modify, reject, liquidate or allow such claims.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

“Fresh-Start” Accounting

As required by accounting principles generally accepted in the United States (“GAAP”), should a plan of reorganization become effective, the Company will adopt “fresh-start” accounting in accordance with the guidance of Financial Accounting Standard Board Accounting Standards Codification Topic 852, “Reorganizations.” The accompanying consolidated financial statements do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of “fresh-start” accounting.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations. The Company has had a history of net losses. The Company’s net losses were principally attributable to insufficient revenue to cover its relatively high percentage of fixed costs, including the interest costs on its debt and its depreciation expense. The Company also has an accumulated stockholders’ deficit of $304,334 at March 31, 2010.

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

Liabilities Subject to Compromise

The majority of the Debtors’ prepetition debt is in default and is classified as “Liabilities Subject to Compromise” in the accompanying condensed consolidated balance sheet at March 31, 2010.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

In addition to the Debtors prepetition debt which is in default, liabilities subject to compromise reflects the Debtors’ other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company’s estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Future adjustments may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) rejection of executory contracts and leases; (v) the determination of value of any collateral securing claims; (vi) proofs of claims; or (vii) other events. Payment terms for these claims as set forth in the Plan of Reorganization. The Debtors liabilities subject to compromise consist of the following:

	December 31, 2009	March 31, 2010
Prepetition debt	$1,138,565	$1,138,573	*
Accounts payable	12,148	8,965
Pension and deferred compensation	20,680	18,680
Derivatives	18,090	18,092
Other	72,420	72,416

Debtor liabilities subject to compromise	$1,261,903	$1,256,726

*	Includes accrued interest of $27,103 for the period through August 3, 2009.

Effective August 3, 2009, the Company ceased recording interest expense on outstanding prepetition debt instruments classified as liabilities subject to compromise. An additional $45,707 of interest expense would have been recorded from August 3, 2009 to March 31, 2010 ($17,433 for the period from January 1, 2010 to March 31, 2010) if the Company had continued to accrue interest on these instruments.

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

(Income)/Expense
Three Months Ended March 31, 2010
Professional fees directly related to reorganization	$23,294
Miscellaneous	39

Total reorganization items	$23,333

3. Debtor-in-Possession Financial Statements

The financial statements contained within this note represent the condensed combined financial statements for the Debtors and Canadian Debtor only. The Company’s non-Debtor subsidiaries are treated as non-consolidated affiliates in these financial statements and as such their net income is included as “Equity income (loss) from non-Debtor affiliates, net of tax” in the statement of operations and their assets are included as “Investments in non-Debtor affiliates” in the balance sheet. The Debtors’ and Canadian Debtor’s financial statements contained herein have been prepared in accordance with the guidance in ASC Topic 852-10.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010
Sales	$280,966
Cost of products sold	229,849

Gross profit	51,117
Selling, administration, & engineering expenses	26,167
Amortization of intangibles	150
Restructuring	159

Operating income	24,641
Interest expense, net of interest income	(8,539)
Equity earnings	1,547
Reorganization items, net	(22,905)
Other income	6,030

Income before income taxes	774
Provision for income tax expense	5,942
Equity income from non-Debtor affiliates, net of tax	8,577

Consolidated net income	3,409
Add: Net loss attributable to noncontrolling interests	—

Net income attributable to Debtors	$3,409

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

BALANCE SHEET

	December 31, 2009	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$186,930	$140,674
Accounts receivable, net	145,398	174,537
Inventories, net	48,017	47,923
Prepaid expenses	4,232	8,045
Receivable from non-Debtor affiliates, net	27,484	24,507
Other	66,363	77,458

Total current assets	478,424	473,144
Property, plant, and equipment, net	216,634	210,107
Goodwill	87,728	87,728
Investment in non-Debtor affiliates	279,215	292,000
Intangibles, net	1,679	1,697
Notes receivable from non-Debtor affiliates, net	260,139	257,229
Other assets	32,511	32,936

	$1,356,330	$1,354,841

Liabilities and Deficit
Current liabilities:
Debt payable within one year	$47	$47
Debtor-in-possession financing	125,000	99,688
Accounts payable	60,846	80,226
Payroll liabilities	26,284	28,606
Accrued liabilities	31,632	37,957

Total current liabilities	243,809	246,524
Pension benefits	71,668	68,758
Postretirement benefits other than pensions	65,831	66,267
Deferred tax liabilities	10,662	10,703
Other long-term liabilities	13,421	13,182
Liabilities subject to compromise	1,261,903	1,256,726

Total liabilities	1,667,294	1,662,160

Total deficit	(310,964)	(307,319)

Total liabilities and deficit	$1,356,330	$1,354,841

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

DEBTOR-IN-POSSESSION CONDENSED COMBINED

STATEMENTS OF CASH FLOW

Three Months Ended March 31, 2010
Operating Activities:
Net cash used in operating activities	$(15,201)
Investing activities:
Property, plant, and equipment	(6,292)
Proceeds from the sale of assets and other	3,728

Net cash used in investing activities	(2,564)
Financing activities:
Payments on debtor-in-possession financing	(27,056)
Transactions with non-Debtor subsidiaries	2,911
Other	65

Net cash used in financing activities	(24,080)
Effects of exchange rate changes on cash	(4,411)

Changes in cash and cash equivalents	(46,256)
Cash and cash equivalents at beginning of period	186,930

Cash and cash equivalents at end of period	$140,674

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill, by reportable operating segment for the three months ended March 31, 2010 are summarized as follows:

	North America	International	Total
Balance at January 1, 2010	$87,728	$—	$87,728
Adjustments	—	—	—

Balance at March 31, 2010	$87,728	$—	$87,728

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets.” A change in the estimated transaction value of the bankruptcy could impact the valuation of the Company’s remaining goodwill and other intangibles.

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2009 and March 31, 2010, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,335	$(1,479)	$1,856	5 to 12 years
Other	8,986	(293)	8,693

Balance at December 31, 2009	$12,321	$(1,772)	$10,549

Developed technology	$3,276	$(1,579)	$1,697	5 to 12 years
Other	9,352	(342)	9,010

Balance at March 31, 2010	$12,628	$(1,921)	$10,707

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Amortization expense totaled $7,218 and $189 for the three months ended March 31, 2009 and 2010, respectively. Estimated amortization expense will total approximately $750 for the year ending December 31, 2010.

5. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company initiated all of these initiatives prior to December 31, 2007 and continued to execute the closures through March 31, 2010. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The following table summarizes the activity related to these initiatives for the three months ended March 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$—	$238	$—	$238
Expense incurred	—	299	3	302
Cash payments	—	(357)	—	(357)
Utilization of reserve	—	—	(3)	(3)

Balance at March 31, 2010	$—	$180	$—	$180

2008 Initiatives

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of March 31, 2010. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $21,050. The following table summarizes the activity related to these initiatives for the three months ended March 31, 2010.

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$1,443	$235	$—	$1,678
Expense incurred	(92)	17	—	(75)
Cash payments	(746)	(33)	—	(779)

Balance at March 31, 2010	$605	$219	$—	$824

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Reorganization-Product Line Operating Group Discontinuation Initiative

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. The estimated cost of this initial phase is approximately $7,800. The following table summarizes the activity for this initiative for the three months ended March 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$658	$—	$—	$658
Expense incurred	4	—	—	4
Cash payments	(563)	—	—	(563)

Balance at March 31, 2010	$99	$—	$—	$99

2009 Initiatives

In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated total cost of this initiative is $18,400. The following table summarizes the activity for this initiative for the three months ended March 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$7,113	$—	$—	$7,113
Expense incurred	(240)	—	—	(240)
Cash payments	(1,888)	—	—	(1,888)

Balance at March 31, 2010	$4,985	$—	$—	$4,985

The Company also commenced several other initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $19,250. The following table summarizes the activity for these initiatives for the three months ended March 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$4,215	$56	$—	$4,271
Expense incurred	28	254	(21)	261
Cash payments	(1,723)	(284)	—	(2,007)
Utilization of reserve	—	—	21	21

Balance at March 31, 2010	$2,520	$26	$—	$2,546

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

6. Inventories

Inventories are comprised of the following:

	December 31, 2009	March 31, 2010
Finished goods	$27,826	$28,568
Work in process	25,616	29,748
Raw materials and supplies	58,133	57,260

	$111,575	$115,576

7. Debt

Outstanding debt consisted of the following at December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010
DIP Financing	$175,000	$124,562
Capital leases and other borrowings	29,263	27,867

Total debt	204,263	152,429
Less: Current portion of long term debt	(18,204)	(18,565)
DIP financing	(175,000)	(124,562)

Total long-term debt	$11,059	$9,302

General

On January 29, 2010, the German Borrower under the DIP Credit Agreement prepaid $25,000 of its portion of the borrowing. The German Borrower prepaid an additional $25,000 in April 2010. On March 26, 2010, the Canadian Borrower prepaid $25,000. The remaining amounts outstanding under the DIP Credit Agreement will be repaid in full pursuant to the Plan of Reorganization.

The Company had $28,979 of standby letters of credit outstanding under the Revolving Credit Facility as of March 31, 2010.

Default under the Notes and Forbearance Agreements

On June 15, 2009, the Company did not make required interest payments in an aggregate amount of approximately $20,121 due and payable under the Senior Notes and the Senior Subordinated Notes issued by CSA U.S. The Company announced that it would utilize the applicable 30-day grace period on these scheduled interest payments to allow the Company to continue discussions with its lenders and other parties in an effort to increase liquidity and improve the Company’s capital structure. The failure to make the scheduled interest payments did not constitute an event of default at such time under the indentures governing the Notes. However, the failure to make the scheduled interest payments after the expiration of the 30-day grace period did constitute an event of default under the indentures. On July 15, 2009, the Company entered into (i) a Senior Notes Forbearance Agreements (the “Senior Notes Forbearance Agreements”) with holders of more than 75% of the aggregate principal amount of the outstanding Senior Notes and (ii) a Senior Subordinated Notes Forbearance Agreement (the “Senior Subordinated Notes Forbearance Agreement” and together with the Senior Notes Forbearance Agreements, the “Forbearance Agreements”) with holders of a majority of the aggregate principal amount of the outstanding Senior Subordinated Notes. The Forbearance Agreements provided that the noteholders party to the Forbearance Agreements would not exercise, and would not direct the applicable trustee to exercise, any remedies under the indenture agreements for a defined period of time not to exceed August 14, 2009 with respect to certain defaults resulting from the failure to make the interest payments under the Notes.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Default under the Prepetition Credit Agreement and Limited Waiver

As the event of default under the indentures governing the Notes resulted in a cross-default under the Company’s Prepetition Credit Agreement, the Company obtained a limited waiver from a majority of the lenders party thereto on July 15, 2009. Under the limited waiver, as amended and restated, certain defaults resulting from the failure to make the interest payments on the Notes as described above were waived for a defined period of time not to exceed August 14, 2009.

Bankruptcy Cases

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all prepetition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Prepetition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Prepetition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). Under Chapter 11, the filing of a bankruptcy petition automatically stays most actions against a debtor, including actions with respect to prepetition claims and litigation. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to compromise under a chapter 11 plan of reorganization. As of the date of the filing of the Chapter 11 Cases, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Prepetition Credit Agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Senior Notes and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Senior Subordinated Notes.

DIP Credit Agreement

On August 5, 2009, the Bankruptcy Court entered an interim order approving debtor-in-possession financing on an interim basis. Pursuant to this interim order, the Company entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, CSA U.S,, and CSA Canada, various lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Banc of America Securities LLC, General Electric Capital Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Company received final approval of the Initial DIP Credit Agreement from the Bankruptcy Court on September 1, 2009. The Company received approval of the Initial DIP Credit Agreement from the Canadian Court on August 6, 2009. The Initial DIP Credit Agreement was amended on August 31, 2009 and September 11, 2009. Both amendments primarily updated some post-closing non-U.S. collateral delivery requirements. In addition, on December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”), became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175,000 principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings). The Initial DIP Credit Agreement also provided for an ability to incur up to an aggregate of $25,000 in uncommitted incremental debt.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Amendments to the Prepetition Credit Agreement

The Company, CSA U.S., CSA Canada and Cooper-Standard Automotive International Holdings B.V., a corporation organized under the laws of the Netherlands (the “Dutch Borrower” and together with CSA U.S, and CSA Canada, the “Prepetition Borrowers”), entered into the Fifth Amendment and Consent to Credit Agreement, dated July 14, 2009 (the “Fifth Amendment to the Prepetition Credit Agreement”), with the lenders party thereto and the Prepetition Agent (as defined below), providing for the amendment of the Company’s existing Credit Agreement, dated as of December 23, 2004 (as amended from time to time, the “Prepetition Credit Agreement”), to permit, (i) the incurrence of the loans and guarantees and the granting of liens on the assets of the Company and its subsidiaries, pursuant to the Initial DIP Credit Agreement and (ii) the Prepetition Credit Agreement administrative agent’s entering into intercreditor agreements and/or amendments to the security and pledge agreements that secure the obligations under the Prepetition Credit Agreement to provide that any liens incurred pursuant to the Initial DIP Credit Agreement will have priority over the liens under the Prepetition Credit Agreement. The Prepetition Credit Agreement was amended on December 16, 2009 in connection with the refinancing of the Initial DIP Credit Agreement in the same manner as provided by the Fifth Amendment to the Prepetition Credit Agreement except in respect of the DIP Credit Agreement. In addition, the Prepetition Credit Agreement was amended on August 18, 2009 to amend and define certain rights and allocations among the lenders party thereto.

8. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2009		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$713	$620	$601	$543
Interest cost	3,773	1,658	3,767	1,744
Expected return on plan assets	(3,280)	(683)	(3,630)	(874)
Amortization of prior service cost and recognized actuarial loss	938	47	880	43
Curtailment cost	68	—	—	—

Net periodic benefit cost	$2,212	$1,642	$1,618	$1,456

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2009	2010
Service cost	$429	$382
Interest cost	1,055	1,019
Amortization of prior service credit and recognized actuarial gain	(821)	(837)
Other	40	21

Net periodic benefit cost	$703	$585

9. Income Taxes

Under ASC Topic 270, Interim Reporting, the Company is required to determine its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The effective tax rate for the three months ended March 31, 2009, was 7% as compared to 67% for the three months ended March 31, 2010. The income tax rate for the three months ended March 31, 2010 varies from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Under the terms of the Stock Purchase Agreement with Cooper Tire, the Company is indemnified against substantially all contingent income tax liabilities related to periods prior to the 2004 Acquisition. During March 2008, the Company became aware of a potentially favorable settlement of the pending bi-lateral Advance Pricing Arrangement (“APA”) negotiations between the United States and Canada relating to the year 2000 through 2007. Agreement between the two governments will impact transfer pricing matters between the Company and its wholly owned Canadian subsidiary. In March 2009, the U.S. and Canadian governments signed Mutual Agreement Letters agreeing to the terms of the bi-lateral APA. On June 23, 2009, the final Canadian bi-lateral APA with the Company was completed and signed. The settlement of the bi-lateral APA results in income tax refunds to CSA Canada for the years 2000 through 2007 of up to CAD $88,000. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company (“CTR”) dated September 16, 2004, CTR had a claim against the Company for the amount of tax refunds received by CSA Canada relating to the years 2000 through 2004. Refunds received from the Canadian government have been based on the preparation of amended tax returns for the years 2000 through 2007. The settlement of the APA also resulted in a corresponding increase to the U.S. taxable income of CSA U.S. for the years 2005 through 2007, but it is not expected to result in any significant cash payment as the increased U.S. tax liability will be largely offset by existing tax credit carryforwards. On July 27, 2009, CSA Canada received approximately CAD $80,000, which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The Company, CSA U.S. and CSA Canada (collectively, the “Defendants”) were named as defendants in an adversary proceeding (Case No. 09-52014 (PJW)) initiated by Cooper Tire & Rubber Company and Cooper Tire Rubber & Company UK Limited (together, “CTR”) in the Bankruptcy Court on August 19, 2009 (the “CTR Adversary Proceeding”). CTR’s complaint had sought a declaratory judgment that CTR was entitled to a portion of the CAD $80,000 tax refund received by CSA Canada from the Canadian government on July 27, 2009 and a portion of all future refunds received by CSA Canada, in each case relating to the period prior to the Company’s 2004 Acquisition. CTR also sought imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000 through 2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against CSA Canada in the Chapter 11 Cases and ordering all income tax refunds received by CSA Canada after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, CSA U.S. and CSA Canada. In connection with the CTR Adversary Proceedings, the Defendants, CTR and the Creditors’ Committee entered into an Agreement Concerning Terms and Conditions of a Compromise and Settlement, dated March 17, 2010 (the “CTR Settlement Agreement”). Under the terms of the CTR Settlement Agreement, CTR agreed to, among other things, dismiss its complaint in the Bankruptcy Court with prejudice and claim no further entitlement to the tax refunds. The Defendants agreed to, among other things, (i) pay CTR approximately $17,600 in cash and (ii) to obtain a release of CTR’s obligations in connection with a guarantee of one of the Company’s leases or, alternatively, provide a letter of credit in favor of CTR, in the initial amount of $7,000 (but declining by $1,000 per year for seven years) to reimburse CTR for any amounts that it is required to pay the Company’s landlord on account of such guarantee. The Defendants and CTR have also granted general mutual releases to each other with respect to claims and liabilities under the purchase agreement governing the 2004 Acquisition and other claims and liabilities, subject to certain exceptions relating to certain continuing indemnification obligations. On April 15, 2010, the Bankruptcy Court issued an order approving the CTR Settlement Agreement. We estimate that the remaining tax refund and related interest to be received by CSA Canada is approximately $40,000. No assurance can be given, however, when this estimated tax refund and related interest will be received from the Canadian government.

10. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2010
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income (loss)	$(55,277)	$(54,966)	$(311)	$3,668	$3,409	$259
Currency translation adjustment	(22,396)	(22,314)	(82)	323	217	106
Pension and other postretirement benefits, net of tax	(119)	(119)	—	11	11	—
Fair value change of derivatives, net of tax	5,722	5,722	—	(138)	(138)	—

Comprehensive income (loss):	$(72,070)	$(71,677)	$(393)	$3,864	$3,499	$365

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The following table summarizes the Company’s equity activity for the three months ended March 31, 2010:

	Cooper-Standard Holdings	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) at January 1, 2010	$(310,964)	$4,464	$(306,500)
Net income	3,409	259	3,668
Other comprehensive gain	90	106	196
Sale of non-controlling interest	—	(1,844)	(1,844)
Stock-based compensation	146	—	146

Equity (deficit) at March 31, 2010	$(307,319)	$2,985	$(304,334)

11. Other Income (Expense)

The components of other income (expense) are as follows:

	Three Months Ended March 31,
	2009	2010
Foreign currency gains (losses)	$(1,801)	$(6,653)
Interest rate swaps	1,396	—
Loss on sale of receivables	(257)	(203)

Other Expense	$(662)	$(6,856)

12. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $4,031 and $7,299 in the three months ended March 31, 2009 and 2010, respectively.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $226 and $2,216 in the three months ended March 31, 2009 and 2010, respectively.

13. Business Segments

Through March 31, 2009, the Company reported its operating results in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid Systems segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis and Fluid Systems operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis segment which was in line with the internal management structure.

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2009	2010
Sales to external customers
North America	$188,976	$297,144
International	212,792	299,180

Consolidated	$401,768	$596,324

Intersegment sales
North America	$738	$1,176
International	2,108	1,797
Eliminations and other	(2,846)	(2,973)

Consolidated	$—	$—

Segment profit (loss)
North America	$(29,140)	$11,327
International	(29,962)	(371)

Income (loss) before income taxes	$(59,102)	$10,956

	December 31, 2009	March 31, 2010
Segment assets
North America	$694,442	$699,036
International	877,971	835,168
Eliminations and other	164,994	152,210

Consolidated	$1,737,407	$1,686,414

Restructuring costs included in segment profit for North America totaled $10,200 and $175 for the three months ended March 31, 2009 and 2010, respectively. International restructuring costs totaled $12,363 and $77 for the three months ended March 31, 2009 and 2010, respectively.

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2009

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

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$104.2	$130.5	$387.6	$(26.0)	$596.3
Cost of products sold	—	89.9	102.9	325.0	(26.0)	491.8
Selling, administration, & engineering expenses	—	24.8	4.8	23.4	—	53.0
Amortization of intangibles	—	0.1	—	0.1	—	0.2
Restructuring	—	0.1	0.1	0.1	—	0.3

Operating profit (loss)	—	(10.7)	22.7	39.0	—	51.0
Interest expense, net of interest income	—	(6.5)	—	(5.3)	—	(11.8)
Equity earnings	—	—	1.6	0.4	—	2.0
Reorganization items, net	—	(22.9)	—	(0.4)	—	(23.3)
Other income (expense), net	—	0.1	0.1	(7.1)	—	(6.9)

Income (loss) before income taxes	—	(40.0)	24.4	26.6	—	11.0
Provision for income tax expense (benefit)	—	6.6	(4.0)	4.7	—	7.3

Income (loss) before equity in income (loss) of subsidiaries	—	(46.6)	28.4	21.9	—	3.7
Equity in net income (loss) of subsidiaries	3.7	50.3	—	—	(54.0)	—

Consolidated net income (loss)	3.7	3.7	28.4	21.9	(54.0)	3.7
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$3.7	$3.7	$28.4	$21.6	$(54.0)	$3.4

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$91.5	$0.7	$288.1	$—	$380.3
Accounts receivable, net	—	54.3	61.0	240.2	—	355.5
Inventories	—	16.4	22.9	72.3	—	111.6
Prepaid Expenses	—	3.4	0.4	18.4	—	22.2
Other	—	42.8	0.5	33.1	—	76.4

Total current assets	—	208.4	85.5	652.1	—	946.0
Investments in affiliates and intercompany accounts, net	(311.0)	580.2	660.4	(197.6)	(696.0)	36.0
Property, plant, and equipment, net	—	65.5	94.1	426.6	—	586.2
Goodwill	—	87.7	—	—	—	87.7
Other assets	—	11.2	3.7	66.6	—	81.5

	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$75.0	$—	$118.2	$—	$193.2
Accounts payable	—	37.4	14.2	114.7	—	166.3
Accrued liabilities	—	41.4	5.9	111.3	—	158.6

Total current liabilities	—	153.8	20.1	344.2	—	518.1
Liabiilities subject to compromise	69.1	1,077.9	2.8	112.1	—	1,261.9
Long-term debt	—	—	—	11.1	—	11.1
Other long-term liabilities	—	141.3	6.4	105.1	—	252.8

	69.1	1,373.0	29.3	572.5	—	2,043.9
Total Cooper-Standard Holdings Inc. stockholders' equity (deficit)	(380.1)	(420.0)	814.4	370.7	(696.0)	(311.0)
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	(380.1)	(420.0)	814.4	375.2	(696.0)	(306.5)

Total liabilities and equity (deficit)	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING BALANCE SHEET

March 31, 2010

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$86.5	$0.8	$178.0	$—	$265.3
Accounts receivable, net	—	62.7	71.6	278.8	—	413.1
Inventories	—	16.7	22.6	76.3	—	115.6
Prepaid Expenses	—	6.5	0.9	21.9	—	29.3
Other	—	33.1	0.1	58.1	—	91.3

Total current assets	—	205.5	96.0	613.1	—	914.6
Investments in affiliates and intercompany accounts, net	(307.3)	546.2	686.0	(189.3)	(699.7)	35.9
Property, plant, and equipment, net	—	63.8	89.3	406.6	—	559.7
Goodwill	—	87.7	—	—	—	87.7
Other assets	—	10.1	5.0	73.4	—	88.5

	$(307.3)	$913.3	$876.3	$903.8	$(699.7)	$1,686.4

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$74.8	$—	$68.3	$—	$143.1
Accounts payable	—	50.4	20.1	97.7	—	168.2
Accrued liabilities	—	42.9	5.2	122.1	—	170.2

Total current liabilities	—	168.1	25.3	288.1	—	481.5
Liabiilities subject to compromise	69.1	1,073.4	2.1	112.1	—	1,256.7
Long-term debt	—	(0.1)	—	9.4	—	9.3
Other long-term liabilities	—	138.2	6.2	98.8	—	243.2

	69.1	1,379.6	33.6	508.4	—	1,990.7
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	(376.4)	(466.3)	842.7	392.4	(699.7)	(307.3)
Noncontrolling interest	—	—	—	3.0	—	3.0

Total equity (deficit)	(376.4)	(466.3)	842.7	395.4	(699.7)	(304.3)

Total liabilities and equity (deficit)	$(307.3)	$913.3	$876.3	$903.8	$(699.7)	$1,686.4

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(12.1)	$1.3	$(21.5)	$—	$(32.3)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.3)	(1.3)	(5.7)	—	(8.3)

Net cash used in investing activities	—	(1.3)	(1.3)	(5.7)	—	(8.3)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	18.0	—	6.3	—	24.3
Principal payments on long-term debt	—	(0.7)	—	(4.9)	—	(5.6)

Net cash provided by (used in) financing activities	—	17.3	—	1.4	—	18.7
Effects of exchange rate changes on cash	—	(1.3)	—	—	—	(1.3)
Changes in cash and cash equivalents	—	2.6	—	(25.8)	—	(23.2)
Cash and cash equivalents at beginning of period	—	40.0	—	71.5	—	111.5

Cash and cash equivalents at end of period	$—	$42.6	$—	$45.7	$—	$88.3

Depreciation and amortization	$—	$9.1	$5.5	$15.5	$—	$30.1

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$—	$(4.8)	$(0.6)	$(51.3)	$—	$(56.7)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.8)	(2.8)	(7.4)	—	(12.0)
Fixed asset proceeds	—	—	3.5	0.2	—	3.7

Net cash provided by (used in) investing activities	—	(1.8)	0.7	(7.2)	—	(8.3)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	—	—	(50.5)	—	(50.5)
Principal payments on long-term debt	—	(0.2)	—	(0.9)	—	(1.1)
Other	—	2.1	—	(2.1)	—	—

Net cash provided by (used in) financing activities	—	1.9	—	(53.5)	—	(51.6)
Effects of exchange rate changes on cash	—	(0.3)	—	1.9	—	1.6
Changes in cash and cash equivalents	—	(5.0)	0.1	(110.1)	—	(115.0)
Cash and cash equivalents at beginning of period	—	91.5	0.7	288.1	—	380.3

Cash and cash equivalents at end of period	$—	$86.5	$0.8	$178.0	$—	$265.3

Depreciation and amortization	$—	$3.9	$3.9	$13.4	$—	$21.2

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

15. Financial Instruments

Fair values of the Senior Notes and the Senior Subordinated Notes approximated $256,106 and $430,685 at December 31, 2009 and March 31, 2010, respectively, based on quoted market prices, compared to the recorded values totaling $505,300.

Fair values of the Term Loans approximated $512,828 and $520,637 at December 31, 2009 and March 31, 2010, respectively, based on quoted market prices, compared to the recorded values totaling $520,637.

Fair values of the DIP financing approximated $177,188 and $125,497 at December 31, 2009 and March 31, 2010, based on quoted market prices, compared to the recorded value totaling $175,000 and $124,562 at December 31, 2009 and March 31, 2010, respectively.

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

Derivative Instruments and Hedging Activities

The failure to make the scheduled interest payments on the Senior Notes and Senior Subordinated Notes and the expiration of the applicable 30-day period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of Cooper-Standard Automotive, Inc., Cooper-Standard Automotive Canada, Limited and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. Certain interest rate, foreign exchange and commodity swap derivatives that were designated under ASC 815 as cash flow hedges were terminated for the purposes of ASC 815 as a result of the failure to make the interest payment and in anticipation of the termination events. The value of these terminated derivatives, totaling $18,092, is classified as liabilities subject to compromise.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, Canadian Dollar and the Euro against the Czech Koruna. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three months ended March 31, 2010, $36 was reclassified from accumulated other comprehensive income (loss) (“AOCI”) into cost of products sold. A summary of the outstanding contracts and the respective notional amounts is below:

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	4,400	54,671
Canadian dollar	USD	7,300	7,663
Czech Koruna	EUR	3,283	84,780

At March 31, 2010, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2010
Asset/(liability)
Other current assets	$72
Accrued liabilities	(228)

$(156)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of March 31, 2010, the USD notional amount of this contract was $7,866. At March 31, 2010, the fair value before taxes of the Company’s interest rate swap contract was $426 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. For the three months ended March 31, 2010, $61 was reclassified from AOCI into interest expense. The amount to be reclassified in the next twelve months is expected to be approximately $242.

For interest rate swaps terminated as cash flow hedges, $(22,932) is recognized in AOCI as of March 31, 2010.

Fair Value Measurements

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2010, are shown below:

Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(426)	$—	$—	$(426)
Forward foreign exchange contract	$(156)	$—	$—	$(156)

Total	$(582)	$—	$—	$(582)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the three months ended March 31, 2010, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2010	$406
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	97
Included in other comprehensive income	176
Purchases, issuances, and settlements	(97)

Ending Balance as of March 31, 2010	$582

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities)

for the period (above) are reported in cost of products sold and other income (expense):

Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$97
Change in unrealized (gains) or losses relating to assets still held at the reporting date	—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 5. “Restructuring.”

16. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

COOPER-STANDARD HOLDINGS INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

At March 31, 2009 and 2010, the Company had $46,969 and $37,579, respectively of receivables outstanding under receivable transfer agreements entered into by various locations. The Company incurred a loss on the sale of receivables for the three months ended March 31, 2009 and 2010 of $257 and $203, respectively; this amount is recorded in other income (expense) in the consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

17. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On April 15, 2010, the Bankruptcy Court issued an order approving the CTR Settlement Agreement. For additional information on the CTR Settlement Agreement, see Note 9. “Income Taxes” and Part II, Item 1. “Legal Proceedings.”

The German Borrower prepaid $25.0 million under the DIP Agreement in April 2010.

On April 28, 2010, the Company, CSA U.S., Metzeler Automotive Profile Systems GmbH, CSA Canada, the lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent, and the other parties thereto, entered into that certain First Amendment to Debtor-In-Possession Credit Agreement and Limited Waiver (the “First Amendment”). The First Amendment permits, among other things, the issuance of the New Notes and the guarantees thereof by the Company and certain of its wholly owned domestic subsidiaries.

As part of the Company’s planned exit financing, on May 11, 2010, CSA Escrow Corporation, an indirect wholly-owned non-debtor subsidiary of the Company (the “Escrow Issuer”), issued $450 million of 8 1/2% Senior Notes due 2018 (the “New Notes”). Proceeds from the New Notes offering were placed into escrow pending the satisfaction of certain conditions, including, among others, (1) the issuance by the Bankruptcy Court of a final order that has not been stayed pending appeal confirming a plan of reorganization and the satisfaction or waiver of all conditions precedent to effectiveness of the Plan of Reorganization, including the expiration of the 14-day period within which a notice of appeal must be filed in respect of such final order, (2) receipt of proceeds from the issuance of common and preferred equity, pursuant to a rights offering or otherwise, of not less than $355.0 million, (3) entry into and the effectiveness of a senior secured asset-backed revolving credit facility that provides for commitments in an aggregate principal amount of not less than $100.0 million and (4) the assumption by CSA U.S. of all of the obligations of the Escrow Issuer under the New Notes and the indenture governing the New Notes and the guarantee by the Company and certain wholly owned domestic subsidiaries of the Company of the New Notes. Upon satisfaction of these conditions, the proceeds from the New Notes offering will be released from escrow to CSA U.S. and will be used, together with the proceeds from the issuance of the common and preferred equity and borrowings, if any, under the new senior secured asset-backed revolving credit facility and cash on hand, to pay claims, fees and expenses as set forth and pursuant to the Plan of Reorganization. However, in the event that either (i) the proceeds from the New Notes offering are not released to CSA U.S. on or before a date not to exceed 90 days from the issuance of the New Notes or (ii) prior to such date, CSA U.S. has determined, in its reasonable discretion, that the escrow conditions cannot be satisfied by such date, the funds deposited into escrow will be used to redeem the New Notes at a price equal to the sum of 100% of the gross proceeds of the New Notes plus 1.0% of the aggregate principal amount of the New Notes, together with accrued and unpaid interest on the New Notes from the date of issuance up to but not including the date of such redemption.

On April 21, 2010, the Debtors entered into a commitment letter with the arrangers and agents for a new senior secured asset based revolving credit facility. On May 5, 2010, the Bankruptcy Court authorized the Debtors’ entry into such commitment letter as well as other documents in connection with such facility.

The Plan of Reorganization was confirmed by the Bankruptcy Court on May 12, 2010. In addition, CSA Canada’s plan of compromise or arrangement was sanctioned by the Canadian Court on April 16, 2010. The Company expects the Plan of Reorganization and the plan of compromise or arrangement to become effective in late May 2010, but such effectiveness remains subject to certain conditions.

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

Bankruptcy Cases

On August 3, 2009, Cooper-Standard Holdings Inc. and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 09-12743(PJW). The Debtors’ Second Amended Joint Chapter 11 Plan (the “Plan of Reorganization”) was confirmed by the Bankruptcy Court on May 12, 2010. The Debtors continue to operate their businesses and manage their properties as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court and will do so until the Plan of Reorganization becomes effective, which the Debtors expect to occur in late May 2010, subject to the occurrence of certain conditions. On August 14, 2009, the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases. On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (“CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice (Commercial List) in Toronto, Canada (the “Canadian Court”), court file no. 09-8307-00CL. CSA Canada’s plan of compromise or arrangement was sanctioned on April 16, 2010. The effectiveness of the plan of compromise or arrangement is subject to certain considerations, including the consummation of the Plan of Reorganization. The Company’s subsidiaries and operations outside the United States and Canada are not included in the Chapter 11 Cases or the Canadian Proceedings (other than CSA Canada) and continue to operate in the ordinary course of business.

Following the Debtors’ entry into a Commitment Agreement (the “New Equity Commitment Agreement”) with certain holders (the “New Backstop Parties”) of the Company’s 7% Senior Notes due 2012 (the “Senior Notes”) and 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes” and, together with the Senior Notes, the “Notes”) on March 19, 2010, the Debtors filed with the Bankruptcy Court on March 20, 2010 a First Amended Joint Chapter 11 Plan of Reorganization and an accompanying Disclosure Statement. On March 26, 2010, the Debtors filed the Plan of Reorganization and the First Amended Disclosure Statement for the Plan of Reorganization, dated March 26, 2010, (the “Disclosure Statement”). The Disclosure Statement and the New Equity Commitment Agreement were approved by the Bankruptcy Court on March 26, 2010. The New Equity Commitment Agreement and the Plan of Reorganization provide for a backstopped equity rights offering and the purchase of new common stock and new preferred stock of the Company by the New Backstop Parties (as described below), with aggregate proceeds to the Company of $355 million, that would unimpair the claims under the Prepetition Credit Agreement and the Senior Notes and improve the recovery to the Senior Subordinated Noteholders (as compared to the recovery they would have received under the plan of reorganization filed February 1, 2010). Consummation of the transactions contemplated by the New Equity Commitment Agreement is subject to certain customary conditions. Under the Plan of Reorganization, holders of Senior Notes will receive payment in full, in cash, provided that certain of the New Backstop Parties have each agreed to forgo their right as holders of Senior Notes to receive payment in full, in cash, and in lieu thereof, have agreed to accept their pro rata share of 20.95% (assuming the conversion of the new preferred stock of the Company) of the new common stock of the Company in full satisfaction of and in consideration for their allowed prepetition Senior Note claims and their commitment under the Equity Commitment Agreement. In addition, holders of Senior Subordinated Notes will receive a distribution of 8% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) and warrants to acquire an additional 3% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) that may be exercised at a strike price of $27.33 per share, and eligible noteholders of Senior Subordinated Notes will receive rights to purchase 39.6% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) pursuant to the rights offering at a subscription price of $21.54 per share. In addition, the New Backstop Parties have agreed to purchase 11.75% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company) at a price per share of $27.07 and 1,000,000 shares of new preferred stock of the Company at a price per share of $100.00 and will receive warrants to acquire an additional 7% of the new common stock of the Company (assuming the conversion of the new preferred stock of the Company and the warrants) that may be exercised at a strike price of $27.33 per share. The Plan of Reorganization was confirmed on May 12, 2010. Consummation of the Plan of Reorganization is subject to the satisfaction of numerous conditions, including, among other things, consummation of the rights offering, the assumption by CSA U.S. of CSA Escrow Corporation’s obligations under the New Notes and CSA U.S.’s receipt of the proceeds therefrom and entry into a new secured working capital facility. For more information on the Chapter 11 Cases, the Canadian Proceedings and the Plan of Reorganization, the Disclosure Statement, the New Equity Commitment Agreement and the transactions contemplated thereby, see Note 2. “Reorganization Under Chapter 11 of the Bankruptcy Code” and Note 17. “Subsequent Events” to our condensed consolidated financial statements.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. The severe global financial crisis that started in the second half of 2008 reduced vehicle demand overall with the low point occurring in 2009 with 8.6 million units in North America and 16.3 million units in Europe. CSM Worldwide’s April 2010 expected annualized light vehicle production volumes for 2010 are 11.6 million units in North America, while Europe’s volumes are expected to be 16.9 million units.

According to CSM Worldwide, actual North American light vehicle production volumes for the three months ended March 31, 2010 were 2.9 million compared to 1.7 million for the three months ended March 31, 2009, an increase of approximately 69.5%, and European light vehicle production volumes for the three months ended March 31, 2010 were 4.6 million compared to 3.4 million for the three months ended March 31, 2009, an increase of approximately 33%. According to CSM Worldwide, North America and Europe light vehicle production volumes in the second quarter of 2010 is estimated at 3.0 million and 4.4 million units, respectively, which is a 1.2 million unit increase for North America and a 0.2 million unit increase for Europe.

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

Results of Operations

(Dollar amounts in thousands)

	Three Months ended March 31,
	2009	2010
Sales	$401,768	$596,324
Cost of products sold	363,936	491,820

Gross profit	37,832	104,504
Selling, administration, & engineering expenses	45,164	53,067
Amortization of intangibles	7,218	189
Restructuring	22,563	252

Operating profit (loss)	(37,113)	50,996
Interest expense, net of interest income	(21,097)	(11,811)
Equity earnings (loss)	(230)	1,960
Reorganization items, net	—	(23,333)
Other expense, net	(662)	(6,856)

Income (loss) before income taxes	(59,102)	10,956
Provision (benefit) for income tax expense	(3,825)	7,288

Consolidated net income (loss)	(55,277)	3,668
Add: Net (income) loss attributed to noncontrolling interests	311	(259)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(54,966)	$3,409

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Sales: Our sales increased to $596.3 million in the first quarter of 2010 from $401.8 million in the first quarter of 2009, an increase of $194.6 million, or 48.4%. The improvement is a result of significant increase in volumes in all regions. In addition, foreign currency exchange had a net favorable impact on sales of $41.3 million.

Gross Profit: Gross profit increased $66.7 million from $37.8 million in the first quarter of 2009 to $104.5 million in the first quarter of 2010. As a percentage of sales, gross profit increased to 17.5% of sales in the first quarter of 2010 as compared to 9.4% of sales in the first quarter of 2009. The improved gross profit and gross profit margin is a result of the significant increase in volumes in all regions and our lean savings, partially offset by the return of certain employee benefits and slightly higher raw material costs.

Restructuring: Restructuring charges decreased $22.3 million to $0.3 million in the first quarter of 2010 compared to $22.6 million in the first quarter of 2009. This decrease is due primarily to the reorganization involving the discontinuation of the Company’s global product line operating divisions that was initiated in the third quarter of 2008 and continued through the first quarter of 2009.

Interest Expense, Net: The decrease in interest expense of $9.3 million in the first quarter of 2010 resulted primarily from the cessation of recording interest expense on the debt that is in default, partially offset by interest expense recorded on the DIP facility.

Other Expense: Other expense increased $6.2 million in the first quarter of 2010 compared to the first quarter of 2009 due primarily to an increase in foreign currency losses of $4.9 million and $1.4 million of interest rate swap gains in 2009.

Provision for Income Tax Expense (Benefit): For the three months ended March 31, 2010, the Company recorded income tax provision of $7.3 million on earnings before income taxes of $11.0 million. This compares to an income tax benefit of $3.8 million on losses before income taxes of $59.1 million for the same period of 2009. Income tax expense for the three month period ended March 31, 2010 differs from statutory rates due to income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the United States and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

Through March 31, 2009, the Company reported its operating results in three business segments: Body & Chassis Systems, Fluid Systems, and Asia Pacific. The Body & Chassis segment consisted mainly of body sealing products and components that protect vehicle interiors from weather, dust, and noise intrusion as well as systems and components that control and isolate noise vibration in a vehicle to improve ride and handling. The Fluid Systems segment consisted primarily of subsystems and components that direct, control, measure, and transport fluids and vapors throughout a vehicle. The Asia Pacific segment consisted of both Body & Chassis Systems and Fluid Systems operations in that region with the exception of the Company’s interest in a joint venture in China which was acquired as part of the MAPS acquisition, and the MAP India joint venture. These joint ventures were included in the Body & Chassis Systems segment, which was in line with the internal management structure at the time.

On March 26, 2009, the Company announced the implementation of a plan involving the discontinuation of its global Body & Chassis Systems and Fluid Systems segments and the establishment of a new operating structure organized on the basis of geographic regions. Under the plan, the Company’s operating structure as well as its reporting segments changed. As a result, the Company revised its segment disclosures beginning with the second quarter of 2009 from three reportable segments to the following two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). Prior periods have been recast to conform to the current period presentation.

The following table presents sales and segment profit (loss) for each of the reportable segments for the quarters ended March 31, 2009 and 2010:

	Three Months ended March 31,
	2009	2010
Sales
North America	$188,976	$297,144
International	212,792	299,180

	$401,768	$596,324

Segment profit (loss)
North America	$(29,140)	$11,327
International	(29,962)	(371)

	$(59,102)	$10,956

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009,

North America: Sales increased $108.2 million, or 57.2%, primarily due to a significant increase in sales volume and favorable foreign exchange of $12.6 million. Segment profit increased by $40.5 million, primarily due to a significant increase in volume and the favorable impact of our lean savings, partially offset by the return of certain employee benefits and slightly higher raw material costs.

International: Sales increased $86.4 million, or 40.6%, primarily due to a significant increase in volume and favorable foreign exchange of $28.7 million. Segment loss improved by $29.6 million, primarily due to a significant increase in volumes in all regions and the favorable impact of our lean savings, partially offset by the return of certain employee benefits and slightly higher raw material costs.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Notes to Condensed Consolidated Financial Statements for discussion of restructuring activities during the three months ended March 31, 2010.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

As a result of the Chapter 11 Cases and the Canadian Proceedings and the circumstances that led to them, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the Chapter 11 Cases and the Canadian Proceedings, we expect that our primary sources of liquidity will be cash flows from operations and borrowings made under our DIP Credit Agreement. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and the Canadian Proceedings and expect to continue to incur significant professional fees and costs while we remain in chapter 11.

Cash Flows

Operating Activities. Cash flow used in operations was $56.7 million for the three months ended March 31, 2010, which included $113.4 million of changes in operating assets and liabilities. This amount includes $99.0 million of working capital requirements, which is a result of the significant increase in volumes. Cash flow used in operations was $32.3 million for the three months ended March 31, 2009, which included $8.4 million of changes in operating assets and liabilities.

Investing Activities. Cash used in investing activities was $8.3 million for the three months ended March 31, 2010 and March 31, 2009. Capital spending was $8.3 million for the three months ended March 31, 2009 and $12.0 million for the same period in 2010. The capital spending in 2010 was partially offset by $3.8 million of proceeds from the sale of fixed assets. We anticipate that we will spend approximately $80 million to $90 million on capital expenditures in 2010.

Financing Activities. Net cash used in financing activities totaled $51.6 million for the three months ended March 31, 2010, which consisted primarily of payments on debtor-in-possession financing of $50.9 million and payments on long-term debt of $1.2 million, partially offset by increases of short-term debt. Net cash provided by financing activities totaled $18.7 million for the three months ended March 31, 2009, which consisted primarily of a net increase of short-term debt of $24.3 million, partially offset by normal debt payments of $5.6 million.

Credit Facilities

DIP Financing. In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, Cooper-Standard Automotive Inc. (“CSA U.S.”), and Cooper-Standard Automotive Canada Limited (“CSA Canada”), various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent, Banc of America Securities LLC, General Electric Capital Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”) became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175 million principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Company, on December 18, 2009 the Company entered into a new Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner. Under the DIP Credit Agreement, the lenders party thereto committed to provide superpriority senior secured term loans to the DIP Borrowers in an aggregate principal amount of up to $175 million, subject to certain conditions. The DIP Credit Agreement also provides for an additional uncommitted $25 million incremental facility, for a total DIP facility of up to $200 million (if the incremental facility is requested and committed to by the requisite lenders).

On December 29, 2009, the Bankruptcy Court entered a final order approving the DIP Credit Agreement (and related loan documentation) and the borrowings thereunder. Funding under the DIP Credit Agreement occurred on December 30, 2009, whereby (i) $75 million was borrowed by CSA U.S., (ii) $50 million was borrowed by CSA Canada and (iii) $50 million was borrowed by the German Borrower. All of the proceeds of the borrowings under the DIP Credit Agreement, together with cash on hand of the DIP Borrowers, were used to repay all borrowings and amounts outstanding under the Initial DIP Credit Agreement, and to pay related fees and expenses. On January 29, 2010, the German Borrower prepaid $25 million of its borrowings under the DIP Credit Agreement. On March 26, 2010, CSA Canada prepaid $25 million of its borrowings under the DIP Credit Agreement. On April 20, 2010, the German Borrower prepaid $25 million of its borrowings under the DIP Credit Agreement.

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

Loans under the DIP Credit Agreement will amortize at a rate of 1% per annum, payable in quarterly installments. The outstanding principal amount of the loans under the DIP Credit Agreement, plus accrued and unpaid interest thereon, will be due and payable in full at maturity, which is the earliest of: (i) August 4, 2010, (ii) the first date that both a plan of reorganization for each of the Company and its U.S. subsidiaries, which is confirmed by the Bankruptcy Court, and a plan of compromise or arrangement of CSA Canada, which is confirmed by the Canadian Court, in each case providing for the repayment of the obligations under the DIP Credit Agreement, become effective, and (iii) the acceleration of the DIP Credit Agreement or termination of the commitments thereunder, including, without limitation, as a result of the occurrence of an event of default. With the consent of the requisite lenders and payment of an extension fee equal to 1% of the outstanding loans and commitments, the DIP Borrowers may at their option extend the maturity date by 90 days if no default exists or would result therefrom.

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

The following table provides a reconciliation of Consolidated EBITDA (as defined under the DIP Credit Agreement) to net income, which is the most directly comparable financial measure presented in accordance with GAAP):

Three Months Ended March 31, 2010
Net income	$3.4
Provision for income tax expense	7.3
Interest expense, net of interest income	11.8
Depreciation and amortization	21.2

EBITDA	$43.7
Joint ventures adjustment (1)	0.4
Cash restructuring	0.3
Unrealized FX loss (2)	6.3
Reorganization costs (3)	23.3
Other	0.2

Total EBITDA Adjustments	30.5

Consolidated EBITDA per DIP Agreement	$74.2

(1)	The Company’s share of the earnings of its joint ventures to the extent of cash received as dividends from the joint ventures.
(2)	Unrealized foreign exchange (gain) loss on acquisition related indebtedness (July) and the DIP loan in Canada.
(3)	Reorganization and bankruptcy-related expenses, including professional fees.

As of March 31, 2010, the Company was in compliance with its covenants under the DIP Credit Agreement.

Our current revenue forecast for 2010 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 11.6 million units and 16.9 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under the DIP Credit agreement or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under the DIP Credit Agreement or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

Prepetition Debt Obligations. As of August 3, 2009, the date of the filing of the Chapter 11 Cases by the Debtors, the Company had approximately $1.2 billion of outstanding indebtedness on a consolidated basis, of which $86.4 million consisted of draws on a senior secured revolving credit facility, $527.0 million consisted of five senior secured term loan facilities, $513.4 million consisted of the Senior Notes and Senior Subordinated Notes and $50.8 consisted of debt on account of other credit facilities, capital leases for affiliates, swaps, and other miscellaneous obligations. As a result of the filing of the Chapter 11 Cases, the loan commitments of the lenders under the Prepetition Credit Agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the Prepetition Credit Agreement, the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against the Company as a result of the commencement of the Chapter 11 Proceedings and applicable bankruptcy law. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to compromise under a chapter 11 plan of reorganization. Effective August 3, 2009, the Company ceased recording interest expense on outstanding prepetition debt instruments classified as liabilities subject to compromise. An additional $17.4 million of interest expense would have been recorded from January 1, 2010 to March 31, 2010 if the Company had continued to accrue interest on these instruments.

Prepetition Senior Credit Agreement. In connection with Cooper-Standard Holdings Inc.’s acquisition of the automotive segment of Cooper Tire & Rubber Company in 2004 (the “2004 Acquisition”), the Company, CSA U.S. and CSA Canada entered into a Credit Agreement with various lending institutions, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents (with subsequent amendments thereto, the “Prepetition Credit Agreement”) which provided for revolving credit facilities and term loan facilities. Our revolving credit facilities provided for loans in a total principal amount of up to $125.0 million with a maturity of December 2010. The term loan facilities included a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of December 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. These term loans were used to fund the 2004 Acquisition. To finance, in part, the FHS and MAPS acquisitions, the Company also established and borrowed under two new term loan tranches, with an aggregate of $190 million borrowed in U.S. dollars and €64.725 million borrowed in Euros. As of August 3, 2009, the date of the commencement of the Chapter 11 Proceedings, approximately $613.4 million of principal and accrued and unpaid interest was outstanding under the Prepetition Credit Agreement, of which $86.4 million consisted of draws on the revolving credit facilities and $527.0 million consisted of five term loan facilities.

As a result of the filing of the chapter 11 petitions, the loan commitments of the lenders under the Prepetition Credit Agreement were terminated and all principal and accrued and unpaid interest outstanding under the Prepetition Credit Agreement accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Senior Notes and Senior Subordinated Notes. In connection with the 2004 Acquisition, CSA U.S. issued $200 million aggregate principal amount of 7% Senior Notes due 2012 (the “Senior Notes”) and $350 million aggregate principal amount of 8 3/8% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”, and together with the Senior Notes, the “Notes”). As a result of the filing of the Chapter 11 Cases, all principal and accrued and unpaid interest outstanding under the Senior Notes and the Senior Subordinated Notes accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Exit Financing. The Plan of Reorganization and Disclosure Statement contemplate that the Company would, in connection with the consummation of the rights offering contemplated thereby, enter into a new debt agreement (the “New Debt Agreement”) in a committed amount of up to $450 million, and a new secured working capital facility (the “New Working Capital Facility”) in a committed amount of up to $150 million. After filing the Plan of Reorganization, the Debtors determined that they could raise the $450 million of new financing on more favorable terms through a senior notes unsecured offering instead of the New Debt Agreement. Proceeds from the notes offering, together with the proceeds of the rights offering, the New Working Capital Facility, if drawn, and cash on hand, will be used to pay claims under the Prepetition Credit Agreement, the DIP Credit Agreement and the portion of the Senior Notes payable in cash, in full, together with related fees and expenses. The New Working Capital Facility would also provide working capital for the Company and its subsidiaries, and borrowings thereunder would be used for general corporate purposes. For a discussion of the notes offering, see Note 17. “Subsequent Events” to the condensed financial statements included elsewhere in this Form 10-Q.

This 10-Q does not constitute an offer to sell or the solicitation of an offer to purchase any securities in the contemplated rights offering. Securities that may be issued pursuant to the contemplated Rights Offering or the New Equity Commitment Agreement will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or an available exemption from registration.

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

Such risks, uncertainties, and other important factors include, among others: the effect of the Chapter 11 Cases on us; the ability to maintain contracts and suppliers and customer relationships; the ability to obtain exit financing; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; potential conflicts of interest between our owners and us; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; the possibility that our bankruptcy exit strategy will not be successful; and other risks listed in our filings with the SEC and the Bankruptcy Court. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2009 and Item 1A. Risk Factors in Part II of this form 10-Q for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing for bankruptcy the Company had entered into derivative financial instruments to monitor its exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. Excluding prepetition debt, as of March 31, 2010, we had $131.5 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $1.3 million per year.

At March 31, 2010 we had one interest rate swap contract outstanding with $7.9 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 3, 2009, the Debtors filed the Chapter 11 Cases and on August 4, 2009 CSA Canada commenced the Canadian Proceedings. The Debtors’ Plan of Reorganization has been confirmed, and CSA Canada’s plan of arrangement or compromise has been sanctioned. The effectiveness of the Plan of Reorganization and the plan of arrangement or compromise are subject to certain conditions.

In general, all pending litigation involving the Debtors and CSA Canada was stayed upon the filing of the Chapter 11 Cases and the Canadian Proceedings, respectively.

The Company, CSA U.S. and CSA Canada (collectively, the “Defendants”) were named as defendants in an adversary proceeding (Case No. 09-52014 (PJW)) initiated by Cooper Tire & Rubber Company and Cooper Tire Rubber & Company UK Limited (together, “CTR”) in the Bankruptcy Court on August 19, 2009 (the “CTR Adversary Proceeding”). CTR’s complaint had sought a declaratory judgment that CTR was entitled to a portion of the CAD$80.0 million tax refund received by CSA Canada from the Canadian government on July 27, 2009 and a portion of all future refunds received by CSA Canada, in each case relating to the period prior to the Company’s 2004 Acquisition. CTR also sought imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000 through 2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against CSA Canada in the Chapter 11 Cases and ordering all income tax refunds received by CSA Canada after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, CSA U.S. and CSA Canada. In connection with the CTR Adversary Proceedings, the Defendants, CTR and the Creditors’ Committee entered into an Agreement Concerning Terms and Conditions of a Compromise and Settlement, dated March 17, 2010 (the “CTR Settlement Agreement”). Under the terms of the CTR Settlement Agreement, CTR agreed to, among other things, dismiss its complaint in the Bankruptcy Court with prejudice and claim no further entitlement to the tax refunds. The Defendants agreed to, among other things, (i) pay CTR approximately $17.6 million in cash and (ii) to obtain a release of CTR’s obligations in connection with a guarantee of one of the Company’s leases or, alternatively, provide a letter of credit in favor of CTR, in the initial amount of $7.0 million (but declining by $1.0 million per year for seven years) to reimburse CTR for any amounts that it is required to pay the Company’s landlord on account of such guarantee. The Defendants and CTR have also granted general mutual releases to each other with respect to claims and liabilities under the purchase agreement governing the 2004 Acquisition and other claims and liabilities, subject to certain exceptions relating to certain continuing indemnification obligations. On April 15, 2010, the Bankruptcy Court issued an order approving the CTR Settlement Agreement. We estimate that the remaining tax refund to be received by CSA Canada is approximately $40.0 million. No assurance can be given, however, that this estimated tax refund will be received from the Canadian government or that if received that it will be for the full estimated amount of $40.0 million.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the Form 10-K.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Disclosure Statement and the hearing to consider confirmation of the Plan of Reorganization, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan of Reorganization and our ability to continue operations upon our emergence from the Bankruptcy Cases. This information was not audited or reviewed by our independent public accountants. These projections were prepared solely for the purpose of the Bankruptcy Cases and have not been, and will not be, updated on an ongoing basis. These projections are not included in this Report and have not been incorporated by reference into this Report. At the time they were prepared; the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections.

Our financial condition or results of operations will not be comparable to the financial condition or results of operations reflected in our historical financial statements.

Following our emergence from chapter 11, we will operate our existing business under a new capital structure. In addition, we will be subject to the “fresh-start” accounting rules. As required by “fresh-start” accounting, assets and liabilities will be recorded at fair value, based on values determined in connection with the implementation of the Plan of Reorganization. Certain reported assets do not yet give effect to the adjustments that may result from the adoption of “fresh-start” accounting and, as a result, would change materially. Accordingly, our financial condition and results of operations from and after our emergence from chapter 11 will not be comparable to the financial condition or results of operations reflected in our historical financial statements.

Our historical financial statements state that uncertainties related to our emergence from bankruptcy raise substantial doubt about our ability to continue as a going concern.

Our audited financial statements as of December 31, 2007, 2008 and 2009 state that uncertainties related to our emergence from bankruptcy raise substantial doubt about our ability to continue as a going concern. Although we believe that upon our emergence from chapter 11, the basis for the uncertainties relating to our ability to continue as a going concern will no longer exist, we cannot assure that a similar disclosure will not be included in future financial statements of the Company.

Regardless of the foregoing, the historical financial statements of the Company have been prepared in accordance with GAAP applicable to a going concern, which assumes that we will be able to meet out obligations and continue our operations over a reasonable length of time. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 17, 2010	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

May 17, 2010	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

May 17, 2010	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Commitment Agreement, dated as of March 19, 2010, between Cooper-Standard Holdings Inc. and certain backstop parties (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.2*	Settlement Agreement dated as of March 17, 2010, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. and Cooper-Standard Automotive Canada Limited, the Official Committee of Unsecured Creditors of Holdings et al. and Cooper Tire & Rubber Company.

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith