Form 10-Q
period 2010-06-30
Cooper-Standard Holdings Inc.
filed 2010-08-16
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 3, 2010 there were 18,376,112 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales	$448,046	$412,804	$215,642
Cost of products sold	392,759	340,381	181,875

Gross profit	55,287	72,423	33,767
Selling, administration & engineering expenses	48,411	39,099	23,045
Amortization of intangibles	7,371	130	1,264
Impairment charges	362,699	—	—
Restructuring	5,930	5,641	382

Operating profit (loss)	(369,124)	27,553	9,076
Interest expense, net of interest income	(20,621)	(32,694)	(3,531)
Equity earnings	703	1,653	734
Reorganization items and fresh-start accounting adjustments, net	—	683,381	—
Other income (expense), net	8,411	(14,300)	(430)

Income (loss) before income taxes	(380,631)	665,593	5,849
Provision (benefit) for income tax expense	(31,287)	32,652	909

Consolidated net income (loss)	(349,344)	632,941	4,940
Add: Net (income) loss attributed to noncontrolling interests	4	(63)	(10)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(349,340)	$632,878	$4,930

Net income available to Cooper-Standard Holdings Inc. common stockholders	N/A	N/A	$3,218

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales	$849,814	$1,009,128	$215,642
Cost of products sold	756,695	832,201	181,875

Gross profit	93,119	176,927	33,767
Selling, administration & engineering expenses	93,575	92,166	23,045
Amortization of intangibles	14,589	319	1,264
Impairment charges	362,699	—	—
Restructuring	28,493	5,893	382

Operating profit (loss)	(406,237)	78,549	9,076
Interest expense, net of interest income	(41,718)	(44,505)	(3,531)
Equity earnings	473	3,613	734
Reorganization items and fresh-start accounting adjustments, net	—	660,048	—
Other income (expense), net	7,749	(21,156)	(430)

Income (loss) before income taxes	(439,733)	676,549	5,849
Provision (benefit) for income tax expense	(35,112)	39,940	909

Consolidated net income (loss)	(404,621)	636,609	4,940
Add: Net (income) loss attributed to noncontrolling interests	315	(322)	(10)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(404,306)	$636,287	$4,930

Net income available to Cooper-Standard Holdings Inc. common stockholders	N/A	N/A	$3,218

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	Predecessor December 31, 2009	Successor June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$380,254	$188,739
Accounts receivable, net	355,543	423,947
Inventories, net	111,575	115,099
Prepaid expenses	22,153	24,957
Other	76,454	36,793

Total current assets	945,979	789,535
Property, plant and equipment, net	586,179	563,790
Goodwill	87,728	136,600
Intangibles, net	10,549	153,983
Other assets	106,972	104,621

	$1,737,407	$1,748,529

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$18,204	$14,797
Debtor-in-possession financing	175,000	—
Accounts payable	166,346	183,987
Payroll liabilities	71,523	90,194
Accrued liabilities	87,073	95,098

Total current liabilities	518,146	384,076
Long-term debt	11,059	458,301
Pension benefits	148,936	168,283
Postretirement benefits other than pensions	76,261	80,112
Deferred tax liabilities	7,875	21,289
Other long-term liabilities	19,727	30,010
Liabilities subject to compromise	1,261,903	—

Total liabilities	$2,043,907	$1,142,071

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at June 30, 2010, 1,041,666 shares issued and outstanding at June 30, 2010	—	129,024

Equity (deficit):
Predecessor common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2009, 3,482,612 shares issued and outstanding at December 31, 2009	35	—
Successor common stock, $0.001 par value, 190,000,000 shares authorized at June 30, 2010, 18,376,112 shares issued and outstanding at June 30, 2010	—	17
Additional paid-in capital	356,316	474,017
Accumulated retained earnings (deficit)	(636,278)	4,008
Accumulated other comprehensive loss	(31,037)	(2,976)

Total Cooper-Standard Holdings Inc. equity (deficit)	(310,964)	475,066
Noncontrolling interests	4,464	2,368

Total equity (deficit)	(306,500)	477,434

Total liabilities and equity (deficit)	$1,737,407	$1,748,529

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Operating Activities:
Consolidated net income (loss)	$(404,621)	$636,609	$4,940
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	47,568	35,333	7,628
Amortization	14,589	319	1,264
Impairment charges	362,699	—	—
Non-cash restructuring	96	46	—
Reorganization items	—	(660,048)	—
Gain on bond repurchase	(9,096)	—	—
Amortization of debt issuance cost	2,334	11,505	102
Changes in operating assets and liabilities	(47,034)	(99,159)	3,230

Net cash provided by (used in) operating activities	(33,465)	(75,395)	17,164
Investing activities:
Property, plant and equipment	(14,332)	(22,935)	(6,155)
Proceeds from the sale of assets and other	(6)	3,851	(91)

Net cash used in investing activities	(14,338)	(19,084)	(6,246)
Financing activities:
Proceeds from issuance of long-term debt	—	450,000	—
Payments on debtor-in-possession financing	—	(175,000)	—
Increase (decrease) in short term debt	23,996	(2,069)	(405)
Payments on long-term debt	(10,379)	(709,574)	(41)
Debt issuance cost and back stop fees	—	(30,991)	—
Issuance of preferred and common stock	—	355,000	—
Repurchase of bonds	(737)	—	—
Other	(52)	—	(14)

Net cash provided by (used in) financing activities	12,828	(112,634)	(460)
Effects of exchange rate changes on cash	10,213	5,528	(388)

Changes in cash and cash equivalents	(24,762)	(201,585)	10,070
Cash and cash equivalents at beginning of period	111,521	380,254	178,669

Cash and cash equivalents at end of period	$86,759	$178,669	$188,739

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (the “Company”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of body sealing, anti-vibration (“AVS”) and fluid handling components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks, that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

On May 27, 2010, the Company and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (“Chapter 11”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”).

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2010 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Guidance Amending Fair Value Disclosures for Interim and Annual Reporting Periods Beginning After December 15, 2009”. This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this statement effective January 1, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

2. Reorganization Under Chapter 11

Filing of Bankruptcy Cases

During the first half of 2009, the Company experienced a substantial decrease in revenues caused by the severe decline in worldwide automotive production that followed the global financial crisis that began in 2008. On August 3, 2009, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Consolidated Case No. 09-12743(PJW)) (the “Chapter 11 Cases”). On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (“CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside of the United States and Canada were not subject to the requirements of the Bankruptcy Code. On March 26, 2010, the Debtors filed with the Bankruptcy Court their Second Amended Joint Chapter 11 Plan of Reorganization (as amended and supplemented, the “Plan of Reorganization”) and their First Amended Disclosure Statement (as amended and supplemented, the “Disclosure Statement”). On May 12, 2010, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization (the “Confirmation Order”). CSA Canada’s plan of compromise or arrangement was sanctioned on April 16, 2010.

On May 27, 2010 (the “Effective Date”), the Debtors consummated the reorganization contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy proceedings.

Post-Emergence Capital Structure and Recent Events

Following the Effective Date, our capital structure consisted of the following:

•

Senior ABL facility. A senior secured asset-based revolving credit facility in the aggregate principal amount of $125,000 (the “Senior ABL Facility”), which contains an uncommitted $25,000 “accordion” facility that will be available at our request if the lenders at the time consent.

•	8 1/2 % senior notes due 2018. $450,000 of senior unsecured notes (the “Senior Notes”) that bear interest at 8 1/2% per annum and mature on May 1, 2018.

•

Common stock, 7% preferred stock and warrants. Equity securities comprised of (i) 17,489,693 shares of our common stock, (ii) 1,000,000 shares of our 7% cumulative participating convertible preferred stock (“7% preferred stock”), which are initially convertible into 4,290,788 shares of our common stock, and (iii) 2,419,753 warrants (“warrants”) to purchase up to an aggregate of 2,419,753 shares of our common stock.

On the Effective Date, the Company issued to key employees of the Company, (i) 757,896 shares of common stock plus, subject to realized dilution on the warrants, an additional 104,075 shares of common stock as restricted stock, (ii) 41,666 shares of 7% preferred stock as restricted 7% preferred stock, and (iii) 702,509 options to purchase shares of common stock, plus, subject to realized dilution on the warrants, an additional 78,057 options to purchase shares of common stock. On the day after the Effective Date, the Company issued to certain of its directors and Oak Hill Advisors L.P. or its affiliates, 26,448 shares of common stock as restricted stock and 58,386 options to purchase shares of common stock. The Company also reserved 780,566 shares of common stock for future issuance to the Company’s management. On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

For further information on the Senior ABL Facility and the Senior Notes, see Note 7. “Debt” below. For further information on our common stock, 7% preferred stock and warrants, see Note 12. “Capital Stock” below.

Satisfaction of Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into debtor-in-possession financing arrangements. On the Effective Date, all remaining amounts outstanding under the Company’s debtor-in-possession financing arrangement were repaid using proceeds of the Debtors’ exit financing. For additional information on these financing arrangements, see Note 7. “Debt” below.

Cancellation of Certain Prepetition Obligations

Under the Plan of Reorganization, the Company’s prepetition equity, debt and certain of its other obligations were cancelled and extinguished as follows:

•

the Predecessor’s equity interests, including common stock and any options, warrants, calls, subscriptions or other similar rights or other agreements, commitments or outstanding securities obligations, were cancelled and extinguished, and no distributions were made to the Predecessor’s former equity holders;

•

the Predecessor’s prepetition debt securities were cancelled and the indentures governing such obligations were terminated (other than for the purposes of allowing holders of the notes to receive distributions under the Plan of Reorganization and allowing the trustees to exercise certain rights); and

•

the Predecessor’s prepetition credit agreement was cancelled and terminated, including all agreements related thereto (other than for the purposes of allowing creditors under that facility to receive distributions under the Plan of Reorganization and allowing the administrative agent to exercise certain rights).

For further information regarding the resolution of certain of the Company’s other prepetition liabilities in accordance with the Plan of Reorganization, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise.”

3. Fresh-Start Accounting

As discussed in Note 2, “Reorganization Under Chapter 11,” the Debtors emerged from Chapter 11 bankruptcy proceedings on May 27, 2010. As a result, the Successor adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity. Accounting principles generally accepted in the United States (“GAAP”) require the adoption of fresh-start accounting as of the Plan of Reorganization’s confirmation date, or as of a later date when all material conditions precedent to the Plan of Reorganization becoming effective are resolved, which occurred on May 27, 2010. The Company elected to adopt fresh-start accounting as of May 31, 2010 to coincide with the timing of its normal May accounting period close. There were no transactions that occurred from May 28, 2010 through May 31, 2010, that would materially impact the Company’s consolidated financial position, results of operations or cash flows for the 2010 Successor or 2010 Predecessor periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Reorganization Value

The Bankruptcy Court confirmed the Plan of Reorganization, which included an enterprise value (or distributable value) of $1,025,000, assuming $50,000 of excess cash, as set forth in the Disclosure Statement. For purposes of the Plan of Reorganization and the Disclosure Statement, the Company and certain unsecured creditors agreed upon this value. This reorganization value was determined to be a fair and reasonable value and is within the range of values considered by the Bankruptcy Court as part of the confirmation process. The reorganization value reflects a number of factors and assumptions, including the Company’s statements of operations and balance sheets, the Company’s financial projections, the amount of cash to fund operations, current market conditions and a return to more normalized light vehicle production and sales volumes. The range of values considered by the Bankruptcy Court of $975,000 to $1,075,000 was determined using comparable public company trading multiples, precedent transactions analysis and discounted cash flow valuation methodologies.

The comparable public company analysis identified a group of comparable companies giving consideration to lines of business, size, geographic footprint and customer base. The analysis compared the public market implied enterprise value for each comparable public company to its projected earnings before interest, taxes, depreciation and amortization (“EBITDA”). The calculated range of multiples for the comparable companies was used to estimate a range which was applied to the Company’s projected EBITDA to determine a range of enterprise values for the reorganized company or the reorganization value.

Precedent transactions analysis estimates the value of a company by examining public merger and acquisition transactions. An analysis of a company’s transaction value as a multiple of various operating statistics provided industry-wide valuation multiples for companies in similar lines of business to the Debtors. Transaction multiples are calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to the Debtors. Prices paid as a multiple of revenue, EBIT and EBITDA were considered, which were then applied to the Debtors’ key operating statistics to estimate the Enterprise Value, or value to a potential strategic buyer.

The discounted cash flow analysis was based on the Company’s projected financial information, which includes a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks, many of which are beyond the Company’s control and may not materialize. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The discounted cash flow analysis was based on recent automotive industry and specific platform production volume projections developed by both third-party and internal forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include terminal value growth rate, terminal value margin rate, future capital expenditures and changes in working capital requirements.

Reorganization Adjustments

The unaudited consolidated financial information gives effect to the following Reorganization Adjustments, the Plan of Reorganization and the implementation of the transactions contemplated by the Plan of Reorganization. These adjustments give effect to the terms of the Plan of Reorganization and certain underlying assumptions, which include, but are not limited to, the below.

•	The issuance of the Senior Notes, which resulted in cash proceeds of $450,000.

•	The issuance of 17.5 million shares of our common stock, including 8.6 million shares offered to holders of the Predecessor’s prepetition senior subordinated notes in connection with the rights

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

offering conducted pursuant to the Plan of Reorganization (the “Rights Offering”), 2.6 million shares to certain of the Debtors’ creditors that agreed to backstop the Rights Offering (the “Backstop Parties”) pursuant to an equity commitment agreement (the “Equity Commitment Agreement”) and 6.3 million shares to certain holders of the Predecessor’s prepetition senior notes and prepetition senior subordinated notes. The Company also issued shares of 7% preferred stock convertible into 4.3 million shares of common stock pursuant to the Equity Commitment Agreement. The Company received cash proceeds of $355,000 in connection with the Rights Offering and Equity Commitment Agreement and also received the full and complete satisfaction, settlement and release of allowed prepetition senior note claims and allowed prepetition senior subordinated note claims for such shares. In addition, the Company also issued warrants to purchase 2.4 million shares of common stock.

•

The repayment of $175,000 of liabilities under the Debtors’ Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”). On the Effective Date, each holder of an allowed DIP claim received, in full and complete satisfaction, settlement and release of and in exchange for such allowed claim against the Debtors, an amount in cash equal to the allowed amount of such claim.

•	The repayment of the $639,600, including interest, outstanding under the Predecessor’s prepetition credit agreement in cash.

•	The repayment of the $105,200, including interest, outstanding of the Predecessor’s prepetition senior notes in cash.

•	A decrease in interest expense, including the amortization of debt issuance costs, resulting from a lower level of debt.

Adoption of Fresh-Start Accounting

Fresh start accounting results in a new basis of accounting and reflects the allocation of the Company’s fair value to its underlying assets and liabilities. The Company’s estimates of fair value included in the Successor Company financial statements represent the Company’s best estimates based on independent appraisals and valuations. The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, valuations and appraisals will be realized, and actual results could vary materially.

The Company’s reorganization value was allocated to its assets in conformity with ASC 805, “Business Combinations.” The excess reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

The following Fresh-Start Consolidated Balance Sheet illustrates the financial effects on the Company of the implementation of the Plan of Reorganization and the adoption of fresh-start accounting. This Fresh-Start Consolidated Balance Sheet reflects the effects of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness and other cash payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Predecessor May 31, 2010	Reorganization Adjustments (1)		Fresh-start Adjustments (9)	Successor May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$200,311	(21,642	)(2)	—	$178,669
Restricted cash	482,234	(482,234	)(2)		—
Accounts receivable, net	409,041	—		—	409,041
Inventories, net	116,248	—		8,136	124,384
Prepaid expenses	26,931	(1,243	)(3)	—	25,688
Other	36,858	(68	)(2)	—	36,790

Total current assets	1,271,623	(505,187)		8,136	774,572
Property, plant and equipment, net	527,306	—		40,665	567,971
Goodwill	87,728	—		48,938	136,666	(8)
Intangibles, net	10,294	—		144,711	155,005
Other assets	125,120	4,895	(3)	(26,721)	103,294

	$2,022,071	$(500,292)		$215,729	$1,737,508

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$15,335	—		—	$15,335
Debtor-in-possession financing	74,813	(74,813	)(2)	—	—
Accounts payable	171,886	6,763	(4)	—	178,649
Payroll liabilities	94,427	374	(4)	(1,154)	93,647
Accrued liabilities	92,426	4,232	(4)	(9,462)	87,196

Total current liabilities	448,887	(63,444)		(10,616)	374,827
Long-term debt	458,373	—		—	458,373
Pension benefits	134,278	12,473	(4)	21,685	168,436
Postretirement benefits other than pensions	75,198	—		4,948	80,146
Deferred tax liabilities	9,218	(268	)(4)	12,267	21,217
Other long-term liabilities	21,124	1,891	(4)	7,839	30,854
Liabilities subject to compromise	1,213,781	(1,213,781	)(4)	—	—

Total liabilities	2,360,859	(1,263,129)		36,123	1,133,853

Successor preferred stock	—	128,000	(2)(4)	—	128,000

Equity (deficit):
Successor common stock	—	17	(2)(4)(7)	—	17
Successor additional paid-in capital	—	473,275	(2)(4)(7)	—	473,275
Predecessor common stock	35	(35	)(5)	—	—
Predecessor additional paid-in capital	356,560	(356,560	)(5)	—	—
Accumulated deficit	(633,481)	518,130	(6)	115,351	—
Accumulated other comprehensive loss	(62,083)	10	(4)	62,073	—

Total Cooper-Standard Holdings Inc. equity (deficit)	(338,969)	634,837		177,424	473,292
Noncontrolling interests	181	—		2,182	2,363

Total equity (deficit)	(338,788)	634,837		179,606	475,655

Total liabilities and equity (deficit)	$2,022,071	$(500,292)		$215,729	$1,737,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan of Reorganization, including the settlement of liabilities subject to compromise, the satisfaction of the DIP Credit Agreement, the incurrence of new indebtedness and related cash payments, the issuances of 7% preferred stock and common stock and the cancellation of the Predecessor’s common stock.
(2)	This adjustment reflects net cash payments recorded as of the Effective Date.

Release of restricted cash (a)	$482,234
Cash received from Rights Offering	355,000
Payment of prepetition bank debt	(639,646)
Payment of prepetition senior notes	(105,227)
Repayment of DIP Credit Agreement	(75,777)
Other	(38,226)

Net cash payments	$(21,642)

(a)	Includes proceeds from issuance of long term debt held in restricted cash until the Effective Date.

(3)	This adjustment reflects the capitalization of $4,895 of debt issuance costs related to the Senior ABL Facility.
(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(1,213,781)
Liabilities settled by cash (a)	765,931
Issuance of Successor common stock, 7% preferred stock and warrants, net	258,716
Liabilities reinstated	26,891

Gain on settlement of liabilities subject to compromise	$(162,243)

(a)	Cash received from borrowings under the Senior Notes and amounts received from the Rights Offering.

(5)	This adjustment reflects the cancellation of the Predecessor’s common stock.
(6)	This adjustment reflects the cumulative impact of the Reorganization Adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(162,243)
Cancellation of Predecessor’s common stock	(356,595)
Other	708

$(518,130)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

(7)	A reconciliation of the reorganization value of the Successor’s common stock as of the Effective Date is shown below:

Reorganization value	$1,025,000
Less: Senior Notes	(450,000)
Other debt	(23,708)
7% preferred stock	(128,000)
Plus: Excess cash	50,000

Reorganization value of Successor’s common stock and warrants	473,292
Less: Fair value of warrants (a)	20,919

Reorganization value of Successor’s common stock	$452,373

Shares outstanding as of May 31, 2010 (b)	17,489,693
Per share value (c)	$25.87

(a)	For further information on the fair value of the warrants, see Note 12, “Capital Stock.”
(b)	Does not include restricted shares issued to management upon emergence that vest over 3-4 years.
(c)	The per share value of $25.87 was used to record the issuance of the Successor’s common stock.

(8)	A reconciliation of the reorganization value of the Successor’s assets and goodwill is shown below:

Reorganization value	$1,025,000
Plus: Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	660,145
Fair value of noncontrolling interest	2,363
Excess cash	50,000

Reorganization value of Successor’s assets	1,737,508
Less: Successor’s assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	1,600,842

Reorganization value of Successor’s assets in excess of fair value - Successor’s goodwill	$136,666

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor’s goodwill	$(87,728)
Successor’s goodwill	136,666
Elimination of Predecessor’s intangible assets	(10,294)
Successor’s intangible asset adjustment (a)	155,005
Defined benefit plans adjustment (b)	(30,680)
Inventory adjustment (c)	8,136
Property, plant and equipment adjustment (d)	40,665
Investments in non-consolidated affiliates adjustment (e)	9,021
Noncontrolling interest adjustments (e)	(2,182)
Elimination of Predecessor’s accumulated other comprehensive loss and other adjustments	(78,678)

Pretax income on fresh-start accounting adjustments	139,931
Tax related to fresh-start accounting adjustments (f)	(24,580)

Net gain on fresh-start accounting adjustments	$115,351

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

(a)	Intangible assets – This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 4, “Goodwill and Intangibles.”
(b)	Defined benefit plans – This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2009 and the Effective Date. The $(30,680) is reflected in the pension benefits $(21,685), postretirement benefits other than pension $(4,948), other assets $(4,701), accrued payroll $(591) and accrued liabilities $1,245 line items on the Fresh-Start Consolidated Balance Sheet.
(c)	Inventory – This amount adjusts inventory to fair value as of the Effective Date, which is estimated for finished goods and work-in-process based upon the expected selling price less cost to complete, selling and disposal cost and a normal selling profit. Raw material inventory was recorded at a carrying value as such value approximates the replacement cost.
(d)	Property, plant and equipment – This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest value and best use of these assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.
(e)	Investments in non-consolidated and noncontrolling interests – These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values. The adjustment to investments in non-consolidated affiliates of $9,021 is included in the other assets line item on the Fresh-Start Consolidated Balance Sheet.
(f)	Tax expense – This amount reflects the tax expense related to the fair value adjustments of inventory, property, plant and equipment, intangibles, tooling and investments and is included in the other assets $(17,313), accrued liabilities $5,000 and deferred tax liabilities $(12,267) line items on the Fresh-Start Consolidated Balance Sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Liabilities Subject to Compromise

Certain prepetition liabilities were subject to compromise under the Plan of Reorganization and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. Certain of these claims were resolved and satisfied as of the Effective Date. A summary of liabilities subject to compromise reflected in the Predecessor consolidated balance sheet as of May 31, 2010, is shown below:

Predecessor - May 31, 2010
Short-term borrowings	$85,503
Accounts payable	8,007
Accrued liabilities	23,433
Derivatives	18,081
Debt subject to compromise
Prepetition primary credit facility	520,637
Prepetition senior notes	197,320
Prepetition senior subordinated notes	308,009
Accrued interest	52,791

Liabilities subject to compromise	$1,213,781

Reorganization Items and Fresh-Start Accounting Adjustments, net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the Predecessor Period is shown below:

Pre-tax reorganization items:
Professional and other fees	$48,701
Gain on prepetition settlement	(49,980)
Gain on settlement of liabilities subject to compromise	(162,243)
Cancellation of Predecessor common stock	(356,595)

(520,117)

Pre-tax fresh-start accounting adjustments	(139,931)

Reorganization items and fresh-start accounting adjustments, net	$(660,048)

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2010 are summarized as follows:

	North America	International	Total
Balance as of January 1, 2010 - Predecessor	$87,728	$—	$87,728
Fresh-start accounting adjustments (Note 3)	28,778	20,160	48,938

Balance as of May 31, 2010 - Successor	116,506	20,160	136,666
Foreign exchange translation and other	(52)	(14)	(66)

Balance as of June 30, 2010 - Successor	$116,454	$20,146	$136,600

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The following table presents the Predecessor’s intangible assets and accumulated amortization balances as of December 31, 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Developed technology	$3,335	$(1,479)	$1,856	5 to 12 years
Other	8,986	(293)	8,693

Balance at December 31, 2009 - Predecessor	$12,321	$(1,772)	$10,549

Amortization expense of $130 and $7,371 was recognized for the two month period ended May 31, 2010 and the three month period ended June 30, 2009, respectively. Amortization expense of $319 and $14,589 was recognized for the five month period ended May 31, 2010 and for the six months ended June 30, 2009, respectively.

In connection with the adoption of fresh-start accounting, certain intangible assets were recorded at their estimated fair value, which was based on independent appraisals as of May 31, 2010. The value assigned to developed technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information and discussions with the Company’s management. The customer-based intangible asset includes the Company’s established relationship with its customers and the ability of these customers to generate future economic profits for the Company. A summary of intangible assets as of June 30, 2010 is shown below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$137,279	$(1,126)	$136,153	10.2
Developed technology	9,279	(126)	9,153	6.3
Other	8,689	(12)	8,677

Balance at June 30, 2010 - Successor	$155,247	$(1,264)	$153,983	9.7

Amortization expense totaled $1,264 for the one month period ended June 30, 2010. Estimated amortization expense will total approximately $9,190 for the year ending December 31, 2010 and approximately $15,200 for each of the next five years.

5. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company initiated all of these initiatives prior to December 31, 2007 and continued to execute the closures through June 30, 2010. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The total expense incurred for the Predecessor period ending May 31, 2010 and Successor period ending June 30, 2010 amounted to $470 and $54, respectively.

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of June 30, 2010. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $20,850. The following table summarizes the activity related to these initiatives for the six months ended June 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$1,443	$235	$—	$1,678
Expense incurred	(460)	159	—	(301)
Cash payments	(724)	(318)	—	(1,042)

Balance at May 31, 2010	$259	$76	$—	$335
Expense incurred	—	28	—	28
Cash payments	(88)	(15)	—	(103)

Balance at June 30, 2010 - Successor	$171	$89	$—	$260

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated cost of this initiative is approximately $26,000. The following table summarizes the activity for this initiative for the six months ended June 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$7,771	$—	$—	$7,771
Expense incurred	(450)	—	—	(450)
Cash payments	(3,297)	—	—	(3,297)

Balance at May 31, 2010	$4,024	$—	$—	$4,024
Cash payments	(125)	—	—	(125)

Balance at June 30, 2010 - Successor	$3,899	$—	$—	$3,899

The Company commenced several initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $18,600. The following table summarizes the activity for these initiatives for the six months ended June 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$4,215	$56	$—	$4,271
Expense incurred	5,168	314	(21)	5,461
Cash payments	(2,680)	(347)	21	(3,006)

Balance at May 31, 2010	$6,703	$23	$—	$6,726
Expense incurred	(5)	216	—	211
Cash payments	(2,673)	(218)	—	(2,891)

Balance at June 30, 2010 - Successor	$4,025	$21	$—	$4,046

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

In the second quarter of 2010, the Company initiated the closure of a facility and the consolidation of two other facilities located in Mexico. The estimated total cost of this initiative is $1,700. The following table summarizes the activity for this initiative for the six months ended June 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$—	$—	$—	$—
Expense incurred	595	118	—	713
Cash payments	(132)	(118)	—	(250)

Balance at May 31, 2010	$463	$—	$—	$463
Expense incurred	—	89	—	89
Cash payments	(103)	(89)	—	(192)

Balance at June 30, 2010 - Successor	$360	$—	$—	$360

6. Inventories

Inventories are comprised of the following:

	Predecessor December 31, 2009	Successor June 30, 2010
Finished goods	$27,826	$30,927
Work in process	25,616	29,089
Raw materials and supplies	58,133	55,083

	$111,575	$115,099

In connection with the adoption of fresh-start accounting, an $8,136 fair value write-up was recorded at May 31, 2010 in the Predecessor. Such inventory was liquidated as of June 30, 2010 in the Successor and recorded as an increase to cost of products sold.

7. Debt

Outstanding debt consisted of the following at December 31, 2009 and June 30, 2010, respectively:

	Predecessor December 31, 2009	Successor June 30, 2010
Senior Notes	$—	$450,000
DIP Credit Agreement	175,000	—
Other borrowings	29,263	23,098

Total debt	204,263	473,098
Less: Current portion of long term debt	(18,204)	(14,797)
DIP Credit Agreement	(175,000)	—

Total long-term debt	$11,059	$458,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Senior Notes

On May 11, 2010, CSA Escrow Corporation (the “Escrow Issuer”), an indirect wholly-owned non-debtor subsidiary of CSA U.S., issued $450,000 aggregate principal amount of the Senior Notes. On the Effective Date, the Escrow Issuer was merged with and into CSA U.S., with CSA U.S. assuming the obligations under the Senior Notes. Proceeds from the Senior Notes, together with proceeds of the Rights Offering and cash on hand, were used to pay claims under the Predecessor’s prepetition credit agreement, the DIP Credit Agreement and the portion of the Predecessor’s prepetition senior notes payable in cash, in full, together with related fees and expenses.

The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by the Company and all of CSA U.S.’s wholly-owned domestic restricted subsidiaries (collectively, the “obligors”). If CSA U.S. or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of CSA U.S. or a guarantor, such newly acquired or created subsidiary will also guarantee the Senior Notes. The Senior Notes bear an interest rate of 8 1/2% and mature on May 1, 2018. Interest is payable semi-annually on May 1 and November 1.

The Senior Notes and the guarantees constitute senior debt of the obligors and (1) rank equally in right of payment with all of the obligors’ existing and future senior debt, (2) rank senior in right of payment to all of the obligors’ existing and future subordinated debt, (3) are effectively subordinated in right of payment to all of the obligors’ existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of CSA U.S.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to CSA U.S. or one of its guarantor subsidiaries).

CSA U.S. has the right to redeem the Senior Notes at the redemption prices set forth below:

•

on and after May 1, 2014, all or a portion of the Senior Notes may be redeemed at a redemption price of 104.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2014, 102.125% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2015, and 100% of the principal amount thereof if redeemed on or after May 1, 2016, plus any accrued and unpaid interest to the redemption date;

•

prior to May 1, 2013, up to 35% of the Senior Notes issued under the indenture may be redeemed with the proceeds from certain equity offerings at a redemption price of 108.50% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•	prior to May 1, 2014, all or a portion of the Senior Notes may be redeemed at a price equal to 100% of the principal amount thereof plus a make-whole premium.

If a change of control occurs, unless CSA U.S. has exercised its right to redeem all of the outstanding Senior Notes through an optional redemption (as described above), each noteholder shall have the right to require that CSA U.S. repurchase such noteholder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of the noteholders of record on the relevant record date to receive interest due on the relevant interest payment date.

The indenture limits, among other things, the ability of CSA U.S. and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments, incur additional debt or issue certain disqualified stock and preferred stock, incur liens, merge or consolidate

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

with another company or sell all or substantially all of its assets, enter into transactions with affiliates and allow to exist certain restrictions on the ability of the subsidiary guarantors to pay dividends or make other payments to CSA U.S., in each case, subject to exclusions and other customary exceptions. In addition, certain of these covenants will not be applicable during any period of time when the Senior Notes have an investment grade rating. The indenture also contains customary events of default.

Senior ABL Facility

On the Effective Date, the Company, CSA U.S., CSA Canada (together with CSA U.S., the “Borrowers”) and certain subsidiaries of CSA U.S. entered into the Senior ABL Facility with certain lenders, Bank of America, N.A., as agent (the “Agent”), for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of June 30, 2010, no amounts were drawn under the Senior ABL Facility, but there was approximately $34,500 of letters of credit outstanding.

Any borrowings under the Senior ABL Facility will mature, and the commitments of the lenders under the Senior ABL Facility will terminate, on May 27, 2014. Proceeds from the Senior ABL Facility may be used by the Borrowers to pay certain unsecured claims, administrative expenses and administrative claims as contemplated by the Plan of Reorganization, to issue commercial and standby letters of credit, to finance ongoing working capital needs and for general corporate purposes. Loan (and letter of credit) availability under the Senior ABL facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the Senior ABL Facility is apportioned, as follows: $100,000 to CSA U.S. and $25,000 to CSA Canada.

The obligations of CSA U.S. under the Senior ABL Facility and cash management arrangements and interest rate, foreign currency or commodity swaps entered into by the Company, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”), are guaranteed on a senior secured basis by the Company and all of our U.S. subsidiaries (other than CS Automotive LLC), and the obligations of CSA Canada under the Senior ABL Facility and Additional ABL Secured Obligations of CSA Canada and its Canadian subsidiaries are guaranteed on a senior secured basis by the Company, all of the Canadian subsidiaries of CSA Canada and all of the Company’s U.S. subsidiaries. CSA U.S. guarantees the Additional ABL Secured Obligations of its subsidiaries and CSA Canada guarantees the Additional ABL Secured Obligations of its Canadian subsidiaries. The obligations under the Senior ABL Facility and related guarantees are secured by a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Borrowings under the Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, BA rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

The initial applicable margin is 3.5% with respect to the LIBOR or BA-based borrowings and 2.5% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly performance pricing adjustments commencing six months after the closing date.

In addition to paying interest on outstanding principal under the Senior ABL Facility, the Borrowers are required to pay a fee in respect of committed but unutilized commitments equal to 0.50% per annum when usage of the Senior ABL Facility (as apportioned between the U.S. and Canadian facilities) is greater than 50% and 0.75% per annum when usage of the Senior ABL Facility is equal to or less than 50%. The Borrowers are also required to pay a fee on outstanding letters of credit under the Senior ABL Facility at a rate equal to the applicable margin in respect of LIBOR and BA-based borrowings plus a fronting fee at a rate of 0.125% per annum to the issuer of such letters of credit, together with customary issuance and other letter of credit fees. The Senior ABL Facility also requires the payment of customary agency and administrative fees.

The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of LIBOR-based borrowings).

The Senior ABL Facility includes affirmative and negative covenants that will impose substantial restrictions on the Company’s financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.1 to 1.0 when availability under the Senior ABL Facility is less than specified levels. The Senior ABL Facility also contains various events of default that are customary for comparable facilities.

Prepetition Debt

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all prepetition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Predecessor’s prepetition credit agreement were terminated and all principal and accrued and unpaid interest outstanding under the prepetition credit agreement and the Predecessor’s prepetition notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). As of the date of the filing of the Chapter 11 Cases, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition credit agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition 7% senior notes due 2012 and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition 8  3/8% senior subordinated notes due 2014. Approximately $639,600 of claims under the Predecessor’s prepetition credit agreement were paid in full in cash on the Effective Date with proceeds of the Company’s exit financing and obligations under the Predecessor’s prepetition credit agreement were cancelled. Holders of the Predecessor’s prepetition senior notes were paid in full in cash on the Effective Date, except that certain of the noteholders received a distribution of common stock in lieu of the cash payment for certain of their prepetition senior note claims. Holders of the prepetition senior subordinated notes were issued 8% of our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

outstanding common stock and warrants to purchase, in the aggregate, 3% of our outstanding common stock (in each case, assuming the conversion of our 7% preferred stock). Obligations under both the Predecessor’s prepetition senior notes and prepetition senior subordinated notes were cancelled.

DIP Credit Agreement

On August 5, 2009, the Bankruptcy Court entered an interim order approving debtor-in-possession financing on an interim basis. Pursuant to this interim order, the Predecessor entered into a Debtor-In-Possession Credit Agreement, dated as of August 5, 2009 (the “Initial DIP Credit Agreement”), among the Company, CSA U.S., and CSA Canada, various lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent, Banc of America Securities LLC, General Electric Capital Corporation and UBS Securities LLC, as co-syndication agents, Deutsche Bank Trust Company Americas, as documentation agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as joint lead arrangers and book runners, and Banc of America Securities LLC and UBS Securities LLC, as co-arrangers. The Predecessor received final approval of the Initial DIP Credit Agreement from the Bankruptcy Court on September 1, 2009. The Predecessor received approval of the Initial DIP Credit Agreement from the Canadian Court on August 6, 2009. The Initial DIP Credit Agreement was amended on August 31, 2009 and September 11, 2009. Both amendments primarily updated some post-closing non-U.S. collateral delivery requirements. In addition, on December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company (the “German Borrower” and together with CSA U.S. and CSA Canada, the “DIP Borrowers”), became an additional borrower under the Initial DIP Credit Agreement. Under the Initial DIP Credit Agreement, the DIP Borrowers borrowed an aggregate of $175,000 principal amount of superpriority senior secured term loans in order to finance their operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings). The Initial DIP Credit Agreement also provided for an ability to incur up to an aggregate of $25,000 in uncommitted incremental debt.

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Predecessor, on December 18, 2009 the Predecessor entered the DIP Credit Agreement, among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner. Under the DIP Credit Agreement, the lenders party thereto committed to provide superpriority senior secured term loans to the DIP Borrowers in an aggregate principal amount of up to $175,000 (the “DIP Facility”), subject to certain conditions. The DIP Credit Agreement also provided for an additional uncommitted $25,000 incremental facility, for a total DIP Facility of up to $200,000.

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

The interest rate per annum under the DIP Credit Agreement was equal to (i) LIBOR (with a LIBOR floor of 2%) plus 6% or (ii) a base rate based on the higher of the federal funds overnight rate plus 0.5% and the prime lending rate (with a floor of 3%) plus 5%. The DIP Credit Agreement obligated the DIP Borrowers to pay an agency fee and an extension fee to the DIP Agent.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Loans under the DIP Credit Agreement amortized at a rate of 1% per annum, payable in quarterly installments. The outstanding principal amount of the loans under the DIP Credit Agreement, plus accrued and unpaid interest thereon, became due and payable on the Effective Date.

The Predecessor prepaid $25,000 of the borrowings under the DIP Credit Agreement on each of January 29, 2010, March 26, 2010, April 20, 2010, and May 18, 2010. In addition, the Company repaid $188 on March 31, 2010. The remaining balance was repaid on the Effective Date, at which time the DIP Credit Agreement was cancelled and terminated, including all agreements related thereto.

Scheduled Maturities

The scheduled maturities of debt at June 30, 2010 are as follows:

2010	$10,954
2011	8,661
2012	2,126
2013	582
2014	200
2015	199
Thereafter	450,376

$473,098

8. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Predecessor				Successor
	Three Months Ended June 30, 2009		Two Months Ended May 31, 2010		One Month Ended June 30, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$700	$655	$401	$350	$187	$192
Interest cost	3,800	1,748	2,511	1,127	1,282	549
Expected return on plan assets	(3,280)	(731)	(2,420)	(586)	(1,231)	(287)
Amortization of prior service cost and recognized actuarial loss	984	50	587	27	—	—

Net periodic benefit cost	$2,204	$1,722	$1,079	$918	$238	$454

	Pension Benefits
	Predecessor				Successor
	Six Months Ended June 30, 2009		Five Months Ended May 31, 2010		One Month Ended June 30, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,413	$1,275	$1,002	$893	$187	$192
Interest cost	7,573	3,406	6,278	2,871	1,282	549
Expected return on plan assets	(6,560)	(1,414)	(6,050)	(1,460)	(1,231)	(287)
Amortization of prior service cost and recognized actuarial loss	1,922	97	1,467	70	—	—
Curtailment cost	68	—	—	—	—	—

Net periodic benefit cost	$4,416	$3,364	$2,697	$2,374	$238	$454

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Other Postretirement Benefits
	Predecessor		Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Service cost	$436	$256	$865	$638	$144
Interest cost	1,067	682	2,122	1,701	342
Amortization of prior service credit and recognized actuarial gain	(822)	(558)	(1,643)	(1,395)	—
Other	40	14	80	35	7

Net periodic benefit cost	$721	$394	$1,424	$979	$493

9. Income Taxes

Under ASC Topic 270, “Interim Reporting,” the Company is required to determine its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The effective tax rate for the two month and five month Predecessor period ended May 31, 2010 was 5% and 6%, respectively. The effective tax rate for the one month Successor period ended June 30, 2010 was 16%. The effective tax rate for the three and six month periods ended June 30, 2009 was 8%. The income tax rate for the two month and five month Predecessor periods ended May 31, 2010 and one month Successor period ended June 30, 2010 varies from statutory rates due to the impact of deferred taxes recorded on fresh-start and reorganization adjustments, income taxes on foreign earnings, the impact of valuation allowances in the U.S. and foreign jurisdictions,, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

In March 2009, the U.S. and Canadian governments signed Mutual Agreement Letters agreeing to the terms of bi-lateral Advanced Pricing Arrangements (“APA”). On June 23, 2009, the final Canadian bi-lateral APA with the Company was completed and signed. The settlement of the bi-lateral APA results in income tax refunds to CSA Canada for the years 2000 through 2007 of up to CAD $88,000. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company dated September 16, 2004, Cooper Tire and Rubber Company had a claim against the Company for the amount of tax refunds received by CSA Canada relating to the years 2000 through 2004. Refunds received from the Canadian government have been based on the preparation of amended tax returns for the years 2000 through 2007. The settlement of the APA also resulted in a corresponding increase to the U.S. taxable income of CSA U.S. for the years 2005 through 2007, but it is not expected to result in any significant cash payment as the increased U.S. tax liability will be largely offset by existing tax credit carryforwards. On July 27, 2009, CSA Canada received approximately CAD $80,000, which represented the federal portion of the expected refunds plus interest as a result of settlement of the Canadian APA.

The Company, CSA U.S. and CSA Canada (collectively, the “Defendants”) were named as defendants in an adversary proceeding (Case No. 09-52014 (PJW)) initiated by Cooper Tire & Rubber Company and Cooper Tire Rubber & Company UK Limited (together, “CTR”) in the Bankruptcy Court on August 19, 2009 (the “CTR Adversary Proceeding”). CTR’s complaint had sought a declaratory judgment that CTR was entitled to a portion of the CAD $80,000 tax refund received by CSA Canada from the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Canadian government on July 27, 2009 and a portion of all future refunds received by CSA Canada, in each case relating to the period prior to the Company’s 2004 Acquisition. CTR also sought imposition of a resulting trust or, in the alternative, a constructive trust in favor of CTR and turnover of the portion of the Canadian income tax refunds attributable to the years 2000 through 2004. On September 29, 2009, the Canadian Court issued an order lifting the stay in the Canadian Proceedings to allow CTR to commence proceedings against CSA Canada in the Chapter 11 Cases and ordering all income tax refunds received by CSA Canada after September 29, 2009 be segregated immediately upon receipt and not disbursed, encumbered or otherwise dealt with in any way until further order of the Canadian Court. On October 5, 2009, CTR filed an amended complaint in the adversary proceeding against the Company, CSA U.S. and CSA Canada. In connection with the CTR Adversary Proceedings, the Defendants, CTR and the Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases entered into an Agreement Concerning Terms and Conditions of a Compromise and Settlement, dated March 17, 2010 (the “CTR Settlement Agreement”). Under the terms of the CTR Settlement Agreement, CTR agreed to, among other things, dismiss its complaint in the Bankruptcy Court with prejudice and claim no further entitlement to the tax refunds. The Defendants agreed to, among other things, (i) pay CTR approximately $17,600 in cash and (ii) to obtain a release of CTR’s obligations in connection with a guarantee of one of the Company’s leases or, alternatively, provide a letter of credit in favor of CTR in the initial amount of $7,000 (but declining by $1,000 per year for seven years) to reimburse CTR for any amounts that it is required to pay the Company’s landlord on account of such guarantee. The Defendants and CTR have also granted general mutual releases to each other with respect to claims and liabilities under the purchase agreement governing the Company’s 2004 acquisition and other claims and liabilities, subject to certain exceptions relating to certain continuing indemnification obligations. On April 15, 2010, the Bankruptcy Court issued an order approving the CTR Settlement Agreement. In May 2010, the Company received approximately CAD $33,000 of the remaining tax refund and related interest from Canada.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

10. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Predecessor						Successor
	Three Months Ended June 30, 2009			Two Months Ended May 31, 2010			One Month Ended June 30, 2010
	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest
Net income (loss)	$(349,344)	$(349,340)	$(4)	$632,941	$632,878	$63	$4,940	$4,930	$10
Currency translation adjustment	25,479	25,353	126	(31,398)	(31,309)	(89)	(3,036)	(3,031)	(5)
Pension and other postretirement benefits, net of tax	405	405	—	115	115	—	—	—	—
Fair value change of derivatives, net of tax	(797)	(797)	—	57	57	—	55	55	—

Comprehensive income (loss):	$(324,257)	$(324,379)	$122	$601,715	$601,741	$(26)	$1,959	$1,954	$5

	Predecessor						Successor
	Six Months Ended June 30, 2009			Five Months Ended May 31, 2010			One Month Ended June 30, 2010
	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest
Net income (loss)	$(404,621)	$(404,306)	$(315)	$636,609	$636,287	$322	$4,940	$4,930	$10
Currency translation adjustment	3,083	3,039	44	(31,075)	(31,092)	17	(3,036)	(3,031)	(5)
Pension and other postretirement benefits, net of tax	286	286	—	126	126	—	—	—	—
Fair value change of derivatives, net of tax	4,925	4,925	—	(81)	(81)	—	55	55	—

Comprehensive income (loss):	$(396,327)	$(396,056)	$(271)	$605,579	$605,240	$339	$1,959	$1,954	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The following table summarizes the Company’s equity (deficit) activity for the six months ended June 30, 2010:

	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) at January 1, 2010 - Predecessor	$(310,964)	$4,464	$(306,500)
Net income	636,287	322	636,609
Other comprehensive gain (loss)	(31,047)	17	(31,030)
Sale of non-controlling interest	—	(1,844)	(1,844)
Stock-based compensation	245	—	245
Reorganization and fresh-start adjustments	(294,521)	(596)	(295,117)

Equity at May 31, 2010 - Predecessor	—	2,363	2,363
Issuance of 17,489,693 shares of common stock and 2,419,753 warrants in connection with emergence from bankruptcy	473,292	—	473,292

Equity at June 1, 2010 - Successor	473,292	2,363	475,655
Net income	4,930	10	4,940
Preferred stock dividends	(922)	—	(922)
Other comprehensive loss	(2,976)	(5)	(2,981)
Stock-based compensation	742	—	742

Equity at June 30, 2010 - Successor	$475,066	$2,368	$477,434

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

11. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting accrued but unpaid dividends on the Company’s 7% preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s preferred shares outstanding are considered participating securities. A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

Successor
One Month Ended June 30, 2010
Net Income attributable to Cooper-Standard Holdings Inc.	$4,930
Less: Preferred stock dividends	(922)
Less: Undistributed earnings allocated to participating securities	(790)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$3,218

Average shares of common stock outstanding	17,489,693

Basic net income per share attibutable to Cooper-Standard Holdings Inc.	$0.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method dividing net income attributable to Cooper-Standard Holdings Inc. by the average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was anti-dilutive. A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

Successor
One Month Ended June 30, 2010
Net income available to Cooper-Standard Holdings Inc. common stockholders	$3,218

Average shares of common stock outstanding	17,489,693
Dilutive effect of:
Common restricted stock	191,738
Preferred restricted stock	57,247
Warrants	437,681

Average dilutive shares of common stock outstanding	18,176,359

Diluted net income per share attibutable to Cooper-Standard Holdings Inc.	$0.18

The effect of certain common stock equivalents, including convertible preferred stock and options were excluded from the computation of weighted average diluted shares outstanding for the one month ending June 30, 2010, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted), and options are shown below:

Successor
One Month Ended June 30, 2010
Number of options	838,952
Exercise price	$25.52
Preferred shares, as if converted	4,290,488
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation	$1,711

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

12. Capital Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of August 3, 2010, an aggregate of 18,376,112 shares of its common stock were issued and outstanding.

All shares of common stock vote as one class, except as otherwise provided by law. Each share of common stock carries one vote on the record date for the determination of the stockholders entitled to vote.

Each share of common stock is entitled to any dividends to be declared on a record date on or after the issue date of the common stock, except, however, that for so long as any shares of 7% preferred stock are outstanding, dividends may not be declared or paid on common stock (unless paid in common stock) unless the full cumulative preferred dividends on the 7% preferred stock have been paid and, in the case of a cash dividend, the Company shall have redeemed all shares of 7% preferred stock previously issued as a dividend paid in kind to holders of 7% preferred stock (“Additional Preferred Shares”) and subsequently tendered in an offer by the Company to purchase such Additional Preferred Shares.

Holders of common stock are not entitled to preemptive rights, and no redemption or sinking fund provisions are applicable to common stock. All outstanding shares of common stock are, and any shares of common stock to be issued upon the conversion of the 7% preferred stock or exercise of warrants will be, fully paid and non-assessable.

In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in proportion to their shareholding in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities, subject to any liquidation preference on any outstanding preference shares.

Warrants

An aggregate of 2,419,753 warrants have been issued and 2,419,753 shares of common stock are issuable upon exercise of the warrants. The warrants are exercisable into shares of common stock at an exercise price of $27.33 per share (subject to adjustment in accordance with anti-dilution protections) or on a cashless basis whereby for each warrant exercised its holder will receive a number of shares of common stock equal to (i) the “closing sale price” (as defined in the Warrant Agreement that the Company entered into with Computershare Inc. and Computershare Trust Company, N.A. on May 28, 2010) minus the exercise price (in each case as of the exercise date), divided by (ii) such “closing sale price.” The warrants may be exercised at any time during the period beginning on the Effective Date and ending at the close of business on the 90-month anniversary of the Effective Date, or November 2017.

The warrants are subject to certain anti-dilution protection, including in the case of, among others, stock splits, stock dividends and distributions, tender or exchange offers, rights plans and certain issuances of common stock or derivatives. Warrant holders do not have the rights or privileges of holders of common stock, including voting rights, until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

No fractional shares will be issued upon exercise of warrants. If a holder exercises warrants and would be entitled to receive a fractional interest of a share, the Company will pay cash valued at the closing sale price of the exercise date.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 2,000,000 shares of its authorized preferred stock as 7% cumulative participating convertible preferred stock, par value $0.001 per share, of which 1,052,446 are issued and outstanding as of August 3, 2010. The 7% preferred stock ranks senior to the common stock and all other classes or series of its capital stock, except for any other class or series, the terms of which expressly provide that it ranks on a parity with the 7% preferred stock. In the event of its liquidation, winding-up or dissolution, holders of 7% preferred stock are entitled to priority in payments from the Company in an amount equal to the greater of (x) the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends and (y) the conversion value of the 7% preferred stock.

Holders of 7% preferred stock are entitled to receive, when, as and if declared by the Company’s board of directors, out of funds legally available for the payment of dividends, cumulative preferred dividends on a quarterly basis at the rate of 7% per year. Dividends may be paid in cash or “in-kind” with additional shares of 7% preferred stock at the option of the Company. In addition, shares of 7% preferred stock are entitled to receive dividends to the same extent and on the same basis as dividends with respect to the common stock determined, when, as and if declared by its board of directors, out of funds legally available for the payment of dividends, in accordance with the number of shares of common stock issuable upon conversion of the 7% preferred stock at the time such dividend is declared. For so long as any shares of 7% preferred stock are outstanding, dividends may not be declared or paid on the common stock (unless paid in common stock) and the Company may not acquire any common stock unless the full cumulative preferred dividends have been paid and, in the case of a cash dividend on or cash acquisition of the common stock, unless the Company has redeemed all shares of 7% preferred stock tendered in an offer to purchase such shares.

Shares of 7% preferred stock are convertible at any time into shares of common stock at the option of the holders. The initial and current conversion price of the 7% preferred stock is $23.30574 per share of common stock, subject to certain adjustments, including, among others, stock splits and reclassifications, stock dividends and distributions, tender or exchange offers, reorganization events, rights plans and certain issuances of common stock or derivatives. The number of shares of common stock delivered upon conversion is equal to the number obtained by dividing (i) the sum of the stated value and all accrued and unpaid cumulative dividends by (ii) the conversion price.

The Company may convert the 7% preferred stock at its option, for the number of shares of common stock as provided in the preceding paragraph, at any time after the third anniversary of the Effective Date if (i) the closing sale price of the common stock exceeded 155% of the conversion price of the 7% preferred stock for each of 30 consecutive trading days within the 45-day period prior to the notification by the Company to the holders of the 7% preferred stock of its exercise of the conversion right, (ii) its common stock has been listed on the New York Stock Exchange (the “NYSE”) or the NASDAQ Global Select Market or the NASDAQ Global Market (collectively “NASDAQ”) and has been registered pursuant to section 12 of the Exchange Act, and (iii) a registration statement covering resales of the common stock issuable upon conversion of the 7% preferred stock has been declared effective prior to the date of notice and will remain available for resales for at least 60 days after the conversion date, subject to certain exceptions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The Company may cause the conversion of all shares of 7% preferred stock into shares of common stock immediately prior to the consummation of an underwritten initial public offering of the common stock if (i) the holders of two-thirds of the then outstanding shares of 7% preferred stock approve the conversion and (ii) the common stock has been listed on the NYSE or NASDAQ and has been registered pursuant to section 12 of the Exchange Act.

On or within 30 days after receipt of a notice from the Company of certain events that constitute a change of control or involve a “cash transaction” (as defined below), the holders of 7% preferred stock may require the Company to redeem all or a portion of their 7% preferred stock at the greater of the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends or the value of the shares of the common stock into which such shares of 7% preferred stock are then convertible. If a “cash transaction” occurs prior to the fifth anniversary of its emergence from bankruptcy, holders of 7% preferred stock will be entitled to receive cash equal to the greater of (i), in the case of a “cash transaction” that occurs prior to the first anniversary of its emergence from bankruptcy, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends both multiplied by 1.175, after the first anniversary and prior to the fifth anniversary of its emergence from bankruptcy, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends both multiplied by 1.125 and, thereafter, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends and (ii) the conversion value of the 7% preferred stock as of such date. “Cash transaction” means a merger, consolidation, share exchange or other similar transaction or a sale, lease or other transfer in one transaction or a series of related transactions of all or substantially all of its consolidated assets in which all of the common stock is converted into the right to receive cash.

From and after the sixth anniversary of the Effective Date, the Company may, at its option, redeem shares of 7% preferred stock at any time, in whole or in part, for cash at the greater of (x) the stated value of the 7% preferred stock plus accrued and unpaid cumulative dividends (which value will be multiplied by 1.125 if the redemption occurs prior to the seventh anniversary of its emergence from bankruptcy) and (y) 75% of the conversion value of the 7% preferred stock as of the second trading day prior to the redemption date. If 75% of the conversion value of the 7% preferred stock is greater than the amount in (x) above, the Company may redeem the shares of 7% preferred stock in part for cash equal to the redemption value of the 7% preferred stock and in part for shares of common stock valued as of the second trading day prior to the redemption date equal to the difference between the redemption value of the 7% preferred stock and 75% of the conversion value of the 7% preferred stock. In order for the Company to elect to exercise this redemption right, a registration statement covering resales of the common stock issuable upon redemption of the 7% preferred stock must have been declared effective prior to the date of notice and must remain available for resales for at least 60 days after the redemption date, subject to certain exceptions. In addition, in order for the Company to exercise this redemption right, all cumulative preferred dividends and all participating dividends must have been paid for all past dividend periods.

Each share of 7% preferred stock carries one vote for each share of common stock into which such share of 7% preferred stock may be converted on the record date for the determination of the stockholders entitled to vote and will be entitled to vote on any matter upon which shares of the common stock are entitled to vote, voting together with the common stock and not as a separate class. In addition, the holders of two-thirds of the outstanding 7% preferred stock are required to approve certain actions, including:

•	changes to the Company’s certificate of incorporation or the certificate of designations of the 7% preferred stock that are adverse to the rights of the 7% preferred stock;

•

changes of the 7% preferred stock (whether by merger, consolidation, reclassification or otherwise) into cash, securities or other property (except in accordance with the certificate of designations) or, in the case of a merger or consolidation involving the Company in which it is not the surviving entity, the 7% preferred stock may be exchanged for an equivalent number of shares of preferred stock of the surviving or resulting entity with substantially the same terms as the 7% preferred stock;

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

•

any issuance of shares of 7% preferred stock (other than the shares of 7% preferred stock issued at the Effective Date and additional shares issued as “in-kind” dividends); provided, however, that any issuance of shares of 7% preferred stock that are not offered to the existing holders of 7% preferred stock on a pro rata basis relative to their holdings on the same terms as offered to other participants in the issuance shall require the approval of each holder of 7% preferred stock;

•

the creation, authorization, issuance or increase in the amount of any equity security that ranks equally with or senior to the 7% preferred stock with respect to dividend rights, rights of redemption or rights of liquidation, dissolution or winding-up including the Company; and

•	the conversion of the shares of 7% preferred stock into shares of common stock immediately prior to the consummation of its initial underwritten public offering.

The following table summarizes the Company’s 7% preferred stock activity for the one month ended June 30, 2010:

Successor
7% Preferred Stock
Preferred stock at June 1, 2010	$128,000
Stock-based compensation	102
Preferred stock dividends	922

Preferred stock at June 30, 2010 - Successor	$129,024

On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

13. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. On the Effective Date, outstanding awards under the Stock Incentive Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $245 for the five months ending May 31, 2010.

Successor

On the Effective Date, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan (the “Management Incentive Plan”) that was filed with the Bankruptcy Court on May 5, 2010 as part of the supplement to the Plan of Reorganization. The total number of shares authorized to be issued under the Management Incentive Plan as the Initial Grant Awards are as follows: (1) 4% of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

common stock (or 757,896 shares of common stock, plus, subject to realized dilution on the warrants, an additional 104,075 shares of common stock) to be granted as restricted stock; (2) 4% of the 7% preferred stock (initially convertible into 178,783 shares of common stock) to be granted as restricted 7% preferred stock; and (3) 3% of the equity (or 702,509 shares of common stock, plus, subject to realized dilution on the warrants, an additional 78,057 shares of common stock) to be granted as stock options. On the day after the Effective Date, the Company issued to certain of its directors and Oak Hill Advisors L.P. or its affiliates, 26,448 shares of common stock as restricted stock and 58,386 options to purchase shares of common stock. The Company also reserved 780,566 shares of common stock for future issuance to the Company’s management.

The total number of shares which may be issued under the Management Incentive Plan as the Future Grant Awards, to be issued incrementally, are 3% of the equity (or 702,509 shares of common stock, plus, subject to realized dilution on the warrants, 78,057 shares of common stock). The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award will reduce the total number of shares available under the Management Incentive Plan, as applicable. Shares which are subject to awards which terminate or lapse without the payment of consideration may be granted again under the Management Incentive Plan.

The compensation expense related to stock options and restricted stock granted to key employees and directors of the Company in connection with the Company’s emergence from bankruptcy, which is qualified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted, all with an exercise price of $25.52. The weighted average fair value of these options is $11.42 as of June 30, 2010. All options were outstanding as of June 30, 2010, and no options were cancelled, forfeited, exercised or vested. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three or four years from the date of grant. Total compensation expense recognized for stock options amounted to $273 for the one month ending June 30, 2010. As of June 30, 2010, unrecognized compensation expense for stock options amounted to $9,201.

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method. The risk free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value of the shares that are accounted for under ASC Topic 718 was estimated at the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions:

2010
Expected volatility	40.00%
Dividend yield	0.00%
Expected option life – years	6.25
Risk-free rate	3.40%

Restricted Common Shares. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted. All restricted shares of common stock were outstanding as of June 30, 2010 and no restricted shares of common stock were cancelled, forfeited or vested. The fair value of the restricted shares of common stock is determined based on the closing sales price of the common stock on the date of grant. The weighted average grant date fair value of these shares is $25.52. The restricted shares of common stock vest over three and four years. Total compensation expense recognized for restricted shares of common stock amounted to $469 for the one month ending June 30, 2010. As of June 30, 2010, unrecognized compensation expense for restricted shares of common stock amounted to $22,090.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Restricted Preferred Stock. On the Effective Date, 41,666 restricted preferred stock shares were granted, and they vest over three or four years from the date of grant. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. As of June 30, 2010, there were 41,666 restricted preferred stock shares outstanding, which are convertible into 178,783 shares of common stock. The weighted average grant date fair value of these shares is $127.77. No restricted preferred stock shares were cancelled, forfeited or converted during the one month ended June 30, 2010. Total compensation expense recognized for restricted preferred stock totaled $102 for the one month ending June 30, 2010. As of June 30, 2010, unrecognized compensation expense for restricted preferred stock amounted to $5,222.

14. Other Income (Expense)

The components of other income (expense) are as follows:

	Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	One Month Ended June 30, 2010
Foreign currency gains (losses)	$3,349	$(14,126)	$(349)
Gain on debt repurchase	9,096	—	—
Interest rate swaps	(3,487)	—	—
Loss on sale of receivables	(547)	(174)	(81)

Other income (expense)	$8,411	$(14,300)	$(430)

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Foreign currency gains (losses)	$1,548	$(20,779)	$(349)
Gain on debt repurchase	9,096	—	—
Interest rate swaps	(2,091)	—	—
Loss on sale of receivables	(804)	(377)	(81)

Other income (expense)	$7,749	$(21,156)	$(430)

15. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $2,401 for the one month period ended June 30, 2010, $4,974 for the two month period ended May 31, 2010, and $4,676 for the three month period ended June 30, 2009. Sales to NISCO totaled $12,273 and $8,707 for the five month period ended May 31, 2010 and for the six months ended June 30, 2009, respectively.

Purchases of material from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $897 for the one month period ended June 30, 2010, $1,835 for the two month period ended May 31, 2010, and $411 for the three month period ended June 30, 2009. Purchases of material from Guyoung Technology Co. Ltd totaled $4,052 and $637 for the five month period ended May 31, 2010 and for the six months ended June 30, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

16. Business Segments

The Company has two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales to external customers
North America	$191,558	$211,594	$116,396
International	256,488	201,210	99,246

Consolidated	$448,046	$412,804	$215,642

Intersegment sales
North America	$989	$581	$509
International	552	1,409	496
Eliminations and other	(1,541)	(1,990)	(1,005)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$(273,993)	$461,385	$8,133
International	(106,638)	204,208	(2,284)

Income (loss) before income taxes	$(380,631)	$665,593	$5,849

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales to external customers
North America	$380,534	$508,738	$116,396
International	469,280	500,390	99,246

Consolidated	$849,814	$1,009,128	$215,642

Intersegment sales
North America	$1,727	$1,757	$509
International	2,660	3,206	496
Eliminations and other	(4,387)	(4,963)	(1,005)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$(300,869)	$472,510	$8,133
International	(138,864)	204,039	(2,284)

Income (loss) before income taxes	$(439,733)	$676,549	$5,849

		Predecessor December 31, 2009	Successor June 30, 2010
Segment assets
North America		$694,442	$769,516
International		877,971	828,578
Eliminations and other		164,994	150,435

Consolidated		$1,737,407	$1,748,529

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Restructuring costs included in segment profit for North America totaled $143 for the one month period ended June 30, 2010, $676 for the two month period ended May 31, 2010 and $1,298 for the three months ended June 30, 2009. International restructuring costs totaled $239 for the one month period ended June 30, 2010, $4,965 for the two month period ended May 31, 2010 and $5,116 for the three months ended June 30, 2009. Eliminations and other totaled $0 for the one month period ended June 30, 2010, $0 for the two month period ended May 31, 2010 and $(484) for the three months ended June 30, 2009.

Restructuring costs included in segment profit for North America totaled $851 and $9,521 for the five months ended May 31, 2010 and six months ended June, 2009, respectively. International restructuring costs totaled $5,042 and $16,909 for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively. Eliminations and other totaled $0 and $2,063 for the five months ended May 31, 2010 and six months ended June 30, 2009 respectively.

17. Financial Instruments

Fair values of the Predecessor’s prepetition senior notes and prepetition senior subordinated notes approximated $256,106 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $505,300. Fair values of the Predecessor’s term loans approximated $512,828 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $520,637. As a result of the adoption of fresh-start accounting, all remaining amounts recorded related to the Predecessor’s prepetition senior and prepetition senior subordinated notes, and term loans were eliminated. See Note 3, “Fresh-Start Accounting.”

Fair values of the Debtors’ DIP financing approximated $177,188 at December 31, 2009, based on quoted market prices, compared to the recorded value totaling $175,000. Upon the Company’s emergence from bankruptcy, the DIP financing was repaid.

Fair values of the Senior Notes approximated $450,563 at June 30, 2010, based on quoted market prices, compared to the recorded value of $450,000.

The Company uses derivative financial instruments, including forwards and swap contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Derivative Instruments and Hedging Activities

The Predecessor’s failure to make the scheduled interest payments on its prepetition senior notes and prepetition senior subordinated notes and the expiration of the applicable 30-day period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of CSA U.S., CSA Canada and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. Certain interest rate, foreign exchange and commodity swap derivatives that were designated under ASC 815 as cash flow hedges were terminated for the purposes of ASC 815 as a result of the failure to make the interest payment and in anticipation of the termination events. The values of these terminated derivatives, totaling $18,081, were classified as liabilities subject to compromise and were repaid upon emergence from bankruptcy.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, Canadian Dollar and the Euro against the Czech Koruna. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) into cost of products sold were $44 for the one month period ended June 30, 2010, $91 for the two month period ended May 31, 2010, and $1,079 for the three month period ended June 30, 2009. Amounts reclassified from AOCI into cost of products sold were $126 and $2,253 for the five month period ended May 31, 2010 and for the six month period ended June 30, 2009, respectively.

A summary of the outstanding contracts and the respective notional amounts is below:

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	2,150	26,852
Canadian dollar	USD	2,400	2,519
Czech Koruna	EUR	1,240	32,028

At June 30, 2010, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

June 30, 2010
Asset/(liability)
Other current assets	$39
Accrued liabilities	(77)

$(38)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract, which fixes the interest payment of a certain variable rate debt instrument, is accounted for as a cash flow hedge. As of June 30, 2010, the USD notional amount of this contract was $7,116. At June 30, 2010, the fair value before taxes of the Company’s interest rate swap contract was $383 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amounts reclassified from AOCI into interest expense for this swap were $19 for the one month period ended June 30, 2010, $41 for the two month period ended May 31, 2010, and $72 for the three month period ended June 30, 2009. Amounts reclassified from AOCI into interest expense were $102 and $9 for the five month period ended May 31, 2010 and for the six month period ended June 30, 2009, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $164. The maturity date of this interest rate swap contract is September 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

As a result of the adoption of fresh-start accounting, all remaining amounts recorded in accumulated other comprehensive income (loss) related to forward foreign exchange contracts and interest rate swaps were eliminated. See Note 3, “Fresh-Start Accounting”.

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

Level 1: Observable inputs, such as quoted prices in active markets;

Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2010, are shown below:

Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(383)	$—	$—	$(383)
Forward foreign exchange contract	$(38)	$—	$—	$(38)

Total	$(421)	$—	$—	$(421)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the six months ended June 30, 2010, is shown below:

Beginning Balance as of January 1, 2010 - Predecessor	$406
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	228
Included in other comprehensive income	87
Purchases, issuances and settlements	(228)

Balance as of May 31, 2010	$493
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	63
Included in other comprehensive income	(72)
Purchases, issuances and settlements	(63)

Ending Balance as of June 30, 2010 - Successor	$421

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$228	$63
Change in unrealized (gains) or losses relating to assets still held at the reporting date	—	—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 3, “Fresh-Start Accounting,” and Note 5, “Restructuring.”

18. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At June 30, 2009 and 2010, the Company had $41,540 and $37,619, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the one month ended June 30, 2010 and five months ended May 31, 2010, total accounts receivables factored was $7,043 and $40,592, respectively. The Company incurred a loss on the sale of receivables of $81 for the one month period ended June 30, 2010, $174 for the two month period ended May 31, 2010 and $293 for the three

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

months ended June 30, 2009. Losses incurred on the sale of receivables were $377 and $550 for the five months ended May 31, 2010 and six months ended June 30, 2009, respectively; this amount is recorded in other income (expense) in the consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

19. Subsequent Events

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

Bankruptcy Cases

On August 3, 2009, we along with our U.S. subsidiaries, or the Debtors, filed voluntary petitions for chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On August 4, 2009, our Canadian subsidiary, Cooper-Standard Automotive Canada Limited, or CSA Canada, sought relief under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Ontario, Canada, or the Canadian Court. The Debtors and CSA Canada emerged from their respective insolvency proceedings on May 27, 2010, with approximately $480.0 million of funded debt, representing a reduction of over $650.0 million from prepetition levels.

As part of our emergence from chapter 11, we raised $450.0 million through the issuance of 8 1/2% senior notes due 2018, or our senior notes, and entered into a $125.0 million senior secured asset based revolving credit facility, or our senior ABL facility, with certain agent and lending banks. In addition, we raised $355.0 million through the issuance of (i) $100.0 million of our 7% cumulative participating convertible preferred stock, or our 7% preferred stock, to certain creditors pursuant to a commitment agreement that provided for the backstop of our rights offering, or the Backstop Parties, and (ii) $255.0 million of our common stock to the Backstop Parties and holders of our prepetition 8  3/8% senior subordinated notes due 2014, or our prepetition senior subordinated notes, pursuant to our rights offering. The Backstop Parties also received warrants to purchase 7% of our common stock (assuming the conversion of our 7% preferred stock) for their commitment to backstop the rights offering.

In connection with our emergence from chapter 11, amounts outstanding under our $175.0 million debtor-in-possession financing facility and $639.6 million of claims under our prepetition credit facility were paid in full in cash. Holders of our prepetition 7% senior notes due 2012, or our prepetition senior notes, were also paid in full in cash, except that the Backstop Parties received a distribution of our common stock in lieu of the cash payment for certain of their prepetition senior note claims. Holders of our prepetition senior subordinated notes were issued 8% of our outstanding common stock and warrants to purchase, in the aggregate, 3% of our outstanding common stock (in each case, assuming the conversion of our 7% preferred stock). In addition, our obligations under both our prepetition senior notes and our prepetition senior subordinated notes were cancelled. See “—Liquidity and Capital Resources—After Emergence from Bankruptcy Proceedings” and Note 7. “Debt” to our consolidated financial statements for a more detailed description of our senior notes and senior ABL facility, Note 12. “Capital Stock” to our consolidated financial statements for a more detailed description of our equity securities and Note 2. “Reorganization Under Chapter 11” to our consolidated financial statements for a more detailed description of our reorganization.

In connection with our emergence from bankruptcy, we implemented “fresh-start” accounting. As required by “fresh-start” accounting, assets and liabilities were recorded at fair value, based on values determined in connection with the implementation of the Debtors’ Joint Chapter 11 Plan of Reorganization or our Plan of Reorganization. Accordingly, our financial condition and results of operations from and after our emergence from bankruptcy are not comparable to the financial condition or results of operations reflected in our historical financial statements for periods prior to our emergence from bankruptcy.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. The severe global financial crisis that started in the second half of 2008 reduced vehicle demand overall with the low point occurring in 2009 with 8.6 million units in North America and 16.3 million units in Europe. IHS Automotive’s (formerly CSM Worldwide) June 2010 expected annualized light vehicle production volumes for 2010 are 11.6 million units in North America, while Europe’s volumes are expected to be 17.0 million units.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended June 30, 2010 were 3.0 million compared to 1.8 million for the three months ended June 30, 2009, an increase of approximately 70.7%, and European light vehicle production volumes for the three months ended June 30, 2010 were 4.5 million compared to 4.2 million for the three months ended June 30, 2009, an increase of approximately 6.7%. According to IHS Automotive, actual North American light vehicle production volumes for the six months ended June 30, 2010 were 5.9 million compared to 3.5 million for the six months ended June 30, 2009, an increase of approximately 70.7%, and European light vehicle production volumes for the six months ended June 30, 2010 were 9.2 million compared to 7.7 million for the six months ended June 30, 2009, an increase of approximately 20.1%. According to IHS Automotive, North America and Europe light vehicle production volumes in the third quarter of 2010 is estimated at 2.9 million and 3.7 million units, respectively, which is a 0.5 million unit increase for North America and a 0.4 million unit decrease for Europe.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. Globalization and the importance to service customers around the world will continue to shape the success of suppliers going forward.

OEMs have shifted some research and development, design and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components and to provide innovative solutions to meet evolving technologies aimed at improved emissions and fuel economy.

Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. These pricing and market pressures, along with the reduced production volumes, will continue to drive our focus on reducing our overall cost structure through lean initiatives, capital redeployment, restructuring and other cost management processes.

Results of Operations

(Dollar amounts in thousands)

	Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales	$448,046	$412,804	$215,642
Cost of products sold	392,759	340,381	181,875

Gross profit	55,287	72,423	33,767
Selling, administration & engineering expenses	48,411	39,099	23,045
Amortization of intangibles	7,371	130	1,264
Impairment charges	362,699	—	—
Restructuring	5,930	5,641	382

Operating profit (loss)	(369,124)	27,553	9,076
Interest expense, net of interest income	(20,621)	(32,694)	(3,531)
Equity earnings	703	1,653	734
Reorganization items and fresh-start accounting adjustments, net	—	683,381	—
Other income (expense), net	8,411	(14,300)	(430)

Income (loss) before income taxes	(380,631)	665,593	5,849
Provision (benefit) for income tax expense	(31,287)	32,652	909

Consolidated net income (loss)	(349,344)	632,941	4,940
Add: Net (income) loss attributed to noncontrolling interests	4	(63)	(10)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(349,340)	$632,878	$4,930

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales	$849,814	$1,009,128	$215,642
Cost of products sold	756,695	832,201	181,875

Gross profit	93,119	176,927	33,767
Selling, administration & engineering expenses	93,575	92,166	23,045
Amortization of intangibles	14,589	319	1,264
Impairment charges	362,699	—	—
Restructuring	28,493	5,893	382

Operating profit (loss)	(406,237)	78,549	9,076
Interest expense, net of interest income	(41,718)	(44,505)	(3,531)
Equity earnings	473	3,613	734
Reorganization items and fresh-start accounting adjustments, net	—	660,048	—
Other income (expense), net	7,749	(21,156)	(430)

Income (loss) before income taxes	(439,733)	676,549	5,849
Provision (benefit) for income tax expense	(35,112)	39,940	909

Consolidated net income (loss)	(404,621)	636,609	4,940
Add: Net (income) loss attributed to noncontrolling interests	315	(322)	(10)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(404,306)	$636,287	$4,930

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$0.18

Combined Quarterly Financial Results of the Predecessor and Successor

Due to our adoption of fresh start reporting on May 31, 2010, the accompanying Consolidated Statements of Operations include the results of operations for (1) the two month and five months ended May 31, 2010 of the Predecessor and (2) the one month ended June 30, 2010 of the Successor.

For purposes of management’s discussion and analysis of the results of operations in this Quarterly Report on Form 10-Q, we combined the results of operations for (1) the two months ended May 31, 2010 of the Predecessor with the one month ended June 30, 2010 of the Successor and (2) the five months May 31, 2010 of the Predecessor with the one month ended June 30, 2010 of the Successor. We then compare the combined results of operations for the three and six months ended June 30, 2010 with the corresponding periods in the prior year.

We believe the combined results of operations for the three and six months ended June 30, 2010 provide management and investors with a more meaningful perspective on the Company’s ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the six months ended June 30, 2010 and our non-GAAP financial measures for the three months ended June 30, 2010.

For the Predecessor Period ended May 31, 2010, we recognized a gain of approximately $660.0 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

In addition, we recognized charges of approximately $9.9 million in the 2010 Successor Period as a result of the bankruptcy proceedings and the adoption of fresh-start accounting. The majority of these charges related to the inventory fair value adjustment of approximately $8.1 million, which was recognized in cost of sales in the 2010 Successor Period as the inventory was sold.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Sales. Our sales increased to $628.4 million in the second quarter of 2010 from $448.0 million in the second quarter of 2009, an increase of $180.4 million, or 40.3%. The improvement is a result of significant increase in volumes in all regions. In addition, foreign currency exchange had a net favorable impact on sales of $3.7 million.

Gross Profit. Gross profit increased $50.9 million from $55.3 million in the second quarter of 2009 to $106.2 million in the second quarter of 2010. As a percentage of sales, gross profit increased to 16.9% of sales in the second quarter of 2010 as compared to 12.3% of sales in the second quarter of 2009. The improved gross profit and gross profit margin is a result of the significant increase in volumes in all regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs.

Selling, Administration and Engineering. Selling, administration and engineering expenses increased $13.7 million to $62.1 million in the second quarter of 2010 compared to $48.4 million in the second quarter of 2009, primarily due to the return of certain employee pay and benefits.

Impairment Charges. In the second quarter of 2009, we recorded a goodwill impairment charge of $157.2 million, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets within the North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes;

(c) our commencement of negotiations with our sponsors, senior secured lenders and bondholders to recapitalize our long term debt and equity; (d) our recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; and (e) our decision to defer our June 15, 2009 interest payment on our prepetition notes pending the outcome of our quarterly financial results, an analysis of whether we would meet our financial covenants for the past quarter and negotiations with our various constituencies. As a result of the combination of the above factors, we significantly reduced our second quarter projections.

Restructuring. Restructuring charges of $6.0 million in the second quarter of 2010 were flat compared to $5.9 million in the second quarter of 2009.

Interest Expense, Net. Interest expense for the three months ended June 30, 2009 includes interest on all of our prepetition debt obligations. For the two months ending May 31, 2010 it includes $28.0 million of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligations was recorded when our Plan of Reorganization was approved by the claimholders. Interest for the one month ended June 30, 2010 is primarily interest on our senior notes.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the two months ended May 31, 2010, we recognized a gain of $683.4 million for reorganization items and fresh-start accounting adjustments as a result of the bankruptcy proceedings. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations and valuation of our net assets. These gains were partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

Other Expense. Other expense increased $23.1 million in the second quarter of 2010 compared to the second quarter of 2009 due primarily to an increase in foreign currency losses of $17.8 in 2010. In addition, in the second quarter of 2009, the Company recognized a gain of $9.1 million on the repurchase of debt and incurred a $3.5 million loss on interest rate swaps.

Provision for Income Tax Expense (Benefit). For the three months ended June 30, 2010, the Company recorded income tax provision of $33.6 million on earnings before income taxes of $671.4 million. This compares to an income tax benefit of ($31.3) million on losses before income taxes of $380.6 million for the same period of 2009. Income tax rate for the three month period ended June 30, 2010 differs from statutory rates due to the impact of deferred taxes recorded on fresh-start adjustments, income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the United States and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Sales. Our sales increased $375.0 million, or 44.1%, in the six months ended June 30, 2010 compared to the same period in 2009. The increase is a result of significant increase in volumes in all regions. In addition, foreign currency exchange had a net favorable impact on sales of $45.0 million.

Gross Profit. Gross profit increased $117.6 million to $210.7 million in the six months ended June 30, 2010 as compared to $93.1 million in the six months ended June 30, 2009. As a percentage of sales, gross profit increased to 17.2% of sales in the six months ended June 30, 2010 as compared to 11% during the same period in 2009. The improved gross profit and gross profit margin is a result of the significant increase in volumes in all regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs.

Selling, Administration and Engineering. Selling, administration and engineering expenses increased $21.6 million to $115.2 million for the six months ended June 30, 2010 compared to $93.6 million for the six months ended June 30, 2009, primarily due to the return of certain employee pay and benefits.

Impairment Charges. In the second quarter of 2009, we recorded a goodwill impairment charge of $157.2 million, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets within the North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill. Such events included: (a) the chapter 11 bankruptcy of both Chrysler LLC and General Motors and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) our commencement of negotiations with our sponsors, senior secured lenders, and bondholders to recapitalize our long term debt and equity; (d) our recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; and (e) our decision to defer our June 15, 2009 interest payment on our prepetition notes pending the outcome of our quarterly financial results, an analysis of whether we would meet our financial covenants for the past quarter and negotiations with our various constituencies. As a result of the combination of the above factors, we significantly reduced our second quarter projections.

Restructuring. Restructuring charges decreased $22.2 million to $6.3 million in the six months ended June 30, 2010 compared to $28.5 million in the same period in 2009. This decrease is due primarily to the final phase of the Company’s global product line operating divisions that was initiated in the first quarter of 2009. Restructuring charges of $21.3 million for this phase were recognized for the six months ended June 30, 2009.

Interest Expense, net. Interest expense for the six months ended June 30, 2009 includes interest on all of our prepetition debt obligations. For the five months ending May 31, 2010, it includes $28.0 million of interest from the period August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligations was recorded when our Plan of Reorganization was approved by the claimholders. Interest for the one month ended June 30, 2010 is primarily interest on our senior notes.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the five months ended May 31, 2009, we recognized a gain of $520.1 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a gain of $139.9 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

Other Expense. Other expense increased $29.3 million in the six months ended June 30, 2010 compared to the same period in 2009 due primarily to an increase in foreign currency losses of $22.7 million in 2010. In addition, for the six months ended June 30, 2009, the Company recognized a gain of $9.1 million on the repurchase of debt and incurred a $2.1 million loss on interest rate swaps.

Provision for Income Tax Expense (Benefit). For the six months ended June 30, 2010, the Company recorded income tax provision of $40.8 million on earnings before income taxes of $682.4 million. This compares to an income tax benefit of ($35.1) million on losses before income taxes of $439.7 million for the same period of 2009. Income tax expense for the six month period ended June 30, 2010 differs from statutory rates due to the impact of deferred taxes recorded on fresh-start adjustments, income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the United States and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

	Predecessor		Successor
	Three Months Ended June 30, 2009	Two Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales
North America	$191,558	$211,594	$116,396
International	256,488	201,210	99,246

	$448,046	$412,804	$215,642

Segment profit (loss)
North America	$(273,993)	$461,385	$8,133
International	(106,638)	204,208	(2,284)

	$(380,631)	$665,593	$5,849

	Predecessor		Successor
	Six Months Ended June 30, 2009	Five Months Ended May 31, 2010	One Month Ended June 30, 2010
Sales
North America	$380,534	$508,738	$116,396
International	469,280	500,390	99,246

	$849,814	$1,009,128	$215,642

Segment profit (loss)
North America	$(300,869)	$472,510	$8,133
International	(138,864)	204,039	(2,284)

	$(439,733)	$676,549	$5,849

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

North America. Sales increased $136.4 million, or 71.2%, primarily due to a significant increase in sales volume and favorable foreign exchange of $8.9 million. Segment profit for the second quarter of 2010 increased by $743.5 million compared to the second quarter of 2009. As a result of the reorganization and fresh-start accounting adjustments, a gain of $463.3 million was recognized in the North America segment. In the second quarter of 2009, impairment charges of $242.2 million were recognized for goodwill, intangibles and fixed assets. Segment profit also increased due to a significant increase in volume and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales increased $44.0 million, or 17.1%, primarily due to a significant increase in volume partially offset by unfavorable foreign exchange of $5.2 million. Segment profit for the second quarter of 2010 improved by $308.6 million compared to the second quarter of 2009. As a result of the reorganization and fresh-start accounting adjustments, a gain of $220.1 million was recognized in the

International segment. In the second quarter of 2009, impairment charges of $120.5 million were recognized for goodwill, intangibles and fixed assets. Segment profit also increased due to a significant increase in volumes in all regions and the favorable impact of our lean savings. Segment profit was negatively impacted by the restoration of certain employee pay and benefits, slightly higher raw material costs, recognition of the fresh-start accounting inventory fair value adjustment and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

North America. Sales increased $244.6 million, or 64.3%, primarily due to a significant increase in sales volume and favorable foreign exchange of $21.5 million. Segment profit for the six months ended June 30, 2010 increased by $781.5 million compared to the six months ended June 30, 2009. As a result of the reorganization and fresh-start accounting adjustments, a gain of $447.5 million was recognized in the North America segment. In the second quarter of 2009, impairment charges of $242.2 million were recognized for goodwill, intangibles and fixed assets. Segment profit also increased due to a significant increase in volume and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales increased $130.4 million, or 27.8%, primarily due to a significant increase in volume and favorable foreign exchange of $23.5 million. Segment profit for the six months ended June 30, 2010 increased by $340.6 million compared to the six months ended June 30, 2009. As a result of the reorganization and fresh-start accounting adjustments, a gain of $212.5 million was recognized in the International segment. In the second quarter of 2009, impairment charges of $120.5 were recognized for goodwill, intangibles and fixed assets. Segment profit also increased due to a significant increase in volume and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of the Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. See the Notes to the Condensed Consolidated Financial Statements for discussion of restructuring activities during the three and six months ended June 30, 2010.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

During the pendency of the chapter 11 cases and the Canadian proceedings, our primary sources of liquidity were cash flows from operations and borrowings made under our DIP credit agreement. In addition to the cash requirements necessary to fund ongoing operations, we incurred significant professional fees and other costs in connection with the chapter 11 cases and the Canadian proceedings.

Cash Flows

Operating activities. Cash flows used in operations was $58.2 million for the six months ended June 30, 2010, which included $95.9 million of changes in operating assets and liabilities. This change is due primarily to an increase in our working capital requirements, which is a result of the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP facility. Cash flows used in operations was $33.5 million for the six months ended June 30, 2009, which included $47.0 million of changes in operating assets and liabilities.

Investing activities. Cash used in investing activities was $25.3 million for the six months ended June 30, 2010, which consisted of $29.1 million of capital spending offset by proceeds from sale of assets and other of $3.8 million. Cash used in investing activities was $14.3 million for the six months ended June 30, 2009, all of which was capital spending. We anticipate that we will spend approximately $75.0 million to $85.0 million on capital expenditures in 2010.

Financing activities. Net cash used in financing activities totaled $113.1 million for the six months ended June 30, 2010, which primarily resulted from our emergence from bankruptcy. Payments for settlement on our prepetition debt, DIP facility, debt issuance costs and backstop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355.0 million and our senior notes offering of $450.0 million. Net cash provided by financing activities totaled $12.8 million for the six months ended June 30, 2009, which consisted primarily of a net increase of short-term debt of $24.0 million, partially offset by normal debt payments of $10.4 million.

Financing

Prepetition debt obligations. As of August 3, 2009, the date of the filing of the chapter 11 cases by the Debtors, we had approximately $1.2 billion of outstanding indebtedness on a consolidated basis, of which $86.4 million consisted of draws on a senior secured revolving credit facility, $527.0 million consisted of five senior secured term loan facilities, $513.4 million consisted of our prepetition senior notes and our prepetition senior subordinated notes and $50.8 million consisted of debt on account of other credit facilities, capital leases for affiliates, swaps and other miscellaneous obligations. As a result of the filing of the chapter 11 cases, the loan commitments of the lenders under the prepetition credit agreement were terminated (including the availability under the revolving credit facility, including with respect to standby letters of credit) and all principal and accrued and unpaid interest outstanding under the prepetition credit agreement, our prepetition senior notes and our prepetition senior subordinated notes accelerated and became due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against us as a result of the commencement of the chapter 11 proceedings and applicable bankruptcy law. Effective August 3, 2009, we ceased recording interest expense on outstanding prepetition debt instruments classified as liabilities subject to compromise.

Prepetition senior credit agreement. In connection with Cooper-Standard Holdings Inc.’s acquisition of the automotive segment of Cooper Tire & Rubber Company in 2004, or the 2004 acquisition, the Company, Cooper-Standard Automotive Inc., our wholly-owned subsidiary, or CSA U.S., and CSA Canada entered into a credit agreement with various lending institutions, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents, or, with subsequent amendments thereto, the prepetition credit agreement, which provided for revolving credit facilities and term loan facilities. Our revolving credit facilities provided for loans in a total principal amount of up to $125.0 million with a maturity of December 2010. The term loan facilities included a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of December 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. These term loans were used to fund the 2004 acquisition. To finance, in part, the acquisition of fifteen fluid handling systems operations in North America, Europe and China from ITT Industries, Inc. and the MAPS acquisition, we also established and borrowed under two new term loan tranches, with an aggregate of $190.0 million borrowed in U.S. dollars and €64.725 million borrowed in Euros. As of August 3, 2009, the date of the commencement of the chapter 11 proceedings, approximately $613.4 million of principal and accrued and unpaid interest was outstanding under the prepetition credit agreement, of which $86.4 million consisted of draws on the revolving credit facilities and $527.0 million consisted of five term loan facilities.

As a result of the filing of the chapter 11 cases, the loan commitments of the lenders under the prepetition credit agreement were terminated and all principal and accrued and unpaid interest outstanding under the prepetition credit agreement accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Upon our emergence from bankruptcy, the prepetition credit agreement was cancelled and terminated, including all agreements relating thereto, except to the extent to allow the Debtors, reorganized Debtors or the administrative agent, as applicable, to make distributions pursuant to our Plan of Reorganization on account of claims related to such prepetition credit agreement and to perform certain other administrative duties thereunder.

Prepetition senior notes and prepetition senior subordinated notes. In connection with the 2004 acquisition, CSA U.S. issued $200.0 million aggregate principal amount of our prepetition senior notes, and $350.0 million aggregate principal amount of our prepetition senior subordinated notes. As a result of the filing of the chapter 11 cases, all principal and accrued and unpaid interest outstanding under our prepetition senior notes and our prepetition senior subordinated notes accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Upon our emergence from bankruptcy, our prepetition senior notes and our prepetition senior subordinated notes were cancelled and the indentures governing such obligations were terminated, except to the extent to allow the Debtors, reorganized Debtors or the relevant trustee, as applicable, to make distributions pursuant to our Plan of Reorganization on account of claims related to such notes and perform certain other administrative duties or exercise certain protective rights thereunder.

DIP financing. In connection with the commencement of the chapter 11 cases and the Canadian proceedings, we and certain of our subsidiaries entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009, or our initial DIP credit agreement, with various lenders party thereto. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company, became an additional borrower under our initial DIP credit agreement. Under our initial DIP credit agreement, we borrowed an aggregate of $175.0 million principal amount of superpriority senior secured term loans in order to finance our operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance our initial DIP credit agreement on terms more favorable to us, we and certain of our subsidiaries entered into our DIP credit agreement on December 18, 2009 with various lenders party thereto, which provided for superpriority senior secured term loans in an aggregate principal amount of up to $175.0 million, subject to certain conditions, and an uncommitted $25.0 million incremental facility.

Following the entry of a final order by the Bankruptcy Court approving our DIP credit agreement, on December 29, 2009, we borrowed $175.0 million under our DIP credit agreement. All of the proceeds of the borrowings under our DIP credit agreement, together with our cash on hand, were used to repay all borrowings and amounts outstanding under our initial DIP credit agreement, and to pay related fees and expenses. We prepaid $25.0 million of the borrowings under our DIP credit agreement on each of January 29, 2010, March 26, 2010, April 20, 2010 and May 18, 2010. In addition, the Company repaid $0.2 million on March 31, 2010. The remaining balance was repaid upon our emergence from bankruptcy, at which time our DIP credit agreement was cancelled and terminated, including all agreements related thereto.

Liquidity and Capital Resources—After Emergence from Bankruptcy Proceedings

As part of our Plan of Reorganization, we issued $450.0 million of our senior notes and entered into our $125.0 million senior ABL facility. Proceeds from our senior notes offering, together with proceeds of the rights offering and cash on hand, were used to pay claims under the prepetition credit agreement, our DIP credit agreement and the portion of the prepetition senior notes payable in cash, in full, together with related fees and expenses. Upon our emergence from bankruptcy, we had $479.3 million of outstanding indebtedness, consisting of $450.0 million of our senior notes and $29.3 million in other debt of certain of our foreign subsidiaries. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our senior ABL facility. We anticipate that funds generated by operations and funds available under our senior ABL facility will be sufficient to meet working capital requirements for the next 12 months. For a description of our senior notes and our senior ABL facility, see Note 7. “Debt” to our consolidated financial statements.

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our senior ABL facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our senior ABL facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Senior ABL facility

On the date of our emergence from bankruptcy, the Company, CSA U.S., or the U.S. Borrower, CSA Canada, or the Canadian Borrower and, together with the U.S. Borrower, the Borrowers, and certain subsidiaries of the U.S. Borrower entered into a senior secured asset-based revolving credit facility, or our senior ABL facility, with certain lenders, Bank of America, N.A., as agent, or the Agent, for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. A summary of our senior ABL facility is set forth below. This description is qualified in its entirety by reference to the credit agreement governing our senior ABL facility.

General. Our senior ABL facility provides for an aggregate revolving loan availability of up to $125.0 million, subject to borrowing base availability, including a $45.0 million letter of credit sub-facility and a $20 million swing line sub-facility. Our senior ABL facility also provides for an uncommitted $25.0 million incremental loan facility, for a potential total senior ABL facility of $150.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase.

Maturity. Any borrowings under our senior ABL facility will mature, and the commitments of the lenders under our senior ABL facility will terminate, on May 27, 2014.

Borrowing base. Loan (and letter of credit) availability under our senior ABL facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our senior ABL facility is apportioned, as follows: $100.0 million to the U.S. Borrower and $25.0 million to the Canadian Borrower.

Guarantees; security. The obligations of the U.S. Borrower under our senior ABL facility and cash management arrangements and interest rate, foreign currency or commodity swaps entered into by us, in each case with the lenders and their affiliates, or, collectively, additional ABL secured obligations, are guaranteed on a senior secured basis by us and all of our U.S. subsidiaries (other than CS Automotive LLC), and the obligations of the Canadian Borrower under our senior ABL facility and additional ABL secured obligations of the Canadian Borrower and its Canadian subsidiaries are guaranteed on a senior secured basis by us, all of the Canadian subsidiaries of the Canadian Borrower and all of our U.S. subsidiaries. The U.S. Borrower guarantees the additional ABL secured obligations of its subsidiaries and the Canadian Borrower guarantees the additional ABL secured obligations of its Canadian subsidiaries. The obligations under our senior ABL facility and related guarantees are secured by a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing.

Interest. Borrowings under our senior ABL facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, BA rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

The initial applicable margin is 3.5% with respect to the LIBOR or BA-based borrowings and 2.5% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly performance pricing adjustments commencing six months after the closing date.

Covenants; events of default. Our senior ABL facility includes affirmative and negative covenants that will impose substantial restrictions on our financial and business operations, including its ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. Our senior ABL facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.1 to 1.0 when availability under our senior ABL facility is less than specified levels. Our senior ABL facility also contains various events of default that are customary for comparable facilities.

Our current revenue forecast for 2010 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 11.6 million units and 17.0 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our senior ABL facility or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our senior ABL facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

Senior notes due 2018

On May 11, 2010, CSA Escrow Corporation, or the escrow issuer, an indirect wholly-owned non-debtor subsidiary of CSA U.S. issued $450.0 million aggregate principal amount of our senior notes. Our senior notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended. A summary of our senior notes is set forth below. This description is qualified in its entirety by reference to the indenture governing our senior notes.

General. Our senior notes were issued pursuant to an indenture dated May 11, 2010 by and between the escrow issuer and the trustee thereunder. Upon satisfaction of the escrow release conditions described above, the escrow issuer was merged with and into CSA U.S., with CSA U.S. as the surviving entity, and upon the consummation of the merger, CSA U.S. assumed all of the obligations of the escrow issuer under our senior notes and the indenture and the guarantees by the guarantors became effective, or the assumption. For purposes of this description, references to the “issuer” prior to the assumption refer to the escrow issuer and after the assumption refer to CSA U.S.

Guarantees. Our senior notes are guaranteed, jointly and severally, on a senior unsecured basis, by us and all of CSA U.S.’ wholly-owned domestic restricted subsidiaries, together with the escrow issuer, the obligors. If CSA U.S. or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of CSA U.S. or a guarantor, such newly acquired or created subsidiary will also guarantee our senior notes.

Ranking. Our senior notes and guarantees constitute senior debt of the obligors. They (1) rank equally in right of payment with all of the obligors’ existing and future senior debt, (2) rank senior in right of payment to all of the obligors’ existing and future subordinated debt, (3) are effectively subordinated in right of payment to all of the obligors’ existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of the issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the issuer or one of its guarantor subsidiaries).

Optional redemption. The issuer has the right to redeem our senior notes at the redemption prices set forth below:

•

on and after May 1, 2014, all or a portion of our senior notes may be redeemed at a redemption price of 104.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2014, 102.125% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2015, and 100% of the principal amount thereof if redeemed on or after May 1, 2016, plus any accrued an unpaid interest to the redemption date;

•

prior to May 1, 2013, up to 35% of our senior notes issued under the indenture may be redeemed with the proceeds from certain equity offerings at a redemption price of 108.50% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•	prior to May 1, 2014, all or a portion of our senior notes may be redeemed at a price equal to 100% of the principal amount thereof plus a make-whole premium.

Change of control. If a change of control occurs, unless CSA U.S. has exercised its right to redeem all of its outstanding senior notes through an optional redemption, each noteholder shall have the right to require that CSA U.S. repurchase such noteholder’s senior notes at a purchase price in cash equal to 101% of the principal amount on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of the noteholders of record on the relevant record date to receive interest due on the relevant interest payment date.

Covenants. The indenture limits, among other things, the ability of CSA U.S and its restricted subsidiaries to pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments, incur additional debt or issue certain disqualified stock and preferred stock, incur liens, merge or consolidate with another company or sell all or substantially all of its assets, enter into transactions with affiliates and allow to exist certain restrictions on the ability of the subsidiary guarantors to pay dividends or make other payments to CSA U.S., in each case, subject to exclusions and other customary exceptions. In addition, certain of these covenants will not be applicable during any period of time when our senior notes have an investment grade rating. The indenture also contains customary events of default.

Non-GAAP Financial Measures

In evaluating our business, management considers EBITDA and Adjusted EBITDA as key indicators of our operating performance. Our management also uses EBITDA and Adjusted EBITDA:

•	because similar measures are utilized in the calculation of the financial covenants and ratios contained in our financing arrangements;

•	in developing our internal budgets and forecasts;

•	as a significant factor in evaluating our management for compensation purposes;

•	in evaluating potential acquisitions;

•	in comparing our current operating results with corresponding historical periods and with the operational performance of other companies in our industry; and

•

in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in their assessments of performance and in forecasting and budgeting for our company.

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus provision for income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, professional fees and expenses associated with our reorganization, non-cash stock based compensation and non-cash gains and losses from certain foreign currency transactions and translation.

We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. However, EBITDA and Adjusted EBITDA are not financial measurements recognized under accounting principles generally accepted in the United States, or GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. ETBIDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results of operations as reported under GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our senior notes and senior ABL facility;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•

other companies, including companies in our industry, may calculate these measures differently and, as the number of differences in the way companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table reconciles net income to EBITDA and Adjusted EBITDA (dollars in millions):

Three Months Ended June 30, 2010
Net Income	$637.8
Provision for income tax expense	33.6
Interest expense, net of interest income	36.2
Depreciation and amortization	23.4

EBITDA	$731.0
Reorganization and fresh-start accounting adjustments (1)	(683.0)
Restructuring (2)	6.0
Foreign exchange gains/losses (3)	10.8
Inventory write-up (4)	8.1
Stock-based compensation (5)	0.9

Adjusted EBITDA	$73.8

(1)	Reorganization and bankruptcy-related expenses, including professional fees.
(2)	Includes non-cash restructuring.
(3)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(4)	Write-up of inventory to fair value at the Effective Date.
(5)	Non-cash stock amortization expense and non-cash stock option expense.

Contractual Obligations

Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as disclosed, this table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts typically do not meet this definition because they do not require fixed or minimum quantities.

The following table summarizes the total amounts due as of June 30, 2010, under all debt agreements, commitments and other contractual obligations.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$450.0	$—	$—	$—	$450.0
Interest on debt obligations	305.1	37.3	76.5	76.5	114.8
Operating lease obligations	67.3	13.3	20.0	14.0	20.0
Other obligations (1)	43.0	36.1	5.5	0.8	0.6

Total	$865.4	$86.7	$102.0	$91.3	$585.4

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.

Critical Accounting Policies

Adoption of Fresh-Start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to our underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially.

Our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

For further information on fresh-start accounting, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report

Recent Accounting Pronouncements

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

Such risks, uncertainties, and other important factors include, among others: the effect of our emergence from chapter 11 on us; the ability to maintain contracts and suppliers and customer relationships; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2009, Item 1A. Risk Factors in Part II of our Form 10-Q for the quarterly period ended March 31, 2010 and Item 1A. Risk Factors in Part II of this quarterly report on Form 10-Q for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing for bankruptcy, the Company had entered into derivative financial instruments to monitor its exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. As of June 30, 2010, we had $5.4 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $0.1 million per year.

At June 30, 2010 we had one interest rate swap contract outstanding with $7.1 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 3, 2009, we filed a voluntary petition for relief in the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. We continued to operate our businesses and owned and managed our properties as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code until we emerged from protection under chapter 11 of the Bankruptcy Code on May 27, 2010. See Note 1. “Reorganization Under Chapter 11” to our consolidated financial statements.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “3-31 Form 10-Q”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K and the 3-31 Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the Form 10-K and the 3-31 Form 10-Q.

Our emergence from bankruptcy will reduce or eliminate our U.S. net operating losses and other tax attributes and limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to our emergence from bankruptcy.

The discharge of a debt obligation by a taxpayer in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) generally creates cancellation of indebtedness income, or COD income, that is excludable from a taxpayer’s taxable income. However certain tax attributes otherwise available and of value to a debtor will be reduced to the extent of the excludable COD income. Additionally, Internal Revenue Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. As a result of our emergence from bankruptcy we have had significant excludable COD income that will reduce or eliminate our U.S. net operating losses and other tax attributes and we have had an ownership change and a resulting limitation under Internal Revenue Code Sections 382 and 383.

We cannot be certain that our emergence from bankruptcy will not adversely affect our operations going forward.

Although we emerged from bankruptcy on May 27, 2010, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could materially adversely affect our financial performance.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results of operations.

Item 5.	Other Information

On the Effective Date, our board of directors adopted our amended and restated by-laws. Our by-laws provide that nominations to our board of directors may be made by any stockholder of record on the date of notice of our annual or special meeting called for the purpose of electing directors; provided that such stockholder must provide written notice to the Secretary of the Company at our principal executive offices: (i) in the case of an annual meeting, not later than the close of business 90 days and not earlier than the opening of business 120 days before the anniversary date of the immediately preceding annual meeting; provided, however, that if the annual meeting is called for a date that is more than 30 days earlier or 60 days after such anniversary date, notice by the stockholder must be received not earlier than the opening of business 120 days before the meeting and not later than the later of (x) the close of business 90 days before the meeting or (y) the close of business 10 days following the day on which public announcement of the date of the annual meeting is first made by the Company; (ii) in the case of a special meeting, except for a special meeting called pursuant to a Special Meeting Request (as defined in our certificate of incorporation), not earlier than the opening of business 120 days before the meeting and not later than the later of (x) the close of business 90 days before the meeting or (y) the close of business 10 days following the day on which public announcement of the date of such special meeting is first made by the Company; and, (iii) in the case of a special meeting called pursuant to a Special Meeting Request, not later than 15 days prior to the meeting. Notwithstanding the previous sentence, for purposes of determining whether a stockholder’s notice is timely received for our 2011 annual meeting, such notice must have been received not later than the close of business on February 15, 2011, nor earlier than the opening of business on January 15, 2011. Notwithstanding anything to the contrary in the foregoing, if the number of directors to be elected to our board of directors at an annual meeting is greater than the nominees of the Company and there is no public announcement by the Company specifying a decrease in the size of our board of directors at the time the notice of such meeting is given to stockholders, a stockholder’s notice shall be considered timely, but only with respect to the directorships for which we have failed to provide nominees, if received not later than the close of business 10 days following the date on which such notice was given by the Company.

To be in proper form, a stockholder’s notice for nominating directors requires the stockholder to disclose, among other things, information about the proposed nominee and his or her relationships with the stockholder submitting the nomination, information about any agreements, arrangements or understandings the stockholder may have with the proposed nominee or other parties relating to the nomination or other proposal, and information about the interest that the stockholder has related to our company and our shares, including as a result of, among other things, derivative securities, voting arrangements, short positions or other interests.

On the Effective Date, we entered into separate director nomination agreements with (i) Barclays Capital Inc., or Barclays, (ii) Silver Point Capital L.P., on behalf of its affiliates and related funds, or Silver Point, (iii) Oak Hill Advisors L.P., on behalf of certain funds and separate accounts that it manages, or Oak Hill, and (iv) Capital Research and Management Company, as investment advisor to certain funds it manages, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund V, L.P., TD High Yield Income Fund, and Lord, Abbett & Co. LLC, as investment manager on behalf of multiple clients, such entities together referred to herein as the Designating Parties and together with Barclays, Silver Point and Oak Hill, as the Backstop Stockholders, and each such agreement is referred to herein as the nomination agreement and together, the nomination agreements. Each of the nomination agreements will continue to be in effect until the earlier of (i) termination of such agreement at the election of the applicable nominating parties, (ii) immediately prior to our annual meeting of stockholders held during the calendar year 2013 and (iii) the applicable nominating parties together with their respective “affiliates” (as defined in the nomination agreements) no longer “beneficially own” (as defined in the nomination agreements) in the aggregate 7.5% or greater of the issued and outstanding common stock (assuming the conversion of all outstanding shares of 7% preferred stock).

Pursuant to the Designating Parties and Barclays’ nomination agreements, each of the Designating Parties, acting together, and Barclays had the right to nominate one independent member of our board of directors, and such nominee would be selected in reasonable consultation with (but without the need for the approval of) our Chief Executive Officer and Korn/Ferry International, or such other executive search firm mutually acceptable to such Backstop Stockholder and us, so long as a committee of “independent directors” (as defined in such nomination agreements) determines that the respective Backstop Stockholder’s nominee will be nominated for election to our board of directors.

Pursuant to Silver Point and Oak Hill’s nomination agreements, Silver Point had the right to nominate one member of our board of directors (subject to the consent of Barclays if such member nominated by Silver Point was not independent) and Oak Hill had the right to nominate one member of our board of directors. In addition, each of Silver Point and Oak Hill had the right to appoint one observer to our board of directors in addition to the member of our board of directors nominated by each of them. The Company is required to use its reasonable best efforts to ensure the election of nominees nominated pursuant to the nomination agreements. Barclays, Silver Point, Oak Hill and the Designating Parties have each nominated directors to our board of directors, and such nominees currently serve on our board of directors.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 16, 2010	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

August 16, 2010	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 16, 2010	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith