Form 10-Q
period 2010-09-30
Cooper-Standard Holdings Inc.
filed 2010-11-12
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 5, 2010 there were 18,376,112 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share data)

		Predecessor	Successor
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Sales		$517,842	$585,650
Cost of products sold		435,775	483,559

Gross profit		82,067	102,091
Selling, administration & engineering expenses		52,658	68,584
Amortization of intangibles		194	3,842
Restructuring		4,378	818

Operating profit		24,837	28,847
Interest expense, net of interest income		(11,914)	(10,664)
Equity earnings		1,228	1,815
Reorganization items, net		(5,642)	—
Other income, net		5,930	5,454

Income before income taxes		14,439	25,452
Provision for income tax expense		3,773	4,443

Consolidated net income		10,666	21,009
Add: Net (income) loss attributed to noncontrolling interests		181	(176)

Net income attributable to Cooper-Standard Holdings Inc.		$10,847	$20,833

Net income available to Cooper-Standard Holdings Inc. common stockholders		N/A	$15,116

Basic net income per share attributable to Cooper-Standard Holdings Inc.		N/A	$0.86

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		N/A	$0.83

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Sales	$1,367,656	$1,009,128	$801,292
Cost of products sold	1,192,470	832,201	665,434

Gross profit	175,186	176,927	135,858
Selling, administration & engineering expenses	146,233	92,166	91,629
Amortization of intangibles	14,783	319	5,106
Impairment charges	362,699	—	—
Restructuring	32,871	5,893	1,200

Operating profit (loss)	(381,400)	78,549	37,923
Interest expense, net of interest income	(53,632)	(44,505)	(14,195)
Equity earnings	1,701	3,613	2,549
Reorganization items and fresh-start accounting adjustments, net	(5,642)	660,048	—
Other income (expense), net	13,679	(21,156)	5,024

Income (loss) before income taxes	(425,294)	676,549	31,301
Provision (benefit) for income tax expense	(31,339)	39,940	5,352

Consolidated net income (loss)	(393,955)	636,609	25,949
Add: Net (income) loss attributed to noncontrolling interests	496	(322)	(186)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(393,459)	$636,287	$25,763

Net income available to Cooper-Standard Holdings Inc. common stockholders	N/A	N/A	$18,328

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$1.05

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$1.00

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	Predecessor December 31, 2009	Successor September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$380,254	$232,349
Accounts receivable, net	355,543	443,311
Inventories, net	111,575	123,860
Prepaid expenses	22,153	24,703
Other	76,454	35,674

Total current assets	945,979	859,897
Property, plant and equipment, net	586,179	594,469
Goodwill	87,728	138,471
Intangibles, net	10,549	153,034
Other assets	106,972	116,587

	$1,737,407	$1,862,458

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$18,204	$19,166
Debtor-in-possession financing	175,000	—
Accounts payable	166,346	179,944
Payroll liabilities	71,523	104,975
Accrued liabilities	87,073	111,762

Total current liabilities	518,146	415,847
Long-term debt	11,059	457,867
Pension benefits	148,936	175,406
Postretirement benefits other than pensions	76,261	82,131
Deferred tax liabilities	7,875	24,322
Other long-term liabilities	19,727	32,173
Liabilities subject to compromise	1,261,903	—

Total liabilities	$2,043,907	$1,187,746

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at September 30, 2010, 1,052,444 shares issued and outstanding at September 30, 2010	—	129,939

Equity (deficit):
Predecessor common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2009, 3,482,612 shares issued and outstanding at December 31, 2009	35	—
Common stock, $0.001 par value, 190,000,000 shares authorized at September 30, 2010, 18,376,112 shares issued and outstanding at September 30, 2010	—	17
Additional paid-in capital	356,316	476,341
Accumulated retained earnings (deficit)	(636,278)	22,871
Accumulated other comprehensive income (loss)	(31,037)	43,143

Total Cooper-Standard Holdings Inc. equity (deficit)	(310,964)	542,372
Noncontrolling interests	4,464	2,401

Total equity (deficit)	(306,500)	544,773

Total liabilities and equity (deficit)	$1,737,407	$1,862,458

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Operating Activities:
Consolidated net income (loss)	$(393,955)	$636,609	$25,949
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	73,343	35,333	31,843
Amortization	14,783	319	5,106
Impairment charges	362,699	—	—
Non-cash restructuring	182	46	—
Reorganization items	5,642	(660,048)	—
Gain on bond repurchase	(9,096)	—	—
Amortization of debt issuance cost	5,407	11,505	408
Changes in operating assets and liabilities	(28,776)	(99,159)	16,976

Net cash provided by (used in) operating activities	30,229	(75,395)	80,282
Investing activities:
Property, plant and equipment	(25,526)	(22,935)	(23,517)
Proceeds from the sale of assets and other	308	3,851	104

Net cash used in investing activities	(25,218)	(19,084)	(23,413)
Financing activities:
Proceeds from issuance of debtor-in-possession financing, net of debt issuance cost	108,012	—	—
Proceeds from issuance of long-term debt	—	450,000	—
Payments on debtor-in-possession financing	(313)	(175,000)	—
Increase (decrease) in short term debt	22,943	(2,069)	3,138
Cash dividends paid	—	—	(1,395)
Payments on long-term debt	(11,310)	(709,574)	(1,484)
Debt issuance cost and back stop fees	—	(30,991)	—
Issuance of preferred and common stock	—	355,000	—
Repurchase of bonds	(737)	—	—
Other	259	—	22

Net cash provided by (used in) financing activities	118,854	(112,634)	281
Effects of exchange rate changes on cash	18,269	5,528	(3,470)

Changes in cash and cash equivalents	142,134	(201,585)	53,680
Cash and cash equivalents at beginning of period	111,521	380,254	178,669

Cash and cash equivalents at end of period	$253,655	$178,669	$232,349

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2010 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Guidance Amending Fair Value Disclosures for Interim and Annual Reporting Periods Beginning After December 15, 2009.” This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this statement effective January 1, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

•	8 1/2% senior notes due 2018. $450,000 of senior unsecured notes (the “Senior Notes”) that bear interest at 8 1/2% per annum and mature on May 1, 2018.

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

On the Effective Date, the Company issued to key employees of the Company, (i) 757,896 shares of common stock plus, subject to realized dilution on the warrants, an additional 104,075 shares of common stock as restricted stock, (ii) 41,664 shares of 7% preferred stock as restricted 7% preferred stock, and (iii) 702,509 options to purchase shares of common stock, plus, subject to realized dilution on the warrants, an additional 78,057 options to purchase shares of common stock. On the day after the Effective Date, the Company issued to certain of its directors and Oak Hill Advisors L.P. or its affiliates, 26,448 shares of common stock as restricted stock and 58,386 options to purchase shares of common stock. The Company also reserved 780,566 shares of common stock for future issuance to the Company’s management. On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

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

•	The repayment of the $639,600, including interest, outstanding under the Predecessor’s prepetition credit agreement in cash.

•	The repayment of the $105,200, including interest, outstanding of the Predecessor’s prepetition senior notes in cash.

•	The effects of the above reorganization adjustments resulted in a decrease in interest expense, including the amortization of debt issuance costs, resulting from a lower level of debt.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Predecessor May 31, 2010	Reorganization Adjustments (1)		Fresh-start Adjustments (9)	Successor May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$200,311	(21,642	)(2)	—	$178,669
Restricted cash	482,234	(482,234	)(2)	—	—
Accounts receivable, net	409,041	—		—	409,041
Inventories, net	116,248	—		8,136	124,384
Prepaid expenses	26,931	(1,243	)(3)	—	25,688
Other	36,858	(68	)(2)	—	36,790

Total current assets	1,271,623	(505,187)		8,136	774,572
Property, plant and equipment, net	527,306	—		40,665	567,971
Goodwill	87,728	—		48,938	136,666	(8)
Intangibles, net	10,294	—		144,711	155,005
Other assets	125,120	4,895	(3)	(26,721)	103,294

	$2,022,071	$(500,292)		$215,729	$1,737,508

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$15,335	—		—	$15,335
Debtor-in-possession financing	74,813	(74,813	)(2)	—	—
Accounts payable	171,886	6,763	(4)	—	178,649
Payroll liabilities	94,427	374	(4)	(1,154)	93,647
Accrued liabilities	92,426	4,232	(4)	(9,462)	87,196

Total current liabilities	448,887	(63,444)		(10,616)	374,827
Long-term debt	458,373	—		—	458,373
Pension benefits	134,278	12,473	(4)	21,685	168,436
Postretirement benefits other than pensions	75,198	—		4,948	80,146
Deferred tax liabilities	9,218	(268	)(4)	12,267	21,217
Other long-term liabilities	21,124	1,891	(4)	7,839	30,854
Liabilities subject to compromise	1,213,781	(1,213,781	)(4)	—	—

Total liabilities	2,360,859	(1,263,129)		36,123	1,133,853

Successor preferred stock	—	128,000	(2)(4)	—	128,000

Equity (deficit):
Successor common stock	—	17	(2)(4)(7)	—	17
Successor additional paid-in capital	—	473,275	(2)(4)(7)	—	473,275
Predecessor common stock	35	(35	)(5)	—	—
Predecessor additional paid-in capital	356,560	(356,560	)(5)	—	—
Accumulated deficit	(633,481)	518,130	(6)	115,351	—
Accumulated other comprehensive loss	(62,083)	10	(4)	62,073	—

Total Cooper-Standard Holdings Inc. equity (deficit)	(338,969)	634,837		177,424	473,292
Noncontrolling interests	181	—		2,182	2,363

Total equity (deficit)	(338,788)	634,837		179,606	475,655

Total liabilities and equity (deficit)	$2,022,071	$(500,292)		$215,729	$1,737,508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan of Reorganization, including the settlement of liabilities subject to compromise, the satisfaction of the DIP Credit Agreement, the incurrence of new indebtedness and related cash payments, the issuances of 7% preferred stock and common stock and the cancellation of the Predecessor’s common stock.
(2)	This adjustment reflects net cash payments recorded as of the Effective Date.

Release of restricted cash (a)	$482,234
Cash received from Rights Offering	355,000
Payment of prepetition bank debt	(639,646)
Payment of prepetition senior notes	(105,227)
Repayment of DIP Credit Agreement	(75,777)
Other	(38,226)

Net cash payments	$(21,642)

(a)	Includes proceeds from issuance of long term debt held in restricted cash until the Effective Date.

(3)	This adjustment reflects the capitalization of $4,895 of debt issuance costs related to the Senior ABL Facility.
(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(1,213,781)
Liabilities settled by cash (a)	765,931
Issuance of Successor common stock, 7% preferred stock and warrants, net	258,716
Liabilities reinstated	26,891

Gain on settlement of liabilities subject to compromise	$(162,243)

(a)	Cash received from borrowings under the Senior Notes and amounts received from the Rights Offering.

(5)	This adjustment reflects the cancellation of the Predecessor’s common stock.
(6)	This adjustment reflects the cumulative impact of the Reorganization Adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(162,243)
Cancellation of Predecessor’s common stock	(356,595)
Other	708

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Reorganization Items and Fresh-Start Accounting Adjustments, net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the Predecessor Period, is shown below:

Pre-tax reorganization items:
Professional and other fees	$48,701
Gain on prepetition settlement	(49,980)
Gain on settlement of liabilities subject to compromise	(162,243)
Cancellation of Predecessor common stock	(356,595)

(520,117)

Pre-tax fresh-start accounting adjustments	(139,931)

Reorganization items and fresh-start accounting adjustments, net	$(660,048)

4. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2010 are summarized as follows:

	North America	International	Total
Balance as of January 1, 2010 - Predecessor	$87,728	$—	$87,728
Fresh-start accounting adjustments (Note 3)	28,778	20,160	48,938

Balance as of May 31, 2010 - Successor	$116,506	$20,160	$136,666
Foreign exchange translation	87	1,718	1,805

Balance as of September 30, 2010 - Successor	$116,593	$21,878	$138,471

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

Amortization expense of $194 was recognized for the three months ended September 30, 2009. Amortization expense of $319 and $14,783 was recognized for the five months ended May 31, 2010 and for the nine months ended September 30, 2009, respectively.

In connection with the adoption of fresh-start accounting, the Company, with the assistance of independent appraisal, valued certain intangible assets at their estimated fair value, as of May 31, 2010. The value assigned to developed technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information. The customer-based intangible asset includes the Company’s established relationship with its customers and the ability of these customers to generate future economic profits for the Company. A summary of intangible assets as of September 30, 2010 is shown below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$139,508	$(4,571)	$134,937	9.9
Developed technology	9,710	(542)	9,168	5.9
Other	8,980	(51)	8,929

Balance at September 30, 2010 - Successor	$158,198	$(5,164)	$153,034	9.4

Amortization expense totaled $3,842 and $5,106 for the three and four months ended September 30, 2010, respectively. Estimated amortization expense will total approximately $9,000 for the Successor period ending December 31, 2010 and approximately $15,500 for each of the next five years.

5. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company commenced these initiatives prior to December 31, 2007 and continued to execute the closures through September 30, 2010. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The total expense incurred for the Predecessor period ending May 31, 2010 and Successor period ending September 30, 2010 amounted to $470 and $222 respectively.

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of September 30, 2010. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $20,940. The following table summarizes the activity related to these initiatives for the nine months ended September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$1,443	$235	$—	$1,678
Expense	(460)	159	—	(301)
Cash payments	(724)	(318)	—	(1,042)

Balance at May 31, 2010	$259	$76	$—	$335
Expense	—	117	—	117
Cash payments	(155)	(193)	—	(348)

Balance at September 30, 2010 - Successor	$104	$—	$—	$104

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated cost of this initiative is approximately $26,000. The following table summarizes the activity for this initiative for the nine months ended September 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$7,771	$—	$—	$7,771
Expense	(450)	—	—	(450)
Cash payments	(3,297)	—	—	(3,297)

Balance at May 31, 2010	$4,024	$—	$—	$4,024
Expense	(96)	—	—	(96)
Cash payments	(163)	—	—	(163)

Balance at September 30, 2010 - Successor	$3,765	$—	$—	$3,765

The Company commenced several initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $18,900. The following table summarizes the activity for these initiatives for the nine months ended September 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$4,215	$56	$—	$4,271
Expense	5,168	314	(21)	5,461
Cash payments	(2,680)	(347)	21	(3,006)

Balance at May 31, 2010	$6,703	$23	$—	$6,726
Expense	(71)	842	—	771
Cash payments	(5,479)	(865)	—	(6,344)

Balance at September 30, 2010 - Successor	$1,153	$—	$—	$1,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

In the second quarter of 2010, the Company initiated the closure of a facility and the consolidation of two other facilities located in North America. The estimated total costs of these initiatives is $2,100 and are expected to be completed in 2010. The following table summarizes the activity for these initiatives for the nine months ended September 30, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$—	$—	$—	$—
Expense	595	118	—	713
Cash payments	(132)	(118)	—	(250)

Balance at May 31, 2010	$463	$—	$—	$463
Expense	(83)	269	—	186
Cash payments	(214)	(269)	—	(483)

Balance at September 30, 2010 - Successor	$166	$—	$—	$166

6. Inventories

Inventories are comprised of the following:

	Predecessor	Successor
	December 31, 2009	September 30, 2010
Finished goods	$27,826	$31,013
Work in process	25,616	30,330
Raw materials and supplies	58,133	62,517

	$111,575	$123,860

In connection with the adoption of fresh-start accounting, an $8,136 fair value write-up was recorded at May 31, 2010 in the Predecessor. Such inventory was liquidated as of June 30, 2010 in the Successor and recorded as an increase to cost of products sold.

7. Debt

Outstanding debt consisted of the following at December 31, 2009 and September 30, 2010, respectively:

	Predecessor	Successor
	December 31, 2009	September 30, 2010
Senior Notes	$—	$450,000
DIP Credit Agreement	175,000	—
Other borrowings	29,263	27,033

Total debt	$204,263	$477,033
Less: Current portion of long term debt	(18,204)	(19,166)
DIP Credit Agreement	(175,000)	—

Total long-term debt	$11,059	$457,867

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

Senior ABL Facility

On the Effective Date, the Company, CSA U.S., CSA Canada (together with CSA U.S., the “Borrowers”) and certain subsidiaries of CSA U.S. entered into the Senior ABL Facility with certain lenders, Bank of America, N.A., as agent (the “Agent”), for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2010, no amounts were drawn under the Senior ABL Facility, but there was approximately $36,300 of letters of credit outstanding.

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

Prepetition Debt

The filing of the Chapter 11 Cases by the Debtors on August 3, 2009 constituted a default or otherwise triggered repayment obligations under substantially all prepetition debt obligations of the Debtors, and as a result, the loan commitments of the lenders under the Predecessor’s prepetition credit agreement were terminated and all principal and accrued and unpaid interest outstanding under the prepetition credit agreement and the Predecessor’s prepetition notes accelerated and became due and payable (subject to the automatic stay under Chapter 11). As of the date of the filing of the Chapter 11 Cases, approximately $608,000 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition credit agreement, approximately $208,800 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition 7% senior notes due 2012 and approximately $329,900 of principal and accrued and unpaid interest was outstanding under the Predecessor’s prepetition 8   3/8% senior subordinated notes due 2014. Approximately $639,600 of claims under the Predecessor’s prepetition credit agreement were paid in full in cash on the Effective Date with proceeds of the Company’s exit financing and obligations under the Predecessor’s prepetition credit agreement were cancelled. Holders of the Predecessor’s prepetition senior notes were paid in full in cash on the Effective Date, except that certain of the noteholders received a distribution of common stock in lieu of the cash payment for certain of their prepetition senior note claims. Holders of the prepetition senior subordinated notes were issued 8% of our outstanding common stock and warrants to purchase, in the aggregate, 3% of our outstanding common stock (in each case, assuming the conversion of our 7% preferred stock). Obligations under both the Predecessor’s prepetition senior notes and prepetition senior subordinated notes were cancelled.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

8. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2009 and 2010 for the Company’s defined benefit plans and other postretirement benefit plans:

			Pension Benefits
			Predecessor		Successor
			Three Months Ended September 30, 2009		Three Months Ended September 30, 2010
			U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost			$707	$686	$560	$599
Interest cost			3,787	1,841	3,846	1,706
Expected return on plan assets			(3,280)	(776)	(3,694)	(871)
Amortization of prior service cost and recognized actuarial loss			960	52	—	—

Net periodic benefit cost			$2,174	$1,803	$712	$1,434

	Pension Benefits
	Predecessor				Successor
	Nine Months Ended September 30, 2009		Five Months Ended May 31, 2010		Four Months Ended September 30, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,120	$1,961	$1,002	$893	$747	$791
Interest cost	11,360	5,247	6,278	2,871	5,128	2,256
Expected return on plan assets	(9,839)	(2,190)	(6,050)	(1,460)	(4,925)	(1,159)
Amortization of prior service cost and recognized actuarial loss	2,881	149	1,467	70	—	—
Curtailment cost	68	—	—	—	—	—

Net periodic benefit cost	$6,590	$5,167	$2,697	$2,374	$950	$1,888

	Other Postretirement Benefits
	Predecessor	Successor	Predecessor		Successor
	Three Months Ended September 30,		Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
	2009	2010
Service cost	$442	$433	$1,307	$638	$577
Interest cost	1,079	1,025	3,201	1,701	1,367
Amortization of prior service credit and recognized actuarial gain	(823)	—	(2,466)	(1,395)	—
Other	40	21	120	35	28

Net periodic benefit cost	$738	$1,479	$2,162	$979	$1,972

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

The effective tax rate for the five month Predecessor period ended May 31, 2010 was 6%. The effective tax rate for the three and four month Successor periods ended September 30, 2010 was 18% and 17%, respectively. The effective tax rate for the three and nine month periods ended September 30, 2009 was 26% and 7%, respectively. The income tax rate for the five month Predecessor period ended May 31, 2010 and the three and four month Successor periods ended September 30, 2010 varies from statutory rates due to the impact of deferred taxes recorded on fresh-start and reorganization adjustments, income taxes on foreign earnings, the impact of valuation allowances in the U.S. and foreign jurisdictions, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

On June 23, 2009, a U.S. and Canadian bi-lateral Advanced Pricing Arrangement (“APA”) with the Company was completed and signed. The settlement of the bi-lateral APA resulted in income tax refunds to CSA Canada for the years 2000 through 2007 totaling approximately CAD $88,000. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company dated September 16, 2004, Cooper Tire and Rubber Company had a claim against the Company for the amount of tax refunds received by CSA Canada relating to the years 2000 through 2004. On July 27, 2009, CSA Canada received approximately CAD $80,000, which represented the federal portion of the expected refunds plus interest.

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

(Unaudited)

(Dollar amounts in thousands except per share amounts)

10. Comprehensive Income (Loss) and Equity (Deficit)

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income (loss), net of related tax, are as follows:

				Predecessor			Successor
				Three Months Ended September 30, 2009			Three Months Ended September 30, 2010
				Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest
Net income (loss) (1)				$10,666	$10,847	$(181)	$20,845	$20,833	$12
Currency translation adjustment				23,029	23,037	(8)	45,989	45,968	21
Pension and other postretirement benefits, net of tax				500	500	—	—	—	—
Fair value change of derivatives, net of tax				(58)	(58)	—	151	151	—

Comprehensive income (loss):				$34,137	$34,326	$(189)	$66,985	$66,952	$33

	Predecessor						Successor
	Nine Months Ended September 30, 2009			Five Months Ended May 31, 2010			Four Months Ended September 30, 2010
	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest	Total	Cooper- Standard Holdings Inc.	Non- controlling Interest
Net income (loss) (1)	$(393,955)	$(393,459)	$(496)	$636,609	$636,287	$322	$25,785	$25,763	$22
Currency translation adjustment	26,112	26,076	36	(31,075)	(31,092)	17	42,953	42,937	16
Pension and other postretirement benefits, net of tax	786	786	—	126	126	—	—	—	—
Fair value change of derivatives, net of tax	4,867	4,867	—	(81)	(81)	—	206	206	—

Comprehensive income (loss):	$(362,190)	$(361,730)	$(460)	$605,579	$605,240	$339	$68,944	$68,906	$38

The following table summarizes the Company’s equity (deficit) activity for the nine months ended September 30, 2010:

	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) at January 1, 2010 - Predecessor	$(310,964)	$4,464	$(306,500)
Net income	636,287	322	636,609
Other comprehensive income (loss)	(31,047)	17	(31,030)
Sale of non-controlling interest	—	(1,844)	(1,844)
Stock-based compensation	245	—	245
Reorganization and fresh start adjustments	(294,521)	(596)	(295,117)

Equity at May 31, 2010 - Predecessor	$—	$2,363	$2,363
Issuance of 17,489,693 shares of common stock and 2,419,753 warrants in connection with emergence from bankruptcy	473,292	—	473,292

Equity at June 1, 2010 - Successor	$473,292	$2,363	$475,655
Net income (1)	25,763	22	25,785
Preferred stock dividends	(2,892)	—	(2,892)
Other comprehensive income	43,143	16	43,159
Stock-based compensation	3,066	—	3,066

Equity at September 30, 2010 - Successor	$542,372	$2,401	$544,773

(1)	Net income attributable to redeemable noncontrolling shareholders interest recorded in other long-term liabilities amounted to $164 for the three and four months ended September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

11. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s preferred shares outstanding are considered participating securities. A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor	Successor
	Three Months Ended September 30, 2010	Four Months Ended September 30, 2010
Net Income attributable to Cooper-Standard Holdings Inc.	$20,833	$25,763
Less: Preferred stock dividends (paid or unpaid)	(1,970)	(2,892)
Less: Undistributed earnings allocated to participating securities	(3,747)	(4,543)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$18,328

Average shares of common stock outstanding	17,489,693	17,489,693

Basic net income per share attibutable to Cooper-Standard Holdings Inc.	$0.86	$1.05

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

	Successor	Successor
	Three Months Ended September 30, 2010	Four Months Ended September 30, 2010
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$18,328

Average common shares outstanding	17,489,693	17,489,693
Dilutive effect of:
Common restricted stock	263,527	251,820
Preferred restricted stock	66,537	64,397
Warrants	478,677	467,665

Average dilutive shares of common stock outstanding	18,298,434	18,273,575

Diluted net income per share attibutable to Cooper-Standard Holdings Inc.	$0.83	$1.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

The effect of certain common stock equivalents, including convertible preferred stock and options were excluded from the computation of weighted average diluted shares outstanding for the three months ended September 30, 2010, and the four months ended September 30, 2010, respectively, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted), and options are shown below:

	Successor	Successor
	Three Months Ended September 30, 2010	Four Months Ended September 30, 2010
Number of Options	838,952	838,952
Exercise price	$25.52	$25.52
Preferred shares, as if converted	4,335,188	4,335,188
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation.	$5,717	$7,435

12. Capital Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of November 5, 2010, an aggregate of 18,376,112 shares of its common stock were issued and outstanding.

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

No fractional shares will be issued upon exercise of warrants. If a holder exercises warrants and would be entitled to receive a fractional interest of a share, the Company will pay cash valued at the closing sale price of the common stock on the exercise date.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 2,000,000 shares of its authorized preferred stock as 7% cumulative participating convertible preferred stock, par value $0.001 per share, of which 1,052,444 are issued and outstanding as of November 5, 2010. The 7% preferred stock ranks senior to the common stock and all other classes or series of its capital stock, except for any other class or series, the terms of which expressly provide that it ranks on a parity with the 7% preferred stock. In the event of its liquidation, winding-up or dissolution, holders of 7% preferred stock are entitled to priority in payments from the Company in an amount equal to the greater of (x) the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends and (y) the conversion value of the 7% preferred stock.

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

On or within 30 days after receipt of a notice from the Company of certain events that constitute a change of control or involve a “cash transaction” (as defined below), the holders of 7% preferred stock may require the Company to redeem all or a portion of their 7% preferred stock at the greater of the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends or the value of the shares of the common stock into which such shares of 7% preferred stock are then convertible. If a “cash transaction” occurs prior to the fifth anniversary of our emergence from bankruptcy, holders of 7% preferred stock will be entitled to receive cash equal to the greater of (i), in the case of a “cash transaction” that occurs prior to the first anniversary of our emergence from bankruptcy, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends both multiplied by 1.175, after the first anniversary and prior to the fifth anniversary of our emergence from bankruptcy, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends both multiplied by 1.125 and, thereafter, the stated value of the 7% preferred stock plus accrued and unpaid cumulative preferred dividends and (ii) the conversion value of the 7% preferred stock as of such date. “Cash transaction” means a merger, consolidation, share exchange or other similar transaction or a sale, lease or other transfer in one transaction or a series of related transactions of all or substantially all of its consolidated assets in which all of the common stock is converted into the right to receive cash.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

•	the conversion of the shares of 7% preferred stock into shares of common stock immediately prior to the consummation of its initial underwritten public offering.

The following table summarizes the Company’s 7% preferred stock activity for the four months ended September 30, 2010:

Successor
7% Preferred Stock
Preferred Stock at June 1, 2010	$128,000
Stock-based compensation	520
Preferred stock dividends	1,419

Preferred Stock at September 30, 2010 - Successor	$129,939

On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

13. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. On the Effective Date, outstanding awards under the Stock Incentive Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $245 for the five months ended May 31, 2010.

Successor

On the Effective Date, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan (the “Management Incentive Plan”) that was filed with the Bankruptcy Court on May 5, 2010 as part of the supplement to the Plan of Reorganization. The total number of shares authorized to be issued under the Management Incentive Plan as the Initial Grant Awards are as follows: (1) 4% of the common stock (or 757,896 shares of common stock, plus, subject to realized dilution on the warrants, an additional 104,075 shares of common stock) to be granted as restricted stock; (2) 4% of the 7% preferred stock (initially convertible into 178,771 shares of common stock) to be granted as restricted 7% preferred stock; and (3) 3% of the equity (or 702,509 shares of common stock, plus, subject to realized dilution on the warrants, an additional 78,057 shares of common stock) to be granted as stock options. On the day after the Effective Date, the Company issued to certain of its directors and Oak Hill Advisors L.P. or its affiliates, 26,448 shares of common stock as restricted stock and 58,386 options to purchase shares of common stock. The Company also reserved 780,566 shares of common stock for future issuance to the Company’s management.

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

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted, all with an exercise price of $25.52. The weighted average fair value of these options is $11.42 as of September 30, 2010. All options were outstanding as of September 30, 2010, and no options were cancelled, forfeited, exercised or vested. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three or four years from the date of grant. Total compensation expense recognized for stock options amounted to $562 and $835 for the three and four months ended September 30, 2010, respectively. As of September 30, 2010, unrecognized compensation expense for stock options amounted to $8,639.

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

Restricted Common Shares. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted. All restricted shares of common stock were outstanding as of September 30, 2010 and no restricted shares of common stock were cancelled, forfeited or vested. The fair value of the restricted shares of common stock is determined based on the closing sales price of the common stock on the date of grant. The weighted average grant date fair value of these shares is $25.52. The restricted shares of common stock vest over three and four years. Total compensation expense recognized for restricted shares of common stock amounted to $1,763 and $2,232 for the three and four months ended September 30, 2010, respectively. As of September 30, 2010, unrecognized compensation expense for restricted shares of common stock amounted to $20,328.

Restricted Preferred Stock. On the Effective Date, 41,664 restricted preferred stock shares were granted, and they vest over three or four years from the date of grant. On July 19, 2010, the Company paid a stock dividend of 435 restricted preferred shares. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. As of September 30, 2010, there were 42,099 restricted preferred stock shares outstanding, which are convertible into 180,637 shares of common stock. The weighted average grant date fair value of these shares is $127.77. No restricted preferred stock shares were cancelled, forfeited or converted during the three months ended September 30, 2010. Total compensation expense recognized for restricted preferred stock totaled $418 and $520 for the three and four months ended September 30, 2010, respectively. As of September 30, 2010, unrecognized compensation expense for restricted preferred stock amounted to $4,804.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

14. Other Income (Expense)

The components of other income (expense) are as follows:

		Predecessor	Successor
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Foreign currency gains		$6,290	$5,380
Interest rate swaps		(323)	—
Loss on sale of receivables		(37)	(239)
Miscellaneous income		—	313

Other income		$5,930	$5,454

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Foreign currency gains (losses)	$7,838	$(20,779)	$5,031
Gain on debt repurchase	9,096	—	—
Interest rate swaps	(2,414)	—	—
Loss on sale of receivables	(841)	(377)	(320)
Miscellaneous income	—	—	313

Other income (expense)	$13,679	$(21,156)	$5,024

15. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $7,129 and $6,590 for the three months ended September 30, 2010 and 2009, respectively. Sales to NISCO totaled $12,273 and $9,530 for the five months ended May, 31, 2010 and four months ended September 30, 2010, respectively. Sales to NISCO totaled $15,297 for the nine months ended September 30, 2009.

Purchases of material from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $1,394 and $1,852 for the three months ended September 30, 2010 and 2009, respectively. Purchases of material from Guyoung Technology Co. Ltd totaled $4,052 and $2,291 for the five months ended May 31, 2010 and four months ended September 30, 2010, respectively. Purchases of material from Guyoung Technology Co. Ltd totaled $2,489 for the nine months ended September 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

16. Business Segments

The Company has two reportable segments, North America and International (comprising all of the Company’s operations outside of North America). The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

		Predecessor	Successor
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Sales to external customers
North America		$251,700	$316,585
International		266,142	269,065

Consolidated		$517,842	$585,650

Intersegment sales
North America		$1,598	$1,156
International		1,441	2,064
Eliminations and other		(3,039)	(3,220)

Consolidated		$—	$—

Segment profit (loss)
North America		$20,036	$29,122
International		(5,597)	(3,670)

Income before income taxes		$14,439	$25,452

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Sales to external customers
North America	$632,234	$508,738	$432,981
International	735,422	500,390	368,311

Consolidated	$1,367,656	$1,009,128	$801,292

Intersegment sales
North America	$3,325	$1,757	$1,665
International	4,101	3,206	2,560
Eliminations and other	(7,426)	(4,963)	(4,225)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$(259,702)	$590,121	$37,255
International	(165,592)	86,428	(5,954)

Income (loss) before income taxes	$(425,294)	$676,549	$31,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Predecessor	Successor
	December 31, 2009	September 30, 2010
Segment assets
North America	$694,442	$789,218
International	877,971	891,888
Eliminations and other	164,994	181,352

Consolidated	$1,737,407	$1,862,458

Restructuring costs included in segment profit for North America totaled $197 and $87 for the three months ended September 30, 2010 and 2009, respectively. International restructuring costs totaled $621and $4,370 for the three months ended September 30, 2010 and 2009, respectively. Eliminations and other totaled $0 and $(79) for the three months ended September 30, 2010 and 2009, respectively.

Restructuring costs included in segment profit for North America totaled $851 and $340 for the five months ended May 31, 2010 and four months ended September 30, 2010, respectively and $9,608 for the nine months ended September 30, 2009. International restructuring costs totaled $5,042 and $860 for the five months ended May 31, 2010 and four months ended September 30, 2010, respectively and $21,279 for the nine months ended September 30, 2009. Eliminations and other totaled $0 for the five months ended May 31, 2010 and four months ended September 30, 2010 and $1,984 for the nine months ended September 30, 2009.

17. Financial Instruments

Fair values of the Predecessor’s prepetition senior notes and prepetition senior subordinated notes approximated $256,106 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $505,300. Fair values of the Predecessor’s term loans approximated $512,828 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $520,637. As a result of the adoption of fresh-start accounting, all remaining amounts recorded related to the Predecessor’s prepetition senior notes, prepetition senior subordinated notes, and term loans were eliminated. See Note 3, “Fresh-Start Accounting.”

Fair values of the Debtors’ DIP financing approximated $177,188 at December 31, 2009, based on quoted market prices, compared to the recorded value totaling $175,000. Upon the Company’s emergence from bankruptcy, the DIP financing was repaid.

Fair values of the Senior Notes approximated $465,750 at September 30, 2010, based on quoted market prices, compared to the recorded value of $450,000.

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

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, accrued liabilities and other long-term liabilities.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, Canadian Dollar and the Euro against the Czech Koruna, Polish Zloty and U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) into cost of products sold were $52 and $79 for the three months ended September 30, 2010 and 2009, respectively. Amounts reclassified from AOCI into cost of products sold were $126 and $96 for the five months ended May 31, 2010, and four months ended September 30, 2010, respectively. Amounts reclassified from AOCI into cost of products sold were $(141) for the nine months ended September 30, 2009.

A summary of the outstanding contracts and the respective notional amounts is below:

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	4,950	63,372
United States Dollar	CAD	4,959	4,800
Czech Koruna	EUR	1,133	28,000
Polish Zloty	EUR	1,063	4,250
United States Dollar	EUR	1,597	2,075

At September 30, 2010, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

September 30, 2010
Asset/(liability)
Other current assets	$80
Accrued liabilities	(12)

$68

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract, which fixes the interest payment of a certain variable rate debt instrument, is accounted for as a cash flow hedge. As of September 30, 2010, the USD notional amount of this contract was $6,789. At September 30, 2010, the fair value before taxes of the Company’s interest rate swap contract was $363 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amounts reclassified from AOCI into interest expense for this swap was $61 for the three months ended September 30, 2010 and 2009. The amounts reclassified from AOCI into interest expense for this swap were $102 and $81 for the five months ended May 31, 2010 and four months ended September 30, 2010, respectively. The amounts reclassified from AOCI into interest expense for this swap were $70 for the nine months ended September 30, 2009. The amount to be reclassified in the next twelve months is expected to be approximately $201. The maturity date of this interest rate swap contract is September 2013.

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

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2010, are shown below:

Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(363)	$—	$—	$(363)
Forward foreign exchange contract	68	—	—	68

Total	$(295)	$—	$—	$(295)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the nine months ended September 30, 2010, is shown below:

Beginning Balance as of January 1, 2010 - Predecessor	$406
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	228
Included in other comprehensive income	87
Purchases, issuances and settlements	(228)

Balance as of May 31, 2010	$493
Total (gains) or losses (realized or unrealized) included in earnings (or changes in net liabilities)	177
Included in other comprehensive income	(198)
Purchases, issuances and settlements	(177)

Ending Balance as of September 30, 2010 - Successor	$295

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

	Predecessor	Successor
	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Total (gains) or losses included in earnings (or changes in net liabilities) for the period (above)	$228	$177
Change in unrealized (gains) or losses relating to assets still held at the reporting date	—	—

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

18. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. At September 30, 2010 and 2009, the Company had $39,040 and $33,428, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the four months ended September 30, 2010 and five months ended May 31, 2010, total accounts receivables factored was $31,510 and $40,592, respectively. The Company incurred a loss on the sale of receivables of $239 and $23 for the three months ended September 30, 2010 and 2009, respectively. Losses incurred on the sale of receivables were $377 and $320 for the five months ended May 31, 2010 and four months ended September 30, 2010, respectively and $573 for the nine months ended September 30, 2009; these amounts are recorded in other income (expense) in the consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. The severe global financial crisis that started in the second half of 2008 reduced vehicle demand overall with the low point occurring in 2009 with 8.6 million units in North America and 16.3 million units in Europe. IHS Automotive’s (formerly CSM Worldwide) September 2010 expected annualized light vehicle production volumes for 2010 are 11.8 million units in North America, while Europe’s volumes are expected to be 18.0 million units.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended September 30, 2010 were 3.0 million compared to 2.4 million for the three months ended September 30, 2009, an increase of approximately 25.3%, and European light vehicle production volumes for the three months ended September 30, 2010 were 4.0 million compared to 4.1 million for the three months ended September 30, 2009, a decrease of approximately 2.7%. According to IHS Automotive, actual North American light vehicle production volumes for the nine months ended September 30, 2010 were 8.9 million compared to 5.8 million for the nine months ended September 30, 2009, an increase of approximately 53.4%, and European light vehicle production volumes for the nine months ended September 30, 2010 were 13.7 million compared to 11.8 million for the nine months ended September 30, 2009, an increase of approximately 16.3%. According to IHS Automotive, North America and Europe light vehicle production volumes in the fourth quarter of 2010 is estimated at 2.8 million and 4.3 million units, respectively, which is a 0.1 million unit increase for North America and a 0.2 million unit decrease for Europe.

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

Results of Operations

(Dollar amounts in thousands except per share amounts)

		Predecessor	Successor
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Sales		$517,842	$585,650
Cost of products sold		435,775	483,559

Gross profit		82,067	102,091
Selling, administration & engineering expenses		52,658	68,584
Amortization of intangibles		194	3,842
Restructuring		4,378	818

Operating profit		24,837	28,847
Interest expense, net of interest income		(11,914)	(10,664)
Equity earnings		1,228	1,815
Reorganization items, net		(5,642)	—
Other income, net		5,930	5,454

Income before income taxes		14,439	25,452
Provision for income tax expense		3,773	4,443

Consolidated net income		10,666	21,009
Add: Net (income) loss attributed to noncontrolling interests		181	(176)

Net income attributable to Cooper-Standard Holdings Inc.		$10,847	$20,833

Net income available to Cooper-Standard Holdings Inc. common stockholders		N/A	$15,116

Basic net income per share attributable to Cooper-Standard Holdings Inc.		N/A	$0.86

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		N/A	$0.83

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Sales	$1,367,656	$1,009,128	$801,292
Cost of products sold	1,192,470	832,201	665,434

Gross profit	175,186	176,927	135,858
Selling, administration & engineering expenses	146,233	92,166	91,629
Amortization of intangibles	14,783	319	5,106
Impairment charges	362,699	—	—
Restructuring	32,871	5,893	1,200

Operating profit (loss)	(381,400)	78,549	37,923
Interest expense, net of interest income	(53,632)	(44,505)	(14,195)
Equity earnings	1,701	3,613	2,549
Reorganization items and fresh-start accounting adjustments, net	(5,642)	660,048	—
Other income (expense), net	13,679	(21,156)	5,024

Income (loss) before income taxes	(425,294)	676,549	31,301
Provision (benefit) for income tax expense	(31,339)	39,940	5,352

Consolidated net income (loss)	(393,955)	636,609	25,949
Add: Net (income) loss attributed to noncontrolling interests	496	(322)	(186)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(393,459)	$636,287	$25,763

Net income available to Cooper-Standard Holdings Inc. common stockholders	N/A	N/A	$18,328

Basic net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$1.05

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	N/A	N/A	$1.00

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Sales. Our sales increased to $585.7 million in the third quarter of 2010 from $517.8 million in the third quarter of 2009, an increase of $67.9 million, or 13.1%. The improvement is a result of a significant increase in volumes primarily in North America and Asia Pacific partially offset by a decline in certain regions of Europe. The increased volume was partially offset by foreign currency exchange, which had a net unfavorable impact on sales of $10.5 million.

Gross Profit. Gross profit increased $20.0 million from $82.1 million in the third quarter of 2009 to $102.1 million in the third quarter of 2010. As a percentage of sales, gross profit increased to 17.4% of sales in the third quarter of 2010 as compared to 15.8% of sales in the third quarter of 2009. The improved gross profit and gross profit margin is a result of the increase in volumes in most of the regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs.

Selling, Administration and Engineering. Selling, administration and engineering expenses increased $15.9 million to $68.6 million in the third quarter of 2010 compared to $52.7 million in the third quarter of 2009, primarily due to the restoration of certain employee pay and benefits.

Restructuring. Restructuring charges decreased $3.6 million to $0.8 million in the third quarter of 2010 compared to $4.4 million in the third quarter of 2009, primarily due to timing of restructuring initiatives in 2010.

Interest Expense, Net. Interest expense of $10.7 million for the three months ended September 30, 2010 is primarily interest on our senior notes. Interest expense of $11.9 million for the three months ended September 30, 2009 includes interest on some of our prepetition debt obligations and debtor-in-possession financing which were no longer outstanding upon the emergence from bankruptcy. During 2009 we ceased recording interest expense on certain prepetition debt obligations.

Other Income. Other income of $5.5 million in the third quarter of 2010 compared to $5.9 million in the same period in 2009 was primarily attributable to foreign currency gains.

Provision for Income Tax Expense (Benefit). For the three months ended September 30, 2010, the Company recorded income tax provision of $4.4 million on earnings before income taxes of $25.5 million. This compares to an income tax provision of $3.8 million on income before income taxes of $14.4 million for the same period of 2009. Income tax rate for the three months ended September 30, 2010 differs from statutory rates due to the impact of deferred taxes recorded on income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the United States and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Four Months Ended September 30, 2010, Five Months Ended May 31, 2010 and Nine Months Ended September 30, 2009

Due to our adoption of fresh-start reporting on May 31, 2010, the accompanying Consolidated Statements of Operations include the year-to-date results of operations for the five months ended May 31, 2010 of the Predecessor and the four months ended September 30, 2010 of the Successor.

For the period ended May 31, 2010, we recognized a gain of approximately $660.0 million for reorganization items as a result of the bankruptcy proceedings and the effects of fresh-start accounting. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

In addition, we recognized charges of approximately $9.9 million in the four months ended September 30, 2010 as a result of the bankruptcy proceedings and the adoption of fresh-start accounting. The majority of these charges related to the inventory fair value adjustment of approximately $8.1 million, which was recognized in cost of sales in the four months ended September 30, 2010 as the inventory was sold.

Sales. Sales for the four months ended September 30, 2010 were $801.3 million. Sales were favorably impacted by a significant increase in volume, partially offset by unfavorable foreign exchange of $18.0 million. Sales were $1,009.1 million for the five months ended May 31, 2010. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $52.5 million. Sales for the nine months ended September 30, 2009 were $1,367.7 million.

Gross Profit. Gross profit for the four months ended September 30, 2010 and the five months ended May 31, 2010 were $135.9 million and $176.9 million, respectively. Gross profit as a percentage of sales was 17.0% for the four months ended September 30, 2010 and 17.5% for the five months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The four months ended September 30, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold. Gross profit and gross profit as a percentage of sales for the nine months ended September 30, 2009 were $175.2 million and 12.8%, respectively.

Selling, Administration and Engineering. Selling, administration and engineering expenses for the four months ended September 30, 2010 were $91.6 million and $92.2 million for the five months ended May 31, 2010. Both periods were primarily impacted by the restoration of certain employee pay and benefits. Selling, administration and engineering expenses were $146.2 million for the nine months ended September 30, 2009.

Impairment Charges. In the second quarter of 2009, we recorded a goodwill impairment charge of $157.2 million. In addition, impairment charges of $202.5 million related to certain intangible assets and impairment charges of $3.0 million related to certain fixed assets were recorded. During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill. Such events included: a) the chapter 11 bankruptcy of two of our main customers, Chrysler LLC and General Motors, and unplanned plant shut-downs; b) continued product volume risk and negative product mix changes; c) our commencement of negotiations with our sponsors, senior secured lenders, and bondholders to recapitalize our long term debt and equity; d) our recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; and e) our decision to defer our June 15, 2009 interest payment on our prepetition notes pending the outcome of our quarterly financial results, an analysis of whether we would meet our financial covenants for the past quarter and negotiations with our various constituencies. As a result of the combination of the above factors, we significantly reduced our second quarter projections.

Restructuring. Restructuring charges were $1.2 million for the four months ended September 30, 2010, $5.9 million for the five months ended May 31, 2010, primarily representing the continuation of previously announced actions, and $32.9 million for the nine months ended September 30, 2009. The nine months ended September 30, 2009 was affected by the final phase of the Company’s global product line operating divisions that were initiated in the first quarter of 2009. Restructuring charges of $21.3 million of this phase were recognized for the nine months ended September 30, 2009.

Interest Expense, net. Interest expense for the four months ended September 30, 2010 consisted primarily of interest on our senior notes. Interest expense for the five months ended May 31, 2010 includes $28.0 million of interest from the period August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligations was recorded when our Plan of Reorganization was approved by the claimholders. Interest expense for the nine months ended September 30, 2009 includes interest on all of our prepetition debt obligations and debtor-in-possession financing.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the five months ended May 31, 2010, we recognized a gain of $520.1 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a gain of $139.9 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

Other Income (Expense). Other income for the four months ended September 30, 2010 was $5.0 million, which consisted primarily of foreign currency gains. Other expense of $21.2 million for the five months ended May 31, 2010, consisted primarily of foreign currency losses. For the nine months ended September 30, 2009, other income consisted of a gain of $9.1 million on the repurchase of debt, $7.8 million of foreign currency gains, and $3.3 million of losses on interest rate swaps and sale of receivables.

Provision for Income Tax Expense (Benefit). For the five months ended May 31, 2010 and the four months ended September 30, 2010, the Company recorded income tax provisions of $39.9 million and $5.4 million on earnings before income taxes of $676.6 million and $31.3 million, respectively. This compares to an income tax benefit of $(31.3) million on losses before income taxes of $(425.3) million for the nine months ended September 30, 2009. Income tax expense for the five months ended May 31, 2010 and the four months ended September 30, 2010 differ from statutory rates due to the impact of deferred taxes recorded on fresh-start adjustments, income taxes on foreign earnings, the inability to record a tax benefit for pre-tax losses in the United States and certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The Company evaluates segment performance based on segment profit before tax. The following table details information on the Company’s business segments:

		Predecessor	Successor
		Three Months Ended September 30, 2009	Three Months Ended September 30, 2010
Sales
North America		$251,700	$316,585
International		266,142	269,065

		$517,842	$585,650

Segment profit (loss)
North America		$20,036	$29,122
International		(5,597)	(3,670)

		$14,439	$25,452

	Predecessor		Successor
	Nine Months Ended September 30, 2009	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010
Sales
North America	$632,234	$508,738	$432,981
International	735,422	500,390	368,311

	$1,367,656	$1,009,128	$801,292

Segment profit (loss)
North America	$(259,702)	$590,121	$37,255
International	(165,592)	86,428	(5,954)

	$(425,294)	$676,549	$31,301

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

North America. Sales increased $64.9 million, or 25.8%, primarily due to stronger sales production volume and favorable foreign exchange of $4.1 million. Segment profit for the third quarter of 2010 increased by $9.1 million compared to the third quarter of 2009. Segment profit also increased due to volume and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, and slightly higher raw material costs.

International. Sales increased $2.9 million, or 1.1%, primarily due to an increase in sales volume offset by unfavorable foreign exchange of $14.6 million. Segment loss for the third quarter of 2010 improved by $1.9 million compared to the third quarter of 2009. Segment loss also improved due to the increase in volumes and the favorable impact of our lean savings. Segment loss was negatively impacted by the restoration of certain employee pay and benefits, and slightly higher raw material costs.

Four Months Ended September 30, 2010, Five Months Ended May 31, 2010 and Nine Months Ended September 30, 2009

North America. Sales for the four months ended September 30, 2010 were $433.0 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $6.3 million. Sales for the five months ended May 31, 2010 were $508.7 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $19.3 million. Sales for the nine months ended September 30, 2009 were $632.2 million. Segment profit for the four months ended September 30, 2010 was $37.3 million, which was favorably impacted by the improved volumes, our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment profit for the five months ended May 31, 2010 was $590.1 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $565.1 million was recognized in the North America segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders. Segment loss for the nine months ended September 30, 2009 was $259.7 million, which included impairment charges of $242.2 million for goodwill, intangibles and fixed assets.

International. Sales for the four months ended September 30, 2010 were $368.3 million. Sales were favorably impacted by a significant increase in volume partially offset by unfavorable foreign exchange of $24.3 million. Sales for the five months ended May 31, 2010 were $500.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $33.2 million. Sales for the nine months ended September 30, 2009 were $735.4 million. Segment loss for the four months ended September 30, 2010 was $6.0 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits and unfavorable foreign exchange partially offset by the improved volumes and our lean savings. Segment profit for the five months ended May 31, 2010 was $86.4 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $94.9 million was recognized in the International segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment loss for the nine months ended September 30, 2009 was $165.6 million, which included impairment charges of $120.5 million for goodwill, intangibles and fixed assets.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of the Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. See the Notes to the Condensed Consolidated Financial Statements for discussion of restructuring activities during the three and nine months ended September 30, 2010.

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

Cash Flows

Operating activities. Cash flows provided by operations were $80.3 million for the four months ended September 30, 2010, which includes $17.0 million of cash provided by changes in operating assets and liabilities. Cash flows used in operations were $75.4 million for the five months ended May 31, 2010, which were a result of an increase in our working capital requirements due to the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP facility. Cash flows provided by operations were $30.2 million for the nine months ended September 30, 2009, which included $28.8 million of changes in operating assets and liabilities.

Investing activities. Cash used in investing activities was $23.4 million for the four months ended September 30, 2010, which consisted primarily of $23.5 million of capital spending. Cash used in investing activities was $19.1 million for the five months ended May 31, 2010, which consisted of $22.9 million of capital spending offset by proceeds from sale of assets and other of $3.9 million. Cash used in investing activities was $25.2 million for the nine months ended September 30, 2009, which was primarily capital spending. We anticipate that we will spend approximately $50.0 million to $60.0 million on capital expenditures for the Successor period in 2010.

Financing activities. Net cash provided by financing activities totaled $0.3 million for the four months ended September 30, 2010, which consisted primarily of an increase in short term debt, partially offset by dividends paid and payments on long-term debt. Net cash used in financing activities totaled $112.6 million for the five months ended May 31, 2010, which primarily resulted from activities related to our emergence from bankruptcy. Payments for settlement on our prepetition debt, DIP facility, debt issuance costs and backstop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355.0 million and our senior notes offering of $450.0 million. Net cash provided by financing activities totaled $118.9 million for the nine months ended September 30, 2009, which consisted primarily of $108.0 million of debtor-in-possession financing, net of debt issuance cost and increased short term debt partially offset by normal debt payments and repurchase of bonds.

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

Our current revenue forecast for 2010 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 11.8 million units and 18.0 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our senior ABL facility or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our senior ABL facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (dollars in millions):

	Predecessor	Successor
	Five Months Ended May 31, 2010	Three Months Ended September 30, 2010	Four Months Ended September 30, 2010
Net income	$636.3	$20.8	$25.8
Provision for income tax expense	39.9	4.4	5.4
Interest expense, net of interest income	44.5	10.7	14.2
Depreciation and amortization	35.7	28.1	36.9

EBITDA	$756.4	$64.0	$82.3
Reorganization and fresh-start accounting adjustments (1)	(660.0)	—	—
Restructuring (2)	5.9	0.8	1.2
Foreign exchange gains/losses (3)	17.2	—	(0.1)
Inventory write-up (4)	—	—	8.1
Stock-based compensation (5)	0.2	2.7	3.6
Other	0.3	(0.3)	(0.3)

Adjusted EBITDA	$120.0	$67.2	$94.8

(1)	Reorganization and bankruptcy-related expenses, including professional fees.
(2)	Includes non-cash restructuring.
(3)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(4)	Write-up of inventory to fair value at the Effective Date.
(5)	Non-cash stock amortization expense and non-cash stock option expense.

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

For further information on fresh-start accounting, see Note 3, “Fresh-Start Accounting,” to the consolidated financial statements included in this Report.

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

Such risks, uncertainties, and other important factors include, among others: the effect of our emergence from chapter 11 on us; the ability to maintain contracts and suppliers and customer relationships; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended December 31, 2009, Item 1A. Risk Factors in Part II of our Form 10-Q for the quarterly period ended March 31, 2010, and Item 1A. Risk Factors in Part II of our Form 10-Q for the quarterly period ended June 30, 2010 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing for bankruptcy, the Company had entered into derivative financial instruments to monitor its exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. As of September 30, 2010, we had $6.0 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $0.1 million per year.

At September 30, 2010 we had one interest rate swap contract outstanding with $6.8 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 3, 2009, we filed a voluntary petition for relief in the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. We continued to operate our businesses and owned and managed our properties as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code until we emerged from protection under chapter 11 of the Bankruptcy Code on May 27, 2010. See Note 2. “Reorganization Under Chapter 11” to our consolidated financial statements.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 12, 2010	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2010	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Vice President and Chief Financial Officer (Principal Financial Officer)

November 12, 2010	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Vice President and Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith