Form 10-K
period 2010-12-31
Cooper-Standard Holdings Inc.
filed 2011-03-21
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (248) 596-5900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2010 was $258,799,060.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of March 16, 2011 was 18,376,112 shares.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company”, “Cooper-Standard”, “we” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.

We believe that we are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that we manufacture and one of the largest North American producers of AVS business. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 66 manufacturing locations and nine design, engineering, and administrative locations in 18 countries around the world.

Approximately 81% of our sales in 2010 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), and Chrysler Group LLC ( “Chrysler” ) (collectively, the “Detroit 3”), Fiat, Volkswagen/Audi Group, Renault/Nissan, PSA Peugeot Citroën, Daimler, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 19% of our 2010 sales were primarily to Tier I and Tier II automotive suppliers and non-automotive manufacturers. In 2010, our products were found in each of the 20 top-selling models in North America and in 19 of the 20 top-selling models in Europe. Our principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and our telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Annual Report on Form 10-K.

Corporate History and Business Developments

Cooper-Standard Holdings Inc. was formed and capitalized in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc.

In February 2006, we acquired fifteen fluid handling systems operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc. In August 2007, we acquired Metzeler Automotive Profile Systems sealing systems operations (“MAPS”) from Automotive Sealing Systems S.A. We completed a related acquisition of a joint venture interest in India (“MAP India”) in December 2007. In addition to the FHS and MAPS acquisitions, we acquired a hose manufacturing operation in Mexico from the Gates Corporation and a fuel rail manufacturing operation in Mexico from Automotive Component Holdings, LLC, in 2005 and 2007, respectively.

We operate from two divisions, North America and International (covering Europe, South America and Asia). This operating structure allows us to maintain our full portfolio of global products, as well as support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world.

We have implemented a number of restructuring initiatives in recent years, including the global restructuring of our operating structure in 2009 as well as the closure of facilities in North America, Europe and Asia. For information on these restructuring initiatives, see Note 5. “Restructuring” to the consolidated financial statements.

Reorganization

On August 3, 2009, Cooper-Standard Holdings Inc. and each of its direct and indirect wholly-owned U.S. subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On August 4, 2009, our Canadian subsidiary, Cooper-Standard Automotive Canada Limited (“CSA Canada”) commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice (Commercial List) in Toronto, Canada (the “Canadian Court”). Our subsidiaries and operations outside the United States and Canada were not included in the Chapter 11 cases or the Canadian proceedings (other than CSA Canada) and continued to operate in the ordinary course of business.

On March 26, 2010, the Debtors filed with the Bankruptcy Court their Second Amended Joint Chapter 11 Plan of Reorganization (as amended and supplemented, the “Plan of Reorganization”) and their First Amended Disclosure Statement with the Bankruptcy Court. On May 12, 2010, the Bankruptcy Court entered an order confirming our Plan of Reorganization. The Canadian Court sanctioned CSA Canada’s second amended plan of compromise and arrangement on April 16, 2010.

On May 27, 2010, the effective date of our Plan of Reorganization, we consummated the reorganization and emerged from Chapter 11.

Following the effective date of our Plan of Reorganization, our capital structure consisted of the following:

•

Senior ABL Facility. A senior secured asset-based revolving credit facility in the aggregate principal amount of $125 million (the “Senior ABL Facility”), which contains an uncommitted $25 million “accordion” facility that will be available at our request if the lenders, at the time, consent.

•	8 1/2% Senior Notes due 2018. $450 million of senior unsecured notes (the “Senior Notes”) that bear interest at 8 1/2% per annum and mature on May 1, 2018.

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

In addition, on the effective date of our Plan of Reorganization, we issued to certain officers and key employees (i) 757,896 shares of our common stock as restricted stock, plus an additional 104,075 shares of our common stock as restricted stock that may be reduced subject to realized dilution on the warrants, (ii) 41,664 shares of our 7% preferred stock as restricted 7% preferred stock and (iii) 702,509 options to purchase shares of common stock, plus an additional 78,057 options to purchase shares of our common stock that may be reduced subject to realized dilution on the warrants. On the day after the effective date of our Plan of Reorganization, we issued to certain of our directors and Oak Hill Advisors L.P. and its affiliates 26,448 shares of our common stock as restricted stock and 58,386 options to purchase shares of our common stock. We also reserved up to 780,566 shares of our common stock for future issuance to management and board of directors. On July 19, 2010 we paid a dividend to holders of our outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

On the effective date of our Plan of Reorganization, our prepetition equity, debt and certain other obligations were cancelled, terminated and repaid, as applicable, as follows:

•	Our prepetition common stock and other equity interests were cancelled, and no distributions were made to former equity-holders.

•

All outstanding obligations under our prepetition senior notes and prepetition senior subordinated notes were cancelled and the indentures governing these obligations were terminated in exchange for shares and warrants.

•	Our prepetition credit agreement and the Debtors’ Debtor-in-Possession Credit Agreement (the “DIP credit agreement”) were paid in full.

The consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”).

Business Strategy

Sustain and improve operational excellence to strengthen global organization

We seek to optimize our business and cost structure to keep pace with the rapidly changing global automotive industry, with an emphasis on reducing our overall cost structure and making our manufacturing operations more efficient. Our primary areas of focus are:

•

Identifying and implementing lean manufacturing initiatives. Our lean manufacturing initiatives focus on optimizing manufacturing by eliminating waste, controlling costs and enhancing productivity. Lean manufacturing initiatives have been implemented at each of our manufacturing and design facilities and continue to be an important element in sustaining our operational excellence.

•

Expand global footprint. We are supplementing our Western European operations with Central and Eastern European facilities to support our customers’ evolving footprints. In addition, we continue to expand our operations in China, India and Mexico.

•

Consolidating facilities to reduce cost structure and improve capacity utilization. Our capacity utilization efforts are designed to streamline our global operations and include taking advantage of opportunities to reduce our overall cost structure by consolidating and closing facilities. For example, in the second half of 2009, we closed two manufacturing facilities, one located in Ohio and another located in Germany, and in March 2010, we announced the closure of our manufacturing facility in Spain. Also, in February 2011, we announced the closure of a manufacturing facility in Ohio. We will continue to take a disciplined approach to evaluating opportunities that would improve our efficiency, profitability and cost structure.

•

Maintaining flexibility in all areas of our operations. Our operational capital needs are generally lower than many companies in our industry and a major portion of our manufacturing machinery is movable from job-to-job, providing us flexibility in adapting to market changes and serving customers worldwide.

Leverage Technology for Innovation and Growth

We will draw on our technical expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material options for enhanced vehicle performance. We believe our reputation for successful innovation in product design and material usage is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.

Recent innovations that highlight our ability to combine materials and product design expertise can be found in the following products:

•	Safe Seal™. Safe Seal™ is a body sealing product featuring sensors built into the seal capable of reversing power windows, doors and partitions to prevent injury.

•	Our new Multi-State Mount. The vacuum actuated mount responds to bi-modal and tri-modal inputs from the onboard vehicle computer. As a result of receiving inputs from the on-board vehicle computer we are now able to more precisely tune the mounts in real time to the engine/vehicle frequency characteristics allowing us to dissipate engine noise and vibration during varying driving/road conditions.

•

Direct Injection Fuel Rail. Direct Injection Fuel Rails draw upon our innovative welding and brazing processes as well as our understanding of metal dynamics to create high pressure capability. This allows us to provide fuel rails for advanced direct injection engines which improve fuel economy and performance.

•	Stratlink™. Utilizing our internal material engineering capabilities, we have developed a rubber compound that performs equally with externally sourced compounds, which will significantly reduce cost.

•

PlastiCool. PlastiCool is a low cost, low weight, high temperature alternative to metal and rubber hose currently used in transmission cooling that offers a more robust joint design, improving quality and potentially reducing warranty costs. Additionally, because the material is smaller than current alternatives, it allows for greater design flexibility.

Continued emphasis on fuel efficiency, global platforms and emerging markets

We believe that by focusing on fuel efficiency, global platforms and emerging markets, we will be able to solidify and expand our global leadership position.

•

Fuel efficiency. With the recent shift in customer preferences toward light weight, fuel efficient vehicles, we intend to target small car, hybrid and alternative powertrains and increase the content we provide to these platforms. We believe that furthering our position in the small car and hybrid market and alternative powertrains market will allow us to increase market share, create greater economies of scale and provide more opportunities to partner with customers.

•

Global platforms. Our global presence makes us one of the select few manufacturers in our product areas who can take advantage of the many business opportunities that are becoming available worldwide as a result of the OEMs’ expanding emphasis on global platforms. Ten of our top twenty global vehicles in the fourth quarter of 2010 were based on global platforms which is evidence that customers look to us for global vehicle platform support.

•

Emerging markets. China, India and South America will continue to be regions of emphasis as their light vehicle market is projected to grow substantially as their economies continue to develop. In fact, seventy percent of global vehicle production is expected to come from emerging markets over the next five years (IHS Global Vehicle Production Forecast September 28, 2010).

Developing systems solutions and other value-added products

We believe that significant opportunities exist to grow by providing complete subsystems, modules and assemblies. As a leader in design, engineering and technical capabilities, we focus on improving products, developing new technologies and implementing more efficient processes in each of our product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust and noise. Our AVS products are an important contributor to vehicle quality, significantly improving ride and handling. Our fluid handling modules and subsystems are designed to increase functionality and decrease costs to the OEM, which can be the deciding factor in winning new business.

Pursue acquisitions and alliances to enhance capabilities and accelerate growth

We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs’ desire for fewer supplier relationships. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. In addition, we believe joint ventures allow us to penetrate new markets with less risk and capital investment than acquisitions. We currently operate through several successful joint ventures, including those with Nishikawa Rubber Company, Zhejiang Saiyang Seal Products Co., Ltd., Guyoung Technology Co. Ltd. (“Guyoung”), Hubei Jingda Precision Steel Tube Industry Co., Ltd. (“Jingda”), Huayu- Cooper Standard Sealing Systems Co. Ltd. (“HASCO”) an affiliate of Shanghai Automotive Industry Corporation, and Toyoda Gosei Co., Ltd. (“Toyoda Gosei”).

Developing business in non-automotive markets

While the automotive industry will continue to be our core business, we supply other industries with products using our expertise and material compounding capabilities. For example, we supply parts to customers in the technical rubber business and develop and produce synthetic rubber products for a variety of industry applications, including aircraft flooring, commercial flooring, insulating sheets for power stations, non-slip step coverings and rubber for appliances and construction applications. In our technical rubber business we fabricate products from a wide variety of elastomer compounds and can custom fit many applications.

Products

We supply a diverse range of products on a global basis to a broad group of customers across a wide range of vehicles. Our principal product lines are body and chassis products and fluid handling products. For the years ended December 31, 2008, 2009, and 2010, body and chassis products accounted for 66%, 65% and 66%, respectively, of our sales, and fluid handling products accounted for 34%, 35% and 34%, respectively, of our sales. The top ten vehicle platforms we supply accounted for approximately 28% of our sales in 2008, 32% of our sales in 2009 and 33% of our sales in 2010. Our principal product lines are described below.

Product Lines	Solutions	Products & Modules	Market Position*
Body & Chassis:
Body Sealing	Protect vehicle interiors from weather, dust and noise intrusion	Extruded rubber and thermoplastic sealing, weather strip assemblies and encapsulated glass products	#1 globally

Anti-Vibration	Control and isolate noise and vibration in the vehicle to improve ride and handling	Engine and body mounts, dampers, isolators, springs, stamped or cast metal products and rubber products	#3 North America

Fluid Handling	Control, sense, measure and deliver fluids and vapors throughout the vehicle	Pumps, tubes and hoses, connectors and valves (individually and in systems and subsystems)	#2 globally

*	Market positions are management’s estimates, which are based on reports prepared by industry consultants commissioned by us in 2008.

Body & chassis products

We are a leading global supplier of automotive body sealing and AVS products. Body sealing products protect vehicle interiors from weather, dust and noise intrusion. AVS products isolate and reduce noise and vibration to improve ride and handling. Body sealing and AVS products lead to a better driving experience for all occupants. For the years ended December 31, 2008, 2009 and 2010, we generated approximately 66%, 65% and 66%, respectively, of total corporate revenue from the sale of body and chassis products (before corporate eliminations).

Body sealing

Based on third party analysis, we are the leading global supplier of body sealing products to the automotive industry. We are known throughout the industry to be a leader in providing innovative design and manufacturing solutions for complex automotive designs.

Our body sealing products are comprised of ethylene propylene diene M-class rubber, (“EPDM-synthetic rubber”) and thermoplastic elastomers, or TPE. The typical production process involves mixing of rubber compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding and assembly. Below is a description of our primary sealing products:

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

Trunk lid and lift gate seals: Located on body flanges in the trunk or lift gate compartment offering protection against water and dust penetration.

Lower door seals/rocker seals: Offers protection in the “rocker” area against water and dust penetration. Reduces road noise from entering the cabin during high speed driving.

Sunroof seals: Creates a narrow sealing space and minimize resistance for the sunroof.

Static seals

Designed for stationary areas of the vehicle body. The seals function to isolate cockpit occupants from exterior climate conditions such as wind noise and water for improved vehicle experience.

Belt line seal: Provides protection against water, dust and noise for driver and passenger door movable glass.

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

AVS

Based on third party analysis, we are one of the leading suppliers of AVS products in North America. We are known in North America for utilizing our advanced development and testing of AVS products and subsystems to provide innovative solutions.

Our AVS products include components manufactured with various types of rubber–natural rubber, butyl or EPDM in combination with stamped steel, aluminum or cast iron sub-components. Additionally, we supply brackets that are manufactured from stamped steel, aluminum or cast iron as individual final products. The typical production process for a rubber and metal product involves mixing of rubber compounds, metal preparation (cleaning and primer application), injection molding of the rubber and metals, final assembly and testing as required based on specific products. Below is a description of our primary chassis products:

Product Category	Description
Body/cradle mounts

Enable isolation of the interior cabin from the vehicle body reducing noise, vibration and harshness.

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

Multi-State Engine Mounts: This new innovative technology responds up to three separate inputs from the on- board vehicle computer and utilizing vacuum actuation. The Multi State Mount is designed to improve isolation and ride control for Wide Open Throttle (WOT) and Part Open Throttle (POT), as well as provide increased rigidity during highway cruising.

Suspension

Provides for needed flexibility in suspension components and eliminates noise vibration from entering the interior cabin.

Hydrobushing: Similar benefits to hydromounts; however, these are designed to be installed in a link or control versus a bracket attached to a vehicle.

Mass damper: Developed to counteract a specific resonance at a specific frequency to eliminate undesirable vibration.

Fluid handling products

We are one of the leading global integrators of fluid subsystems and components that control, sense and deliver fluids and vapors in motor vehicles. We believe we are the second largest global provider of fluid handling system products manufactured in our industry. We offer an extensive product portfolio and are positioned to serve our diverse customer base around the world. Utilizing our core competencies in thermal management, emissions management and fuel and brake delivery systems, we strive to create the highest value for our global customers by engineering unique solutions that anticipate and exceed their needs through Design for Six Sigma, seamless launches, lean enterprise principles and key strategic alliances. For the years ended December 31, 2008, 2009 and 2010, we generated approximately 34%, 35% and 34% of total corporate revenue from the sale of fluid handling products (before corporate eliminations).

We support the green technology trend as our customers expand towards hybrids and alternative powertrains required to meet future fuel efficiency demands. We provide thermal management solutions that enhance hybrid and electric vehicle powertrain cooling systems and offer bio-fuel compatible materials for alternative fuel vehicles. Our products support improved fuel economy initiatives with light weight, high performance plastic and aluminum materials that reduce weight and offer an improved value equation. We specialize in complete fuel system integration encompassing products from the fuel rail to the fuel tank lines. We support reduced emissions through the control of the flow and temperature of exhaust gas.

Our fluid handling products are principally found in four major vehicle systems: thermal management; fuel and brake; emissions management; and power management. Below is a description of our primary fluid handling products:

Product Category	Description
Thermal Management	Direct, control and transport oil, coolant, water and other fluids throughout the vehicle

	Engine oil cooling subsystems with over-molded connections	Transmission oil cooling subsystems

	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies

	Engine oil cooling quick connects	Engine oil level indicator tube assemblies

	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings

	Coolant subsystems	Bypass valves

	Radiator and heater hoses	Auxiliary oil coolers

Fuel & Brake	Direct, control and transport fuel, brake fluid and vapors throughout the vehicle

	Fuel supply and return lines	Flexible brake lines

	Fuel/Vapor quick connects	Vacuum brake hoses

Fuel/Vapor lines

Emissions Management	Direct, control and transmit emission vapors and fluids throughout the vehicle

	Fully integrated exhaust gas recirculation modules	Exhaust gas recirculation valves

	EGR coolers and bypass coolers	DPF lines

	Exhaust gas recirculation tube assemblies	Secondary air tubes

Power Management	Direct, control and transmit power management fluids throughout the vehicle

	High pressure roof lines	Power steering pressure and return lines

	Hydraulic clutch lines	Air bag tubes

Supplies and Raw Materials

Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage spikes in raw material prices. These actions include material substitutions and leveraging our global purchases. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the most efficient use of materials through scrap reduction, as well as standardization of material specification to maximize leverage over a higher volume purchase.

The primary raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, natural rubber, process oil and plastic components.

Patents and Trademarks

We believe one of our competitive advantages is our application of technological innovation to customer challenges. We hold over 300 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing and Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. Our patents are grouped into two major categories: (1) products, which relate to specific product invention claims for products which can be produced, and (2) processes, which relate to specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one patent would materially affect our company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets.

We also have technology sharing and licensing agreements with various third parties, including Nishikawa Rubber Company, one of our joint venture partners in body sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain body sealing products we sell. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services.

We own or have licensed several trademarks that are registered in many countries, enabling us to protect and market our products worldwide. Key trademarks include StanPro® (aftermarket trim seals), SafeSeal™ (obstacle detection sensors), and Stratlink™ (proprietary TPV polymer).

Seasonality

Historically, sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry and lower production may prevail without the impact of seasonality. Historically, model changeover periods have typically resulted in lower sales volumes during July, August and December. During these periods of lower sales volumes, profit performance is reduced but working capital often improves due to the continued collection of accounts receivable.

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our body and chassis products compete with Toyoda Gosei, Trelleborg, Tokai, Vibracoustic, Paulstra, Hutchinson, Henniges, SaarGummi and Standard Profil, among others. Our fluid handling products compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech, Pierburg and Gustav Wahler, along with numerous smaller companies in this competitive market.

Industry Structure

The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs, and component suppliers rely on high levels of vehicle sales and production to be successful.

The automotive supplier industry is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include price, quality, service, performance, design and engineering capabilities, innovation, timely delivery and, more recently, financial stability. Over the last decade, those suppliers that have been able to achieve manufacturing scale, reduce structural costs, diversify their customer base and establish a global manufacturing footprint have been successful.

Among the leading drivers of new vehicle demand is the availability of consumer credit to finance purchases. Beginning in late 2008, turmoil in the global credit markets and the recession in the United States and global economies led to a severe contraction in the availability of consumer credit. As a result, global vehicle sales volumes plummeted, led by severe declines in the mature North American and European markets. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.6 million units, while European light vehicle industry production declined by approximately 20% from 2008 levels to 16.3 million units. The decline was less pronounced in Asia, where volumes were down only approximately 1% from 2008 levels to 26.6 million units. This resilience was largely attributable to the continued expansion of the Chinese and Indian markets, both of which are expected to continue to increase as a share of the global automotive market in the coming years.

The severe decline in vehicle sales and production in 2009 led to major restructuring activity in the industry, particularly in North America. GM and Chrysler reorganized through Chapter 11 bankruptcy proceedings and the Detroit 3 undertook other strategic actions, including the divestiture or discontinuance of non-core businesses and brands and the acceleration or broadening of operational and financial restructuring activities. A number of significant automotive suppliers, including us, restructured through Chapter 11 bankruptcy proceedings or through other means.

Several significant trends and developments are now contributing to improvement in the automotive supplier industry. These include improved retail vehicle sales and production in North America in the fourth quarter of 2009 and throughout 2010, a more positive credit environment, the continued growth of new markets in Asia, particularly China, and increased emphasis on “green” and other innovative technologies.

Customers

We are a leading supplier to the Detroit 3 in each of our product categories and are increasing our presence with European and Asian OEMs. During the year ended December 31, 2010, approximately 28%, 16%, 7%, 6% and 6% of our sales were to Ford, GM, Fiat, Volkswagen/Audi and Chrysler, respectively, as compared to 31%, 14%, 8%, 7% and 4%, respectively, for the year ended December 31, 2009. Our other major customers include OEMs such as Renault/Nissan, PSA Peugeot Citroën, BMW, Daimler and various Indian and Chinese OEMs. We also sell products to Visteon/ACH, Toyota, Porsche, and through Nishikawa Standard Company (“NISCO”), Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.

Backlog

Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments, and as such we do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally six to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ approximately 465 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of recyclable materials. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. We also devote considerable research and development resources into AVS, resulting in high value, state-of-the-art solutions for our customers. These activities are applied not only in our AVS product lines, but also in vehicle sealing (noise transmission isolation and abatement via vehicle windows and doors), fuel delivery systems (isolation of fuel injectors on fuel rails) and thermal management (noise and vibration free coolant pumps and valves). We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $81.9 million, $62.9 million, and $68.8 million in 2008, 2009, and 2010, respectively, on research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets such as China, Korea, and India, to acquire new customers and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, joint ventures have proven valuable in establishing new relationships with North American manufacturers. For example, we have business with Honda through our NISCO joint venture. In 2005, we acquired a 20% equity interest in and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings, which built a manufacturing facility in Alabama that services Hyundai. As part of the acquisition of the MAPS business in 2007, we acquired a 47.5% equity interest in Huayu-Cooper Standard Sealing Systems Co. Ltd. (formerly known as Shanghai SAIC-Metzler Sealing Systems Co. Ltd.), a joint venture with Shanghai Automotive Industry Corporation, which also owns a 47.5% equity interest, and Shanghai Qinpu Zhaotun Collective Asset Management Company, which owns the remaining 5% equity interest. This joint venture business is the leading manufacturer of automotive sealing products in China. Also, in 2007, we acquired a 74% equity interest in MAP India, a joint venture with Toyoda Gosei Co., Ltd., which owns the remaining 26% equity interest. MAP India is a leading manufacturer of automotive sealing products in India.

Geographic Information

In 2010, we generated approximately 52% of our sales in North America, 34% in Europe, 6% in South America and 8% in Asia/Pacific. Approximately 27% of our sales were generated from our United States operations and approximately 73% of our sales were generated from our operations in all other countries, including 14%, 11% and 10% generated from our Mexican, German and Canadian operations, respectively.

In 2009, we generated approximately 47% of our sales in North America, 40% in Europe, 6% in South America and 7% in Asia/Pacific. Approximately 27% of our sales were generated from our United States operations and approximately 73% of our sales were generated from our operations in all other countries, including 14%, 11% and 9% generated from our German, Mexican and Canadian operations, respectively.

In 2008, we generated approximately 48% of our sales in North America, 42% in Europe, 5% in South America and 5% in Asia/Pacific. Approximately 26% of our sales were generated from our United States operations and approximately 74% of our sales were generated from our operations in all other countries, including 17%, 12% and 10% generated from our German, Canadian and Mexican operations, respectively.

Employees

As of December 31, 2010, we had approximately 19,000 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and international union agreements in 2010 and have several contracts set to expire in the next twelve months. As of December 31, 2010, approximately 31% of our employees were represented by unions and approximately 14% of the unionized employees were located in the United States.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims, or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites, which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental laws or regulations, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our businesses, results of operations, and financial condition. For example, while we are not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency, and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future.

Market Data

Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data available from IHS Automotive (formerly CSM Worldwide), an independent market research firm.

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

Available Information

We make available free of charge on or through our Internet website (http://www.cooperstandard.com) our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Executive Officers

Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
James S. McElya	63	Chairman, Director and Chief Executive Officer
Edward A. Hasler(1)	61	President
Allen J. Campbell	53	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	50	Chief Operating Officer
Michael C. Verwilst	57	Vice President, Mergers & Acquisitions
Timothy W. Hefferon	57	Vice President, General Counsel and Secretary
Kimberly Dickens	49	Vice President, Human Resources
Helen T. Yantz	50	Vice President and Corporate Controller

(1)	On December 9, 2010, Mr. Hasler notified the Company that he would be retiring from his position as President of the Company effective July 1, 2011.

James S. McElya is the Chairman of our board of directors and our Chief Executive Officer, a position he has held since March 2009 and previously held from September 2006 to July 2008. He served as executive Chairman from July 2008 to March 2009. Mr. McElya served as President and Chief Executive Officer from the date of the 2004 Acquisition to September 2006. He has been a member of our board of directors since the 2004 Acquisition. He was President, Cooper-Standard Automotive and a corporate Vice President of Cooper Tire & Rubber Company from June 2000 until the 2004 Acquisition. Mr. McElya has over 33 years of automotive experience. He was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC and spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President of the parent company. Mr. McElya is the past Chairman and current member of the board of directors of the Motor & Equipment Manufacturers Association. He is a past Chairman and current member of the board of directors of the Original Equipment Supplier Association, and he is an advisor to the board of directors of the National Alliance for Accessible Golf. Mr. McElya is a member of the board of directors of Affinia Group.

Edward A. Hasler is our President, a position he has held since May 2010. Mr. Hasler served as President and Chief Executive Officer from July 2008 to March 2009 and as Vice Chairman and President, North America from March 2009 until May 2010. He served as President and Chief Operating Officer from September 2006 to July 2008. Mr. Hasler was President, Global Sealing Systems from the date of the 2004 Acquisition to September 2006. He was the President of the Global Sealing Systems Division and a corporate Vice President of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition. Mr. Hasler was employed from 2000 to 2001 in Germany as Managing Director,

Europe for GDX Corporation. Prior to joining GDX, Mr. Hasler had been with Cooper Tire for nearly 15 years. At Cooper Tire, Mr. Hasler held several senior posts including Vice President, Operations; and Vice President, Controller. He has both an MBA and a BS in Business Administration.

Allen J. Campbell is our Executive Vice President and Chief Financial Officer, a position he has held since March 17, 2011 previously serving as the Vice President and Chief Financial Officer since the 2004 Acquisition. He was Vice President, Asian Operations of the Cooper-Standard Automotive division of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition and served as Vice President, Finance of the division from 1999 to 2003. Prior to joining Cooper Tire, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both U.S. and Canadian operations. Mr. Campbell is a certified public accountant and received his MBA in Finance from Xavier University.

Keith D. Stephenson is our Chief Operating Officer, a position he has held since December 2010. He served as President, International from March 2009 to December 2010. He served as President, Global Body & Chassis Systems from June 2007 to March 2009. Mr. Stephenson was Chief Development Officer at Boler Company from January 2004 until October 2006. From 1985 to January 2004, he held various senior positions at Hendrickson, a division of Boler Company, including President of International Operations, Senior Vice President of Global Business Operations and President of the Truck Systems Group.

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

Kimberly Dickens is our Vice President, Human Resources, a position she has held since March of 2008. Prior to joining the Company, Ms. Dickens served as Vice President, Human Resources at Federal Signal Corporation from 2004 to 2008. Previously, Ms. Dickens held numerous plant and divisional human resource positions at Borg Warner Corporation beginning in 1988, ultimately serving as Vice President, Human Resources from 2002 to 2004. Ms. Dickens has a BS in Industrial Health and Safety from Oakland University and an MBA from Lewis University.

Helen T. Yantz is our Vice President and Corporate Controller, a position she has held since January 2005. Previously, Ms. Yantz held the position of Director of Accounting and Assistant Vice President from 2001 to 2005. Prior to joining the Company, Ms. Yantz was Manager of Financial Reporting at Trinity Health Systems from 2000 to 2001. Previously, Ms. Yantz held various positions in finance at CMS Generations Co., a subsidiary of CMS Energy, from 1990 to 2000, ultimately serving as the Director of Accounting. Ms. Yantz is a certified public accountant and has a BS from Arizona State University.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, no assurances can be made that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors.” Such risks and uncertainties and other important factors include, but are not limited to:

•	cyclicality of the automotive industry and the possibility of further material contractions in automotive sales and production;

•	our ability to generate sufficient cash to service our indebtedness and meet dividend obligations on our 7% preferred stock;

•	viability of our supply base;

•	escalating pricing pressures;

•	our ability to meet a significant increase in demand;

•	our ability to compete in the highly competitive automotive parts industry;

•	our significant non-U.S. operations;

•	our dependence on certain major customers;

•	labor conditions;

•	our ability to meet our customers’ needs for new and improved products in a timely manner;

•	our legal rights to our intellectual property portfolio;

•	our underfunded pension plans;

•	environmental and other regulation;

•	the possibility that our acquisition strategy will not be successful;

•	the lack of comparability of our financial condition and results of operations following our emergence from bankruptcy to those reflected in our historical financial statements;

•	availability and increasing volatility in cost of raw materials;

•	the possibility of future impairment charges to our goodwill and long-lived assets; and

•	uncertainty as to the effect of our emergence from bankruptcy on our operations going forward.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and other reports we file with the SEC, and are expressly qualified in their entirety by the cautionary statements included herein and therein. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 1A.	Risk Factors

Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business, results of operations and financial condition.

We are highly dependent on the automotive industry. A prolonged or further material contraction in automotive sales and production volumes could materially adversely affect our liquidity, the viability of our supply base and the financial conditions of our customers and could have a material adverse affect on our business, results of operations and financial condition.

The great majority of our customers are OEMs and their suppliers. In 2009, the automotive industry was severely affected by the turmoil in the global credit markets and the economic recession. These conditions had a dramatic impact on consumer vehicle demand in 2009. During 2009, North American light vehicle industry production declined by approximately 32% from 2008 levels to 8.6 million units. European light vehicle industry production declined by approximately 20% from 2008 levels to 16.3 million units.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Declines in automotive sales and production in the second half of 2008 and into 2009 lead to our focused efforts, which are ongoing, to restructure our business and take other actions in order to reduce costs. There is no assurance that our actions to date will be sustainable over the long term or will be sufficient if there is further or future decline. In addition, if lower levels of sales and production are forecasted, non-cash impairment charges could result as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations could be materially adversely affected by further or future declines in vehicle production. Production levels in Europe and North America, most notably, affect us given our concentration of sales in those regions, which accounted for 34% and 52%, respectively, of our 2010 sales.

Our supply base has also been adversely affected by the current industry environment. Lower global automotive production, turmoil in the credit markets and extreme volatility over the past several years in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. In addition, several automotive suppliers have filed for bankruptcy protection or have ceased operations. While we have developed and implemented strategies to mitigate these factors, these strategies have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions could adversely affect our financial condition, operating results and cash flows, thereby making it more difficult for us to make payments under our indebtedness and our 7% preferred stock.

In addition, if our suppliers were to reduce normal trade credit terms, our liquidity could be adversely impacted. Likewise, our liquidity could be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. If either of these situations occurs, we may need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.

As a result of the above factors, further or future material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity. In addition, our suppliers would also be subject to many of the same consequences, which could adversely impact their results of operations and liquidity. If a supplier’s viability was to become impaired, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments.

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

Our capital structure includes a substantial amount of indebtedness and preferred stock, which impose demands on our liquidity that could have a material adverse effect on our financial condition or on our ability to obtain financing in the future.

We have a substantial amount of debt outstanding, including our Senior Notes and the debt of certain foreign subsidiaries aggregating approximately $476.7 million that requires significant principal and interest payments, and preferred stock outstanding that may require significant preferred dividend payments. We are permitted by the terms of the Senior Notes and ABL facility to incur substantial additional indebtedness, subject to the restrictions therein, which could:

•	make it more difficult for us to satisfy our obligations under the Senior Notes, the ABL facility and preferred stock;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, since a portion of our borrowings are at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our debt and, if we so elect, cash dividend payments on our preferred stock, which would reduce the availability of our cash flow from operations to service additional debt or to fund working capital, capital expenditures or other general corporate purposes; and;

•	increase our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness and to meet any dividend obligations of our preferred stock.

Our ability to make scheduled payments on our debt and meet the potential cash dividend obligations of our preferred stock or to refinance these obligations depends on our financial condition and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations and any cash dividend obligations on our preferred stock, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness or the preferred stock, which could have a material adverse effect on our business, financial condition and results of operations.

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

If demand increases significantly from what has been a historical low for production over the last two years, we may have difficulty meeting such demand, particularly if such increases in demand occurs rapidly. This difficulty may include not having sufficient manpower or relying on suppliers who may not be able to respond quickly to a changed environment when demand significantly increases. Our inability to meet significant increases in demand could require us to delay delivery dates and could result in customers cancelling their orders, requesting discounts or ceasing to do business with us. In addition, as demand and volumes increase, we will need to purchase more inventory, which will increase our working capital needs. If our working capital needs exceed our cash flows from operations, we will be required to use our cash balances and available borrowings, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all, to satisfy those needs.

Increasing costs for, or reduced availability of, manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include fabricated metal-based components, synthetic rubber, carbon black, natural rubber, process oil and plastic components. Raw materials comprise the largest component of our costs, representing approximately 49% of our total costs in 2010. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Raw material costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.

Because we purchase various types of raw materials and manufactured components, we may be materially and adversely affected by the failure of our suppliers of those materials to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks to such suppliers, including availability of raw materials, such as steel and natural rubber, destruction of their facilities or work stoppages. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and to minimize these risks may not always be effective.

We consider the production capacities and financial condition of suppliers in our selection process and expect that they will meet our delivery requirements. However, there can be no assurance that strong demand, capacity limitations, shortages of raw materials or other problems will not result in any shortages or delays in the supply of components to us.

We could be materially adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors and numerous smaller competitors for most of the products we offer. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Korea and China, especially for certain lower-technology noise, vibration and harshness control products that have physical characteristics that make long-distance shipping more feasible and economical. We may not be able to continue to compete favorably, and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 18 countries, and we export to several other countries. In 2010, approximately 73% of our sales were attributable to products manufactured outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);

•	hyperinflation in certain foreign countries;

•	changes in laws and regulations, including the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

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

We conduct significant operations in Mexico, which could be materially and adversely affected as a result of the increased levels of violence and political disruption.

Recently, drug related violence has risen to unprecedented levels along the U.S.-Mexico border despite increased law-enforcement efforts by the Mexican and the U.S. governments. This situation presents several risks to our operations in Mexico, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the region in order to avoid the risk of violent crime to themselves or their families and that our customers may become increasingly reluctant to visit our Mexican facilities, which could delay new business opportunities and other important aspects of our business. If any of these risks materializes, our business may be materially and adversely affected.

Our lean manufacturing and other cost savings plans may not be effective.

Our operations strategy includes cutting costs by reducing production errors, inventory levels, operator motion, overproduction and waiting while fostering the increased flow of material, information and communication. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level anticipated by management. If we are unable to realize these anticipated savings, our operating results and financial condition may be materially adversely affected. Moreover, the implementation of cost saving plans and facilities integration may disrupt our operations and performance.

Our business could be materially adversely affected if we lost any of our largest customers.

While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and Fiat, on a worldwide basis represented approximately 51% of our sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer or that customer significantly reduced its purchases of our products whether as a result of a decline in such customer’s market share due to increased competition from Asian or other OEMs’ successful vertical integration at the customer level, or otherwise, there could be a material adverse affect on our business, results of operations and financial condition.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend against these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, customers are increasingly seeking to change contract terms and conditions concerning warranty and recall participation. Also, while we possess considerable historical warranty and recall data with respect to the products we currently produce, we do not have such data relating to new products, assembly programs or technologies, including any new fuel and emissions technology and systems being brought into production to allow us to accurately estimate future warranty or recall costs. In addition, the increased focus on systems integration platforms utilizing fuel and emissions technology with more sophisticated components from multiple sources could result in an increased risk of component warranty costs over which we have little or no control and for which we may be subject to an increasing share of liability to the extent any of the other component suppliers are in financial distress or are otherwise incapable of fulfilling their warranty or product recall obligations. Our costs associated with providing product warranties and responding to product recall claims could be material and we do not have insurance covering product recalls. Product liability, warranty and recall costs may have a material adverse effect on our business, results of operations and financial condition.

Work stoppages or similar difficulties could disrupt our operations.

We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year including several in 2011. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and our business and results of operations. Additionally, a work stoppage at one or more of our suppliers, our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business. As of December 31, 2010, approximately 31% of our employees were represented by unions, approximately 14% of which were located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have a material adverse effect on our profitability.

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

Our intellectual property portfolio is subject to legal challenges and considerable uncertainty.

We have developed and actively pursue the development of proprietary technology in the automotive industry and rely on intellectual property laws and a number of patents in many jurisdictions to protect such technology. There can be no assurances that the protections we have available for our proprietary technology in the United States and other countries will be available to us in many places we sell our products. Therefore, we may be unable to prevent third parties from using our intellectual property without authorization. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. We also face increasing exposure to the claims of others for infringement of intellectual property rights. We may have material intellectual property claims asserted against us in the future and could incur significant costs or losses related to such claims. In addition, any infringement or misappropriation of our technology that we cannot control could have a material negative impact on our business and results of operations. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us If any such claim were to result in an adverse outcome, we could be required to take actions which may include: cease the manufacture, use or sale of the infringing products; pay substantial damages to third parties, including to customers to compensate them for their discontinued use or replace infringing technology with non-infringing technology; or expend significant resources to develop or license non-infringing products.

Our pension plans are currently underfunded and we may have to make cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness or sell assets.

As of December 31, 2010, our $286.1 million projected benefit obligation, or PBO, for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $196.0 million, by $90.1 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $76.0 million as of December 31, 2010. The PBO for other postretirement benefits, or OPEB, was $75.0 million as of December 31, 2010. Our estimated funding requirement for pensions and OPEB during 2011 is approximately $35.2 million. Net periodic benefit costs for U.S. and international plans, including pension benefits and OPEB, were $14.4 million, $6.1 million and $5.2 million for the year ended December 31, 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively. For more information, see notes 9 and 10 to the audited consolidated financial statements.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, financial condition and results of operations.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our qualified pension plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plans. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, financial condition and results of operations.

We are subject to a broad range of environmental, health and safety laws and regulations, which could adversely affect our business and results of operations.

We are subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites, which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned and operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations and financial condition. For example, while we are not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future.

If our acquisition strategy is not successful, we may not achieve our growth and profit objectives.

We may selectively pursue complementary acquisitions in the future as part of our growth strategy. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. Our ability to make investments may also be limited by the terms of our existing or future financing arrangements. In addition, any acquisitions we make will be subject to all of the risks inherent in an acquisition strategy, including integrating financial and operational reporting systems, establishing satisfactory budgetary and other financial controls, funding increased capital needs and overhead expenses, obtaining management personnel required for expanded operations and funding cash flow shortages that may occur if anticipated sales are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties.

Because of our adoption of “fresh-start” accounting and the effects of the transactions contemplated by our Plan of Reorganization, financial information subsequent to May 31, 2010 will not be comparable to financial information prior to May 31, 2010.

Upon our emergence from Chapter 11 bankruptcy proceedings, we adopted “fresh-start” accounting in accordance with the provisions of Accounting Standards Codification (“ASC”) 852, pursuant to which our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill, which is subject to periodic evaluation for impairment. Liabilities, other than deferred taxes, were recorded at the present value of amounts expected to be paid. In addition, under “fresh-start” accounting, common stock, retained deficit and accumulated other comprehensive loss were eliminated. Our consolidated financial statements also reflect all of the transactions contemplated by our Plan of Reorganization. Accordingly, our consolidated financial statements subsequent to May 31, 2010, will not be comparable in many respects to our consolidated financial statements prior to May 31, 2010. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

Our emergence from bankruptcy reduced or eliminated our U.S. net operating losses and other tax attributes and limits our ability to offset future U.S. taxable income with tax losses and credits incurred prior to our emergence from bankruptcy.

The discharge of a debt obligation by a taxpayer in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined for tax purposes) generally creates cancellation of indebtedness income (“ COD income”), that is excludable from a taxpayer’s taxable income. However certain tax attributes otherwise available and of value to a debtor will be reduced to the extent of the excludable COD income. Additionally, Internal Revenue Code Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. As a result of our emergence from bankruptcy we have had significant excludable COD income that will reduce or eliminate our U.S. net operating losses and other tax attributes and we have had an ownership change and a resulting limitation under Internal Revenue Code Sections 382 and 383.

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

Certain shareholders with nomination agreements nominated a majority of the board of directors and their interests in the Company may conflict with your interests.

In accordance with our Plan of Reorganization and the Equity Commitment Agreement, our board of directors is comprised of seven directors, one of whom is our chief executive officer and two who are independent directors from our pre-emergence board of directors selected by us. Each of Barclays Capital Inc., and the group of parties comprised of Capital Research and Management Company, Lord, Abbett & Co. LLC, TCW Asset Management Company and TD Asset Management Inc. nominated one non-management member of our board of directors in reasonable consultation with (but without the need for the approval of) our chief executive officer and an executive search firm, Korn/Ferry International, mutually acceptable to such parties and us. With respect to the non-management members nominated as described above, such nominations were made in consultation with the creditors’ committee appointed in the Chapter 11 cases, solely to determine whether such nominee had a prior relationship with any party that provided for the backstop of our rights offering conducted pursuant to the Plan of Reorganization (“Backstop Party”) that would reasonably be expected to influence the exercise of his or her business judgment. Oak Hill Advisors, L.P. nominated one member of our board of directors and Silver Point Capital, L.P. nominated one member. Barclays Capital Inc. was also an initial purchaser of the outstanding notes.

The Backstop Parties will have the right to nominate members to our board of directors until the earlier of (i) termination of the applicable Nomination Agreement (as defined below) at the election of the applicable

Backstop Party by written notice to us, (ii) immediately prior to the annual meeting of stockholders held during the calendar year 2013 and (iii) if the applicable Backstop Party together with its affiliates ceases to beneficially own at least 7.5% of our outstanding equity (on an as converted basis).

As long as the Backstop Parties (whether or not acting in a coordinated manner) and any other substantial stockholder own, directly or indirectly, a substantial portion of our outstanding shares, they will be able to exert significant influence over us, including:

•	the composition of our board of directors and, through it, any determination with respect to our business;

•	direction and policies, including the appointment and removal of officers;

•	the determination of incentive compensation, which may affect our ability to retain key employees;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets;

•	our financing decisions and our capital raising activities;

•	the payment of dividends;

•	conduct in regulatory and legal proceedings; and

•	amendments to our certificate of incorporation.

The concentration of ownership of our outstanding equity in the Backstop Parties may make some transactions more difficult or impossible without the support of the Backstop Parties or more likely with the support of the Backstop Parties. The interests of any of the Backstop Parties, any other substantial stockholder or any of their respective affiliates could conflict with or differ from our interests or the interests of holders of the Senior Notes. For example, the concentration of ownership held by the Backstop Parties could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for us. A Backstop Party, substantial stockholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

The indenture governing the Senior Notes and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the Senior Notes and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or issue certain disqualified stock and preferred stock;

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

There are limitations on our ability to incur the full $125.0 million of commitments under our Senior ABL Facility. Borrowings under our Senior ABL Facility are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory, less customary reserves imposed by the agent under our Senior ABL Facility. In addition, under our Senior ABL Facility, a monthly fixed charge maintenance covenant would become applicable if excess availability under our Senior ABL Facility is at any time less than a specified percentage (or amount) of the total revolving loan commitments. If the covenant trigger were to occur, Cooper-Standard Holdings Inc. would be required to satisfy and maintain, on a consolidated basis, on the last day of each month a fixed charge coverage ratio of at least 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our Senior ABL Facility.

Moreover, our Senior ABL Facility provides the lenders considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under our Senior ABL Facility will not impose such reserves during the term of our Senior ABL Facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Senior Notes. Also, when (and for as long as) the availability under our Senior ABL Facility is less than a specified amount for a certain period of time, the agent under our Senior ABL Facility would exercise cash dominion.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2010, our operations were conducted through 75 facilities in 18 countries, of which 66 are manufacturing facilities and nine are used for multiple purposes, including design, engineering and administration. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities	Owned Facilities
North America	Manufacturing(a) Other(b)	29 3	23 —

Asia	Manufacturing Other(b)	15 2	7 —

Europe	Manufacturing Other(b)	19 3	15 —

South America	Manufacturing Other(b)	2 1	1 —

Australia	Manufacturing	1	1

(a)	Includes NISCO joint venture operations.
(b)	Includes design, engineering or administrative locations.

Our principal owned and leased properties, and the number of facilities in each location with more than one facility are set forth below.

Location	Principal Products	Owned/Leased
North America
United States
Auburn, Indiana	Anti-Vibration Systems	Owned
Auburn Hills, Michigan(a)	Design, engineering and administration	Leased
Bowling Green, Ohio(2)	Body Sealing and Fluid Handling	Owned
Bremen, Indiana(b)	Body Sealing	Owned
East Tawas, Michigan	Fluid Handling	Owned
Fairview, Michigan	Fluid Handling	Owned
Farmington Hills, Michigan(a)	Design, engineering and administration	Leased
Gaylord, Michigan	Body Sealing	Owned
Goldsboro, North Carolina(2)	Body Sealing	Owned
Leonard, Michigan	Fluid Handling	Owned
Mt. Sterling, Kentucky	Fluid Handling	Owned
New Lexington, Ohio	Fluid Handling	Owned
Novi, Michigan(a)	Design, engineering and administration	Leased
Oscoda, Michigan	Fluid Handling	Owned
Spartanburg, South Carolina	Body Sealing	Owned
Surgoinsville, Tennessee	Fluid Handling	Leased
Topeka, Indiana(b)	Body Sealing	Owned
Canada
Georgetown, Ontario	Body Sealing	Owned
Glencoe, Ontario	Fluid Handling	Owned
Mitchell, Ontario	Anti-Vibration Systems	Owned
Stratford, Ontario(3)	Body Sealing	Owned
Mexico
Aguacalientes	Body Sealing	Leased
Atlacomulco	Fluid Handling	Owned
Guaymas	Fluid Handling	Leased
Juarez	Fluid Handling	Owned
Saltillo	Fluid Handling	Leased
Torreon(2)	Fluid Handling	Owned
South America
Brazil
Camaçari	Fluid Handling	Leased
Sao Bernardo(a)	Sales & Administration	Leased
Varginha	Body Sealing and Fluid Handling	Owned
Europe
Belgium
Gent	Body Sealing	Leased
Czech Republic
Zdar	Fluid Handling	Owned
France
Argenteuil(a)	Design, engineering and administration	Leased
Baclair	Body Sealing	Leased
Creutzwald	Fluid Handling	Owned
Lillebonne	Body Sealing	Owned
Vitré	Body Sealing	Owned

Location	Principal Products	Owned/Leased
Germany
Grünberg	Fluid Handling	Leased
Hockenheim	Fluid Handling	Owned
Lindau	Body Sealing	Owned
Mannheim	Body Sealing	Owned
Schelklingen	Fluid Handling	Owned
Italy
Battipaglia	Body Sealing	Owned
Ciriè	Body Sealing	Owned
Netherlands
Amsterdam(a)	Administration	Leased
Poland
Bielsko-Biala	Body Sealing	Owned
Dzierzoniow(2)	Body Sealing	Owned
Myslenice	Body Sealing	Leased
Piotrkow	Body Sealing	Owned
Spain
Getafe(c)	Fluid Handling	Owned
United Kingdom
Coventry(a)	Design, engineering and administration	Leased
Asia Pacific
Australia
Adelaide	Fluid Handling	Owned
China
Changchun(b)	Fluid Handling	Leased
Chongqing	Fluid Handling	Owned
Huai-an(b)	Body Sealing	Leased
Jingzhou(b)	Fluid Handling	Owned
Kunshan	Anti-Vibration, Body Sealing and Fluid Handling	Owned
Panyu(b)	Body Sealing	Leased
Shanghai(b)	Body Sealing	Owned
Wuhu	Body Sealing	Owned
India
Chennai	Fluid Handling	Leased
Dharuhera(b)	Body Sealing	Leased
Sahibabad(b)	Body Sealing	Leased
Manesar(b)	Body Sealing	Leased
Pune	Fluid Handling	Leased
Japan
Hiroshima(a)	Design, engineering and administration	Leased
Nagoya(a)	Design, engineering and administration	Leased
Korea
Cheong-Ju	Body Sealing	Owned
Seo-Cheon Gun	Body Sealing & Fluid Handling	Owned

(a)	Denotes non-manufacturing locations, including design, engineering or administrative locations.
(b)	Denotes a joint venture facility.
(c)	Denotes a location closed in 2010.

Item 3.	Legal Proceedings

We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably for us. If appropriate we establish a reserve estimate for each matter and update our estimate as additional information becomes available. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our business, financial condition or results of operations.

On August 3, 2009, the Debtors filed a voluntary petition for relief in the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Debtors continued to operate their businesses and owned and managed their properties as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code until the Debtors emerged from protection under Chapter 11 of the Bankruptcy Code on May 27, 2010. See Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code” to the consolidated financial statements.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 27, 2010 under the symbol “COSH.OB” and our warrants have been quoted on the OTC Bulletin Board since June 4, 2010 under the symbol “COSHW.OB.” No prior established public trading market existed for our common stock or warrants prior to these dates.

There currently is a limited trading market for our common stock and warrants. The following chart lists the high and low sale prices for shares of our common stock and warrants for the calendar quarters indicated through December 31, 2010. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Cash Dividend Per share	Warrants
Quarter Ended	High	Low		High	Low
June 30, 2010	$35.75	$31.50	$—	$17.00	$14.00
September 30, 2010	$37.00	$27.45	$—	$20.00	$13.00
December 31, 2010	$49.55	$36.00	$—	$28.00	$15.00

The closing price of our common stock on the OTC Bulletin Board on December 31, 2010 was $45.00 per share and the closing price of our warrants on the OTC Bulletin Board on December 31, 2010 was $26.00 per warrant.

Holders of Common Stock

As of the date hereof, an aggregate of 7,774,519 shares of our common stock may be purchased upon the exercise of outstanding options, issued upon the exercise of our outstanding warrants and issued upon the conversion of our outstanding shares of 7% preferred stock.

As of January 27, 2011 we had approximately 475 holders of record of our common stock, based on information provided by our transfer agent.

Dividends

Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our credit agreement governing our Senior ABL Facility and the Senior Notes indenture contain covenants that among other things restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. We do not anticipate paying any dividends on our common stock in the forseeable future.

Performance Graph

The following graph compares the cumulative total stockholder return from May 27, 2010, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2010, for Cooper-Standard Holdings Inc. existing common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto

Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on May 27, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2010.

Comparison of Cumulative Return

	Ticker	5/27/2010	12/31/2010
Cooper-Standard Holdings Inc.	COSH.OB	$100.00	$130.43
S&P 500	SPX	$100.00	$115.24
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$142.48

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2006, 2007, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm.

The audited consolidated statements of operations, statements of changes in equity (deficit) and statements of cash flows for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010 are included elsewhere in this Annual Report on Form 10-K. The audited consolidated balance sheets as of December 31, 2009 and December 31, 2010 are included elsewhere in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

In connection with our emergence from bankruptcy effective May 31, 2010, we implemented “fresh-start” accounting. As required by “fresh-start” accounting, assets and liabilities were recorded at fair value, based on values determined in connection with the implementation of the Debtors’ Joint Chapter 11 Plan of Reorganization or our Plan of Reorganization. Accordingly, our financial condition and results of operations from and after our emergence from bankruptcy are not comparable to the financial condition or results of operations reflected in our historical financial statements for periods prior to our emergence from bankruptcy.

You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

	Predecessor					Successor
	Year Ended December 31,				Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2006	2007	2008	2009
Statement of operations:	(dollar amounts in millions except per share amounts)
Net sales	$2,164.3	$2,511.2	$2,594.6	$1,945.3	$1,009.1	$1,405.0
Cost of products sold	1,832.1	2,114.1	2,260.1	1,679.0	832.2	1,172.4

Gross profit	332.2	397.1	334.5	266.3	176.9	232.6
Selling, administration, & engineering expenses	199.8	222.1	231.7	199.5	92.1	159.5
Amortization of intangibles	31.0	31.9	31.0	15.0	0.3	9.0
Impairment charges	13.2	146.4	33.4	363.5	—	—
Restructuring	23.9	26.4	38.3	32.4	5.9	0.5

Operating profit (loss)	64.3	(29.7)	0.1	(344.1)	78.6	63.6
Interest expense, net of interest income	(87.2)	(89.5)	(92.9)	(64.3)	(44.5)	(25.0)
Equity earnings	0.2	2.2	0.9	4.0	3.6	3.4
Reorganization items, net	—	—	—	(17.4)	660.0	—
Other income (expense)	7.9	(0.5)	(1.4)	9.9	(21.2)	4.2

Income (loss) before income taxes	(14.8)	(117.5)	(93.3)	(411.9)	676.5	46.2
Provision for income taxes (benefit)	(7.3)	32.9	29.3	(55.7)	39.9	5.1

Consolidated net income (loss)	(7.5)	(150.4)	(122.6)	(356.2)	636.6	41.1
Add: Net loss (income) attributable to noncontrolling interests	(0.9)	(0.6)	1.1	0.1	(0.3)	(0.5)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(8.4)	$(151.0)	$(121.5)	$(356.1)	$636.3	$40.6

Net income available to Cooper-Standard Holdings Inc. common stockholders						$28.7

Basic net income per share attributable to Cooper-Standard Holdings Inc.						$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.						$1.55

Balance sheet data (at end of period):
Cash and cash equivalents	$56.3	$40.9	$111.5	$380.3		$294.5
Net working capital(1)	212.1	249.8	154.5	240.8		175.3
Total assets	1,911.4	2,162.3	1,818.3	1,737.4		1,853.8
Total non-current liabilities	1,256.1	1,351.6	1,346.9	263.9		751.9
Total debt(2)	1,055.5	1,140.2	1,144.1	204.3		476.7
Liabilities subject to compromise	—	—	—	1,261.9		—
Preferred Stock	—	—	—	—		130.3
Total equity/(deficit)	324.0	276.8	19.7	(306.5)		563.1
Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$135.9	$185.4	$136.5	$130.0	$(75.4)	$170.6
Investment activities	(281.8)	(260.0)	(73.9)	(45.5)	(19.1)	(51.8)
Financing activities	147.6	55.0	14.1	166.1	(112.6)	(1.4)
Other financial data:
Capital expenditures	$82.9	$107.3	$92.1	$46.1	$22.9	$54.4

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $450.0 million of our Senior Notes, $0.4 million in capital leases, and $26.3 million of other third-party debt at December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A.” Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6.” Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Basis of Presentation

The financial information included in this Annual Report on Form 10-K represents our consolidated financial position as of December 31, 2009 and 2010 and our consolidated results of operations and cash flows for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010 and reflects the application of purchase accounting. On May 31, 2010 we adopted “fresh-start” accounting and became a new entity for financial reporting purposes. See Note 4. “Fresh-Start Accounting” to the consolidated financial statements.

Company Overview

We design, manufacture and sell body sealing, AVS and fluid handling components, systems, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2010, approximately 81% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 19% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to price, quality, service, performance, design and engineering capabilities, innovation and timely delivery. Importantly, we believe our continued commitment to investment in our design and engineering capability, including enhanced computerized software design capabilities, is important to our future success, and many of our present initiatives are designed to enhance these capabilities. In addition, in order to remain competitive we must also consistently achieve and sustain cost savings. In an effort to continuously reduce our cost structure, we seek to identify and implement “lean” initiatives, which focus on optimizing manufacturing by eliminating waste, controlling costs and enhancing productivity. We evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries. We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our lean initiatives.

Our OEM sales are principally generated from purchase orders issued by OEMs and as a result we have no order backlog. Once selected by an OEM to supply products for a particular platform, we typically supply those products for the life of the platform, which is normally six to eight years; although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

In the year ended December 31, 2010, approximately 52% of our sales were generated in North America while approximately 48% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the U.S., Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with these markets.

Bankruptcy Cases

On August 3, 2009, the Debtors filed voluntary petitions for Chapter 11 bankruptcy protection in the Bankruptcy Court. On August 4, 2009, CSA Canada sought relief under the Companies’ Creditors Arrangement Act in the Canadian Court. The Debtors and CSA Canada emerged from their respective insolvency proceedings on May 27, 2010, with approximately $480.0 million of funded debt, representing a reduction of over $650.0 million from prepetition levels.

As part of our emergence from Chapter 11, we raised $450.0 million through the issuance of our Senior Notes, and entered into a $125.0 million Senior ABL Facility, with certain agent and lending banks. In addition, we raised $355.0 million through the issuance of (i) $100.0 million of our 7% preferred stock to the Backstop Parties pursuant to a commitment agreement that provided for the backstop of our rights offering and (ii) $255.0 million of our common stock to the Backstop Parties and holders of our prepetition 8 3/8% senior subordinated notes due 2014 (the “prepetition senior subordinated notes”) pursuant to our rights offering. The Backstop Parties also received warrants to purchase 7% of our common stock (assuming the conversion of our 7% preferred stock) for their commitment to backstop the rights offering.

In connection with our emergence from Chapter 11, amounts outstanding under our $175.0 million debtor-in-possession financing facility and $639.6 million of claims under our prepetition credit facility were paid in full in cash. Holders of our prepetition 7% senior notes due 2012 (the “ prepetition senior notes”) were also paid in full in cash, except that the Backstop Parties received a distribution of our common stock in lieu of the cash payment for certain of their prepetition senior note claims. Holders of our prepetition senior subordinated notes were issued 8% of our outstanding common stock and warrants to purchase, in the aggregate, 3% of our outstanding common stock (in each case, assuming the conversion of our 7% preferred stock). In addition, our obligations under both our prepetition senior notes and our prepetition senior subordinated notes were cancelled. See “—Liquidity and Capital Resources—After Emergence from Bankruptcy Proceedings” and Note 8. “Debt” to the consolidated financial statements for a more detailed description of our Senior Notes and Senior ABL Facility, Note 18. “Capital Stock” to the consolidated financial statements for a more detailed description of our equity securities and Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code” to the consolidated financial statements for a more detailed description of our reorganization.

In connection with our emergence from bankruptcy, we implemented “fresh-start” accounting. As required by “fresh-start” accounting, assets and liabilities were recorded at fair value, based on values determined in connection with the implementation of our Plan of Reorganization. Accordingly, our financial condition and results of operations from and after our emergence from bankruptcy are not comparable to the financial condition or results of operations reflected in our historical financial statements for periods prior to our emergence from bankruptcy.

Under the Bankruptcy Reorganization Plan, our prepetition senior subordinated notes and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, our U.S. net operating loss carryforward will be reduced to zero, however a portion of our tax credit carryforwards (collectively, the “Tax Attributes”) will be retained after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 bankruptcy proceedings.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Tax Attributes.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. The severe global financial crisis that started in the second half of 2008 reduced vehicle demand overall resulting in 2009 light vehicle production volumes of 8.6 million units in North America and 16.3 million units in Europe. The expected annualized light vehicle production volumes for 2011 are 12.9 million units in North America and 18.6 million units in Europe, according to IHS Automotive in December 2010.

According to IHS Automotive, actual North American light vehicle production volumes for 2010 were 11.9 million compared to 8.6 million in 2009, an increase of approximately 39.1%, and European light vehicle production volumes were 18.7 million for 2010 compared to 16.3 million in 2009, an increase of approximately 15.2%.

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

Results of Operations

(dollar amounts in thousands except per share amounts)

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Sales	$2,594,577	$1,945,259	$1,009,128	$1,405,019
Cost of products sold	2,260,063	1,678,953	832,201	1,172,350

Gross profit	334,514	266,306	176,927	232,669
Selling, administration & engineering expenses	231,709	199,552	92,166	159,573
Amortization of intangibles	30,996	14,976	319	8,982
Impairment charges	33,369	363,496	—	—
Restructuring	38,300	32,411	5,893	488

Operating profit (loss)	140	(344,129)	78,549	63,626
Interest expense, net of interest income	(92,894)	(64,333)	(44,505)	(25,017)
Equity earnings	897	4,036	3,613	3,397
Reorganization items and fresh-start accounting adjustments, net	—	(17,367)	660,048	—
Other income (expense), net	(1,368)	9,919	(21,156)	4,214

Income (loss) before income taxes	(93,225)	(411,874)	676,549	46,220
Provision (benefit) for income tax expense	29,295	(55,686)	39,940	5,095

Consolidated net income (loss)	(122,520)	(356,188)	636,609	41,125
Add: Net (income) loss attributed to noncontrolling interests	1,069	126	(322)	(549)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(121,451)	$(356,062)	$636,287	$40,576

Net income available to Cooper-Standard Holdings Inc. common stockholders				$28,723

Basic net income per share attributable to Cooper-Standard Holdings Inc.				$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$1.55

Seven Months Ended December 31, 2010, Five Months Ended May 31, 2010 and Twelve Months ended December 31, 2009

Due to our adoption of fresh-start accounting on May 31, 2010, the accompanying Consolidated Statements of Operations include the year-to-date results of operations of the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”) for the five months ended May 31, 2010 and include the results of operations of the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) for the seven months ended December 31, 2010.

For the five months ended May 31, 2010, we recognized a gain of approximately $660.0 million for reorganization items as a result of the bankruptcy proceedings and the effects of fresh-start accounting. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

In addition, we recognized charges of approximately $9.9 million in the seven months ended December 31, 2010 as a result of the bankruptcy proceedings and the adoption of fresh-start accounting. The majority of these charges related to the inventory fair value adjustment of approximately $8.1 million, which was recognized in cost of sales in the seven months ended December 31, 2010 as the inventory was sold.

Sales. Sales for the seven months ended December 31, 2010 were $1,405.0 million. Sales were favorably impacted by a significant increase in volume, partially offset by unfavorable foreign exchange of $29.3 million. Sales were $1,009.1 million for the five months ended May 31, 2010. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $52.5 million. Sales for the twelve months ended December 31, 2009 were $1,945.3 million.

Gross Profit. Gross profit for the seven months ended December 31, 2010 and the five months ended May 31, 2010 were $232.7 million and $176.9 million, respectively. Gross profit as a percentage of sales was 16.6% for the seven months ended December 31, 2010 and 17.5% for the five months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The seven months ended December 31, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold. Gross profit and gross profit as a percentage of sales for the twelve months ended December 31, 2009 were $266.3 million and 13.7%, respectively.

Selling, Administration and Engineering. Selling, administration and engineering expenses for the seven months ended December 31, 2010 were $159.6 million and $92.2 million for the five months ended May 31, 2010. Both periods were primarily impacted by the restoration of certain employee pay and benefits. Selling, administration and engineering expenses were $199.6 million for the twelve months ended December 31, 2009.

Impairment Charges. In 2009, we recorded a goodwill impairment charge of $157.2 million and impairment charges of $202.4 million related to certain intangible assets and $3.8 million related to certain fixed assets within our North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill, other intangible assets and certain fixed assets. Such events included: (a) the Chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs by both Chrysler and GM; (b) continued product volume risk and negative product mix changes; (c) commencement of negotiations with our former shareholders, senior secured lenders and bondholders to recapitalize our long term debt and equity; (d) recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; (e) our decision to defer our June 15, 2009 interest payment on our prepetition senior and senior subordinated notes pending the outcome of our quarterly financial results; (f) an analysis of whether we would meet our financial covenants for the past quarter; and (g) negotiations with our various constituencies. As a result of the combination of the above factors, we significantly reduced our second quarter projections.

Restructuring. Restructuring charges were $0.5 million for the seven months ended December 31, 2010, $5.9 million for the five months ended May 31, 2010, primarily representing the continuation of previously announced actions, and $32.4 million for the twelve months ended December 31, 2009. Restructuring expense for the seven months ended December 31, 2010 was favorably impacted by a curtailment gain relating to pension benefits of $3.4 million. The twelve months ended December 31, 2009 was affected by the final phase of our global product line operating divisions restructurings that were initiated in the first quarter of 2009. Restructuring charges of $18.8 million of this phase were recognized for the twelve months ended December 31, 2009. Restructuring charges of $10.2 million were also recognized for the twelve months ended December 31, 2009 for facility closures in South America, Europe and Asia Pacific that were also initiated in 2009.

Interest Expense, net. Interest expense for the seven months ended December 31, 2010 consisted primarily of interest on our Senior Notes. Interest expense for the five months ended May 31, 2010 includes $28.0 million of interest from the period August 3, 2009 through May 27, 2010 and interest on the DIP credit agreement. The interest on the prepetition debt obligations was recorded when our Plan of Reorganization was approved by the claimholders. Interest expense for the twelve months ended December 31, 2009 includes interest prior to August 3, 2009 on all of our prepetition debt obligations and debtor-in-possession financing.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the five months ended May 31, 2010, we recognized a gain of $520.1 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our prepetition equity, debt and certain of our other obligations, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a gain of $139.9 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting. For the year ended December 31, 2009 we recognized reorganization expenses of $17.4 million.

Other Income (Expense). Other income for the seven months ended December 31, 2010 was $4.2 million, which consisted of $3.4 million of foreign currency gains and $1.5 million other income, partially offset by $0.7 million of losses on factoring of receivables. Other expense of $21.2 million for the five months ended May 31, 2010, consisted primarily of foreign currency losses. For the twelve months ended December 31, 2009, other income consisted of a gain of $9.1 million on the repurchase of debt, $4.5 million of foreign currency gains, and $3.6 million of losses on interest rate swaps and sale of receivables.

Provision for Income Tax Expense (Benefit). For the seven months ended December 31, 2010 and the five months ended May 31, 2010, we recorded income tax provisions of $5.1 million and $39.9 million, respectively, on earnings before income taxes of $46.2 million and $676.5 million, respectively. This compares to an income tax benefit of $(55.7) million on losses before income taxes of $(411.9) million for the twelve months ended December 31, 2009. Income tax expense for the five months ended May 31, 2010 and the seven months ended December 31, 2010 differ from statutory rates primarily as a result of the reorganizational items and fresh start accounting adjustments; valuation allowances recorded on tax losses and credits generated in the U.S. and certain foreign jurisdictions; the benefit related to the settlement of a bi-lateral advanced pricing agreement; the distribution of income between the U.S. and foreign sources; and other non-recurring discrete items.

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

Impairment Charges. In 2009, we recorded a goodwill impairment charge of $157.2 million and impairment charges of $202.4 million related to certain intangible assets and $3.8 million related to certain fixed assets within our North America and International segments. During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill, other intangible assets and certain fixed assets. Such events included: (a) the Chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs by both Chrysler and GM; (b) continued product volume risk and negative product mix changes; (c) commencement of negotiations with our former shareholders, senior secured lenders and bondholders to recapitalize our long term debt and equity; (d) recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; (e) our decision to defer our June 15, 2009 interest payment on our prepetition senior and senior subordinated notes pending the outcome of our quarterly financial results; (f) an analysis of whether we would meet our financial covenants for the past quarter; and (g) negotiations with our various constituencies. As a result of the combination of the above factors, we significantly reduced our second quarter projections.

In 2008, we recorded a goodwill impairment charge of $23.1 million in our International segment. This charge resulted from the weakening global economy, the global decline in vehicle production volumes and changes in product mix. Also, in 2008 we recorded intangible impairment charges of $3.9 million related to certain technology in our North America segment. Based on a discounted cash flow analysis it was determined that the historical cost of these intangible assets exceeded their fair value and impairment charges were recorded. Also, in 2008 we recorded fixed asset impairment charges of $6.4 million.

Interest Expense, net. The decrease in interest expense of $28.6 million in 2009 resulted primarily from the cessation of recording interest expense on our debt obligations that were in default, decreased interest rates and decreased term loan balances.

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

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of our reportable segments for the years ended December 31, 2008 and 2009, five months ended May 31, 2010 and seven months ended December 31, 2010:

	Predecessor			Successor
	For the Year Ended		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2008	2009
	(dollars in thousands)
Sales
North America	$1,244,423	$910,306	$508,738	$739,419
International	1,350,154	1,034,953	500,390	665,600

	$2,594,577	$1,945,259	$1,009,128	$1,405,019

Segment profit (loss)
North America	$(36,662)	$(246,015)	$590,121	$58,004
International	(56,563)	(165,859)	86,428	(11,784)

	$(93,225)	$(411,874)	$676,549	$46,220

Seven Months Ended December 31, 2010, Five Months Ended May 31, 2010 and Twelve Months ended December 31, 2009

North America. Sales for the seven months ended December 31, 2010 were $739.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $10.0 million. Sales for the five months ended May 31, 2010 were $508.7 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $19.3 million. Sales for the twelve months ended December 31, 2009 were $910.3 million. Segment profit for the seven months ended December 31, 2010 was $58.0 million, which was favorably impacted by the improved volumes and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment profit for the five months ended May 31, 2010 was $590.1 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $565.1 million was recognized in the North America segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders. Segment loss for the twelve months ended December 31, 2009 was $246.0 million, which included impairment charges of $234.9 million for goodwill, intangibles and fixed assets.

International. Sales for the seven months ended December 31, 2010 were $665.6 million. Sales were favorably impacted by a significant increase in volume partially offset by unfavorable foreign exchange of $39.3 million. Sales for the five months ended May 31, 2010 were $500.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $33.2 million. Sales for the twelve months ended December 31, 2009 were $1,035.0 million. Segment loss for the seven months ended December 31, 2010 was $11.8 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits and unfavorable foreign exchange partially offset by the improved volumes and our lean savings. Segment profit for the five months ended May 31, 2010 was $86.4 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $94.9 million was recognized in the International segment. Segment profit was unfavorably impacted by the restoration of certain employee pay and benefits and slightly higher raw material costs partially offset by improved volumes and the favorable impact of our lean savings. Segment loss for the twelve months ended December 31, 2009 was $165.9 million, which included impairment charges of $95.2 million for goodwill, intangibles and fixed assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

North America. Sales for 2009 decreased $334.1 million, or 26.8% compared to 2008, primarily due to lower sales volume of $302.4 million and unfavorable foreign exchange of $23.4 million. Segment loss for 2009 increased by $209.4 million compared to 2008, primarily due to the increased impairment charges of goodwill, intangibles and fixed assets of $234.9 million, lower sales volume and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

International. Sales for 2009 decreased $315.2 million, or 23.3% compared to 2008, primarily due to lower sales volume of $225.6 million and unfavorable foreign exchange $87.4 million. Segment loss for 2009 increased by $109.3 million compared to 2008, primarily due to the increased impairment charges of goodwill, intangibles and fixed assets of $95.2 million, lower sales volume and unfavorable foreign exchange, partially offset by the favorable impact of management actions and various cost saving initiatives.

Off-Balance Sheet Arrangements

As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2010 and 2009, we had $38.3 million and $39.7 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the seven months ended December 31, 2010, five months ended May 31, 2010, and twelve months ended December 31, 2009, total accounts receivables factored were $70.3 million, $40.6 million, and $115.5 million, respectively. Losses incurred on the sale of receivables were $0.7 million and $0.4 million for the seven months ended December 31, 2010 and five months ended May 31, 2010, respectively and $0.9 million for the twelve months ended December 31, 2009. These amounts are recorded in other income (expense) in the consolidated statements of operations. We continue to service the receivables for one of the locations. These are permitted transactions under our credit agreement governing our Senior ABL Facility. We are also pursuing similar arrangements in various locations.

As of December 31, 2010, we had no other material off-balance sheet arrangements.

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

Cash Flows

Operating activities. Cash flows provided by operations were $170.6 million for the seven months ended December 31, 2010, which includes $63.0 million of cash provided by changes in operating assets and liabilities. Cash flows used in operations were $75.4 million for the five months ended May 31, 2010, which were a result of an increase in our working capital requirements due to the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP credit agreement. Cash flows provided by operations were $130.0 million for the twelve months ended December 31, 2009, which included $29.0 million of changes in operating assets and liabilities.

Investing activities. Cash used in investing activities was $51.8 million for the seven months ended December 31, 2010, which consisted of $54.4 million of capital spending, partially offset by proceeds from sale of assets and other of $2.6 million. Cash used in investing activities was $19.1 million for the five months ended

May 31, 2010, which consisted of $22.9 million of capital spending offset by proceeds from sale of assets and other of $3.9 million. Cash used in investing activities was $45.5 million for the twelve months ended December 31, 2009, which was primarily capital spending. We anticipate that we will spend approximately $100.0 million on capital expenditures in 2011.

Financing activities. Net cash used in financing activities totaled $1.4 million for the seven months ended December 31, 2010, which consisted primarily of an increase in short term debt, partially offset by dividends paid on our 7% preferred stock and payments on long-term debt. Net cash used in financing activities totaled $112.6 million for the five months ended May 31, 2010, which primarily resulted from activities related to our emergence from bankruptcy. Payments for settlement on our prepetition debt, DIP credit agreement, debt issuance costs and backstop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355.0 million and our Senior Notes offering of $450.0 million. Net cash provided by financing activities totaled $166.1 million for the twelve months ended December 31, 2009, which consisted primarily of debtor-in-possession financing, net of debt issuance cost of $154.4 million, a net increase of short term debt, partially offset by normal debt payments and repurchase of $10.0 million aggregate principle amount of our outstanding prepetition notes for $0.7 million.

Financing Arrangements—Before Emergence from Bankruptcy Proceedings

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

Prepetition senior credit agreement. In connection with the 2004 Acquisition, we, Cooper-Standard Automotive Inc. (“CSA U.S.”), and CSA Canada entered into a credit agreement with various lending institutions, Deutsche Bank Trust Company Americas, as administrative agent, Lehman Commercial Paper Inc., as syndication agent, and Goldman Sachs Credit Partners, L.P., UBS Securities LLC and The Bank of Nova Scotia, as co-documentation agents (with subsequent amendments thereto, the “prepetition credit agreement”), which provided for revolving credit facilities and term loan facilities. Our revolving credit facilities provided for loans in a total principal amount of up to $125.0 million with a maturity of December 2010. The term loan facilities included a Term Loan A facility of the Canadian dollar equivalent of $51.3 million with a maturity of December 2010, a Term Loan B facility of $115.0 million with a maturity of December 2011 and a Term Loan C facility of $185.0 million with a maturity of December 2011. These term loans were used to fund the 2004 Acquisition. To finance, in part, the acquisition of fifteen fluid handling systems operations in North America, Europe and China from ITT Industries, Inc. and the MAPS acquisition, we also established and borrowed under two new term loan tranches, with an aggregate of $190.0 million borrowed in U.S. dollars and €64.725 million borrowed in euros. As of August 3, 2009, the date of the commencement of the Chapter 11 proceedings, approximately $613.4 million of principal and accrued and unpaid interest was outstanding under the prepetition credit agreement, of which $86.4 million consisted of draws on the revolving credit facilities and $527.0 million consisted of five term loan facilities.

As a result of the filing of the Chapter 11 cases, the loan commitments of the lenders under the prepetition credit agreement were terminated and all principal and accrued and unpaid interest outstanding under the prepetition credit agreement accelerated and became due and payable, subject to an automatic stay under applicable bankruptcy law.

Upon our emergence from bankruptcy, the prepetition credit agreement was cancelled and terminated, including all agreements relating thereto, except to the extent necessary to allow the Debtors, reorganized Debtors or the administrative agent, as applicable, to make distributions pursuant to our Plan of Reorganization on account of claims related to such prepetition credit agreement and to perform certain other administrative duties thereunder.

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

Upon our emergence from bankruptcy, our prepetition senior notes and our prepetition senior subordinated notes were cancelled and the indentures governing such obligations were terminated, except to the extent necessary to allow the Debtors, reorganized Debtors or the relevant trustee, as applicable, to make distributions pursuant to our Plan of Reorganization on account of claims related to such notes and perform certain other administrative duties or exercise certain protective rights thereunder.

DIP financing. In connection with the commencement of the Chapter 11 cases and the Canadian proceedings, we and certain of our subsidiaries entered into a Debtor-In-Possession Credit Agreement, dated August 5, 2009 (the “initial DIP credit agreement”) with various lenders party thereto. On December 2, 2009, Metzeler Automotive Profile Systems GmbH, a German limited liability company, became an additional borrower under our initial DIP credit agreement. Under our initial DIP credit agreement, we borrowed an aggregate of $175.0 million principal amount of superpriority senior secured term loans in order to finance our operating, working capital and other general corporate needs (including the payment of fees and expenses in accordance with the orders of the Bankruptcy Court and the Canadian Court authorizing such borrowings).

In order to refinance our initial DIP credit agreement on terms more favorable to us, we and certain of our subsidiaries entered into the DIP credit agreement on December 18, 2009 with various lenders party thereto, which provided for superpriority senior secured term loans in an aggregate principal amount of up to $175.0 million, subject to certain conditions, and an uncommitted $25.0 million incremental facility.

Following the entry of a final order by the Bankruptcy Court approving our DIP credit agreement, on December 29, 2009, we borrowed $175.0 million under our DIP credit agreement. All of the proceeds of the borrowings under our DIP credit agreement, together with our cash on hand, were used to repay all borrowings and amounts outstanding under our initial DIP credit agreement, and to pay related fees and expenses. We prepaid $25.0 million of the borrowings under our DIP credit agreement on each of January 29, 2010, March 26, 2010, April 20, 2010 and May 18, 2010. In addition, we repaid $0.2 million on March 31, 2010. The remaining balance was repaid upon our emergence from bankruptcy, at which time our DIP credit agreement was cancelled and terminated, including all agreements related thereto.

Financing Arrangements—After Emergence from Bankruptcy Proceedings

As part of our Plan of Reorganization, we issued $450.0 million of our Senior Notes and entered into our $125.0 million Senior ABL Facility. Proceeds from our Senior Notes offering, together with proceeds of the rights offering and cash on hand, were used to pay claims under the prepetition credit agreement, our DIP credit agreement and the portion of the prepetition senior notes payable in cash, in full, together with related fees and expenses. Upon our emergence from bankruptcy, we had $479.3 million of outstanding indebtedness, consisting of $450.0 million of our Senior Notes and $29.3 million in other debt of certain of our foreign subsidiaries. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. Our Senior Notes and Senior ABL Facility are described below. For additional information, see Note 8. “Debt” to the consolidated financial statements.

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

Senior ABL Facility

On the date of our emergence from bankruptcy, Cooper-Standard Holdings Inc. (“Parent”), CSA U.S. (the “Issuer” or the “U.S. Borrower”), CSA Canada (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), and certain subsidiaries of the U.S. Borrower entered into the Senior ABL Facility, with certain lenders, Bank of America, N.A., as agent (the “Agent”) for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. A summary of our Senior ABL Facility is set forth below. This description is qualified in its entirety by reference to the credit agreement governing our Senior ABL Facility.

General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $125.0 million, subject to borrowing base availability, including a $45.0 million letter of credit sub-facility and a $20.0 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $25.0 million incremental loan facility, for a potential total Senior ABL Facility of $150.0 million (if requested by the Borrowers and agreed to by the lenders). No consent of any lender (other than those participating in the increase) is required to effect any such increase.

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

Guarantees; security. The obligations of the U.S. Borrower under our Senior ABL Facility and cash management arrangements and interest rate, foreign currency or commodity swaps entered into by us, in each case with the lenders and their affiliates, or, collectively, additional ABL secured obligations, are guaranteed on a senior secured basis by Parent and all of Parent’s wholly-owned U.S. subsidiaries (other than CS Automotive LLC), and the obligations of the Canadian Borrower under our Senior ABL Facility and additional ABL secured obligations of the Canadian Borrower and its Canadian subsidiaries are guaranteed on a senior secured basis by Parent, all of the Canadian subsidiaries of the Canadian Borrower and all of Parent’s wholly-owned U.S. subsidiaries. The U.S. Borrower guarantees the additional ABL secured obligations of its subsidiaries and the Canadian Borrower guarantees the additional ABL secured obligations of its Canadian subsidiaries. The obligations under our Senior ABL Facility and related guarantees are secured by a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts, securities accounts, letters of credit, commercial tort claims and certain related assets and proceeds of the foregoing.

Interest. Borrowings under our Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

The applicable margin may vary between 3.25% and 3.75% with respect to the LIBOR or BA-based borrowings and between 2.25% and 2.75% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments based on usage over the immediately preceding quarter.

Covenants; events of default. Our Senior ABL Facility includes affirmative and negative covenants that will impose substantial restrictions on our financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. Our Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.1 to 1.0 when availability under our Senior ABL Facility is less than specified levels. Our Senior ABL Facility also contains various events of default that are customary for comparable facilities.

Our current revenue forecast for 2011 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 12.9 million units and 18.6 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

8 1/2% Senior Notes due 2018

On May 11, 2010, CSA Escrow Corporation (the “escrow issuer”), an indirect wholly-owned non-Debtor subsidiary of the Issuer closed an offering of $450.0 million aggregate principal amount of its Senior Notes. The

Senior Notes were issued in a private placement exempt from registration under the Securities Act. A summary description of the Senior Notes is set forth below. This description is qualified in its entirety by reference to the Senior Notes indenture.

General. The Senior Notes were issued pursuant to an indenture dated May 11, 2010 by and between the escrow issuer and the trustee thereunder. On the effective date of our Plan of Reorganization, the escrow issuer was merged with and into the Issuer, with the Issuer as the surviving entity, and upon the consummation of the merger, the Issuer assumed the obligations under the Senior Notes and the Senior Notes indenture and the guarantees by the guarantors described below became effective.

Guarantees. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Parent and all of the Issuer’s wholly-owned domestic restricted subsidiaries (collectively, the “guarantors” and, together with the Issuer, the “obligors”). If the Issuer or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of the Issuer or a guarantor, such newly acquired or created subsidiary is also required to guarantee the Senior Notes.

Ranking. The Senior Notes and each guarantee constitute senior debt of the Issuer and each guarantor, respectively. The Senior Notes and each guarantee (1) rank equally in right of payment with all of the applicable obligor’s existing and future senior debt, (2) rank senior in right of payment to all of the applicable obligor’s existing and future subordinated debt, (3) are effectively subordinated in right of payment to all of the applicable obligor’s existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of the Issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Issuer or one of the guarantors).

Optional redemption. The Issuer has the right to redeem the Senior Notes at the redemption prices set forth below:

•

on and after May 1, 2014, all or a portion of the Senior Notes may be redeemed at a redemption price of 104.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2014, 102.125% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2015, and 100% of the principal amount thereof if redeemed on or after May 1, 2016, in each case plus any accrued and unpaid interest to the redemption date;

•

prior to May 1, 2013, up to 35% of the Senior Notes issued under the Senior Notes indenture may be redeemed with the proceeds from certain equity offerings at a redemption price of 108.50% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•	prior to May 1, 2014, all or a portion of the Senior Notes may be redeemed at a price equal to 100% of the principal amount thereof plus a make-whole premium.

Change of control. If a change of control occurs with respect to Parent or the Issuer, unless the Issuer has exercised its right to redeem all of the outstanding Senior Notes, each noteholder shall have the right to require that the Issuer repurchase such noteholder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of the noteholders of record on the relevant record date to receive interest due on the relevant interest payment date.

Covenants. The Senior Notes indenture limits, among other things, the ability of the Issuer and its restricted subsidiaries, (currently, all majority owned subsidiaries) to pay dividends or make distributions, repurchase equity, prepay subordinated debt or make certain investments, incur additional debt or issue certain disqualified stock or preferred stock, sell assets, incur liens, enter into transactions with affiliates and allow to exist certain restrictions on the ability of a restricted subsidiary to pay dividends or to make other payments or loans to or transfer assets to the Issuer; in each case, subject to certain exclusions and other customary exceptions. The Senior Notes indenture also limits the ability of the Issuer, Parent and a subsidiary guarantor to merge or consolidate with another entity or sell all or substantially all of its assets. In addition, certain of these covenants will not be applicable during any period of time when the Senior Notes have an investment grade rating. The Senior Notes indenture contains customary events of default.

The Senior Notes were initially issued in a private placement which was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the registration rights agreement between the issuer, the guarantors and the initial purchasers of the Senior Notes, we consummated a registered exchange offer in February 2011, pursuant to which we exchanged all $450.0 million principal amount of the outstanding privately placed Senior Notes, or “old notes,” for $450.0 million principal amount of new 8  1/2% Senior Notes due 2018, or “exchange notes.” The exchange notes were issued under the same indenture as the old notes and are identical to the old notes, except that the new notes have been registered under the Securities Act. References herein to the “Senior Notes” refer to the old notes prior to the consummation of the exchange offer and to the exchange notes thereafter.

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

We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. generally accepted accounting principles (“U.S. GAAP”), and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Net income	$636.3	$40.6
Provision for income tax expense	39.9	5.1
Interest expense, net of interest income	44.5	25.0
Depreciation and amortization	35.7	66.7

EBITDA	$756.4	$137.4
Reorganization and fresh-start accounting adjustments(1)	(660.0)	—
Restructuring(2)	5.9	0.5
Foreign exchange gains/losses(3)	17.2	(0.1)
Inventory write-up(4)	—	8.1
Stock-based compensation(5)	0.2	6.4
Severance(6)	—	5.8
Other	0.3	(1.6)

Adjusted EBITDA	$120.0	$156.5

(1)	Reorganization and bankruptcy-related expenses, including professional fees.
(2)	Includes non-cash restructuring.
(3)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(4)	Reversal of fresh-start fair value inventory adjustment.
(5)	Non-cash stock amortization expense and non-cash stock option expense.
(6)	Severance costs associated with the right sizing of our German facilities.

Working capital

Historically, we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the recent economic downturn have impacted both the amount of our receivables and the stressed ability for our customers to pay within normal terms. Certain government sponsored programs may ease these constraints, but pressure on accounts receivable will continue until vehicle sales and production volumes stabilize. As of December 31, 2010, we had net cash of $294.5 million.

Contractual Obligations

Our contractual cash obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as otherwise disclosed, this table does not include information on our recurring purchase of materials for use in production because our raw materials purchase contracts typically do not require fixed or minimum quantities.

The following table summarizes the total amounts due as of December 31, 2010 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$450.0	$—	$—	$—	$450.0
Interest on debt obligations	286.9	38.3	76.5	76.5	95.6
Operating lease obligations	80.6	19.1	26.3	17.9	17.3
Other obligations(1)	65.8	58.9	6.0	0.6	0.3

Total	$883.3	$116.3	$108.8	$95.0	$563.2

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.

In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

We also have minimum funding requirements with respect to our pension obligations. We expect to make cash contributions of approximately $31.9 million to our domestic and foreign pension plan asset portfolios in 2011. Our minimum funding requirements after 2011 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.3 million in 2011.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $2.8 million as of December 31, 2010 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 11. “Income Taxes” to the consolidated financial statements.

In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2010 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include fabricated metal-based components, synthetic rubber, carbon black, natural rubber, process oil and plastic components. We manage the procurement of our raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying in advance of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include short-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.

We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, metal stampings, castings and other labor-intensive, economically freighted products.

Extreme fluctuations in material pricing have occurred in recent years adding challenges in forecasting supply costs. The inability to recover higher than anticipated material costs from our customers would impact our profitability.

Seasonal Trends

Sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. These typically result in lower sales volumes during July, August, and December. However, economic conditions can change normal seasonality trends, resulting in reduced demand throughout the year. The impact of model changeovers and plant shutdowns is considerably less in years of reduced demand overall.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating costs of the Company. This may include the realignment of our existing manufacturing capacity, facility closures or similar actions. See Note 5. “Restructuring” to the consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2. “Significant Accounting Policies,” to the consolidated financial statements. Application of these accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.

Adoption of Fresh-Start Accounting. We emerged from Chapter 11 bankruptcy proceedings on May 27, 2010. As a result, we adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity. GAAP requires the adoption of fresh-start accounting as of the Plan of Reorganization’s confirmation date, or as of a later date when all material conditions precedent to the Plan of Reorganization becoming effective are resolved, which occurred on May 27, 2010. We elected to adopt fresh-start accounting as of May 31, 2010 to coincide with the timing of our normal May accounting period close. There were no transactions that occurred from May 28, 2010 through May 31, 2010, that would materially impact our consolidated financial position, results of operations or cash flows for the 2010 Successor or 2010 Predecessor periods.

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

Our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the effective date of the Plan of Reorganization, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

For further information on fresh-start accounting, see Note 4. “Fresh-Start Accounting” to the consolidated financial statements included in this Annual Report on Form 10-K.

Reorganization. As a result of filing for Chapter 11 bankruptcy, we adopted ASC 852 on August 3, 2009. ASC 852 is applicable to companies in Chapter 11 and generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to such date.

Pre-Production Costs Related to Long Term Supply Arrangements. Costs for molds, dies, and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. We expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer.

Goodwill. As of December 31, 2009 and 2010, we had recorded goodwill of approximately $87.7 million and $137.0 million, respectively. Goodwill recorded as of December 31, 2010 reflects the adoption of fresh-start accounting, See Note 4. “Fresh-Start Accounting” to the consolidated financial statements. Goodwill is not amortized but is tested annually for impairment. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies.

If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.

Our 2010 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. The fair value of our Europe, South America and Asia Pacific reporting units did not substantially exceed their corresponding carrying amount. We emerged from Chapter 11 on May 27, 2010 and our reporting units were fair valued at that time, therefore we would not expect the fair values of the reporting units to substantially exceed their corresponding carrying amounts. If different assumptions were used in our cash flow projections the fair values could be different and impairment of goodwill might be required to be recorded.

During the second quarter of 2009, several events occurred that indicated potential impairment of our goodwill. Such events included: (a) the Chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs by both GM and Chrysler; (b) continued product volume risk and negative product mix changes; (c) commencement of negotiations with our sponsors, senior secured lenders, and bondholders to recapitalize our long term debt and equity; (d) recognition as the second quarter progressed that there was an increasing likelihood that we would breach our financial covenants under our prepetition credit agreement; and (e) our decision to defer our June 15, 2009 interest payment on our prepetition senior and senior subordinated notes pending the outcome of our quarterly financial results; (f) an analysis of whether we would meet our financial covenants for the past quarter and (g) negotiations with various constituencies. As a result of the combination of the above factors, we significantly reduced our projections in the second quarter.

Other significant assumptions used in the discounted cash flow model include discount rate, terminal value growth rate, future capital expenditures and changes in future working capital requirements. These assumptions were not modified significantly as part of the 2009 interim goodwill impairment assessment. The significant decrease in the financial projections resulted in an enterprise value significantly lower than the amount computed in connection with the 2008 annual impairment assessment. This significant decrease in enterprise value resulted in the carrying value of assets at all of our reporting units being greater than the related reporting units’ fair value. As a result, we recorded goodwill impairment charges of $93.6 million in our North America reporting unit, $39.6 million in our Europe reporting unit, $22.6 million in our South America reporting unit and $1.4 million in our Asia Pacific reporting unit during the second quarter of 2009. While we believe our estimates of fair value are reasonable based upon current information and assumptions about future results, changes in our businesses, the markets for our products, the economic environment and numerous other factors could significantly alter our fair value estimates and result in future impairment of recorded goodwill in our North America and International reporting segments.

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

As a result of testing performed in 2009 in accordance with ASC 360, we recorded asset and definite lived intangible asset impairment charges of $3.8 million and $202.4 million, respectively. Of the $3.8 million of asset impairment charges, $1.1 million was recorded in our North America segment and $2.7 million was recorded in our International segment. Of the $202.4 million of definite lived intangible asset impairment charges, $148.1 million was recorded in our North America segment and $54.3 million was recorded in our International segment.

In connection with the adoption of fresh-start accounting an adjustment of $40.7 million was made to re-measure our property, plant, and equipment to their estimated fair value. See Note 4. “Fresh-Start Accounting,” to the consolidated financial statements.

Restructuring-Related Reserves. Specific accruals have been recorded in connection with restructuring initiatives, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phaseout costs in the period the change occurs. For additional discussion, please refer to Note 5. “Restructuring” to the consolidated financial statements.

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

During 2010, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2010, our U.S. valuation allowance decreased by $53.5 million, primarily related to the reduction of tax attributes to offset the cancellation of debt income generated as part of the Chapter 11 bankruptcy.

At December 31, 2010, deferred tax assets for net operating loss and tax credit carry-forwards of $152.8 million were reduced by a valuation allowance of $103.4 million. These deferred tax assets relate principally to net operating loss carry-forwards in foreign subsidiaries in France, Italy, Germany, Brazil, China, Australia and Spain. They also relate to Special Economic Zone Credits in Poland, U.S foreign tax credits and state tax credits. Some of these can be utilized indefinitely, while others expire from 2011 through 2030. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 11. “Income Taxes” to the consolidated financial statements.

Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $1.7 million and $3.5 million, respectively, for the seven months ended December 31, 2010 and $5.1 million and $1.0 million respectively, for the five months ended May 31, 2010.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using the December 31, 2010 Towers Watson RateLink Pension Index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2011 net periodic benefit cost expense by approximately $1.4 million or $0.6 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2011 net periodic benefit cost by approximately $2.7 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $47.7 million or $57.4 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $4.1 million in 2011.

The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2011 service and interest cost components by $0.2 million, and the projected benefit obligations would have increased or decreased by $3.6 million or $2.9 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $5.8 million in 2011.

The general funding policy is to contribute amounts deductible for U.S. federal income tax purposes or amounts required by local statute.

Derivative Financial Instruments. Derivative financial instruments are utilized by us to reduce foreign currency exchange and interest rate risk. We have established policies and procedures for risk assessment including the assessment of counterparty credit risk and the approval, reporting, and monitoring of derivative financial instrument activities. On the date the derivative is established, we designate the derivative as either a fair value hedge, a cash flow hedge, or a net investment hedge in accordance with its established policy. We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and we do not possess credit risk. To mitigate credit risk, it is our policy to execute such instruments with creditworthy banks and not enter into derivatives for speculative purposes.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2010, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

Fair Value Measurements. We measure certain assets and liabilities at fair value on a non-recurring basis using unobservable inputs (Level 3 input based on the U.S. GAAP fair value hierarchy). For further information on these fair value measurements, see “—Goodwill,” “—Long-Lived Assets,” “—Restructuring-Related Reserves,” and “—Derivative Financial Instruments” above.

Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies,” to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing our bankruptcy filing under Chapter 11we entered into derivative financial instruments to monitor our exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Financial Instruments” and Item 8. “Financial Statements and Supplementary Data,” especially Note 21. “Fair Value of Financial Instruments” to the consolidated financial statements.

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2010 there were no forward foreign exchange contracts outstanding.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2010, net sales outside of the United States accounted for 73% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates. Prior to our bankruptcy filing under Chapter 11, our exposure to variable interest rates on outstanding variable rate debt instruments was partially managed by the use of interest rate swap contracts. These contracts converted certain variable rate debt obligations to fixed rate. These contracts were accounted for as cash flow hedges. At December 31, 2010 we had one interest rate swap contract outstanding with $6.6 million of notional amount pertaining to EURO denominated debt fixed at 4.14%.

Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Prior to our bankruptcy filing under Chapter 11, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. As of December 31, 2010, there were no commodity contracts outstanding. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	61
Consolidated statements of operations for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	62
Consolidated balance sheets as of December 31, 2009 and December 31, 2010	63
Consolidated statements of changes in equity (deficit) for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	64
Consolidated statements of cash flows for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	65
Notes to consolidated financial statements	66
Schedule II—Valuation and Qualifying Accounts	122

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor), and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the period from June 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to May 31, 2010, and the years ended December 31, 2009 and 2008 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. as of December 31, 2010 (Successor) and December 31, 2009 (Predecessor), and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the period from June 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to May 31, 2010, and the years ended December 31, 2009 and 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 3 and 4 to the consolidated financial statements, on May 12, 2010, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Plan of Reorganization, which became effective on May 27, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with FASB Accounting Standards CodificationTM 852, “Reorganizations,” for the Successor as a new entity with assets, liabilities and a capital structure having carrying values that are not comparable to prior periods.

As discussed in Notes 9 and 10 to the consolidated financial statements, in 2008, the Predecessor changed its method of accounting for pension and other postretirement benefit plans, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 21, 2011

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Cooper-Standard Holdings Inc.

We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Cooper-Standard Holdings Inc., and our report dated March 21, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 21, 2011

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share amounts)

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Sales	$2,594,577	$1,945,259	$1,009,128	$1,405,019
Cost of products sold	2,260,063	1,678,953	832,201	1,172,350

Gross profit	334,514	266,306	176,927	232,669
Selling, administration & engineering expenses	231,709	199,552	92,166	159,573
Amortization of intangibles	30,996	14,976	319	8,982
Impairment charges	33,369	363,496	—	—
Restructuring	38,300	32,411	5,893	488

Operating profit (loss)	140	(344,129)	78,549	63,626
Interest expense, net of interest income	(92,894)	(64,333)	(44,505)	(25,017)
Equity earnings	897	4,036	3,613	3,397
Reorganization items and fresh-start accounting adjustments, net	—	(17,367)	660,048	—
Other income (expense), net	(1,368)	9,919	(21,156)	4,214

Income (loss) before income taxes	(93,225)	(411,874)	676,549	46,220
Provision (benefit) for income tax expense	29,295	(55,686)	39,940	5,095

Consolidated net income (loss)	(122,520)	(356,188)	636,609	41,125
Add: Net (income) loss attributed to noncontrolling interests	1,069	126	(322)	(549)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(121,451)	$(356,062)	$636,287	$40,576

Net income available to Cooper-Standard Holdings Inc. common stockholders				$28,723

Basic net income per share attributable to Cooper-Standard Holdings Inc.				$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$1.55

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2010

(Dollar amounts in thousands except share amounts)

	Predecessor	Successor
	December 31, 2009	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$380,254	$294,450
Accounts receivable, net	355,543	380,915
Inventories, net	111,575	122,043
Prepaid expenses	22,153	20,056
Other	76,454	40,857

Total current assets	945,979	858,321
Property, plant and equipment, net	586,179	589,504
Goodwill	87,728	137,000
Intangibles, net	10,549	149,642
Other assets	106,972	119,309

	$1,737,407	$1,853,776

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$18,204	$19,965
Debtor-in-possession financing	175,000	—
Accounts payable	166,346	176,001
Payroll liabilities	71,523	98,722
Accrued liabilities	87,073	113,831

Total current liabilities	518,146	408,519
Long-term debt	11,059	456,758
Pension benefits	148,936	164,595
Postretirement benefits other than pensions	76,261	80,053
Deferred tax liabilities	7,875	18,337
Other	19,727	32,122
Liabilities subject to compromise	1,261,903	—

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2010, 1,052,444 shares issued and outstanding at December 31, 2010	—	130,339

Equity (deficit):
Predecessor common stock, $0.01 par value, 4,000,000 shares authorized at December 31, 2009, 3,482,612 shares issued and outstanding at December 31, 2009	35	—
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2010, 18,376,112 shares issued and outstanding at December 31, 2010	—	17
Additional paid-in capital	356,316	478,706
Accumulated retained earnings (deficit)	(636,278)	35,842
Accumulated other comprehensive income (loss)	(31,037)	45,881

Total Cooper-Standard Holdings Inc. equity (deficit)	(310,964)	560,446
Noncontrolling interests	4,464	2,607

Total equity (deficit)	(306,500)	563,053

Total liabilities and equity (deficit)	$1,737,407	$1,853,776

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands except share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at December 31, 2007—Predecessor	3,483,600	$35	$354,874	$(155,339)	$68,988	$268,558	$8,243	$276,801
Adoption of ASC 715, measurement change				(3,426)		(3,426)		(3,426)
Transaction with affiliate							(1,741)	(1,741)
Dividends paid to noncontrolling interest							(662)	(662)
Repurchase of common stock	(4,500)		(540)			(540)		(540)
Stock-based compensation			560			560		560
Comprehensive income (loss):
Net loss for 2008				(121,451)		(121,451)	(1,069)	(122,520)
Other comprehensive loss:
Benefit plan liability, net of ($1,097) tax effect					(53,614)	(53,614)		(53,614)
Currency translation adjustment					(58,929)	(58,929)	(286)	(59,215)
Fair value change of derivatives, net of ($44) tax effect					(15,981)	(15,981)		(15,981)

Comprehensive loss						(249,975)	(1,355)	(251,330)

Balance at December 31, 2008—Predecessor	3,479,100	35	354,894	(280,216)	(59,536)	15,177	4,485	19,662
Issuance of common stock	3,512		88			88		88
Stock-based compensation			1,334			1,334		1,334
Comprehensive income (loss):
Net loss for 2009				(356,062)		(356,062)	(126)	(356,188)
Other comprehensive income (loss):
Benefit plan liability, net of $1,120 tax effect					(3,499)	(3,499)		(3,499)
Currency translation adjustment					25,898	25,898	105	26,003
Fair value change of derivatives, net of ($3,843) tax effect					6,100	6,100		6,100

Comprehensive loss						(327,563)	(21)	(327,584)

Balance at December 31, 2009—Predecessor	3,482,612	35	356,316	(636,278)	(31,037)	(310,964)	4,464	(306,500)
Issuance of common stock								—
Stock-based compensation			244			244		244
Deconsolidation of non-controlling interest and other							(4,622)	(4,622)
Comprehensive income (loss):
Net income five months ended May 31, 2010				636,287		636,287	322	636,609
Other comprehensive income (loss):
Benefit plan liability, net of $34 tax effect					126	126		126
Currency translation adjustment					(31,091)	(31,091)	17	(31,074)
Fair value change of derivatives, net of $194 tax effect					(81)	(81)		(81)

Comprehensive income						605,241	339	605,580
Reorganization and fresh start accounting adjustments	(3,482,612)	(35)	(356,560)	(9)	62,083	(294,521)	2,182	(292,339)

Balance at May 31, 2010—Predecessor	—	—	—	—	—	—	2,363	2,363
Issuance of common stock	17,489,693	17	473,275			473,292		473,292
Initial grant awards (Note 19)	859,971

Balance at May 31, 2010—Successor	18,349,664	17	473,275	—	—	473,292	2,363	475,655
Stock-based compensation			5,431			5,431		5,431
Initial grant awards (Note 19)	26,448
Dividends paid				(4,734)		(4,734)		(4,734)
Comprehensive income
Net income seven months ended December 31, 2010				40,576		40,576	549	41,125
Other							(334)	(334)
Other comprehensive income:
Benefit plan liability, net of ($489) tax effect					4,962	4,962		4,962
Currency translation adjustment					40,828	40,828	29	40,857
Fair value change of derivatives, net of ($36) tax effect					91	91		91

Comprehensive income						86,457	244	86,701

Balance at December 31, 2010—Successor	18,376,112	$17	$478,706	$35,842	$45,881	$560,446	$2,607	$563,053

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Operating Activities:
Consolidated net income (loss)	$(122,520)	$(356,188)	$636,609	$41,125
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	109,109	98,801	35,333	57,687
Amortization of intangibles	30,996	14,976	319	8,982
Impairment charges	33,369	363,496	—	—
Reorganization items and fresh-start adjustments	—	17,367	(660,048)	—
Non-cash restructuring charges	9,029	1,268	46	468
Gain on bond repurchase	(1,696)	(9,096)	—	—
Amortization of debt issuance cost	4,866	10,286	11,505	714
Stock-based compensation expense	1,264	1,361	244	6,351
Deferred income taxes	12,810	(41,316)	31,049	(7,760)
Changes in operating assets and liabilities:
Accounts receivable	163,279	14,886	(33,553)	47,665
Inventories	28,062	9,914	(11,824)	7,663
Prepaid expenses	(2,880)	(974)	(6,412)	6,904
Accounts payable	(86,316)	50,081	(59,180)	(9,234)
Accrued liabilities	(28,148)	27,117	29,561	20,483
Other	(14,731)	(71,997)	(49,044)	(10,452)

Net cash provided by (used in) operating activities	136,493	129,982	(75,395)	170,596
Investing activities:
Property, plant, and equipment	(92,125)	(46,113)	(22,935)	(54,441)
Acquisition of business, net of cash acquired	4,937	—	—	—
Gross proceeds from sale-leaseback transaction	8,556	—	—	—
Proceeds from sale of fixed assets	4,775	642	3,851	2,603

Net cash used in investing activities	(73,857)	(45,471)	(19,084)	(51,838)
Financing activities:
Proceeds from issuance of debtor-in-possession financing	—	175,000	—	—
Payments on debtor-in-possession financing	—	(313)	(175,000)	—
Proceeds from issuance of long-term debt	—	—	450,000	—
Increase (decrease) in short term debt, net	37,004	24,104	(2,069)	3,879
Cash dividends paid	—	—	—	(3,163)
Principal payments on long-term debt	(16,528)	(11,646)	(709,574)	(2,123)
Issuance of common stock—Predecessor	—	88	—	—
Proceeds from issuance of preferred and common stock	—	—	355,000	—
Debt issuance cost—Predecessor	(561)	(20,592)	—	—
Debt issuance cost and back stop fees	—	—	(30,991)	—
Repurchase of common stock	(540)	—	—	—
Repurchase of bonds	(5,306)	(737)	—	—
Other	—	171	—	48

Net cash provided by (used in) financing activities	14,069	166,075	(112,634)	(1,359)
Effects of exchange rate changes on cash	(6,061)	18,147	5,528	(1,618)

Changes in cash and cash equivalents	70,644	268,733	(201,585)	115,781
Cash and cash equivalents at beginning of period	40,877	111,521	380,254	178,669

Cash and cash equivalents at end of period	$111,521	$380,254	$178,669	$294,450

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except per share and share amounts)

1. Description of Business

Description of business

Cooper-Standard Holdings Inc. (the “Company,” “we” or “us”), through its wholly-owned subsidiary CSA U.S., is a leading manufacturer of body sealing, AVS and fluid handling components, systems, subsystems and modules, primarily for use in passenger vehicles and light trucks, that are manufactured by global automotive OEMs and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company believes that they are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that they manufacture and one of the largest North American producers of AVS business. They design and manufacture their products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 66 manufacturing locations and nine design, engineering, and administrative locations in 18 countries around the world.

On May 27, 2010, the Company and certain of its U.S. and Canadian subsidiaries emerged from under Chapter 11 of the Bankruptcy Code. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”).

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

The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally this occurs when ownership is between 20 to 50 percent. The cost method is followed in those situations where the Company’s ownership is less than 20 percent and the Company does not have the ability to exercise significant influence. The investment totals at December 31, 2010 reflect the adoption of fresh-start accounting, see Note 4. “Fresh-Start Accounting” to the consolidated financial statements.

The Company’s investment in NISCO, a 50 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $13,400 and $22,886 at December 31, 2009 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2010, the Company received from NISCO a dividend of $2,000 all of which was related to earnings.

The Company’s investment in Guyoung, a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $1,370 and $1,633 at December 31, 2009 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The Company’s investment in HASCO, a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $20,994 and $24,344 at December 31, 2009 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2010, the Company received from HASCO a dividend of $1,784 all of which was related to earnings.

Foreign currency – The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and at a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other that the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $5,871 and $993 at December 31, 2009 and 2010, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $1,080 for 2008, $345 for 2009, $258 for the five months ended May 31, 2010 and $426 for the seven months ended December 31, 2010.

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2009 and 2010, inventories are reflected net of reserves of $17,158 and $2,504, respectively.

	Predecessor	Successor
	December 31, 2009	December 31, 2010
Finished goods	$27,826	$32,690
Work in process	25,616	27,223
Raw materials and supplies	58,133	62,130

	$111,575	$122,043

In connection with the adoption of fresh-start accounting, an $8,136 fair value write-up of inventory was recorded at May 31, 2010 in the Predecessor. Such inventory was liquidated as of December 31, 2010 by the Successor and recorded as an increase to cost of product sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

Income taxes – Income tax expense in the consolidated and combined statements of operations is accounted for in accordance with ASC Topic 740, “Accounting for Income Taxes,” which requires the recognition of deferred income taxes using the liability method.

Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if the Company determines that it is more likely than not that the asset will not be realized.

Long-lived assets – Property, plant, and equipment are recorded at cost and depreciated using primarily the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include technology and customer relationships, are amortized over their estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors.

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $9,324 and $5,813 at December 31, 2009 and 2010, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets was $2,561 and $8,537 at December 31, 2009 and 2010, respectively. Reimbursable tooling costs are recorded in accounts receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. At December 31, 2009 and 2010, $65,351 and $64,457, respectively, were included in accounts receivable for customer-owned tooling of which $40,510 and $38,829, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested annually for impairment by reporting unit which is determined in accordance with ASC Topic 350 “Intangibles-Goodwill and Other”. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each year. The 2010 annual goodwill impairment analysis resulted in no impairment.

Revenue Recognition and Sales Commitments – The Company generally enters into agreements with their customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once they enter into such agreements, fulfillment of their customers’ purchasing requirements can be their obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by their customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, they may be committed under existing agreements to supply products to their customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, they recognize losses as they are incurred.

The Company receives blanket purchase orders from many of their customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. They recognize revenue based on the pricing terms included in their annual purchase orders as their products are shipped to their customers. As part of certain agreements, they are asked to provide their customers with annual cost reductions. They accrue for such amounts as a reduction of revenue as their products are shipped to their customers. In addition, they generally have ongoing adjustments to their pricing arrangements with their customers based on the related content and cost of their products. Such pricing accruals are adjusted as they are settled with their customers.

Amounts billed to customers related to shipping and handling are included in sales in their consolidated statements of operations. Shipping and handling costs are included in cost of sales in their consolidated statements of operations.

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled $81,942 for 2008, $62,880 for 2009, $29,130 for the five months ended May 31, 2010 and $39,662 for the seven months ended December 31, 2010.

Stock-based compensation – The Company measures stock-based compensation expense at fair value in accordance with GAAP and recognizes such expenses over the vesting period of the stock-based employee awards. For further information related to the Company’s stock-based compensation programs, see Note 19. “Stock Based Compensation.”

Use of estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications – Certain amounts in prior periods’ financial statements have been reclassified to conform to the presentation used in the 2010 Predecessor and Successor periods.

Recent accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles—Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805).” This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Effective January 1, 2011, the Company adopted this ASU and will include all required disclosures in the notes to its consolidated financial statements, if applicable.

The FASB amended ASC 605, “Revenue Recognition,” with ASU 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements.” If a revenue arrangement has multiple deliverables, this update requires the allocation of revenue to the separate deliverables based on relative selling prices. In addition, this update requires additional ongoing disclosures about an entity’s multiple-element revenue arrangements. The provisions of this update were effective January 1, 2011. The effects of adoption were not significant.

In January 2010, the FASB issued ASU 2010-06, “Guidance Amending Fair Value Disclosures for Interim and Annual Reporting Periods Beginning After December 15, 2009.” This guidance requires disclosures about transfers of financial instruments into and out of Level 1 and 2 designations and disclosures about purchases, sales, issuances and settlements of financial instruments with a Level 3 designation. The Company adopted this statement effective January 1, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

The FASB amended ASC 810, “Consolidations,” with ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update significantly changes the model for determining whether an entity is the primary beneficiary and should thus consolidate a variable interest entity. In addition, this update requires additional disclosures and an ongoing assessment of whether a variable interest entity should be consolidated. The provisions of this update were effective for annual reporting periods beginning after November 15, 2009. The effects of adoption were not significant.

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

(Dollar amounts in thousands except per share and share amounts)

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

Post-Emergence Capital Structure and Recent Events

Following the Effective Date, the Company’s capital structure consisted of the following:

•

Senior ABL Facility. A senior secured asset-based revolving credit facility in the aggregate principal amount of $125,000 (the “Senior ABL Facility”), which contains an uncommitted $25,000 “accordion” facility that will be available at the Company’s request if the lenders at the time consent.

•	8 1/2% Senior Notes due 2018. $450,000 of senior unsecured notes (the “Senior Notes”) that bear interest at 8 1/2% per annum and mature on May 1, 2018.

•

Common stock, 7% preferred stock and warrants. Equity securities comprised of (i) 17,489,693 shares of the Company’s common stock, (ii) 1,000,000 shares of the Company’s 7% cumulative participating convertible preferred stock (“7% preferred stock”), which are initially convertible into 4,290,788 shares of the Company’s common stock, and (iii) 2,419,753 warrants (“warrants”) to purchase up to an aggregate of 2,419,753 shares of the Company’s common stock.

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

For further information on the Senior ABL Facility and the Senior Notes, see Note 8. “Debt.” For further information on our common stock, 7% preferred stock and warrants, see Note 18. “Capital Stock.”

Satisfaction of Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into debtor-in-possession financing arrangements. On the Effective Date, all remaining amounts outstanding under the Company’s debtor-in-possession financing arrangement were repaid using proceeds of the Debtors’ exit financing. For additional information on these financing arrangements, see Note 8. “Debt.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

For further information regarding the resolution of certain of the Company’s other prepetition liabilities in accordance with the Plan of Reorganization, see Note 4. “Fresh-Start Accounting—Liabilities Subject to Compromise.”

4. Fresh-Start Accounting

As discussed in Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code,” the Debtors emerged from Chapter 11 bankruptcy proceedings on May 27, 2010. As a result, the Successor adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity. GAAP requires the adoption of fresh-start accounting as of the Plan of Reorganization’s confirmation date, or as of a later date when all material conditions precedent to the Plan of Reorganization becoming effective are resolved, which occurred on May 27, 2010. The Company elected to adopt fresh-start accounting as of May 31, 2010 to coincide with the timing of its normal May accounting period close. There were no transactions that occurred from May 28, 2010 through May 31, 2010, that would materially impact the Company’s consolidated financial position, results of operations or cash flows for the 2010 Successor or 2010 Predecessor periods.

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

(Dollar amounts in thousands except per share and share amounts)

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

Precedent transactions analysis estimates the value of a company by examining public merger and acquisition transactions. An analysis of a company’s transaction value as a multiple of various operating statistics provided industry-wide valuation multiples for companies in similar lines of business to the Debtors. Transaction multiples are calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to the Debtors. Prices paid as a multiple of revenue, earnings before interest and taxes and EBITDA were considered, which were then applied to the Debtors’ key operating statistics to estimate the enterprise value, or value to a potential strategic buyer.

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

Reorganization Adjustments

The consolidated financial information gives effect to the following reorganization adjustments, the Plan of Reorganization and the implementation of the transactions contemplated by the Plan of Reorganization. These adjustments give effect to the terms of the Plan of Reorganization and certain underlying assumptions, which include, but are not limited to, the below.

•	The issuance of the Senior Notes, which resulted in cash proceeds of $450,000.

•

The issuance of 17.5 million shares of our common stock, including 8.6 million shares offered to holders of the Predecessor’s prepetition senior subordinated notes in connection with the rights offering conducted pursuant to the Plan of Reorganization (the “Rights Offering”), 2.6 million shares to certain of the Debtors’ creditors that agreed to backstop the Rights Offering (the “Backstop Parties”) pursuant to an equity commitment agreement (the “Equity Commitment Agreement”) and 6.3 million shares to certain holders of the Predecessor’s prepetition senior notes and prepetition senior subordinated notes. The Company also issued shares of 7% preferred stock convertible into 4.3 million shares of common stock pursuant to the Equity Commitment Agreement. The Company received cash proceeds of $355,000 in connection with the Rights Offering and Equity Commitment Agreement and also received the full and complete satisfaction, settlement and release of allowed prepetition senior note claims and allowed prepetition senior subordinated note claims for such shares. In addition, the Company also issued warrants to purchase 2.4 million shares of common stock.

•	The repayment of $175,000 of liabilities under the Debtors’ Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”). On the Effective Date, each holder of an allowed DIP claim received, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

Adoption of Fresh-Start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of the Company’s fair value to its underlying assets and liabilities. The Company’s estimates of fair value included in the Successor’s financial statements represent the Company’s best estimates based on independent appraisals and valuations. The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, valuations and appraisals will be realized, and actual results could vary materially.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

	Predecessor May 31, 2010	Reorganization Adjustments(1)		Fresh-start Adjustments(9)	Successor May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$200,311	$(21,642	)(2)	$—	$178,669
Restricted cash	482,234	(482,234	)(2)	—	—
Accounts receivable, net	409,041	—		—	409,041
Inventories, net	116,248	—		8,136	124,384
Prepaid expenses	26,931	(1,243	)(3)	—	25,688
Other	36,858	(68	)(2)	—	36,790

Total current assets	1,271,623	(505,187)		8,136	774,572
Property, plant and equipment, net	527,306	—		40,665	567,971
Goodwill	87,728	—		48,938	136,666	(8)
Intangibles, net	10,294	—		144,711	155,005
Other assets	125,120	4,895	(3)	(26,721)	103,294

	$2,022,071	$(500,292)		$215,729	$1,737,508

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$15,335	$—		$—	$15,335
Debtor-in-possession financing	74,813	(74,813	)(2)	—	—
Accounts payable	171,886	6,763	(4)	—	178,649
Payroll liabilities	94,427	374	(4)	(1,154)	93,647
Accrued liabilities	92,426	4,232	(4)	(9,462)	87,196

Total current liabilities	448,887	(63,444)		(10,616)	374,827
Long-term debt	458,373	—		—	458,373
Pension benefits	134,278	12,473	(4)	21,685	168,436
Postretirement benefits other than pensions	75,198	—		4,948	80,146
Deferred tax liabilities	9,218	(268	)(4)	12,267	21,217
Other long-term liabilities	21,124	1,891	(4)	7,839	30,854
Liabilities subject to compromise	1,213,781	(1,213,781	)(4)	—	—

Total liabilities	2,360,859	(1,263,129)		36,123	1,133,853

Successor preferred stock	—	128,000	(2)(4)	—	128,000

Equity (deficit):
Successor common stock	—	17	(2)(4)(7)	—	17
Successor additional paid-in capital	—	473,275	(2)(4)(7)	—	473,275
Predecessor common stock	35	(35	)(5)	—	—
Predecessor additional paid-in capital	356,560	(356,560	)(5)	—	—
Accumulated deficit	(633,481)	518,130	(6)	115,351	—
Accumulated other comprehensive loss	(62,083)	10	(4)	62,073	—

Total Cooper-Standard Holdings Inc. equity (deficit)	(338,969)	634,837		177,424	473,292
Noncontrolling interests	181	—		2,182	2,363

Total equity (deficit)	(338,788)	634,837		179,606	475,655

Total liabilities and equity (deficit)	$2,022,071	$(500,292)		$215,729	$1,737,508

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan of Reorganization, including the settlement of liabilities subject to compromise, the satisfaction of the DIP Credit Agreement, the incurrence of new indebtedness and related cash payments, the issuances of 7% preferred stock and common stock and the cancellation of the Predecessor’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

(2)	This adjustment reflects net cash payments recorded as of the Effective Date.

Release of restricted cash(a)	$482,234
Cash received from Rights Offering	355,000
Payment of prepetition bank debt	(639,646)
Payment of prepetition senior notes	(105,227)
Repayment of DIP Credit Agreement	(75,777)
Other	(38,226)

Net cash payments	$(21,642)

(a)	Includes proceeds from issuance of long term debt held in restricted cash until the Effective Date.

(3)	This adjustment reflects the capitalization of $4,895 of debt issuance costs related to the Senior ABL Facility.

(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(1,213,781)
Liabilities settled by cash(a)	765,931
Issuance of Successor common stock, 7% preferred stock and warrants, net	258,716
Liabilities reinstated	26,891

Gain on settlement of liabilities subject to compromise	$(162,243)

(a)	Cash received from the sale of the Senior Notes and amounts received from the Rights Offering.

(5)	This adjustment reflects the cancellation of the Predecessor’s common stock.

(6)	This adjustment reflects the cumulative impact of the Reorganization Adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(162,243)
Cancellation of Predecessor’s common stock	(356,595)
Other	708

$(518,130)

(7)	A reconciliation of the reorganization value of the Successor’s common stock as of the Effective Date is shown below:

Reorganization value	$1,025,000
Less: Senior Notes	(450,000)
Other debt	(23,708)
7% preferred stock	(128,000)
Plus: Excess cash	50,000

Reorganization value of Successor’s common stock and warrants	473,292
Less: Fair value of warrants(a)	20,919

Reorganization value of Successor’s common stock	$452,373

Shares outstanding as of May 31, 2010(b)	17,489,693
Per share value(c)	$25.87

(a)	For further information on the fair value of the warrants, see Note 18. “Capital Stock.”
(b)	Does not include restricted shares issued to management upon emergence that vest over 3-4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

(c)	The per share value of $25.87 was used to record the issuance of the Successor’s common stock.

(8)	A reconciliation of the reorganization value of the Successor’s assets and goodwill is shown below:

Reorganization value	$1,025,000
Plus: Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	660,145
Fair value of noncontrolling interest	2,363
Excess cash	50,000

Reorganization value of Successor’s assets	1,737,508
Less: Successor’s assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	1,600,842

Reorganization value of Successor’s assets in excess of fair value—Successor’s goodwill	$136,666

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor’s goodwill	$(87,728)
Successor’s goodwill	136,666
Elimination of Predecessor’s intangible assets	(10,294)
Successor’s intangible asset adjustment(a)	155,005
Pension and other postretirement adjustments(b)	(30,680)
Inventory adjustment(c)	8,136
Property, plant and equipment adjustment(d)	40,665
Investments in non-consolidated affiliates adjustment(e)	9,021
Noncontrolling interest adjustments(e)	(2,182)
Elimination of Predecessor’s accumulated other comprehensive loss and other adjustments	(78,678)

Pretax income on fresh-start accounting adjustments	139,931
Tax related to fresh-start accounting adjustments(f)	(24,580)

Net gain on fresh-start accounting adjustments	$115,351

(a)	Intangible assets – This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 7. “Goodwill and Intangibles.”
(b)	Defined benefit plans – This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2009 and the Effective Date. The $(30,680) is reflected in the following: pension benefits $(21,685), postretirement benefits other than pension $(4,948), other assets $(4,701), accrued payroll $(591) and accrued liabilities $1,245 line items on the Fresh-Start Consolidated Balance Sheet.
(c)	Inventory – This amount adjusts inventory to fair value as of the Effective Date, which is estimated for finished goods and work-in-process based upon the expected selling price less cost to complete, selling and disposal cost and a normal selling profit. Raw material inventory was recorded at a carrying value as such value approximates the replacement cost.
(d)	Property, plant and equipment – This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest value and best use of these assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

(e)	Investments in non-consolidated and noncontrolling interests – These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values. The adjustment to investments in non-consolidated affiliates of $9,021 is included in the other assets line item on the Fresh-Start Consolidated Balance Sheet.
(f)	Tax expense – This amount reflects the tax expense related to the fair value adjustments of inventory, property, plant and equipment, intangibles, tooling and investments and is included in the other assets $(17,313), accrued liabilities $5,000 and deferred tax liabilities $(12,267) line items on the Fresh-Start Consolidated Balance Sheet.

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

Predecessor—May 31, 2010
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

5. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company commenced these initiatives prior to December 31, 2007 and continued to execute the closures through December 31, 2010. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The total expense incurred for the five months ended May 31, 2010 and seven months ended December 31, 2010 amounted to $470 and $308 respectively.

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of December 31, 2010. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $21,500. The following table summarizes the activity related to these initiatives for the years ended December 31, 2009 and December 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009—Predecessor	$13,460	$—	$—	$13,460
Expense	562	2,557	118	3,237
Cash payments	(12,579)	(2,322)	—	(14,901)
Utilization of reserve	—	—	(118)	(118)

Balance at December 31, 2009—Predecessor	$1,443	$235	$—	$1,678
Expense	(460)	159	—	(301)
Cash payments	(724)	(318)	—	(1,042)

Balance at May 31, 2010	$259	$76	$—	$335
Expense	71	184	423	678
Cash payments	(295)	(260)	—	(555)
Utilization of reserve	—	—	(423)	(423)

Balance at December 31, 2010—Successor	$35	$—	$—	$35

As a result of this initiative, a pension plan curtailment gain of $800 was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated cost of this initiative is approximately $25,600. The following table summarizes the activity for this initiative for the years ended December 31, 2009 and December 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009—Predecessor	$3,929	$—	$—	$3,929
Expense	18,704	86	—	18,790
Cash payments	(14,862)	(86)	—	(14,948)

Balance at December 31, 2009—Predecessor	$7,771	$—	$—	$7,771
Expense	(450)	—	—	(450)
Cash payments	(3,297)	—	—	(3,297)

Balance at May 31, 2010	$4,024	$—	$—	$4,024
Expense	(444)	—	—	(444)
Cash payments	(803)	—	—	(803)

Balance at December 31, 2010—Successor	$2,777	$—	$—	$2,777

As a result of these initiatives a curtailment gain related to the other postretirement benefits of $3,404 was recognized as a reduction to restructuring expense during the fourth quarter of 2009.

The Company commenced several initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amounts to $20,700. The following table summarizes the activity for these initiatives for the years ended December 31, 2009 and December 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2009—Predecessor	$—	$—	$—	$—
Expense	9,864	368	—	10,232
Cash payments	(5,649)	(312)	—	(5,961)

Balance at December 31, 2009—Predecessor	$4,215	$56	$—	$4,271
Expense	5,168	314	(21)	5,461
Cash payments	(2,680)	(347)	21	(3,006)

Balance at May 31, 2010	$6,703	$23	$—	$6,726
Expense	—	2,098	45	2,143
Cash payments	(5,536)	(1,901)	—	(7,437)
Utilization of reserve	—	—	(45)	(45)

Balance at December 31, 2010—Successor	$1,167	$220	$—	$1,387

In 2010, the Company initiated the closure of a facility and the consolidation of other facilities. The estimated total costs of these initiatives amount to $3,100 and are expected to be completed in 2011. As part of this a European pension plan was frozen and a curtailment gain of $3,405 was recognized as a reduction to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

restructuring expense during the fourth quarter of 2010. The following table summarizes the activity for these initiatives for the year ended December 31, 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010—Predecessor	$—	$—	$—	$—
Expense	595	118	—	713
Cash payments	(132)	(118)	—	(250)

Balance at May 31, 2010	$463	$—	$—	$463
Expense	34	1,174	—	1,208
Cash payments	(333)	(1,174)	—	(1,507)

Balance at December 31, 2010—Successor	$164	$—	$—	$164

6. Property, Plant and Equipment

Property, plant and equipment is stated at cost; however as a result of the adoption of fresh-start accounting, property, plant and equipment was re-measured at estimated fair value as of May 31, 2010, see Note 4. “Fresh-Start Accounting.”

Property, plant and equipment is comprised of the following:

	Predecessor	Successor	Estimated Useful Lives
	December 31, 2009	December 31, 2010
Land and improvements	$81,609	$89,633	10 to 25 years
Buildings and improvements	240,413	170,280	10 to 40 years
Machinery and equipment	696,259	335,300	5 to 10 years
Construction in Progress	41,499	52,497

	1,059,780	647,710
Accumulated depreciation	(473,601)	(58,206)

Property, plant and equipment, net	$586,179	$589,504

During 2009 it was determined that fixed assets at several of the Company’s locations were impaired. As a result of this impairment, property, plant and equipment was reduced by $3,825 during 2009.

Depreciation expense totaled $109,109 for 2008, $98,801 for 2009, $35,333 for the five months ended May 31, 2010 and $57,687 for the seven months ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

7. Goodwill and Intangibles

Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2009 and 2010 are summarized as follows:

	North America	International	Total
Balance at January 1, 2009—Predecessor	$181,308	$63,653	$244,961
Impairment charge	(93,580)	(63,653)	(157,233)

Balance at December 31, 2009—Predecessor	$87,728	$—	$87,728
Fresh-start accounting adjustments (Note 4)	28,778	20,160	48,938

Balance at May 31, 2010 —Successor	$116,506	$20,160	$136,666
Foreign exchange translation and other	(1,122)	1,456	334

Balance at December 31, 2010—Successor	$115,384	$21,616	$137,000

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC Topic 350. During the second quarter of 2009, several events occurred that indicated potential impairment of the Company’s goodwill. Such events included: (a) the Chapter 11 bankruptcy of both Chrysler and GM and unplanned plant shut-downs; (b) continued product volume risk and negative product mix changes; (c) the Company’s commencement of negotiations with its sponsors, senior secured lenders, and bondholders to recapitalize its long term debt and equity; (d) the Company’s recognition as the second quarter progressed that there was an increasing likelihood that it would breach its financial covenants under its prepetition credit agreement; (e) the Company’s decision to defer its June 15, 2009 interest payment on its prepetition senior and senior notes pending the outcome of its quarterly financial results; (f) an analysis of whether the Company would meet its financial covenants for the past quarter; and (g) negotiations with its various constituencies. As a result of the combination of the above factors in the second quarter, the Company significantly reduced its projections for the remainder of the year. This significant decrease in projections resulted in the carrying value of assets at all of the Company’s reporting units being greater than the related reporting units’ fair value. As a result, the Company recorded goodwill impairment charges of $93,580 in its North America reporting unit, $39,604 in its Europe reporting unit, $22,628 in its South America reporting unit and $1,421 in its Asia Pacific reporting unit during the second quarter of 2009. Our 2010 annual goodwill impairment analysis resulted in no impairment.

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

Customer contracts	$68,177
Customer relationships	131,364
Developed technology	1,558
Trademarks and tradenames	1,339

Total intangible impairment	$202,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The following table presents the Predecessor’s intangible assets and accumulated amortization balances as of December 31, 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Developed technology	$3,335	$(1,479)	$1,856	4.6
Other	8,986	(293)	8,693

Balance at December 31, 2009—Predecessor	$12,321	$(1,772)	$10,549	4.6

Amortization expense totaled $30,996 and $14,976 for the years ended December 2008 and 2009, respectively.

In connection with the adoption of fresh-start accounting, the Company, with the assistance of independent appraisal, valued certain intangible assets at their estimated fair value, as of May 31, 2010. The value assigned to developed technology intangibles is based on the royalty savings method, which applies a hypothetical royalty rate to projected revenues attributable to the identified technologies. Royalty rates were determined based on analysis of market information. The customer-based intangible asset includes the Company’s established relationship with its customers and the ability of these customers to generate future economic profits for the Company. A summary of intangible assets as of December 31, 2010 is shown below:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$140,124	$(8,035)	$132,089	9.6
Developed technology	9,600	(938)	8,662	5.7
Other	8,979	(88)	8,891

Balance at December 31, 2010—Successor	$158,703	$(9,061)	$149,642	9.2

Amortization expense totaled $319 and $8,982 for the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively. Estimated amortization expense will total approximately $15,500 over each of the next five years.

8. Debt

Outstanding debt consisted of the following at December 31, 2009 and 2010:

	Predecessor	Successor
	December 31, 2009	December 31, 2010
Senior Notes	$—	$450,000
DIP Credit Agreement	175,000	—
Other borrowings	29,263	26,723

Total debt	$204,263	$476,723
Less: Current portion of long term debt	(18,204)	(19,965)
DIP Credit Agreement	(175,000)	—

Total long-term debt	$11,059	$456,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

8 1/2% Senior Notes due 2018

On May 11, 2010, CSA Escrow Corporation (the “Escrow Issuer”), an indirect wholly-owned non-Debtor subsidiary of CSA U.S., sold $450,000 aggregate principal amount of the Senior Notes. On the Effective Date, the Escrow Issuer was merged with and into CSA U.S. and CSA U.S. assumed the obligations under the Senior Notes and the Senior Notes indenture and the guarantees by the guarantors described below became effective. Proceeds from the Senior Notes, together with proceeds of the Rights Offering and cash on hand, were used to pay claims under the Predecessor’s prepetition credit agreement, the DIP Credit Agreement and the portion of the Predecessor’s prepetition senior notes payable in cash, in full, together with related fees and expenses.

The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Cooper-Standard Holdings Inc. and all of CSA U.S.’s wholly-owned domestic restricted subsidiaries (collectively, the “guarantors” and together with CSA U.S., the “obligors”). If CSA U.S. or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of CSA U.S. or a guarantor, such newly acquired or created subsidiary is also required to guarantee the Senior Notes. The Senior Notes bear an interest rate of 8 1/2% and mature on May 1, 2018. Interest is payable semi-annually on May 1 and November 1.

The Senior Notes and each guarantee constitute senior debt of the CSA U.S. and each guarantor, respectively. The Senior Notes and each guarantee (1) rank equally in right of payment with all of the applicable obligor’s existing and future senior debt, (2) rank senior in right of payment to all of the applicable obligor’s existing and future subordinated debt, (3) are effectively subordinated in right of payment to all of the applicable obligor’s existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of CSA U.S.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to CSA U.S. or one of the guarantors).

CSA U.S. has the right to redeem the Senior Notes at the redemption prices set forth below:

•

on and after May 1, 2014, all or a portion of the Senior Notes may be redeemed at a redemption price of 104.250% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2014, 102.125% of the principal amount thereof if redeemed during the twelve-month period beginning on May 1, 2015, and 100% of the principal amount thereof if redeemed on or after May 1, 2016, in each case plus any accrued and unpaid interest to the redemption date;

•

prior to May 1, 2013, up to 35% of the Senior Notes issued under the Senior Notes indenture may be redeemed with the proceeds from certain equity offerings at a redemption price of 108.50% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•	prior to May 1, 2014, all or a portion of the Senior Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium.

If a change of control occurs with respect to Cooper-Standard Holdings Inc. or CSA U.S., unless CSA U.S. has exercised its right to redeem all of the outstanding Senior Notes, each noteholder shall have the right to require that CSA U.S. repurchase such noteholder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase, subject to the right of the noteholders of record on the relevant record date to receive interest due on the relevant interest payment date.

The Senior Notes indenture limits, among other things, the ability of CSA U.S. and its restricted subsidiaries (currently, all majority owned subsidiaries) to pay dividends or make distributions, repurchase equity, prepay subordinated debt or make certain investments, incur additional debt or issue certain disqualified stock or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

preferred stock, sell assets, incur liens, enter into transactions with affiliates and allow to exist certain restrictions on the ability of a restricted subsidiary to pay dividends or to make other payments or loans to or transfer assets to CSA U.S. in each case, subject to certain exclusions and other customary exceptions. The Senior Notes indenture also limits the ability of CSA U.S., Cooper-Standard Holdings Inc. and a subsidiary guarantor to merge or consolidate with another entity or sell all or substantially all of its assets. In addition, certain of these covenants will not be applicable during any period of time when the Senior Notes have an investment grade rating. The Senior Notes indenture contains customary events of default.

The Senior Notes were initially issued in a private placement which was exempt from registration under the Securities Act. Pursuant to the terms of the registration rights agreement between the issuer, the guarantors and the initial purchasers of the Senior Notes, the Company consummated a registered exchange offer in February 2011, pursuant to which they exchanged all $450,000 principal amount of the outstanding privately placed Senior Notes, or “old notes,” for $450,000 principal amount of new 8 1/2% Senior Notes due 2018, or “exchange notes.” The exchange notes were issued under the same indenture as the old notes and are identical to the old notes, except that the new notes have been registered under the Securities Act. References herein to the “Senior Notes” refer to the old notes prior to the consummation of the exchange offer and to the exchange notes thereafter.

Senior ABL Facility

On the Effective Date, the Company, CSA U.S., CSA Canada (together with CSA U.S., the “Borrowers”) and certain subsidiaries of CSA U.S. entered into the Senior ABL Facility with certain lenders, Bank of America, N.A., as agent (the “Agent”), for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2010, no amounts were drawn under the Senior ABL Facility, but there was approximately $33,242 of letters of credit outstanding.

Any borrowings under the Senior ABL Facility will mature, and the commitments of the lenders under the Senior ABL Facility will terminate, on May 27, 2014. Proceeds from the Senior ABL Facility were used by the Borrowers to pay certain secured and unsecured claims, administrative expenses and administrative claims as contemplated by the Plan of Reorganization. Proceeds of the Senior ABL Facility may also be used to issue commercial and standby letters of credit, to finance ongoing working capital needs and for general corporate purposes. Loan (and letter of credit) availability under the Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the Senior ABL Facility is apportioned, as follows: $100,000 to CSA U.S. and $25,000 to CSA Canada.

The obligations of CSA U.S. under the Senior ABL Facility and cash management arrangements and interest rate, foreign currency or commodity swaps entered into by the Company, in each case with the lenders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

The applicable margin may vary between 3.25% and 3.75% with respect to the LIBOR or BA-based borrowings and between 2.25% and 2.75% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments based on usage over the immediately preceding quarter.

In addition to paying interest on outstanding principal under the Senior ABL Facility, the Borrowers are required to pay a fee in respect of committed but unutilized commitments equal to 0.50% per annum when usage of the Senior ABL Facility (as apportioned between the U.S. and Canadian facilities) is greater than 50% and 0.75% per annum when usage of the Senior ABL Facility is equal to or less than 50%. The Borrowers are also required to pay a fee on outstanding letters of credit under the Senior ABL Facility at a rate equal to the applicable margin in respect of LIBOR based borrowings plus a fronting fee at a rate of 0.125% per annum to the issuer of such letters of credit, together with customary issuance and other letter of credit fees. The Senior ABL Facility also requires the payment of customary agency and administrative fees.

The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of LIBOR-based borrowings).

The Senior ABL Facility includes affirmative and negative covenants that impose substantial restrictions on the Company’s financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.1 to 1.0 when availability under the Senior ABL Facility is less than specified levels. The Senior ABL Facility also contains various events of default that are customary for comparable facilities.

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

(Dollar amounts in thousands except per share and share amounts)

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

In order to refinance the Initial DIP Credit Agreement on terms more favorable to the Predecessor, on December 18, 2009 the Predecessor entered the DIP Credit Agreement, among the Company, the DIP Borrowers, various lenders party thereto, Deutsche Bank Trust Company Americas, as the administrative agent (in such capacity, the “DIP Agent”), collateral agent and documentation agent, and Deutsche Bank Securities Inc., as syndication agent, sole lead arranger and book runner. Under the DIP Credit Agreement, the lenders party thereto committed to provide superpriority senior secured term loans to the DIP Borrowers in an aggregate principal amount of up to $175,000, subject to certain conditions. The DIP Credit Agreement also provided for an additional uncommitted $25,000 incremental facility, for a total DIP facility of up to $200,000.

The Predecessor prepaid $25,000 of the borrowings under the DIP Credit Agreement on each of January 29, 2010, March 26, 2010, April 20, 2010, and May 18, 2010. In addition, the Company repaid $188 on March 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

2010. The remaining balance was repaid on the Effective Date, at which time the DIP Credit Agreement was cancelled and terminated, including all agreements related thereto.

Other borrowings at December 31, 2009 and 2010 reflect borrowings under capital leases and local bank lines, including $15,075 and $17,419 of short-term notes payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

The maturities of debt at December 31, 2010 are as follows:

2011	$19,965
2012	3,100
2013	2,814
2014	317
2015	237
Thereafter	450,290

$476,723

Interest paid on third party debt was $95,419, $57,851, $31,898 and $20,508 for 2008, 2009, the five months ended May 31, 2010 and the seven months ended December, 31 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. In 2010, the Company began offering a new retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $2,549 in 2008, $602 in 2009, $3,324 for the five months ended May 31, 2010 and $6,581 for the seven months ended December 31, 2010.

The following tables disclose information related to the Company’s defined benefit pension plans.

	Predecessor				Successor
	Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$251,791	$113,484	$270,751	$128,391	$280,157	$129,852
Service cost—employer	2,826	2,292	870	787	1,307	1,426
Interest cost	15,146	7,146	6,279	2,877	8,973	4,032
Actuarial loss	18,509	9,071	7,189	13,121	10,554	495
Amendments	(227)	—	—	—	—	16
Benefits paid	(17,294)	(11,721)	(4,932)	(2,902)	(14,917)	(4,662)
Foreign currency exchange rate effect	—	7,763	—	(12,422)	—	8,729
Curtailment/Settlements	—	361	—	—	—	(3,405)
Other	—	(5)	—	—	—	28

Projected benefit obligations at end of period	$270,751	$128,391	$280,157	$129,852	$286,074	$136,511

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$162,645	$41,122	$186,566	$50,746	$187,607	$51,241
Actual return on plans’ assets	31,414	6,203	(152)	449	19,885	5,133
Employer contributions	9,801	8,826	6,125	3,958	3,403	6,037
Benefits paid	(17,294)	(11,721)	(4,932)	(3,116)	(14,917)	(4,662)
Foreign currency exchange rate effect	—	6,320	—	(796)	—	2,808
Other	—	(4)	—	—	—	—

Fair value of plans’ assets at end of period	$186,566	$50,746	$187,607	$51,241	$195,978	$60,557

Funded status of the plans	$(84,185)	$(77,645)	$(92,550)	$(78,611)	$(90,096)	$(75,954)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

	Predecessor		Successor
	Year Ended December 31, 2009		Seven Months Ended December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(12,847)	$(4,418)	$(550)	$(4,084)
Pension benefits (long term)	(71,338)	(77,598)	(89,546)	(75,049)
Other assets	—	4,371	—	3,179

Net amount recognized at December 31	$(84,185)	$(77,645)	$(90,096)	$(75,954)

Included in cumulative other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $16 ($10 net of taxes) and unrecognized actuarial losses of $3,298 ($2,503 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2011 are $1 and $40, respectively.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $268,911 and $123,131 at December 31, 2009 and $284,324 and $131,918 at December 31, 2010, respectively. As of December 31, 2009, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $45,920 by $4,371. As of December 31, 2010, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $29,942 by $3,179.

Weighted average assumptions used to determine benefit obligations at December 31:

	Predecessor		Successor
	2009		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.79%	5.66%	5.37%	5.18%
Rate of compensation increase	3.25%	3.46%	3.25%	3.26%

The following table provides the components of net periodic benefit cost for the plans:

	Predecessor						Successor
	Year Ended December 31, 2008		Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31,2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$10,131	$3,439	$2,826	$2,292	$1,002	$893	$1,307	$1,426
Interest cost	15,516	7,634	15,146	7,146	6,278	2,871	8,973	4,032
Expected return on plan assets	(18,151)	(4,144)	(13,118)	(2,988)	(6,050)	(1,460)	(8,619)	(2,051)
Amortization of prior service cost, recognized actuarial loss and transistion obligation	191	453	3,840	201	1,467	70	—	—
Curtailment gain/settlement	—	—	(159)	(261)	—	—	—	(3,405)
Other	140	(56)	—	—	—	—	—	28

Net periodic benefit cost	$7,827	$7,326	$8,535	$6,390	$2,697	$2,374	$1,661	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

A curtailment gain of ($3,405) for the seven months ended December 31, 2010 included in the table above for one of the Company’s international locations was recorded as a reduction to restructuring expense.

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	Predecessor						Successor
	Year Ended December 31, 2008		Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.53%	6.18%	6.02%	5.79%	5.36%	5.55%	5.10%
Expected return on plan assets	8.00%	6.92%	8.00%	7.11%	8.00%	6.11%	8.00%	7.29%
Rate of compensation increase	3.25%	3.14%	3.25%	3.34%	3.25%	3.50%	3.25%	3.49%

Plan Assets

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2009 and 2010 by asset category are approximately as follows:

	Predecessor		Successor
	2009		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	41%	53%	42%	47%
Debt securities	23%	47%	18%	53%
Real Estate	3%	0%	4%	0%
Balanced funds(1)	31%	0%	30%	0%
Cash and cash equivalents	2%	0%	6%	0%

	100%	100%	100%	100%

(1)	Invested primarily in equity, fixed income and cash instruments.

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

Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy). Investments in Balanced Funds are valued at fair value using a market approach and inputs that are primarily directly or indirectly observable (Level 2 input based on the GAAP fair value hierarchy). Investments in Real Estate funds are primarily valued at fair value based on appraisals for each investment fund. The appraisals are considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). For further information on the GAAP fair value hierarchy, see Note 21. “Fair Value of Financial Instruments.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, the Company’s pension plan assets at fair value as of December 31, 2010:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$61,755	$49,054	$—	$110,809
Debt securities	16,338	51,778	—	68,116
Real Estate	—	—	7,021	7,021
Balanced funds	17,884	36,227	4,254	58,365
Cash and cash equivalents	12,224	—	—	12,224

Total	$108,201	$137,059	$11,275	$256,535

The following is a reconciliation for which Level three inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2010	$6,003
Net purchases	4,144
Total gains	1,128

Ending balance of assets classified as Level 3 as of December 31, 2010	$11,275

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2011	$15,348	$7,889	$23,237
2012	15,600	6,802	22,402
2013	16,032	6,893	22,925
2014	16,752	6,993	23,745
2015	17,476	7,584	25,060
2016 - 2020	102,502	41,596	144,098

The Company estimates it will make cash contributions of approximately $32,000 to its pension plans in 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The following tables disclose information related to the Company’s postretirement benefit plans.

	Predecessor				Successor
	Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$58,905	$9,569	$57,036	$12,328	$59,380	$15,186
Service cost	1,307	446	481	163	705	308
Interest cost	3,493	796	1,341	353	1,893	506
Actuarial loss (gain)	(2,228)	749	1,177	2,574	(3,324)	1,109
Benefits paid	(2,073)	(486)	(690)	(238)	(1,198)	(390)
Curtailment gain	(2,433)	(748)	—	—	—	—
Plan change	(94)	—	—	—	17	—
Other	159	338	35	—	50	—
Foreign currency exchange rate effect	—	1,664	—	6	—	796

Benefit obligation at end of year	$57,036	$12,328	$59,380	$15,186	$57,523	$17,515

Funded status of the plans	$(57,036)	$(12,328)			$(57,523)	$(17,515)

Net amount recognized at December 31	$(57,036)	$(12,328)			$(57,523)	$(17,515)

Included in cumulative other comprehensive loss at December 31, 2010 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $17 net of tax and unrecognized actuarial gains of $2,185 ($2,486 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2011 is $2.

The following table provides the components of net periodic benefit costs for the plans:

	Predecessor						Successor
	Year Ended December 31, 2008		Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,471	$654	$1,307	$446	$481	$157	$705	$308
Interest cost	3,751	760	3,493	796	1,341	360	1,893	506
Amortization of prior service cost and recognized actuarial loss	(2,895)	—	(3,182)	(108)	(1,381)	(14)	—	—
Curtailment gain	—	—	(2,656)	(748)	—	—	—	—
Other	—	—	160	—	35	—	50	—

Net periodic benefit cost	$2,327	$1,414	$(878)	$386	$476	$503	$2,648	$814

The curtailment gain for the year ended December 31, 2009 in the table above was recorded as a reduction to restructuring expense.

The weighted average assumed discount rate used to determine domestic benefit obligations was 5.80% and 5.35% at December 31, 2009 and 2010, respectively. The weighted-average assumed discount rate used to determine domestic net periodic benefit cost was 6.25%, 6.10%, 5.80% and 5.55% for 2008, 2009, the five months ended May 31,2010 and the seven months ended December 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The weighted average assumed discount rate used to determine international benefit obligations was 6.80% and 5.25% at December 31, 2009 and 2010, respectively. The weighted-average assumed discount rate used to determine international net periodic benefit cost was 5.50%, 7.50%, 6.80% and 5.65% for 2008, 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively.

At December 31, 2010, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) was 8.35% for 2011 for the U.S. and 9.0% for Non-U.S. with both grading down over time to 5.0% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$195	$(159)
Effect on projected benefit obligations	3,584	(2,926)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2011	$2,759	$573	$3,332
2012	2,924	595	3,519
2013	3,080	601	3,681
2014	3,233	609	3,842
2015	3,420	628	4,048
2016 - 2020	19,859	3,572	23,431

Other post retirement benefits recorded in our consolidated balance sheets include $10,429 and $8,263 as of December 31, 2009 and 2010, respectively, for termination indemnity plans for two of our European locations.

11. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for non-controlling interests are as follows:

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Domestic	$(124,515)	$(285,177)	$517,609	$20,595
Foreign	31,290	(126,697)	158,940	25,625

	$(93,225)	$(411,874)	$676,549	$46,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The Company’s provision (benefit) for income taxes consists of the following:

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Current
Federal	$—	$(2,786)	$—	$—
State	701	417	2,003	(91)
Foreign	15,784	(12,001)	6,888	12,946
Deferred
Federal	(1,236)	(4,850)	614	—
State	—	—	55	—
Foreign	14,046	(36,466)	30,380	(7,760)

	$29,295	$(55,686)	$39,940	$5,095

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Tax at U.S. statutory rate	$(32,629)	$(144,156)	$236,792	$16,177
State and local taxes	(1,359)	(5,999)	7,899	1,606
Tax credits	(6,995)	(11,433)	(1,936)	(4,179)
Goodwill impairment	8,099	50,712	—	—
Reorganization items and fresh- start accounting adjustments, net	—	—	(162,569)	—
Liquidation of foreign subsidiary	17,703	—	—	—
US-Canada APA settlement	—	7,132	5,867	(651)
Effect of tax rate changes	(1,304)	(260)	—	(180)
Foreign withholding taxes	2,529	861	789	1,823
Effect of foreign tax rates	(6,828)	(1,141)	(7,376)	(3,788)
Valuation allowance	45,154	39,898	(38,915)	(5,377)
Other, net	4,925	8,700	(611)	(336)

Income tax provision	$29,295	$(55,686)	$39,940	$5,095

Effective income tax rate	(31.4)%	13.5%	5.9%	11.0%

Payments(refunds), net for income taxes for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months December 31, 2010 were $25,797, $(1,006), $6,584 and $4,367, respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

Under the Bankruptcy Reorganization Plan, the Company’s prepetition senior subordinated securities and other obligations were extinguished. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, our U.S. net operating loss carryforward will be reduced to zero, however a portion of our tax credit carryforwards (collectively, the “Tax Attributes”) will be retained after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 bankruptcy proceedings.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s Tax Attributes.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	Predecessor	Successor
	2009	2010
Deferred tax assets:
Postretirement and other benefits	$68,398	$80,630
Capitalized expenditures	10,892	9,015
Net operating loss and tax credit carryforwards	193,817	152,843
All other items	36,518	36,077

Total deferred tax assets	309,625	278,565
Deferred tax liabilities:
Property, plant and equipment	(38,990)	(48,321)
Intangibles	—	(48,717)
All other items	(12,129)	(2,193)

Total deferred tax liabilities	(51,119)	(99,231)
Valuation allowances	(210,650)	(155,363)

Net deferred tax assets	$47,856	$23,971

Net deferred taxes in the consolidated balance sheet are as follows:

	Predecessor	Successor
	2009	2010
Current assets	$7,239	$8,786
Non-current assets	58,555	39,461
Current liabilities	(10,063)	(5,939)
Non-current liabilities	(7,875)	(18,337)

	$47,856	$23,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

At December 31, 2010, the Company’s foreign subsidiaries, primarily in France, Brazil, Germany, and UK, have operating loss carryforwards aggregating $103,000 with indefinite expiration periods while Spain has an operating loss carryforward of $21,200 with expiration dates beginning in 2011. Other foreign subsidiaries in China, Mexico, Italy, Netherlands, and Korea have operating losses aggregating $60,400, with expiration dates beginning in 2013. The Company’s Polish subsidiaries have special economic zone credits totaling $25,800. The Company’s Czech Republic subsidiary has an income tax incentive totaling $5,400. The U.S. foreign tax credit carryforward is $44,400 with expiration dates beginning in 2015 and 2020. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $21,000 with expiration dates beginning in 2011.

During 2010, due to our recent operating performance in the United States and current industry conditions, we continued to assess, based upon all available evidence, that it was more likely than not that we would not realize our U.S. deferred tax assets. During 2010, our U.S. valuation allowance decreased by $60,900, primarily related to the reduction of tax attributes to offset the cancellation of debt income generated as part of the Chapter 11 bankruptcy. Going forward, the need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain a full valuation allowance against our deferred tax assets in the U.S. and applicable foreign countries until sufficient positive evidence exists to eliminate them.

Deferred income taxes have not been provided on approximately $356,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

On June 23, 2009, a U. S. and Canadian bi-lateral Advanced Pricing Arrangement (“APA”) with the Company was completed and signed. The settlement of the bi-lateral APA resulted in income tax refunds to CSA Canada for the years 2000 through 2007 totaling approximately CAD $88,000. Under the terms of the Stock Purchase Agreement with Cooper Tire and Rubber Company dated September 16, 2004, Cooper Tire and Rubber Company had a claim against the Company for the amount of tax refunds received by CSA Canada relating to the years 2000 through 2004. On July 27, 2009, CSA Canada received approximately CAD $80,000, which represented the federal portion of the expected refunds plus interest.

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

(Dollar amounts in thousands except per share and share amounts)

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

At December 31, 2010, the Company has $2,758 ($3,533 including interest and penalties) of total unrecognized tax benefits. Of this total, $2,601 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate due primarily to the impact of the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Month Ended May 31, 2010	Seven Month Ended December 31, 2010
Balance at beginning of period	$3,930	$4,728	$3,218	$2,996
Tax positions related to the current period
Gross additions	411	255	107	13
Gross reductions	—	—	—	(19)
Tax positions related to prior years
Gross additions	1,127	—	—	1,676
Gross reductions	(244)	(1,086)	(79)	(1,443)
Settlements	(32)	(59)	(250)	—
Lapses on statutes of limitations	(464)	(620)	—	(465)

Balance at end of period	$4,728	$3,218	$2,996	$2,758

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service (IRS) completed an examination of the Company’s U.S. income tax returns for 2005 and 2006 during 2009. The only material adjustments were those related to the US and Canada Advanced Pricing Agreement. An examination of the Company’s U.S. income tax returns for 2007 and 2008 is ongoing, with no significant adjustments anticipated. U.S. state and local jurisdictions for any taxable year prior to 2009 are generally limited to the amount of any tax claims they filed in the Bankruptcy Court by February 3, 2010. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2003.

During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in certain jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $2,254, of which an immaterial amount, if recognized, could impact the effective tax rate.

The Company classifies all tax related interest and penalties as income tax expense. The company has recorded in liabilities for 2008, 2009, the five months ended May 31, 2010 and the seven months December 31, 2010 $431, $436, $352, and $775, respectively, for tax related interest and penalties on its consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

12. Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $23,331, $21,570, $9,525 and $11,668 for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months December 31, 2010, respectively.

Future minimum payments for all non-cancelable operating leases are as follows:

2011	$19,133
2012	14,530
2013	11,698
2014	9,528
2015	8,402
Thereafter	17,260

13. Accumulated Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) in the accompanying balance sheets consists of:

	Predecessor			Successor
	For the Year Ended		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2008	2009
Cumulative currency translation adjustment	$(1,424)	$24,474	$(6,617)	$40,828
Benefit plan liability	(28,540)	(33,159)	(33,067)	5,451
Tax effect	(181)	939	973	(489)

Net	(28,721)	(32,220)	(32,094)	4,962
Fair value change of derivatives	(32,685)	(22,742)	(23,017)	127
Tax effect	3,294	(549)	(355)	(36)

Net	(29,391)	(23,291)	(23,372)	91

	$(59,536)	$(31,037)	$(62,083)	$45,881

14. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $19,252 and $38,948 at December 31, 2009 and 2010, respectively.

Legal and Other Claims

The Company is periodically involved in claims, litigation, and various legal matters that arise in the ordinary course of business. In addition, the Company conducts and monitors environmental investigations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company. If appropriate, the Company establishes a reserve estimate for each matter and updates such estimate as additional information becomes available. Based on the information currently known to us, we do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our financial condition, results of operations, or cash flows.

15. Other Income (Expense), net

The components of Other Income (Expense) for the years 2008, 2009, and 2010 are as follows:

	Predecessor			Successor
	For the Year Ended		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2008	2009
Foreign currency gains (losses)	$(845)	$4,455	$(20,779)	$3,355
Gain on debt repurchase	1,696	9,096	—	—
Interest rate swaps	—	(2,414)	—	—
Loss on sale of receivables	(2,219)	(1,218)	(377)	(715)
Miscellaneous income	—	—	—	1,574

Other income (expense)	$(1,368)	$9,919	$(21,156)	$4,214

16. Related Party Transactions

Sales to NISCO, a 50% owned joint venture, totaled $26,658, $21,705, $12,273 and $16,032, in 2008, 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively.

Purchases of materials from Guyoung, a 20% owned joint venture, totaled $1,313, $4,204, $4,052 and $2,894 in 2008, 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively.

17. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period. The Company’s shares of 7% preferred stock outstanding are considered participating securities. A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

Successor
Seven Months Ended December 31, 2010
Net Income attributable to Cooper-Standard Holdings Inc.	$40,576
Less: Preferred stock dividends (paid or unpaid)	(4,734)
Less: Undistributed earnings allocated to participating securities	(7,119)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723

Average shares of common stock outstanding	17,489,693

Basic net income per share attibutable to Cooper-Standard Holdings Inc.	$1.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

Successor
Seven Months Ended December 31, 2010

Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723

Average common shares outstanding	17,489,693
Dilutive effect of:
Common restricted stock	321,967
Preferred restricted stock	77,758
Warrants	633,933
Options	56,574

Average dilutive shares of common stock outstanding	18,579,925

Diluted net income per share attibutable to Cooper-Standard Holdings Inc.	$1.55

The effect of including the convertible 7% preferred stock was excluded from the computation of weighted average diluted shares outstanding for the seven months ended December 31, 2010, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted), is shown below:

Successor
Seven Months Ended December 31, 2010
Preferred shares, as if converted	4,335,188
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation.	$11,853

18. Capital Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2010, an aggregate of 18,376,112 shares of its common stock were issued and outstanding.

Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of 7% preferred stock are entitled to vote (on an “as-converted” basis), together with holders of shares of common stock as one class, on all matters upon which holders of common stock have a right to vote.

Holders of common stock are entitled to receive ratably dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The 7% preferred stock restricts the Company’s ability to pay dividends on common stock (other than dividends paid in common stock) unless full cumulative preferred dividends on the 7% preferred stock have been paid (in cash or “in-kind” with additional shares of 7% preferred stock (“additional preferred shares”)) and, in the case of a cash dividend,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

the Company shall have offered to purchase and has purchased all additional preferred shares previously issued by it as an in-kind dividend and tendered to the Company by the holders thereof. The Senior Notes and the Senior ABL Facility also each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.

In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities, subject to any liquidation preference of any outstanding series of preferred stock, including the 7% preferred stock.

Warrants

An aggregate of 2,419,753 warrants have been issued and 2,419,753 shares of common stock are issuable upon exercise of the warrants. The warrants are exercisable into shares of common stock at an exercise price of $27.33 per share or on a cashless (net share settlement) basis and are subject to certain customary anti-dilution protections. The warrants may be exercised at any time prior to the close of business on November 27, 2017. The warrants are not redeemable. Warrant holders do not have any rights or privileges of holders of common stock until they exercise their warrants and receive shares of common stock.

Redeemable Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 2,000,000 shares of its authorized preferred stock as “7% cumulative participating convertible preferred stock,” of which 1,052,444 shares were issued and outstanding as of December 31, 2010. The 7% preferred stock ranks senior to the common stock and all other classes or series of the Company’s capital stock, except for any class or series that ranks on a parity with the 7% preferred stock (“junior securities”). In the event of the Company’s liquidation, dissolution or winding up, holders of 7% preferred stock are entitled to priority in payments in an amount equal to the greater of (x) the stated value of the 7% preferred stock (currently one hundred dollars, subject to adjustments) (the “stated value”) plus accrued and unpaid cumulative preferred dividends and (y) the amount such share of 7% preferred stock would be entitled to receive if such share had been converted into shares of common stock (i.e. on an “as-converted” basis).

Holders of 7% preferred stock are entitled to receive cumulative preferred cash dividends at the rate of 7% per annum on the stated value plus all accrued and unpaid dividends. Dividends are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. The Company may, at its option, pay preferred dividends “in-kind” with additional preferred shares; provided that all accrued dividends for all past dividend periods have been paid in full (whether in cash or in-kind). Holders of shares of 7% preferred stock are also entitled to participate on an “as-converted” basis in dividends and distributions paid or made on the common stock, other than those paid or made in shares of common stock (each, a “participating dividend”). The 7% preferred stock restricts dividends and distributions on, and the acquisition or redemption of, junior securities (including common stock), subject to certain exceptions.

Shares of 7% preferred stock are convertible from time to time into shares of common stock at the option of the holders. The conversion price of the 7% preferred stock is $23.30574 per share of common stock and is subject to customary “anti-dilution” adjustments.

The Company may cause the conversion of some or all of the 7% preferred stock at any time after May 27, 2013 if, among other things, (i) the closing sale price of the common stock exceeded 155% of the conversion price for a specified period and (ii) the common stock has been listed on the New York Stock Exchange or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

NASDAQ. The Company may also cause the conversion of all shares of 7% preferred stock immediately prior to the consummation of an underwritten initial public offering of the common stock if (i) the holders of two-thirds of the then outstanding shares of 7% preferred stock approve the conversion and (ii) the common stock has been listed on the NYSE or NASDAQ.

In the event of certain transactions in which all of the common stock is converted into the right to receive cash (a “cash transaction”), the Company may, at its option, cause all of the shares of 7% preferred stock to be converted into cash in an amount determined as set forth in the certificate of designations relating to the 7% preferred stock. Upon the occurrence of certain events that constitute a change of control or involve a cash transaction, the holders of 7% preferred stock may require the Company to redeem all or a portion of their 7% preferred stock at a cash price per share determined as set forth in the certificate of designations.

From and after May 27, 2010, the Company may, at its option, redeem shares of 7% preferred stock at any time, in whole or in part, in cash in an amount determined as set forth in the certificate of designations. The Company’s right to optionally redeem the 7% preferred stock is subject to certain conditions, including that all dividends must have been paid for all past dividend periods.

Each share of 7% preferred stock carries one vote for each share of common stock into which such share may be converted and is entitled to vote on any matter upon which shares of the common stock are entitled to vote, voting together with the common stock and not as a separate class. In addition, the holders of two-thirds of the outstanding 7% preferred stock are required to approve certain actions that could adversely affect the 7% preferred stock.

The following table summarizes the Company’s 7% preferred stock activity for the seven months ended December 30, 2010:

	Successor
	Preferred Shares	Preferred Stock
Preferred Stock at June 1, 2010	1,000,000	$128,000
Stock-based compensation	41,664	920
Preferred stock dividends	10,780	1,419

Preferred Stock at December 31, 2010	1,052,444	$130,339

On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

19. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. In addition, in December 2006 the Company established the Management Stock Purchase Plan, which provided

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

participants the opportunity to “purchase” Company stock units. On the Effective Date, outstanding awards under the Stock Incentive Plan and Management Stock Purchase Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $1,264, $1,361 and $244 for the years ended December 31, 2008 and 2009 and the five months ended May 31, 2010, respectively.

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

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted, all with an exercise price of $25.52. The weighted average grant-date fair value of these options is $11.42. All options were outstanding as of December 31, 2010, and no options were cancelled, forfeited, exercised or vested. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three or four years from the date of grant. Total compensation expense recognized for stock options amounted to $1,493 for the seven months ended December 31, 2010. As of December 31, 2010, unrecognized compensation expense for stock options amounted to $8,090.

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method. The risk free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

of the shares that are accounted for under ASC Topic 718 was estimated at the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions:

2010
Expected volatility	40.00%
Dividend yield	0.00%
Expected option life—years	6.25
Risk-free rate	3.40%

Restricted Common Shares. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted. All restricted shares of common stock were outstanding as of December 31, 2010 and no restricted shares of common stock were cancelled, forfeited or vested. The fair value of the restricted shares of common stock is determined based on the closing sales price of the common stock on the date of grant. The weighted average grant date fair value of these shares is $25.52. The restricted shares of common stock vest over three and four years. Total compensation expense recognized for restricted shares of common stock amounted to $3,938 for the seven months ended December 31, 2010. As of December 31, 2010, unrecognized compensation expense for restricted shares of common stock amounted to $18,734.

Restricted Preferred Stock. On the Effective Date, 41,664 restricted preferred stock shares were granted, and they vest over three or four years from the date of grant. On July 19, 2010, the Company paid a stock dividend of 435 restricted preferred shares on the 41,664 restricted preferred stock shares outstanding. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. As of December 31, 2010, there were 42,099 restricted preferred stock shares outstanding, which are convertible into 180,637 shares of common stock. The weighted average grant date fair value of these shares is $127.77. No restricted preferred stock shares were cancelled, forfeited or converted during the seven months ended December 31, 2010. Total compensation expense recognized for restricted preferred stock totaled $920 for the seven months ended December 31, 2010. As of December 31, 2010, unrecognized compensation expense for restricted preferred stock amounted to $4,460.

20. Business Segments

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in two segments. The Company’s principal product lines are body and chassis products and fluid handling products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s business segments:

	Predecessor			Successor
	For the Year Ended		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2008	2009
Sales to external customers
North America	$1,244,423	$910,306	$508,738	$739,419
International	1,350,154	1,034,953	500,390	665,600

Consolidated	$2,594,577	$1,945,259	$1,009,128	$1,405,019

Intersegment sales
North America	$3,687	$4,377	$1,757	$2,640
International	11,585	5,467	3,206	4,488
Eliminations and other	(15,272)	(9,844)	(4,963)	(7,128)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$(36,662)	$(246,015)	$590,121	$58,004
International	(56,563)	(165,859)	86,428	(11,784)

Income (loss) before income taxes	$(93,225)	$(411,874)	$676,549	$46,220

Depreciation and amortization expense
North America	$77,135	$60,192	$17,701	$33,475
International	59,199	49,240	16,266	30,121
Eliminations and other	3,771	4,345	1,685	3,073

Consolidated	$140,105	$113,777	$35,652	$66,669

Capital expenditures
North America	$27,565	$14,194	$9,120	$21,197
International	54,783	30,076	11,542	29,366
Eliminations and other	9,777	1,843	2,273	3,878

Consolidated	$92,125	$46,113	$22,935	$54,441

Segment assets
North America		$694,442		$763,401
International		877,971		878,161
Eliminations and other		164,994		212,214

Consolidated		$1,737,407		$1,853,776

Net interest expense included in segment profit for North America totaled $45,831, $31,013, $22,181and $12,593 for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively. Net interest expense included in segment profit for International totaled $47,063, $33,320, $22,324 and $12,424 for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively.

Restructuring costs included in segment profit for North America totaled $13,356, $8,624, $851 and $485 for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively. International restructuring costs totaled $24,944, $23,787, $5,042 and $3 for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Predecessor			Successor
	For the Year Ended		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2008	2009
Revenues
United States	$668,500	$516,411	$277,109	$382,089
Canada	304,652	175,670	102,863	141,988
Mexico	271,271	218,225	128,766	215,342
Germany	440,393	277,859	118,314	149,404
Other	909,761	757,094	382,076	516,196

Consolidated	$2,594,577	$1,945,259	$1,009,128	$1,405,019

Tangible long-lived assets
United States		$138,098		$122,866
Canada		48,450		50,487
Mexico		54,363		51,141
Germany		102,796		121,328
Other		242,472		243,682

Consolidated		$586,179		$589,504

Sales to customers of the Company which contributed ten percent or more of its total consolidated sales and the related percentage of consolidated Company sales for 2008, 2009 and 2010 are as follows:

	2008 Percentage of Combined Net Sales	2009 Percentage of Combined Net Sales	2010 Percentage of Combined Net Sales
Customer
Ford	25%	31%	28%
General Motors	16%	14%	16%

21. Fair Value of Financial Instruments

Fair values of the Predecessor’s prepetition senior notes and prepetition senior subordinated notes approximated $256,106 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $505,300. Fair values of the Predecessor’s term loans approximated $512,828 at December 31, 2009, based on quoted market prices, compared to the recorded values totaling $520,637. As a result of the adoption of fresh-start accounting, all remaining amounts recorded related to the Predecessor’s prepetition senior notes, prepetition senior subordinated notes, and term loans were eliminated. See Note 4. “Fresh-Start Accounting.”

Fair values of the Debtors’ DIP Credit Agreement borrowings approximated $177,188 at December 31, 2009, based on quoted market prices, compared to the recorded value totaling $175,000. Upon the Company’s emergence from bankruptcy, the borrowings under the DIP Credit Agreement were repaid.

Fair values of the Senior Notes approximated $477,563 at December 31, 2010, based on quoted market prices, compared to the recorded value of $450,000.

The Company uses derivative financial instruments, including forward and swap contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

derivative is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income (loss) is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Derivative Instruments and Hedging Activities

The Predecessor’s failure to make the scheduled interest payments on its prepetition senior notes and prepetition senior subordinated notes and the expiration of the applicable 30-day grace period on July 16, 2009 constituted a “cross-default” under the Company’s ISDA Agreements in the names of CSA U.S., CSA Canada and Cooper-Standard Automotive International Holdings B.V., with its various senior lenders as counterparties. As a result, the counterparties to certain outstanding derivative contracts under these ISDA Agreements elected to exercise their option of early termination under such contracts. Certain interest rate, foreign exchange and commodity swap derivatives that were designated under ASC 815 as cash flow hedges were terminated for the purposes of ASC 815 as a result of the failure to make the interest payment and in anticipation of the termination events. The values of these terminated derivatives, totaling $18,081, were classified as liabilities subject to compromise and were repaid upon emergence from bankruptcy.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward foreign exchange contracts to hedge currency risk. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (loss) (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) into cost of products sold were $126 and $123 for the five months ended May 31, 2010 and seven months ended December 31, 2010, respectively. At December 31, 2010 all forward foreign exchange contracts were settled.

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of December 31, 2010, the USD notional amount of this contract was $6,611. At December 31, 2010, the fair value before taxes of the Company’s interest rate swap contract was $(300) and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset AOCI, net of deferred taxes. The amounts reclassified from AOCI into interest expense for this swap were $102 and $132 for the five months ended May 31, 2010 and seven months ended December 31, 2010, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $144. The maturity date of this interest rate swap contract is September 2013.

Fair Value Measurements

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

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

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2009 and 2010, are shown below:

	Predecessor—2009
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(406)	$—	$—	$(406)

Total	$(406)	$—	$—	$(406)

	Successor—2010
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(300)	$—	$—	$(300)

Total	$(300)	$—	$—	$(300)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the year ended December 31, 2010, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2010—Predecessor	$406
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	228
Included in other comprehensive income	87
Purchases, issuances and settlements	(228)

Balance as of May 31, 2010	$493
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	161
Included in other comprehensive income	(99)
Purchases, issuances and settlements	(255)

Ending Balance as of December 31, 2010—Successor	$300

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Total losses included in earnings (or changes in net liabilities) for the period (above)	$228	$161
Change in unrealized losses relating to assets still held at the reporting date	—	—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis see Note 2. “Significant Accounting Policies,” Note 4. “Fresh-Start Accounting,” Note 5. “Restructuring,” Note 6. “Property, Plant and Equipment,” and Note 7. “Goodwill and Intangibles.”

22. Selected Quarterly Information (Unaudited)

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Sales	$401,768	$448,046	$517,842	$577,603
Gross profit	37,832	55,287	82,067	91,120
Consolidated net income (loss)	(55,277)	(349,344)	10,666	37,767
Net income (loss) attributable to Cooper-Standard Holdings Inc.	(54,966)	(349,340)	10,847	37,397

	Predecessor		Successor
	First Quarter	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Third Quarter	Fourth Quarter
2010
Sales	$596,324	$412,804	$215,642	$585,650	$603,727
Gross profit	104,504	72,423	33,767	102,091	96,811
Consolidated net income	3,668	632,941	4,940	21,009	15,176
Net income attributable to Cooper-Standard Holdings Inc.	3,409	632,878	4,930	20,833	14,813
Net income available to Cooper-Standard Holdings Inc. common stockholders			$3,218	$15,116	$10,395
Basic net income per share attributable to Cooper-Standard Holdings Inc.			$0.18	$0.86	$0.59
Diluted net income per share attributable to Cooper-Standard Holdings Inc.			$0.18	$0.83	$0.55

Selected quarterly information for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

23. Sale Leaseback Transaction

During the year ended December 31, 2008, the Company sold a manufacturing facility to an independent third party and simultaneously agreed to lease the facility from that party for a period of 15 years. Gross proceeds from this sale were $8,556. The transaction is structured as an operating lease.

24. Guarantor and Non-Guarantor Subsidiaries

In connection with the May 27, 2010 Reorganization of the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary, issued Senior Notes with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the Senior Notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008

Predecessor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

Predecessor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	—	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	—	41.9	—	50.2	—	92.1
Amortization of intangibles	—	0.2	—	0.1	—	0.3
Restructuring	—	0.1	0.1	5.7	—	5.9

Operating profit (loss)	—	(16.9)	41.3	54.2	—	78.6
Interest expense, net of interest income	—	(32.7)	—	(11.8)	—	(44.5)
Equity earnings (loss)	—	—	2.6	1.0	—	3.6
Reorganization items, net	—	516.6	(2.7)	146.1	—	660.0
Other income (expense)	—	4.2	0.4	(25.8)	—	(21.2)

Income (loss) before income taxes	—	471.2	41.6	163.7	—	676.5
Provision for income tax expense (benefit)	—	39.5	(35.2)	35.6	—	39.9

Income (loss) before equity in income
(loss) of subsidiaries	—	431.7	76.8	128.1	—	636.6
Equity in net income (loss) of subsidiaries	636.6	204.9	—	—	(841.5)	—

Consolidated net income (loss)	636.6	636.6	76.8	128.1	(841.5)	636.6
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$636.6	$636.6	$76.8	$127.8	$(841.5)	$636.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$248.7	$333.2	$883.9	$(60.8)	$1,405.0
Cost of products sold	—	212.5	269.8	750.9	(60.8)	1,172.4
Selling, administration, & engineering expenses	—	79.7	9.4	70.4	—	159.5
Amortization of intangibles	—	6.5	—	2.5	—	9.0
Restructuring	—	0.2	0.2	0.1	—	0.5

Operating profit (loss)	—	(50.2)	53.8	60.0	—	63.6
Interest expense, net of interest income	—	(21.2)	—	(3.8)	—	(25.0)
Equity earnings	—	0.2	1.9	1.3	—	3.4
Reorganization items, net	—	—	—	—	—	—
Other income (expense), net	—	33.2	0.4	(29.4)	—	4.2

Income (loss) before income taxes	—	(38.0)	56.1	28.1	—	46.2
Provision for income tax expense (benefit)	—	(5.0)	7.3	2.8	—	5.1

Income (loss) before equity in income
(loss) of subsidiaries	—	(33.0)	48.8	25.3	—	41.1
Equity in net income (loss) of subsidiaries	41.1	74.1	—	—	(115.2)	—

Consolidated net income (loss)	41.1	41.1	48.8	25.3	(115.2)	41.1
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(0.5)	—	(0.5)

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$41.1	$41.1	$48.8	$24.8	$(115.2)	$40.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2009

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$91.5	$0.7	$288.1	$—	$380.3
Accounts receivable, net	—	54.3	61.0	240.2	—	355.5
Inventories	—	16.4	22.9	72.3	—	111.6
Prepaid Expenses	—	3.4	0.4	18.4	—	22.2
Other	—	42.8	0.5	33.1	—	76.4

Total current assets	—	208.4	85.5	652.1	—	946.0
Investments in affiliates and intercompany accounts, net	(311.0)	580.2	660.4	(197.6)	(696.0)	36.0
Property, plant, and equipment, net	—	65.5	94.1	426.6	—	586.2
Goodwill	—	87.7	—	—	—	87.7
Other assets	—	11.2	3.7	66.6	—	81.5

	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$75.0	$—	$118.2	$—	$193.2
Accounts payable	—	37.4	14.2	114.7	—	166.3
Accrued liabilities	—	41.4	5.9	111.3	—	158.6

Total current liabilities	—	153.8	20.1	344.2	—	518.1
Liabiilities subject to compromise	69.1	1,077.9	2.8	112.1	—	1,261.9
Long-term debt	—	—	—	11.1	—	11.1
Other long-term liabilities	—	141.3	6.4	105.1	—	252.8

	69.1	1,373.0	29.3	572.5	—	2,043.9
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	(380.1)	(420.0)	814.4	370.7	(696.0)	(311.0)
Noncontrolling interest	—	—	—	4.5	—	4.5

Total equity (deficit)	(380.1)	(420.0)	814.4	375.2	(696.0)	(306.5)

Total liabilities and equity (deficit)	$(311.0)	$953.0	$843.7	$947.7	$(696.0)	$1,737.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING BALANCE SHEET

December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.0	$—	$131.5	$—	$294.5
Accounts receivable, net	—	54.3	72.6	254.0	—	380.9
Inventories	—	17.4	28.3	76.3	—	122.0
Prepaid Expenses	—	4.3	0.6	15.2	—	20.1
Other	—	16.4	(5.2)	29.6	—	40.8

Total current assets	—	255.4	96.3	506.6	—	858.3
Investments in affiliates and intercompany accounts, net	560.5	384.5	934.5	(206.6)	(1,623.8)	49.1
Property, plant, and equipment, net	—	68.1	71.5	449.9	—	589.5
Goodwill	—	111.1	—	25.9	—	137.0
Other assets	—	105.7	(8.5)	122.7	—	219.9

	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

LIABILITIES & EQUITY (DEFICIT)
Current liabilities:
Debt payable within one year	$—	$—	$—	$19.9	$—	$19.9
Accounts payable	—	34.2	25.5	116.3	—	176.0
Accrued liabilities	—	79.8	11.2	121.6	—	212.6

Total current liabilities	—	114.0	36.7	257.8	—	408.5
Long-term debt	—	450.0	—	6.8	—	456.8
Other long-term liabilities	—	153.7	5.9	135.5	—	295.1

	—	717.7	42.6	400.1	—	1,160.4
Preferred Stock	—	130.3	—	—	—	130.3
Total Cooper-Standard Holdings Inc. stockholders’ equity (deficit)	560.5	76.8	1,051.2	495.8	(1,623.8)	560.5
Noncontrolling interest	—	—	—	2.6	—	2.6

Total equity (deficit)	560.5	76.8	1,051.2	498.4	(1,623.8)	563.1

Total liabilities and equity (deficit)	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

Predecessor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

Predecessor

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$—	$(122.8)	$(0.3)	$47.7	$—	$(75.4)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.0)	(4.0)	(15.9)	—	(22.9)
Fixed asset proceeds	—	—	3.6	0.2	—	3.8

Net cash provided by (used in) investing activities	—	(3.0)	(0.4)	(15.7)	—	(19.1)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	(75.0)	—	(102.1)	—	(177.1)
Principal payments on long-term debt	—	(595.5)	—	(114.0)	—	(709.5)
Proceeds from issuance of stock	—	355.0	—	—	—	355.0
Debt issuance costs	—	(30.9)	—	(0.1)	—	(31.0)
Proceeds from issuance of long-term debt	—	450.0	—	—	—	450.0

Net cash provided by (used in) financing activities	—	103.6	—	(216.2)	—	(112.6)
Effects of exchange rate changes on cash	—	(0.3)	—	5.8	—	5.5
Changes in cash and cash equivalents	—	(22.5)	(0.7)	(178.4)	—	(201.6)
Cash and cash equivalents at beginning of period	—	91.5	0.7	288.1	—	380.3

Cash and cash equivalents at end of period	$—	$69.0	$—	$109.7	$—	$178.7

Depreciation and amortization	$—	$6.5	$6.6	$22.6	$—	$35.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$3.2	$65.0	$6.3	$96.1	$—	$170.6
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.2)	(6.3)	(37.9)	—	(54.4)
Fixed asset proceeds	—	2.3	—	0.3	—	2.6

Net cash provided by (used in) investing activities	—	(7.9)	(6.3)	(37.6)	—	(51.8)
FINANCING ACTIVITIES
Increase/(decrease) in short term debt	—	—	—	3.9	—	3.9
Principal payments on long-term debt	—	(0.1)	—	(2.0)	—	(2.1)
Other	(3.2)	37.0	—	(37.0)	—	(3.2)

Net cash provided by (used in) financing activities	(3.2)	36.9	—	(35.1)	—	(1.4)
Effects of exchange rate changes on cash	—	—	—	(1.6)	—	(1.6)
Changes in cash and cash equivalents	—	94.0	—	21.8	—	115.8
Cash and cash equivalents at beginning of period	—	69.0	—	109.7	—	178.7

Cash and cash equivalents at end of period	$—	$163.0	$—	$131.5	$—	$294.5

Depreciation and amortization	$—	$17.1	$10.3	$39.3	$—	$66.7

25. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At December 31, 2009 and 2010, the Company had $39,703 and $38,347, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the year ended December 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, total accounts receivables factored was $115,468, $40,592 and $70,297, respectively. The Company incurred a loss on the sale of receivables of $950, $377 and $715 for the year ended 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010, respectively; these amounts are recorded in other income (expense) in the consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement and Senior Notes indenture. The Company is also pursuing similar arrangements in various locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

In addition, during the second quarter of 2009, the Company elected to participate in the Auto Supplier Support Program sponsored by the U.S. Treasury Department. The Auto Supplier Support Program is designed to provide eligible suppliers with access to government-backed protection on those Chrysler and GM U.S. dollar receivables that are accepted into the program. In applying for the program, the Company selected the program option that provides government-backed protection on collection of the receivables and expedited payment terms, for which a charge of 3% of the accepted receivables is applicable. The Company was designated by both Chrysler and GM as an eligible supplier. During the year ended December 31, 2009, the Company received payments of $8,936 and incurred charges of $268 which is recorded in other income (expense) in the consolidated statements of operations.

26. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

SCHEDULE II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Other Changes		Charged to Expenses	Charged (credited) to other accounts(a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2008—Predecessor	$10.2	—		(1.4)	(2.1)	(2.7)	$4.0
Year ended December 31, 2009—Predecessor	$4.0	—		0.9	2.5	(1.6)	$5.8
Five months ended May 31, 2010—Predecessor	$5.8	(3.7	)(b)	(0.2)	(1.0)	(0.9)	$—
Seven months ended December 31, 2010—Successor	$—	—		0.9	0.1	—	$1.0

Inventory reserve account deducted from inventories
Year ended December 31, 2008—Predecessor	$14.0	—		5.9	(1.6)	(4.1)	$14.2
Year ended December 31, 2009—Predecessor	$14.2	—		10.9	1.1	(9.0)	$17.2
Five months ended May 31, 2010—Predecessor	$17.2	(17.6	)(c)	2.9	(1.3)	(1.2)	$—
Seven months ended December 31, 2010—Successor	$—	—		1.9	0.6	—	$2.5

(a)	Primarily foreign currency translation.
(b)	“Other Changes” includes fresh-start accounting adjustments of $3.7 million
(c)	“Other Changes” includes fresh-start accounting adjustments of $17.6 million

Description	Balance at beginning of period	Additions		Deductions(a)	Balance at end of period
		Charged to Income	Charged to Equity
Tax valuation allowance
Year ended December 31, 2008—Predecessor	$128.8	45.2	21.4	(20.2)	$175.2
Year ended December 31, 2009—Predecessor	$175.2	39.9	(4.5)	—	$210.6
Five months ended May 31, 2010—Predecessor	$210.6	(38.9)	(9.9)	—	$161.8
Seven months ended December 31, 2010—Successor	$161.8	(3.5)	(2.9)	—	$155.4

(a)	Net reduction in tax valuation allowance is a result of the reversal of valuation allowances set up through purchase accounting and reversed through goodwill as a result of utilization of tax loss carryforwards and other cumulative book/tax difference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Date,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.

Compliance with Section 16(a) of The Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at http://www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.

Item 11.	Executive Compensation

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	1,019,590	(1)	$25.52	(2)	780,566
Equity compensation plans not approved by security holders	—		—		—

Total	1,019,590		$25.52		780,566

(1)	Consists of 838,952 shares underlying outstanding stock options (whether vested or unvested); and 180,638 converted common shares related to 42,099 underlying time-vested restricted preferred stock. All stock based compensation is discussed in Note 19. “Stock Based Compensation,” of the notes to the consolidated financial statements.
(2)	There is no cost to the recipient for shares issued pursuant to conversion of restricted preferred stock. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	61
Consolidated statements of operations for the years ended December 31, 2008 and 2009, the five months ended May, 31, 2010 and the seven months ended December 31, 2010	62
Consolidated balance sheets as of December 31, 2009 and December 31, 2010	63
Consolidated statements of changes in equity (deficit) for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	64
Consolidated statements of cash flows for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	65
Notes to consolidated financial statements	66

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	122

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit

2.1*	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010 (incorporated by reference to Exhibit 2.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed May 24, 2010).

3.1*	Third Amended and Restated Certificate of Incorporation of Cooper-Standard Holdings Inc., dated May 27, 2010 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.2*	Amended and Restated Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.3*	Cooper-Standard Holdings Inc. Certificate of Designations 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.1*	Indenture, 8 1/2% Senior Notes due 2018, dated as of May 11, 2010, between CSA Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.2*	Supplemental Indenture, Senior Notes due 2018, dated as of May 27, 2010, among Cooper-Standard Automotive Inc., Cooper-Standard Holdings Inc., the subsidiaries of Cooper-Standard Automotive Inc. set forth on the signature page thereto and U.S. Bank National Association, as trustee under the indenture (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.3*	Registration Rights Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.4*	Joinder to Registration Rights Agreement, dated May 27, 2010 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.5*	Registration Rights Agreement, dated as of May 27, 2010, by and among Cooper-Standard Holdings Inc., the Backstop Purchasers and the other holders party thereto (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.6*	Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.7*	Form of 8 1/2% Senior Notes due 2018 (included in Exhibit 4.1).

10.1*	Loan and Security Agreement, dated as of May 27, 2010, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, the other guarantors party thereto, certain financial institutions as lenders and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit

10.2*	Escrow Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation, Cooper-Standard Automotive Inc., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

10.3*†	Fourth Amended and Restated Employment Agreement, dated July 1, 2008, by and among Cooper-Standard Automotive Inc. and James S. McElya (incorporated by reference to Exhibit 10.18 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.4*†	Employment Agreement, dated as of July 1, 2008, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.21 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.7**†	Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011.

10.8*†	Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.10**†	Cooper-Standard Automotive Inc. Supplemental Executive Retirement Plan, effective January 1, 2011.

10.12**†	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2011.

10.13**†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan.

10.14*	Commitment Agreement, dated as of March 19, 2010, between Cooper-Standard Holdings Inc. and certain backstop parties (incorporated by reference to Exhibit 10.49 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.15*†	Employment agreement, dated as of January 1, 2009, by and between Cooper-Standard Automotive Inc. and Michael C. Verwilst (incorporated by reference to Exhibit 10.50 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.16**†	Form of Amendment to Employment Agreement, effective January 1, 2011

10.17**†	2011 Cooper-Standard Automotive Inc. Annual Incentive Plan.

10.18*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Barclays Capital, Inc. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.19*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Silver Point Capital, L.P., on behalf of its affiliates and related funds (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit

10.20*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Oak Hill Advisors L.P., on behalf of certain funds and separate accounts that it manages (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.21*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Capital Research and Management Company, as investment advisor to certain funds it manages, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund V, L.P., TD High Yield Income Fund, and Lord, Abbett & Co. LLC, as investment manager on behalf of multiple clients (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.22**†	2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan.

10.23**†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Stock Award Agreement for key employees.

10.24**†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement for key employees.

10.25**†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for key employees.

10.26*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.27*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.28*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.8 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.29*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for directors (incorporated by reference to Exhibit 10.9 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.30*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.31*	Settlement Agreement, dated as of March 17, 2010 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

24.1**	Powers of Attorney.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed.
**	Filed herewith
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: March 21, 2011	/s/ James S. McElya
James S. McElya Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2011 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Chairman and Chief Executive Officer and Director
James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)
Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)
Helen T. Yantz

/s/ Glenn R. August	Director
Glenn R. August

/s/ Orlando A. Bustos	Director
Orlando A Bustos

/s/ Larry Jutte	Director
Larry Jutte

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ Kenneth L. Way	Director
Kenneth L. Way