Form 10-Q
period 2011-03-31
Cooper-Standard Holdings Inc.
filed 2011-05-10
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 2, 2011 there were 18,382,012 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Sales	$596,324	$688,772
Cost of products sold	491,820	568,006

Gross profit	104,504	120,766
Selling, administration & engineering expenses	53,067	60,851
Amortization of intangibles	189	3,898
Restructuring	252	4,604

Operating profit	50,996	51,413
Interest expense, net of interest income	(11,811)	(9,906)
Equity earnings	1,960	1,709
Reorganization items, net	(23,333)	—
Other income (expense), net	(6,856)	14,072

Income before income taxes	10,956	57,288
Provision for income tax expense	7,288	12,278

Consolidated net income	3,668	45,010
Less: Net income attributed to noncontrolling interests	(259)	(75)

Net income attributable to Cooper-Standard Holdings Inc.	$3,409	$44,935

Net income available to Cooper-Standard Holdings Inc. common stockholders		$34,533

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$1.97

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$1.78

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	Successor
	December 31, 2010	March 31, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,450	$259,698
Accounts receivable, net	380,915	499,705
Inventories, net	122,043	135,672
Prepaid expenses	20,056	21,440
Other	40,857	27,331

Total current assets	858,321	943,846
Property, plant and equipment, net	589,504	608,150
Goodwill	137,000	138,216
Intangibles, net	149,642	146,796
Other assets	119,309	110,722

	$1,853,776	$1,947,730

Liabilities and Equity
Current liabilities:
Debt payable within one year	$19,965	$19,152
Accounts payable	176,001	223,650
Payroll liabilities	98,722	90,497
Accrued liabilities	113,831	115,251

Total current liabilities	408,519	448,550
Long-term debt	456,758	456,050
Pension benefits	164,595	142,060
Postretirement benefits other than pensions	80,053	81,727
Deferred tax liabilities	18,337	20,773
Other	32,122	33,981

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2010, and March 31, 2011; 1,052,444 shares issued and outstanding at December 31, 2010 and March 31, 2011	130,339	130,733

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2010 and March 31, 2011; 18,376,112 shares issued and outstanding at December 31, 2010 and March 31, 2011	17	17
Additional paid-in capital	478,706	480,985
Retained earnings	35,842	78,935
Accumulated other comprehensive income	45,881	71,232

Total Cooper-Standard Holdings Inc. equity	560,446	631,169
Noncontrolling interests	2,607	2,687

Total equity	563,053	633,856

Total liabilities and equity	$1,853,776	$1,947,730

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Operating activities:
Consolidated net income	$3,668	$45,010
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	20,998	24,993
Amortization	189	3,898
Non-cash restructuring	(18)	869
Reorganization items	23,333	—
Amortization of debt issuance cost	8,429	306
Stock-based compensation expense	146	2,673
Gain on partial sale of joint venture	—	(11,423)
Changes in operating assets and liabilities	(113,489)	(87,922)

Net cash used in operating activities	(56,744)	(21,596)
Investing activities:
Property, plant, and equipment	(12,021)	(16,155)
Acquisition of business, net of cash acquired	—	(6,413)
Proceeds from partial sale of joint venture	—	16,000
Proceeds from the sale of assets	3,754	340

Net cash used in investing activities	(8,267)	(6,228)
Financing activities:
Payments on debtor-in-possession financing	(50,894)	—
Increase (decrease) in short-term debt	403	(1,272)
Principal payments on long-term debt	(1,150)	(1,194)
Cash dividends paid	—	(1,768)
Other	65	29

Net cash used in financing activities	(51,576)	(4,205)
Effects of exchange rate changes on cash	1,626	(2,723)

Changes in cash and cash equivalents	(114,961)	(34,752)
Cash and cash equivalents at beginning of period	380,254	294,450

Cash and cash equivalents at end of period	$265,293	$259,698

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company”, “Cooper-Standard”, “we” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of their activities through their subsidiaries.

On May 27, 2010 (the “Effective Date”), the Company and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (“Chapter 11”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3, “Reorganization under Chapter 11 of the Bankruptcy Code,” and Note 4, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2011 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles—Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

2. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. from Ikyuo Co. Ltd. of Japan, based in Rockford, Tennessee, for cash consideration of $6,500. USi Inc. provides an innovative hard coating process for use in automotive and industrial applications, which allows the Company to expand its technology capabilities. This acquisition was accounted for under ASC 850, “Business Combinations,” and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2011 are summarized as follows:

	North America	International	Total
Balance at January 1, 2011	$115,384	$21,616	$137,000
Foreign exchange translation	140	1,076	1,216

Balance at March 31, 2011	$115,524	$22,692	$138,216

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2010 and March 31, 2011, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Customer relationships	$140,124	$(8,035)	$132,089	9.6
Developed technology	9,600	(938)	8,662	5.7
Other	8,979	(88)	8,891

Balance at December 31, 2010	$158,703	$(9,061)	$149,642	9.2

Customer relationships	$140,902	$(11,537)	$129,365	9.4
Developed technology	9,886	(1,380)	8,506	5.5
Other	$9,052	$(127)	8,925

Balance at March 31, 2011	$159,840	$(13,044)	$146,796	8.9

Amortization expense totaled $3,898 and $189 for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense will total approximately $15,700 for the year ending December 31, 2011.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company commenced these initiatives prior to December 31, 2007 and continued to execute the closures through March 31, 2011. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The total expense incurred for the three months ended March 31, 2011 and 2010 related to these actions amounted to $5 and $302, respectively.

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of March 31, 2011. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $21,600. The total expense incurred for the three months ended March 31, 2011 and 2010 related to these actions amounted to $68 and $(75), respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated cost of this initiative is approximately $25,600. The following table summarizes the activity for this initiative for the three months ended March 31, 2011 and 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$7,771	$—	$—	$7,771
Expense	(236)	—	—	(236)
Cash payments	(2,451)	—	—	(2,451)

Balance at March 31, 2010	$5,084	$—	$—	$5,084

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$2,777	$—	$—	$2,777
Expense	1	—	—	1
Cash payments	(34)	—	—	(34)

Balance at March 31, 2011	$2,744	$—	$—	$2,744

The Company commenced several initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $20,000. The following table summarizes the activity for these initiatives for the three months ended March 31, 2011 and 2010:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010	$4,215	$56	$—	$4,271
Expense	28	254	(21)	261
Cash payments	(1,723)	(284)	—	(2,007)
Utilization of reserve	—	—	21	21

Balance at March 31, 2010	$2,520	$26	$—	$2,546

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$1,167	$220	$—	$1,387
Expense	88	268	846	1,202
Cash payments	(160)	(332)	—	(492)
Utilization of reserve	—	—	(846)	(846)

Balance at March 31, 2011	$1,095	$156	$—	$1,251

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

In 2010, the Company initiated the closure of a facility and the consolidation of other facilities. The estimated total costs of these initiatives amount to $3,100 and are expected to be completed in 2011. The following table summarizes the activity for these initiatives for the three months ended March 31, 2011.

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$164	$—	$—	$164
Expense	115	248	23	386
Cash payments	(279)	(248)	—	(527)
Utilization of reserve	—	—	(23)	(23)

Balance at March 31, 2011	$—	$—	$—	$—

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2011. The following table summarizes the activity for these initiatives for the three months ended March 31, 2011.

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	1,312	1,630	—	2,942
Cash payments	—	(303)	—	(303)

Balance at March 31, 2011	$1,312	$1,327	$—	$2,639

5. Inventories

Inventories are comprised of the following:

	Successor
	December 31, 2010	March 31, 2011
Finished goods	$32,690	$33,946
Work in process	27,223	34,285
Raw materials and supplies	62,130	67,441

	$122,043	$135,672

6. Debt

Outstanding debt consisted of the following at March 31, 2011 and December 31, 2010:

	Successor
	December 31, 2010	March 31, 2011
Senior Notes	$450,000	$450,000
Other borrowings	26,723	25,202

Total debt	$476,723	$475,202
Less: Current portion of long-term debt	(19,965)	(19,152)

Total long-term debt	$456,758	$456,050

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Senior ABL Facility

The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of March 31, 2011, no amounts were drawn under the Senior ABL Facility, but there was approximately $31,654 of letters of credit outstanding.

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three months ended March 31, 2011 and 2010 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Predecessor		Successor
	Three Months Ended March 31, 2010		Three Months Ended March 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$601	$543	$526	$621
Interest cost	3,767	1,744	3,687	1,759
Expected return on plan assets	(3,630)	(874)	(4,052)	(1,011)
Amortization of prior service cost and recognized actuarial loss	880	43	5	11

Net periodic benefit cost	$1,618	$1,456	$166	$1,380

	Other Postretirement Benefits
	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Service cost	$382	$458
Interest cost	1,019	981
Amortization of prior service credit and recognized actuarial (gain) loss	(837)	1
Other	21	21

Net periodic benefit cost	$585	$1,461

8. Income Taxes

Under ASC 270, “Interim Reporting,” the Company is required to determine its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.

The effective tax rate for the three months ended March 31, 2011, was 21% as compared to 67% for the three months ended March 31, 2010. The income tax rate for the three months ended March 31, 2011 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

9. Comprehensive Income and Equity

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Predecessor			Successor
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2011
	Total	Cooper-Standard Holdings	Noncontrolling Interest	Total	Cooper-Standard Holdings	Noncontrolling Interest
Net income	$3,668	$3,409	$259	$45,010	$44,935	$75
Currency translation adjustment	323	217	106	23,850	23,845	5
Pension and other postretirement benefits, net of tax	11	11	—	2,032	2,032	—
Fair value change of derivatives, net of tax	(138)	(138)	—	(526)	(526)	—

Comprehensive income:	$3,864	$3,499	$365	$70,366	$70,286	$80

The following table summarizes the Company’s equity activity for the three months ended March 31, 2011:

	Successor
	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total Equity (Deficit)
Equity at January 1, 2011	$560,446	$2,607	$563,053
Net income	44,935	75	45,010
Preferred stock dividends	(1,842)	—	(1,842)
Other comprehensive gain	25,351	5	25,356
Stock-based compensation	2,279	—	2,279

Equity at March 31, 2011	$631,169	$2,687	$633,856

10. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding are considered participating securities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

Successor
Three Months Ended
March 31, 2011
Net Income attributable to Cooper-Standard Holdings Inc.	$44,935
Less: Preferred stock dividends (paid or unpaid)	(1,842)
Less: Undistributed earnings allocated to participating securities	(8,560)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$34,533

Average shares of common stock outstanding	17,489,693

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.97

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

Successor
Three Months Ended March 31, 2011
Net income available to Cooper-Standard Holdings Inc. common stockholders	$34,533

Average common shares outstanding	17,489,693
Dilutive effect of:
Common restricted stock	518,234
Preferred restricted stock	113,063
Warrants	1,057,555
Options	236,293

Average dilutive shares of common stock outstanding	19,414,838

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.78

The effect of including the convertible 7% preferred stock was excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2011, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted), is shown below:

Successor
Three Months Ended March 31, 2011
Preferred shares, as if converted	4,335,188
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation.	$10,402

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

11. Redeemable Preferred Stock

The following table summarizes the Company’s 7% preferred stock activity for the three months ended March 31, 2011:

	Successor
	Preferred Shares	Preferred Stock
Preferred Stock at January 1, 2011	1,052,444	$130,339
Stock-based compensation	—	394

Preferred Stock at March 31, 2011	1,052,444	$130,733

12. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. In addition, in December 2006 the Company established the Management Stock Purchase Plan, which provided participants the opportunity to “purchase” Company stock units. On the Effective Date, outstanding awards under the Stock Incentive Plan and Management Stock Purchase Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $146 for the three months ended March 31, 2010.

Successor

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted, all with an exercise price of $25.52. The weighted average grant-date fair value of these options is $11.42. All options were outstanding as of March 31, 2011, and no options were cancelled, forfeited, exercised or vested. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three or four years from the date of grant. Total compensation expense recognized for stock options amounted to $616 for the three months ended March 31, 2011. As of March 31, 2011, unrecognized compensation expense for stock options amounted to $7,474.

Restricted Common Shares. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted. All restricted shares of common stock were outstanding as of March 31, 2011 and no restricted shares of common stock were cancelled, forfeited or vested. The fair value of the restricted shares of common stock is determined based on the closing sales price of the common stock on the date of grant. The weighted average grant date fair value of these shares is $25.52. The restricted shares of common stock vest over three and four years. Total compensation expense recognized for restricted shares of common stock amounted to $1,663 for the three months ended March 31, 2011. As of March 31, 2011, unrecognized compensation expense for restricted shares of common stock amounted to $17,071.

Restricted Preferred Stock. On the Effective Date, 41,664 restricted preferred stock shares were granted, and they vest over three or four years from the date of grant. On July 19, 2010, the Company paid a stock dividend of 435 restricted preferred shares on the 41,664 restricted preferred stock shares outstanding. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. As of March 31, 2011, there were 42,099 restricted preferred stock shares outstanding, which are convertible into 180,637 shares of common stock. The weighted average grant date fair value of these shares is $127.77. No restricted preferred stock shares were cancelled, forfeited or converted during the three months ended March 31, 2011. Total compensation expense recognized for restricted preferred stock totaled $394 for the three months ended March 31, 2011. As of March 31, 2011, unrecognized compensation expense for restricted preferred stock amounted to $4,066.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

13. Other Income (Expense)

The components of other income (expense) are as follows:

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Foreign currency gains (losses)	$(6,653)	$3,212
Loss on sale of receivables	(203)	(274)
Gain on partial sale of joint venture (Note 14)	—	11,423
Miscellaneous expense	—	(289)

Other income (expense)	$(6,856)	$14,072

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $8,661 and $7,299 in the three months ended March 31, 2011 and 2010, respectively. In March 2011, the Company received from NISCO a dividend of $4,750 all of which was related to earnings. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this transaction the ownership percentage has decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the condensed consolidated financial statements.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $859 and $2,216 in the three months ended March 31, 2011 and 2010, respectively.

15. Business Segments

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in two segments. The Company’s principal product lines are body and chassis products and fluid handling products.

The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The following table details information on the Company’s business segments:

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Sales to external customers
North America	$297,144	$358,841
International	299,180	329,931

Consolidated	$596,324	$688,772

Intersegment sales
North America	$1,176	$1,447
International	1,797	2,281
Eliminations and other	(2,973)	(3,728)

Consolidated	$—	$—

Segment profit (loss)
North America	$11,327	$54,250
International	(371)	3,038

Income before income taxes	$10,956	$57,288

Restructuring cost included in segment profit (loss)
North America	$175	$1,683
International	77	2,921

Consolidated	$252	$4,604

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

	Successor
	December 31, 2010	March 31, 2011
Segment assets
North America	$763,401	$804,278
International	878,161	971,524
Eliminations and other	212,214	171,928

Consolidated	$1,853,776	$1,947,730

16. Guarantor and Non-Guarantor Subsidiaries

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$104.2	$130.5	$387.6	$(26.0)	$596.3
Cost of products sold	—	89.9	102.9	325.0	(26.0)	491.8
Selling, administration, & engineering expenses	—	24.8	4.8	23.4	—	53.0
Amortization of intangibles	—	0.1	—	0.1	—	0.2
Restructuring	—	0.1	0.1	0.1	—	0.3

Operating profit (loss)	—	(10.7)	22.7	39.0	—	51.0
Interest expense, net of interest income	—	(6.5)	—	(5.3)	—	(11.8)
Equity earnings	—	—	1.6	0.4	—	2.0
Reorganization items, net	—	(22.9)	—	(0.4)	—	(23.3)
Other income (expense), net	—	0.1	0.1	(7.1)	—	(6.9)

Income (loss) before income taxes	—	(40.0)	24.4	26.6	—	11.0
Provision for income tax expense (benefit)	—	6.6	(4.0)	4.7	—	7.3

Income (loss) before equity in income of subsidiaries	—	(46.6)	28.4	21.9	—	3.7
Equity in net income of subsidiaries	3.7	50.3	—	—	(54.0)	—

Consolidated net income	3.7	3.7	28.4	21.9	(54.0)	3.7
Less: Net income attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net Income attributable to Cooper-Standard Holdings Inc.	$3.7	$3.7	$28.4	$21.6	$(54.0)	$3.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$125.2	$156.5	$440.3	$(33.2)	$688.8
Cost of products sold	—	102.7	130.8	367.7	(33.2)	568.0
Selling, administration, & engineering expenses	—	28.1	(1.4)	34.2	—	60.9
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	1.7	2.8	—	4.6

Operating profit (loss)	—	(8.5)	25.4	34.5	—	51.4
Interest expense, net of interest income	—	(8.8)	—	(1.1)	—	(9.9)
Equity earnings	—	—	0.8	0.9	—	1.7
Other income (expense), net	—	12.2	12.1	(10.2)	—	14.1

Income (loss) before income taxes	—	(5.1)	38.3	24.1	—	57.3
Provision for income tax expense (benefit)	—	(0.5)	4.0	8.8	—	12.3

Income (loss) before equity in income of subsidiaries	—	(4.6)	34.3	15.3	—	45.0
Equity in net income of subsidiaries	45.0	49.6	—	—	(94.6)	—

Consolidated net income	45.0	45.0	34.3	15.3	(94.6)	45.0
Less: Net income attributable to noncontrolling interest	—	—	—	(0.1)	—	(0.1)

Net Income attributable to Cooper-Standard Holdings Inc.	$45.0	$45.0	$34.3	$15.2	$(94.6)	$44.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.0	$—	$131.5	$—	$294.5
Accounts receivable, net	—	54.3	72.6	254.0	—	380.9
Inventories	—	17.4	28.3	76.3	—	122.0
Prepaid expenses	—	4.3	0.6	15.2	—	20.1
Other	—	16.4	(5.2)	29.6	—	40.8

Total current assets	—	255.4	96.3	506.6	—	858.3
Investments in affiliates and intercompany accounts, net	560.5	384.5	934.5	(206.6)	(1,623.8)	49.1
Property, plant, and equipment, net	—	68.1	71.5	449.9	—	589.5
Goodwill	—	111.1	—	25.9	—	137.0
Other assets	—	105.7	(8.5)	122.7	—	219.9

	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$19.9	$—	$19.9
Accounts payable	—	34.2	25.5	116.3	—	176.0
Accrued liabilities	—	79.8	11.2	121.6	—	212.6

Total current liabilities	—	114.0	36.7	257.8	—	408.5
Long-term debt	—	450.0	—	6.8	—	456.8
Other	—	153.7	5.9	135.5	—	295.1
Preferred stock	—	130.3	—	—	—	130.3
Total Cooper-Standard Holdings Inc. stockholders’ equity	560.5	76.8	1,051.2	495.8	(1,623.8)	560.5
Noncontrolling interest	—	—	—	2.6	—	2.6

Total equity	560.5	76.8	1,051.2	498.4	(1,623.8)	563.1

Total liabilities and equity	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$140.7	$—	$119.0	$—	$259.7
Accounts receivable, net	—	77.9	91.9	329.9	—	499.7
Inventories	—	18.5	27.0	90.2	—	135.7
Prepaid expenses	—	5.1	0.5	15.8	—	21.4
Other	—	14.5	(5.8)	18.6	—	27.3

Total current assets	—	256.7	113.6	573.5	—	943.8
Investments in affiliates and intercompany accounts, net	631.2	361.5	960.0	(208.3)	(1,702.8)	41.6
Property, plant, and equipment, net	—	67.6	69.6	471.0	—	608.2
Goodwill	—	111.1	—	27.1	—	138.2
Other assets	—	101.8	(3.6)	117.7	—	215.9

	$631.2	$898.7	$1,139.6	$981.0	$(1,702.8)	$1,947.7

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$19.2	$—	$19.2
Accounts payable	—	41.0	38.6	144.1	—	223.7
Accrued liabilities	—	70.1	9.6	126.0	—	205.7

Total current liabilities	—	111.1	48.2	289.3	—	448.6
Long-term debt	—	450.0	—	6.1	—	456.1
Other	—	129.7	5.9	142.8	—	278.4
Preferred stock		130.7	—	—	—	130.7
Total Cooper-Standard Holdings Inc. stockholders’ equity	631.2	77.2	1,085.5	540.1	(1,702.8)	631.2
Noncontrolling interest	—	—	—	2.7	—	2.7

Total equity	631.2	77.2	1,085.5	542.8	(1,702.8)	633.9

Total liabilities and equity	$631.2	$898.7	$1,139.6	$981.0	$(1,702.8)	$1,947.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

OPERATING ACTIVITIES
Net cash used in operating activities	$—	$(4.8)	$(0.6)	$(51.3)	$—	$(56.7)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(1.8)	(2.8)	(7.4)	—	(12.0)
Fixed asset proceeds	—	—	3.5	0.2	—	3.7

Net cash provided by (used in) investing activities	—	(1.8)	0.7	(7.2)	—	(8.3)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(50.5)	—	(50.5)
Principal payments on long-term debt	—	(0.2)	—	(0.9)	—	(1.1)
Other	—	2.1	—	(2.1)	—	—

Net cash provided by (used in) financing activities	—	1.9	—	(53.5)	—	(51.6)
Effects of exchange rate changes on cash	—	(0.3)	—	1.9	—	1.6
Changes in cash and cash equivalents	—	(5.0)	0.1	(110.1)	—	(115.0)
Cash and cash equivalents at beginning of period	—	91.5	0.7	288.1	—	380.3

Cash and cash equivalents at end of period	$—	$86.5	$0.8	$178.0	$—	$265.3

Depreciation and amortization	$—	$3.9	$3.9	$13.4	$—	$21.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.8	$(1.0)	(13.7)	$(8.7)	$—	$(21.6)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.0)	(2.6)	(10.5)	—	(16.1)
Acquisition of business, net of cash acquired	—	—	—	(6.4)	—	(6.4)
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Fixed asset proceeds	—	—	0.3	—	—	0.3

Net cash provided by (used in) investing activities	—	(3.0)	13.7	(16.9)	—	(6.2)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(1.3)	—	(1.3)
Principal payments on long-term debt	—	—	—	(1.2)	—	(1.2)
Other	(1.8)	(18.3)	—	18.4	—	(1.7)

Net cash provided by (used in) financing activities	(1.8)	(18.3)	—	15.9	—	(4.2)
Effects of exchange rate changes on cash	—	—	—	(2.8)	—	(2.8)
Changes in cash and cash equivalents	—	(22.3)	—	(12.5)	—	(34.8)
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$140.7	—	$119.0	$—	$259.7

Depreciation and amortization	$—	$7.2	$3.9	$17.8	$—	$28.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $486,000 and $477,563 at March 31, 2011 and December 31, 2010, respectively, based on quoted market prices, compared to the recorded values of $450,000.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts to manage its exposures to fluctuations in foreign exchange, interest rates and commodity prices. For a fair value hedge both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income is recorded in earnings and reflected in the condensed consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, Canadian Dollar and the Euro against the Czech Koruna, Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from accumulated other comprehensive income (“AOCI”) into cost of products sold was $134 for the three months ended March 31, 2011. A summary of the outstanding contracts and the respective notional amounts is below:

		Notional Amount	Notional Amount (local currency)
Mexican peso	USD	5,200	63,780
United States Dollar	CAD	16,521	16,600
Czech Koruna	EUR	7,488	184,000
Polish Zloty	EUR	6,877	27,173
United States Dollar	EUR	7,100	9,549

At March 31, 2011, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

Successor
March 31, 2011
Asset/(liability)
Other current assets	$143
Accrued liabilities	(1,006)

$(863)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of March 31, 2011, the USD notional amount of this contract was $5,886. At March 31, 2011, the fair value before taxes of the Company’s interest rate swap contract was $207 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $51 and $61 for the three months ended March 31, 2011 and 2010, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $146. The maturity date of this swap contract is September 2013.

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

Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, are shown below:

	Successor - December 31, 2010
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(300)	$—	$—	$(300)

Total	$(300)	$—	$—	$(300)

	Successor - March 31, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(207)	$—	$—	$(207)
Forward foreign exchange contracts	(863)	—	—	(863)

Total	$(1,070)	$—	$—	$(1,070)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for the Company and their counterparty’s credit risks for the three months ended March 31, 2011, is shown below:

Net Derivative Liabilities

Beginning Balance as of January 1, 2011	$(300)
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	185
Included in other comprehensive income	(770)
Settlements	(185)

Ending Balance as of March 31, 2011	$(1,070)

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

Successor
Three Months Ended March 31, 2011
Total losses included in earnings (or changes in net liabilities) for the period (above)	$185
Change in unrealized losses relating to assets still held at the reporting date	—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2. “Acquisitions” and Note 4. “Restructuring.”

18. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At March 31, 2011 and 2010, the Company had $42,595 and $37,579, respectively, outstanding under receivable transfer agreements entered into by various locations. For the three months ended March 31, 2011 and 2010, total accounts receivable factored was $24,736 and $22,538, respectively. The Company incurred a loss on the sale of receivables for the three months ended March 31, 2011 and 2010 of $274 and $203, respectively; this amount is recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

19. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On May 2, 2011, the Company signed an agreement with Fonds de Modernisation des Equipementiers Automobiles (FMEA) to establish a joint venture that will combine the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (SPBT). SPBT is a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA will acquire as a preliminary step to the joint venture transaction. The joint venture entity, to be named Cooper Standard France, will be owned 51 percent by Cooper Standard and 49 percent by the FMEA.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. IHS Automotive’s April 2011 expected annualized light vehicle production volumes for 2011 are 13.1 million units in North America, while Europe’s volumes are expected to be 19.4 million units.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended March 31, 2011 were 3.3 million compared to 2.9 million for the three months ended March 31, 2010, an increase of approximately 15.6%, and European light vehicle production volumes for the three months ended March 31, 2011 were 5.1 million compared to 4.7 million for the three months ended March 31, 2010, an increase of approximately 7.8%. According to IHS Automotive, North America and Europe light vehicle production volumes in the second quarter of 2011 is estimated at 3 million and 4.6 million units, respectively, which is a 0.1 million unit decrease for North America and a 0.4 million unit decrease for Europe, compared to the second quarter of 2010.

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

OEMs have shifted some research and development, design and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components, and to provide innovative solutions to meet evolving technologies aimed at improved emissions and fuel economy.

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

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy proceedings on May 27, 2010, and the adoption of fresh-start accounting on May 31, 2010, in accordance with ASC 852, “Reorganizations,” Cooper Standard Holdings Inc. is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the first quarter 2011 are designated “Successor” and our financial statements for the first quarter 2010 are designated “Predecessor.” The effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below (dollar amounts in thousands except per share amounts).

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Sales	$596,324	$688,772
Cost of products sold	491,820	568,006

Gross profit	104,504	120,766
Selling, administration & engineering expenses	53,067	60,851
Amortization of intangibles	189	3,898
Restructuring	252	4,604

Operating profit	50,996	51,413
Interest expense, net of interest income	(11,811)	(9,906)
Equity earnings	1,960	1,709
Reorganization items, net	(23,333)	—
Other income (expense), net	(6,856)	14,072

Income before income taxes	10,956	57,288
Provision for income tax expense	7,288	12,278

Consolidated net income	3,668	45,010
Less: Net income attributed to noncontrolling interests	(259)	(75)

Net income attributable to Cooper-Standard Holdings Inc.	$3,409	$44,935

Net income available to Cooper-Standard Holdings Inc. common stockholders		$34,533

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$1.97

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$1.78

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Sales. Our sales increased to $688.8 million in the first quarter of 2011 from $596.3 million in the first quarter of 2010, an increase of $92.5 million, or 15.5%. The improvement is a result of an increase in volumes in most regions. In addition, foreign currency exchange had a net favorable impact on sales of $7.2 million.

Gross Profit. Gross profit increased $16.3 million from $104.5 million in the first quarter of 2010 to $120.8 million in the first quarter of 2011. As a percentage of sales, gross profit was 17.5% of sales for both 2011 and 2010. The improved gross profit is a result of the increase in volumes in most regions and our lean savings, partially offset by higher raw material costs.

Selling, Administration and Engineering. Selling, administration and engineering expense as a percentage of sales remained relatively flat at 8.8% for the first quarter of 2011 compared to 8.9% for the first quarter of 2010.

Amortization of Intangibles. Amortization of intangibles was $3.9 million in the first quarter of 2011, as compared to $0.2 million in the first quarter of 2010, as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2010.

Restructuring. Restructuring charges increased $4.3 million to $4.6 million in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010. This increase is due primarily to initiatives that were announced in the first quarter of 2011 for the closure of a facility in North America and the decision to establish a centralized shared services function in Europe.

Interest Expense, Net. Net interest expense in the first quarter of 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes as compared to interest and debt issue amortization recorded on the debtor-in-possession financing in the first quarter of 2010.

Other Income (Expense). Other income increased $20.9 million in the first quarter of 2011 compared to the first quarter of 2010 due primarily to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and an increase in foreign currency gains of $9.9 million, partially offset by an increase in miscellaneous expense and loss on sale of receivables of $0.4 million.

Provision for Income Tax Expense. For the three months ended March 31, 2011, we recorded income tax provision of $12.3 million on earnings before income taxes of $57.3 million. This compares to an income tax provision of $7.3 million on earnings before income taxes of $11 million for the same period of 2010. Income tax expense for the three months ended March 31, 2011 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the quarters ended March 31, 2011 and 2010:

	Predecessor	Successor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2011
Sales to external customers
North America	$297,144	$358,841
International	299,180	329,931

Consolidated	$596,324	$688,772

Segment profit (loss)
North America	$11,327	$54,250
International	(371)	3,038

Income before income taxes	$10,956	$57,288

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

North America. Sales increased $61.7 million, or 20.8%, primarily due to an increase in sales volume and favorable foreign exchange of $5.4 million. Segment profit increased by $42.9 million, primarily due to an increase in volume, favorable impact of our lean savings and the gain on the partial sale of ownership in a joint venture, partially offset by increased compensation costs as volumes continue to improve, slightly higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in 2010. In addition, 2010 included costs associated with the reorganization.

International. Sales increased $30.8 million, or 10.3%, primarily due to an increase in volume and favorable foreign exchange of $1.8 million. Segment profit improved by $3.4 million, primarily due to an increase in volumes in Europe and Asia Pacific and the favorable impact of our lean savings, partially offset by increased compensation costs as volumes continue to improve, slightly higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in 2010. In addition, 2010 included costs associated with the reorganization.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Note. 4. “Restructuring” to Condensed Consolidated Financial Statements for discussion of restructuring activities during the three months ended March 31, 2011.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 6. “Debt” to the condensed consolidated financial statements.

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

Cash Flows

Operating Activities. Net cash used in operations was $21.6 million for the three months ended March 31, 2011, which included $87.9 million of changes in operating assets and liabilities. Net cash used in operations was $56.7 million for the three months ended March 31, 2010, which included $113.5 million of changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $6.2 million for the three months ended March 31, 2011, which consisted of $16.1 million of capital spending and $6.4 million related to the acquisition of USi Inc., offset by proceeds from the partial sale of a joint venture of $16 million and sale of assets of $0.3 million. Net cash used in investing activities was $8.3 million for the same period in 2010, which consisted of $12 million of capital spending offset by proceeds from sale of assets of $3.7 million. We anticipate that we will spend approximately $95 to $105 million on capital expenditures in 2011.

Financing Activities. Net cash used in financing activities totaled $4.2 million for the three months ended March 31, 2011, which consisted primarily of a decrease in short-term debt of $1.3 million, payments on long-term debt of $1.2 million and payment of cash dividends of $1.7 million. Net cash used by financing activities totaled $51.6 million for the three months ended March 31, 2010, which consisted primarily of payments on debtor-in-possession financings of $50.9 million and payments on long-term debt of $1.2 million, partially offset by an increase in short-term debt.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

Successor
Three Months Ended March 31, 2011

Net income	$44.9
Provision for income tax expense	12.3
Interest expense, net of interest income	9.9
Depreciation and amortization	28.9

EBITDA	$96.0
Restructuring (1)	4.6
Stock-based compensation (2)	2.7
Net gain on partial sale of joint venture (3)	(11.4)

Adjusted EBITDA	$91.9

(1)	Includes non-cash restructuring.
(2)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(3)	Net gain on partial sale of ownership percentage in joint venture.

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

Such risks, uncertainties, and other important factors include, among others: the ability to maintain contracts and suppliers and customer relationships; the ability to obtain exit financing; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our exposure to natural disasters; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; potential conflicts of interest between our owners and us; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our 2010 Annual Report on Form 10-K and Item 1A. Risk Factors in Part II of this form 10-Q for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K (the “Form 10-K”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in the Form 10-K.

Certain natural disasters may adversely affect our business.

Natural disasters such as earthquakes, tsunamis and coastal flooding or other adverse climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, may adversely affect our business. Such natural disasters could cause damage or disruption to our business operations or the operations of our customers, suppliers or joint venture affiliates or result in economic instability. We cannot accurately predict the impact on our business or results of operations of natural disasters.

The recent significant earthquake, tsunami and related damage to a nuclear plant in Japan have caused disruptions in the distribution and supply chain in the automotive industry including a shortage of certain materials and components causing OEM and supplier plant shutdowns and adversely affecting global vehicle production volumes. Although we cannot fully assess the financial impact of these ongoing events at this time, any prolonged or increased level of disruption in the supply of vehicle materials or components or other supply chain disruptions may result in further vehicle production volume declines that could have a material adverse effect on our business, financial conditions and results of operations.

Item 6.	Exhibits

The exhibits listed on the “Index to Exhibits” of this report are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 10, 2011	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

May 10, 2011	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

May 10, 2011	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Timothy W. Hefferon.

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith