Form 10-Q
period 2011-06-30
Cooper-Standard Holdings Inc.
filed 2011-08-10
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 3, 2011 there were 18,343,725 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Sales	$412,804	$215,642	$760,460
Cost of products sold	340,381	181,875	636,752

Gross profit	72,423	33,767	123,708
Selling, administration & engineering expenses	39,099	23,045	65,602
Amortization of intangibles	130	1,264	3,936
Restructuring	5,641	382	36,981

Operating profit	27,553	9,076	17,189
Interest expense, net of interest income	(32,694)	(3,531)	(10,649)
Equity earnings	1,653	734	928
Reorganization items, net	326,786	—	—
Other income (expense), net	(14,300)	(430)	726

Income before income taxes	308,998	5,849	8,194
Provision for income tax expense	32,652	909	6,541

Consolidated net income	276,346	4,940	1,653
Net (income) loss attributable to noncontrolling interests	(63)	(10)	17,369

Net income attributable to Cooper-Standard Holdings Inc.	$276,283	$4,930	$19,022

Net income available to Cooper-Standard Holdings Inc. common stockholders		$3,218	$13,749

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$0.78

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$0.71

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Sales	$1,009,128	$215,642	$1,449,232
Cost of products sold	832,201	181,875	1,204,758

Gross profit	176,927	33,767	244,474
Selling, administration & engineering expenses	92,166	23,045	126,453
Amortization of intangibles	319	1,264	7,834
Restructuring	5,893	382	41,585

Operating profit	78,549	9,076	68,602
Interest expense, net of interest income	(44,505)	(3,531)	(20,555)
Equity earnings	3,613	734	2,637
Reorganization items, net	303,453	—	—
Other income (expense), net	(21,156)	(430)	15,075

Income before income taxes	319,954	5,849	65,759
Provision for income tax expense	39,940	909	18,819

Consolidated net income	280,014	4,940	46,940
Net (income) loss attributable to noncontrolling interests	(322)	(10)	17,017

Net income attributable to Cooper-Standard Holdings Inc.	$279,692	$4,930	$63,957

Net income available to Cooper-Standard Holdings Inc. common stockholders		$3,218	$48,218

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$2.75

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$2.49

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	Successor
	December 31, 2010	June 30, 2011
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$294,450	$313,469
Accounts receivable, net	380,915	541,515
Inventories, net	122,043	163,551
Prepaid expenses	20,056	25,579
Other	40,857	44,577

Total current assets	858,321	1,088,691
Property, plant and equipment, net	589,504	654,984
Goodwill	137,000	138,821
Intangibles, net	149,642	145,017
Other assets	119,309	118,546

	$1,853,776	$2,146,059

Liabilities and Equity
Current liabilities:
Debt payable within one year	$19,965	$42,289
Accounts payable	176,001	267,752
Payroll liabilities	98,722	111,033
Accrued liabilities	113,831	142,879

Total current liabilities	408,519	563,953
Long-term debt	456,758	459,069
Pension benefits	164,595	169,367
Postretirement benefits other than pensions	80,053	82,370
Deferred tax liabilities	18,337	22,732
Other liabilities	25,907	30,265

Total liabilities	1,154,169	1,327,756

Redeemable noncontrolling interest	6,215	22,935

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2010, and June 30, 2011; 1,052,444 and 1,050,784 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	130,339	130,914

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2010 and June 30, 2011; 18,376,112 and 18,343,725 shares issued and outstanding at December 31, 2010 and at June 30, 2011, respectively	17	17
Additional paid-in capital	478,706	481,107
Retained earnings	35,842	94,484
Accumulated other comprehensive income	45,881	85,914

Total Cooper-Standard Holdings Inc. equity	560,446	661,522
Noncontrolling interests	2,607	2,932

Total equity	563,053	664,454

Total liabilities and equity	$1,853,776	$2,146,059

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Predecessor	Successor
	Five Months May 31, 2010	One Month June 30, 2010	Six Months Ended June 30, 2011
Operating Activities:
Consolidated net income	$280,014	$4,940	$46,940
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	35,333	7,628	52,490
Amortization	319	1,264	7,834
Non-cash restructuring	46	—	864
Reorganization items	(303,453)	—	—
Amortization of debt issuance cost	11,505	102	622
Stock-based compensation expense	244	845	5,814
Gain on partial sale of joint venture	—	—	(11,423)
Changes in operating assets and liabilities	(99,403)	2,385	(76,641)

Net cash provided by (used in) operating activities	(75,395)	17,164	26,500
Investing activities:
Property, plant and equipment	(22,935)	(6,155)	(45,459)
Acquisition of business, plus cash acquired	—	—	30,878
Proceeds from partial sale of joint venture	—	—	16,000
Proceeds from the sale of assets	3,851	(91)	451

Net cash provided by (used in) investing activities	(19,084)	(6,246)	1,870
Financing activities:
Proceeds from issuance of long-term debt	450,000	—	—
Payments on debtor-in-possession financing	(175,000)	—	—
Decrease in short-term debt	(2,069)	(405)	(1,182)
Payments on long-term debt	(709,574)	(41)	(1,301)
Debt issuance cost and back stop fees	(30,991)	—	—
Issuance of preferred and common stock	355,000	—	—
Cash dividends paid	—	—	(3,617)
Other	—	(14)	(92)

Net cash used in financing activities	(112,634)	(460)	(6,192)
Effects of exchange rate changes on cash	5,528	(388)	(3,159)

Changes in cash and cash equivalents	(201,585)	10,070	19,019
Cash and cash equivalents at beginning of period	380,254	178,669	294,450

Cash and cash equivalents at end of period	$178,669	$188,739	$313,469

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through their subsidiaries.

On May 27, 2010 (the “Effective Date”), the Company and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3, “Reorganization under Chapter 11 of the Bankruptcy Code,” and Note 4, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended June 30, 2011 are not necessarily indicative of results for the full year.

The Predecessor financial statements have been restated to recognize the cancellation of Predecessor common stock of $356,595 resulting from the emergence from bankruptcy as a direct adjustment to equity as compared to including it in reorganization gain. The impact of this change on the consolidated statements of operations for the Predecessor periods is summarized below:

	Predecessor - Two Months Ended May 31, 2010
	As originally filed	As restated
Reorganization items, net	$683,381	$326,786
Income before income taxes	665,593	308,998
Consolidated net income	632,941	276,346
Net income attributable to Cooper-Standard Holdings, Inc.	632,878	276,283

	Predecessor - Five Months Ended May 31, 2010
	As originally filed	As restated
Reorganization items, net	$660,048	$303,453
Income before income taxes	676,549	319,954
Consolidated net income	636,609	280,014
Net income attributable to Cooper-Standard Holdings, Inc.	636,287	279,692

The adjustment also impacted consolidated net income and reorganization items within the consolidated statement of cash flows for the Predecessor period. The adjustment did not impact net cash used in operating activities. The impact of the adjustment has been reflected within the footnotes to the consolidated financial statements. The adjustment does not impact the Successor period financial statements or footnotes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Recent accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220).” This ASU requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. In addition, this update requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The impact of adoption is not expected to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” This ASU amends the requirements for measuring fair value and disclosing information about fair value. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 (early adoption is prohibited). The impact of adoption is not expected to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350).” This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any; when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

2. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. from Ikyuo Co. Ltd. of Japan, based in Rockford, Tennessee, for cash consideration of $6,500. USi Inc. provides an innovative hard coating process for use in automotive and industrial applications, which allows the Company to expand its technology capabilities. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

To broaden product lines across Europe, the Company completed an agreement with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) on May 2, 2011, to establish a joint venture that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”). SPBT is a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA acquired as a preliminary step to the joint venture transaction. The Company contributed its French body sealing assets and obligations, which had a fair value of approximately $33,000, to the joint venture to acquire 51 percent ownership and FMEA contributed the assets and obligations of SPBT for its 49 percent ownership. SPBT changed its name to CS France subsequent to the transaction.

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s consolidated balance sheet as of June 30, 2011. The Company received net cash of $38,224 as part of the transaction. The operating results of CS France’s operations are included in the Company’s condensed consolidated financial statements from the date of acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the estimated fair value of SPBT assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$38,224
Accounts receivable, net	35,670
Inventories, net	18,194
Property, plant, and equipment, net	38,172
Other assets	15,680

Total assets acquired	145,940

Accounts payable	28,043
Short-term notes payable	20,474
Other current liabilities	26,541
Pension benefits	30,499
Other long-term liabilities	8,365

Total liabilities assumed	113,922

Net assets acquired	$32,018

The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This joint venture does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In connection with the investment in CS France, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49 percent noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity. The put option becomes exercisable at the expiration of the four year period following the May 2, 2011 closing date of the transaction. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling interest.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value using the effective interest method which resulted in accretion of $678 for the three and six months ended June 30, 2011. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity and interest expense. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s consolidated balance sheets. As of June 30, 2011 the estimated redemption value of the put option is $31,850. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At June 30, 2011 there was no difference between redemption value and fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2011 are summarized as follows:

	North America	International	Total
Balance at January 1, 2011	$115,384	$21,616	$137,000
Foreign exchange translation	162	1,659	1,821

Balance at June 30, 2011	$115,546	$23,275	$138,821

Goodwill is not amortized but is tested annually for impairment, or when events or circumstances indicate that impairment may exist, by reporting units, which are determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2010 and June 30, 2011, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$140,124	$(8,035)	$132,089	9.6
Developed technology	9,600	(938)	8,662	5.7
Other	8,979	(88)	8,891

Balance at December 31, 2010	$158,703	$(9,061)	$149,642	9.2

Customer relationships	$142,513	$(15,158)	$127,355	9.1
Developed technology	9,979	(1,810)	8,169	5.2
Other	$11,529	$(2,036)	9,493

Balance at June 30, 2011	$164,021	$(19,004)	$145,017	8.7

Amortization expense totaled $3,936 for the three months ended June 30, 2011, $1,264 for the one month ended June 30, 2010 and $130 for the two months ended May 31, 2010. Amortization expense totaled $7,834 and $319 for the six months ended June 30, 2011 and the five months ended May 31, 2010, respectively. Estimated amortization expense will total approximately $15,800 for the year ending December 31, 2011.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure of facilities in North America, Europe and Asia. The Company commenced these initiatives prior to December 31, 2007 and continued to execute the closures through June 30, 2011. The majority of the costs associated with the closures were incurred shortly after the original implementation. However, the Company continues to incur costs related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $113 for the six months ended June 30, 2011, $54 for the one month ended June 30, 2010 and $470 for the five months ended May 31, 2010.

In July 2008, the Company implemented a restructuring action and announced the closure of two manufacturing facilities, one located in Australia and the other located in Germany. Both closures were a result of changes in market demands and volume reductions and are substantially completed as of June 30, 2011. However, the Company will continue to incur costs until the facilities are sold. The estimated total cost of these initiatives is approximately $21,600. The total expense incurred related to these actions amounted to $122 for the six months ended June 30, 2011, $28 for the one month ended June 30, 2010 and $(301) for the five months ended May 31, 2010.

During 2008, the Company commenced the initial phase of a reorganization ultimately involving the discontinuation of its global product line operating divisions, formerly called the Body & Chassis Systems division (which included the body sealing and AVS product lines) and the Fluid Systems division, and the establishment of a new operating structure organized on the basis of geographic regions. In the first quarter of 2009, the Company initiated the final phase of the reorganization of its operating structure, formally discontinuing its product line operating divisions and putting into place the new operating divisions based on geographic regions. The estimated cost of this initiative is approximately $23,700.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

The following tables summarize the activity for this initiative for the six months ended June 30, 2010 and 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$7,771	$—	$—	$7,771
Expense	(450)	—	—	(450)
Cash payments	(3,297)	—	—	(3,297)

Balance at May 31, 2010	$4,024	$—	$—	$4,024
Cash payments	(125)	—	—	(125)

Balance at June 30, 2010 - Successor	$3,899	$—	$—	$3,899

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$2,777	$—	$—	$2,777
Expense	1	—	—	1
Transfer to FMEA joint venture initiative	(1,877)	—	—	(1,877)
Cash payments	(115)	—	—	(115)

Balance at June 30, 2011	$786	$—	$—	$786

The Company commenced several initiatives during 2009. These initiatives related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific. The estimated total cost associated with these actions amount to $21,000. The following tables summarize the activity for these initiatives for the six months ended June 30, 2010 and 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$4,215	$56	$—	$4,271
Expense	5,168	314	(21)	5,461
Cash payments	(2,680)	(347)	21	(3,006)

Balance at May 31, 2010	$6,703	$23	$—	$6,726
Expense	(5)	216	—	211
Cash payments	(2,673)	(218)	—	(2,891)

Balance at June 30, 2010 - Successor	$4,025	$21	$—	$4,046

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$1,167	$220	$—	$1,387
Expense	52	1,358	864	2,274
Cash payments	(895)	(810)	—	(1,705)
Utilization of reserve	—	—	(864)	(864)

Balance at June 30, 2011	$324	$768	$—	$1,092

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

In 2010, the Company initiated the closure of a facility and the consolidation of other facilities. The estimated total costs of these initiatives amount to $2,100 and are expected to be completed in 2011. The following tables summarize the activity for these initiatives for the six months ended June 30, 2010 and 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2010 - Predecessor	$—	$—	$—	$—
Expense	595	118	—	713
Cash payments	(132)	(118)	—	(250)

Balance at May 31, 2010	$463	$—	$—	$463
Expense	—	89	—	89
Cash payments	(103)	(89)	—	(192)

Balance at June 30, 2010 - Successor	$360	$—	$—	$360

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$164	$—	$—	$164
Expense	—	82	—	82
Cash payments	(164)	(82)	—	(246)

Balance at June 30, 2011	$—	$—	$—	$—

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2012. The following table summarizes the activity for these initiatives for the six months ended June 30, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	1,562	3,124	—	4,686
Cash payments	—	(1,550)	—	(1,550)

Balance at June 30, 2011	$1,562	$1,574	$—	$3,136

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relationship to the joint venture agreement with FMEA. The estimated total cost of this initiative is $43,500 and is expected to be completed in 2012. The following table summarizes the activity for this initiative for the six months ended June 30, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	33,328	979	—	34,307
Reorganization initiative transfer	1,877	—	—	1,877
Cash payments and foreign exchange translation	182	(979)	—	(797)

Balance at June 30, 2011	$35,387	$—	$—	$35,387

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

5. Inventories

Inventories are comprised of the following at December 31, 2010 and June 30, 2011:

	Successor
	December 31, 2010	June 30, 2011
Finished goods	$32,690	$44,015
Work in process	27,223	41,123
Raw materials and supplies	62,130	78,413

	$122,043	$163,551

6. Debt

Outstanding debt consisted of the following at December 31, 2010 and June 30, 2011:

	Successor
	December 31, 2010	June 30, 2011
Senior Notes	$450,000	$450,000
Other borrowings	26,723	51,358

Total debt	$476,723	$501,358
Less: Current portion of long-term debt	(19,965)	(42,289)

Total long-term debt	$456,758	$459,069

Senior ABL Facility

The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of June 30, 2011, no amounts were drawn under the Senior ABL Facility, but there were approximately $30,662 of letters of credit outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the two and five months ended May 31, 2010, one month ended June 30, 2010 and the three and six months ended June 30, 2011 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Predecessor		Successor
	Two Months Ended May 31, 2010		One Month Ended June 30, 2010		Three Months Ended June 30, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$401	$350	$187	$192	$526	$644
Interest cost	2,511	1,127	1,282	549	3,687	1,823
Expected return on plan assets	(2,420)	(586)	(1,231)	(287)	(4,052)	(1,031)
Amortization of prior service cost and recognized actuarial loss	587	27	—	—	5	11

Net periodic benefit cost	$1,079	$918	$238	$454	$166	$1,447

	Pension Benefits
	Predecessor		Successor
	Five Months Ended May 31, 2010		One Month Ended June 30, 2010		Six Months Ended June 30, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,002	$893	$187	$192	$1,052	$1,265
Interest cost	6,278	2,871	1,282	549	7,374	3,582
Expected return on plan assets	(6,050)	(1,460)	(1,231)	(287)	(8,104)	(2,042)
Amortization of prior service cost and recognized actuarial loss	1,467	70	—	—	10	22

Net periodic benefit cost	$2,697	$2,374	$238	$454	$332	$2,827

	Other Postretirement Benefits
	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Service cost	$256	$144	$461
Interest cost	682	342	985
Amortization of prior service credit and recognized actuarial gain	(558)	—	1
Other	14	7	21

Net periodic benefit cost	$394	$493	$1,468

	Other Postretirement Benefits
	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Service cost	$638	$144	$919
Interest cost	1,701	342	1,966
Amortization of prior service credit and recognized actuarial gain	(1,395)	—	2
Other	35	7	42

Net periodic benefit cost	$979	$493	$2,929

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

The effective tax rate for the three and six months ended June 30, 2011 was 80% and 29%, respectively. The effective tax rate for the two months and five months ended May 31, 2010 was 11% and 13%, respectively. The effective tax rate for the one month ended June 30, 2010 was 16%. The income tax rate for the three and six months ended June 30, 2011 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the Company has concluded that a release of the valuation allowance could possibly occur during the next 12 months. The required accounting for the release will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve.

9. Comprehensive Income and Equity

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Predecessor			Successor
	Two Months Ended May 31, 2010			One Month Ended June 30, 2010			Three Months Ended June 30, 2011
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$276,346	$276,283	$63	$4,940	$4,930	$10	$1,653	$19,022	$(17,369)
Currency translation adjustment	(31,398)	(31,309)	(89)	(3,036)	(3,031)	(5)	13,849	14,826	(977)
Pension and other postretirement benefits, net of tax	115	115	—	—	—	—	(394)	(394)	—
Fair value change of derivatives, net of tax	57	57	—	55	55	—	250	250	—

Comprehensive income (loss):	$245,120	$245,146	$(26)	$1,959	$1,954	$5	$15,358	$33,704	$(18,346)

	Predecessor			Successor
	Five Months Ended May 31, 2010			One Month Ended June 30, 2010			Six Months Ended June 30, 2011
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$280,014	$279,692	$322	$4,940	$4,930	$10	$46,940	$63,957	$(17,017)
Currency translation adjustment	(31,074)	(31,091)	17	(3,036)	(3,031)	(5)	37,757	38,671	(914)
Pension and other postretirement benefits, net of tax	126	126	—	—	—	—	1,638	1,638	—
Fair value change of derivatives, net of tax	(81)	(81)	—	55	55	—	(276)	(276)	—

Comprehensive income (loss):	$248,985	$248,646	$339	$1,959	$1,954	$5	$86,059	$103,990	$(17,931)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the six months ended June 30, 2011:

	Successor
	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Equity at January 1, 2011	$560,446	$2,607	$563,053	$6,215
Net income (loss)	63,957	309	64,266	(17,326)
Preferred stock dividends	(3,684)	—	(3,684)	—
Repurchase of stock	(1,921)	—	(1,921)	—
Other comprehensive gain (loss)	40,033	16	40,049	(930)
Stock-based compensation	5,025	—	5,025	—
FMEA joint venture transaction	(1,656)	—	(1,656)	34,298
Accretion of redeemable noncontrolling interest	(678)	—	(678)	678

Equity at June 30, 2011	$661,522	$2,932	$664,454	$22,935

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

A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor
	One Month Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income attributable to Cooper-Standard Holdings Inc.	$4,930	$19,022	$63,957
Less: Preferred stock dividends (paid or unpaid)	(922)	(1,842)	(3,684)
Less: Undistributed earnings allocated to participating securities	(790)	(3,431)	(12,055)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$3,218	$13,749	$48,218

Average shares of common stock outstanding	17,489,693	17,558,259	17,523,976

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.18	$0.78	$2.75

Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method and dividing net income attributable to Cooper-Standard Holdings Inc. by the average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was anti-dilutive. A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor
	One Month Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income available to Cooper-Standard Holdings Inc. common stockholders	$3,218	$13,749	$48,218

Average common shares outstanding	17,489,693	17,558,259	17,523,976
Dilutive effect of:
Common restricted stock	191,738	429,958	474,096
Preferred restricted stock	57,247	98,632	105,848
Warrants	437,681	973,847	1,015,701
Options	—	212,653	224,473

Average dilutive shares of common stock outstanding	18,176,359	19,273,349	19,344,094

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.18	$0.71	$2.49

The effect of certain common stock equivalents, including convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the one month ended June 30, 2010, the three months ended June 30, 2011 and the six months ended June 30, 2011 as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Successor
	One Month Ended June 30, 2010	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Number of options	838,952	113,300	113,300
Exercise price	$25.52	$46.75	$46.75
Preferred shares, as if converted	4,290,488	4,381,005	4,381,005
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation.	$1,712	$5,273	$15,739

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the six months ended June 30, 2011:

	Successor
	Preferred Shares	Preferred Stock
Preferred Stock at January 1, 2011	1,052,444	$130,339
Stock-based compensation	—	787
Repurchased preferred stock shares	(1,660)	(212)

Preferred Stock at June 30, 2011	1,050,784	$130,914

12. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of U.S. GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

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

Successor

On the Effective Date, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In addition, in 2011 the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock and unrestricted common stock have been granted to key employees and directors. Total compensation expense recognized for the three and six months ended June 30, 2011 totaled $3,141 and $5,814, respectively.

13. Other Income (Expense)

The components of other income (expense) are as follows:

	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Foreign currency gains (losses)	$(14,126)	$(349)	$1,091
Loss on sale of receivables	(174)	(81)	(343)
Miscellaneous expense	—	—	(22)

Other income (expense)	$(14,300)	$(430)	$726

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Foreign currency gains (losses)	$(20,779)	$(349)	$4,303
Loss on sale of receivables	(377)	(81)	(617)
Gain on partial sale of joint venture (Note 14)	—	—	11,423
Miscellaneous expense	—	—	(34)

Other income (expense)	$(21,156)	$(430)	$15,075

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $5,372 for the three months ended June 30, 2011, $2,401 for the one month ended June 30, 2010 and $4,794 for the two months ended May 31, 2010. Sales to NISCO totaled $14,033 and $12,273 for the six months ended June 30, 2011 and for the five months ended May 31, 2010, respectively. In March 2011, the Company received from NISCO a dividend of $4,750, all of which was related to earnings. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this transaction, the Company’s ownership percentage in NISCO has decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the condensed consolidated financial statements for the period ended March 31, 2011.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $733 for the three months ended June 30, 2011, $897 for the one month ended June 2010, and $1,835 for the two months ended May 31, 2010. Purchases of material from Guyoung Technology Co. Ltd totaled $1,592 and $4,052 for the six months ended June 30, 2011 and for the five months ended May 31, 2010, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s business segments:

	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Sales to external customers
North America	$211,594	$116,396	$366,307
International	201,210	99,246	394,153

Consolidated	$412,804	$215,642	$760,460

Intersegment sales
North America	$581	$509	$1,754
International	1,409	496	1,770
Eliminations and other	(1,990)	(1,005)	(3,524)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$229,571	$8,133	$45,780
International	79,427	(2,284)	(37,586)

Income before income taxes	$308,998	$5,849	$8,194

Restructuring cost included in segment profit (loss)
North America	$676	$143	$1,437
International	4,965	239	35,544

Consolidated	$5,641	$382	$36,981

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Sales to external customers
North America	$508,738	$116,396	$725,148
International	500,390	99,246	724,084

Consolidated	$1,009,128	$215,642	$1,449,232

Intersegment sales
North America	$1,757	$509	$3,201
International	3,206	496	4,051
Eliminations and other	(4,963)	(1,005)	(7,252)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$233,526	$8,133	$100,030
International	86,428	(2,284)	(34,271)

Income before income taxes	$319,954	$5,849	$65,759

Restructuring cost included in segment profit (loss)
North America	$851	$143	$3,120
International	5,042	239	38,465

Consolidated	$5,893	$382	$41,585

	Successor
	December 31, 2010	June 30, 2011
Segment assets
North America	$763,401	$797,559
International	878,161	1,155,451
Eliminations and other	212,214	193,049

Consolidated	$1,853,776	$2,146,059

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

16. Guarantor and Non-Guarantor Subsidiaries

In connection with the May 27, 2010 Reorganization of the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, issued Senior Notes with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the Senior Notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Two Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$75.3	$92.6	$263.2	$(18.3)	$412.8
Cost of products sold	—	64.3	81.6	212.8	(18.3)	340.4
Selling, administration, & engineering expenses	—	17.1	(7.6)	29.6	—	39.1
Amortization of intangibles	—	0.1	—	—	—	0.1
Restructuring	—	—	—	5.6	—	5.6

Operating profit (loss)	—	(6.2)	18.6	15.2	—	27.6
Interest expense, net of interest income	—	(26.2)	—	(6.5)	—	(32.7)
Equity earnings	—	—	1.0	0.6	—	1.6
Reorganization items, net	—	182.9	(2.7)	146.5	—	326.7
Other income (expense), net	—	4.1	0.3	(18.7)	—	(14.3)

Income before income taxes	—	154.6	17.2	137.1	—	308.9
Provision for income tax expense (benefit)	—	32.9	(31.2)	30.9	—	32.6

Income before equity in income of subsidiaries	—	121.7	48.4	106.2	—	276.3
Equity in net income of subsidiaries	276.3	154.6	—	—	(430.9)	—

Consolidated net income	276.3	276.3	48.4	106.2	(430.9)	276.3
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Cooper-Standard Holdings Inc.	$276.3	$276.3	$48.4	$106.2	$(430.9)	$276.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the One Month Ended June 30, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$40.0	$51.2	$134.2	$(9.8)	$215.6
Cost of products sold	—	36.3	38.9	116.5	(9.8)	181.9
Selling, administration, & engineering expenses	—	13.3	(0.7)	10.4	—	23.0
Amortization of intangibles	—	0.9	—	0.4	—	1.3
Restructuring	—	—	—	0.4	—	0.4

Operating profit (loss)	—	(10.5)	13.0	6.5	—	9.0
Interest expense, net of interest income	—	(3.0)	—	(0.5)	—	(3.5)
Equity earnings	—	—	0.5	0.2	—	0.7
Other income (expense), net	—	0.5	0.1	(1.0)	—	(0.4)

Income (loss) before income taxes	—	(13.0)	13.6	5.2	—	5.8
Provision for income tax expense (benefit)	—	(3.5)	3.7	0.7	—	0.9

Income (loss) before equity in income (loss) of subsidiaries	—	(9.5)	9.9	4.5	—	4.9
Equity in net income of subsidiaries	4.9	14.4	—	—	(19.3)	—

Consolidated net income	4.9	4.9	9.9	4.5	(19.3)	4.9
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to Cooper-Standard Holdings Inc.	$4.9	$4.9	$9.9	$4.5	$(19.3)	$4.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$125.3	$155.2	$515.4	$(35.4)	$760.5
Cost of products sold	—	102.5	126.6	443.1	(35.4)	636.8
Selling, administration, & engineering expenses	—	29.8	(3.7)	39.5	—	65.6
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	1.3	35.6	—	37.0

Operating profit (loss)	—	(9.9)	31.0	(3.9)	—	17.2
Interest expense, net of interest income	—	(8.8)	—	(1.9)	—	(10.7)
Equity earnings (loss)	—	0.1	(0.3)	1.1	—	0.9
Other income (expense), net	—	13.3	0.5	(13.1)	—	0.7

Income (loss) before income taxes	—	(5.3)	31.2	(17.8)	—	8.1
Provision for income tax expense (benefit)	—	(0.5)	2.3	4.7	—	6.5

Income (loss) before equity in income of subsidiaries	—	(4.8)	28.9	(22.5)	—	1.6
Equity in net income of subsidiaries	1.6	6.4	—	—	(8.0)	—

Consolidated net income (loss)	1.6	1.6	28.9	(22.5)	(8.0)	1.6
Add: Net loss attributable to noncontrolling interest	—	—	—	17.4	—	17.4

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$1.6	$1.6	$28.9	$(5.1)	$(8.0)	$19.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
Sales	$—	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	—	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	—	41.9	—	50.2	—	92.1
Amortization of intangibles	—	0.2	—	0.1	—	0.3
Restructuring	—	0.1	0.1	5.7	—	5.9

Operating profit (loss)	—	(16.9)	41.3	54.2	—	78.6
Interest expense, net of interest income	—	(32.7)	—	(11.8)	—	(44.5)
Equity earnings	—	—	2.6	1.0	—	3.6
Reorganization items, net	—	160.0	(2.7)	146.1	—	303.4
Other income (expense)	—	4.2	0.4	(25.8)	—	(21.2)

Income before income taxes	—	114.6	41.6	163.7	—	319.9
Provision for income tax expense (benefit)	—	39.5	(35.2)	35.6	—	39.9

Income before equity in income of subsidiaries	—	75.1	76.8	128.1	—	280.0
Equity in net income of subsidiaries	280.0	204.9	—	—	(484.9)	—

Consolidated net income	280.0	280.0	76.8	128.1	(484.9)	280.0
Less: Net income attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net income attributable to Cooper-Standard Holdings Inc.	$280.0	$280.0	$76.8	$127.8	$(484.9)	$279.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
Sales	$—	$250.5	$311.7	$955.6	$(68.6)	$1,449.2
Cost of products sold	—	205.2	257.4	810.8	(68.6)	1,204.8
Selling, administration, & engineering expenses	—	57.9	(5.1)	73.6	—	126.4
Amortization of intangibles	—	5.6	—	2.2	—	7.8
Restructuring	—	0.2	3.0	38.4	—	41.6

Operating profit (loss)	—	(18.4)	56.4	30.6	—	68.6
Interest expense, net of interest income	—	(17.6)	—	(3.0)	—	(20.6)
Equity earnings	—	0.1	0.5	2.0	—	2.6
Other income (expense), net	—	25.5	12.6	(22.9)	—	15.2

Income (loss) before income taxes	—	(10.4)	69.5	6.7	—	65.8
Provision for income tax expense (benefit)	—	(1.0)	6.3	13.5	—	18.8

Income (loss) before equity in income (loss) of subsidiaries	—	(9.4)	63.2	(6.8)	—	47.0
Equity in net income of subsidiaries	47.0	56.4	—	—	(103.4)	—

Consolidated net income (loss)	47.0	47.0	63.2	(6.8)	(103.4)	47.0
Add: Net loss attributable to noncontrolling interest	—	—	—	17.0	—	17.0

Net income attributable to Cooper-Standard Holdings Inc.	$47.0	$47.0	$63.2	$10.2	$(103.4)	$64.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.0	$—	$131.5	$—	$294.5
Accounts receivable, net	—	54.3	72.6	254.0	—	380.9
Inventories	—	17.4	28.3	76.3	—	122.0
Prepaid Expenses	—	4.3	0.6	15.2	—	20.1
Other	—	16.4	(5.2)	29.6	—	40.8

Total current assets	—	255.4	96.3	506.6	—	858.3
Investments in affiliates and intercompany accounts, net	560.5	384.5	934.5	(206.6)	(1,623.8)	49.1
Property, plant, and equipment, net	—	68.1	71.5	449.9	—	589.5
Goodwill	—	111.1	—	25.9	—	137.0
Other assets	—	105.7	(8.5)	122.7	—	219.9

	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$19.9	$—	$19.9
Accounts payable	—	34.2	25.5	116.3	—	176.0
Accrued liabilities	—	79.8	11.2	121.6	—	212.6

Total current liabilities	—	114.0	36.7	257.8	—	408.5
Long-term debt	—	450.0	—	6.8	—	456.8
Other liabilities	—	153.7	5.9	129.3	—	288.9

Total liabilities	—	717.7	42.6	393.9	—	1,154.2
Redeemable noncontrolling interest	—	—	—	6.2	—	6.2
Preferred Stock	—	130.3	—	—	—	130.3
Total Cooper-Standard Holdings Inc. stockholders’ equity	560.5	76.8	1,051.2	495.8	(1,623.8)	560.5
Noncontrolling interest	—	—	—	2.6	—	2.6

Total equity	560.5	76.8	1,051.2	498.4	(1,623.8)	563.1

Total liabilities and equity	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$164.9	$—	$148.6	$—	$313.5
Accounts receivable, net	—	79.1	87.3	375.1	—	541.5
Inventories	—	19.4	26.4	117.8	—	163.6
Prepaid expenses	—	5.0	0.5	20.1	—	25.6
Other	—	16.8	—	27.7	—	44.5

Total current assets	—	285.2	114.2	689.3	—	1,088.7
Investments in affiliates and intercompany accounts, net	661.5	347.3	973.3	(165.7)	(1,770.0)	46.4
Property, plant, and equipment, net	—	71.3	69.7	514.0	—	655.0
Goodwill	—	111.1	—	27.7	—	138.8
Other assets	—	81.2	6.5	129.5	—	217.2

	$661.5	$896.1	$1,163.7	$1,194.8	$(1,770.0)	$2,146.1

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$42.3	$—	$42.3
Accounts payable	—	53.9	34.7	179.2	—	267.8
Accrued liabilities	—	58.6	8.6	186.7	—	253.9

Total current liabilities	—	112.5	43.3	408.2	—	564.0
Long-term debt	—	450.0	—	9.1	—	459.1
Other liabilities	—	128.9	5.9	170.0	—	304.8

Total liabilities	—	691.4	49.2	587.3	—	1,327.9
Redeemable noncontrolling interest	—	—	—	22.9	—	22.9
Preferred stock	—	130.9	—	—	—	130.9
Total Cooper-Standard Holdings Inc. stockholders’ equity	661.5	73.8	1,114.5	581.7	(1,770.0)	661.5
Noncontrolling interest	—	—	—	2.9	—	2.9

Total equity	661.5	73.8	1,114.5	584.6	(1,770.0)	664.4

Total liabilities and equity	$661.5	$896.1	$1,163.7	$1,194.8	$(1,770.0)	$2,146.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(122.8)	$(0.3)	$47.7	$—	$(75.4)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.0)	(4.0)	(15.9)	—	(22.9)
Fixed asset proceeds	—	—	3.6	0.2	—	3.8

Net cash used in investing activities	—	(3.0)	(0.4)	(15.7)	—	(19.1)
FINANCING ACTIVITIES
Decrease in short term debt	—	(75.0)	—	(102.1)	—	(177.1)
Principal payments on long-term debt	—	(595.5)	—	(114.0)	—	(709.5)
Proceeds from issuance of stock	—	355.0	—	—	—	355.0
Debt issuance costs	—	(30.9)	—	(0.1)	—	(31.0)
Proceeds from issuance of long-term debt	—	450.0	—	—	—	450.0

Net cash provided by (used in) financing activities	—	103.6	—	(216.2)	—	(112.6)
Effects of exchange rate changes on cash	—	(0.3)	—	5.8	—	5.5
Changes in cash and cash equivalents	—	(22.5)	(0.7)	(178.4)	—	(201.6)
Cash and cash equivalents at beginning of period	—	91.5	0.7	288.1	—	380.3

Cash and cash equivalents at end of period	$—	$69.0	$—	$109.7	$—	$178.7

Depreciation and amortization	$—	$6.5	$6.6	$22.6	$—	$35.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the One Month Ended June 30, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$—	$13.7	$1.2	$2.3	$—	$17.2
INVESTING ACTIVITIES
Property, plant, and equipment	—	(0.9)	(1.2)	(4.3)	—	(6.4)
Fixed asset proceeds	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	(0.9)	(1.2)	(4.2)	—	(6.3)
FINANCING ACTIVITIES
Decrease in short term debt	—	—	—	(0.4)	—	(0.4)
Principal payments on long-term debt	—	0.1	—	(0.1)	—	—
Other	—	31.2	—	(31.3)	—	(0.1)

Net cash provided by (used in) financing activities	—	31.3	—	(31.8)	—	(0.5)
Effects of exchange rate changes on cash	—	—	—	(0.4)	—	(0.4)
Changes in cash and cash equivalents	—	44.1	—	(34.1)	—	10.0
Cash and cash equivalents at beginning of period	—	69.0	—	109.7	—	178.7

Cash and cash equivalents at end of period	$—	$113.1	$—	$75.6	$—	$188.7

Depreciation and amortization	$—	$2.4	$1.4	$5.1	$—	$8.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3.6	$(8.6)	$(9.0)	$40.5	$—	$26.5
INVESTING ACTIVITIES
Property, plant, and equipment	—	(10.9)	(7.4)	(27.2)	—	(45.5)
Acquisition of business, plus cash acquired	—	—	—	30.9	—	30.9
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Proceeds from the sale of assets	—	—	0.4	0.1	—	0.5

Net cash provided by (used in) investing activities	—	(10.9)	9.0	3.8	—	1.9
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(1.2)	—	(1.2)
Principal payments on long-term debt	—	—	—	(1.3)	—	(1.3)
Other	(3.6)	21.4	—	(21.5)	—	(3.7)

Net cash provided by (used in) financing activities	(3.6)	21.4	—	(24.0)	—	(6.2)
Effects of exchange rate changes on cash	—	—	—	(3.2)	—	(3.2)
Changes in cash and cash equivalents	—	1.9	—	17.1	—	19.0
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$164.9	$—	$148.6	$—	$313.5

Depreciation and amortization	$—	$14.3	$7.9	$38.1	$—	$60.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $474,750 and $477,563 at June 30, 2011 and December 31, 2010, respectively, based on quoted market prices, compared to the recorded values of $450,000.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income is recorded in earnings and reflected in the condensed consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Czech Koruna, Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from accumulated other comprehensive income (“AOCI”) into cost of products sold was $339 and $473 for the three and six months ended June 30, 2011. A summary of the outstanding contracts and the respective notional amounts is below:

		Notional Amount	Notional Amount (local currency)
Mexican Peso	USD	3,500	43,096
United States Dollar	CAD	10,666	10,700
Czech Koruna	EUR	4,883	120,000
Polish Zloty	EUR	4,324	17,135
United States Dollar	EUR	4,500	6,046

At June 30, 2011, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

Successor
June 30, 2011
Asset/(liability)
Other current assets	$222
Accrued liabilities	(986)

$(764)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of June 30, 2011, the USD notional amount of this contract was $6,011. At June 30, 2011, the fair value before taxes of the Company’s interest rate swap contract was $196 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $40 for the three months ended June 30, 2011, $19 for the one month ended June 30, 2010 and $41 for the two months ended May 31, 2010. Amounts reclassified from AOCI into interest expense were $91 and $102 for the six months ended June 30, 2011 and for the five months ended May 31, 2010, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $108. The maturity date of this swap contract is September 2013.

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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2010 and June 30, 2011, are shown below:

	Successor - December 31, 2010
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(300)	$—	$—	$(300)

Total	$(300)	$—	$—	$(300)

	Successor - June 30, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(196)	$—	$—	$(196)
Forward foreign exchange contracts	(764)	—	—	(764)

Total	$(960)	$—	$—	$(960)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for the Company and their counterparty’s credit risks for the six months ended June 30, 2011, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2011	$(300)
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	563
Included in other comprehensive income	(660)
Settlements	(563)

Ending Balance as of June 30, 2011	$(960)

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the six months ended June 30, 2011 are reported in cost of products sold and other income (expense):

Successor
Six Months Ended June 30, 2011
Total losses included in earnings (or changes in net liabilities) for the period (above)	$563
Change in unrealized losses relating to assets still held at the reporting date	—

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

At June 30, 2011 and 2010 (excluding the FMEA arrangements discussed below), the Company had $43,254 and $37,619, respectively, outstanding under receivable transfer agreements entered into by various locations. The total amount of accounts receivable factored were $54,562 for the six months ended June 30, 2011, $7,043 for the one month ended June 30, 2010, and $40,592 for the five months ended May 31, 2010. The Company incurred a loss on the sale of receivables of $343 for the three months ended June 30, 2011, $81 for the one month ended June 30, 2010 and $174 for the two months ended May 31, 2010. Losses incurred on the sale of receivables were $617 and $377 for the six months ended June 30, 2011 and for the five months ended May 31, 2010, respectively; these amounts are recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables for one of the locations. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

As part of the FMEA joint venture, SPBT had certain factoring arrangements with and without recourse, which are included in the Company’s consolidated financial statements.

Recourse

At June 30, 2011, the Company had $19,641 outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored were $17,071 for the six months ended June 30, 2011. The Company incurred a loss on the sale of receivables of $39 for the three and six months ended June 30, 2011.

Without recourse

At June 30, 2011, the Company had $28,710 outstanding under receivable transfer agreements without recourse. The total amount of accounts receivable factored were $30,281 for the six months ended June 30, 2011. The Company incurred a loss on the sale of receivables of $57 for the three and six months ended June 30, 2011.

19. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On July 1, 2011, the Company signed an agreement with Nishikawa Rubber Co., Ltd. (“Nishikawa Rubber”) to purchase a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity will be renamed Nishikawa Tachaplalert Cooper Limited. This joint venture will be owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements”) and in our most recently filed Annual Report on Form 10-K (see Item 1A. Risk Factors).

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government incentives such as “cash for clunkers” and tax incentives. IHS Automotive’s June 2011 expected annualized light vehicle production volumes for 2011 are 13 million units in North America, while Europe’s volumes are expected to be 20 million units.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended June 30, 2011 and June 30, 2010 were 3.1 million. European light vehicle production volumes for the three months ended June 30, 2011 were 5.2 million compared to 5 million for the three months ended June 30, 2010, an increase of approximately 3.8%. According to IHS Automotive, actual North American light vehicle production volumes for the six months ended June 30, 2011 were 6.5 million compared to 6 million for the six months ended June 30, 2010, an increase of approximately 8.4%, and European light vehicle production volumes for the six months ended June 30, 2011 were 10.4 million compared to 9.7 million for the six months ended June 30, 2010, an increase of approximately 7.6%. According to IHS Automotive, North America and Europe light vehicle production volumes in the third quarter of 2011 are estimated at 3.2 million and 4.4 million units, respectively, which is a 0.2 million unit increase for North America and a 0.2 million unit increase for Europe, compared to the third quarter of 2010.

Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. Globalization and the importance of servicing customers around the world will continue to shape the success of suppliers going forward.

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

We continue to experience increases in the costs of certain raw materials. We have implemented strategies with both our suppliers and our customers to help manage spikes in raw material prices. These actions include material substitutions and leveraging our global purchases. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the most efficient use of materials through scrap reduction, as well as standardization of material specification to maximize leverage over a higher volume purchase.

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

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy proceedings on May 27, 2010, and the adoption of fresh-start accounting on May 31, 2010, in accordance with ASC 852, “Reorganizations,” Cooper Standard Holdings Inc. is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the second quarter 2011 separately present the 2010 Predecessor Period and the 2010 Successor Period. Although the 2010 Predecessor Period and the 2010 Successor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below (dollar amounts in thousands except per share amounts).

	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Sales	$412,804	$215,642	$760,460
Cost of products sold	340,381	181,875	636,752

Gross profit	72,423	33,767	123,708
Selling, administration & engineering expenses	39,099	23,045	65,602
Amortization of intangibles	130	1,264	3,936
Restructuring	5,641	382	36,981

Operating profit	27,553	9,076	17,189
Interest expense, net of interest income	(32,694)	(3,531)	(10,649)
Equity earnings	1,653	734	928
Reorganization items, net	326,786	—	—
Other income (expense), net	(14,300)	(430)	726

Income before income taxes	308,998	5,849	8,194
Provision for income tax expense	32,652	909	6,541

Consolidated net income	276,346	4,940	1,653
Net (income) loss attributable to noncontrolling interests	(63)	(10)	17,369

Net income attributable to Cooper-Standard Holdings Inc.	$276,283	$4,930	$19,022

Net income available to Cooper-Standard Holdings Inc. common stockholders		$3,218	$13,749

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$0.78

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$0.71

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Sales	$1,009,128	$215,642	$1,449,232
Cost of products sold	832,201	181,875	1,204,758

Gross profit	176,927	33,767	244,474
Selling, administration & engineering expenses	92,166	23,045	126,453
Amortization of intangibles	319	1,264	7,834
Restructuring	5,893	382	41,585

Operating profit	78,549	9,076	68,602
Interest expense, net of interest income	(44,505)	(3,531)	(20,555)
Equity earnings	3,613	734	2,637
Reorganization items, net	303,453	—	—
Other income (expense), net	(21,156)	(430)	15,075

Income before income taxes	319,954	5,849	65,759
Provision for income tax expense	39,940	909	18,819

Consolidated net income	280,014	4,940	46,940
Net (income) loss attributable to noncontrolling interests	(322)	(10)	17,017

Net income attributable to Cooper-Standard Holdings Inc.	$279,692	$4,930	$63,957

Net income available to Cooper-Standard Holdings Inc. common stockholders		$3,218	$48,218

Basic net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$2.75

Diluted net income per share attributable to Cooper-Standard Holdings Inc.		$0.18	$2.49

Three Months Ended June 30, 2011, One Month Ended June 30, 2010 and Two Months Ended May 31, 2010

Sales. Sales for the three months ended June 30, 2011 were $760.5 million. Sales were favorably impacted by an increase in volumes, the joint venture agreement with FMEA and favorable foreign exchange of $39.7 million. Sales of $215.6 million for the one month ended June 30, 2010 were favorably impacted by an increase in volumes, partially offset by unfavorable foreign exchange of $7.5 million and customer price concessions. Sales of $412.8 for the two months ended May 31, 2010 were favorably impacted by an increase in volumes and favorable foreign exchange of $11.2 million.

Gross Profit. Gross profit for the three months ended June 30, 2011 was $123.7 million or 16.3% of sales. Gross profit and gross profit margin for the period were favorably impacted by an increase in volumes in most regions and our lean savings, partially offset by higher raw material costs. Gross profit for the one month ended June 30, 2010 and the two months ended May 31, 2010 were $33.8 million and $72.4 million, respectively. Gross profit as a percentage of sales was 15.7% for the one month ended June 30, 2010 and 17.5% for the two months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The one month ended June 30, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2011 was $65.6 million or 8.6% of sales. Selling, administration and engineering expense for the three months ended June 30, 2011 was favorably impacted by lower compensation expenses. Selling, administration and engineering expense for the one month ended June 30, 2010 and the two months ended May 31, 2010 were $23 million and $39.1 million or 10.7% and 9.5% of sales, respectively.

Amortization of Intangibles. Amortization of intangibles was $3.9 million for the three months ended June 30, 2011, $1.3 million for the one month ended June 30, 2010 and $0.1 million for the two months ended May 31, 2010. The amortization of intangibles increased for the Successor period as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2010.

Restructuring. Restructuring charges were $37 million for the three months ended June 30, 2011, primarily related to the reorganization of our French body sealing operations in relationship to the joint venture agreement with FMEA. Restructuring charges were $0.4 million for the one month ended June 30, 2010 and $5.6 million for the two months ended May 31, 2010. Restructuring for both periods was primarily related to continuation of initiatives that were announced in 2009 related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific and an initiative announced in the second quarter of 2010 for the closure and consolidation of two facilities located in Mexico.

Interest Expense, Net. Net interest expense of $10.6 million for the three months ended June 30, 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense of $3.5 million for the one month ended June 30, 2010 is primarily interest on our Senior Notes. The net interest expense of $32.7 million for the two months ended May 31, 2010 includes $28 million of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligation was recorded when our Plan of Reorganization was approved by the claimholders.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the two months ended May 31, 2010, we recognized a gain of $326.8 million for reorganization items and fresh-start accounting adjustments as a result of the bankruptcy proceedings. This gain reflects the cancellation of certain prepetition obligations and valuation of our net assets. These gains were partially offset by the recognition of professional fees incurred as a direct result of the bankruptcy proceedings.

Other Income (Expense). Other income for the three months ended June 30, 2011 was $0.7 million, which primarily relates to foreign currency gains of $1.1 million, partially offset by loss on sale of receivables and miscellaneous expense of $0.4 million. Other expense for the one month ended June 30, 2010 and the two months ended May, 31 2010 were $0.4 million and $14.3 million, respectively. Both periods consisted primarily of foreign currency losses.

Provision for Income Tax Expense. For the three months ended June 30, 2011, we recorded an income tax provision of $6.5 million on earnings before income taxes of $8.2 million. This compares to an income tax provision of $0.9 million on earnings before income taxes of $5.8 million for the one month ended June 30, 2010 and an income tax provision of $32.7 million on earnings before income tax of $309 million for the two months ended May 31, 2010. Income tax expense for the three months ended June 30, 2011 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Six Months Ended June 30, 2011, One Month Ended June 30, 2010 and Five Months Ended May 31, 2010

Sales. Sales for the six months ended June 30, 2011 were $1,449.2 million. Sales were favorably impacted by an increase in volumes, the joint venture agreement with FMEA and favorable foreign exchange of $46.9 million. Sales of $215.6 million for the one month ended June 30, 2010 were favorably impacted by increase in volumes, partially offset by unfavorable foreign exchange of $7.5 million and customer price concessions. Sales of $1,009.1 million for the five months ended May 31, 2010 were favorably impacted by a significant increase in volumes and favorable foreign exchange of $52.5 million, partially offset by customer price concessions.

Gross Profit. Gross profit for the six months ended June 30, 2011 was $244.5 million or 16.9% of sales. Gross profit and gross profit margin for the period were favorably impacted by an increase in volumes in most regions and our lean savings, partially offset by higher raw material costs. Gross profit for the one month ended June 30, 2010 and the five months ended May 31, 2011 were $33.8 million and $176.9 million, respectively. Gross profit as a percentage of sales was 15.7% for the one month ended June 30, 2010 and 17.5% for the five months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The one month ended June 30, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold.

Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2011 was $126.5 million or 8.7% of sales. Selling, administration and engineering expense for the six months ended June 30, 2011 was favorably impacted by lower compensation expenses. Selling, administration and engineering expense for the one month ended June 30, 2010 and the five months ended May 31, 2010 was $23 million and $92.2 million or 10.7% and 9.1% of sales, respectively.

Amortization of Intangibles. Amortization of intangibles was $7.8 million for the six months ended June 30, 2011, $1.3 million for the one month ended June 30, 2010 and $0.3 million for the five months ended May 31, 2010. The amortization of intangibles increased for the Successor period as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2010.

Restructuring. Restructuring charges were $41.6 million for the six months ended June 30, 2011, primarily related to the reorganization of our French body sealing operations in relationship to the joint venture agreement with FMEA. Restructuring charges were $0.4 million for the one month ended June 30, 2010 and $5.9 million for the five months ended May 31, 2010. Restructuring for both periods was primarily related to continuation of initiatives that were announced in 2009 related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific and an initiative announced in the second quarter of 2010 for the closure of a facility and the consolidation of two facilities located in Mexico.

Interest Expense, Net. Net interest expense of $20.6 million for the six months ended June 30, 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense of $3.5 million for the one month ended June 30, 2010 is primarily interest on our Senior Notes. The net interest expense of $44.5 million for the five months ended May 31, 2010 includes $28 million of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligation was recorded when our Plan of Reorganization was approved by the claimholders.

Reorganization Items and Fresh-Start Accounting Adjustments, net. In the five months ended May 31, 2010, we recognized a gain of $163.6 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of certain prepetition obligations, partially offset by the recognition of professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a gain of $139.9 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

Other Income (Expense). Other income for the six months ended June 30, 2011 was $15.1 million which primarily relates to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $4.3 million, partially offset by loss on sale of receivables of $0.6 million. Other expense for the one month ended June 30, 2010 and five months ended May, 31 2010 were $0.4 million and $21.2 million, respectively. Both periods consisted primarily of foreign currency losses.

Provision for Income Tax Expense. For the six months ended June 30, 2011, we recorded an income tax provision of $18.8 million on earnings before income taxes of $65.8 million. This compares to an income tax provision of $0.9 million on earnings before income taxes of $5.8 million for the one month ended June 30, 2010 and an income tax provision of $39.9 million on earnings before income tax of $320 million for the five months ended May 31, 2010. Income tax expense for the six months ended June 30, 2011 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2011, the two and the five months ended May 31, 2010 and the one month ended June 30, 2010:

	Predecessor	Successor
	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Three Months Ended June 30, 2011
Sales to external customers
North America	$211,594	$116,396	$366,307
International	201,210	99,246	394,153

Consolidated	$412,804	$215,642	$760,460

Segment profit (loss)
North America	$229,571	$8,133	$45,780
International	79,427	(2,284)	(37,586)

Income before income taxes	$308,998	$5,849	$8,194

	Predecessor	Successor
	Five Months Ended May 31, 2010	One Month Ended June 30, 2010	Six Months Ended June 30, 2011
Sales to external customers
North America	$508,738	$116,396	$725,148
International	500,390	99,246	724,084

Consolidated	$1,009,128	$215,642	$1,449,232

Segment profit (loss)
North America	$233,526	$8,133	$100,030
International	86,428	(2,284)	(34,271)

Income before income taxes	$319,954	$5,849	$65,759

Three Months Ended June 30, 2011, One Month Ended June 30, 2010 and Two Months Ended May 31, 2010

North America. Sales for the three months ended June 30, 2011 were $366.3 million. Sales were favorably impacted by an increase in sales volume and favorable foreign exchange of $6.8 million. Segment profit for the three months ended June 30, 2011 was $45.8 million, which was favorably impacted by an increase in volume, favorable impact of our lean savings and foreign exchange, partially offset by increased compensation costs as volumes continue to improve and higher raw material costs.

Sales were $116.4 million and $211.6 million for the one month ended June 30, 2010 and the two months ended May 31, 2011, respectively. Both periods were favorably impacted by an increase in volume and favorable foreign exchange of $2.2 million for the one month ended June 30, 2010 and $6.7 million for the two months ended May 31, 2010. Segment profit was $8.1 million and $229.6 million for the one month ended June 30, 2010 and for the two months ended May 31, 2010, respectively. Both periods were favorably impacted by an increase in volumes, our lean savings, partially offset by the restoration of certain employee pay and benefits, and slightly higher raw material costs. In addition, segment profit for the one month ended June 30, 2010 was impacted by higher depreciation and amortization resulting from the adoption of fresh-start accounting and segment profit for the two months ended May 31, 2010 was impacted by a gain of $231.6 million related to the reorganization and fresh-start accounting adjustments and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales for the three months ended June 30, 2011 were $394.2 million. Sales were favorably impacted by an increase in sales volume, the joint venture agreement with FMEA and favorable foreign exchange of $32.9 million. Segment loss for the three months ended June 30, 2011 was $37.6 million, which was negatively impacted by the restructuring costs associated with the joint venture agreement with FMEA, increased compensation costs as volumes continue to improve, higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in 2010, partially offset by improved volumes in Europe and Asia Pacific and our lean savings.

Sales were $99.2 million for the one month ended June 30, 2010. Sales were favorably impacted by an increase in volumes, partially offset by unfavorable foreign exchange of $9.7 million. Sales were $201.2 million for the two months ended May 31, 2010. Sales were favorably impacted by an increase in volumes and favorable foreign exchange of $4.5 million. Segment loss for the one month ended June 30, 2010 was $2.3 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits, unfavorable foreign exchange and recognition of the fresh-start accounting inventory fair value adjustment, partially offset by the improved volumes and our lean savings. Segment profit for the two months ended May 31, 2010 was $79.4 million primarily impacted by a gain of $95.2 million related to the reorganization and fresh-start accounting adjustments and negatively impacted by the recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

Six Months Ended June 30, 2011, One Month Ended June 30, 2010 and Five Months Ended May 31, 2010

North America. Sales for the six months ended June 30, 2011 were $725.1 million. Sales were favorably impacted by an increase in sales volume and favorable foreign exchange of $12.2 million. Segment profit for the six months ended June 30, 2011 was $100 million, which was favorably impacted by an increase in volumes, favorable impact of our lean savings, partially offset by increased compensation costs as volumes continue to improve and higher raw material costs.

Sales were $116.4 million and $508.7 million for the one month ended June 30, 2010 and the five months ended May 31, 2010, respectively. Both periods were favorably impacted by an increase in volumes and favorable foreign exchange of $2.2 million for the one month ended June 30, 2010 and $19.3 million for the five months ended May 31, 2010. Segment profit was $8.1 million and $233.5 million for the one month ended June 30, 2010 and for the five months ended May 31, 2010, respectively. Both periods were favorably impacted by an increase in volumes, our lean savings, partially offset by the restoration of certain employee pay and benefits, and slightly higher raw material costs. In addition, segment profit for the one month ended June 30, 2010 was impacted by higher depreciation and amortization resulting from the adoption of fresh-start accounting and segment profit for the five months ended May 31, 2010 was favorably impacted by a gain of $208.6 million related to the reorganization and fresh-start accounting adjustments and negatively impacted by recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales for the six months ended June 30, 2011 were $724.1 million. Sales were favorably impacted by an increase in volume, the joint venture agreement with FMEA and foreign exchange of $34.7 million. Segment loss for the six months ended June 30, 2011 was $34.3 million, which was negatively impacted by the restructuring costs associated with the joint venture agreement with FMEA, increased compensation costs as volumes continue to improve, higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in the Successor period, partially offset by improved volumes in Europe and Asia Pacific and our lean savings.

Sales for the one month ended June 30, 2010 were $99.2 million. Sales were favorably impacted by an increase in volumes, partially offset by unfavorable foreign exchange of $9.7 million. Sales for the five months ended May 31, 2010 were $500.4 million. Sales were favorably impacted by a significant increase in volumes and favorable foreign exchange of $33.2 million. Segment loss for the one month ended June 30, 2010 was $2.3 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits and unfavorable foreign exchange partially offset by the improved volumes and our lean savings. Segment profit for the five months ended May 31, 2010 was $86.4 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $94.9 million was recognized in the International segment. Segment profit was favorably impacted by improved volumes and our lean savings, and unfavorably impacted by the restoration of certain employee pay and benefits and slightly higher raw material costs.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Note 4. “Restructuring” to Condensed Consolidated Financial Statements for discussion of restructuring activities during the six months ended June 30, 2011.

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

Cash Flows

Operating Activities. Net cash provided by operations was $26.5 million for the six months ended June 30, 2011, which included $76.6 million of use of operating assets and liabilities. Net cash provided by operations was $17.2 million for the one month ended June 30, 2010, which included $2.4 million of changes in operating assets and liabilities. Net cash used in operations was $75.4 million for the five months ended May 31, 2010, which was a result of an increase in our working capital requirements due to the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP facility.

Investing Activities. Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2011, which consisted primarily of $30.9 million of cash acquired as part of the joint venture with FMEA, net of the acquisition of USi Inc., and proceeds of $16 million from the partial sale of a joint venture, offset by $45.5 million of capital spending. Net cash used in investing activities was $6.2 million for the one month ended June 30, 2010, which primarily consisted of capital spending. Cash used in investing activities was $19.1 million for the five months ended May 31, 2010, which consisted of $22.9 million of capital spending offset by proceeds from sale of assets of $3.9 million. We anticipate that we will spend approximately $105 to $115 million on capital expenditures in 2011.

Financing Activities. Net cash used in financing activities totaled $6.2 million for the six months ended June 30, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt of $2.5 million and payment of cash dividends of $3.6 million. Net cash used by financing activities totaled $0.5 million for the one month ended June 30, 2010, which consisted primarily of a decrease in short-term debt. Net cash used in financing activities totaled $112.6 million for the five months ended May 31, 2010, which primarily resulted from activities related to our emergence from bankruptcy. Payments for settlement on our prepetition debt, DIP facility, debt issuance costs and back stop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355 million and our senior notes offering of $450 million.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Successor	Successor
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income	$19.0	$64.0
Provision for income tax expense	6.5	18.8
Interest expense, net of interest income	10.7	20.6
Depreciation and amortization	31.4	60.3

EBITDA	$67.6	$163.7
Restructuring (1)	37.0	41.6
Noncontrolling interest restructuring (2)	(17.7)	(17.7)
Stock-based compensation (3)	2.7	5.3
Net gain on partial sale of joint venture (4)	—	(11.4)
Inventory write-up (5)	0.7	0.7

Adjusted EBITDA	$90.3	$182.2

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(4)	Net gain on partial sale of ownership percentage in joint venture.
(5)	Write-up of inventory to fair value for the FMEA joint venture, net of noncontrolling interest.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes what the Company believes are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved.

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others: the ability to maintain contracts and suppliers and customer relationships; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our exposure to natural disasters; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; potential conflicts of interest between our owners and us; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our 2010 Annual Report on Form 10-K, and Item 1A. Risk Factors in Part II of our Form 10-Q for the quarterly period ended March 31, 2011 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K (the “Form 10-K”) and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “3-31 Form 10-Q”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K and the 3-31 Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

2011	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	1,340	$44.75	—	$—
May 1 - May 31	36,947	47.80	—	—
June 1 - June 30	—	—	—	—

	38,287	$47.69	—	$—

(1)	The shares of common stock in this column were deemed surrendered to the Company by participants in various benefits plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 10, 2011	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

August 10, 2011	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 10, 2011	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.