Form 10-K/A
period 2010-12-31
Cooper-Standard Holdings Inc.
filed 2011-08-17
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Cooper-Standard Holdings Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 21, 2011 (the “Original Filing”). The Company is filing this Form 10-K/A to reflect restatements of its Consolidated Statements of Operations, Equity and Cash Flows for the five months ended May 31, 2010, and the related notes thereto, as a result of a review of the Company’s accounting of the cancellation of Predecessor common stock.

This Form 10-K/A amends and restates “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” “Item 8. Financial Statements and Supplementary Data,” “Item 15. Financial Statements” of Part IV of the Original Filing and “Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges”, solely as a result of, and to reflect, the restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of the Company’s independent registered public accountants and currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accounting firm is attached to the Form 10-K/A as Exhibit 23.1. The certifications of the Company’s principal executive officer and principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

	Predecessor					Successor
	Year Ended December 31,				Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
	2006	2007	2008	2009
Statement of operations:	(dollar amounts in millions except per share amounts)
Net sales	$2,164.3	$2,511.2	$2,594.6	$1,945.3	$1,009.1	$1,405.0
Cost of products sold	1,832.1	2,114.1	2,260.1	1,679.0	832.2	1,172.4

Gross profit	332.2	397.1	334.5	266.3	176.9	232.6
Selling, administration, & engineering expenses	199.8	222.1	231.7	199.5	92.1	159.5
Amortization of intangibles	31.0	31.9	31.0	15.0	0.3	9.0
Impairment charges	13.2	146.4	33.4	363.5	—	—
Restructuring	23.9	26.4	38.3	32.4	5.9	0.5

Operating profit (loss)	64.3	(29.7)	0.1	(344.1)	78.6	63.6
Interest expense, net of interest income	(87.2)	(89.5)	(92.9)	(64.3)	(44.5)	(25.0)
Equity earnings	0.2	2.2	0.9	4.0	3.6	3.4
Reorganization items, net	—	—	—	(17.4)	303.4 (3)	—
Other income (expense)	7.9	(0.5)	(1.4)	9.9	(21.2)	4.2

Income (loss) before income taxes	(14.8)	(117.5)	(93.3)	(411.9)	319.9	46.2
Provision for income taxes (benefit)	(7.3)	32.9	29.3	(55.7)	39.9	5.1

Consolidated net income (loss)	(7.5)	(150.4)	(122.6)	(356.2)	280.0	41.1
Add: Net loss (income) attributable to noncontrolling interests	(0.9)	(0.6)	1.1	0.1	(0.3)	(0.5)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(8.4)	$(151.0)	$(121.5)	$(356.1)	$279.7	$40.6

Net income available to Cooper-Standard Holdings Inc. common stockholders						$28.7

Basic net income per share attributable to Cooper-Standard Holdings Inc.						$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.						$1.55

Balance sheet data (at end of period):
Cash and cash equivalents	$56.3	$40.9	$111.5	$380.3		$294.5
Net working capital(1)	212.1	249.8	154.5	240.8		175.3
Total assets	1,911.4	2,162.3	1,818.3	1,737.4		1,853.8
Total non-current liabilities	1,256.1	1,351.6	1,346.9	263.9		751.9
Total debt(2)	1,055.5	1,140.2	1,144.1	204.3		476.7
Liabilities subject to compromise	—	—	—	1,261.9		—
Preferred Stock	—	—	—	—		130.3
Total equity/(deficit)	324.0	276.8	19.7	(306.5)		563.1
Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$135.9	$185.4	$136.5	$130.0	$(75.4)	$170.6
Investment activities	(281.8)	(260.0)	(73.9)	(45.5)	(19.1)	(51.8)
Financing activities	147.6	55.0	14.1	166.1	(112.6)	(1.4)
Other financial data:
Capital expenditures	$82.9	$107.3	$92.1	$46.1	$22.9	$54.4

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $450.0 million of our Senior Notes, $0.4 million in capital leases, and $26.3 million of other third-party debt at December 31, 2010.
(3)	Amounts have been restated, see Footnote 1A for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

(dollar amounts in thousands except per share amounts)

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Sales	$2,594,577	$1,945,259	$1,009,128	$1,405,019
Cost of products sold	2,260,063	1,678,953	832,201	1,172,350

Gross profit	334,514	266,306	176,927	232,669
Selling, administration & engineering expenses	231,709	199,552	92,166	159,573
Amortization of intangibles	30,996	14,976	319	8,982
Impairment charges	33,369	363,496	—	—
Restructuring	38,300	32,411	5,893	488

Operating profit (loss)	140	(344,129)	78,549	63,626
Interest expense, net of interest income	(92,894)	(64,333)	(44,505)	(25,017)
Equity earnings	897	4,036	3,613	3,397
Reorganization items and fresh-start accounting adjustments, net	—	(17,367)	303,453 (1)	—
Other income (expense), net	(1,368)	9,919	(21,156)	4,214

Income (loss) before income taxes	(93,225)	(411,874)	319,954	46,220
Provision (benefit) for income tax expense	29,295	(55,686)	39,940	5,095

Consolidated net income (loss)	(122,520)	(356,188)	280,014	41,125
Add: Net (income) loss attributed to noncontrolling interests	1,069	126	(322)	(549)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(121,451)	$(356,062)	$279,692	$40,576

Net income available to Cooper-Standard Holdings Inc. common stockholders				$28,723

Basic net income per share attributable to Cooper-Standard Holdings Inc.				$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$1.55

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

For the five months ended May 31, 2010, we recognized a gain of approximately $163.6 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of certain prepetition obligations, partially offset by the recognition of professional fees incurred as a direct result of the bankruptcy proceedings. In addition, we recognized a gain of $139.9 million related to the valuation of our net assets upon emergence from Chapter 11 bankruptcy proceedings pursuant to the provisions of fresh-start accounting.

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

Provision for Income Tax Expense (Benefit). For the seven months ended December 31, 2010 and the five months ended May 31, 2010, we recorded income tax provisions of $5.1 million and $39.9 million, respectively, on earnings before income taxes of $46.2 million and $319.9 million, respectively. This compares to an income tax benefit of $(55.7) million on losses before income taxes of $(411.9) million for the twelve months ended December 31, 2009. Income tax expense for the five months ended May 31, 2010 and the seven months ended December 31, 2010 differ from statutory rates primarily as a result of the reorganizational items and fresh start accounting adjustments; valuation allowances recorded on tax losses and credits generated in the U.S. and certain foreign jurisdictions; the benefit related to the settlement of a bi-lateral advanced pricing agreement; the distribution of income between the U.S. and foreign sources; and other non-recurring discrete items.

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

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of our reportable segments for the years ended December 31, 2008 and 2009, five months ended May 31, 2010 and seven months ended December 31, 2010:

	Predecessor				Successor
	For the Year Ended		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	2008	2009
	(dollars in thousands)
Sales
North America	$1,244,423	$910,306	$508,738		$739,419
International	1,350,154	1,034,953	500,390		665,600

	$2,594,577	$1,945,259	$1,009,128		$1,405,019

Segment profit (loss)
North America	$(36,662)	$(246,015)	$233,526	(1)	$58,004
International	(56,563)	(165,859)	86,428		(11,784)

	$(93,225)	$(411,874)	$319,954		$46,220

(1)	Amounts have been restated, see Footnote 1A for additional information.

Seven Months Ended December 31, 2010, Five Months Ended May 31, 2010 and Twelve Months ended December 31, 2009

North America. Sales for the seven months ended December 31, 2010 were $739.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $10.0 million. Sales for the five months ended May 31, 2010 were $508.7 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $19.3 million. Sales for the twelve months ended December 31, 2009 were $910.3 million. Segment profit for the seven months ended December 31, 2010 was $58.0 million, which was favorably impacted by the improved volumes and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment profit for the five months ended May 31, 2010 was $233.5 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $208.6 million was recognized in the North America segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders. Segment loss for the twelve months ended December 31, 2009 was $246.0 million, which included impairment charges of $234.9 million for goodwill, intangibles and fixed assets.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
Net income	$279.7	(7)	$40.6
Provision for income tax expense	39.9		5.1
Interest expense, net of interest income	44.5		25.0
Depreciation and amortization	35.7		66.7

EBITDA	$399.8		$137.4
Reorganization and fresh-start accounting adjustments(1)	(303.4	)(7)	—
Restructuring(2)	5.9		0.5
Foreign exchange gains/losses(3)	17.2		(0.1)
Inventory write-up(4)	—		8.1
Stock-based compensation(5)	0.2		6.4
Severance(6)	—		5.8
Other	0.3		(1.6)

Adjusted EBITDA	$120.0		$156.5

(1)	Reorganization and bankruptcy-related expenses, including professional fees.
(2)	Includes non-cash restructuring.
(3)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(4)	Reversal of fresh-start fair value inventory adjustment.
(5)	Non-cash stock amortization expense and non-cash stock option expense.
(6)	Severance costs associated with the right sizing of our German facilities.
(7)	Amounts have been restated, see footnote 1A for additional information.

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

/s/ Ernst & Young LLP

Detroit, Michigan

March 21, 2011 except for Notes 1A and 4 as to which the date is August 17, 2011

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

/s/ Ernst & Young LLP

Detroit, Michigan

March 21, 2011

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share amounts)

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Sales	$2,594,577	$1,945,259	$1,009,128	$1,405,019
Cost of products sold	2,260,063	1,678,953	832,201	1,172,350

Gross profit	334,514	266,306	176,927	232,669
Selling, administration & engineering expenses	231,709	199,552	92,166	159,573
Amortization of intangibles	30,996	14,976	319	8,982
Impairment charges	33,369	363,496	—	—
Restructuring	38,300	32,411	5,893	488

Operating profit (loss)	140	(344,129)	78,549	63,626
Interest expense, net of interest income	(92,894)	(64,333)	(44,505)	(25,017)
Equity earnings	897	4,036	3,613	3,397
Reorganization items and fresh-start accounting adjustments, net	—	(17,367)	303,453 (1)	—
Other income (expense), net	(1,368)	9,919	(21,156)	4,214

Income (loss) before income taxes	(93,225)	(411,874)	319,954	46,220
Provision (benefit) for income tax expense	29,295	(55,686)	39,940	5,095

Consolidated net income (loss)	(122,520)	(356,188)	280,014	41,125
Add: Net (income) loss attributed to noncontrolling interests	1,069	126	(322)	(549)

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(121,451)	$(356,062)	$279,692	$40,576

Net income available to Cooper-Standard Holdings Inc. common stockholders				$28,723

Basic net income per share attributable to Cooper-Standard Holdings Inc.				$1.64

Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$1.55

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands except share amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at December 31, 2007—Predecessor	3,483,600	$35	$354,874	$(155,339)	$68,988	$268,558	$8,243	$276,801
Adoption of ASC 715, measurement change				(3,426)		(3,426)		(3,426)
Transaction with affiliate							(1,741)	(1,741)
Dividends paid to noncontrolling interest							(662)	(662)
Repurchase of common stock	(4,500)		(540)			(540)		(540)
Stock-based compensation			560			560		560
Comprehensive income (loss):
Net loss for 2008				(121,451)		(121,451)	(1,069)	(122,520)
Other comprehensive loss:
Benefit plan liability, net of ($1,097) tax effect					(53,614)	(53,614)		(53,614)
Currency translation adjustment					(58,929)	(58,929)	(286)	(59,215)
Fair value change of derivatives, net of ($44) tax effect					(15,981)	(15,981)		(15,981)

Comprehensive loss						(249,975)	(1,355)	(251,330)

Balance at December 31, 2008—Predecessor	3,479,100	35	354,894	(280,216)	(59,536)	15,177	4,485	19,662
Issuance of common stock	3,512		88			88		88
Stock-based compensation			1,334			1,334		1,334
Comprehensive income (loss):
Net loss for 2009				(356,062)		(356,062)	(126)	(356,188)
Other comprehensive income (loss):
Benefit plan liability, net of $1,120 tax effect					(3,499)	(3,499)		(3,499)
Currency translation adjustment					25,898	25,898	105	26,003
Fair value change of derivatives, net of ($3,843) tax effect					6,100	6,100		6,100

Comprehensive loss						(327,563)	(21)	(327,584)

Balance at December 31, 2009—Predecessor	3,482,612	35	356,316	(636,278)	(31,037)	(310,964)	4,464	(306,500)
Issuance of common stock								—
Stock-based compensation			244			244		244
Deconsolidation of non-controlling interest and other							(4,622)	(4,622)
Comprehensive income (loss):
Net income five months ended May 31, 2010				279,692 (1)		279,692	322	280,014
Other comprehensive income (loss):
Benefit plan liability, net of $34 tax effect					126	126		126
Currency translation adjustment					(31,091)	(31,091)	17	(31,074)
Fair value change of derivatives, net of $194 tax effect					(81)	(81)		(81)

Comprehensive income						248,646	339	248,985
Reorganization and fresh start accounting adjustments	(3,482,612)	(35)	(356,560)	356,586 (1)	62,083	62,074	2,182	64,256

Balance at May 31, 2010—Predecessor	—	—	—	—	—	—	2,363	2,363
Issuance of common stock	17,489,693	17	473,275			473,292		473,292
Initial grant awards (Note 19)	859,971

Balance at May 31, 2010—Successor	18,349,664	17	473,275	—	—	473,292	2,363	475,655
Stock-based compensation			5,431			5,431		5,431
Initial grant awards (Note 19)	26,448
Dividends paid				(4,734)		(4,734)		(4,734)
Comprehensive income
Net income seven months ended December 31, 2010				40,576		40,576	549	41,125
Other							(334)	(334)
Other comprehensive income:
Benefit plan liability, net of ($489) tax effect					4,962	4,962		4,962
Currency translation adjustment					40,828	40,828	29	40,857
Fair value change of derivatives, net of ($36) tax effect					91	91		91

Comprehensive income						86,457	244	86,701

Balance at December 31, 2010—Successor	18,376,112	$17	$478,706	$35,842	$45,881	$560,446	$2,607	$563,053

(1)	Amounts have been restated, see Footnote 1A for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Predecessor				Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
Operating Activities:
Consolidated net income (loss)	$(122,520)	$(356,188)	$280,014	(1)	$41,125
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	109,109	98,801	35,333		57,687
Amortization of intangibles	30,996	14,976	319		8,982
Impairment charges	33,369	363,496	—		—
Reorganization items and fresh-start adjustments	—	17,367	(303,453	)(1)	—
Non-cash restructuring charges	9,029	1,268	46		468
Gain on bond repurchase	(1,696)	(9,096)	—		—
Amortization of debt issuance cost	4,866	10,286	11,505		714
Stock-based compensation expense	1,264	1,361	244		6,351
Deferred income taxes	12,810	(41,316)	31,049		(7,760)
Changes in operating assets and liabilities:
Accounts receivable	163,279	14,886	(33,553)		47,665
Inventories	28,062	9,914	(11,824)		7,663
Prepaid expenses	(2,880)	(974)	(6,412)		6,904
Accounts payable	(86,316)	50,081	(59,180)		(9,234)
Accrued liabilities	(28,148)	27,117	29,561		20,483
Other	(14,731)	(71,997)	(49,044)		(10,452)

Net cash provided by (used in) operating activities	136,493	129,982	(75,395)		170,596
Investing activities:
Property, plant, and equipment	(92,125)	(46,113)	(22,935)		(54,441)
Acquisition of business, net of cash acquired	4,937	—	—		—
Gross proceeds from sale-leaseback transaction	8,556	—	—		—
Proceeds from sale of fixed assets	4,775	642	3,851		2,603

Net cash used in investing activities	(73,857)	(45,471)	(19,084)		(51,838)
Financing activities:
Proceeds from issuance of debtor-in-possession financing	—	175,000	—		—
Payments on debtor-in-possession financing	—	(313)	(175,000)		—
Proceeds from issuance of long-term debt	—	—	450,000		—
Increase (decrease) in short term debt, net	37,004	24,104	(2,069)		3,879
Cash dividends paid	—	—	—		(3,163)
Principal payments on long-term debt	(16,528)	(11,646)	(709,574)		(2,123)
Issuance of common stock—Predecessor	—	88	—		—
Proceeds from issuance of preferred and common stock	—	—	355,000		—
Debt issuance cost—Predecessor	(561)	(20,592)	—		—
Debt issuance cost and back stop fees	—	—	(30,991)		—
Repurchase of common stock	(540)	—	—		—
Repurchase of bonds	(5,306)	(737)	—		—
Other	—	171	—		48

Net cash provided by (used in) financing activities	14,069	166,075	(112,634)		(1,359)
Effects of exchange rate changes on cash	(6,061)	18,147	5,528		(1,618)

Changes in cash and cash equivalents	70,644	268,733	(201,585)		115,781
Cash and cash equivalents at beginning of period	40,877	111,521	380,254		178,669

Cash and cash equivalents at end of period	$111,521	$380,254	$178,669		$294,450

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

1A. Restatement

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

The statement of changes in equity (deficit) for the five month period ended May 31, 2010 (predecessor) has been revised to reflect the presentation of the cancellation of predecessor equity as a credit to “Retained Earnings (Deficit),” impacting the amounts reported as “net income” and “reorganization and fresh start accounting adjustments” in this statement. Additionally, comprehensive income decreased by $356.6 million to $249.0 million from the previously reported amount of $605.6 million as a result of the reduction in net income. The adjustment also impacted consolidated net income and reorganization items within the consolidated statement of cash flows for the predecessor period. The adjustment did not impact net cash used in operating activities. The impact of the adjustment has been reflected within the notes to the consolidated financial statements. The adjustment does not impact the Successor period financial statements.

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

Reorganization Items and Fresh-Start Accounting Adjustments, net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the Predecessor period, is shown below:

Pre-tax reorganization items:
Professional and other fees	$48,701
Gain on prepetition settlement	(49,980)
Gain on settlement of liabilities subject to compromise	(162,243)

	(163,522)

Pre-tax fresh-start accounting adjustments	(139,931)

Reorganization items and fresh-start accounting adjustments, net	$(303,453	)(1)

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

11. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for non-controlling interests are as follows:

	Predecessor				Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
Domestic	$(124,515)	$(285,177)	$161,014	(1)	$20,595
Foreign	31,290	(126,697)	158,940		25,625

	$(93,225)	$(411,874)	$319,954		$46,220

(1)	Amounts have been restated, see Footnote 1A for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The Company’s provision (benefit) for income taxes consists of the following:

	Predecessor			Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010
Current
Federal	$—	$(2,786)	$—	$—
State	701	417	2,003	(91)
Foreign	15,784	(12,001)	6,888	12,946
Deferred
Federal	(1,236)	(4,850)	614	—
State	—	—	55	—
Foreign	14,046	(36,466)	30,380	(7,760)

	$29,295	$(55,686)	$39,940	$5,095

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor				Successor
	Year Ended December 31, 2008	Year Ended December 31, 2009	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
Tax at U.S. statutory rate	$(32,629)	$(144,156)	$111,984	(1)	$16,177
State and local taxes	(1,359)	(5,999)	7,899		1,606
Tax credits	(6,995)	(11,433)	(1,936)		(4,179)
Goodwill impairment	8,099	50,712	—		—
Reorganization items and fresh- start accounting adjustments, net	—	—	(37,761	)(1)	—
Liquidation of foreign subsidiary	17,703	—	—		—
US-Canada APA settlement	—	7,132	5,867		(651)
Effect of tax rate changes	(1,304)	(260)	—		(180)
Foreign withholding taxes	2,529	861	789		1,823
Effect of foreign tax rates	(6,828)	(1,141)	(7,376)		(3,788)
Valuation allowance	45,154	39,898	(38,915)		(5,377)
Other, net	4,925	8,700	(611)		(336)

Income tax provision	$29,295	$(55,686)	$39,940		$5,095

Effective income tax rate	(31.4)%	13.5%	12.5	%(1)	11.0%

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s business segments:

	Predecessor				Successor
	For the Year Ended		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010
	2008	2009
Sales to external customers
North America	$1,244,423	$910,306	$508,738		$739,419
International	1,350,154	1,034,953	500,390		665,600

Consolidated	$2,594,577	$1,945,259	$1,009,128		$1,405,019

Intersegment sales
North America	$3,687	$4,377	$1,757		$2,640
International	11,585	5,467	3,206		4,488
Eliminations and other	(15,272)	(9,844)	(4,963)		(7,128)

Consolidated	$—	$—	$—		$—

Segment profit (loss)
North America	$(36,662)	$(246,015)	$233,526	(1)	$58,004
International	(56,563)	(165,859)	86,428		(11,784)

Income (loss) before income taxes	$(93,225)	$(411,874)	$319,954		$46,220

Depreciation and amortization expense
North America	$77,135	$60,192	$17,701		$33,475
International	59,199	49,240	16,266		30,121
Eliminations and other	3,771	4,345	1,685		3,073

Consolidated	$140,105	$113,777	$35,652		$66,669

Capital expenditures
North America	$27,565	$14,194	$9,120		$21,197
International	54,783	30,076	11,542		29,366
Eliminations and other	9,777	1,843	2,273		3,878

Consolidated	$92,125	$46,113	$22,935		$54,441

Segment assets
North America		$694,442			$763,401
International		877,971			878,161
Eliminations and other		164,994			212,214

Consolidated		$1,737,407			$1,853,776

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

22. Selected Quarterly Information (Unaudited)

	Predecessor
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2009
Sales	$401,768	$448,046		$517,842	$577,603
Gross profit	37,832	55,287		82,067	91,120
Consolidated net income (loss)	(55,277)	(349,344)		10,666	37,767
Net income (loss) attributable to Cooper-Standard Holdings Inc.	(54,966)	(349,340)		10,847	37,397

	Predecessor			Successor
	First Quarter	Two Months Ended May 31, 2010		One Month Ended June 30, 2010	Third Quarter	Fourth Quarter
2010
Sales	$596,324	$412,804		$215,642	$585,650	$603,727
Gross profit	104,504	72,423		33,767	102,091	96,811
Consolidated net income	3,668	276,346	(1)	4,940	21,009	15,176
Net income attributable to Cooper-Standard Holdings Inc.	3,409	276,283	(1)	4,930	20,833	14,813
Net income available to Cooper-Standard Holdings Inc. common stockholders				$3,218	$15,116	$10,395
Basic net income per share attributable to Cooper-Standard Holdings Inc.				$0.18	$0.86	$0.59
Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$0.18	$0.83	$0.55

Selected quarterly information for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings.

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except per share and share amounts)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Five Months Ended May 31, 2010

Predecessor

	Parent(1)	Issuer(1)	Guarantors	Non-Guarantors	Eliminations(1)	Consolidated Totals
	(dollars in millions)
Sales	$—	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	—	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	—	41.9	—	50.2	—	92.1
Amortization of intangibles	—	0.2	—	0.1	—	0.3
Restructuring	—	0.1	0.1	5.7	—	5.9

Operating profit (loss)	—	(16.9)	41.3	54.2	—	78.6
Interest expense, net of interest income	—	(32.7)	—	(11.8)	—	(44.5)
Equity earnings (loss)	—	—	2.6	1.0	—	3.6
Reorganization items, net	—	160.0	(2.7)	146.1	—	303.4
Other income (expense)	—	4.2	0.4	(25.8)	—	(21.2)

Income (loss) before income taxes	—	114.6	41.6	163.7	—	319.9
Provision for income tax expense (benefit)	—	39.5	(35.2)	35.6	—	39.9

Income (loss) before equity in income
(loss) of subsidiaries	—	75.1	76.8	128.1	—	280.0
Equity in net income (loss) of subsidiaries	280.0	204.9	—	—	(484.9)	—

Consolidated net income (loss)	280.0	280.0	76.8	128.1	(484.9)	280.0
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net Income (loss) attributable to Cooper-Standard Holdings Inc.	$280.0	$280.0	$76.8	$127.8	$(484.9)	$279.7

(1)	Amounts have been restated, see Footnote 1A for additional information.

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

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	61
Consolidated statements of operations for the years ended December 31, 2008 and 2009, the five months ended May, 31, 2010 and the seven months ended December 31, 2010	62
Consolidated balance sheets as of December 31, 2009 and December 31, 2010	63
Consolidated statements of changes in equity (deficit) for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	64
Consolidated statements of cash flows for the years ended December 31, 2008 and 2009, the five months ended May 31, 2010 and the seven months ended December 31, 2010	65
Notes to consolidated financial statements	66

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	122

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit

12.1**	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: August 17, 2011	/s/ James S. McElya
James S. McElya
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 17, 2011 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya	Chairman and Chief Executive Officer and Director
James S. McElya

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)
Allen J. Campbell

/s/ Helen T. Yantz	Controller (Principal Accounting Officer)
Helen T. Yantz

*	Director
Glenn R. August

*	Director
Orlando A Bustos

*	Director
Larry Jutte

*	Director
David J. Mastrocola

*	Director
Stephen A. Van Oss

*	Director
Kenneth L. Way

*By: /s/ Timothy W. Hefferon
Timothy W. Hefferon, as attorney-in-fact for the persons indicated