Form 10-Q
period 2011-09-30
Cooper-Standard Holdings Inc.
filed 2011-11-10
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54305

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 4, 2011 there were 18,319,278 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Successor		Predecessor	Successor
	Three Months Ended	Three Months Ended	Five Months Ended	Four Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2011	May 31, 2010	September 30, 2010	September 30, 2011
Sales	$585,650	$708,544	$1,009,128	$801,292	$2,157,776
Cost of products sold	483,559	599,985	832,201	665,434	1,804,743

Gross profit	102,091	108,559	176,927	135,858	353,033
Selling, administration & engineering expenses	68,584	64,403	92,166	91,629	190,856
Amortization of intangibles	3,842	3,911	319	5,106	11,745
Restructuring	818	6,539	5,893	1,200	48,124

Operating profit	28,847	33,706	78,549	37,923	102,308
Interest expense, net of interest income	(10,664)	(9,603)	(44,505)	(14,195)	(30,158)
Equity earnings	1,815	843	3,613	2,549	3,480
Reorganization items, net	—	—	303,453	—	—
Other income (expense), net	5,454	(8,884)	(21,156)	5,024	6,191

Income before income taxes	25,452	16,062	319,954	31,301	81,821
Provision for income tax expense	4,443	7,963	39,940	5,352	26,782

Consolidated net income	21,009	8,099	280,014	25,949	55,039
Net (income) loss attributable to noncontrolling interests	(176)	7,559	(322)	(186)	24,576

Net income attributable to Cooper-Standard Holdings Inc.	$20,833	$15,658	$279,692	$25,763	$79,615

Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$11,080		$18,328	$59,315

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.86	$0.63		$1.05	$3.37

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.83	$0.58		$1.00	$3.08

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	Successor
	December 31,	September 30,
	2010	2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,450	$286,300
Accounts receivable, net	380,915	499,082
Inventories, net	122,043	160,471
Prepaid expenses	20,056	28,271
Other	40,857	44,211

Total current assets	858,321	1,018,335
Property, plant and equipment, net	589,504	613,419
Goodwill	137,000	136,694
Intangibles, net	149,642	134,171
Other assets	119,309	117,438

	$1,853,776	$2,020,057

Liabilities and Equity
Current liabilities:
Debt payable within one year	$19,965	$35,470
Accounts payable	176,001	224,804
Payroll liabilities	98,722	98,527
Accrued liabilities	113,831	145,589

Total current liabilities	408,519	504,390
Long-term debt	456,758	456,576
Pension benefits	164,595	156,959
Postretirement benefits other than pensions	80,053	80,794
Deferred tax liabilities	18,337	19,698
Other liabilities	25,907	35,947

Total liabilities	1,154,169	1,254,364

Redeemable noncontrolling interest	6,215	14,687

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2010, and September 30, 2011; 1,052,444 and 1,048,108 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	130,339	131,234

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2010 and September 30, 2011; 18,376,112 and 18,319,278 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	17	17
Additional paid-in capital	478,706	483,149
Retained earnings	35,842	107,290
Accumulated other comprehensive income	45,881	26,149

Total Cooper-Standard Holdings Inc. equity	560,446	616,605
Noncontrolling interests	2,607	3,167

Total equity	563,053	619,772

Total liabilities and equity	$1,853,776	$2,020,057

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Predecessor	Successor
	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Operating Activities:
Consolidated net income	$280,014	$25,949	$55,039
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	35,333	31,843	80,298
Amortization	319	5,106	11,745
Non-cash restructuring	46	—	383
Reorganization items	(303,453)	—	—
Amortization of debt issuance cost	11,505	408	938
Stock-based compensation expense	244	3,587	9,164
Gain on partial sale of joint venture	—	—	(11,423)
Changes in operating assets and liabilities	(99,403)	13,389	(100,392)

Net cash provided by (used in) operating activities	(75,395)	80,282	45,752
Investing activities:
Property, plant and equipment	(22,935)	(23,517)	(70,253)
Acquisition of businesses, plus cash acquired	—	—	30,878
Investment in affiliate	—	—	(10,500)
Proceeds from partial sale of joint venture	—	—	16,000
Proceeds from the sale of assets	3,851	104	377

Net cash used in investing activities	(19,084)	(23,413)	(33,498)
Financing activities:
Proceeds from issuance of long-term debt	450,000	—	—
Payments on debtor-in-possession financing	(175,000)	—	—
Increase (decrease) in short-term debt	(2,069)	3,138	(4,336)
Payments on long-term debt	(709,574)	(1,484)	(3,189)
Debt issuance cost and back stop fees	(30,991)	—	—
Issuance of preferred and common stock	355,000	—	—
Cash dividends paid	—	(1,395)	(5,406)
Other	—	22	(154)

Net cash provided by (used in) financing activities	(112,634)	281	(13,085)
Effects of exchange rate changes on cash	5,528	(3,470)	(7,319)

Changes in cash and cash equivalents	(201,585)	53,680	(8,150)
Cash and cash equivalents at beginning of period	380,254	178,669	294,450

Cash and cash equivalents at end of period	$178,669	$232,349	$286,300

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

On May 27, 2010 (the “Effective Date”), the Company and certain of its U.S. and Canadian subsidiaries emerged from bankruptcy proceedings under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3, “Reorganization under Chapter 11 of the Bankruptcy Code,” and Note 4, “Fresh-Start Accounting,” to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K/A.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K/A, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended September 30, 2011 are not necessarily indicative of results for the full year.

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

The adjustment also impacted consolidated net income and reorganization items within the consolidated statement of cash flows for the Predecessor period. The adjustment did not impact net cash used in operating activities. The impact of the adjustment has been reflected within the notes to the condensed consolidated financial statements. The adjustment does not impact the Successor period financial statements or notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350).” This ASU will allow companies to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment review process. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 (early adoption is permitted). The impact of adoption is not expected to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” This ASU requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. In addition, this update requires reclassification adjustments between OCI and net income to be presented separately on the face of the financial statements. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The impact of adoption is not expected to have a material impact on the consolidated financial statements.

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

2. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. from Ikyuo Co. Ltd. of Japan, based in Rockford, Tennessee, for cash consideration of $6,500. USi Inc. provides an innovative hard coating process for use in automotive and industrial applications, which will allow the Company to expand its technology capabilities. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition. The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

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

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s condensed consolidated balance sheet as of September 30, 2011. The Company received net cash of $38,224 as part of the transaction. The operating results of CS France’s operations are included in the Company’s condensed consolidated financial statements from the date of acquisition.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $1,017 and $1,695 for the three and nine months ended September 30, 2011, respectively. Such accretion amounts are recorded as increases to redeemable noncontrolling interests. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of September 30, 2011 the estimated redemption value of the put option is $31,850. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At September 30, 2011 there was no difference between redemption value and fair value.

On July 1, 2011, the Company purchased from Nishikawa Rubber Co., Ltd. (“Nishikawa Rubber”) a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity will be renamed Nishikawa Tachaplalert Cooper Limited. This joint venture will be owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand. This investment is accounted for under the equity method and is included in other assets in the accompanying condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2011 are summarized as follows:

	North America	International	Total
Balance at January 1, 2011	$115,384	$21,616	$137,000
Foreign exchange translation	(185)	(121)	(306)

Balance at September 30, 2011	$115,199	$21,495	$136,694

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2010 and September 30, 2011, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$140,124	$(8,035)	$132,089	9.6
Developed technology	9,600	(938)	8,662	5.7
Other	8,979	(88)	8,891

Balance at December 31, 2010	$158,703	$(9,061)	$149,642	9.2

Customer relationships	136,031	(17,874)	118,157	8.9
Developed technology	9,641	(2,153)	7,488	5.0
Other	10,331	(1,805)	8,526

Balance at September 30, 2011	$156,003	$(21,832)	$134,171	8.4

Amortization expense totaled $3,911and $3,842 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense totaled $11,745 for the nine months ended September 30, 2011, $5,106 for the four months ended September 30, 2010 and $319 for the five months ended May 31, 2010. Estimated amortization expense will total approximately $15,200 for the year ending December 31, 2011.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through September 30, 2011. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $(241) for the nine months ended September 30, 2011, $1,200 for the four months ended September 30, 2010 and $5,893 for the five months ended May 31, 2010. As of September 30, 2011 there is a liability of $859 associated with these initiatives recorded on the Company’s condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2012. The following table summarizes the activity for these initiatives for the nine months ended September 30, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	2,278	4,721	—	6,999
Cash payments	—	(3,465)	—	(3,465)

Balance at September 30, 2011	$2,278	$1,256	$—	$3,534

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relationship to the joint venture agreement with FMEA. The estimated total cost of this initiative is $43,500 and is expected to be completed in 2012. The following table summarizes the activity for this initiative for the nine months ended September 30, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	33,431	4,160	—	37,591
Reorganization iniative transfer	1,877	—	—	1,877
Cash payments and foreign exchange translation	(3,927)	(4,160)	—	(8,087)

Balance at September 30, 2011	$31,381	$—	$—	$31,381

In the third quarter of 2011, the Company initiated the transfer of certain sealing business from one of its German facilities to other sealing operations in Eastern Europe. The estimated total cost of this initiative is $1,900 and is expected to be completed by year-end 2011. The total severance expense incurred related to this initiative amounted to $1,898 for the nine months ended September 30, 2011. As of September 30, 2011 there is a liability of $1,851 associated with this initiative recorded on the Company’s condensed consolidated balance sheet.

5. Inventories

Inventories are comprised of the following at December 31, 2010 and September 30, 2011:

	Successor
	December 31, 2010	September 30, 2011
Finished goods	$32,690	$40,236
Work in process	27,223	38,957
Raw materials and supplies	62,130	81,278

	$122,043	$160,471

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

6. Debt

Outstanding debt consisted of the following at December 31, 2010 and September 30, 2011:

	Successor
	December 31, 2010	September 30, 2011
Senior Notes	$450,000	$450,000
Other borrowings	26,723	42,046

Total debt	$476,723	$492,046
Less: Current portion of long-term debt	(19,965)	(35,470)

Total long-term debt	$456,758	$456,576

Senior ABL Facility

The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2011, no amounts were drawn under the Senior ABL Facility, but there were approximately $31,247 of letters of credit outstanding.

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three months ended September 30, 2011 and 2010, five months ended May 31, 2010, four months ended September 30, 2010 and the nine months ended September 30, 2011 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Successor				Predecessor		Successor
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2011		Five Months Ended May 31, 2010		Four Months Ended September 30, 2010		Nine Months Ended September 30, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$560	$599	$526	$633	$1,002	$893	$747	$791	$1,578	$1,898
Interest cost	3,846	1,706	3,687	1,791	6,278	2,871	5,128	2,256	11,061	5,373
Expected return on plan assets	(3,694)	(871)	(4,052)	(1,017)	(6,050)	(1,460)	(4,925)	(1,159)	(12,156)	(3,059)
Amortization of prior service cost and recognized actuarial loss	—	—	5	10	1,467	70	—	—	15	32

Net periodic benefit cost	$712	$1,434	$166	$1,417	$2,697	$2,374	$950	$1,888	$498	$4,244

	Other Postretirement Benefits
	Successor		Predecessor	Successor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Service cost	$433	$459	$638	$577	$1,378
Interest cost	1,025	982	1,701	1,367	2,948
Amortization of prior service credit and recognized actuarial gain	—	1	(1,395)	—	3
Other	21	21	35	28	63

Net periodic benefit cost	$1,479	$1,463	$979	$1,972	$4,392

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

The effective tax rate for the three and nine months ended September 30, 2011 was 50% and 33%, respectively. The effective tax rate for the three months ended September 30, 2010 was 18%. The effective tax rate for the five months ended May 31, 2010 and four months ended September 30, 2010 was 13% and 17%, respectively. The income tax rate for the three and nine months ended September 30, 2011 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

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

9. Comprehensive Income and Equity

On an annual basis, disclosure of comprehensive income is incorporated into the statement of stockholders’ equity, which is not presented on a quarterly basis. The components of comprehensive income, net of related tax, are as follows:

	Successor
	Three Months Ended September 30,
	2010			2011
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest (1)	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$20,845	$20,833	$12	$8,099	$15,658	$(7,559)
Currency translation adjustment	45,989	45,968	21	(61,159)	(59,688)	(1,471)
Pension and other postretirement benefits, net of tax	—	—	—	17	17	—
Fair value change of derivatives, net of tax	151	151	—	(94)	(94)	—

Comprehensive income (loss):	$66,985	$66,952	$33	$(53,137)	$(44,107)	$(9,030)

	Predecessor			Successor
	Five Months Ended May 31, 2010			Four Months Ended September 30, 2010			Nine Months Ended September 30, 2011
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest (1)	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$280,014	$279,692	$322	$25,785	$25,763	$22	$55,039	$79,615	$(24,576)
Currency translation adjustment	(31,074)	(31,091)	17	42,953	42,937	16	(23,402)	(21,017)	(2,385)
Pension and other postretirement benefits, net of tax	126	126	—	—	—	—	1,655	1,655	—
Fair value change of derivatives, net of tax	(81)	(81)	—	206	206	—	(370)	(370)	—

Comprehensive income (loss):	$248,985	$248,646	$339	$68,944	$68,906	$38	$32,922	$59,883	$(26,961)

(1)	Net income attributable to redeemable noncontrolling interest recorded in other long-term amounted to $164 for the three and four months ended September 30, 2010.

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the nine months ended September 30, 2011:

	Successor
	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2011	$560,446	$2,607	$563,053	$6,215
Net income (loss)	79,615	533	80,148	(25,109)
Preferred stock dividends	(5,519)	—	(5,519)	—
Repurchase of stock	(1,921)	—	(1,921)	—
Other comprehensive gain (loss)	(19,732)	27	(19,705)	(2,412)
Stock-based compensation	7,067	—	7,067	—
FMEA joint venture transaction	(1,656)	—	(1,656)	34,298
Accretion of redeemable noncontrolling interest	(1,695)	—	(1,695)	1,695

Equity at September 30, 2011	$616,605	$3,167	$619,772	$14,687

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

A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor
	Three Months Ended	Three Months Ended	Four Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Net income attributable to Cooper-Standard Holdings Inc.	$20,833	$15,658	$25,763	$79,615
Less: Preferred stock dividends (paid or unpaid)	(1,970)	(1,835)	(2,892)	(5,519)
Less: Undistributed earnings allocated to participating securities	(3,747)	(2,743)	(4,543)	(14,781)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$11,080	$18,328	$59,315

Average shares of common stock outstanding	17,489,693	17,693,458	17,489,693	17,580,474

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.86	$0.63	$1.05	$3.37

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

	Successor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2011	Four Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$11,080	$18,328	$59,315

Average common shares outstanding	17,489,693	17,693,458	17,489,693	17,580,474
Dilutive effect of:
Common restricted stock	263,527	278,700	251,820	408,964
Preferred restricted stock	66,537	62,095	64,397	91,263
Warrants	478,677	946,478	467,665	992,627
Options	—	183,034	—	210,660

Average dilutive shares of common stock outstanding	18,298,434	19,163,765	18,273,575	19,283,988

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.83	$0.58	$1.00	$3.08

The effect of certain common stock equivalents, including convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three months ended September 30, 2010 and 2011, the four months ended September 30, 2010 and the nine months ended September 30, 2011, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Successor
	Three Months Ended	Three Months Ended	Four Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Number of options	838,952	33,700	838,952	33,700
Exercise price	$25.52	$43.50	$25.52	$43.50
Preferred shares, as if converted	4,335,188	4,381,005	4,335,188	4,381,005
Preferred dividends and undistributed earnings allocated to participating securities that would be added back in the diluted calculation	$5,717	$4,578	$7,435	$20,300

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the nine months ended September 30, 2011:

	Successor
	Preferred Shares	Preferred Stock
Preferred Stock at January 1, 2011	1,052,444	$130,339
Stock-based compensation	—	1,107
Repurchased preferred stock shares	(1,658)	(212)
Forfeited shares	(2,678)	—

Preferred Stock at September 30, 2011	1,048,108	$131,234

12. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of U.S. GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. In addition, in December 2006 the Company established the Management Stock Purchase Plan, which provided participants the opportunity to “purchase” Company stock units. On the Effective Date, outstanding awards under the Stock Incentive Plan and Management Stock Purchase Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $244 for the five months ended May 31, 2010.

Successor

On the Effective Date, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In addition, in 2011 the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock and unrestricted common stock have been granted to key employees and directors. Total compensation expense recognized for the three months ended September 30, 2010 and 2011 totaled $2,743 and $3,350, respectively. Total compensation expense recognized for the four months ended September 30, 2010 and the nine months ended September 30, 2011 totaled $3,587 and $9,164, respectively.

13. Other Income (Expense)

The components of other income (expense) are as follows:

	Successor		Predecessor	Successor
	Three Months Ended	Three Months Ended	Five Months Ended	Four Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2011	May 31, 2010	September 30, 2010	September 30, 2011
Foreign currency gains (losses)	$5,380	$(2,848)	$(20,779)	$5,031	$1,455
Unrealized losses related to forward contracts	—	(5,487)	—	—	(5,487)
Loss on sale of receivables	(239)	(357)	(377)	(320)	(974)
Gain on partial sale of joint venture	—	—	—	—	11,423
Miscellaneous income (expense)	313	(192)	—	313	(226)

Other income (expense)	$5,454	$(8,884)	$(21,156)	$5,024	$6,191

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $6,983 and $7,129 for the three months ended September 30, 2011 and 2010, respectively. Sales to NISCO totaled $21,016 for the nine months ended September 30, 2011, $9,530 for the four months ended September 30, 2010 and $12,273 for the five months ended May 31, 2010. In March 2011, the Company received from NISCO a dividend of $4,750, all of which was related to earnings. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this transaction, the Company’s ownership percentage in NISCO has decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the condensed consolidated financial statements for the nine months ended September 30, 2011.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $643 and $1,394 for the three months ended September 30, 2011 and 2010, respectively. Purchases of material from Guyoung Technology Co. Ltd totaled $2,236 for the nine months ended September 30, 2011, $2,291 for the four months ended September 30, 2010 and $4,052 for the five months ended May 31, 2010.

15. Business Segments

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in two segments, North America and International. Within these segments the Company’s principal product lines are body and chassis products and fluid handling products. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s business segments:

	Successor
	Three Months Ended September 30,
	2010	2011
Sales to external customers
North America	$316,585	$348,507
International	269,065	360,037

Consolidated	$585,650	$708,544

Intersegment sales
North America	$1,156	$2,171
International	2,064	2,271
Eliminations and other	(3,220)	(4,442)

Consolidated	$—	$—

Segment profit (loss)
North America	$29,122	$31,850
International	(3,670)	(15,788)

Income before income taxes	$25,452	$16,062

Restructuring cost included in segment profit (loss)
North America	$197	$1,838
International	621	4,701

Consolidated	$818	$6,539

	Predecessor	Successor
	Five Months Ended May 31, 2010	Four Months Ended September 30, 2010	Nine Months Ended September 30, 2011
Sales to external customers
North America	$508,738	$432,981	$1,073,655
International	500,390	368,311	1,084,121

Consolidated	$1,009,128	$801,292	$2,157,776

Intersegment sales
North America	$1,757	$1,665	$5,372
International	3,206	2,560	6,322
Eliminations and other	(4,963)	(4,225)	(11,694)

Consolidated	$—	$—	$—

Segment profit (loss)
North America	$233,526	$37,255	$131,880
International	86,428	(5,954)	(50,059)

Income before income taxes	$319,954	$31,301	$81,821

Restructuring cost included in segment profit (loss)
North America	$851	$340	$4,958
International	5,042	860	43,166

Consolidated	$5,893	$1,200	$48,124

	Successor
	December 31, 2010	September 30, 2011
Segment assets
North America	$763,401	$799,300
International	878,161	1,017,443
Eliminations and other	212,214	203,314

Consolidated	$1,853,776	$2,020,057

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$106.5	$140.9	$364.4	$(26.1)	$585.7
Cost of products sold	—	89.0	116.1	304.6	(26.1)	483.6
Selling, administration, & engineering expenses	—	38.1	1.0	29.5	—	68.6
Amortization of intangibles	—	2.8	—	1.0	—	3.8
Restructuring	—	0.1	0.2	0.5	—	0.8

Operating profit (loss)	—	(23.5)	23.6	28.8	—	28.9
Interest expense, net of interest income	—	(9.1)	—	(1.6)	—	(10.7)
Equity earnings	—	0.3	0.7	0.8	—	1.8
Other income (expense), net	—	13.8	0.8	(9.2)	—	5.4

Income (loss) before income taxes	—	(18.5)	25.1	18.8	—	25.4
Provision for income tax expense (benefit)	—	(5.5)	7.5	2.4	—	4.4

Income (loss) before equity in income (loss) of subsidiaries	—	(13.0)	17.6	16.4	—	21.0
Equity in net income of subsidiaries	21.0	34.0	—	—	(55.0)	—

Consolidated net income	21.0	21.0	17.6	16.4	(55.0)	21.0
Net income attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)

Net income attributable to Cooper-Standard Holdings Inc.	$21.0	$21.0	$17.6	$16.2	$(55.0)	$20.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$123.1	$150.6	$471.0	$(36.2)	$708.5
Cost of products sold	—	99.0	124.1	413.1	(36.2)	600.0
Selling, administration, & engineering expenses	—	29.0	(0.1)	35.5	—	64.4
Amortization of intangibles	—	2.7	—	1.2	—	3.9
Restructuring	—	0.1	1.7	4.7	—	6.5

Operating profit (loss)	—	(7.7)	24.9	16.5	—	33.7
Interest expense, net of interest income	—	(9.0)	—	(0.6)	—	(9.6)
Equity earnings	—	0.2	—	0.6	—	0.8
Other income (expense), net	—	12.5	0.2	(21.5)	—	(8.8)

Income (loss) before income taxes	—	(4.0)	25.1	(5.0)	—	16.1
Provision for income tax expense (benefit)	—	(1.7)	8.9	0.8	—	8.0

Income (loss) before equity in income of subsidiaries	—	(2.3)	16.2	(5.8)	—	8.1
Equity in net income of subsidiaries	8.1	10.4	—	—	(18.5)	—

Consolidated net income (loss)	8.1	8.1	16.2	(5.8)	(18.5)	8.1
Net loss attributable to noncontrolling interest	—	—	—	7.6	—	7.6

Net income attributable to Cooper-Standard Holdings Inc.	$8.1	$8.1	$16.2	$1.8	$(18.5)	$15.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Five Months Ended May 31, 2010

Predecessor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	—	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	—	41.9	—	50.2	—	92.1
Amortization of intangibles	—	0.2	—	0.1	—	0.3
Restructuring	—	0.1	0.1	5.7	—	5.9

Operating profit (loss)	—	(16.9)	41.3	54.2	—	78.6
Interest expense, net of interest income	—	(32.7)	—	(11.8)	—	(44.5)
Equity earnings	—	—	2.6	1.0	—	3.6
Reorganization items, net	—	160.0	(2.7)	146.1	—	303.4
Other income (expense)	—	4.2	0.4	(25.8)	—	(21.2)

Income (loss) before income taxes	—	114.6	41.6	163.7	—	319.9
Provision for income tax expense (benefit)	—	39.5	(35.2)	35.6	—	39.9

Income before equity in income of subsidiaries	—	75.1	76.8	128.1	—	280.0
Equity in net income of subsidiaries	280.0	204.9	—	—	(484.9)	—

Consolidated net income	280.0	280.0	76.8	128.1	(484.9)	280.0
Net income loss attributable to noncontrolling interest	—	—	—	(0.3)	—	(0.3)

Net income attributable to Cooper-Standard Holdings Inc.	$280.0	$280.0	$76.8	$127.8	$(484.9)	$279.7

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Four Months Ended September 30, 2010

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$146.5	$192.1	$498.6	$(35.9)	$801.3
Cost of products sold	—	125.3	154.1	421.9	(35.9)	665.4
Selling, administration, & engineering expenses	—	51.4	1.1	39.1	—	91.6
Amortization of intangibles	—	3.7	—	1.4	—	5.1
Restructuring	—	0.1	0.2	0.9	—	1.2

Operating profit (loss)	—	(34.0)	36.7	35.3	—	38.0
Interest expense, net of interest income	—	(12.1)	—	(2.1)	—	(14.2)
Equity earnings	—	0.3	1.2	1.0	—	2.5
Other income (expense)	—	14.3	0.8	(10.1)	—	5.0

Income (loss) before income taxes	—	(31.5)	38.7	24.1	—	31.3
Provision for income tax expense (benefit)	—	(9.0)	11.2	3.2	—	5.4

Income (loss) before equity in income (loss) of subsidiaries	—	(22.5)	27.5	20.9	—	25.9
Equity in net income of subsidiaries	25.9	48.4	—	—	(74.3)	—

Consolidated net income	25.9	25.9	27.5	20.9	(74.3)	25.9
Net income attributable to noncontrolling interest	—	—	—	(0.2)	—	(0.2)

Net income attributable to Cooper-Standard Holdings Inc.	$25.9	$25.9	$27.5	$20.7	$(74.3)	$25.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$373.6	$462.3	$1,426.7	$(104.8)	$2,157.8
Cost of products sold	—	304.2	381.5	1,223.9	(104.8)	1,804.8
Selling, administration, & engineering expenses	—	86.9	(5.2)	109.2	—	190.9
Amortization of intangibles	—	8.3	—	3.4	—	11.7
Restructuring	—	0.3	4.7	43.1	—	48.1

Operating profit (loss)	—	(26.1)	81.3	47.1	—	102.3
Interest expense, net of interest income	—	(26.6)	—	(3.6)	—	(30.2)
Equity earnings	—	0.3	0.5	2.7	—	3.5
Other income (expense), net	—	38.0	12.8	(44.6)	—	6.2

Income (loss) before income taxes	—	(14.4)	94.6	1.6	—	81.8
Provision for income tax expense (benefit)	—	(2.7)	15.2	14.3	—	26.8

Income (loss) before equity in income (loss) of subsidiaries	—	(11.7)	79.4	(12.7)	—	55.0
Equity in net income of subsidiaries	55.0	66.7	—	—	(121.7)	—

Consolidated net income (loss)	55.0	55.0	79.4	(12.7)	(121.7)	55.0
Net loss attributable to noncontrolling interest	—	—	—	24.6	—	24.6

Net income attributable to Cooper-Standard Holdings Inc.	$55.0	$55.0	$79.4	$11.9	$(121.7)	$79.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$163.0	$—	$131.5	$—	$294.5
Accounts receivable, net	—	54.3	72.6	254.0	—	380.9
Inventories	—	17.4	28.3	76.3	—	122.0
Prepaid Expenses	—	4.3	0.6	15.2	—	20.1
Other	—	16.4	(5.2)	29.6	—	40.8

Total current assets	—	255.4	96.3	506.6	—	858.3
Investments in affiliates and intercompany accounts, net	560.5	384.5	934.5	(206.6)	(1,623.8)	49.1
Property, plant, and equipment, net	—	68.1	71.5	449.9	—	589.5
Goodwill	—	111.1	—	25.9	—	137.0
Other assets	—	105.7	(8.5)	122.7	—	219.9

	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$19.9	$—	$19.9
Accounts payable	—	34.2	25.5	116.3	—	176.0
Accrued liabilities	—	79.8	11.2	121.6	—	212.6

Total current liabilities	—	114.0	36.7	257.8	—	408.5
Long-term debt	—	450.0	—	6.8	—	456.8
Other liabilities	—	153.7	5.9	129.3	—	288.9

Total liabilities	—	717.7	42.6	393.9	—	1,154.2
Redeemable noncontrolling interest	—	—	—	6.2	—	6.2
Preferred Stock	—	130.3	—	—	—	130.3
Total Cooper-Standard Holdings Inc. stockholders’ equity	560.5	76.8	1,051.2	495.8	(1,623.8)	560.5
Noncontrolling interest	—	—	—	2.6	—	2.6

Total equity	560.5	76.8	1,051.2	498.4	(1,623.8)	563.1

Total liabilities and equity	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$171.3	$—	$115.0	$—	$286.3
Accounts receivable, net	—	78.3	87.8	333.0	—	499.1
Inventories	—	20.5	27.6	112.4	—	160.5
Prepaid expenses	—	4.7	0.4	23.2	—	28.3
Other	—	19.4	1.9	22.9	—	44.2

Total current assets	—	294.2	117.7	606.5	—	1,018.4
Investments in affiliates and intercompany accounts, net	616.6	311.3	1,012.2	(160.9)	(1,727.0)	52.2
Property, plant, and equipment, net	—	71.8	67.4	474.2	—	613.4
Goodwill	—	111.1	—	25.6	—	136.7
Other assets	—	105.5	(14.9)	108.8	—	199.4

	$616.6	$893.9	$1,182.4	$1,054.2	$(1,727.0)	$2,020.1

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$35.5	$—	$35.5
Accounts payable	—	42.7	36.0	146.1	—	224.8
Accrued liabilities	—	70.5	9.9	163.7	—	244.1

Total current liabilities	—	113.2	45.9	345.3	—	504.4
Long-term debt	—	450.0	—	6.6	—	456.6
Other liabilities	—	128.9	5.9	158.6	—	293.4

Total liabilities	—	692.1	51.8	510.5	—	1,254.4
Redeemable noncontrolling interest	—	—	—	14.7	—	14.7
Preferred stock	—	131.2	—	—	—	131.2
Total Cooper-Standard Holdings Inc. stockholders’ equity	616.6	70.6	1,130.6	525.8	(1,727.0)	616.6
Noncontrolling interest	—	—	—	3.2	—	3.2

Total equity	616.6	70.6	1,130.6	529.0	(1,727.0)	619.8

Total liabilities and equity	$616.6	$893.9	$1,182.4	$1,054.2	$(1,727.0)	$2,020.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Five Months Ended May 31, 2010

Predecessor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(122.8)	$(0.3)	$47.7	$—	$(75.4)
INVESTING ACTIVITIES
Property, plant, and equipment	—	(3.0)	(4.0)	(15.9)	—	(22.9)
Fixed asset proceeds	—	—	3.6	0.2	—	3.8

Net cash used in investing activities	—	(3.0)	(0.4)	(15.7)	—	(19.1)
FINANCING ACTIVITIES
Decrease in short-term debt	—	(75.0)	—	(102.1)	—	(177.1)
Principal payments on long-term debt	—	(595.5)	—	(114.0)	—	(709.5)
Proceeds from issuance of stock	—	355.0	—	—	—	355.0
Debt issuance costs	—	(30.9)	—	(0.1)	—	(31.0)
Proceeds from issuance of long-term debt	—	450.0	—	—	—	450.0

Net cash provided by (used in) financing activities	—	103.6	—	(216.2)	—	(112.6)
Effects of exchange rate changes on cash	—	(0.3)	—	5.8	—	5.5
Changes in cash and cash equivalents	—	(22.5)	(0.7)	(178.4)	—	(201.6)
Cash and cash equivalents at beginning of period	—	91.5	0.7	288.1	—	380.3

Cash and cash equivalents at end of period	$—	$69.0	$—	$109.7	$—	$178.7

Depreciation and amortization	$—	$6.5	$6.6	$22.6	$—	$35.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Four Months Ended September 30, 2010

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$1.4	$38.4	$3.3	$37.2	$—	$80.3
INVESTING ACTIVITIES
Property, plant, and equipment	—	(4.1)	(3.3)	(16.1)	—	(23.5)
Fixed asset proceeds	—	—	—	0.1	—	0.1

Net cash used in investing activities	—	(4.1)	(3.3)	(16.0)	—	(23.4)
FINANCING ACTIVITIES
Increase in short term debt	—	—	—	3.1	—	3.1
Principal payments on long-term debt	—	—	—	(1.5)	—	(1.5)
Other	(1.4)	27.3	—	(27.3)	—	(1.4)

Net cash provided by (used in) financing activities	(1.4)	27.3	—	(25.7)	—	0.2
Effects of exchange rate changes on cash	—	(0.1)	—	(3.4)	—	(3.5)
Changes in cash and cash equivalents	—	61.5	—	(7.9)	—	53.6
Cash and cash equivalents at beginning of period	—	69.0	—	109.7	—	178.7

Cash and cash equivalents at end of period	$—	$130.5	$—	$101.8	$—	$232.3

Depreciation and amortization	$—	$9.7	$5.7	$21.5	$—	$36.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

Successor

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5.4	$0.9	$(6.2)	$45.7	$—	$45.8
INVESTING ACTIVITIES
Property, plant, and equipment	—	(15.6)	(10.2)	(44.5)	—	(70.3)
Acquisition of business., plus cash acquired	—	—	—	30.9	—	30.9
Investment in affiliates	—	(10.5)	—	—	—	(10.5)
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Proceeds from the sale of assets	—	—	0.4	—	—	0.4

Net cash provided by (used in) investing activities	—	(26.1)	6.2	(13.6)	—	(33.5)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(4.3)	—	(4.3)
Principal payments on long-term debt	—	—	—	(3.2)	—	(3.2)
Other	(5.4)	33.5	—	(33.7)	—	(5.6)

Net cash provided by (used in) financing activities	(5.4)	33.5	—	(41.2)	—	(13.1)
Effects of exchange rate changes on cash	—	—	—	(7.4)	—	(7.4)
Changes in cash and cash equivalents	—	8.3	—	(16.5)	—	(8.2)
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$171.3	$—	$115.0	$—	$286.3

Depreciation and amortization	$—	$21.2	$11.9	$58.9	$—	$92.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $458,438 and $477,563 at September 30, 2011 and December 31, 2010, respectively, based on quoted market prices, compared to the recorded values of $450,000.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposure to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive income is recorded in earnings and reflected in the condensed consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which is included in the Company’s condensed consolidated financial statements. The forward contract is used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The unrealized gain or loss on the forward contracts is reported as a component of other expense. The unrealized loss for the three and nine months ended September 30, 2011 was $5,487.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Czech Koruna, Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. These foreign currency derivative contracts consist of hedges of transactions up to April 2014. The amount reclassified from AOCI into cost of products sold was $410 and $883 for the three and nine months ended September 30, 2011.

A summary of the outstanding contracts and the respective notional amounts at September 30, 2011 is below:

		Notional Amount	Notional Amount (local currency)
Designated
Mexican Peso	USD	1,800	22,264
United States Dollar	CAD	5,092	5,100
Czech Koruna	EUR	2,523	62,000
Polish Zloty	EUR	3,184	12,646
United States Dollar	EUR	2,200	2,952

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

At September 30, 2011, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

Successor
September 30, 2011
Designated
Other current assets	$239
Accrued liabilities	(725)

$(486)

Undesignated
Accrued liabilities	$(2,024)
Other long-term liabilities	(2,638)

$(4,662)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of September 30, 2011, the USD notional amount of this contract was $4,438. At September 30, 2011, the fair value before taxes of the Company’s interest rate swap contract was $189 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $40 and $61 for the three months ended September 30, 2011 and 2010, respectively. Amounts reclassified from AOCI into interest expense were $131 for the nine months ended September 30, 2011, $81 for the four months ended September 30, 2010 and $102 for the five months ended May 31, 2010. The amount to be reclassified in the next twelve months is expected to be approximately $121. The maturity date of this swap contract is September 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2010 and September 30, 2011, are shown below:

	Successor - December 31, 2010
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(300)	$—	$—	$(300)

Total	$(300)	$—	$—	$(300)

	Successor - September 30, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(189)	$—	$—	$(189)
Forward foreign exchange contracts	(5,148)	—	—	(5,148)

Total	$(5,337)	$—	$—	$(5,337)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for the Company and their counterparty’s credit risks for the nine months ended September 30, 2011, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2011	$300
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	6,501
Included in other comprehensive income	(450)
Settlements	(1,014)

Ending Balance as of September 30, 2011	$5,337

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except per share and share amounts)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the nine months ended September 30, 2011 are reported in cost of products sold and other income (expense):

Successor
Nine Months Ended
September 30, 2011
Total losses included in earnings (or changes in net liabilities) for the period (above)	$6,501
Change in unrealized losses relating to assets still held at the reporting date	—

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

At September 30, 2011 and 2010 (excluding the FMEA arrangements discussed below), the Company had $46,542 and $39,040, respectively, outstanding under receivable transfer agreements entered into by various locations. The total amount of accounts receivable factored were $92,387 for the nine months ended September 30, 2011, $31,510 for the four months ended September 30, 2010, and $40,592 for the five months ended May 31, 2010. The Company incurred a loss on the sale of receivables of $357 and $239 for the three months ended September 30, 2011 and 2010, respectively. Losses incurred on the sale of receivables were $974, $320 and $377 for the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively; these amounts are recorded in other income (expense) in the condensed consolidated statements of operations. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement. The Company is also pursuing similar arrangements in various locations.

As part of the FMEA joint venture, SPBT had certain factoring arrangements with and without recourse, which are included in the Company’s condensed consolidated financial statements, as discussed below.

At September 30, 2011, the Company had $14,040 outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored was $38,026 for the nine months ended September 30, 2011. The Company incurred a loss on the sale of receivables of $50 and $89 for the three and nine months ended September 30, 2011, respectively.

At September 30, 2011, the Company had $15,541 outstanding under receivable transfer agreements without recourse. The total amount of accounts receivable factored was $57,328 for the nine months ended September 30, 2011. The Company incurred a loss on the sale of receivables of $51 and $108 for the three and nine months ended September 30, 2011.

19.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements”) and in our most recently filed Annual Report on Form 10-K/A (see Item 1A. Risk Factors).

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, and government and tax incentives. IHS Automotive’s October 2011 expected annualized light vehicle production volumes for 2011 are 13 million units in North America, while Europe’s volumes are expected to be 20.1 million units.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended September 30, 2011 were 3.2 million compared to 3 million for the three months ended September 30, 2010, an increase of approximately 5.7%. European light vehicle production volumes for the three months ended September 30, 2011 were 4.5 million compared to 4.3 million for the three months ended September 30, 2010, an increase of approximately 5.2%. According to IHS Automotive, actual North American light vehicle production volumes for the nine months ended September 30, 2011 were 9.6 million compared to 9 million for the nine months ended September 30, 2010, an increase of approximately 7.6%, and European light vehicle production volumes for the nine months ended September 30, 2011 were 15.2 million compared to 14.1 million for the nine months ended September 30, 2010, an increase of approximately 7.8%. According to IHS Automotive, North America and Europe light vehicle production volumes in the fourth quarter of 2011 are estimated at 3.3 million and 4.9 million units, respectively, which is a 0.3 million unit increase for North America and a 0.1 million unit decrease for Europe, compared to the fourth quarter of 2010.

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

We continue to experience increases in the costs of certain raw materials. We have implemented strategies with both our suppliers and our customers to help manage spikes in raw material prices. These actions include material substitutions, leveraging our global purchases and securing price recoveries from our customers. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the most efficient use of materials through scrap reduction, as well as standardization of material specification to maximize leverage over a higher volume purchase.

The primary raw materials for our business include synthetic rubber, carbon black, natural rubber, fabricated metal-based components, process oil and plastic components.

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

Our business has also been impacted by our acquisition of USi and the joint venture agreement with FMEA. Our sales have increased as a result of these two acquisitions, but we continue to incur additional costs as we integrate and restructure these businesses. In evaluating these businesses, management considers EBITDA and Adjusted EBITDA as key indicators of operating performance. The following table shows combined gross margin for the acquisitions and reconciles EBITDA and Adjusted EBITDA for the acquisitions to their net loss, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Sales	$51.1	$100.2
Cost of products sold	51.6	96.9

Gross margin	$(0.5)	$3.3

Net loss	$(3.2)	$(20.7)
Provision (benefit) for income tax expense	0.2	(0.2)
Interest expense (income)	(0.4)	0.3
Depreciation and amortization	2.1	3.4

EBITDA	$(1.3)	$(17.2)
Restructuring	0.2	35.9
Noncontrolling interest restructuring	(1.3)	(19.0)
Acquisition costs	0.2	0.5
Inventory write-up	—	0.7

Adjusted EBITDA	$(2.2)	$0.9

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy proceedings on May 27, 2010, and the adoption of fresh-start accounting on May 31, 2010, in accordance with ASC 852, “Reorganizations,” Cooper Standard Holdings Inc. is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the third quarter 2011 separately present the 2010 Predecessor Period and the 2010 Successor Period. Although the 2010 Predecessor Period and the 2010 Successor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below (dollar amounts in thousands except per share amounts).

	Successor		Predecessor	Successor
	Three Months Ended	Three Months Ended	Five Months Ended	Four Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2011	May 31, 2010	September 30, 2010	September 30, 2011
Sales	$585,650	$708,544	$1,009,128	$801,292	$2,157,776
Cost of products sold	483,559	599,985	832,201	665,434	1,804,743

Gross profit	102,091	108,559	176,927	135,858	353,033
Selling, administration & engineering expenses	68,584	64,403	92,166	91,629	190,856
Amortization of intangibles	3,842	3,911	319	5,106	11,745
Restructuring	818	6,539	5,893	1,200	48,124

Operating profit	28,847	33,706	78,549	37,923	102,308
Interest expense, net of interest income	(10,664)	(9,603)	(44,505)	(14,195)	(30,158)
Equity earnings	1,815	843	3,613	2,549	3,480
Reorganization items, net	—	—	303,453	—	—
Other income (expense), net	5,454	(8,884)	(21,156)	5,024	6,191

Income before income taxes	25,452	16,062	319,954	31,301	81,821
Provision for income tax expense	4,443	7,963	39,940	5,352	26,782

Consolidated net income	21,009	8,099	280,014	25,949	55,039
Net (income) loss attributable to noncontrolling interests	(176)	7,559	(322)	(186)	24,576

Net income attributable to Cooper-Standard Holdings Inc.	$20,833	$15,658	$279,692	$25,763	$79,615

Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,116	$11,080		$18,328	$59,315

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.86	$0.63		$1.05	$3.37

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.83	$0.58		$1.00	$3.08

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Sales. Sales increased to $708.5 million for the three months ended September 30, 2011 from $585.7 million for the three months ended September 30, 2010, an increase of $122.8 million, or 21%. The improvement is a result of an increase in volumes and favorable foreign exchange of $33.7 million. In addition, the USi acquisition and the joint venture agreement with FMEA provided $51.1 million of incremental sales.

Gross Profit. Gross profit increased $6.5 million from $102.1 million for the three months ended September 30, 2010 to $108.6 million for the three months ended September 30, 2011. This increase was primarily driven by increased volumes in most regions and the favorable impact of our lean savings. These positive items were partially offset by higher raw material costs and costs associated with the FMEA joint venture and the USi acquisition as we continue to integrate and restructure these businesses. As a percentage of sales, gross profit decreased to 15.3% of sales for the three months ended September 30, 2011 as compared to 17.4% of sales for the three months ended September 30, 2010.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2011 was $64.4 million or 9.1% of sales compared to $68.6 million or 11.7% of sales for the three months ended September 30, 2010. Selling, administration and engineering expense for the three months ended September 30, 2011 was favorably impacted by certain lower compensation expenses.

Restructuring. Restructuring charges increased $5.7 million to $6.5 million for the three months ended September 30, 2011 compared to $0.8 million for the three months ended September 30, 2010, primarily related to reorganization of our French body sealing operations in relationship to the joint venture agreement with FMEA, the closure of a facility in North America, the establishment of a centralized shared services function in Europe and the transfer of certain sealing business from one of our German facilities to other sealing operations in Europe.

Interest Expense, Net. Net interest expense of $9.6 million and $10.7 million for the three months ended September 30, 2011 and 2010, respectively resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense). Other expense for the three months ended September 30, 2011 was $8.9 million, which consisted primarily of unrealized losses related to forward contracts of $5.5 million and foreign currency losses of $2.8 million. Other income for the three months ended September 30, 2010 was $5.5 million which consisted primarily of foreign currency gains.

Provision for Income Tax Expense. For the three months ended September 30, 2011, we recorded an income tax provision of $8 million on earnings before income taxes of $16.1 million. This compares to an income tax provision of $4.4 million on earnings before income taxes of $25.5 million for the same period in 2010. Income tax expense for the three months ended September 30, 2011 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Nine Months Ended September 30, 2011, Four Months Ended September 30, 2010 and Five Months Ended May 31, 2010

Sales. Sales for the nine months ended September 30, 2011 were $2,157.8 million. Sales were favorably impacted by an increase in volumes and favorable foreign exchange of $80.6 million. In addition, the USi acquisition and the joint venture with FMEA provided $100.2 million of incremental sales. Sales of $801.3 million for the four months ended September 30, 2010 were favorably impacted by a significant increase in volumes, partially offset by unfavorable foreign exchange of $18 million. Sales of $1,009.1 million for the five months ended May 31, 2010 were favorably impacted by a significant increase in volumes and favorable foreign exchange of $52.5 million, partially offset by customer price concessions.

Gross Profit. Gross profit for the nine months ended September 30, 2011 was $353 million or 16.4% of sales. Gross profit and gross profit margin for the period were favorably impacted by an increase in volumes in most regions and the favorable impact of our lean savings. These positive items were partially offset by higher raw material costs and costs associated with the FMEA joint venture and the USi acquisition as we continue to integrate and restructure these businesses. Gross profit for the four months ended September 30, 2010 and the five months ended May 31, 2010 were $135.9 million and $176.9 million, respectively. Gross profit as a percentage of sales was 17% for the four months ended September 30, 2010 and 17.5% for the five months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The four months ended September 30, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold.

Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2011 was $190.9 million or 8.8% of sales. Selling, administration and engineering expense for the nine months ended September 30, 2011 was favorably impacted by certain lower compensation expenses. Selling, administration and engineering expense for the four months ended September 30, 2010 and the five months ended May 31, 2010 was $91.6 million and $92.2 million or 11.4% and 9.1% of sales, respectively. Both periods were primarily impacted by the restoration of certain employee pay and benefits.

Amortization of Intangibles. Amortization of intangibles was $11.7 million for the nine months ended September 30, 2011, $5.1 million for the four months ended September 30, 2010 and $0.3 million for the five months ended May 31, 2010. The amortization of intangibles increased for the Successor period as a result of intangible assets recognized in connection with the adoption of fresh-start accounting in 2010.

Restructuring. Restructuring charges were $48.1 million for the nine months ended September 30, 2011, primarily related to the reorganization of our French body sealing operations in relationship to the joint venture agreement with FMEA, the closure of a facility in North America, the establishment of a centralized shared services function in Europe and the transfer of certain sealing business from one of our German facilities to other sealing operations in Europe. Restructuring charges were $1.2 million for the four months ended September 30, 2010 and $5.9 million for the five months ended May 31, 2010. Restructuring charges for both periods were primarily related to the continuation of initiatives that were announced in 2009 related to the reorganization or closure of operating facilities in South America, Europe and Asia Pacific and an initiative announced in the second quarter of 2010 for the closure of a facility and the consolidation of two facilities located in Mexico.

Interest Expense, Net. Net interest expense of $30.2 million for the nine months ended September 30, 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense of $14.2 million for the four months ended September 30, 2010 is primarily interest on our Senior Notes. The net interest expense of $44.5 million for the five months ended May 31, 2010 includes $28 million of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligation was recorded when our Plan of Reorganization was approved by the claimholders.

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

Other Income (Expense). Other income for the nine months ended September 30, 2011 was $6.2 million which relates to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $1.5 million, partially offset by unrealized losses related to forward contracts of $5.5 million and loss on sale of receivables and miscellaneous expense of $1.2 million. Other income for the four months ended September 30, 2010 was $5 million, which consisted primarily of foreign currency gains. Other expense for the five months ended May, 31 2010 was $21.2 million, which consisted primarily of foreign currency losses.

Provision for Income Tax Expense. For the nine months ended September 30, 2011, we recorded an income tax provision of $26.8 million on earnings before income taxes of $81.8 million. This compares to an income tax provision of $5.4 million on earnings before income taxes of $31.3 million for the four months ended September 30, 2010 and an income tax provision of $39.9 million on earnings before income tax of $320 million for the five months ended May 31, 2010. Income tax expense for the nine months ended September 30, 2011 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five month ended May 31, 2010:

	Successor
	Three Months Ended September 30,
	2010	2011
Sales to external customers
North America	$316,585	$348,507
International	269,065	360,037

Consolidated	$585,650	$708,544

Segment profit (loss)
North America	$29,122	$31,850
International	(3,670)	(15,788)

Income before income taxes	$25,452	$16,062

	Predecessor	Successor
	Five Months Ended	Four Months Ended	Nine Months Ended
	May 31, 2010	September 30, 2010	September 30, 2011
Sales to external customers
North America	$508,738	$432,981	$1,073,655
International	500,390	368,311	1,084,121

Consolidated	$1,009,128	$801,292	$2,157,776

Segment profit (loss)
North America	$233,526	$37,255	$131,880
International	86,428	(5,954)	(50,059)

Income before income taxes	$319,954	$31,301	$81,821

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

North America. Sales for the three months ended September 30, 2011 increased $31.9 million, or 10.1%, compared to the three months ended September 30, 2010, primarily due to an increase in sales volume and favorable foreign exchange of $4.7 million. Segment profit for the three months ended September 30, 2011 increased by $2.7 million compared to the three months ended September 30, 2010. Segment profit was favorably impacted by an increase in volume, favorable impact of our lean savings and foreign exchange, partially offset by higher raw material costs and increased staffing.

International. Sales for the three months ended September 30, 2011 increased $91 million, or 33.8%, compared to the three months ended September 30, 2010, primarily due to an increase in sales volume, the joint venture agreement with FMEA and favorable foreign exchange of $29 million. Segment loss for the three months ended September 30, 2011 increased by $12.1 million compared to the three months ended September 30, 2010. Segment loss was negatively impacted by the restructuring and integration costs associated with the joint venture agreement with FMEA, higher raw material costs, increased staffing and higher depreciation, partially offset by improved volumes in Europe and Asia Pacific and our lean savings.

Nine Months Ended September 30, 2011, Four Months Ended September 30, 2010 and Five Months Ended May 31, 2010

North America. Sales for the nine months ended September 30, 2011 were $1,073.7 million. Sales were favorably impacted by an increase in sales volume and favorable foreign exchange of $16.9 million. Segment profit for the nine months ended September 30, 2011 was $131.9 million, which was favorably impacted by an increase in volumes, favorable impact of our lean savings, partially offset by higher raw material costs and increased staffing.

Sales were $433 million and $508.7 million for the four months ended September 30, 2010 and the five months ended May 31, 2010, respectively. Both periods were favorably impacted by an increase in volumes and favorable foreign exchange of $6.3 million for the four months ended September 30, 2010 and $19.3 million for the five months ended May 31, 2010. Segment profit was $37.3 million and $233.5 million for the four months ended September 30, 2010 and for the five months ended May 31, 2010, respectively. Both periods were favorably impacted by an increase in volumes and our lean savings, partially offset by the restoration of certain employee pay and benefits, and slightly higher raw material costs. In addition, segment profit for the four months ended September 30, 2010 was impacted by higher depreciation and amortization resulting from the adoption of fresh-start accounting and segment profit for the five months ended May 31, 2010 was favorably impacted by a gain of $208.6 million related to the reorganization and fresh-start accounting adjustments and negatively impacted by recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales for the nine months ended September 30, 2011 were $1,084.1 million. Sales were favorably impacted by an increase in volume, the joint venture agreement with FMEA and foreign exchange of $63.7 million. Segment loss for the nine months ended September 30, 2011 was $50.1 million, which was negatively impacted by the restructuring and integration costs associated with the joint venture agreement with FMEA, increased staffing, higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in the Successor period, partially offset by improved volumes and our lean savings.

Sales for the four months ended September 30, 2010 were $368.3 million. Sales were favorably impacted by a significant increase in volumes, partially offset by unfavorable foreign exchange of $24.3 million. Sales for the five months ended May 31, 2010 were $500.4 million. Sales were favorably impacted by a significant increase in volumes and favorable foreign exchange of $33.2 million. Segment loss for the four months ended September 30, 2010 was $6 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits and unfavorable foreign exchange partially offset by the improved volumes and our lean savings. Segment profit for the five months ended May 31, 2010 was $86.4 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $94.9 million was recognized in the International segment. Segment profit was favorably impacted by improved volumes and our lean savings, and unfavorably impacted by the restoration of certain employee pay and benefits and slightly higher raw material costs.

Restructuring

We continually evaluate alternatives in an effort to align our business with the changing needs of our customers and lower the operating cost of our Company. This may include the realignment of our existing manufacturing capacity, facility closures, or similar actions. See the Note 4. “Restructuring” to Condensed Consolidated Financial Statements for discussion of restructuring activities during the nine months ended September 30, 2011.

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

Cash Flows

Operating Activities. Net cash provided by operations was $45.8 million for the nine months ended September 30, 2011, which included $100.4 million of use of operating assets and liabilities. The use of operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable due to increased volumes. Net cash provided by operations was $80.3 million for the four months ended September 30, 2010, which included $13.4 million of changes in operating assets and liabilities. Net cash used in operations was $75.4 million for the five months ended May 31, 2010, which was a result of an increase in our working capital requirements due to the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP facility.

Investing Activities. Net cash used in investing activities was $33.5 million for the nine months ended September 30, 2011, which consisted primarily of $70.3 million of capital spending and $10.5 million for an investment in an affiliate, partially offset by $30.9 million of cash acquired as part of the joint venture with FMEA, net of the acquisition of USi Inc and proceeds of $16 million from the partial sale of a joint venture. Net cash used in investing activities was $23.4 million for the four months ended September 30, 2010, which primarily consisted of capital spending. Net cash used in investing activities was $19.1 million for the five months ended May 31, 2010, which consisted of $22.9 million of capital spending offset by proceeds from sale of assets of $3.9 million. We anticipate that we will spend approximately $100 to $110 million on capital expenditures in 2011.

Financing Activities. Net cash used in financing activities totaled $13.1 million for the nine months ended September 30, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt of $7.5 million and payment of cash dividends of $5.4 million. Net cash provided by financing activities totaled $0.3 million for the four months ended September 30, 2010, which consisted primarily of an increase in short-term debt, partially offset by dividends paid and payments on long-term debt. Net cash used in financing activities totaled $112.6 million for the five months ended May 31, 2010, which primarily resulted from activities related to our emergence from bankruptcy. Payments for settlement of our prepetition debt, DIP facility, debt issuance costs and back stop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355 million and our senior notes offering of $450 million.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Predecessor	Successor
	Five Months Ended	Three Months Ended	Four Months Ended	Three Months Ended	Nine Months Ended
	May 31, 2010	September 30, 2010	September 30, 2010	September 30, 2011	September 30, 2011
Net income	$279.7	$20.8	$25.8	$15.7	$79.6
Provision for income tax expense	39.9	4.4	5.4	8.0	26.8
Interest expense, net of interest income	44.5	10.7	14.2	9.6	30.2
Depreciation and amortization	35.7	28.1	36.9	31.7	92.0

EBITDA	$399.8	$64.0	$82.3	$65.0	$228.6
Reorganization and fresh-start accounting adjustments (1)	(303.4)	—	—	—	—
Restructuring (2)	5.9	0.8	1.2	6.5	48.1
Noncontrolling interest restructuring (3)	—	—	—	(1.3)	(19.0)
Foreign exchange gains/losses (4)	17.2	—	(0.1)	—	—
Inventory write-up (5)	—	—	8.1	—	0.7
Net gain on partial sale of joint venture (6)	—	—	—	—	(11.4)
Stock-based compensation (7)	0.2	2.7	3.6	3.0	8.3
Acquisition costs (8)	—	—	—	0.2	2.2
Other	0.3	(0.3)	(0.3)	—	—

Adjusted EBITDA	$120.0	$67.2	$94.8	$73.4	$257.5

(1)	Reorganization and bankruptcy-related expense, including professional fees.
(2)	Includes non-cash restructuring.
(3)	Proportionate share of restructuring costs related to FMEA joint venture.
(4)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(5)	Write-up of inventory to fair value at the Effective Date and at the date of acquisition of USi Inc. and the FMEA joint venture, net of noncontrolling interest.
(6)	Net gain on partial sale of ownership percentage in joint venture.
(7)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(8)	Costs incurred in relationship to the FMEA joint venture agreement.

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

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report include, among others: the ability to maintain contracts and suppliers and customer relationships; limitations on flexibility in operating our business contained in our debt agreements; our dependence on the automotive industry; availability and cost of raw materials; our exposure to natural disasters; our dependence on certain major customers; competition in the automotive industry; sovereign and other risks related to our conducting operations outside the United States; the uncertainty of our ability to achieve expected cost reduction savings; our exposure to product liability and warranty claims; labor conditions; our vulnerability to changes in interest rates; our ability to meet customers’ needs for new and improved products in a timely manner; our ability to attract and retain key personnel; potential conflicts of interest between our owners and us; our legal rights to our intellectual property portfolio; our pension plans; environmental and other regulations; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our 2010 Annual Report on Form 10-K/A and Item 1A. Risk Factors in Part II of our Form 10-Q for the quarterly period ended March 31, 2011 for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2010 Annual Report on Form 10-K/A.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K/A (the “Form 10-K/A”) and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (the “3-31 Form 10-Q”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K/A and the 3-31 Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

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

COOPER-STANDARD HOLDINGS INC.

November 10, 2011	/s/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

November 10, 2011	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

November 10, 2011	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.