Form 10-K
period 2011-12-31
Cooper-Standard Holdings Inc.
filed 2012-03-12
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to

Commission file number 000-54305

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2011 was $437,286,166.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of March 1, 2012 was 18,322,693 shares.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We believe that we are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that we manufacture and one of the largest North American producers of AVS products. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 71 manufacturing locations and nine design, engineering, and administrative locations in 19 countries around the world.

Approximately 81% of our sales in 2011 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), and Chrysler Group LLC ( “Chrysler” ) (collectively, the “Detroit 3”), Fiat, Volkswagen/Audi Group, Renault/Nissan, PSA Peugeot Citroën, Daimler, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 19% of our 2011 sales were primarily to Tier I and Tier II automotive suppliers and non-automotive manufacturers. In 2011, our products were found in each of the 20 top-selling models in North America and in 19 of the 20 top-selling models in Europe. Our principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and our telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Annual Report on Form 10-K.

Corporate History and Business Developments

Cooper-Standard Holdings Inc. was established in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc.

In February 2006, the Company acquired fluid handling systems operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc. In August 2007, we acquired certain Metzeler Automotive Profile Systems sealing systems operations in Europe (“MAPS”) together with a MAPS joint venture interest in China from Automotive Sealing Systems S.A. We completed a related acquisition of a MAPS joint venture interest in India (“MAP India”) in December 2007. In addition to these transactions, we acquired a hose manufacturing operation in Mexico from the Gates Corporation and a fuel rail manufacturing operation in Mexico from Automotive Component Holdings, LLC, in 2005 and 2007, respectively. In March 2011, we acquired USi, Inc., a supplier of coatings for plastic injection molding products, from Ikyuo Co. Ltd. of Japan. In May 2011, we established a joint venture with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”), a French supplier of anti-vibration systems, low pressure hoses, as well as body sealing products.

The Company has two operating divisions, North America and International (covering Europe, South America and Asia Pacific). This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world.

We have implemented a number of operational restructuring initiatives in recent years, including the global reorganization of our operating structure in 2009, the closure or consolidation of facilities in North America,

Europe, South America, Australia and Asia and the reorganization of our French body sealing operations pursuant to our joint venture agreement with FMEA. For information on these restructuring initiatives, see Note 6. “Restructuring” to the consolidated financial statements.

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

On March 26, 2010, the Debtors filed with the Bankruptcy Court a Second Amended Joint Chapter 11 Plan of Reorganization (as amended and supplemented, the “Plan of Reorganization”). On May 12, 2010, the Bankruptcy Court entered an order confirming our Plan of Reorganization. On May 27, 2010 (the “Effective Date”), we consummated the reorganization and emerged from Chapter 11. For further information see Note 3. “Reorganization under Chapter 11 Bankruptcy Code.”

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” we adopted fresh-start accounting upon our emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 4. “Fresh-Start Accounting,” to the consolidated financial statements included in this Annual Report on Form 10-K.

Business Strategy

Sustain and improve operational excellence to strengthen global organization

We seek to optimize our business and cost structure to succeed in the rapidly changing global automotive industry, with an emphasis on reducing overall costs and creating more efficient manufacturing operations. Our primary areas of focus are:

•

Identifying and implementing lean manufacturing initiatives. Our lean manufacturing initiatives focus on optimizing manufacturing by eliminating waste, controlling costs and enhancing productivity. Lean manufacturing initiatives at each of our manufacturing and design facilities continue to be an important element in sustaining our operational excellence.

•

Expand global footprint. We are supplementing our Western European operations with Central and Eastern European facilities to support our customers’ evolving footprints. In addition, we continue to expand our operations in China, India, South America and Mexico. During 2011, we acquired a 20% ownership interest in a joint venture in Thailand and opened operations in Romania.

•

Consolidating facilities to reduce cost structure and improve capacity utilization. Our capacity utilization efforts are designed to streamline our global operations and include taking advantage of opportunities to reduce our overall cost structure by consolidating and closing facilities. For example, during 2011, we announced the closure of a manufacturing facility in North America and in Europe and our decision to establish a centralized shared services function in Europe. We will continue to take a disciplined approach to evaluating opportunities that would improve our efficiency, profitability and cost structure.

•

Maintaining flexibility in all areas of our operations. Our operational capital needs are generally lower than other companies in our industry and a portion of our manufacturing equipment is movable from job-to-job, providing us flexibility in adapting to market changes and serving customers worldwide.

Leverage Technology for Innovation and Growth

We will continue to draw on our technical expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material options for enhanced vehicle performance. We believe our reputation for successful innovation in product design and various materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.

Recent innovations that highlight our ability to combine materials and product design expertise can be found in the following products:

•	Safe Seal™. Safe Seal™ is a body sealing product featuring sensors built into the seal capable of reversing power windows, doors and partitions to prevent injury.

•

New Multi-State Mount. The vacuum actuated mount responds to bi-modal and tri-modal inputs from the onboard vehicle computer. As a result of receiving inputs from the on-board vehicle computer we are able to more precisely tune the mounts in real time to the engine/vehicle frequency characteristics thus dissipating engine noise and vibration during varying driving/road conditions.

•

Direct Injection Fuel Rail. Direct Injection Fuel Rails draw upon our innovative welding and brazing processes as well as our understanding of metal dynamics to create high pressure capability. This allows us to provide fuel rails for advanced direct injection engines which improve fuel economy and performance.

•

Stratlink™. Utilizing our internal material engineering capabilities, we have developed a rubber compound that performs as well as previously externally sourced compounds, thus significantly reducing cost.

•

PlastiCool™. PlastiCool™ is a low cost, low weight, high temperature alternative to metal and rubber hose currently used in transmission cooling that offers a more robust joint design, improving quality and potentially reducing warranty costs. Additionally, because the material is smaller than current alternatives, it allows for greater design flexibility.

•

Waste Gate Actuator. Relying on our validated Exhaust Gas Reticulating valves (“EGR”) technology, we have developed electronically controlled Waste Gate Actuators to control boost pressure and improve the efficiency of today’s advanced turbo engine systems. Using electronically controlled actuators the control exhaust bypass of turbo systems are more accurately controlled than today’s current systems.

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

•

Global platforms. Our global presence makes us one of the select few manufacturers in our product areas who can take advantage of the many business opportunities that are becoming available worldwide as a result of the OEMs’ expanding emphasis on global platforms. Nine of the top twenty vehicles on which we had the most content in the fourth quarter of 2011 were based on global platforms, which is evidence that customers look to us for global vehicle platform support.

•

Emerging markets. China, India and South America will continue to be regions of emphasis as their light vehicle markets are projected to grow substantially as their economies continue to develop. In fact, fifty seven percent of global vehicle production is expected to come from emerging markets over the next five years (IHS Global Vehicle Production Forecast September 20, 2011).

Developing systems solutions and other value-added products

We believe that significant opportunities exist to grow by providing complete subsystems, modules and assemblies. As a leader in design, engineering and technical capabilities, we focus on improving products, developing new technologies and implementing more efficient processes in each of our product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust and noise. As part of the shift in global customer buying patterns to more fuel efficient vehicles there is an increased importance on a robust thermal management systems. Thermal Management systems regulate the various powertrain heating/cooling circuits as well as control cabin temperature. With our ability to provide traditional thermal management products such as tubes and hoses and new innovative products such as electronically controlled auxiliary coolant pumps & valves, Throttle Valves and Waste Gate Actuators we are in a unique position to provide complete thermal management systems to meet the demanding requirements of today’s Hybrid, Electric and Advanced Internal Combustion Engines. Our AVS products are an important contributor to vehicle quality, significantly improving ride and handling. Our fluid handling modules and subsystems are designed to increase functionality and decrease costs to the OEM, which can be the deciding factor in winning new business.

Pursue acquisitions and alliances to enhance capabilities and accelerate growth

We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs’ desire for fewer supplier relationships. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. In addition, we believe joint ventures allow us to penetrate new markets with less risk and capital investment than acquisitions. We currently operate through several successful joint ventures, including those with Nishikawa Rubber Company, Zhejiang Saiyang Seal Products Co., Ltd., Guyoung Technology Co. Ltd. (“Guyoung”), Hubei Jingda Precision Steel Tube Industry Co., Ltd. (“Jingda”), Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”) an affiliate of Shanghai Automotive Industry Corporation, Toyoda Gosei Co., Ltd. (“Toyoda Gosei”) and FMEA.

Developing business in non-automotive markets

While the automotive industry will continue to be our core business, our performance products business supplies other industries with products using our expertise and material compounding capabilities. For example, we supply parts to customers for a variety of industry applications, including aircraft flooring, commercial flooring, insulating sheets for power stations, non-slip step coverings and rubber for appliances and construction applications. We also fabricate products from a wide variety of elastomer compounds and can custom fit many applications.

Products

We supply a diverse range of products on a global basis to a broad group of customers across a wide range of vehicles. Our principal product lines are body and chassis products and fluid handling products. For the years ended December 31, 2009, 2010, and 2011, body and chassis products accounted for 65%, 66% and 68%, respectively, of our sales, and fluid handling products accounted for 35%, 34% and 32%, respectively, of our sales. The top ten vehicle platforms we supply accounted for approximately 32% of our sales in 2009, 33% of our sales in 2010 and 32% of our sales in 2011. Our principal product lines are described below.

Product Lines	Solutions	Products & Modules	Market Position*
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience	Extruded rubber and thermoplastic body sealing assemblies and modules, exterior and interior trim	Lead position globally

Anti-Vibration Systems	Control and isolate noise and vibration in the vehicle to improve ride and handling	Engine (elastomeric, conventional hydraulic & multi-state), body mounts (conventional & hydraulic); dampers, isolators and springs	Top 5 globally

Thermal Management Systems & Emissions	Manage and control vapors and coolant systems to increase powertrain performance & passenger comfort and emissions systems for peak performance and decreased emissions to meet increasing regulations	Electromechanical devices, hose lines and connection technology, electronic coolant pumps, electronic valves, waste gate actuator, EGR valves, coolers and modules and throttle body modules	Prominent position in Thermal in North America and Emissions in Europe

Fuel Brake	Control, sense and deliver fluids to fuel and brake systems	Chassis and tank lines, direct injection fuel rails, quick connects (conventional & sensing) and sensors	Top 2 globally

*	Market position study conducted by IRN, Inc. 2011

Body & chassis products

We are a leading global supplier of automotive body sealing and AVS products. Body sealing products protect vehicle interiors from water, dust and noise intrusion. AVS products isolate and reduce noise and vibration to improve ride and handling. Body sealing and AVS products lead to a better driving experience for all occupants. For the years ended December 31, 2009, 2010 and 2011, we generated approximately 65%, 66% and 68%, respectively, of total corporate revenue from the sale of body and chassis products (before corporate eliminations).

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

Dynamic Tactile Obstacle Detection Sensor/Proximity Obstacle Detection Sensor: Located in a trim panel or in a body seal, this product offers a dual mode; tactical or proximity, of controlling pinching forces for a moving panel (e.g. sliding door or lift gate).

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

Static Tactile Obstacle Detection Sensor/Proximity Obstacle Detection Sensor: Located in a glass run channel or other static seal, this product offers the customer a dual mode; tactical or proximity, of controlling pinching forces of a moving window.

Convertible seals	Sealing materials that combine compressibility with superior design for use on a convertible vehicle soft top weather sealing application.

Anti-Vibration Systems

Based on third party analysis, we are one of the leading suppliers of AVS products in North America and Europe. We are known in North America for utilizing our advanced development and testing of AVS products and subsystems to provide innovative solutions.

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

Multi-State Engine Mounts: This new innovative technology responds up to three separate inputs from the on-board vehicle computer and utilizing vacuum actuation. The Multi State Mount is designed to improve isolation and ride control for Wide Open Throttle (WOT) and Part Open Throttle (POT), as well as provide increased rigidity during highway cruising.

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

Fluid handling products

We are one of the leading global integrators of fluid subsystems and components that control, sense and deliver fluids and vapors in motor vehicles. We believe we are the second largest global provider of fluid handling system products manufactured in our industry. We offer an extensive product portfolio and are positioned to serve our diverse customer base around the world. Utilizing our core competencies in thermal management, emissions management and fuel and brake systems, we strive to create the highest value for our global customers by engineering unique solutions that anticipate and exceed their needs through Design for

Six Sigma, seamless launches, lean enterprise principles and key strategic alliances. For the years ended December 31, 2009, 2010 and 2011, we generated approximately 35%, 34% and 32% of total corporate revenue from the sale of fluid handling products (before corporate eliminations).

We support the green technology trend as our customers expand towards hybrids and alternative powertrains required to meet future fuel efficiency regulation. We provide thermal management solutions that enhance hybrid and electric vehicle powertrain cooling systems and offer bio-fuel compatible materials for alternative fuel vehicles. Our products support improved fuel economy initiatives with light weight, high performance plastic and aluminum materials that reduce weight and offer an improved value equation. We specialize in complete fuel system integration encompassing products from the fuel rail to the fuel tank lines. We support reduced emissions through the control of the flow and temperature of exhaust gas.

Our fluid handling products are principally found in four major vehicle systems: thermal management; fuel and brake; emissions management; and power management. Below is a description of our primary fluid handling products:

Product Category	Description
Thermal Management	Direct, control and transport oil, coolant, water and other fluids throughout the vehicle

	Engine oil cooling subsystems with over-molded connections	Transmission oil cooling subsystems

	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies

	Engine oil cooling quick connects	Engine oil level indicator tube assemblies

	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings

	Coolant subsystems	Bypass valves

	Radiator and heater hoses	Auxiliary oil coolers

Fuel & Brake	Direct, control and transport fuel, brake fluid and vapors throughout the vehicle

	Fuel supply and return lines	Flexible brake lines

	Fuel/Vapor quick connects	Vacuum brake hoses

	Fuel/Vapor lines	Fuel Rails (Port and DI)

Emissions Management	Direct, control and transmit emission vapors and fluids throughout the vehicle

	Fully integrated exhaust gas recirculation (“EGR”) modules	Exhaust gas recirculation valves

	EGR coolers and bypass coolers	Diesel Particulate Filter (“DPF”) lines

	EGR tube assemblies	Secondary air tubes

	Waste gate actuator	Throttle body

Power Management	Direct, control and transmit power management fluids throughout the vehicle

	High pressure roof lines	Power steering pressure and return lines

	Hydraulic clutch lines	Air bag tubes

Supplies and Raw Materials

Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage increases in raw material prices. These actions include material substitutions and leveraging our global purchases. Global optimization also includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers on certain raw materials we have implemented indexes that allow price changes as underlying material costs move.

The primary raw materials for our business include synthetic rubber, fabricated metal-based components, plastic components, carbon black, process oil and natural rubber.

Patents and Trademarks

We believe one of our competitive advantages is our application of technological innovation to customer challenges. We hold over 350 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing and Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. Our patents are grouped into two major categories: (1) products, which relate to specific product invention claims for products which can be produced, and (2) processes, which relate to specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one patent would materially affect our company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets.

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

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation and timely delivery. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our body and chassis products compete with Toyoda Gosei, Trelleborg/ Vibracoustic, Tokai, Paulstra, Hutchinson, Henniges and Standard Profil, among others. Our fluid handling products compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech, Pierburg and Gustav Wahler, along with numerous smaller companies in this competitive market.

Industry Structure

The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs.

The automotive supplier industry is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include price, quality, service, performance, design and engineering capabilities, innovation, timely delivery and, more recently, financial stability. Over the last decade, suppliers that have been able to achieve manufacturing scale, reduce structural costs, diversify their customer base and establish a global manufacturing footprint have been successful.

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

Several significant trends and developments are now contributing to improvement in the automotive supplier industry. These include increased light vehicle sales of approximately 9% and light vehicle production increase of approximately 10% in North America in 2011 compared to 2010, a more positive credit environment, the continued growth of new markets in Asia, particularly China, and increased emphasis on “green” and other innovative technologies.

Customers

We are a leading supplier to the Detroit 3 in each of our product categories and are increasing our presence with European and Asian OEMs. During the year ended December 31, 2011, approximately 26%, 14%, 7%, 6% and 6% of our sales were to Ford, GM, PSA Peugeot Citroën, Volkswagen/Audi and Chrysler, respectively, as compared to 28%, 16%, 3%, 6% and 6%, respectively, for the year ended December 31, 2010. Our other major customers include OEMs such as Fiat, Renault/Nissan, BMW, Daimler and various Indian and Chinese OEMs. We also sell products to Visteon/ACH, Toyota, Porsche, and through Nishikawa Standard Company (“NISCO”), Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.

Backlog

Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments, and as such we do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally three to five years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ approximately 590 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of recyclable materials. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. We also devote considerable research and development resources into AVS, resulting in high value, state-of-the-art solutions for our customers. These activities are applied not only in our AVS product lines, but also in vehicle sealing (noise transmission isolation and abatement via vehicle windows and doors), fuel delivery systems (isolation of fuel injectors on fuel rails) and thermal management (noise and vibration free coolant pumps and valves). We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $62.9 million, $68.8 million, and $83.9 million in 2009, 2010, and 2011, respectively, on engineering, research and development.

Joint Ventures and Strategic Alliances

Joint ventures represent an important part of our business, both operationally and strategically. We have used joint ventures to enter into new geographic markets such as China, Korea, India and Thailand, to acquire new customers and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components. In North America, our longstanding Nisco joint venture with Nishikawa Rubber Company in which we own a 40% equity interest, has been valuable in enhancing our relationships with customers such as Honda. In 2005, we acquired a 20% equity interest in and expanded our technical alliance with Guyoung, a Korean supplier of metal stampings, which built a manufacturing facility in Alabama that services Hyundai. As part of the acquisition of the MAPS business in 2007, we acquired a 47.5% equity interest in Huayu-Cooper Standard Sealing Systems Co. Ltd., a joint venture with Huayu Automotive Systems Co., Ltd., an affiliate of Shanghai Automotive Industry Corporation, which also owns a 47.5% equity interest, and Shanghai Qinpu Zhaotun Collective Asset Management Company, which owns the remaining 5% equity interest. This joint venture business is the leading manufacturer of automotive sealing products in China. Also, in 2007, we acquired a 74% equity interest in MAP India, a joint venture with Toyoda Gosei Co., Ltd., which owns the remaining 26% equity interest. MAP India is a leading manufacturer of automotive sealing products in India. In 2011, we acquired a 51% equity interest in SPBT, a joint venture with FMEA, which owns the remaining 49% equity interest. Also, in 2011 we acquired a 20% equity interest in Nishikawa Tachaplalert Cooper Limited a joint venture with Nishikawa Rubber, which owns 77.7%, and the Tachplalert family and Marubeni Thailand, which own the remaining 2.3%.

Geographic Information

In 2011, we generated approximately 50% of our sales in North America, 38% in Europe, 5% in South America and 7% in Asia/Pacific. Approximately 26% of our sales were generated from our United States operations and approximately 74% of our sales were generated from our operations in all other countries, including 13%, 11%, 10% and 10% generated from our Mexican, French, German and Canadian operations, respectively.

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

See Note 21 to our consolidated financial statements for additional geographic information.

Employees

As of December 31, 2011, we had approximately 21,500 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and international union agreements in 2011 and have several contracts set to expire in the next twelve months. As of December 31, 2011, approximately 33% of our employees were represented by unions and approximately 10% of the unionized employees were located in the United States.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims, or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites. As of December 31, 2011, we have $10 million reserved in other liabilities on the consolidated balance sheet on an undiscounted basis, which we believe is adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental laws or regulations, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our businesses, results of operations, and financial condition. For example, while we are not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency, and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future.

Market Data

Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data available from IHS Automotive, an independent market research firm. Other data is based on good faith estimates, which are derived from our review of internal surveys, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.

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

Executive Officers

Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
James S. McElya	64	Chairman, Director and Chief Executive Officer
Allen J. Campbell	54	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	51	Chief Operating Officer
D. William Pumphrey, Jr.	53	President, North America
Michael C. Verwilst	58	Vice President, Mergers & Acquisitions
Timothy W. Hefferon	58	Vice President, General Counsel and Secretary
Kimberly L. Dickens	50	Vice President, Human Resources
Helen T. Yantz	51	Vice President and Corporate Controller

James S. McElya is the Chairman of our board of directors and our Chief Executive Officer, a position he has held since March 2009 and previously held from September 2006 to July 2008. He served as executive Chairman from July 2008 to March 2009. Mr. McElya served as President and Chief Executive Officer from the date of the 2004 Acquisition to September 2006. He has been a member of our board of directors since the 2004 Acquisition. He was President, Cooper-Standard Automotive and a corporate Vice President of Cooper Tire & Rubber Company from June 2000 until the 2004 Acquisition. Mr. McElya has over 34 years of automotive experience. He was previously President of Siebe Automotive Worldwide, a division of Invensys, PLC and spent 22 years with Handy & Harman in various executive management positions, including President, Handy & Harman Automotive, and Corporate Vice President of the parent company. Mr. McElya is the past Chairman and current member of the board of directors of the Motor & Equipment Manufacturers Association. He is a past Chairman and current member of the board of directors of the Original Equipment Supplier Association, and he is an advisor to the board of directors of the National Alliance for Accessible Golf. Mr. McElya is a member of the board of directors of Affinia Group.

Allen J. Campbell is our Executive Vice President and Chief Financial Officer, a position he has held since March 17, 2011, previously having served as Vice President and Chief Financial Officer since the 2004 Acquisition. He was Vice President, Asian Operations of the Cooper-Standard Automotive division of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition and served as Vice President, Finance of the division from 1999 to 2003. Prior to joining Cooper Tire, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both U.S. and Canadian operations. Mr. Campbell is a certified public accountant and received his MBA in Finance from Xavier University and a Bachelor of Arts from Ball State University.

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

D. William Pumphrey, Jr. is our President, North America, a position he has held since August 2011. Mr. Pumphrey served as President, Americas for Tower Automotive from 2008 through August 2011. From 2005 to 2008, he served as president of Tower’s North America operations. From 1999 to 2004, Mr. Pumphrey held various positions at Lear Corp. in Southfield, Michigan, most recently, serving as president of the company’s Asia Pacific operations. Mr. Pumphrey earned an MBA from the University of Michigan and a Bachelor of Arts from Kenyon College.

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

Timothy W. Hefferon is our Vice President, General Counsel and Secretary, a position he has held since 2004. Prior to joining the Company, Mr. Hefferon was with ThyssenKrupp USA Inc. from 1999 to 2004, where he served as Deputy General Counsel and with Federal-Mogul Corporation from 1994 to 1999, where he served as Associate General Counsel. He was a partner from 1985 to 1994 of Hill Lewis, a Detroit-based law firm, where he served on the executive committee. Mr. Hefferon received his law degree from the University of Michigan Law School.

Kimberly L. Dickens is our Vice President, Human Resources, a position she has held since March of 2008. Prior to joining the Company, Ms. Dickens served as Vice President, Human Resources at Federal Signal Corporation from 2004 to 2008. Previously, Ms. Dickens held numerous plant and divisional human resource positions at Borg Warner Corporation beginning in 1988, ultimately serving as Vice President, Human Resources from 2002 to 2004. Ms. Dickens has a BS in Industrial Health and Safety from Oakland University and an MBA from Lewis University.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors.” Such risks and uncertainties and other important factors include, but are not limited to:

•	cyclicality of the automotive industry and the possibility of further material contractions in automotive sales and production;

•	our ability to generate sufficient cash to service our indebtedness and meet dividend obligations on our 7% preferred stock;

•	viability of our supply base;

•	escalating pricing pressures;

•	our ability to meet a significant increase in demand;

•	our ability to compete in the highly competitive automotive parts industry;

•	our significant non-U.S. operations;

•	our dependence on certain major customers;

•	labor conditions;

•	our ability to meet our customers’ needs for new and improved products in a timely manner;

•	our legal rights to our intellectual property portfolio;

•	our underfunded pension plans;

•	environmental and other regulations;

•	the possibility that our acquisition strategy will not be successful;

•	the lack of comparability of our financial condition and results of operations following our emergence from bankruptcy to those reflected in our historical financial statements;

•	availability and increasing volatility in cost of raw materials;

•	the possibility of future impairment charges to our goodwill and long-lived assets; and

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary union, international treaties and fiscal policies.

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

The great majority of our customers are OEMs and their suppliers. In recent years, the automotive industry has been severely affected by the turmoil in the global credit markets and the economic recession. These conditions have had a dramatic impact on consumer vehicle demand, which has not returned to 2007/2008 levels.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Further or future material contraction in automotive sales and production could have a material adverse effect on our results of operations and liquidity. Production levels in Europe and North America, most notably, affect us given our concentration of sales in those regions, which accounted for approximately 38% and 50%, respectively, of our 2011 sales. In addition, if lower levels of sales and production are forecasted, non-cash impairment charges could result as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations could be materially adversely affected.

Our supply base has also been adversely affected by the current industry environment. Lower global automotive production, turmoil in the credit markets and extreme volatility over the past several years in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. In addition, several automotive suppliers filed for bankruptcy protection or have ceased operations. If a significant supplier’s viability was to become impaired, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments. While we have developed and implemented strategies to mitigate the negative effects of these factors, these strategies have offset only a portion of the adverse impact. The continuation or worsening of these industry conditions could adversely affect our financial condition, operating results and cash flows, thereby making it more difficult for us to make payments under our indebtedness and our 7% cumulative participating convertible preferred stock (“7% preferred stock”).

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

Any further restructuring of our customers, particularly the Detroit 3, may adversely affect our results of operations and financial condition.

Significantly lower global production levels, tightened liquidity and increased costs of capital have combined to cause severe financial distress among many of our customers and have forced those companies to implement various forms of restructuring actions. In some cases, these actions have involved significant capacity reductions, the discontinuation of entire vehicle brands or even reorganization under bankruptcy laws. Discontinuation of a brand can result in not only a loss of sales associated with any systems or components we supplied for such brand, but also customer disputes regarding capital we expended to support production of such systems or components for the discontinued brand, and such disputes could potentially be resolved adversely to us.

We could be adversely affected by any shortage of supplies.

In the event of a rapid increase in production demands, either we or our customers or other suppliers may experience supply shortages of raw materials or components. This could be caused by a number of factors, including a lack of production line capacity or manpower or working capital constraints. In order to manage and reduce the cost of purchased goods and services, we and others within our industry have been rationalizing and consolidating our supply base. In addition, due to the turbulence in the automotive industry, several suppliers have restructured or ceased operations. As a result, there is greater dependence on fewer sources of supply for certain components and materials, which could increase the possibility of a supply shortage of any particular component. If any of our customers experience a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products. Similarly, if we or one of our own suppliers experience a supply shortage, we may become unable to produce the affected products if we cannot procure the components from another source. Such production interruptions could impede a ramp-up in vehicle production and could have a material adverse effect on our business, results of operations and financial condition.

Escalating pricing pressures and decline of volume requirements from our customers may adversely affect our business.

Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Virtually all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Price reductions have adversely impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations. Our agreements with our customers are generally requirements contracts and a decline in volume for our customers could adversely impact our revenues and profitability.

We may be at risk of not being able to meet significant increases in demand.

If demand increases significantly from what has been a historical low for production over the last four years, we may have difficulty meeting such demand, particularly if such increase in demand occurs rapidly. This difficulty may include not having sufficient manpower or relying on suppliers who may not be able to respond quickly to a changed environment when demand significantly increases. Our inability to meet significant increases in demand could require us to delay delivery dates and could result in customers cancelling their orders, requesting discounts or ceasing to do business with us. In addition, as demand and volumes increase, we will need to purchase more inventory, which will increase our working capital needs. If our working capital needs exceed our cash flows from operations, we will be required to use our cash balances and available borrowings, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all, to satisfy those needs.

Increasing costs for, or reduced availability of, manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include synthetic rubber, fabricated metal-based components, plastic components, carbon black, process oil and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 51% of our total cost of products in 2011. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Raw material costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.

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

Some of our raw materials and other supplies used in our operations are not normally available from a variety of suppliers, therefore leaving our business vulnerable to increasing costs. In addition, our need to maintain a continuing supply of raw materials and components has made it difficult, in some cases, to resist price increases and surcharges imposed by our suppliers.

As the industry recovers our costs will increase, which may negatively impact our profitability.

In an effort to mitigate the impact of the decline in production volumes in 2008, we undertook various initiatives to cut our costs and restructure our business. Some of these initiatives may not be sustainable as the industry improves. For example, in response to the volume declines we cut pay, did not provide merit increases, froze our 401K matching program and limited travel budgets. In 2010, we resumed providing merit increases and relaxed some spending restrictions. In addition, we have been increasing our hiring as production increases and we look to future growth. These actions may negatively impact our profitability.

We could be materially adversely affected if we are unable to continue to compete successfully in the highly competitive automotive parts industry.

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors and numerous smaller competitors for most of the products we offer. We also face increased competition for certain of our products from suppliers producing in lower-cost countries such as Korea and China, especially for certain lower-technology noise, vibration and harshness control products that have physical characteristics that make long-distance shipping more feasible and economical. We may not be able to continue to compete favorably with such competitors, and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 19 countries, and we export to several other countries. In 2011, approximately 74% of our sales were attributable to products manufactured outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);

•	global sovereign uncertainty and hyperinflation in certain foreign countries;

•	changes in laws and regulations, including export and import restrictions and the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

These and other factors may have a material adverse effect on our international operations and on our business, results of operations and financial condition. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit risks of local customers and distributors. Also, the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States, due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign joint venture partners.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could adversely affect our business, results of operations and financial condition.

Foreign currency exchange rate fluctuations could materially impact our results from operations.

Our sales outside the United States expose us to currency risks. Our sales and earnings denominated in foreign currencies are translated into U.S. dollars for our consolidated financial statements. This translation is calculated based on average exchange rates during the reporting period. Our reported international sales and earnings could be adversely impacted in periods of a strengthening U.S. dollar.

We generally produce in the same geographic region as our products are sold. Some of our commodities are purchased in or pegged to the U.S. dollar therefore, our earnings could be adversely impacted during the periods of a strengthening U.S. dollar to other foreign currencies. We employ financial instruments to hedge certain portions of our foreign currency exposures however this will not completely insulate us from the effects of currency fluctuation.

A significant portion of our operations are conducted by joint ventures that cannot be operated for our sole benefit.

Many of our operations are carried on by joint ventures. In joint ventures we share the management of the company with one or more owners who may not have the same goals, resources or priorities as we do.

Joint ventures require attention to be paid to the relationships with our co-owners which influences each owner’s decisions. Joint ventures are intended to operate for the benefit of all owners and therefore we do not receive all the benefits from our joint ventures.

We conduct significant operations in Mexico, which could be materially and adversely affected as a result of the increased levels of violence and political disruption.

Recently, drug related violence has risen to unprecedented levels along the U.S.-Mexico border despite increased law-enforcement efforts by the Mexican and the U.S. governments. This situation presents several risks to our operations in Mexico, including, among others, that our employees may be directly affected by the violence, that our employees may elect to relocate out of the region in order to avoid the risk of violent crime to themselves or their families and that our customers may become increasingly reluctant to visit our Mexican facilities, which could delay new business opportunities and other important aspects of our business. If any of these risks materialize, our business may be materially and adversely affected.

Our lean manufacturing and other cost savings plans may not be effective.

Our operations strategy includes cutting costs by reducing production errors, inventory levels, operator motion, overproduction and operator waiting while fostering the increased flow of material, information and communication. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level anticipated by management. If we are unable to realize these anticipated savings, our operating results and financial condition may be materially adversely affected. Moreover, the implementation of cost saving plans and facilities integration may disrupt our operations and performance.

Our business could be materially adversely affected if we lost any of our largest customers or significant platforms.

While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and PSA Peugeot Citroën, on a worldwide basis represented approximately 47% of our sales. Although business with each customer is typically split among numerous contracts, if we lost a major customer, that customer significantly reduced its purchases of our products, or the customer discontinues or resources a platform that is significant to our business, whether as a result of a decline in such customer’s market share due to increased competition from Asian or other OEMs’ successful vertical integration at the customer level or otherwise, there could be a material adverse affect on our business, results of operations and financial condition.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability expenses in the future and incur significant costs to defend against these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Product recalls could cause us to incur material costs and could harm our reputation or cause us to lose customers, particularly if any such recall causes customers to question the safety or reliability of our products. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, customers are increasingly seeking to change contract terms and conditions concerning warranty and recall participation. Also, while we possess considerable historical warranty and recall data with respect to the products we currently produce, we do not have such data relating to new products, assembly programs or technologies, including any new fuel and emissions technology and systems being brought into production to allow us to accurately estimate future warranty or recall costs. In addition, the increased focus on systems integration platforms utilizing fuel and emissions technology with more sophisticated components from multiple sources could result in an increased risk of component warranty costs over which we have little or no control and for which we may be subject to an increasing share of liability to the extent any of the other component suppliers are in financial distress or are otherwise incapable of fulfilling their warranty or product recall obligations. Our costs associated with providing product warranties and responding to product recall claims could be material and we do not have insurance covering product recalls. Product liability, warranty and recall costs may have a material adverse effect on our business, results of operations and financial condition.

Work stoppages or similar difficulties could disrupt our operations.

We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year, including several in 2011. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and our business and results of operations. Additionally, a work stoppage at one or more of our suppliers, our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business. As of December 31, 2011, approximately 33% of our employees were represented by unions, approximately 10% of the unionized employees were located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have a material adverse effect on our profitability.

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

Our continued success depends on our ability to maintain advanced technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We may be unable to develop new products as successfully as in the past or to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, results of operations and financial condition could be materially adversely affected.

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

We have developed and actively pursue the development of proprietary technology in the automotive industry and rely on intellectual property laws and a number of patents in many jurisdictions to protect such technology. There can be no assurances that the protections we have available for our proprietary technology in the United States and other countries will be available to us in many places we sell our products. Therefore, we may be unable to prevent third parties from using our intellectual property without authorization. Any infringement or misappropriation of our technology that we cannot control could have a material adverse effect on our business and results of operations. If we had to litigate to protect our intellectual property rights, any proceedings could be costly, and we may not prevail. We also face increasing exposure to the claims of others for infringement of intellectual property rights. We may have material intellectual property claims asserted against us in the future and could incur significant costs or losses related to such claims. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. Claims of this sort also could harm our reputation and our relationships with our customers and might deter future customers from doing business with us. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: cease the manufacture, use or sale of the infringing products; pay substantial damages to third parties, including to customers to compensate them for the discontinued use of a product or to replace infringing technology with non-infringing technology; or expend significant resources to develop or license non-infringing products.

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

We are involved in legal proceedings as well as commercial and contractual disputes, from time to time, which may have an adverse impact on our profitability.

We are involved in legal proceedings, commercial and contractual disputes which may, at times, be significant. These claims include warranty, commercial disputes, intellectual property disputes, employment matters, tax and administrative matters and personal injury claims. We believe our reserves are adequate, however, the final liability could differ materially from our estimates and our results from operations could be affected.

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in many items including mix of earnings, debt and capital structure and other factors.

Many items could impact the Company’s effective tax rate including changes in the Company’s debt and capital structure, mix of earnings and many other factors. The Company’s overall effective tax rate is based upon the consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a consolidated or global basis, but rather on a jurisdictional, legal entity basis. Further, certain jurisdictions in which the Company operates generate losses where no current financial statement benefit is realized. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future years. Changes in rules related to accounting for income taxes, changes in tax laws and rates or adverse outcomes from tax audits that occur regularly in any of the Company’s jurisdictions could also have a significant impact on the Company’s overall effective tax rate in future periods.

Our capital structure includes a substantial amount of indebtedness and preferred stock, which impose demands on our liquidity that could have a material adverse effect on our financial condition or on our ability to obtain financing in the future.

We have a substantial amount of debt outstanding, including our Senior Notes and the debt of certain foreign subsidiaries, aggregating approximately $488.7 million that requires significant principal and interest payments, and preferred stock outstanding that may require significant preferred dividend payments. We are permitted by the terms of the Senior Notes and Senior ABL facility to incur substantial additional indebtedness, subject to the restrictions therein, which could:

•	make it more difficult for us to satisfy our obligations under the Senior Notes, the ABL facility and our preferred stock;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, since a portion of our borrowings are at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our debt and, if we so elect, cash dividend payments on our preferred stock, which would reduce the availability of our cash flow from operations to service additional debt or to fund working capital, capital expenditures or other general corporate purposes; and

•	increase our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness and to meet any dividend obligations of our preferred stock.

Our ability to make scheduled payments on our debt and meet the potential cash dividend obligations of our preferred stock or to refinance these obligations depends on our financial condition and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations and any cash dividend obligations on our preferred stock, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness or our preferred stock, which could have a material adverse effect on our business, results of operations and financial condition.

Our pension plans are currently underfunded and we may have to make cash payments to the plans, reducing the cash available for our business.

We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness or sell assets.

As of December 31, 2011, our $308.1 million projected benefit obligation, or (“PBO”), for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $213.9 million, by $94.2 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $100.1 million as of December 31, 2011. The PBO for other postretirement benefits, or OPEB, was $63.5 million as of December 31, 2011. Our estimated funding requirement for pensions and OPEB during 2012 is approximately $22.3 million. Net periodic benefit costs for U.S. and international plans, including pension benefits and OPEB, were $6.1 million, $5.2 million and $12.7 million for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. For more information, see notes 10 and 11 to the audited consolidated financial statements.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, results of operations and financial condition.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our qualified pension plans. Accounting principles generally accepted in the United States (“GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plans. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, results of operations and financial condition.

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

In accordance with our Plan of Reorganization and the Equity Commitment Agreement, our board of directors is comprised of seven directors, one of whom is our chief executive officer and two who are independent directors from our pre-emergence board of directors. In addition, each of Barclays Capital Inc., and the group of parties comprised of Capital Research and Management Company, Lord, Abbett & Co. LLC, TCW Asset Management Company and TD Asset Management Inc. nominated one non-management member of our board of directors in reasonable consultation with (but without the need for the approval of) our chief executive officer and an executive search firm, Korn/Ferry International, mutually acceptable to such parties and us. With respect to the non-management members nominated as described above, such nominations were made in consultation with the creditors’ committee appointed in the Chapter 11 cases, solely to determine whether such nominee had a prior relationship with any party that provided for the backstop of our rights offering conducted pursuant to the Plan of Reorganization (“Backstop Party”) that would reasonably be expected to influence the exercise of his or her business judgment. Finally, Oak Hill Advisors, L.P. nominated one member of our board of directors and Silver Point Capital, L.P. nominated one member.

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

The concentration of ownership of our outstanding equity in the Backstop Parties may make some transactions more difficult or impossible without the support of the Backstop Parties or more likely with the support of the Backstop Parties. The interests of any of the Backstop Parties, any other substantial stockholder or any of their respective affiliates could conflict with or differ from our interests or the interests of holders of the Senior Notes. For example, the concentration of ownership held by the Backstop Parties could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination which may otherwise be favorable for our stockholders. A Backstop Party, substantial stockholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

There are limitations on our ability to incur the full $125 million of commitments under our Senior ABL Facility. Borrowings under our Senior ABL Facility are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory, less customary reserves imposed by the agent under our Senior ABL Facility. In addition, under our Senior ABL Facility, a monthly fixed charge maintenance covenant would become applicable if excess availability under our Senior ABL Facility is at any time less than a specified percentage (or amount) of the total revolving loan commitments. If the covenant trigger were to occur, Cooper-Standard Holdings Inc. would be required to satisfy and maintain, on a consolidated basis, on the last day of each month a fixed charge coverage ratio of at least 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our Senior ABL Facility.

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

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or holders of the Senior Notes and/or amend the covenants.

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

The significant earthquake, tsunami and related damage to a nuclear plant in Japan in early 2011 caused disruptions in the distribution and supply chain in the automotive industry including a shortage of certain materials and components causing OEM and supplier plant shutdowns and adversely affecting global vehicle production volumes.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2011, our operations were conducted through 80 facilities in 19 countries, of which 71 are manufacturing facilities and nine are used for multiple purposes, including design, engineering and administration. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America and Australia. We believe that substantially all of our properties are in good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities	Owned Facilities
North America	Manufacturing Other(a)	28 3	24 —

Asia	Manufacturing Other(a)	18 2	8 —

Europe	Manufacturing Other(a)	21 3	16 —

South America	Manufacturing Other(a)	3 1	1 —

Australia	Manufacturing	1	1

(a)	Includes design, engineering or administrative locations.

Our principal owned and leased properties, and the number of facilities in each location with more than one facility are set forth below.

Location	Principal Products	Owned/Leased
North America
United States
Auburn, Indiana	Anti-Vibration Systems	Owned
Auburn Hills, Michigan(a)	Design, engineering and administration	Leased
Bowling Green, Ohio(2)(1c)	Body Sealing and Fluid Handling	Owned
Bremen, Indiana(b)	Body Sealing	Owned
East Tawas, Michigan	Fluid Handling	Owned
Fairview, Michigan	Fluid Handling	Owned
Farmington Hills, Michigan(a)	Design, engineering and administration	Leased
Gaylord, Michigan	Body Sealing	Owned
Goldsboro, North Carolina(2)	Body Sealing	Owned
Leonard, Michigan	Fluid Handling	Owned
Mt. Sterling, Kentucky	Fluid Handling	Owned
New Lexington, Ohio	Fluid Handling	Owned
Novi, Michigan(a)	Design, engineering and administration	Leased
Oscoda, Michigan	Fluid Handling	Owned
Rockford, Tennessee	Body Sealing	Owned
Spartanburg, South Carolina	Body Sealing	Owned
Surgoinsville, Tennessee	Fluid Handling	Leased
Topeka, Indiana(b)	Body Sealing	Owned
Canada
Georgetown, Ontario	Body Sealing	Owned
Glencoe, Ontario	Fluid Handling	Owned
Mitchell, Ontario	Anti-Vibration Systems	Owned
Stratford, Ontario(2)	Body Sealing	Owned
Mexico
Aguacalientes	Body Sealing	Leased
Atlacomulco	Fluid Handling	Owned
Guaymas	Fluid Handling	Leased
Juarez	Fluid Handling	Owned
Saltillo	Fluid Handling	Leased
Torreon	Fluid Handling	Owned
South America
Brazil
Camaçari	Fluid Handling	Leased
Sao Bernardo(a)	Sales & Administration	Leased
Sao Paulo	Body Sealing and Fluid Handling	Leased
Varginha	Body Sealing and Fluid Handling	Owned
Europe
Belgium
Gent	Body Sealing	Leased
Czech Republic
Zdar	Fluid Handling	Owned
France
Argenteuil(a)(b)	Design, engineering and administration	Leased
Baclair(b)(c)	Body Sealing	Leased
Creutzwald	Fluid Handling	Owned
Lillebonne(b)	Body Sealing	Owned
Rennes(b)	Body Sealing	Owned
Vitré(b)	Body Sealing	Owned

Location	Principal Products	Owned/Leased
Germany
Grünberg	Fluid Handling	Leased
Hockenheim	Fluid Handling	Owned
Lindau	Body Sealing	Owned
Mannheim	Body Sealing	Owned
Schelklingen	Fluid Handling	Owned
Italy
Battipaglia	Body Sealing	Owned
Ciriè	Body Sealing	Owned
Netherlands
Amsterdam(a)	Administration	Leased
Poland
Bielsko-Biala	Body Sealing	Owned
Czestochowa	Anti-Vibration and Body Sealing	Owned
Dzierzoniow(2)	Body Sealing	Owned
Myslenice	Body Sealing	Leased
Piotrkow	Body Sealing	Owned
Romania
Craiova	Body Sealing and Fluid Handling	Leased
United Kingdom
Coventry(a)	Design, engineering and administration	Leased
Asia Pacific
Australia
Adelaide	Industrial Products	Owned
China
Chongqing	Fluid Handling	Owned
Huai-an(b)	Body Sealing	Leased
Jingzhou(b)	Fluid Handling	Owned
Kunshan	Anti-Vibration, Body Sealing and Fluid Handling	Owned
Panyu(b)	Body Sealing	Leased
Shanghai(b)	Body Sealing	Owned
Wuhu	Body Sealing	Owned
India
Chennai	Fluid Handling	Leased
Dharuhera(b)	Body Sealing	Leased
Mumbai(b)	Anti-Vibration	Leased
Sahibabad(b)	Body Sealing	Leased
Manesar(b)	Body Sealing	Leased
Pune	Fluid Handling	Leased
Japan
Hiroshima(a)	Design, engineering and administration	Leased
Nagoya(a)	Design, engineering and administration	Leased
Korea
Cheong-Ju	Body Sealing	Owned
Gimhue	Body Sealing	Leased
Gunsan	Body Sealing and Fluid Handling	Leased
Seo-Cheon Gun	Body Sealing and Fluid Handling	Owned
Thailand
Nakon Ratchasma(b)	Body Sealing	Owned

(a)	Denotes non-manufacturing locations, including design, engineering or administrative locations.
(b)	Denotes a joint venture facility.
(c)	Denotes a location will be closed in 2012.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board since May 27, 2010 under the symbol “COSH.OB” and our warrants have been quoted on the OTC Bulletin Board since June 4, 2010 under the symbol “COSHW.OB.” No prior established public trading market existed for our common stock or warrants prior to these dates.

There currently is a limited trading market for our common stock and warrants. The following chart lists the high and low sale prices for shares of our common stock and warrants for the calendar quarters indicated through December 31, 2010 and December 31, 2011. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2010	High	Low	High	Low
June 30, 2010	$35.75	$31.50	$17.00	$14.00
September 30, 2010	$37.00	$27.45	$20.00	$13.00
December 31, 2010	$49.55	$36.00	$28.00	$15.00

	Common Stock		Warrants
2011	High	Low	High	Low
March 31, 2011	$52.00	$43.75	$35.00	$24.00
June 30, 2011	$51.50	$41.48	$30.00	$23.00
September 30, 2011	$49.75	$37.00	$26.99	$22.00
December 31, 2011	$41.50	$33.25	$20.00	$14.20

Holders of Common Stock

As of the date hereof, an aggregate of 7,543,805 shares of our common stock may be purchased upon the exercise of outstanding options, issued upon the exercise of our outstanding warrants and issued upon the conversion of our outstanding shares of 7% preferred stock.

As of February 1, 2012 we had approximately 353 holders of record of our common stock, based on information provided by our transfer agent.

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

Performance Graph

The following graph compares the cumulative total stockholder return from May 27, 2010, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2011, for Cooper-Standard Holdings Inc. existing common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on May 27, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2011.

Comparison of Cumulative Return

	Ticker	5/27/2010	12/31/2010	12/30/2011 (1)
Cooper-Standard Holdings Inc.	COSH.OB	$100.00	$130.43	$100.00
S&P 500	SPX	$100.00	$115.24	$117.63
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$142.48	$124.22

(1) Represents last trading day of the year.

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2007, 2008, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm.

The audited consolidated statements of operations, statements of changes in equity (deficit) and statements of cash flows for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011 are included elsewhere in this Annual Report on Form 10-K. The audited consolidated balance sheets as of December 31, 2010 and 2011 are included elsewhere in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

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

	Predecessor				Successor
	Year Ended December 31,			Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
	2007	2008	2009
	(dollar amounts in millions, except per share amounts)
Statement of operations:
Sales	$2,511.2	$2,594.6	$1,945.3	$1,009.1	$1,405.0	$2,853.5
Cost of products sold	2,114.1	2,260.1	1,679.0	832.2	1,172.4	2,402.9

Gross profit	397.1	334.5	266.3	176.9	232.6	450.6
Selling, administration, & engineering expenses	222.1	231.7	199.5	92.1	159.5	257.6
Amortization of intangibles	31.9	31.0	15.0	0.3	9.0	15.6
Impairment charges	146.4	33.4	363.5	-	-	-
Restructuring	26.4	38.3	32.4	5.9	0.5	52.2

Operating profit (loss)	(29.7)	0.1	(344.1)	78.6	63.6	125.2
Interest expense, net of interest income	(89.5)	(92.9)	(64.3)	(44.5)	(25.0)	(40.5)
Equity earnings	2.2	0.9	4.0	3.6	3.4	5.4
Reorganization items and fresh-start accounting adjustments, net	-	-	(17.4)	303.4	-	-
Other income (expense), net	(0.5)	(1.4)	9.9	(21.2)	4.2	7.2

Income (loss) before income taxes	(117.5)	(93.3)	(411.9)	319.9	46.2	97.3
Provision (benefit) for income taxes	32.9	29.3	(55.7)	39.9	5.1	20.8

Consolidated net income (loss)	(150.4)	(122.6)	(356.2)	280.0	41.1	76.5
Net (income) loss attributable to noncontrolling interests	(0.6)	1.1	0.1	(0.3)	(0.5)	26.3

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(151.0)	$(121.5)	$(356.1)	$279.7	$40.6	$102.8

Net income available to Cooper-Standard Holdings Inc. common stockholders					$28.7	$75.3

Basic net income per share attributable to Cooper-Standard Holdings Inc.					$1.64	$4.27

Diluted net income per share attributable to Cooper-Standard Holdings Inc.					$1.55	$3.93

Balance sheet data (at end of period):
Cash and cash equivalents	$40.9	$111.5	$380.3		$294.5	$361.7
Net working capital (1)	249.8	154.5	240.8		175.3	193.9
Total assets	2,162.3	1,818.3	1,737.4		1,853.8	2,003.8
Total non-current liabilities	1,351.6	1,346.9	263.9		745.7	779.3
Total debt (2)	1,140.2	1,144.1	204.3		476.7	488.7
Liabilities subject to compromise	-	-	1,261.9		-	-
Preferred stock	-	-	-		130.3	125.9
Total equity/(deficit)	276.8	19.7	(306.5)		563.1	601.2

Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$185.4	$136.5	$130.0	$(75.4)	$170.6	$172.3
Investing activities	(260.0)	(73.9)	(45.5)	(19.1)	(51.8)	(73.8)
Financing activities	55.0	14.1	166.1	(112.6)	(1.4)	(24.6)

Other financial data:
Capital expenditures	$107.3	$92.1	$46.1	$22.9	$54.4	$108.3

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $450.0 million of our Senior Notes, $0.5 million in capital leases, and $38.2 million of other third-party debt at December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6.” Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Basis of Presentation

The financial information included in this Annual Report on Form 10-K represents our consolidated financial position as of December 31, 2010 and 2011 and our consolidated results of operations and cash flows for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011. On May 31, 2010 we adopted “fresh-start” accounting and became a new entity for financial reporting purposes. See Note 4. “Fresh-Start Accounting” to the consolidated financial statements.

Company Overview

We design, manufacture and sell body sealing, AVS and fluid handling components, systems, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2011, approximately 81% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 19% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

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

Our OEM sales are principally generated from purchase orders issued by OEMs and as a result we have no order backlog. Once selected by an OEM to supply products for a particular platform, we typically supply those products for the life of the platform, which is normally three to five years; although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

In the year ended December 31, 2011, approximately 50% of our sales were generated in North America while approximately 50% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the U.S., Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with some of these markets.

Reorganization

On May 27, 2010, we emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. In accordance with the provisions of FASB ASC 852, “Reorganizations,” we adopted fresh-start accounting upon our emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3. “Reorganization under Chapter 11 of the Bankruptcy Code,” and Note 4. “Fresh-Start Accounting,” to the consolidated financial statements included in this Annual Report on Form 10-K.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. The expected annualized light vehicle production volumes for 2012 are 13.9 million units in North America and 18.5 million units in Europe, according to IHS Automotive in December 2011.

According to IHS Automotive, actual North American light vehicle production volumes for 2011 were 13.1 million units compared to 11.9 million units in 2010, an increase of approximately 10%, and European light vehicle production volumes were 20.1 million units for 2011 compared to 19.1 million units in 2010, an increase of approximately 5%.

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

Our business has also been impacted by our acquisition of USi and the joint venture agreement with FMEA. Our sales have increased as a result of these two acquisitions, but we continue to incur additional costs as we integrate and restructure these businesses. In evaluating these businesses, management considers EBITDA and Adjusted EBITDA as key indicators of operating performance. The following table shows combined gross margin for the acquisitions and reconciles EBITDA and Adjusted EBITDA for the acquisitions to their net loss, which is the most directly comparable financial measure in accordance with GAAP (dollars in millions):

Year Ended December 31, 2011
Sales	$157.9
Cost of products sold	153.4

Gross margin	$4.5

Net loss	$(25.3)
Provision for income tax expense	0.5
Interest expense	0.5
Depreciation and amortization	5.2

EBITDA	$(19.1)
Restructuring	40.2
Noncontrolling interest restructuring	(19.9)
Acquisition costs	0.5
Inventory write-up	0.7

Adjusted EBITDA	$2.4

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy proceedings on May 27, 2010, and the adoption of fresh-start accounting on May 31, 2010, in accordance with ASC 852, “Reorganizations,” Cooper Standard Holdings Inc. is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the year ended December 31, 2010 separately present the 2010 Predecessor Period and the 2010 Successor Period. Although the 2010 Predecessor Period and the 2010 Successor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below (dollar amounts in thousands except per share amounts).

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Sales	$1,945,259	$1,009,128	$1,405,019	$2,853,509
Cost of products sold	1,678,953	832,201	1,172,350	2,402,920

Gross profit	266,306	176,927	232,669	450,589
Selling, administration & engineering expenses	199,552	92,166	159,573	257,559
Amortization of intangibles	14,976	319	8,982	15,601
Impairment charges	363,496	-	-	-
Restructuring	32,411	5,893	488	52,206

Operating profit (loss)	(344,129)	78,549	63,626	125,223
Interest expense, net of interest income	(64,333)	(44,505)	(25,017)	(40,559)
Equity earnings	4,036	3,613	3,397	5,425
Reorganization items and fresh-start accounting adjustments, net	(17,367)	303,453	-	-
Other income (expense), net	9,919	(21,156)	4,214	7,174

Income (loss) before income taxes	(411,874)	319,954	46,220	97,263
Provision (benefit) for income tax expense	(55,686)	39,940	5,095	20,765

Consolidated net income (loss)	(356,188)	280,014	41,125	76,498
Net (income) loss attributable to noncontrolling interests	126	(322)	(549)	26,346

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(356,062)	$279,692	$40,576	$102,844

Net income available to Cooper-Standard Holdings Inc. common stockholders			$28,723	$75,260

Basic net income per share attributable to Cooper-Standard Holdings Inc.			$1.64	$4.27

Diluted net income per share attributable to Cooper-Standard Holdings Inc.			$1.55	$3.93

Year ended December 31, 2011, Seven Months Ended December 31, 2010 and Five Months Ended May 31, 2010.

Sales. Sales for the year ended December 31, 2011 were $2,853.5 million. Sales were favorably impacted by an increase in volumes in most regions and favorable foreign exchange of $70.9 million. In addition, the USi acquisition and the joint venture with FMEA provided $157.9 million of sales. Sales for the seven months ended December 31, 2010 were $1,405 million. Sales were favorably impacted by a significant increase in volume, partially offset by unfavorable foreign exchange of $29.3 million. Sales were $1,009.1 million for the five months ended May 31, 2010. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $52.5 million.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,402.9 million for the year ended December 31, 2011 and raw materials represented 51% of total cost of products sold. The period was impacted by higher material costs and other variable costs as a result of increases in production volumes, increases in commodity costs and higher labor costs due to the additional hires to support the increase in volumes. In addition, the period was impacted by the USi acquisition, the joint venture with FMEA and depreciation and amortization expense of $99.1 million. Cost of products sold was $1,172.4 million for the seven month Successor period ended December 31, 2010 and $832.2 million for the five month Predecessor period ended May 31, 2010. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% of total cost of products sold for both the Successor and Predecessor periods in 2010. Cost of products sold for the seven months ended December 31, 2010 was impacted by higher material costs and other variable costs as a result of increases in production volumes, increases in commodity costs and higher labor costs due to the additional hires to support the significant increase in volumes in most regions as well as the restoration of certain employee pay and benefits. In addition, the period was impacted by depreciation and amortization expense of $52.2 million and by an inventory cost adjustment resulting from fresh-start accounting of $8.1 million. Cost of products sold for the five months ended May 31, 2010 was impacted by higher material costs and other variable costs as a result of increases in volumes, increases in commodity costs and higher labor costs due to the additional hires to support the significant increase in volumes in most regions as well as the restoration of certain employee pay and benefits. Additionally, the period was impacted by depreciation and amortization expense of $32.1 million.

Gross Profit. Gross profit for the year ended December 31, 2011 was $450.6 million or 15.8% of sales. Gross profit and gross profit margin for the period were favorably impacted by an increase in volumes in most regions and the favorable impact of our lean savings. These positive items were partially offset by higher raw material costs and costs associated with the FMEA joint venture and the USi acquisition as we continue to integrate and restructure these businesses. Gross profit for the seven months ended December 31, 2010 and the five months ended May 31, 2010 were $232.7 million and $176.9 million, respectively. Gross profit as a percentage of sales was 16.6% for the seven months ended December 31, 2010 and 17.5% for the five months ended May 31, 2010. Gross profit and gross profit margin for these two periods were favorably impacted by a significant increase in volumes in most regions and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. The seven months ended December 31, 2010 was also impacted by the liquidation of the fair value adjustment to inventory of $8.1 million, which was recognized in cost of sales as the inventory was sold.

Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2011 was $257.6 million or 9% of sales and was favorably impacted by certain lower compensation expenses. Selling, administration and engineering expense for the seven months ended December 31, 2010 and the five months ended May 31, 2010 was $159.6 million and $92.2 million or 11.4% and 9.1% of sales, respectively. Both periods were primarily impacted by the restoration of certain employee pay and benefits.

Restructuring. Restructuring charges were $52.2 million for the year ended December 31, 2011, primarily related to the reorganization of our French body sealing operations in relationship to the joint venture with FMEA, the closure of a facility in North America, the establishment of a centralized shared services function in Europe and the transfer of certain sealing business from one of our German facilities to other sealing operations in Europe. Restructuring charges were $0.5 million for the seven months ended December 31, 2010, which were favorably impacted by a curtailment gain relating to pension benefits of $3.4 million. Restructuring expense for the five months ended May 31, 2010 were $5.9 million, primarily representing the continuation of previously announced actions.

Interest Expense, net. Net interest expense of $40.6 million for the year ended December 31, 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense for the seven months ended December 31, 2010 consisted primarily of interest on our Senior Notes. The net interest expense for the five months ended May 31, 2010 included $28 million of interest on certain prepetition debt obligations from the period August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligation was recorded when our Plan of Reorganization was approved by the claimholders.

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

Other Income (Expense). Other income for the for the year ended December 31, 2011 was $7.2 million, which primarily relates to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $2.8 million, partially offset by unrealized losses related to forward contracts of $5.3 million and loss on factoring of receivables and miscellaneous expense of $1.7 million. Other income for the seven months ended December 31, 2010 was $4.2 million, which consisted of $3.4 million of foreign currency gains and $1.5 million other income, partially offset by $0.7 million of losses on factoring of receivables. Other expense of $21.2 million for the five months ended May 31, 2010, consisted primarily of foreign currency losses.

Provision for Income Tax Expense (Benefit). For the year ended December 31, 2011, we recorded an income tax provision of $20.8 million on earnings before income taxes of $97.3 million. This compares to an income tax provision of $5.1 million on earnings before income taxes of $46.2 million for the seven months ended December 31, 2010 and an income tax provision of $39.9 million on earnings before income taxes of $319.9 million for the five months ended May 31, 2010. Income tax expense for the twelve months ended December 31, 2011 differs from the statutory rate primarily as a result of income in jurisdictions with valuation allowances offset by incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions; the distribution of income between the U.S. and foreign sources; tax credits and incentives; and other non-recurring discrete items.

Seven Months Ended December 31, 2010, Five Months Ended May 31, 2010 and Twelve Months ended December 31, 2009

Sales. Sales for the seven months ended December 31, 2010 were $1,405 million. Sales were favorably impacted by a significant increase in volume, partially offset by unfavorable foreign exchange of $29.3 million. Sales were $1,009.1 million for the five months ended May 31, 2010. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $52.5 million. Sales for the twelve months ended December 31, 2009 were $1,945.3 million.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was

$1,172.4 million for the seven month Successor period ended December 31, 2010 and $832.2 million for the five month Predecessor period ended May 31, 2010. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% of total cost of products sold for both the Successor and Predecessor periods in 2010. Cost of products sold for the seven months ended December 31, 2010 was impacted by higher material costs and other variable costs as a result of increases in production volumes, increases in commodity costs and higher labor costs due to the additional hires to support the significant increase in volumes in most regions as well as the restoration of certain employee pay and benefits. In addition, the period was impacted by depreciation and amortization expense of $52.2 million and by an inventory cost adjustment resulting from fresh-start accounting of $8.1 million. Cost of products sold for the five months ended May 31, 2010 was impacted by higher material costs and other variable costs as a result of increases in volumes, increases in commodity costs and higher labor costs due to the additional hires to support the significant increase in volumes in most regions as well as the restoration of certain employee pay and benefits. Additionally, the period was impacted by depreciation and amortization expense of $32.1 million. Cost of products sold was $1,679.0 million for the year ended December 31, 2009 and raw materials represented 45% of total cost of products sold. The period was impacted by depreciation and amortization expense of $90.4 million.

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

Interest Expense, net. Interest expense for the seven months ended December 31, 2010 consisted primarily of interest on our Senior Notes. Interest expense for the five months ended May 31, 2010 includes $28 million of interest from the period August 3, 2009 through May 27, 2010 and interest on the DIP credit agreement. The interest on the prepetition debt obligations was recorded when our Plan of Reorganization was approved by the claimholders. Interest expense for the twelve months ended December 31, 2009 includes interest prior to August 3, 2009 on all of our prepetition debt obligations and debtor-in-possession financing.

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

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of our reportable segments for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011:

	Predecessor		Successor
	Year Ended	Five Months Ended	Seven Months Ended	Year Ended
	December 31, 2009	May 31, 2010	December 31, 2010	December 31, 2011
	(dollars in thousands)
Sales to external customers
North America	$910,306	$508,738	$739,419	$1,417,281
International	1,034,953	500,390	665,600	1,436,228

Consolidated	$1,945,259	$1,009,128	$1,405,019	$2,853,509

Segment profit (loss)
North America	$(246,015)	$233,526	$58,004	$158,178
International	(165,859)	86,428	(11,784)	(60,915)

Income (loss) before income taxes	$(411,874)	$319,954	$46,220	$97,263

Year ended December 31, 2011, Seven Months Ended December 31, 2010 and Five Months Ended May 31, 2010.

North America. Sales for the year ended December 31, 2011 were $1,417.3 million. Sales were favorably impacted by an increase in sales volume and favorable foreign exchange of $13 million. Segment profit for the year ended December 31, 2011 was $158.2 million, which was favorably impacted by the increase in volumes and the favorable impact of our lean savings, partially offset by higher raw material costs and increased staffing.

Sales for the seven months ended December 31, 2010 were $739.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $10 million. Sales for the five months ended May 31, 2010 were $508.7 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $19.3 million. Segment profit for the seven months ended December 31, 2010 was $58 million, which was favorably impacted by the improved volumes and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment profit for the five months ended May 31, 2010 was $233.5 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $208.6 million was recognized in the North America segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders.

International. Sales for the year ended December 31, 2011 were $1,436.2 million. Sales were favorably impacted by an increase in sales volume in most regions, the joint venture agreement with FMEA and foreign exchange of $57.9 million. Segment loss for the year ended December 31, 2011 was $60.9 million, which was negatively impacted by the restructuring and integration costs associated with the joint venture agreement with FMEA, increased staffing, higher raw material costs and higher depreciation and amortization resulting from the adoption of fresh-start accounting in the Successor period, partially offset by improved volumes and our lean savings.

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

Seven Months Ended December 31, 2010, Five Months Ended May 31, 2010 and Twelve Months ended December 31, 2009

North America. Sales for the seven months ended December 31, 2010 were $739.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $10 million. Sales for the five months ended May 31, 2010 were $508.7 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $19.3 million. Sales for the twelve months ended December 31, 2009 were $910.3 million. Segment profit for the seven months ended December 31, 2010 was $58 million, which was favorably impacted by the improved volumes and our lean savings, partially offset by the restoration of certain employee pay and benefits and slightly higher raw material costs. Segment profit for the five months ended May 31, 2010 was $233.5 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $208.6 million was recognized in the North America segment. Segment profit also increased due to improved volumes and the favorable impact of our lean savings, partially offset by the restoration of certain employee pay and benefits, slightly higher raw material costs and recognition of interest on certain prepetition debt obligations for the period of August 3, 2009 through May 27, 2010, which was recorded when our Plan of Reorganization was approved by the claimholders. Segment loss for the twelve months ended December 31, 2009 was $246 million, which included impairment charges of $234.9 million for goodwill, intangibles and fixed assets.

International. Sales for the seven months ended December 31, 2010 were $665.6 million. Sales were favorably impacted by a significant increase in volume partially offset by unfavorable foreign exchange of $39.3 million. Sales for the five months ended May 31, 2010 were $500.4 million. Sales were favorably impacted by a significant increase in volume and favorable foreign exchange of $33.2 million. Sales for the twelve months ended December 31, 2009 were $1,035 million. Segment loss for the seven months ended December 31, 2010 was $11.8 million, which was negatively impacted by higher raw material costs, restoration of certain employee pay and benefits and unfavorable foreign exchange partially offset by the improved volumes and our lean savings. Segment profit for the five months ended May 31, 2010 was $86.4 million. As a result of the reorganization and fresh-start accounting adjustments, a gain of $94.9 million was recognized in the International segment. Segment profit was unfavorably impacted by the restoration of certain employee pay and benefits and slightly higher raw material costs partially offset by improved volumes and the favorable impact of our lean savings. Segment loss for the twelve months ended December 31, 2009 was $165.9 million, which included impairment charges of $95.2 million for goodwill, intangibles and fixed assets.

Off-Balance Sheet Arrangements

As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2010 and 2011, we had $38.3 million and $59.6 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31,

2011, total accounts receivables factored were $40.6 million, $70.3 million, and $157.5 million, respectively. Losses incurred on the sale of receivables were $0.4 million, $0.7 million and $1.6 million for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. These amounts are recorded in other income (expense) and interest expense in the consolidated statements of operations. These are permitted transactions under our credit agreement governing our Senior ABL Facility.

As part of the FMEA joint venture, SPBT had certain factoring arrangements without recourse. At December 31, 2011, the Company had $31.3 million outstanding under receivable transfer agreements without recourse. The total amount of accounts receivable factored was $100 million for the year ended December 31, 2011. The Company incurred a loss on the sale of receivables of $0.4 million for the year ended December 31, 2011. These amounts are recorded in other income (expense) and interest expense in the consolidated statements of operations.

As of December 31, 2011, we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility in addition to factoring facilities. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 9. “Debt” to the consolidated financial statements.

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations, factoring arrangements and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Cash Flows

Operating activities. Net cash provided by operations was $172.3 million for the year ended December 31, 2011, which included $30 million of use of operating assets and liabilities. The use of operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable due to increased volumes. Net cash provided by operations was $170.6 million for the seven months ended December 31, 2010, which included $63 million of changes in operating assets and liabilities. Net cash used in operations was $75.4 million for the five months ended May 31, 2010, which was a result of an increase in our working capital requirements due to the significant increase in volumes and $37.2 million of interest payments on our prepetition debt obligations and DIP facility.

Investing activities. Net cash used in investing activities was $73.8 million for the year ended December 31, 2011, which consisted primarily of $108.3 million of capital spending and $10.5 million for an investment in affiliate, partially offset by $28.4 million of cash acquired as part of the joint venture with FMEA, net of the acquisitions of USi Inc. and Sigit S.p.A, and proceeds of $16 million from the partial sale of a joint venture. Net cash used in investing activities was $51.8 million for the seven months ended December 31, 2010, which consisted of $54.4 million of capital spending, partially offset by proceeds from sale of assets and other of $2.6 million. Net cash used in investing activities was $19.1 million for the five months ended May 31, 2010, which consisted of $22.9 million of capital spending offset by proceeds from sale of assets of $3.9 million. We anticipate that we will spend approximately $110 million on capital expenditures in 2012.

Financing activities. Net cash used in financing activities totaled $24.6 million for the year ended December 31, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt of $9.9 million, payment of cash dividends of $7.1 million and repurchase of preferred stock and other of $7.6 million. Net cash used in financing activities totaled $1.4 million for the seven months ended December 31, 2010, which consisted primarily of an increase in short term debt, partially offset by dividends paid and payments on long-term debt. Net cash used in financing activities totaled $112.6 million for the five months ended May 31, 2010, which primarily resulted from activities related to our emergence from bankruptcy. Payments for settlement on our prepetition debt, DIP facility, debt issuance costs and backstop fees totaled $914.6 million. These payments were offset by cash proceeds from the rights offering conducted pursuant to our Plan of Reorganization of $355 million and our Senior Notes offering of $450 million.

Financing Arrangements

As part of our Plan of Reorganization, we issued $450 million of our Senior Notes and entered into our $125 million Senior ABL Facility. Proceeds from our Senior Notes offering, together with proceeds of the rights offering and cash on hand, were used to pay claims under the prepetition credit agreement, our DIP credit agreement and the portion of the prepetition senior notes payable in cash, in full, together with related fees and expenses. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. Our Senior Notes and Senior ABL Facility are described below. For additional information, see Note 9. “Debt” to the consolidated financial statements.

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

General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $125 million, subject to borrowing base availability, including a $45 million letter of credit sub-facility and a $20 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $25 million incremental loan facility, for a potential total Senior ABL Facility of $150 million (if requested by the Borrowers and agreed to by the lenders). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2011, subject to borrowing base availability, the Company had $125 million in availability less outstanding letters of credit of $29.8 million.

Maturity. Any borrowings under our Senior ABL Facility will mature, and the commitments of the lenders under our Senior ABL Facility will terminate, on May 27, 2014.

Borrowing base. Loan (and letter of credit) availability under our Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our Senior ABL Facility is apportioned, as follows: $100 million to the U.S. Borrower and $25 million to the Canadian Borrower.

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

Our current revenue forecast for 2012 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 13.9 million units and 18.5 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

8  1/2% Senior Notes due 2018

On May 11, 2010, CSA Escrow Corporation (the “escrow issuer”), an indirect wholly-owned non-Debtor subsidiary of the Issuer closed an offering of $450 million aggregate principal amount of its Senior Notes. The Senior Notes were issued in a private placement exempt from registration under the Securities Act. A summary description of the Senior Notes is set forth below. This description is qualified in its entirety by reference to the Senior Notes indenture.

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

The Senior Notes were initially issued in a private placement which was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the registration rights agreement between the issuer, the guarantors and the initial purchasers of the Senior Notes, we consummated a registered exchange offer in February 2011, pursuant to which we exchanged all $450 million principal amount of the outstanding privately placed Senior Notes, or “old notes,” for $450 million principal amount of new 8 1/2% Senior Notes due 2018, or “exchange notes.” The exchange notes were issued under the same indenture as the old notes and are identical to the old notes, except that the new notes have been registered under the Securities Act. References herein to the “Senior Notes” refer to the old notes prior to the consummation of the exchange offer and to the exchange notes thereafter.

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

We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under GAAP. These limitations include:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with GAAP (dollars in millions):

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Net income	$279.7	$40.6	$102.8
Provision for income tax expense	39.9	5.1	20.8
Interest expense, net of interest income	44.5	25.0	40.5
Depreciation and amortization	35.7	66.7	124.1

EBITDA	$399.8	$137.4	$288.2
Reorganization and fresh-start accounting adjustments (1)	(303.4)	-	-
Restructuring (2)	5.9	0.5	52.2
Noncontrolling interest restructuring (3)	-	-	(19.9)
Foreign exchange gains/losses (4)	17.2	(0.1)	-
Inventory write-up (5)	-	8.1	0.7
Net gain on partial sale of joint venture (6)	-	-	(11.4)
Stock-based compensation (7)	0.2	6.4	10.8
Acquisition costs (8)	-	-	2.2
Severance (9)	-	5.8	-
Other (10)	0.3	(1.6)	1.3

Adjusted EBITDA	$120.0	$156.5	$324.1

(1)	Reorganization and bankruptcy-related expense, including professional fees.

(2)	Includes cash and non-cash restructuring.
(3)	Proportionate share of restructuring costs related to FMEA joint venture.
(4)	Foreign exchange gains and losses on prepetition debt and various intercompany loans.
(5)	Write-up of inventory to fair value at the Effective Date and at the date of acquisition of USi Inc. and the FMEA joint venture, net of noncontrolling interest.
(6)	Net gain on partial sale of ownership percentage in joint venture.
(7)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(8)	Costs incurred in relationship to the FMEA joint venture agreement.
(9)	Severance costs associated with the right sizing of our German facilities.
(10)	Costs related to corporate development activities.

Working capital

Historically, we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the recent economic downturn have impacted both the amount of our receivables and somewhat the stressed ability for our customers to pay within normal terms. We believe that we currently have a strong working capital position. As of December 31, 2011, we had net cash of $361.7 million.

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

The following table summarizes the total amounts due as of December 31, 2011 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$450.0	$-	$-	$-	$450.0
Interest on debt obligations	248.6	38.2	76.5	76.5	57.4
Operating lease obligations	72.9	20.7	24.9	16.6	10.7
Other obligations(1)	66.4	60.9	5.0	0.4	0.1

Total	$837.9	$119.8	$106.4	$93.5	$518.2

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.

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

We also have minimum funding requirements with respect to our pension obligations. We expect to make normal cash contributions of approximately $19.2 million to our domestic and foreign pension plan asset portfolios in 2012. In addition we may choose to make further discretionary contributions. Our minimum funding requirements after 2012 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.1 million in 2012.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $3.3 million as of December 31, 2011 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12. “Income Taxes” to the consolidated financial statements.

In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2011 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include synthetic rubber, fabricated metal-based components, plastic components, carbon black, process oil and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable pricing. For natural rubber, procurement is managed by buying in advance of production requirements and by buying in the spot market. For other principal materials, procurement arrangements include short-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.

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

Goodwill. As of December 31, 2010 and 2011, we had recorded goodwill of approximately $137 million and $136.4 million, respectively. Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.

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

Our 2011 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. As a result of our 2010 emergence, the fair value of our Europe, South America and Asia Pacific reporting units did not substantially exceed their corresponding carrying amount.

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

In connection with the adoption of fresh-start accounting in 2010 an adjustment of $40.7 million was made to re-measure our property, plant, and equipment to their estimated fair value. See Note 4. “Fresh-Start Accounting,” to the consolidated financial statements.

Restructuring-Related Reserves. Specific accruals have been recorded in connection with restructuring initiatives, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. For additional discussion, please refer to Note 6. “Restructuring” to the consolidated financial statements.

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

We continue to maintain a valuation allowance related to our net deferred tax assets in the United States and several foreign jurisdictions. As of December 31, 2011, we had valuation allowances of $152.4 million related to tax loss and credit carryforwards and other deferred tax assets in the United States and several foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the Company has concluded that a release of a significant portion of the U.S. valuation allowance could possibly occur during the next 12 months. The required accounting for the release will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 12. “Income Taxes” to the consolidated financial statements.

Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $7.2 million and $5.5 million, respectively, for the year ended December 31, 2011.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2011 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2012 net periodic benefit cost expense by approximately $0.5 million or $1.2 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2012 net periodic benefit cost by approximately $2.8 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $53.5 million or $64 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $7.5 million in 2012.

The rate of increase in medical costs assumed for the next five years was held constant with prior years to reflect both actual experience and projected expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2012 service and interest cost components by $0.4 million or $0.3 million, respectively and the projected benefit obligations would have increased or decreased by $3.9 million or $3.1 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $1.3 million in 2012.

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

By using derivative instruments to hedge exposures to changes in foreign currency exchange and interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and we do not possess credit risk. To mitigate credit risk, it is our policy to execute such instruments with creditworthy banks and not enter into derivatives for speculative purposes.

Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2011, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing our bankruptcy filing under Chapter 11 we entered into derivative financial instruments to monitor our exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were dedesignated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Financial Instruments” and Item 8. “Financial Statements and Supplementary Data,” especially Note 22. “Fair Value of Financial Instruments” to the consolidated financial statements.

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2011 there were no forward foreign exchange contracts outstanding.

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which is included in the Company’s consolidated financial statements. The forward contract is used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts consist of hedge transactions up to April 2014. At December 31, 2011, the fair value before taxes of the Company’s undesignated derivative forward contracts was $(4.3) million.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2011, net sales outside of the United States accounted for 74% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates. We use interest rate swap contracts to mitigate our exposure to variable interest rates on outstanding variable rate debt instruments. These contracts converted certain variable rate debt obligations to fixed rate. These contracts were accounted for as cash flow hedges. At December 31, 2011 we had one interest rate swap contract outstanding with $4.3 million of notional amount pertaining to EURO denominated debt fixed at 4.14%. At December 31, 2011, the fair value before taxes of the Company’s interest rate swap is $(0.2) million.

Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any derivative instruments in 2011. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	61
Consolidated statements of operations for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	62
Consolidated balance sheets as of December 31, 2010 and December 31, 2011	63
Consolidated statements of changes in equity (deficit) for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	64
Consolidated statements of cash flows for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	66
Notes to consolidated financial statements	67
Schedule II—Valuation and Qualifying Accounts	121

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended December 31, 2011, the period from June 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to May 31, 2010, and the year ended December 31, 2009 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended December 31, 2011, the period from June 1, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 to May 31, 2010, and the year ended December 31, 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 12, 2012

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of Cooper-Standard Holdings Inc.

We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Cooper-Standard Holdings Inc., and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 12, 2012

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share amounts)

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Sales	$1,945,259	$1,009,128	$1,405,019	$2,853,509
Cost of products sold	1,678,953	832,201	1,172,350	2,402,920

Gross profit	266,306	176,927	232,669	450,589
Selling, administration & engineering expenses	199,552	92,166	159,573	257,559
Amortization of intangibles	14,976	319	8,982	15,601
Impairment charges	363,496	-	-	-
Restructuring	32,411	5,893	488	52,206

Operating profit (loss)	(344,129)	78,549	63,626	125,223
Interest expense, net of interest income	(64,333)	(44,505)	(25,017)	(40,559)
Equity earnings	4,036	3,613	3,397	5,425
Reorganization items and fresh-start accounting adjustments, net	(17,367)	303,453	-	-
Other income (expense), net	9,919	(21,156)	4,214	7,174

Income (loss) before income taxes	(411,874)	319,954	46,220	97,263
Provision (benefit) for income tax expense	(55,686)	39,940	5,095	20,765

Consolidated net income (loss)	(356,188)	280,014	41,125	76,498
Net (income) loss attributable to noncontrolling interests	126	(322)	(549)	26,346

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(356,062)	$279,692	$40,576	$102,844

Net income available to Cooper-Standard Holdings Inc. common stockholders			$28,723	$75,260

Basic net income per share attributable to Cooper-Standard Holdings Inc.			$1.64	$4.27

Diluted net income per share attributable to Cooper-Standard Holdings Inc.			$1.55	$3.93

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2011

(Dollar amounts in thousands except share amounts)

	Successor
	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$294,450	$361,745
Accounts receivable, net	380,915	433,947
Inventories, net	122,043	139,726
Prepaid expenses	20,056	26,295
Other	40,857	43,808

Total current assets	858,321	1,005,521
Property, plant and equipment, net	589,504	619,717
Goodwill	137,000	136,406
Intangibles, net	149,642	131,691
Other assets	119,309	110,453

	$1,853,776	$2,003,788

Liabilities and Equity
Current liabilities:
Debt payable within one year	$19,965	$33,093
Accounts payable	181,379	256,671
Payroll liabilities	98,722	84,591
Accrued liabilities	108,453	108,628

Total current liabilities	408,519	482,983
Long-term debt	456,758	455,559
Pension benefits	164,595	192,124
Postretirement benefits other than pensions	80,053	68,242
Deferred tax liabilities	18,337	18,803
Other liabilities	25,907	44,614

Total liabilities	1,154,169	1,262,325

Redeemable noncontrolling interest	6,215	14,344

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2010, and December 31, 2011; 1,052,444 shares issued and outstanding at December 31, 2010 and 1,007,444 shares issued and 1,003,108 shares outstanding at December 31, 2011	130,339	125,916

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2010 and December 31, 2011; 18,376,112 and 18,323,443 shares issued and outstanding at December 31, 2010 and December 31, 2011, respectively	17	17
Additional paid-in capital	478,706	485,637
Retained earnings	35,842	124,674
Accumulated other comprehensive income (loss)	45,881	(12,469)

Total Cooper-Standard Holdings Inc. equity	560,446	597,859
Noncontrolling interests	2,607	3,344

Total equity	563,053	601,203

Total liabilities and equity	$1,853,776	$2,003,788

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at December 31, 2008 - Predecessor	$2,078	3,479,100	$35	$354,894	$(280,216)	$(59,536)	$15,177	$2,407	$17,584
Issuance of common stock		3,512		88			88		88
Stock-based compensation				1,334			1,334		1,334
Comprehensive income (loss):
Net income (loss) for 2009	314				(356,062)		(356,062)	(440)	(356,502)
Other comprehensive income (loss):
Benefit plan liability, net of $1,120 tax effect						(3,499)	(3,499)		(3,499)
Currency translation adjustment	105					25,898	25,898		25,898
Fair value change of derivatives, net of ($3,843) tax effect						6,100	6,100		6,100

Comprehensive income (loss)	419						(327,563)	(440)	(328,003)

Balance at December 31, 2009 - Predecessor	2,497	3,482,612	35	356,316	(636,278)	(31,037)	(310,964)	1,967	(308,997)
Stock-based compensation				244			244		244
Deconsolidation of non-controlling interest								(1,844)	(1,844)
Comprehensive income (loss):
Net income five months ended May 31, 2010	264				279,692		279,692	58	279,750
Other comprehensive income (loss):
Benefit plan liability, net of $34 tax effect						126	126		126
Currency translation adjustment	17					(31,091)	(31,091)		(31,091)
Fair value change of derivatives, net of $194 tax effect						(81)	(81)		(81)

Comprehensive income	281						248,646	58	248,704
Reorganization and fresh start accounting adjustments	2,922	(3,482,612)	(35)	(356,560)	356,586	62,083	62,074	2,182	64,256

Balance at May 31, 2010 - Predecessor	5,700	-	-	-	-	-	-	2,363	2,363
Issuance of common stock		17,489,693	17	473,275			473,292		473,292
Initial grant awards		859,971

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
Balance at May 31, 2010 - Successor	$5,700	18,349,664	$17	$473,275	$-	$-	$473,292	$2,363	$475,655
Stock-based compensation				5,431			5,431		5,431
Initial grant awards		26,448
Dividends paid					(4,734)		(4,734)		(4,734)
Comprehensive income:
Net income seven months ended December 31, 2010	334				40,576		40,576	215	40,791
Other comprehensive income:
Benefit plan liability, net of ($489) tax effect						4,962	4,962		4,962
Currency translation adjustment	181					40,828	40,828	29	40,857
Fair value change of derivatives, net of ($36) tax effect						91	91		91

Comprehensive income	515						86,457	244	86,701

Balance at December 31, 2010 - Successor	6,215	18,376,112	17	478,706	35,842	45,881	560,446	2,607	563,053
Shares issued under stock option plans		14,945		(388)			(388)		(388)
Preferred stock redemption premium					(1,710)		(1,710)		(1,710)
Stock-based compensation, net		(67,614)		8,975	(953)		8,022		8,022
Preferred stock dividends					(7,278)		(7,278)		(7,278)
FMEA joint venture transaction	34,298			(1,656)			(1,656)		(1,656)
Accretion of redeemable noncontrolling interest	4,071				(4,071)		(4,071)		(4,071)
Comprehensive income (loss):
Net income (loss) for 2011	(27,045)				102,844		102,844	699	103,543
Other comprehensive income (loss):
Benefit plan liability, net of $2,303 tax effect						(32,620)	(32,620)		(32,620)
Currency translation adjustment	(3,195)					(25,810)	(25,810)	38	(25,772)
Fair value change of derivatives, net of ($34) tax effect						80	80		80

Comprehensive income (loss)	(30,240)						44,494	737	45,231

Balance at December 31, 2011 - Successor	$14,344	18,323,443	$17	485,637	$124,674	$(12,469)	$597,859	$3,344	$601,203

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Operating Activities:
Consolidated net income (loss)	$(356,188)	$280,014	$41,125	$76,498
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	98,801	35,333	57,687	108,473
Amortization of intangibles	14,976	319	8,982	15,601
Impairment charges	363,496	-	-	-
Reorganization items and fresh-start adjustments	17,367	(303,453)	-	-
Non-cash restructuring charges	1,268	46	468	383
Gain on bond repurchase	(9,096)	-	-	-
Amortization of debt issuance cost	10,286	11,505	714	1,253
Stock-based compensation expense	1,361	244	6,351	12,096
Gain on partial sale of joint venture	-	-	-	(11,423)
Deferred income taxes	(41,316)	31,049	(7,760)	(525)
Changes in operating assets and liabilities:
Accounts receivable	14,886	(33,553)	47,665	(27,246)
Inventories	9,914	(11,824)	7,663	(4,641)
Prepaid expenses	(974)	(6,412)	6,904	(7,356)
Accounts payable	50,081	(59,180)	(3,856)	54,883
Accrued liabilities	27,117	29,561	15,105	(38,228)
Other	(71,997)	(49,044)	(10,452)	(7,429)

Net cash provided by (used in) operating activities	129,982	(75,395)	170,596	172,339
Investing activities:
Property, plant, and equipment	(46,113)	(22,935)	(54,441)	(108,339)
Acquisition of businesses, plus cash acquired	-	-	-	28,487
Investment in affiliate	-	-	-	(10,500)
Proceeds from partial sale of joint venture	-	-	-	16,000
Proceeds from sale of fixed assets	642	3,851	2,603	599

Net cash used in investing activities	(45,471)	(19,084)	(51,838)	(73,753)
Financing activities:
Proceeds from issuance of debtor-in-possession financing	175,000	-	-	-
Payments on debtor-in-possession financing	(313)	(175,000)	-	-
Proceeds from issuance of long-term debt	-	450,000	-	-
Increase (decrease) in short term debt, net	24,104	(2,069)	3,879	(5,815)
Cash dividends paid	-	-	(3,163)	(7,116)
Principal payments on long-term debt	(11,646)	(709,574)	(2,123)	(4,047)
Issuance of common stock - Predecessor	88	-	-	-
Proceeds from issuance of preferred and common stock	-	355,000	-	-
Debt issuance cost - Predecessor	(20,592)	-	-	-
Debt issuance cost and back stop fees	-	(30,991)	-	-
Repurchase of preferred stock	-	-	-	(7,470)
Repurchase of bonds	(737)	-	-	-
Other	171	-	48	(136)

Net cash provided by (used in) financing activities	166,075	(112,634)	(1,359)	(24,584)
Effects of exchange rate changes on cash	18,147	5,528	(1,618)	(6,707)

Changes in cash and cash equivalents	268,733	(201,585)	115,781	67,295
Cash and cash equivalents at beginning of period	111,521	380,254	178,669	294,450

Cash and cash equivalents at end of period	$380,254	$178,669	$294,450	$361,745

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except note 24, per share and share amounts)

1. Description of Business

Description of business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we” or “us”), through its wholly-owned subsidiary CSA U.S., is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems and modules. The Company’s products are primarily for use in passenger vehicles and light trucks, that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company believes that they are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that they manufacture and one of the largest North American producers of AVS business. They design and manufacture their products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 71 manufacturing locations and nine design, engineering, and administrative locations in 19 countries around the world.

On May 27, 2010, the Company and certain of its U.S. and Canadian subsidiaries emerged from under Chapter 11 of the Bankruptcy Code. In accordance with the provisions of Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3. “Reorganization under Chapter 11 of the Bankruptcy Code,” and Note 4. “Fresh-Start Accounting,” to the consolidated financial statements included in this report.

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

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 40 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $22,886 and $14,601 at December 31, 2010 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2011, the Company received from NISCO a dividend of $4,750 all of which was related to earnings. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

transaction, the Company’s ownership percentage in NISCO has decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the consolidated financial statements for the year ended December 31, 2011.

The Company’s investment in Guyoung, a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $1,633 and $2,060 at December 31, 2010 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”), a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $24,344 and $24,602 at December 31, 2010 and 2011, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2011, the Company received from Huayu a dividend of $1,790 all of which was related to earnings.

During 2011, the company acquired a 20% ownership interest in NISCO Thailand, a joint venture in Thailand. This investment, accounted for under the equity method, totaled $11,296 at December 31, 2011 and is included in other assets in the accompanying consolidated balance sheets.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $993 and $3,028 at December 31, 2010 and 2011, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $345 for the year ended December 31, 2009, $258 for the five months ended May 31, 2010, $426 for the seven months ended December 31, 2010 and $1,463 for the year ended December 31, 2011.

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2010 and 2011, inventories are reflected net of reserves of $2,504 and $17,287, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

	Successor
	December 31, 2010	December 31, 2011
Finished goods	$32,690	$34,446
Work in process	27,223	34,466
Raw materials and supplies	62,130	70,814

	$122,043	$139,726

In connection with the adoption of fresh-start accounting, an $8,136 fair value write-up of inventory was recorded at May 31, 2010 in the Predecessor. Such inventory was liquidated as of December 31, 2010 by the Successor and recorded as an increase to cost of product sold. In connection with the acquisition of FMEA a $1,236 fair value write up of inventory was recorded in the second quarter of 2011. Such inventory was liquidated as of December 31, 2011 and recorded as an increase to cost of product sold.

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

Income taxes – Income tax expense in the consolidated and combined statements of operations is accounted for in accordance with ASC Topic 740, “Accounting for Income Taxes,“ which requires the recognition of deferred income taxes using the liability method.

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

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $5,813 and $3,116 at December 31, 2010 and 2011, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $8,537 and $3,685 at December 31, 2010 and 2011, respectively. Reimbursable tooling costs are recorded in accounts receivable in the accompanying consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

balance sheets if considered a receivable in the next twelve months. At December 31, 2010 and 2011, $64,457 and $90,345, respectively, were included in accounts receivable for customer-owned tooling of which $38,829 and $55,601, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting unit which is determined in accordance with ASC Topic 350 “Intangibles-Goodwill and Other.” The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each year. The 2011 annual goodwill impairment analysis resulted in no impairment.

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

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled, $62,880 for the year ended December 31, 2009, $29,130 for the five months ended May 31, 2010, $39,662 for the seven months ended December 31, 2010 and $83,906 for the year ended December 31, 2011.

Stock-based compensation – The Company measures stock-based compensation expense at fair value in accordance with accounting principles generally accepted in the United States (“GAAP”) and recognizes such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

expenses over the vesting period of the stock-based employee awards. For further information related to the Company’s stock-based compensation programs, see Note 20. “Stock-Based Compensation.”

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

Reclassifications – Certain amounts in prior periods’ financial statements have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In December 2011, Accounting Standards Update (“ASU”) 2011-05 was modified by the issuance of ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. The impact of the adoption of these ASU’s is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350).” This ASU will allow companies to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment review process. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 (early adoption is permitted). The impact of adoption is not expected to have a material impact on the consolidated financial statements.

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

3. Reorganization Under Chapter 11 of the Bankruptcy Code

Filing of Bankruptcy Cases

During the first half of 2009, the Company experienced a substantial decrease in revenues caused by the severe decline in worldwide automotive production that followed the global financial crisis that began in 2008. On August 3, 2009, the Company and each of its direct and indirect wholly-owned U.S. subsidiaries (collectively with the Company, the “Debtors”) filed voluntary petitions for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Consolidated Case No. 09-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

12743(PJW)) (the “Chapter 11 Cases”). On August 4, 2009, the Company’s Canadian subsidiary, Cooper-Standard Automotive Canada Limited, a corporation incorporated under the laws of Ontario (“CSA Canada”), commenced proceedings seeking relief from its creditors under Canada’s Companies’ Creditors Arrangement Act (the “Canadian Proceedings”) in the Ontario Superior Court of Justice in Toronto, Canada (Commercial List) (the “Canadian Court”), court file no. 09-8307-00CL. The Company’s subsidiaries and operations outside of the United States and Canada were not subject to the requirements of the Bankruptcy Code. On March 26, 2010, the Debtors filed with the Bankruptcy Court their Second Amended Joint Chapter 11 Plan of Reorganization (as amended and supplemented, the “Plan of Reorganization”) and their First Amended Disclosure Statement (as amended and supplemented, the “Disclosure Statement”). On May 12, 2010, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization (the “Confirmation Order”). CSA Canada’s plan of compromise or arrangement was sanctioned on April 16, 2010.

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

•

Common stock, 7% preferred stock and warrants. Equity securities comprised of (i) 17,489,693 shares of the Company’s common stock, (ii) 1,000,000 shares of the Company’s 7% preferred stock, which are initially convertible into 4,290,788 shares of the Company’s common stock, and (iii) 2,419,753 warrants (“warrants”) to purchase up to an aggregate of 2,419,753 shares of the Company’s common stock.

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

For further information on the Senior ABL Facility and the Senior Notes, see Note 9. “Debt.” For further information on our common stock, 7% preferred stock and warrants, see Note 19. “Equity and Redeemable Preferred Stock.”

Satisfaction of Debtor-in-Possession Financing

In connection with the commencement of the Chapter 11 Cases and the Canadian Proceedings, the Company entered into debtor-in-possession financing arrangements. On the Effective Date, all remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

amounts outstanding under the Company’s debtor-in-possession financing arrangement were repaid using proceeds of the Debtors’ exit financing. For additional information on these financing arrangements, see Note 9. “Debt.”

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

For further information regarding the resolution of certain of the Company’s other prepetition liabilities in accordance with the Plan of Reorganization, see Note 4. “Fresh-Start Accounting – Liabilities Subject to Compromise.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

	Predecessor May 31, 2010	Reorganization Adjustments (1)		Fresh-start Adjustments (9)	Successor May 31, 2010
Assets
Current assets:
Cash and cash equivalents	$200,311	$(21,642)	(2)	$-	$178,669
Restricted cash	482,234	(482,234)	(2)	-	-
Accounts receivable, net	409,041	-		-	409,041
Inventories, net	116,248	-		8,136	124,384
Prepaid expenses	26,931	(1,243)	(3)	-	25,688
Other	36,858	(68)	(2)	-	36,790

Total current assets	1,271,623	(505,187)		8,136	774,572
Property, plant and equipment, net	527,306	-		40,665	567,971
Goodwill	87,728	-		48,938	136,666	(8)
Intangibles, net	10,294	-		144,711	155,005
Other assets	125,120	4,895	(3)	(26,721)	103,294

	$2,022,071	$(500,292)		$215,729	$1,737,508

Liabilities and Equity (Deficit)
Current liabilities:
Debt payable within one year	$15,335	$-		$-	$15,335
Debtor-in-possession financing	74,813	(74,813)	(2)	-	-
Accounts payable	171,886	6,763	(4)	-	178,649
Payroll liabilities	94,427	374	(4)	(1,154)	93,647
Accrued liabilities	92,426	4,232	(4)	(9,462)	87,196

Total current liabilities	448,887	(63,444)		(10,616)	374,827
Long-term debt	458,373	-		-	458,373
Pension benefits	134,278	12,473	(4)	21,685	168,436
Postretirement benefits other than pensions	75,198	-		4,948	80,146
Deferred tax liabilities	9,218	(268)	(4)	12,267	21,217
Other long-term liabilities	21,124	1,891	(4)	7,839	30,854
Liabilities subject to compromise	1,213,781	(1,213,781)	(4)	-	-

Total liabilities	2,360,859	(1,263,129)		36,123	1,133,853
Successor preferred stock	-	128,000	(2)(4)	-	128,000
Equity (deficit):
Successor common stock	-	17	(2)(4)(7)	-	17
Successor additional paid-in capital	-	473,275	(2)(4)(7)	-	473,275
Predecessor common stock	35	(35)	(5)	-	-
Predecessor additional paid-in capital	356,560	(356,560)	(5)	-	-
Accumulated deficit	(633,481)	518,130	(6)	115,351	-
Accumulated other comprehensive loss	(62,083)	10	(4)	62,073	-

Total Cooper-Standard Holdings Inc. equity (deficit)	(338,969)	634,837		177,424	473,292
Noncontrolling interests	181	-		2,182	2,363

Total equity (deficit)	(338,788)	634,837		179,606	475,655

Total liabilities and equity (deficit)	$2,022,071	$(500,292)		$215,729	$1,737,508

(1)	Represents amounts recorded as of the Effective Date for the consummation of the Plan of Reorganization, including the settlement of liabilities subject to compromise, the satisfaction of the DIP Credit Agreement, the incurrence of new indebtedness and related cash payments, the issuances of 7% preferred stock and common stock and the cancellation of the Predecessor’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

(2)	This adjustment reflects net cash payments recorded as of the Effective Date.

Release of restricted cash (a)	$482,234
Cash received from Rights Offering	355,000
Payment of prepetition bank debt	(639,646)
Payment of prepetition senior notes	(105,227)
Repayment of DIP Credit Agreement	(75,777)
Other	(38,226)

Net cash payments	$(21,642)

(a)	Includes proceeds from issuance of long term debt held in restricted cash until the Effective Date.

(3)	This adjustment reflects the capitalization of $4,895 of debt issuance costs related to the Senior ABL Facility.

(4)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

Settlement of liabilities subject to compromise	$(1,213,781)
Liabilities settled by cash (a)	765,931
Issuance of Successor common stock, 7% preferred stock and warrants, net	258,716
Liabilities reinstated	26,891

Gain on settlement of liabilities subject to compromise	$(162,243)

(a)	Cash received from the sale of the Senior Notes and amounts received from the Rights Offering.

(5)	This adjustment reflects the cancellation of the Predecessor’s common stock.

(6)	This adjustment reflects the cumulative impact of the Reorganization Adjustments discussed above.

Gain on settlement of liabilities subject to compromise	$(162,243)
Cancellation of Predecessor’s common stock	(356,595)
Other	708

$(518,130)

(7)	A reconciliation of the reorganization value of the Successor’s common stock as of the Effective Date is shown below:

Reorganization value	$1,025,000
Less: Senior Notes	(450,000)
Other debt	(23,708)
7% preferred stock	(128,000)
Plus: Excess cash	50,000

Reorganization value of Successor’s common stock and warrants	473,292
Less: Fair value of warrants (a)	20,919

Reorganization value of Successor’s common stock	$452,373

Shares outstanding as of May 31, 2010	17,489,693
Per share value (b)	$25.87

(a)	For further information on the fair value of the warrants, see Note 19. “Equity and Redeemable Preferred Stock.”
(b)	Does not include restricted shares issued to management upon emergence that vest over 3-4 years.
(c)	The per share value of $25.87 was used to record the issuance of the Successor’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

(8)	A reconciliation of the reorganization value of the Successor’s assets and goodwill is shown below:

Reorganization value	$1,025,000
Plus:Liabilities (excluding debt and after giving effect to fresh-start accounting adjustments)	660,145
Fair value of noncontrolling interest	2,363
Excess cash	50,000

Reorganization value of Successor’s assets	1,737,508
Less:Successor’s assets (excluding goodwill and after giving effect to fresh-start accounting adjustments)	1,600,842

Reorganization value of Successor’s assets in excess of fair value - Successor’s goodwill	$136,666

(9)	Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below.

Elimination of Predecessor’s goodwill	$(87,728)
Successor’s goodwill	136,666
Elimination of Predecessor’s intangible assets	(10,294)
Successor’s intangible asset adjustment (a)	155,005
Defined benefit plans adjustment (b)	(30,680)
Inventory adjustment (c)	8,136
Property, plant and equipment adjustment (d)	40,665
Investments in non-consolidated affiliates adjustment (e)	9,021
Noncontrolling interest adjustments (e)	(2,182)
Elimination of Predecessor’s accumulated other comprehensive loss and other adjustments	(78,678)

Pretax income on fresh-start accounting adjustments	139,931
Tax related to fresh-start accounting adjustments (f)	(24,580)

Net gain on fresh-start accounting adjustments	$115,351

(a)	Intangible assets – This adjustment reflects the fair value of intangible assets determined as of the Effective Date. For further information on the valuation of intangible assets, see Note 8. “Goodwill and Intangibles.”
(b)	Defined benefit plans – This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2009 and the Effective Date. The $(30,680) is reflected in the following: pension benefits $(21,685), postretirement benefits other than pension $(4,948), other assets $(4,701), accrued payroll $(591) and accrued liabilities $1,245 line items on the Fresh-Start Consolidated Balance Sheet.
(c)	Inventory – This amount adjusts inventory to fair value as of the Effective Date, which is estimated for finished goods and work-in-process based upon the expected selling price less cost to complete, selling and disposal cost and a normal selling profit. Raw material inventory was recorded at a carrying value as such value approximates the replacement cost.
(d)	Property, plant and equipment – This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest value and best use of these assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

(e)	Investments in non-consolidated and noncontrolling interests – These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values. The adjustment to investments in non-consolidated affiliates of $9,021 is included in the other assets line item on the Fresh-Start Consolidated Balance Sheet.
(f)	Tax expense – This amount reflects the tax expense related to the fair value adjustments of inventory, property, plant and equipment, intangibles, tooling and investments and is included in the other assets $(17,313), accrued liabilities $5,000 and deferred tax liabilities $(12,267) line items on the Fresh-Start Consolidated Balance Sheet.

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

Reorganization Items and Fresh-Start Accounting Adjustments, net

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. Fresh-start accounting adjustments reflect the impact of adoption of fresh-start accounting. A summary of reorganization items and fresh-start accounting adjustments, net for the Predecessor period, is shown below:

Pretax reorganization items:
Professional and other fees	$48,701
Gain on prepetition settlement	(49,980)
Gain on settlement of liabilities subject to compromise	(162,243)

(163,522)

Pretax fresh-start accounting adjustments	(139,931)

Reorganization items and fresh-start accounting adjustments, net	$(303,453)

5. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. from Ikyuo Co. Ltd. of Japan, based in Rockford, Tennessee, for cash consideration of $6,500. USi Inc. provides an innovative hard coating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

process for use in automotive and industrial applications, which will allow the Company to expand its technology capabilities. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

To broaden product lines across Europe, the Company completed an agreement with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) on May 2, 2011, to establish a joint venture that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”). SPBT is a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA acquired as a preliminary step to the joint venture transaction. The Company contributed its French body sealing assets and obligations, which had a fair value of approximately $33,000, to the joint venture to acquire 51 percent ownership and FMEA contributed the assets and obligations of SPBT for its 49 percent ownership. SPBT changed its name to Cooper Standard France SAS (“CS France”) subsequent to the transaction.

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s consolidated balance sheet as of December 31, 2011. The Company received net cash of $38,224 as part of the transaction. Also, as part of the acquisition the Company acquired a 50 percent ownership interest in a joint venture in India.

The operating results of CS France’s operations are included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair value of SPBT assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$38,224
Accounts receivable, net	35,258
Inventories, net	18,194
Property, plant, and equipment, net	42,565
Other assets	12,969

Total assets acquired	147,210

Accounts payable	28,147
Short-term notes payable	20,474
Other current liabilities	30,998
Pension benefits	23,298
Other long-term liabilities	12,293

Total liabilities assumed	115,210

Net assets acquired	$32,000

The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This joint venture does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $4,071 for the year ended December 31, 2011. Such accretion amounts are recorded as increases to redeemable noncontrolling interests. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s consolidated balance sheets. As of December 31, 2011 the estimated redemption value of the put option is $28,910. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At December 31, 2011 there was no difference between redemption value and fair value.

On July 1, 2011, the Company purchased from Nishikawa Rubber a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity is Nishikawa Tachaplalert Cooper Limited. This joint venture is owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand. This investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheet.

During the fourth quarter of 2011, the Company acquired the automotive sealing business of Sigit S.p.A, based in Chivasso, Italy and Poland, for cash consideration of $2,391. Consolidating Sigit’s sealing capabilities into the Company’s existing operations will broaden the Company’s supply relationship with global OEM customers. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

6. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through December 31, 2011. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $5,893, $488 and $(9) for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. As of December 31, 2011 there is a liability of $609 associated with these initiatives recorded on the Company’s consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2012. The following table summarizes the activity for these initiatives for the year ended December 31, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$-	$-	$-	$-
Expense	3,489	5,336	-	8,825
Cash payments	(46)	(4,488)	-	(4,534)

Balance at December 31, 2011	$3,443	$848	$-	$4,291

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relationship to the joint venture agreement with FMEA. The estimated total cost of this initiative is $43,500 and is expected to be completed in 2012. The following table summarizes the activity for this initiative for the year ended December 31, 2011:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$-	$-	$-	$-
Expense	32,995	6,620	-	39,615
Reorganization iniative transfer	1,877	-	-	1,877
Cash payments and foreign exchange translation	(11,644)	(6,620)	-	(18,264)

Balance at December 31, 2011	$23,228	$-	$-	$23,228

In the third quarter of 2011, the Company initiated the transfer of certain sealing business from one of its German facilities to other sealing operations in Eastern Europe. The estimated total cost of this initiative is $1,900 and is expected to be completed by year-end 2012. The total severance expense incurred related to this initiative amounted to $1,898 for the year ended December 31, 2011. As of December 31, 2011 there is a liability of $1,789 associated with this initiative recorded on the Company’s consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

7. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	Successor		Estimated Useful Lives
	December 31, 2010	December 31, 2011
Land and improvements	$89,633	$92,386	10 to 25 years
Buildings and improvements	170,280	193,189	10 to 40 years
Machinery and equipment	335,300	415,828	5 to 10 years
Construction in Progress	52,497	78,884

	647,710	780,287
Accumulated depreciation	(58,206)	(160,570)

Property, plant and equipment, net	$589,504	$619,717

Depreciation expense totaled $98,801, $35,333, $57,687 and $108,473 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively.

8. Goodwill and Intangibles

Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2010 and 2011 are summarized as follows:

	North America	International	Total
Balance at January 1, 2010 - Predecessor	$87,728	$-	$87,728
Fresh-start accounting adjustments (Note 4)	28,778	20,160	48,938

Balance at May 31, 2010 - Successor	$116,506	$20,160	$136,666
Foreign exchange translation and other	(1,122)	1,456	334

Balance at January 1, 2011	$115,384	$21,616	$137,000
Foreign exchange translation	(86)	(508)	(594)

Balance at December 31, 2011	$115,298	$21,108	$136,406

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.” Our 2010 and 2011 annual goodwill impairment analysis resulted in no impairment.

Other Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2010 and 2011, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$140,124	$(8,035)	$132,089	9.6
Developed technology	9,600	(938)	8,662	5.7
Other	8,979	(88)	8,891

Balance at December 31, 2010	$158,703	$(9,061)	$149,642	9.2

Customer relationships	138,576	(21,267)	117,309	8.6
Developed technology	9,503	(2,521)	6,982	4.8
Other	7,603	(203)	7,400

Balance at December 31, 2011	$155,682	$(23,991)	$131,691	8.1

Amortization expense totaled $14,976, $319, $8,982 and $15,601 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. Estimated amortization expense will total approximately $15,600 over each of the next five years.

9. Debt

Outstanding debt consisted of the following at December 31, 2010 and 2011:

	Successor
	December 31, 2010	December 31, 2011
Senior notes	$450,000	$450,000
Other borrowings	26,723	38,652

Total debt	$476,723	$488,652
Less current portion	(19,965)	(33,093)

Total long-term debt	$456,758	$455,559

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

Senior ABL Facility

On the Effective Date, the Company, CSA U.S., CSA Canada (together with CSA U.S., the “Borrowers”) and certain subsidiaries of CSA U.S. entered into the Senior ABL Facility with certain lenders, Bank of America, N.A., as agent (the “Agent”), for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2011, no amounts were drawn under the Senior ABL Facility, but there was approximately $29,832 of letters of credit outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

The Company was in compliance with all covenants as of December 31, 2011.

Other borrowings at December 31, 2010 and 2011 reflect borrowings under capital leases, local bank lines and accounts receivable factoring, including $17,419 and $14,160 of short-term notes payable, respectively, classified in debt payable within one year on the consolidated balance sheet.

The maturities of debt at December 31, 2011 are as follows:

2012	$33,093
2013	4,737
2014	311
2015	232
2016	139
Thereafter	450,140

$488,652

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Interest paid on third party debt was $57,851, $31,898, $20,508 and $44,038 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively.

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

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. In 2010, the Company began offering a new retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $602 for the year ended December 31, 2009, $3,324 for the five months ended May 31, 2010, $6,581 for the seven months ended December 31, 2010 and $12,565 for the year ended December 31, 2011.

The following tables disclose information related to the Company’s defined benefit pension plans.

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$270,751	$128,391	$280,157	$129,852	$286,074	$136,511
Service cost - employer	870	787	1,307	1,426	1,868	3,088
Interest cost	6,279	2,877	8,973	4,032	14,746	7,865
Actuarial loss	7,189	13,121	10,554	495	25,265	6,982
Amendments	-	-	-	16	-	-
Benefits paid	(4,932)	(2,902)	(14,917)	(4,662)	(17,426)	(7,802)
Acquisition	-	-	-	-	-	22,770
Foreign currency exchange rate effect	-	(12,422)	-	8,729	-	(6,339)
Curtailment/Settlements	-	-	-	(3,405)	(387)	(390)
Transfers	-	-	-	-	(2,188)	-
Other	-	-	-	28	180	74

Projected benefit obligations at end of period	$280,157	$129,852	$286,074	$136,511	$308,132	$162,759

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$186,566	$50,746	$187,607	$51,241	$195,978	$60,557
Actual return on plans’ assets	(152)	449	19,885	5,133	807	3,232
Employer contributions	6,125	3,958	3,403	6,037	34,568	8,107
Benefits paid	(4,932)	(3,116)	(14,917)	(4,662)	(17,426)	(7,802)
Foreign currency exchange rate effect	-	(796)	-	2,808	-	(1,015)
Settlements	-	-	-	-	-	(390)

Fair value of plans’ assets at end of period	$187,607	$51,241	$195,978	$60,557	$213,927	$62,689

Funded status of the plans	$(92,550)	$(78,611)	$(90,096)	$(75,954)	$(94,205)	$(100,070)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

	Successor
	Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(550)	$(4,084)	$(814)	$(4,027)
Pension benefits (long term)	(89,546)	(75,049)	(93,391)	(98,733)
Other assets	-	3,179	-	2,690

Net amount recognized at December 31	$(90,096)	$(75,954)	$(94,205)	$(100,070)

Included in cumulative other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $14 ($11 net of taxes) and unrecognized actuarial losses of $44,471 ($43,910 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2012 are $1 and $864, respectively.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $284,324 and $131,918 at December 31, 2010 and $308,050 and $155,832 at December 31, 2011, respectively. As of December 31, 2010, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $29,942 by $3,179. As of December 31, 2011, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligation of $10,753 by $2,690.

Weighted average assumptions used to determine benefit obligations at December 31:

	Successor
	2010		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.37%	5.18%	4.67%	4.87%
Rate of compensation increase	3.25%	3.26%	0.00%	3.25%

The following table provides the components of net periodic benefit cost (income) for the plans:

	Predecessor				Successor
	Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$2,826	$2,292	$1,002	$893	$1,307	$1,426	$1,868	$3,088
Interest cost	15,146	7,146	6,278	2,871	8,973	4,032	14,746	7,865
Expected return on plan assets	(13,118)	(2,988)	(6,050)	(1,460)	(8,619)	(2,051)	(16,207)	(4,036)
Amortization of prior service cost, recognized actuarial loss and transition obligation	3,840	201	1,467	70	-	-	19	40
Curtailment gain/settlement	(159)	(261)	-	-	-	(3,405)	(387)	50
Other	-	-	-	-	-	28	180	-

Net periodic benefit cost (income)	$8,535	$6,390	$2,697	$2,374	$1,661	$30	$219	$7,007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 were:

	Predecessor				Successor
	Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.18%	6.02%	5.79%	5.36%	5.55%	5.10%	5.18%	5.30%
Expected return on plan assets	8.00%	7.11%	8.00%	6.11%	8.00%	7.29%	7.80%	7.54%
Rate of compensation increase	3.25%	3.34%	3.25%	3.50%	3.25%	3.49%	3.25%	3.77%

Plan Assets

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2010 and 2011 by asset category are approximately as follows:

	2010		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	42%	47%	37%	41%
Debt securities	18%	53%	25%	59%
Real Estate	4%	0%	4%	0%
Balanced funds(1)	30%	0%	34%	0%
Cash and cash equivalents	6%	0%	0%	0%

	100%	100%	100%	100%

(1)	Invested primarily in equity, fixed income and cash instruments.

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

Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the GAAP fair value hierarchy). Investments in Balanced Funds are valued at fair value using a market approach and inputs that are primarily directly or indirectly observable (Level 2 input based on the GAAP fair value hierarchy). Investments in Real Estate funds are primarily valued at fair value based on appraisals for each investment fund or valued at Net Asset Value depending on the investment. The appraisals are considered an unobservable input (Level 3 input based on the GAAP fair value hierarchy). For further information on the GAAP fair value hierarchy, see Note 22. “Fair Value of Financial Instruments.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, the Company’s pension plan assets at fair value as of December 31, 2010:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$61,755	$49,054	$-	$110,809
Debt securities	16,338	51,778	-	68,116
Real Estate	-	-	7,021	7,021
Balanced funds	17,884	36,227	4,254	58,365
Cash and cash equivalents	12,224	-	-	12,224

Total	$108,201	$137,059	$11,275	$256,535

The following table sets forth by level, within the fair value hierarchy established by FASB ASC Topic 820, the Company’s pension plan assets at fair value as of December 31, 2011:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$47,230	$49,768	$7,972	$104,970
Debt securities	22,769	67,244	-	90,013
Real Estate	-	8,122	-	8,122
Balanced funds	23,410	44,366	5,567	73,343
Cash and cash equivalents	168	-	-	168

Total	$93,577	$169,500	$13,539	$276,616

The following is a reconciliation for which Level three inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2010	$6,003
Net purchases	4,144
Total gains	1,128

Ending balance of assets classified as Level 3 as of December 31, 2010	$11,275

Net purchases	14,351
Total losses	(2,258)
Transfer to Level 2	(9,829)

Ending balance of assets classified as Level 3 as of December 31, 2011	$13,539

Transfers from Level 3 to Level 2 were accounts mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. It has been determined that the Company has the ability to redeem these investments at Net Asset Value as of the measurement date, therefore the investment is categorized as a Level 2 fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2012	$21,369	$6,885	$28,254
2013	19,623	7,654	27,277
2014	16,346	7,547	23,893
2015	16,992	8,577	25,569
2016	17,786	10,334	28,120
2017-2021	93,980	55,374	149,354

The Company estimates it will make cash contributions of approximately $19,000 to its pension plans in 2012.

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

The following tables disclose information related to the Company’s postretirement benefit plans.

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$57,036	$12,328	$59,380	$15,186	$57,523	$17,515
Service cost	481	163	705	308	1,196	635
Interest cost	1,341	353	1,893	506	3,004	917
Actuarial loss (gain)	1,177	2,574	(3,324)	1,109	(15,893)	2,898
Benefits paid	(690)	(238)	(1,198)	(390)	(2,084)	(1,449)
Curtailment gain	-	-	-	-	(384)	-
Plan change	-	-	17	-	-	-
Other	35	-	50	-	85	-
Foreign currency exchange rate effect	-	6	-	796	-	(448)

Benefit obligation at end of year	$59,380	$15,186	$57,523	$17,515	$43,447	$20,068

Funded status of the plans			$(57,523)	$(17,515)	$(43,447)	$(20,068)

Net amount recognized at December 31			$(57,523)	$(17,515)	$(43,447)	$(20,068)

During 2011 the Company changed its participation and opt-out assumptions for the U.S. plan resulting in the actuarial gain shown in the table above.

Included in cumulative other comprehensive loss at December 31, 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $14 net of tax and unrecognized actuarial gains of $15,296 ($16,276, net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2012 is $(1,321).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The following table provides the components of net periodic benefit costs for the plans:

	Predecessor				Successor
	Year Ended December 31, 2009		Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31, 2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,307	$446	$481	$157	$705	$308	$1,196	$635
Interest cost	3,493	796	1,341	360	1,893	506	3,004	917
Amortization of prior service cost and recognized actuarial loss	(3,182)	(108)	(1,381)	(14)	-	-	2	-
Curtailment gain	(2,656)	(748)	-	-	-	-	(384)	-
Other	160	-	35	-	50	-	85	-

Net periodic benefit cost	$(878)	$386	$476	$503	$2,648	$814	$3,903	$1,552

The curtailment gain for the year ended December 31, 2011 in the table above was recorded as a reduction to restructuring expense.

The weighted average assumed discount rate used to determine domestic benefit obligations was 5.35% and 4.70% at December 31, 2010 and 2011, respectively. The weighted-average assumed discount rate used to determine domestic net periodic benefit cost was 6.10%, 5.80%, 5.55% and 5.35% for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively.

The weighted average assumed discount rate used to determine international benefit obligations was 5.25% and 4.25% at December 31, 2010 and 2011, respectively. The weighted-average assumed discount rate used to determine international net periodic benefit cost was 7.50%, 6.80%, 5.65% and 5.25% for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively.

At December 31, 2011, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2012 was 7.87% for the U.S. and 8.0% for Non-U.S. with both grading down over time to 5.0% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$384	$(302)
Effect on projected benefit obligations	3,914	(3,138)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2012	$2,547	$559	$3,106
2013	2,613	591	3,204
2014	2,665	591	3,256
2015	2,714	589	3,303
2016	2,772	617	3,389
2017 - 2021	14,291	3,531	17,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Other post retirement benefits recorded in our consolidated balance sheets include $8,263 and $8,158 as of December 31, 2010 and 2011, respectively, for termination indemnity plans for two of our European locations.

12. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for non-controlling interests are as follows:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Domestic	$(285,177)	$161,014	$20,595	$111,884
Foreign	(126,697)	158,940	25,625	(14,621)

	$(411,874)	$319,954	$46,220	$97,263

The Company’s provision (benefit) for income taxes consists of the following:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Current
Federal	$(2,786)	$-	$-	$5,030
State	417	2,003	(91)	695
Foreign	(12,001)	6,888	12,946	15,565
Deferred
Federal	(4,850)	614	-	-
State	-	55	-	-
Foreign	(36,466)	30,380	(7,760)	(525)

	$(55,686)	$39,940	$5,095	$20,765

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Tax at U.S. statutory rate	$(144,156)	$111,984	$16,177	$34,042
State and local taxes	(5,999)	7,899	1,606	860
Tax credits	(11,433)	(1,936)	(4,179)	(4,464)
Goodwill impairment	50,712	-	-	-
Reorganization items and fresh-start accounting adjustments, net	-	(37,761)	-	-
US-Canada APA settlement	7,132	5,867	(651)	2,658
Foreign withholding taxes	861	789	1,823	2,290
Effect of foreign tax rates	(1,141)	(7,376)	(3,788)	(7,739)
Valuation allowance	39,898	(38,915)	(5,377)	(10,839)
Other, net	8,440	(611)	(516)	3,957

Income tax provision	$(55,686)	$39,940	$5,095	$20,765

Effective income tax rate	13.5%	12.5%	11.0%	21.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Payments (refunds), net for income taxes for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months December 31, 2010 and the year ended December 31, 2011 were $(1,006), $6,584, $4,367 and $20,643, respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

Under the Bankruptcy Reorganization Plan, the Company’s prepetition senior subordinated securities and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code (“IRC”) provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of the Company’s equity upon emergence from Chapter 11 bankruptcy proceedings, the Company’s U.S. net operating loss carryforward will be reduced to zero, however a portion of the Company’s tax credit carryforwards (collectively, the “Tax Attributes”) will be retained after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11 bankruptcy proceedings.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, the Company’s future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds the Company’s annual limitation, and they may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company’s Tax Attributes.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	Successor
	2010	2011
Deferred tax assets:
Postretirement and other benefits	$80,630	$67,629
Capitalized expenditures	9,015	7,221
Net operating loss and tax credit carryforwards	152,843	156,382
All other items	36,077	40,852

Total deferred tax assets	278,565	272,084
Deferred tax liabilities:
Property, plant and equipment	(48,321)	(49,884)
Intangibles	(48,717)	(42,930)
All other items	(2,193)	(121)

Total deferred tax liabilities	(99,231)	(92,935)
Valuation allowances	(155,363)	(152,373)

Net deferred tax assets	$23,971	$26,776

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Net deferred taxes in the consolidated balance sheet are as follows:

	Successor
	2010	2011
Current assets	$8,786	$14,161
Non-current assets	39,461	31,968
Current liabilities	(5,939)	(550)
Non-current liabilities	(18,337)	(18,803)

	$23,971	$26,776

At December 31, 2011, the Company’s foreign subsidiaries, primarily in France, Brazil, Germany, and UK, have operating loss carryforwards aggregating $162,000 with indefinite expiration periods while Spain has an operating loss carryforward of $20,700 with expiration dates beginning in 2012. Other foreign subsidiaries in China, Mexico, Italy, Netherlands, Poland and Korea have operating losses aggregating $78,000, with expiration dates beginning in 2013. The Company’s Polish subsidiaries have special economic zone credits totaling $22,000. The Company’s Czech Republic subsidiary has an income tax incentive totaling $4,200. The U.S. foreign tax credit carryforward is $29,400 with expiration dates beginning in 2015. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $19,700 with expiration dates beginning in 2012.

The Company continues to maintain a valuation allowance related to their net deferred tax assets in the United States and several foreign jurisdictions. As of December 31, 2011, the Company had valuation allowances of $152,400 related to tax loss and credit carryforwards and other deferred tax assets in the United States and several foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the Company has concluded that a release of a significant portion of the U.S. valuation allowance could possibly occur during the next 12 months. The required accounting for the release will involve significant tax amounts and will impact earnings in the quarter in which it is deemed appropriate to release the reserve.

Deferred income taxes have not been provided on approximately $341,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

At December 31, 2011, the Company has $3,303 ($3,373 including interest and penalties) of total unrecognized tax benefits. Of this total, $3,048 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate due primarily to the impact of the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Balance at beginning of period	$4,728	$3,218	$2,996	$2,758
Tax positions related to the current period
Gross additions	255	107	13	951
Gross reductions	-	-	(19)	-
Tax positions related to prior years
Gross additions	-	-	1,676	1,629
Gross reductions	(1,086)	(79)	(1,443)	-
Settlements	(59)	(250)	-	(1,630)
Lapses on statutes of limitations	(620)	-	(465)	(405)

Balance at end of period	$3,218	$2,996	$2,758	$3,303

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns for 2007 and 2008 during 2011. U.S. state and local jurisdictions tax claims for any taxable year prior to 2009 are generally limited to the amount of any claims they filed in the Bankruptcy Court by February 3, 2010. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2004.

During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in certain jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $552, of which an immaterial amount, if recognized, could impact the effective tax rate.

The Company classifies all tax related interest and penalties as income tax expense. The company has recorded in liabilities for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months December 31, 2010 and the year ended December 31, 2011 amounts of $436, $352, $775 and $70 respectively, for tax related interest and penalties on its consolidated balance sheet.

13. Lease Commitments

The Company rents certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $21,570, $9,525, $11,668 and $24,064 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months December 31, 2010 and the year ended December 31, 2011, respectively.

Future minimum payments for all non-cancelable operating leases are as follows:

2012	$20,687
2013	13,952
2014	10,948
2015	8,867
2016	7,752
Thereafter	10,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the accompanying balance sheets consists of:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Cumulative currency translation adjustment	$24,474	$(6,617)	$40,828	$15,018
Benefit plan liability	(33,159)	(33,067)	5,451	(29,472)
Tax effect	939	973	(489)	1,814

Net	(32,220)	(32,094)	4,962	(27,658)
Fair value change of derivatives	(22,742)	(23,017)	127	241
Tax effect	(549)	(355)	(36)	(70)

Net	(23,291)	(23,372)	91	171

	$(31,037)	$(62,083)	$45,881	$(12,469)

15. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $38,948 and $27,756 at December 31, 2010 and 2011, respectively.

Legal and Other Claims

The Company is periodically involved in claims, litigation, and various legal matters that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company. If appropriate, the Company establishes a reserve estimate for each matter and updates such estimate as additional information becomes available. Based on the information currently known to the Company, they do not believe that the ultimate resolution of any of these matters will have a material adverse effect on their financial condition, results of operations, or cash flows.

Environmental

The Company is subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims, or costs to upgrade or replace existing equipment as a result of violations of or liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2011, the Company has $10,040 reserved in other liabilities on the consolidated balance sheet on an undiscounted basis, which they believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulations, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s businesses, results of operations, and financial condition. For example, while the Company is not large emitters of greenhouse gases, laws, regulations and certain regional initiatives under consideration by the U.S. Congress, the U.S. Environmental Protection Agency, and various states, and in effect in certain foreign jurisdictions, could result in increased operating costs to control and monitor such emissions. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, such costs may be material in the future.

16. Other Income (Expense), net

The components of other income (expense) consists of:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Foreign currency gains (losses)	$4,455	$(20,779)	$3,355	$2,757
Unrealized losses related to forward contracts	-	-	-	(5,280)
Gain on debt repurchase	9,096	-	-	-
Interest rate swaps	(2,414)	-	-	-
Loss on sale of receivables	(1,218)	(377)	(715)	(1,656)
Gain on partial sale of joint venture	-	-	-	11,423
Miscellaneous income (expense)	-	-	1,574	(70)

Other income (expense)	$9,919	$(21,156)	$4,214	$7,174

17. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $21,705, $12,273, $16,032 and $28,933 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. In March 2011, the Company received from NISCO a dividend of $4,750, all of which was related to earnings. In March 2011, the Company sold a 10% ownership

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

interest in NISCO for $16,000. As a result of this transaction, the Company’s ownership percentage in NISCO decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the consolidated financial statements for the year ended December 31, 2011.

Purchases of materials from Guyoung Technology Co. Ltd., a Korean Corporation of which the Company owns approximately 20% of the common stock, totaled $4,204, $4,052, $2,894 and $2,984 for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively.

18. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

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

A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor
	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Net income attributable to Cooper-Standard Holdings Inc.	$40,576	102,844
Less: Preferred stock dividends (paid or unpaid)	(4,734)	(7,278)
Less: Premium paid for redemption of preferred stock	-	(1,710)
Less: Undistributed earnings allocated to participating securities	(7,119)	(18,596)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723	75,260

Average shares of common stock outstanding	17,489,693	17,610,614

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.64	4.27

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Successor
	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723	75,260

Average common shares outstanding	17,489,693	17,610,614
Dilutive effect of:
Common restricted stock	321,967	373,804
Preferred restricted stock	77,758	83,507
Warrants	633,933	918,537
Options	56,574	184,032

Average dilutive shares of common stock outstanding	18,579,925	19,170,494

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.55	3.93

The effect of including the convertible 7% preferred stock was excluded from the computation of weighted average diluted shares outstanding for the seven months ended December 31, 2010 and the year ended December 31, 2011, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted), is shown below:

	Successor
	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Preferred shares, as if converted	4,335,188	4,351,476
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation.	$11,853	$27,584

19. Equity and Redeemable Preferred Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2011, an aggregate of 18,323,443 shares of its common stock were issued and outstanding, net of 93,514 shares held in treasury as a result of net-share settlement for stock compensation awards.

Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of 7% preferred stock are entitled to vote (on an “as-converted” basis), together with holders of shares of common stock as one class, on all matters upon which holders of common stock have a right to vote.

Holders of common stock are entitled to receive ratably dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The 7% preferred stock restricts the Company’s ability to pay dividends on common stock (other than dividends paid in common stock) unless full cumulative preferred dividends on the 7% preferred stock have been paid (in cash or “in-kind” with additional shares of 7% preferred stock (“additional preferred shares”)) and, in the case of a cash dividend, the Company shall have offered to purchase and has purchased all additional preferred shares previously issued by it as an in-kind dividend and tendered to the Company by the holders thereof. The Senior Notes and the Senior ABL Facility also each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

Redeemable Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 2,000,000 shares of its authorized preferred stock as “7% cumulative participating convertible preferred stock.” As of December 31, 2011, 1,003,108 shares were issued and outstanding, net of 4,336 shares held in treasury as a result of net share settlement for stock compensation awards and repurchases. The 7% preferred stock ranks senior to the common stock and all other classes or series of the Company’s capital stock, except for any class or series that ranks on a parity with the 7% preferred stock (“junior securities”). In the event of the Company’s liquidation, dissolution or winding up, holders of 7% preferred stock are entitled to priority in payments in an amount equal to the greater of (x) the stated value of the 7% preferred stock (currently one hundred dollars, subject to adjustments) (the “stated value”) plus accrued and unpaid cumulative preferred dividends and (y) the amount such share of 7% preferred stock would be entitled to receive if such share had been converted into shares of common stock (i.e. on an “as-converted” basis).

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

The Company may cause the conversion of some or all of the 7% preferred stock at any time after May 27, 2013 if, among other things, (i) the closing sale price of the common stock exceeded 155% of the conversion price for a specified period and (ii) the common stock has been listed on the New York Stock Exchange or NASDAQ. The Company may also cause the conversion of all shares of 7% preferred stock immediately prior to the consummation of an underwritten initial public offering of the common stock if (i) the holders of two-thirds of the then outstanding shares of 7% preferred stock approve the conversion and (ii) the common stock has been listed on the NYSE or NASDAQ.

In the event of certain transactions in which all of the common stock is converted into the right to receive cash (a “cash transaction”), the Company may, at its option, cause all of the shares of 7% preferred stock to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

The following table summarizes the Company’s 7% preferred stock activity for the seven months ended December 31, 2010 and for the year ended December 31, 2011:

	Successor
	Preferred Shares	Preferred Stock

Preferred stock at June 1, 2010	1,000,000	$128,000
Stock-based compensation	41,664	920
Preferred stock dividends	10,780	1,419

Preferred stock at December 31, 2010	1,052,444	$130,339
Stock-based compensation	-	1,549
Repurchased preferred stock shares	(46,658)	(5,972)
Forfeited shares	(2,678)	-

Preferred stock at December 31, 2011	1,003,108	125,916

On July 19, 2010, the Company paid a dividend to holders of its outstanding 7% preferred stock in the form of 10,780 additional shares of 7% preferred stock.

20. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

Predecessor

Prior to the Effective Date, the Company established the 2004 Cooper-Standard Holdings Inc. Stock Incentive Plan (“Stock Incentive Plan”), which permitted the granting of nonqualified and incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to employees and directors. In addition, in December 2006 the Company established the Management Stock Purchase Plan, which provided participants the opportunity to “purchase” Company stock units. On the Effective Date, outstanding awards under the Stock Incentive Plan and Management Stock Purchase Plan were cancelled in accordance with the terms of the Plan of Reorganization. Total compensation expense recognized under these plans amounted to $1,361 and $244 for the year ended December 31, 2009 and the five months ended May 31, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

In 2011, the Company’s Board of Directors approved adoption of the Omnibus Plan. The Omnibus Plan replaces the Management Incentive Plan and provides for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units, restricted preferred stock, incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.

In accordance with the Management Incentive Plan and the Omnibus Plan stock based compensation awards that settle in shares of Company stock, may be delivered on a gross settlement basis or a net settlement basis, as determined by the recipient.

The compensation expense related to stock options and restricted stock granted to key employees and directors of the Company in connection with the Company’s emergence from bankruptcy, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted under the Management Incentive Plan. An additional 147,000 options to purchase common stock were granted under the 2011 Omnibus Incentive Plan to key employees and directors. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three or four years from the date of grant.

A summary of stock option transactions and related information for the year ended December 31, 2011 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	838,952	$25.52
Granted	147,000	$46.00
Exercised	(66,667)	$25.52		$599
Forfeited	(99,357)	$26.16

Outstanding at December 31, 2011	819,928	$29.11	8.6	$4,415

Exercisable at December 31, 2011	138,153	$25.52	8.4	$1,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The aggregate intrinsic value in the table above represents the total excess of the $34.50 closing price of Cooper Standard Holdings Inc. common shares on the last trading day of 2011 over the excess price of the stock option, multiplied by the related number of options exercised, outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in fair market value of the Company’s common stock.

Total compensation expense recognized for stock options amounted to $1,493 and $3,198 for the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. As of December 31, 2011, unrecognized compensation expense for stock options amounted to $7,083. Such cost is expected to be recognized over a weighted average period of approximately 2.4 years.

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method. The risk free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value of the shares that are accounted for under ASC Topic 718 was estimated at the date of the grant using the Black-Scholes option pricing model and the following weighted average assumptions were used for the 2010 and 2011 grants:

	2010	2011
Expected volatility	40.00%	45.83%
Dividend yield	0.00%	0.00%
Expected option life - years	6.25	6.00
Risk-free rate	3.4%	1.9% -2.9%
Weighted average fair value of options granted	$11.42	$20.53

Restricted Common Shares and Units. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted under the Management Incentive Plan. An additional 52,140 restricted common stock and units were granted under the 2011 Omnibus Incentive Plan to key employees and directors. The fair value of the restricted shares of common stock and units is determined based on the closing sales price of the common stock on the date of grant. The restricted shares of common stock and units vest over three or four years.

A summary of restricted common shares and units transactions and related information for the year ended December 31, 2011 is presented below:

	Restricted Common Shares and Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	888,419	$25.52
Granted	52,140	$44.20
Vested	(261,801)	$25.52
Forfeited	(58,920)	$25.74

Non-vested at December 31, 2011	619,838	$27.07

Total compensation expense recognized for restricted shares of common stock and units amounted to $3,938 and $7,062 for the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. As of December 31, 2011, unrecognized compensation expense for restricted shares of common stock and units amounted to $12,751. Such cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Restricted Preferred Stock. On the Effective Date, 41,664 restricted preferred stock shares were granted. On July 19, 2010, the Company paid a stock dividend of 435 restricted preferred shares on the 41,664 restricted preferred stock shares outstanding. Restricted preferred stock vest over three or four years from the date of grant. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant.

A summary of restricted preferred stock transactions and related information for the year ended December 31, 2011 is presented below:

	Restricted Preferred Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	42,099	$127.77
Granted	-	$-
Vested	(12,338)	$127.77
Forfeited	(2,678)	$127.77

Non-vested at December 31, 2011	27,083	$127.77

As of December 31, 2010 there were 42,099 preferred stock shares outstanding, all of which were restricted and convertible into 180,637 shares of common stock. As of December 31, 2011 there were 27,083 restricted preferred stock shares outstanding. These restricted preferred stock shares are convertible into 116,207 shares of common stock. Total compensation expense recognized for restricted preferred stock totaled $920 and $1,573 for the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. As of December 31, 2011, unrecognized compensation expense for restricted preferred stock amounted to $2,584. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

21. Business Segments

ASC Topic 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in two segments, North America and International. The Company’s principal product lines within each of these segments are body and chassis products and fluid handling products.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

The following table details information on the Company’s business segments:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Sales to external customers
North America	$910,306	$508,738	$739,419	$1,417,281
International	1,034,953	500,390	665,600	1,436,228

Consolidated	$1,945,259	$1,009,128	$1,405,019	$2,853,509

Intersegment sales
North America	$4,377	$1,757	$2,640	$7,939
International	5,467	3,206	4,488	8,457
Eliminations and other	(9,844)	(4,963)	(7,128)	(16,396)

Consolidated	$-	$-	$-	$-

Segment profit (loss)
North America	$(246,015)	$233,526	$58,004	$158,178
International	(165,859)	86,428	(11,784)	(60,915)

Income (loss) before income taxes	$(411,874)	$319,954	$46,220	$97,263

Restructuring cost included in segment profit (loss)
North America	$8,624	$851	$485	$6,250
International	23,787	5,042	3	45,956

Consolidated	$32,411	$5,893	$488	$52,206

Net interest expense included in segment profit
North America	$31,013	$22,181	$12,593	$17,142
International	33,320	22,324	12,424	23,417

Consolidated	$64,333	$44,505	$25,017	$40,559

Depreciation and amortization expense
North America	$63,377	$18,843	$35,559	$60,898
International	50,400	16,809	31,110	63,176

Consolidated	$113,777	$35,652	$66,669	$124,074

Capital expenditures
North America	$14,194	$9,120	$21,197	$41,822
International	30,076	11,542	29,366	57,227
Eliminations and other	1,843	2,273	3,878	9,290

Consolidated	$46,113	$22,935	$54,441	$108,339

Segment assets
North America			$763,401	$752,082
International			878,161	1,020,410
Eliminations and other			212,214	231,296

Consolidated			$1,853,776	$2,003,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31, 2011
Revenues
United States	$516,411	$277,109	$382,089	$752,627
Canada	175,670	102,863	141,988	281,560
Mexico	218,225	128,766	215,342	383,094
Germany	277,859	118,314	149,404	293,293
France	106,416	54,617	73,272	303,925
Other	650,678	327,459	442,924	839,010

Consolidated	$1,945,259	$1,009,128	$1,405,019	$2,853,509

Tangible long-lived assets
United States			$122,866	$133,778
Canada			50,487	45,687
Mexico			51,141	50,344
Germany			121,328	111,665
France			43,725	74,227
Other			199,957	204,016

Consolidated			$589,504	$619,717

Sales to customers of the Company which contributed ten percent or more of its total consolidated sales and the related percentage of consolidated Company sales for 2009, 2010 and 2011 are as follows:

Customer	2009 Percentage of Combined Net Sales	2010 Percentage of Combined Net Sales	2011 Percentage of Combined Net Sales
Ford	31%	28%	26%
General Motors	14%	16%	14%

22. Fair Value of Financial Instruments

Fair values of the Senior Notes approximated $477,563 and $462,375 at December 31, 2010 and 2011, respectively, based on quoted market prices, compared to the recorded value of $450,000.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statement of operations. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in AOCI in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk.

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts consist of hedge transactions up to April 2014. At December 31, 2011, the fair value before taxes of the Company’s undesignated derivative forward contracts was $4,269 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other expense. The unrealized loss for the year ended December 31, 2011 was $5,280.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was $1,516 for the year ended December 31, 2011. At December 31, 2011 all forward foreign exchange contracts were settled.

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of December 31, 2011, the USD notional amount of this contract was $4,290. At December 31, 2011, the fair value before taxes of the Company’s interest rate swap contract was $156 and is recorded in accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet with the offset AOCI, net of deferred taxes. The amounts reclassified from AOCI into interest expense for this swap were $102, $132, and $158 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $84. The maturity date of this interest rate swap contract is September 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2010 and 2011, are shown below:

	Successor - December 31, 2010
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(300)	$-	$-	$(300)

Total	$(300)	$-	$-	$(300)

	Successor - December 31, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(156)	$-	$-	$(156)
Forward foreign exchange contracts	(4,269)	-	-	(4,269)

Total	$(4,425)	$-	$-	$(4,425)

A reconciliation of changes in assets and liabilities related to derivative instruments measured at fair value using the market and income approach adjusted for our and our counterparty’s credit risks for the year ended December 31, 2011, is shown below:

Net Derivative Liabilities
Beginning Balance as of January 1, 2011	$300
Total losses (realized or unrealized) included in earnings (or changes in net liabilities)	6,657
Included in other comprehensive income	(144)
Settlements	(2,388)

Ending Balance as of December 31, 2011	$4,425

The amount of total (gains) or losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) or losses relating to assets still held at the reporting date	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the period (above) are reported in cost of products sold and other income (expense):

Successor
Year Ended December 31, 2011
Total losses included in earnings (or changes in net liabilities) for the period (above)	$6,657
Change in unrealized losses relating to assets still held at the reporting date	-

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis see Note 2. “Significant Accounting Policies,” Note 4. “Fresh-Start Accounting,” Note 5. “Acquisitions,” Note 6. “Restructuring,” Note 7. “Property, Plant and Equipment,” and Note 8. “Goodwill and Intangibles.”

23. Selected Quarterly Information (Unaudited)

	Predecessor		Successor
2010	First Quarter	Two Months Ended May 31, 2010	One Month Ended June 30, 2010	Third Quarter	Fourth Quarter
Sales	$596,324	$412,804	$215,642	$585,650	$603,727
Gross profit	104,504	72,423	33,767	102,091	96,811
Consolidated net income	3,668	276,346	4,940	21,009	15,176
Net income attributable to Cooper-Standard Holdings Inc.	3,409	276,283	4,930	20,833	14,813
Net income available to Cooper-Standard Holdings Inc. common stockholders			3,218	15,116	10,395
Basic net income per share attributable to Cooper-Standard Holdings Inc.			$0.18	$0.86	$0.59
Diluted net income per share attributable to Cooper-Standard Holdings Inc.			$0.18	$0.83	$0.55

	Successor
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$688,772	$760,460	$708,544	$695,733
Gross profit	120,766	123,708	108,559	97,556
Consolidated net income	45,287	1,653	8,099	21,459
Net income attributable to Cooper-Standard Holdings Inc.	44,935	19,022	15,658	23,229
Net income available to Cooper-Standard Holdings Inc. common stockholders	34,533	13,749	11,080	15,871
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.97	$0.78	$0.63	$0.90
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.78	$0.71	$0.58	$0.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$333.9	$404.6	$1,286.1	$(79.3)	$1,945.3
Cost of products sold	-	288.1	326.9	1,143.3	(79.3)	1,679.0
Selling, administration, & engineering expenses	-	77.4	30.4	91.7	-	199.5
Amortization of intangibles	-	10.2	0.9	3.9	-	15.0
Impairment charges	-	240.7	31.6	91.2	-	363.5
Restructuring	-	4.3	1.0	27.1	-	32.4

Operating profit (loss)	-	(286.8)	13.8	(71.1)	-	(344.1)
Interest expense, net of interest income	-	(51.8)	-	(12.5)	-	(64.3)
Equity earnings	-	0.1	1.5	2.4	-	4.0
Reorganization items, net	-	(17.4)	-	-	-	(17.4)
Other income (expense), net	-	23.4	(1.4)	(12.1)	-	9.9

Income (loss) before income taxes	-	(332.5)	13.9	(93.3)	-	(411.9)
Provision for income tax expense (benefit)	-	65.0	(2.7)	(118.0)	-	(55.7)

Income (loss) before equity in income (loss) of subsidiaries	-	(397.5)	16.6	24.7	-	(356.2)
Equity in net income (loss) of subsidiaries	(356.1)	41.4	-	-	314.7	-

Consolidated net income (loss)	(356.1)	(356.1)	16.6	24.7	314.7	(356.2)
Net loss attributable to noncontrolling interest	-	-	-	0.1	-	0.1

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(356.1)	$(356.1)	$16.6	$24.8	$314.7	$(356.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	-	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	-	41.9	-	50.2	-	92.1
Amortization of intangibles	-	0.2	-	0.1	-	0.3
Restructuring	-	0.1	0.1	5.7	-	5.9

Operating profit (loss)	-	(16.9)	41.3	54.2	-	78.6
Interest expense, net of interest income	-	(32.7)	-	(11.8)	-	(44.5)
Equity earnings	-	-	2.6	1.0	-	3.6
Reorganization items, net	-	160.0	(2.7)	146.1	-	303.4
Other income (expense)	-	4.2	0.4	(25.8)	-	(21.2)

Income before income taxes	-	114.6	41.6	163.7	-	319.9
Provision for income tax expense (benefit)	-	39.5	(35.2)	35.6	-	39.9

Income before equity in income of subsidiaries	-	75.1	76.8	128.1	-	280.0
Equity in net income of subsidiaries	279.7	204.6	-	-	(484.3)	-

Consolidated net income	279.7	279.7	76.8	128.1	(484.3)	280.0
Net income attributable to noncontrolling interest	-	-	-	(0.3)	-	(0.3)

Net income attributable to Cooper-Standard Holdings Inc.	$279.7	$279.7	$76.8	$127.8	$(484.3)	$279.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$248.7	$333.2	$883.9	$(60.8)	$1,405.0
Cost of products sold	-	212.5	269.8	750.9	(60.8)	1,172.4
Selling, administration, & engineering expenses	-	79.7	9.4	70.4	-	159.5
Amortization of intangibles	-	6.5	-	2.5	-	9.0
Restructuring	-	0.2	0.2	0.1	-	0.5

Operating profit (loss)	-	(50.2)	53.8	60.0	-	63.6
Interest expense, net of interest income	-	(21.2)	-	(3.8)	-	(25.0)
Equity earnings	-	0.2	1.9	1.3	-	3.4
Other income (expense), net	-	33.2	0.4	(29.4)	-	4.2

Income (loss) before income taxes	-	(38.0)	56.1	28.1	-	46.2
Provision for income tax expense (benefit)	-	(5.0)	7.3	2.8	-	5.1

Income (loss) before equity in income (loss) of subsidiaries	-	(33.0)	48.8	25.3	-	41.1
Equity in net income of subsidiaries	40.6	73.6	-	-	(114.2)	-

Consolidated net income	40.6	40.6	48.8	25.3	(114.2)	41.1
Net income attributable to noncontrolling interest	-	-	-	(0.5)	-	(0.5)

Net income attributable to Cooper-Standard Holdings Inc.	$40.6	$40.6	$48.8	$24.8	$(114.2)	$40.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$498.4	$607.5	$1,888.2	$(140.6)	$2,853.5
Cost of products sold	-	407.8	495.1	1,640.6	(140.6)	2,402.9
Selling, administration, & engineering expenses	-	109.8	0.6	147.2	-	257.6
Amortization of intangibles	-	11.1	-	4.5	-	15.6
Restructuring	-	0.4	5.9	45.9	-	52.2

Operating profit (loss)	-	(30.7)	105.9	50.0	-	125.2
Interest expense, net of interest income	-	(28.5)	-	(12.0)	-	(40.5)
Equity earnings	-	1.2	1.0	3.2	-	5.4
Other income (expense), net	-	44.1	13.0	(49.9)	-	7.2

Income (loss) before income taxes	-	(13.9)	119.9	(8.7)	-	97.3
Provision for income tax expense (benefit)	-	(0.8)	6.1	15.5	-	20.8

Income (loss) before equity in income of subsidiaries	-	(13.1)	113.8	(24.2)	-	76.5
Equity in net income of subsidiaries	102.8	115.9	-	-	(218.7)	-

Consolidated net income (loss)	102.8	102.8	113.8	(24.2)	(218.7)	76.5
Net loss attributable to noncontrolling interest	-	-	-	26.3	-	26.3

Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$102.8	$113.8	$2.1	$(218.7)	$102.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$163.0	$-	$131.5	$-	$294.5
Accounts receivable, net	-	54.3	72.6	254.0	-	380.9
Inventories	-	17.4	28.3	76.3	-	122.0
Prepaid Expenses	-	4.3	0.6	15.2	-	20.1
Other	-	16.4	(5.2)	29.6	-	40.8

Total current assets	-	255.4	96.3	506.6	-	858.3
Investments in affiliates and intercompany accounts, net	560.5	384.5	934.5	(206.6)	(1,623.8)	49.1
Property, plant, and equipment, net	-	68.1	71.5	449.9	-	589.5
Goodwill	-	111.1	-	25.9	-	137.0
Other assets	-	105.7	(8.5)	122.7	-	219.9

	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$19.9	$-	$19.9
Accounts payable	-	34.2	25.5	121.7	-	181.4
Accrued liabilities	-	79.8	11.2	116.2	-	207.2

Total current liabilities	-	114.0	36.7	257.8	-	408.5
Long-term debt	-	450.0	-	6.8	-	456.8
Other liabilities	-	153.7	5.9	129.3	-	288.9

Total liabilities	-	717.7	42.6	393.9	-	1,154.2
Redeemable noncontrolling interest	-	-	-	6.2	-	6.2
Preferred Stock	-	130.3	-	-	-	130.3
Total Cooper-Standard Holdings Inc. stockholders’ equity	560.5	76.8	1,051.2	495.8	(1,623.8)	560.5
Noncontrolling interest	-	-	-	2.6	-	2.6

Total equity	560.5	76.8	1,051.2	498.4	(1,623.8)	563.1

Total liabilities and equity	$560.5	$924.8	$1,093.8	$898.5	$(1,623.8)	$1,853.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$189.6	$-	$172.1	$-	$361.7
Accounts receivable, net	-	66.8	74.8	292.3	-	433.9
Inventories	-	18.8	24.2	96.7	-	139.7
Prepaid expenses	-	5.2	0.4	20.7	-	26.3
Other	-	23.1	2.0	18.8	-	43.9

Total current assets	-	303.5	101.4	600.6	-	1,005.5
Investments in affiliates and intercompany accounts, net	597.9	290.9	1,050.0	(164.9)	(1,719.5)	54.4
Property, plant, and equipment, net	-	77.8	64.6	477.3	-	619.7
Goodwill	-	111.1	-	25.3	-	136.4
Other assets	-	97.6	(5.8)	96.0	-	187.8

	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$33.1	$-	$33.1
Accounts payable	-	48.3	30.9	177.5	-	256.7
Accrued liabilities	-	48.9	9.0	135.3	-	193.2

Total current liabilities	-	97.2	39.9	345.9	-	483.0
Long-term debt	-	450.0	-	5.6	-	455.6
Other liabilities	-	164.1	5.9	153.8	-	323.8

Total liabilities	-	711.3	45.8	505.3	-	1,262.4
Redeemable noncontrolling interest	-	-	-	14.3	-	14.3
Preferred stock	-	125.9	-	-	-	125.9
Total Cooper-Standard Holdings Inc. stockholders’ equity	597.9	43.7	1,164.4	511.4	(1,719.5)	597.9
Noncontrolling interest	-	-	-	3.3	-	3.3

Total equity	597.9	43.7	1,164.4	514.7	(1,719.5)	601.2

Total liabilities and equity	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$-	$(32.3)	$9.1	$153.1	$-	$129.9
INVESTING ACTIVITIES
Property, plant, and equipment	-	(4.3)	(7.0)	(34.8)	-	(46.1)
Fixed asset proceeds	-	-	0.2	0.4	-	0.6

Net cash used in investing activities	-	(4.3)	(6.8)	(34.4)	-	(45.5)
FINANCING ACTIVITIES
Increase in short-term debt	-	81.7	-	96.5	-	178.2
Principal payments on long-term debt	-	(2.3)	-	(9.3)	-	(11.6)
Repurchase of bonds	-	(0.7)	-	-	-	(0.7)
Other	-	10.5	(1.7)	(8.6)	-	0.2

Net cash provided by (used in) financing activities	-	89.2	(1.7)	78.6	-	166.1
Effects of exchange rate changes on cash	-	(1.1)	0.1	19.3	-	18.3
Changes in cash and cash equivalents	-	51.5	0.7	216.6	-	268.8
Cash and cash equivalents at beginning of period	-	40.0	-	71.5	-	111.5

Cash and cash equivalents at end of period	$-	$91.5	$0.7	$288.1	$-	$380.3

Depreciation and amortization	$-	$26.8	$22.3	$64.7	$-	$113.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$-	$(122.8)	$(0.3)	$47.7	$-	$(75.4)
INVESTING ACTIVITIES
Property, plant, and equipment	-	(3.0)	(4.0)	(15.9)	-	(22.9)
Fixed asset proceeds	-	-	3.6	0.2	-	3.8

Net cash used in investing activities	-	(3.0)	(0.4)	(15.7)	-	(19.1)
FINANCING ACTIVITIES
Decrease in short-term debt	-	(75.0)	-	(102.1)	-	(177.1)
Principal payments on long-term debt	-	(595.5)	-	(114.0)	-	(709.5)
Proceeds from issuance of stock	-	355.0	-	-	-	355.0
Debt issuance costs	-	(30.9)	-	(0.1)	-	(31.0)
Proceeds from issuance of long-term debt	-	450.0	-	-	-	450.0

Net cash provided by (used in) financing activities	-	103.6	-	(216.2)	-	(112.6)
Effects of exchange rate changes on cash	-	(0.3)	-	5.8	-	5.5
Changes in cash and cash equivalents	-	(22.5)	(0.7)	(178.4)	-	(201.6)
Cash and cash equivalents at beginning of period	-	91.5	0.7	288.1	-	380.3

Cash and cash equivalents at end of period	$-	$69.0	$-	$109.7	$-	$178.7

Depreciation and amortization	$-	$6.5	$6.6	$22.6	$-	$35.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$3.2	$65.0	$6.3	$96.1	$-	$170.6
INVESTING ACTIVITIES
Property, plant, and equipment	-	(10.2)	(6.3)	(37.9)	-	(54.4)
Fixed asset proceeds	-	2.3	-	0.3	-	2.6

Net cash used in investing activities	-	(7.9)	(6.3)	(37.6)	-	(51.8)
FINANCING ACTIVITIES
Increase in short-term debt	-	-	-	3.9	-	3.9
Principal payments on long-term debt	-	(0.1)	-	(2.0)	-	(2.1)
Other	(3.2)	37.0	-	(37.0)	-	(3.2)

Net cash used in financing activities	(3.2)	36.9	-	(35.1)	-	(1.4)
Effects of exchange rate changes on cash	-	-	-	(1.6)	-	(1.6)
Changes in cash and cash equivalents	-	94.0	-	21.8	-	115.8
Cash and cash equivalents at beginning of period	-	69.0	-	109.7	-	178.7

Cash and cash equivalents at end of period	$-	$163.0	$-	$131.5	$-	$294.5

Depreciation and amortization	$-	$17.1	$10.3	$39.3	$-	$66.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$7.1	$31.7	$(2.3)	$135.8	$-	$172.3
INVESTING ACTIVITIES
Property, plant, and equipment	-	(23.1)	(13.4)	(71.8)	-	(108.3)
Acquisition of business., plus cash acquired	-	-	-	28.4	-	28.4
Investment in affiliates	-	(10.5)	-	-	-	(10.5)
Proceeds from partial sale of joint venture	-	-	16.0	-	-	16.0
Proceeds from the sale of assets	-	-	0.5	0.1	-	0.6

Net cash provided by (used in) investing activities	-	(33.6)	3.1	(43.3)	-	(73.8)
FINANCING ACTIVITIES
Decrease in short-term debt	-	-	-	(5.8)	-	(5.8)
Principal payments on long-term debt	-	-	-	(4.0)	-	(4.0)
Repurchase of preferred stock	-	(7.5)	-	-	-	(7.5)
Other	(7.1)	36.0	(0.8)	(35.4)	-	(7.3)

Net cash provided by (used in) financing activities	(7.1)	28.5	(0.8)	(45.2)	-	(24.6)
Effects of exchange rate changes on cash	-	-	-	(6.7)	-	(6.7)
Changes in cash and cash equivalents	-	26.6	-	40.6	-	67.2
Cash and cash equivalents at beginning of period	-	163.0	-	131.5	-	294.5

Cash and cash equivalents at end of period	$-	$189.6	$-	$172.1	$-	$361.7

Depreciation and amortization	$-	$28.5	$16.3	$79.3	$-	$124.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 24, per share and share amounts)

25. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At December 31, 2010 and 2011 (excluding the FMEA arrangements discussed below), the Company had $38,347 and $59,559, respectively, outstanding under receivable transfer agreements entered into by various locations. The total amount of accounts receivable factored was $40,592 for the five months ended May 31, 2010, $70,297 for the seven months ended December 31, 2010 and $157,526 for the year ended December 31, 2011. The Company incurred a loss on the sale of receivables of $377, $715 and $1,635 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011, respectively; these amounts are recorded in other income (expense) and interest expense in the consolidated statements of operations. These are permitted transactions under the Company’s credit agreement.

As part of the FMEA joint venture, SPBT had certain factoring arrangements with and without recourse, which are included in the Company’s consolidated financial statements, as discussed below.

At December 31, 2011, the Company had $13,865 outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored was $58,950 for the year ended December 31, 2011. The Company incurred a loss on the sale of receivables of $363 for the year ended December 31, 2011, these amounts are recorded in other income (expense) and interest expense in the consolidated statement of operations.

At December 31, 2011, the Company had $31,270 outstanding under receivable transfer agreements without recourse. The total amount of accounts receivable factored was $99,964 for the year ended December 31, 2011. The Company incurred a loss on the sale of receivables of $412 for the year ended December 31, 2011, these amounts are recorded in other income (expense) and interest expense in the consolidated statement of operations.

26. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

SCHEDULE II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Other Changes		Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period

Allowance for doubtful accounts deducted from accounts receivable

Year ended December 31, 2009 - Predecessor	$4.0	-		0.9	2.5	(1.6)	$5.8

Five months ended May 31, 2010 - Predecessor	$5.8	(3.7)	(b)	(0.2)	(1.0)	(0.9)	$-
Seven months ended December 31, 2010 - Successor	$-	-		0.9	0.1	-	$1.0
Year ended December 31, 2011 - Successor	$1.0	-		3.8	(0.9)	(0.9)	$3.0

Inventory reserve account deducted from inventories

Year ended December 31, 2009 - Predecessor	$14.2	-		10.9	1.1	(9.0)	$17.2
Five months ended May 31, 2010 - Predecessor	$17.2	(17.6)	(c)	2.9	(1.3)	(1.2)	$-
Seven months ended December 31, 2010 - Successor	$-	-		1.9	0.6	-	$2.5
Year ended December 31, 2011 - Successor	$2.5	-		15.3	(0.5)	-	$17.3

(a)	Primarily foreign currency translation.
(b)	“Other Changes” includes fresh-start accounting adjustments of $3.7 million.
(c)	“Other Changes” includes fresh-start accounting adjustments of $17.6 million.

Description	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to Income	Charged to Equity
Tax valuation allowance

Year ended December 31, 2009 - Predecessor	$175.2	39.9	(4.5)	-	$210.6
Five months ended May 31, 2010 - Predecessor	$210.6	(38.9)	(9.9)	-	$161.8
Seven months ended December 31, 2010 - Successor	$161.8	(3.5)	(2.9)	-	$155.4
Year ended December 31, 2011 - Successor	$155.4	(10.8)	7.8	-	$152.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Date,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.

Compliance with Section 16(a) of The Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at http://www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.

Item 11.	Executive Compensation

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	936,135	(1)	$29.11	(2)	777,326
Equity compensation plans not approved by security holders	-		-		-

Total	936,135		$29.11		777,326

(1)	Consists of 819,928 shares underlying outstanding stock options (whether vested or unvested); and 116,207 converted common shares related to 27,083 underlying time-vested restricted preferred stock. All stock based compensation is discussed in Note 20. “Stock-Based Compensation,” of the notes to the consolidated financial statements.
(2)	There is no cost to the recipient for shares issued pursuant to conversion of restricted preferred stock. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	60
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	61
Consolidated statements of operations for the year ended December 31, 2009, the five months ended May, 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	62
Consolidated balance sheets as of December 31, 2010 and December 31, 2011	63
Consolidated statements of changes in equity (deficit) for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	64
Consolidated statements of cash flows for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the year ended December 31, 2011	66
Notes to consolidated financial statements	67

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	121

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit

2.1*	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010 (incorporated by reference to Exhibit 2.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed May 24, 2010).

3.1*	Third Amended and Restated Certificate of Incorporation of Cooper-Standard Holdings Inc., dated May 27, 2010 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.2*	Amended and Restated Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.3*	Cooper-Standard Holdings Inc. Certificate of Designations 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.1*	Indenture, 8 1/2% Senior Notes due 2018, dated as of May 11, 2010, between CSA Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.2*	Supplemental Indenture, Senior Notes due 2018, dated as of May 27, 2010, among Cooper-Standard Automotive Inc., Cooper-Standard Holdings Inc., the subsidiaries of Cooper-Standard Automotive Inc. set forth on the signature page thereto and U.S. Bank National Association, as trustee under the indenture (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.3*	Registration Rights Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.4*	Joinder to Registration Rights Agreement, dated May 27, 2010 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.5*	Registration Rights Agreement, dated as of May 27, 2010, by and among Cooper-Standard Holdings Inc., the Backstop Purchasers and the other holders party thereto (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.6*	Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.7*	Form of 8 1/2% Senior Notes due 2018 (included in Exhibit 4.1).

10.1*	Loan and Security Agreement, dated as of May 27, 2010, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, the other guarantors party thereto, certain financial institutions as lenders and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit

10.2*	Escrow Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation, Cooper-Standard Automotive Inc., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

10.3*†	Fourth Amended and Restated Employment Agreement, dated July 1, 2008, by and among Cooper-Standard Automotive Inc. and James S. McElya (incorporated by reference to Exhibit 10.18 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.4*†	Employment Agreement, dated as of July 1, 2008, by and among Cooper-Standard Automotive Inc. and Edward A. Hasler (incorporated by reference to Exhibit 10.21 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.7*†	Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011 (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.8*†	Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.9*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Inc. and Timothy W. Hefferon (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.10*†	Cooper-Standard Automotive Inc. Supplemental Executive Retirement Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.12*†	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.13*†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.14*	Commitment Agreement, dated as of March 19, 2010, between Cooper-Standard Holdings Inc. and certain backstop parties (incorporated by reference to Exhibit 10.49 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.15*†	Employment Agreement, dated as of January 1, 2009, by and between Cooper-Standard Automotive Inc. and Michael C. Verwilst (incorporated by reference to Exhibit 10.50 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.16*†	Form of Amendment to Employment Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.16 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

Exhibit No.	Description of Exhibit

10.17*†	2011 Cooper-Standard Automotive Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Barclays Capital, Inc. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.19*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Silver Point Capital, L.P., on behalf of its affiliates and related funds (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.20*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Oak Hill Advisors L.P., on behalf of certain funds and separate accounts that it manages (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.21*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Capital Research and Management Company, as investment advisor to certain funds it manages, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund V, L.P., TD High Yield Income Fund, and Lord, Abbett & Co. LLC, as investment manager on behalf of multiple clients (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.22*†	2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.23*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.24*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.24 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.25*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for key employees (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010)..

10.26*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.27*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.28*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.8 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit

10.29*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for directors (incorporated by reference to Exhibit 10.9 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.30*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.31*	Settlement Agreement, dated as of March 17, 2010 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-OxleyAct of 2002).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: March 12, 2012	/s/ James S. McElya
James S. McElya
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2012 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ James S. McElya James S. McElya	Chairman and Chief Executive Officer and Director

/s/ Allen J. Campbell Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

/s/ Helen T. Yantz Helen T. Yantz	Controller (Principal Accounting Officer)

/s/ Orlando A. Bustos Orlando A. Bustos	Director

/s/ Larry J. Jutte Larry J. Jutte	Director

/s/ Jeffrey E. Kirt Jeffrey E. Kirt	Director

/s/ David J. Mastrocola David J. Mastrocola	Director

/s/ Stephen A. Van Oss Stephen A. Van Oss	Director

/s/ Kenneth L. Way Kenneth L. Way	Director