Form 10-Q
period 2012-03-31
Cooper-Standard Holdings Inc.
filed 2012-05-09
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes  ☒    No  ☐

As of May 2, 2012 there were 18,346,786 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2011	2012
Sales	$688,772	$765,264
Cost of products sold	568,006	643,606

Gross profit	120,766	121,658
Selling, administration & engineering expenses	60,851	72,040
Amortization of intangibles	3,898	3,833
Restructuring	4,604	6,094

Operating profit	51,413	39,691
Interest expense, net of interest income	(9,906)	(11,187)
Equity earnings	1,709	757
Other income, net	14,349	2,947

Income before income taxes	57,565	32,208
Provision for income tax expense	12,278	8,062

Consolidated net income	45,287	24,146
Net income attributable to noncontrolling interests	(352)	(359)

Net income attributable to Cooper-Standard Holdings Inc.	$44,935	$23,787

Net income available to Cooper-Standard Holdings Inc. common stockholders	$34,533	$17,186

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.97	$0.97

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.78	$0.90

Comprehensive income	$70,701	$40,144
Less: comprehensive income attributable to noncontrolling interests	(415)	(732)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$70,286	$39,412

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31,	March 31,
	2011	2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361,745	$295,954
Accounts receivable, net	433,947	531,450
Inventories, net	139,726	159,444
Prepaid expenses	26,295	30,360
Other	43,808	41,280

Total current assets	1,005,521	1,058,488
Property, plant and equipment, net	619,717	627,943
Goodwill	136,406	136,984
Intangibles, net	131,691	132,161
Other assets	110,453	108,833

	$2,003,788	$2,064,409

Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,093	$37,200
Accounts payable	256,671	271,500
Payroll liabilities	84,591	99,973
Accrued liabilities	108,628	116,102

Total current liabilities	482,983	524,775
Long-term debt	455,559	453,931
Pension benefits	192,124	176,313
Postretirement benefits other than pensions	68,242	67,278
Deferred tax liabilities	18,803	18,344
Other liabilities	44,614	43,696

Total liabilities	1,262,325	1,284,337

Redeemable noncontrolling interests	14,344	17,397

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2011, and March 31, 2012; 1,007,444 shares issued and 1,003,108 outstanding at December 31, 2011 and 977,004 shares issued and 972,668 outstanding at March 31, 2012	125,916	122,372

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2011 and March 31, 2012; 18,416,957 shares issued and 18,323,443 outstanding at December 31, 2011 and 18,454,707 shares issued and 18,357,605 outstanding at March 31, 2012	17	17
Additional paid-in capital	485,637	490,053
Retained earnings	124,674	144,222
Accumulated other comprehensive income (loss)	(12,469)	3,156

Total Cooper-Standard Holdings Inc. equity	597,859	637,448
Noncontrolling interests	3,344	2,855

Total equity	601,203	640,303

Total liabilities and equity	$2,003,788	$2,064,409

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2011	2012
Operating Activities:
Consolidated net income	$45,287	$24,146
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	24,993	27,784
Amortization of intangibles	3,898	3,833
Non-cash restructuring charges	869	258
Amortization of debt issuance cost	306	316
Stock-based compensation expense	2,673	4,825
Gain on partial sale of joint venture	(11,423)	—
Changes in operating assets and liabilities	(88,199)	(95,764)

Net cash used in operating activities	(21,596)	(34,602)
Investing activities:
Capital expenditures, including other intangible assets	(16,155)	(29,198)
Acquisition of business, net of cash acquired	(6,413)	(1,675)
Proceeds from partial sale of joint venture	16,000	-
Proceeds from sale of fixed assets	340	4,230

Net cash used in investing activities	(6,228)	(26,643)
Financing activities:
Increase (decrease) in short term debt, net	(1,272)	2,433
Cash dividends paid	(1,768)	(1,655)
Principal payments on long-term debt	(1,194)	(1,799)
Repurchase of preferred stock	-	(4,870)
Other	29	16

Net cash used in financing activities	(4,205)	(5,875)
Effects of exchange rate changes on cash	(2,723)	1,329

Changes in cash and cash equivalents	(34,752)	(65,791)
Cash and cash equivalents at beginning of period	294,450	361,745

Cash and cash equivalents at end of period	$259,698	$295,954

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company”, “Cooper-Standard”, “we”, “our”, or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation including noncontrolling interest. The operating results for the interim period ended March 31, 2012 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-05, “Comprehensive Income (Topic 220).” This ASU required companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company adopted this new accounting guidance in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820).” This ASU amends the requirements for measuring fair value and disclosing information about fair value. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this new accounting guidance in the first quarter of 2012.

2. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. (“USi”) from Ikyuo Co. Ltd. of Japan, based in Rockford, Tennessee, for cash consideration of $6,500. USi provides an innovative hard coating process for use in automotive and industrial applications, which will allow the Company to expand its technology capabilities. This acquisition was accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the results of operations of USi are included in the Company’s condensed consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

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

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s condensed consolidated balance sheet as of March 31, 2012. The Company received net cash of $38,224 as part of the transaction. Also, as part of the acquisition the Company acquired a 50 percent ownership interest in a joint venture in India.

The operating results of CS France are included in the Company’s condensed consolidated financial statements from the date of acquisition. The estimated fair value of certain assets and liabilities are preliminary and may change in the future as information becomes available from third party valuations. This joint venture does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $1,832 for the three months ended March 31, 2012. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity and interest expense. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of March 31, 2012 the estimated redemption value of the put option is $28,910. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At March 31, 2012 there was no difference between redemption value and fair value.

On July 1, 2011, the Company purchased from Nishikawa Rubber Co., Limited (“Nishikawa Rubber”) a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity is Nishikawa Tachaplalert Cooper Limited. This joint venture is owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand. This investment is accounted for under the equity method and is included in other assets in the accompanying condensed consolidated balance sheet.

During the fourth quarter of 2011, the Company acquired the automotive sealing business of Sigit S.p.A, (“Sigit”) based in Chivasso, Italy and Poland, for a total cash consideration of $4,066. Consolidating Sigit’s sealing capabilities into the Company’s existing operations will broaden the Company’s supply relationship with global OEM customers. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Sigit are included in the Company’s condensed consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2012 are summarized as follows:

	North America	International	Total
Balance at January 1, 2012	$115,298	$21,108	$136,406
Foreign exchange translation	101	477	578

Balance at March 31, 2012	$115,399	$21,585	$136,984

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2011 and March 31, 2012, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	138,576	(21,267)	$117,309	8.6
Developed technology	9,503	(2,521)	6,982	4.8
Other	7,603	(203)	7,400

Balance at December 31, 2011	$155,682	$(23,991)	$131,691	8.1

Customer relationships	139,376	(24,747)	114,629	8.4
Developed technology	9,622	(2,955)	6,667	4.5
Other	11,110	(245)	10,865

Balance at March 31, 2012	$160,108	$(27,947)	$132,161	7.9

Amortization expense totaled $3,898 and $3,833 for the three months ended March 31, 2011 and 2012, respectively. Estimated amortization expense will total approximately $15,700 for the year ending December 31, 2012.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through March 31, 2012. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $1,662 and $303 for the three months ended March 31, 2011 and 2012, respectively. As of March 31, 2012 there is a liability of $269 associated with these initiatives recorded on the Company’s condensed consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2013. The Company has recognized $8,933 of costs related to these initiatives. The following table summarizes the activity for these initiatives for the three months ended March 31, 2011 and 2012:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	1,312	1,630	—	2,942
Cash payments	—	(303)	—	(303)

Balance at March 31, 2011	$1,312	$1,327	$—	$2,639

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$3,443	$848	$—	$4,291
Expense	237	1,152	258	1,647
Cash payments	(353)	(2,000)	—	(2,353)
Utilization of reserve	—	—	(258)	(258)

Balance at March 31, 2012	$3,327	$—	$—	$3,327

A curtailment gain of $1,539 for the three months ended March 31, 2012 resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relationship to the joint venture agreement with FMEA. The estimated total cost of this initiative is $43,500 and is expected to be completed in 2012. The Company has recognized $43,251 of costs related to this initiative. The following table summarizes the activity for this initiative for the three months ended March 31, 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2012	$23,228	$—	$—	$23,228
Expense	(35)	832	—	797
Cash payments and foreign exchange translation	(3,783)	(832)	—	(4,615)

Balance at March 31, 2012	$19,410	$—	$—	$19,410

In the third quarter of 2011, the Company initiated the transfer of a sealing business from one of its German facilities to other sealing operations in Eastern Europe. The estimated total cost of this initiative is $1,900 and is expected to be completed by the end of 2012. As of March 31, 2012 there is a liability of $1,838 associated with this initiative recorded on the Company’s condensed consolidated balance sheet.

In the first quarter of 2012, the Company initiated the closure of a facility in North America. The estimated total cost of this initiative is $11,300 and is expected to be completed by the end of 2013. The following table summarizes the activity for this initiative for the three months ended March 31, 2012:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$—	$—	$—	$—
Expense	4,886	—	—	4,886
Cash payments and foreign exchange translation	(18)	—	—	(18)

Balance at March 31, 2012	$4,868	$—	$—	$4,868

5. Inventories

Inventories were comprised of the following at December 31, 2011 and March 31, 2012:

	December 31,	March 31,
	2011	2012
Finished goods	$34,446	$43,774
Work in process	34,466	39,465
Raw materials and supplies	70,814	76,205

	$139,726	$159,444

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

6. Debt

Outstanding debt consisted of the following at December 31, 2011 and March 31, 2012:

	December 31, 2011	March 31, 2012
Senior notes	$450,000	$450,000
Other borrowings	38,652	41,131

Total debt	$488,652	$491,131
Less current portion	(33,093)	(37,200)

Total long-term debt	$455,559	$453,931

Senior ABL Facility

The Company’s senior secured asset-based revolving credit facility (“the Senior ABL Facility”) provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of March 31, 2012, no amounts were drawn under the Senior ABL Facility, but there was approximately $28,636 of letters of credit outstanding.

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three months ended March 31, 2011 and 2012 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$526	$621	$287	$803
Interest cost	3,687	1,759	3,476	1,972
Expected return on plan assets	(4,052)	(1,011)	(3,868)	(1,003)
Amortization of prior service cost and recognized actuarial loss	5	11	124	95

Net periodic benefit cost	$166	$1,380	$19	$1,867

	Other Postretirement Benefits
	Three Months Ended March 31,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$299	$159	$136	$192
Interest cost	751	230	449	210
Amortization of prior service cost and recognized actuarial (gain) loss	1	—	(444)	34
Other	21	—	19	—
Curtailment gain	—	—	(1,539)	—

Net periodic benefit cost (gain)	$1,072	$389	$(1,379)	$436

The curtailment gain for the three months ended March 31, 2012 in the table above resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

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

The effective tax rate for the three months ended March 31, 2012, was 25% as compared to 21% for the three months ended March 31, 2011. The income tax rate for the three months ended March 31, 2012 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance releases, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassessed the possibility of releasing the valuation allowance currently in place on its U.S. deferred tax assets. Based upon this assessment, the Company has concluded that a release of the valuation allowance could possibly occur during 2012. If it is deemed appropriate to release the valuation allowance the required accounting will involve significant tax amounts and will impact earnings in the period released.

9. Comprehensive Income, Equity and Redeemable Noncontrolling Interests

The components of comprehensive income, net of related tax are as follows:

	Three Months Ended March 31,
	2011			2012
	Total	Cooper-Standard Holdings	Noncontrolling Interests	Total	Cooper-Standard Holdings	Noncontrolling Interests
Net income	$45,287	$44,935	$352	$24,146	$23,787	$359
Currency translation adjustment	23,908	23,845	63	16,279	15,906	373
Pension and other postretirement benefits, net of tax	2,032	2,032	—	(215)	(215)	—
Fair value change of derivatives, net of tax	(526)	(526)	—	(66)	(66)	—

Comprehensive income:	$70,701	$70,286	$415	$40,144	$39,412	$732

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the three months ended March 31, 2012:

				Redeemable
	Cooper-Standard	Noncontrolling	Total	Noncontrolling
	Holdings Inc.	Interest	Equity	Interests
Equity at January 1, 2012	$597,859	$3,344	$601,203	$14,344
Net income (loss)	23,787	(489)	23,298	848
Preferred stock dividends	(1,689)	—	(1,689)	—
Preferred stock redemption premium	(974)	—	(974)	—
Other comprehensive gain	15,625	—	15,625	373
Stock-based compensation	4,416	—	4,416	—
Accretion of redeemable noncontrolling interests	(1,576)	—	(1,576)	1,832

Equity at March 31, 2012	$637,448	$2,855	$640,303	$17,397

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

10. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% preferred stock, premium paid for redemption of preferred stock and undistributed earnings allocated to participating securities, by the average number of common shares outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding are considered participating securities. A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2011	2012
Net income attributable to Cooper-Standard Holdings Inc.	$44,935	$23,787
Less: Preferred stock dividends (paid or unpaid)	(1,842)	(1,689)
Less: Premium paid for redemption of preferred stock	—	(974)
Less: Undistributed earnings allocated to participating securities	(8,560)	(3,938)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$34,533	$17,186

Average shares of common stock outstanding	17,489,693	17,705,918

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.97	$0.97

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

	Three Months Ended March 31,
	2011	2012
Net income available to Cooper-Standard Holdings Inc. common stockholders	$34,533	$17,186

Average common shares outstanding	17,489,693	17,705,918
Dilutive effect of:
Common restricted stock	518,234	336,363
Preferred restricted stock	113,063	66,947
Warrants	1,057,555	825,988
Options	236,293	151,584

Average dilutive shares of common stock outstanding	19,414,838	19,086,800

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.78	$0.90

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2011 and 2012, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Three Months Ended March 31,
	2011	2012
Number of options	—	252,401
Exercise price	$—	$43.50 - 46.75
Preferred shares, as if converted	4,335,188	4,057,316
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$10,402	$6,601

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the three months ended March 31, 2012:

	Preferred Shares	Preferred Stock
Preferred stock at January 1, 2012	1,003,108	$125,916
Stock-based compensation	—	352
Repurchased preferred stock shares	(30,440)	(3,896)

Preferred stock at March 31, 2012	972,668	$122,372

12. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In addition, in 2011 the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized for the three months ended March 31, 2011 and 2012 totaled $2,673 and $4,825, respectively.

13. Other Income, net

The components of other income, net are as follows:

	Three Months Ended March 31,
	2011	2012
Foreign currency gains (losses)	$3,212	$(603)
Unrealized gains related to forward contracts	—	2,834
Loss on sale of receivables	(274)	(204)
Gain on partial sale of joint venture	11,423	—
Miscellaneous income (expense)	(12)	920

Other income, net	$14,349	$2,947

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $8,661 and $12,241 in the three months ended March 31, 2011 and 2012, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $859 and $873 in the three months ended March 31, 2011 and 2012, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2011	2012
Sales to external customers
North America	$358,841	$388,135
International	329,931	377,129

Consolidated	$688,772	$765,264

Intersegment sales
North America	$1,447	$2,003
International	2,281	3,069
Eliminations and other	(3,728)	(5,072)

Consolidated	$—	$—

Segment profit (loss)
North America	$54,250	$38,005
International	3,315	(5,797)

Income before income taxes	$57,565	$32,208

Restructuring cost included in segment profit (loss)
North America	$1,683	$4,700
International	2,921	1,394

Consolidated	$4,604	$6,094

	December 31,	March 31,
	2011	2012
Segment assets
North America	$752,082	$793,803
International	1,020,410	1,046,158
Eliminations and other	231,296	224,448

Consolidated	$2,003,788	$2,064,409

16. Guarantor and Non-Guarantor Subsidiaries

In connection with the May 27, 2010 Reorganization of the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of Cooper-Standard Holdings Inc., issued 8  1/2% senior notes due 2018 (“the Senior Notes”) with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the Senior Notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. Separate financial statements of the Guarantors are not presented because management has determined that those would not be material to the holders of the Senior Notes. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$125.2	$156.5	$440.3	$(33.2)	$688.8
Cost of products sold	—	102.7	130.8	367.7	(33.2)	568.0
Selling, administration, & engineering expenses	—	28.1	(1.4)	34.2	—	60.9
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	1.7	2.8	—	4.6

Operating profit (loss)	—	(8.5)	25.4	34.5	—	51.4
Interest expense, net of interest income	—	(8.8)	—	(1.1)	—	(9.9)
Equity earnings	—	—	0.8	0.9	—	1.7
Other income (expense), net	—	12.2	12.1	(9.9)	—	14.4

Income (loss) before income taxes	—	(5.1)	38.3	24.4	—	57.6
Provision for income tax expense (benefit)	—	(0.5)	4.0	8.8	—	12.3

Income (loss) before equity in income of subsidiaries	—	(4.6)	34.3	15.6	—	45.3
Equity in net income of subsidiaries	44.9	49.5	—	—	(94.4)	—

Consolidated net income	44.9	44.9	34.3	15.6	(94.4)	45.3
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Net Income attributable to Cooper-Standard Holdings Inc.	$44.9	$44.9	$34.3	$15.2	$(94.4)	$44.9

Comprehensive income	$70.3	$70.3	$34.3	$37.3	$(141.5)	$70.7
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$70.3	$70.3	$34.3	$36.9	$(141.5)	$70.3

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$147.4	$163.1	$503.3	$(48.5)	$765.3
Cost of products sold	—	122.0	139.3	430.8	(48.5)	643.6
Selling, administration, & engineering expenses	—	33.1	1.0	37.9	—	72.0
Amortization of intangibles	—	2.8	—	1.0	—	3.8
Restructuring	—	—	(0.2)	6.3	—	6.1

Operating profit (loss)	—	(10.5)	23.0	27.3	—	39.8
Interest expense, net of interest income	—	(9.3)	—	(1.9)	—	(11.2)
Equity earnings (loss)	—	(0.9)	1.0	0.7	—	0.8
Other income (expense), net	—	8.2	1.1	(6.4)	—	2.9

Income (loss) before income taxes	—	(12.5)	25.1	19.7	—	32.3
Provision for income tax expense (benefit)	—	(1.4)	3.1	6.4	—	8.1

Income (loss) before equity in income of subsidiaries	—	(11.1)	22.0	13.3	—	24.2
Equity in net income of subsidiaries	23.8	34.9	—	—	(58.7)	—

Consolidated net income	23.8	23.8	22.0	13.3	(58.7)	24.2
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Net income attributable to Cooper-Standard Holdings Inc.	$23.8	$23.8	$22.0	$12.9	$(58.7)	$23.8

Comprehensive income	$39.4	$39.4	$22.0	$28.5	$(89.2)	$40.1
Less: comprehensive income attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$39.4	$39.4	$22.0	$27.8	$(89.2)	$39.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$189.6	$—	$172.1	$—	$361.7
Accounts receivable, net	—	66.8	74.8	292.3	—	433.9
Inventories	—	18.8	24.2	96.7	—	139.7
Prepaid expenses	—	5.2	0.4	20.7	—	26.3
Other	—	23.1	2.0	18.8	—	43.9

Total current assets	—	303.5	101.4	600.6	—	1,005.5
Investments in affiliates and intercompany accounts, net	597.9	290.9	1,050.0	(164.9)	(1,719.5)	54.4
Property, plant, and equipment, net	—	77.8	64.6	477.3	—	619.7
Goodwill	—	111.1	—	25.3	—	136.4
Other assets	—	97.6	(5.8)	96.0	—	187.8

	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$33.1	$—	$33.1
Accounts payable	—	48.3	30.9	177.5	—	256.7
Accrued liabilities	—	48.9	9.0	135.3	—	193.2

Total current liabilities	—	97.2	39.9	345.9	—	483.0
Long-term debt	—	450.0	—	5.6	—	455.6
Other liabilities	—	164.1	5.9	153.8	—	323.8

Total liabilities	—	711.3	45.8	505.3	—	1,262.4
Redeemable noncontrolling interests	—	—	—	14.3	—	14.3
Preferred stock	—	125.9	—	—	—	125.9
Total Cooper-Standard Holdings Inc. stockholders’ equity	597.9	43.7	1,164.4	511.4	(1,719.5)	597.9
Noncontrolling interests	—	—	—	3.3	—	3.3

Total equity	597.9	43.7	1,164.4	514.7	(1,719.5)	601.2

Total liabilities and equity	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$177.7	$—	$118.3	$—	$296.0
Accounts receivable, net	—	78.6	90.9	362.0	—	531.5
Inventories	—	21.2	29.5	108.7	—	159.4
Prepaid expenses	—	6.6	0.4	23.4	—	30.4
Other	—	23.7	1.1	16.4	—	41.2

Total current assets	—	307.8	121.9	628.8	—	1,058.5
Investments in affiliates and intercompany accounts, net	637.4	261.9	1,066.7	(149.0)	(1,760.6)	56.4
Property, plant, and equipment, net	—	77.1	58.7	492.1	—	627.9
Goodwill	—	111.1	—	25.9	—	137.0
Other assets	—	96.1	(3.0)	91.5	—	184.6

	$637.4	$854.0	$1,244.3	$1,089.3	$(1,760.6)	$2,064.4

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$37.2	$—	$37.2
Accounts payable	—	47.2	44.6	179.7	—	271.5
Accrued liabilities	—	53.4	7.4	155.3	—	216.1

Total current liabilities	—	100.6	52.0	372.2	—	524.8
Long-term debt	—	450.0	—	3.9	—	453.9
Other liabilities	—	143.1	5.9	156.6	—	305.6

Total liabilities	—	693.7	57.9	532.7	—	1,284.3
Redeemable noncontrolling interests	—	—	—	17.4	—	17.4
Preferred stock	—	122.4	—	—	—	122.4
Total Cooper-Standard Holdings Inc. stockholders’ equity	637.4	37.9	1,186.4	536.3	(1,760.6)	637.4
Noncontrolling interests	—	—	—	2.9	—	2.9

Total equity	637.4	37.9	1,186.4	539.2	(1,760.6)	640.3

Total liabilities and equity	$637.4	$854.0	$1,244.3	$1,089.3	$(1,760.6)	$2,064.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.8	$(1.0)	$(13.7)	$(8.7)	$—	$(21.6)
INVESTING ACTIVITIES
Capital expenditures	—	(3.0)	(2.6)	(10.5)	—	(16.1)
Acquisition of business, net of cash acquired	—	—	—	(6.4)	—	(6.4)
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Fixed asset proceeds	—	—	0.3	—	—	0.3

Net cash provided by (used in) investing activities	—	(3.0)	13.7	(16.9)	—	(6.2)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(1.3)	—	(1.3)
Principal payments on long-term debt	—	—	—	(1.2)	—	(1.2)
Other	(1.8)	(18.3)	—	18.4	—	(1.7)

Net cash provided by (used in) financing activities	(1.8)	(18.3)	—	15.9	—	(4.2)
Effects of exchange rate changes on cash	—	—	—	(2.8)	—	(2.8)
Changes in cash and cash equivalents	—	(22.3)	—	(12.5)	—	(34.8)
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$140.7	$—	$119.0	$—	$259.7

Depreciation and amortization	$—	$7.2	$3.9	$17.8	$—	$28.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.7	$1.0	$(0.5)	$(36.8)	$—	$(34.6)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(6.5)	(3.5)	(19.2)	—	(29.2)
Acquisition of business., net of cash acquired	—	—	—	(1.7)	—	(1.7)
Proceeds from the sale of assets	—	—	4.0	0.3	—	4.3

Net cash provided by (used in) investing activities	—	(6.5)	0.5	(20.6)	—	(26.6)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	2.4	—	2.4
Principal payments on long-term debt	—	—	—	(1.8)	—	(1.8)
Repurchase of preferred stock	—	(4.9)	—	—	—	(4.9)
Other	(1.7)	(1.5)	—	1.6	—	(1.6)

Net cash provided by (used in) financing activities	(1.7)	(6.4)	—	2.2	—	(5.9)
Effects of exchange rate changes on cash	—	—	—	1.4	—	1.4
Changes in cash and cash equivalents	—	(11.9)	—	(53.8)	—	(65.7)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$177.7	$—	$118.3	$—	$296.0

Depreciation and amortization	$—	$7.3	$3.9	$20.4	$—	$31.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $462,375 and $486,563 at December 31, 2011 and March 31, 2012, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk.

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. At March 31, 2012, the fair value of the Company’s undesignated derivative forward contracts was $1,701 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other expense. The unrealized gain for the three months ended March 31, 2012 was $2,834.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gain or loss on the forward contracts is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There were no amounts reclassified from AOCI into cost of products sold for the three months ended March 31, 2012. These foreign currency derivative contracts consist of hedges of transactions up to December 2012.

A summary of the outstanding contracts and the respective notional amounts is below:

Designated		Notional Amount	Notional Amount (local currency)
Mexican Peso	USD	84,792	6,601
United States Dollar	CAD	9,407	9,378
Polish Zloty	EUR	16,335	3,887
United States Dollar	EUR	4,805	3,643

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

At March 31, 2012, the fair value before taxes of the Company’s forward exchange contracts and the accounts in the condensed consolidated balance sheet in which the fair value amounts are included are shown below:

March 31, 2012
Asset/(liability)
Other current assets	$43
Accrued liabilities	(154)

$(111)

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of March 31, 2012, the USD notional amount of this contract was $3,303. At March 31, 2012, the fair value before taxes of the Company’s interest rate swap contract was $144 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $51 and $53 for the three months ended March 31, 2011 and 2012, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $113. The maturity date of this swap contract is September 2013.

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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2011 and March 31, 2012, are shown below:

	December 31, 2011
	Asset
Contract	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(156)	$—	$(156)	$—
Forward foreign exchange contract	(4,269)	—	(4,269)	—

Total	$(4,425)	$—	$(4,425)	$—

	March 31, 2012
	Asset
Contract	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(144)	$—	$(144)	$—
Forward foreign exchange contracts	(1,812)	—	(1,812)	—

Total	$(1,956)	$—	$(1,956)	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

(Gains) and losses (realized and unrealized) included in earnings (or changes in net liabilities) for the three months ended March 31, 2012 are reported in cost of products sold and other income, net:

Three Months Ended
March 31, 2012
Total gains included in earnings (or changes in net liabilities) for the period (above)	$(2,234)
Change in unrealized losses relating to assets still held at the reporting date	—

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

At March 31, 2011 and 2012 (excluding the FMEA arrangements discussed below), the Company had $42,595 and $49,790, respectively, outstanding under receivable transfer agreements entered into by various locations. The total amount of accounts receivable factored was $24,736 and $35,043 for the three months ended March 31, 2011 and 2012, respectively. The Company incurred a loss on the sale of receivables of $274 and $403 for the three months ended March 31, 2011 and 2012, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income. These are permitted transactions under the Company’s credit agreement.

As part of the FMEA joint venture, SPBT had certain factoring arrangements with and without recourse, which are included in the Company’s condensed consolidated financial statements.

At March 31, 2012, the Company had $17,552 outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored was $24,539 for the three months ended March 31, 2012. The Company incurred a loss on the sale of receivables of $110 for the three months ended March 31, 2012. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

At March 31, 2012, the Company had $35,888 outstanding under receivable transfer agreements without recourse. The total amount of accounts receivable factored was $57,604 for the three months ended March 31, 2012. The Company incurred a loss on the sale of receivables of $206 for the three months ended March 31, 2012. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, and government and tax incentives. The expected annualized light vehicle production volumes for 2012 are 14.6 million units in North America and 18.8 million units in Europe, according to IHS Automotive in March 2012.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended March 31, 2012 were 3.9 million units compared to 3.4 million units for the three months ended March 31, 2011, an increase of approximately 15.2%, and European light vehicle production volumes for the three months ended March 31, 2012 were 4.9 million units compared to 5.3 million units for the three months ended March 31, 2011, a decrease of approximately 7.5%. According to IHS Automotive, North America and Europe light vehicle production volumes in the second quarter of 2012 are estimated at 3.7 million units and 4.8 million units, respectively, which is a 0.6 million unit increase for North America and a 0.5 million unit decrease for Europe, compared to the second quarter of 2011.

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

In March 2012, an explosion at a supplier’s chemical plant in Germany shut down the facility indefinitely. The facility produced 35% of the global output of PA-12 which is used in automotive fuel and brake components, and 50% of the world’s CDT which is a key ingredient in the production of PA-12. We do use PA-12 in our products and we are working with customers and suppliers on developing and approving alternative materials.

The situation remains complex and is still evolving making it difficult to predict if this situation will result in any reductions in vehicle production. We have a global team proactively working on implementing solutions; however, given the interconnected nature of the automotive supply chain, production interruptions may occur which could materially adversely impact our business, results of operations and financial condition.

Results of Operations

(dollar amounts in thousands except per share amounts).

	Three Months Ended March 31,
	2011	2012
Sales	$688,772	$765,264
Cost of products sold	568,006	643,606

Gross profit	120,766	121,658
Selling, administration & engineering expenses	60,851	72,040
Amortization of intangibles	3,898	3,833
Restructuring	4,604	6,094

Operating profit	51,413	39,691
Interest expense, net of interest income	(9,906)	(11,187)
Equity earnings	1,709	757
Other income, net	14,349	2,947

Income before income taxes	57,565	32,208
Provision for income tax expense	12,278	8,062

Consolidated net income	45,287	24,146
Net income attributable to noncontrolling interests	(352)	(359)

Net income attributable to Cooper-Standard Holdings Inc.	$44,935	$23,787

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Sales. Sales increased to $765.3 million for the three months ended March 31, 2012 compared to $688.8 million for the three months ended March 31, 2011, an increase of $76.5 million, or 11.1%. Sales were favorably impacted by an increase in volumes in the U.S. as well as the USi acquisition and the joint venture with FMEA, which provided $57.7 million of sales for the three months ended March 31, 2012. These favorable items were partially offset by unfavorable foreign exchange of $17.5 million.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $643.6 million for the three months ended March 31, 2012 compared to $568 million for the three months ended March 31, 2011, an increase of $75.6 million or 13.3%. Raw materials comprise the largest component of our cost of products sold and represented 50% and 51% of total cost of products sold for the three months ended March 31, 2011 and 2012, respectively. The period was impacted by higher material costs, other fixed and variable costs as a result of increases in production volumes, increases in commodity costs and higher labor costs due to the additional hires to support the increase in volumes.

Gross Profit. Gross profit for the three months ended March 31, 2012 was relatively flat compared to the three months ended March 31, 2011. As a percentage of sales, gross profit was 17.5% and 15.9% of sales for the three months ended March 31, 2011 and 2012, respectively. The decrease was driven primarily by higher material costs and other variable costs as a result of increases in production volumes, increases in commodity costs and higher labor costs due to the additional hires to support the increase in volumes. These items were partially offset by increased volumes in the U.S. and the favorable impact of our lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended March 31, 2012 was $72 million or 9.4% of sales compared to $60.9 million or 8.8% of sales for the three months ended March 31, 2011. Selling, administration and engineering expense for the three months ended March 31, 2012 was impacted by increased staffing and compensation expenses.

Restructuring. Restructuring charges increased $1.5 million to $6.1 million for the three months ended March 31, 2012 compared to $4.6 million for the three months ended March 31, 2011. This increase is due primarily to timing of restructuring activities in 2011 and an initiative that was announced in the first quarter of 2012 for the closure of a facility in North America.

Interest Expense, Net. Net interest expense of $9.9 million and $11.2 million for the three months ended March 31, 2011 and 2012, respectively resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income, net. Other income decreased $11.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due primarily to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million recognized in 2011.

Provision for Income Tax Expense. For the three months ended March 31, 2012, we recorded an income tax provision of $8.1 million on earnings before income taxes of $32.2 million. This compares to an income tax provision of $12.3 million on earnings before income taxes of $57.6 million for the three months ended March 31, 2011. Income tax expense for the three month period ended March 31, 2012 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to valuation allowance release, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes will be significantly impacted by the recognition of valuation allowances in certain countries, particularly the United States. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted by the U.S. valuation allowance and the mix of earnings among jurisdictions.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(dollars in thousands)
Sales to external customers
North America	$358,841	$388,135
International	329,931	377,129

Consolidated	$688,772	$765,264

Segment profit (loss)
North America	$54,250	$38,005
International	3,315	(5,797)

Income before income taxes	$57,565	$32,208

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

North America. Sales for the three months ended March 31, 2012 increased $29.3 million, or 8.2%, primarily due to an increase in sales volume and the acquisition of USi, offset by unfavorable foreign exchange of $3.8 million. Segment profit for the three months ended March 21, 2012 decreased by $16.2 million, primarily due to higher raw material costs, increased staffing and a gain of $11.4 million recognized in 2011 for the partial sale of ownership in our NISCO joint venture, partially offset by the favorable impact of our lean savings.

International. Sales increased $47.2 million, or 14.3%, primarily due to the joint venture agreement with FMEA, offset by unfavorable foreign exchange of $13.7 million. Segment profit decreased by $9.1 million, primarily due to higher raw material costs and increased staffing, partially offset by the favorable impact of our lean savings.

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

Cash Flows

Operating Activities. Net cash used in operations was $34.6 million for the three months ended March 31, 2012, which included $95.8 million of cash used, related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable due to increased demand for our products. Net cash used in operations was $21.6 million for the three months ended March 31, 2011, which included $88.2 million of changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $26.6 million for the three months ended March 31, 2012, which consisted of $29.2 million of capital spending and final payment of $1.7 million related to the acquisition of Sigit S.p.A., offset by proceeds of $4.3 million for the sale of fixed assets. Net cash used in investing activities was $6.2 million for the three months ended March 31, 2011, which consisted of $16.1 million of capital spending and $6.4 million related to the acquisition of USi Inc., offset by proceeds from the partial sale of a joint venture of $16 million and sale of assets of $0.3 million. We anticipate that we will spend approximately $110 million to $120 million on capital expenditures in 2012.

Financing Activities. Net cash used in financing activities totaled $5.9 million for the three months ended March 31, 2012, which consisted primarily of repurchase of preferred stock of $4.9 million, payments on long-term debt of $1.8 million and payment of cash dividends of $1.6 million, offset by an increase in short-term debt of $2.4 million. Net cash used in financing activities totaled $4.2 million for the three months ended March 31, 2011, which consisted primarily of a decrease in short-term debt of $1.3 million, payments on long-term debt of $1.2 million and payment of cash dividends of $1.7 million.

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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus provision for income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs and non-cash stock based compensation.

We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. generally accepted accounting principles (“U.S. GAAP”), and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Three Months Ended March 31,
	2011	2012
Net income	$44.9	$23.8
Provision for income tax expense	12.3	8.1
Interest expense, net of interest income	9.9	11.2
Depreciation and amortization	28.9	31.6

EBITDA	$96.0	$74.7
Net gain on partial sale of joint venture (1)	(11.4)	—
Restructuring (2)	4.6	6.1
Noncontrolling interest restructuring (3)	—	(0.3)
Stock-based compensation (4)	2.7	2.7

Adjusted EBITDA	$91.9	$83.2

(1)	Net gain on partial sale of ownership percentage in joint venture.
(2)	Includes cash and non-cash restructuring.
(3)	Proportionate share of restructuring costs related to FMEA joint venture.
(4)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Quarterly Report on Form 10-Q and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Business Environment and Outlook.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, no assurances can be made that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: the Company’s dependence on the automotive industry; further restructuring of the Company’s customers; availability and cost of raw materials; pricing pressures and volume requirements of the Company’s customers; the ability to meet significant increase in customer demand; increased costs negatively impacting the Company’s profitability; competition in the automotive industry; sovereign and other risks related to conducting operations outside the United States; foreign currency fluctuations; the Company’s ability to achieve benefits from its joint venture operations not operated for the Company’s sole benefit; the Company’s exposure to the uncertainty of political disruptions and increased violence in Mexico; the uncertainty of the Company’s ability to achieve expected cost reduction savings; the Company’s dependence on certain major customers and platforms; the Company’s exposure to product liability and warranty claims; labor conditions; the Company’s ability to attract and retain key personnel; the Company’s ability to meet customers’ needs for new and improved products in a timely manner; the Company’s ability to select and integrate attractive business acquisitions; the Company’s legal rights to its intellectual property portfolio; environmental and other regulations; the outcome of legal proceedings the Company is or may become party to; volatility in the Company’s expected annual effective tax rate; impact of the Company’s capital structure on its financial condition and ability to obtain financing in the future; the Company’s ability to generate cash to meet its debt and other cash obligations; the Company’s pension plans; any impairment of a significant amount of the Company’s goodwill or other intangible asset; potential conflicts of interest between the Company’s owners and the Company; limitations on flexibility in operating the Company’s business contained in its debt agreements; the Company’s exposure to natural disasters; and other risks listed in our filings with the SEC. See Item 1A. Risk Factors, in our 2011 Annual Report on Form 10-K for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2011 Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2011 Annual Report on Form 10-K (the “Form 10-K”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Units Award Agreement, dated March 30, 2012, by and among Cooper-Standard Holdings Inc. and James S. McElya

10.2*†	Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement, dated March 30, 2012, by and among Cooper-Standard Holdings Inc. and James S. McElya

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.
May 9, 2012	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)
May 9, 2012	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)
May 9, 2012	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*†	Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Units Award Agreement, dated March 30, 2012, by and among Cooper-Standard Holdings Inc. and James S. McElya

10.2*†	Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement, dated March 30, 2012, by and among Cooper-Standard Holdings Inc. and James S. McElya

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.