Form 10-Q
period 2012-06-30
Cooper-Standard Holdings Inc.
filed 2012-08-09
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 3, 2012 there were 17,933,804 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Sales	$760,460	$734,501	$1,449,232	$1,499,765
Cost of products sold	636,752	620,054	1,204,758	1,263,660

Gross profit	123,708	114,447	244,474	236,105
Selling, administration & engineering expenses	65,602	68,971	126,453	141,011
Amortization of intangibles	3,936	3,891	7,834	7,724
Restructuring	36,981	(507)	41,585	5,587

Operating profit	17,189	42,092	68,602	81,783
Interest expense, net of interest income	(10,649)	(10,814)	(20,555)	(22,001)
Equity earnings	928	2,792	2,637	3,549
Other income (expense), net	726	(4,514)	15,075	(1,567)

Income before income taxes	8,194	29,556	65,759	61,764
Provision (benefit) for income tax expense	6,541	(46,226)	18,819	(38,164)

Consolidated net income	1,653	75,782	46,940	99,928
Net loss attributable to noncontrolling interests	17,369	1,534	17,017	1,175

Net income attributable to Cooper-Standard Holdings Inc.	$19,022	$77,316	$63,957	$101,103

Net income available to Cooper-Standard Holdings Inc. common stockholders	$13,749	$61,315	$48,218	$78,498

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.78	$3.49	$2.75	$4.45

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.71	$3.28	$2.49	$4.15

Comprehensive income	$15,358	$46,064	$86,059	$86,208
Add: Comprehensive loss attributable to noncontrolling interests	18,346	2,665	17,931	1,933

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$33,704	$48,729	$103,990	$88,141

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31, 2011	June 30, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361,745	$252,057
Accounts receivable, net	433,947	527,768
Inventories, net	139,726	154,461
Prepaid expenses	26,295	27,297
Other	43,808	51,712

Total current assets	1,005,521	1,013,295
Property, plant and equipment, net	619,717	606,144
Goodwill	136,406	135,841
Intangibles, net	131,691	124,795
Deferred tax assets	31,962	63,059
Other assets	78,491	80,225

	$2,003,788	$2,023,359

Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,093	$32,836
Accounts payable	256,671	260,495
Payroll liabilities	84,591	101,583
Accrued liabilities	108,628	76,188

Total current liabilities	482,983	471,102
Long-term debt	455,559	453,049
Pension benefits	192,124	166,195
Postretirement benefits other than pensions	68,242	66,699
Deferred tax liabilities	18,803	13,608
Other liabilities	44,614	41,990

Total liabilities	1,262,325	1,212,643

Redeemable noncontrolling interests	14,344	16,002

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2011, and June 30, 2012; 1,007,444 shares issued and 1,003,108 outstanding at December 31, 2011 and 977,004 shares issued and 971,090 outstanding at June 30, 2012	125,916	122,578

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2011 and June 30, 2012; 18,416,957 shares issued and 18,323,443 outstanding at December 31, 2011 and 18,475,791 shares issued and 17,933,314 outstanding at June 30, 2012	17	17
Additional paid-in capital	485,637	481,580
Retained earnings	124,674	213,164
Accumulated other comprehensive income (loss)	(12,469)	(25,431)

Total Cooper-Standard Holdings Inc. equity	597,859	669,330
Noncontrolling interests	3,344	2,806

Total equity	601,203	672,136

Total liabilities and equity	$2,003,788	$2,023,359

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2011	2012
Operating Activities:
Consolidated net income	$46,940	$99,928
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	52,490	54,393
Amortization of intangibles	7,834	7,724
Deferred income taxes	—	(46,947)
Non-cash restructuring	864	147
Amortization of debt issuance cost	622	632
Stock-based compensation expense	5,814	8,037
Gain on partial sale of joint venture	(11,423)	—
Gain on sale of fixed assets	—	(929)
Changes in operating assets and liabilities	(76,641)	(157,751)

Net cash provided by (used in) operating activities	26,500	(34,766)
Investing activities:
Capital expenditures, including other intangible assets	(45,459)	(58,496)
Acquisition of businesses, net of cash acquired	30,878	(1,084)
Proceeds from partial sale of joint venture	16,000	—
Proceeds from the sale of fixed assets	451	8,323

Net cash provided by (used in) investing activities	1,870	(51,257)
Financing activities:
Decrease in short-term debt	(1,182)	—
Principal payments on long-term debt	(1,301)	(2,576)
Cash dividends paid	(3,617)	(3,463)
Repurchase of preferred stock	—	(4,870)
Repurchase of common stock	—	(13,594)
Other	(92)	12

Net cash used in financing activities	(6,192)	(24,491)
Effects of exchange rate changes on cash	(3,159)	826

Changes in cash and cash equivalents	19,019	(109,688)
Cash and cash equivalents at beginning of period	294,450	361,745

Cash and cash equivalents at end of period	$313,469	$252,057

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended June 30, 2012 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220).” This ASU required companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company adopted this new accounting guidance in the first quarter of 2012.

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

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s condensed consolidated balance sheet as of June 30, 2012. The Company received net cash of $38,224 as part of the transaction. Also, as part of the acquisition the Company acquired a 50 percent ownership interest in a joint venture in India.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $1,527 and $3,053 for the three and six months ended June 30, 2012. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of June 30, 2012 the estimated redemption value of the put option is $28,910. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected as a reduction in the income available to the Company’s common stockholders in the computation of earnings per share. At June 30, 2012 there was no difference between redemption value and fair value.

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

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2012 are summarized as follows:

	North America	International	Total
Balance at January 1, 2012	$115,298	$21,108	$136,406
Foreign exchange translation	16	(581)	(565)

Balance at June 30, 2012	$115,314	$20,527	$135,841

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2011 and June 30, 2012, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Customer relationships	$138,576	$(21,267)	$117,309	8.6
Developed technology	9,503	(2,521)	6,982	4.8
Other	7,603	(203)	7,400

Balance at December 31, 2011	$155,682	$(23,991)	$131,691	8.1

Customer relationships	$136,182	$(27,588)	$108,594	8.2
Developed technology	9,408	(3,284)	6,124	4.3
Other	10,419	(342)	10,077

Balance at June 30, 2012	$156,009	$(31,214)	$124,795	7.7

Amortization expense totaled $3,936 and $3,891 for the three months ended June 30, 2011 and 2012, respectively and $7,834 and $7,724 for the six months ended June 30, 2011 and 2012, respectively. Estimated amortization expense will total approximately $15,500 for the year ending December 31, 2012.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through June 30, 2012. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $2,592 and $365 for the six months ended June 30, 2011 and 2012, respectively. As of June 30, 2012 there is a liability of $127 associated with these initiatives recorded on the Company’s condensed consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $9,600 and are expected to be completed in 2013. The Company has recognized $9,208 of costs related to these initiatives. The following table summarizes the activity for these initiatives for the six months ended June 30, 2011 and 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	1,562	3,124	—	4,686
Cash payments	—	(1,550)	—	(1,550)

Balance at June 30, 2011	$1,562	$1,574	$—	$3,136

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2012	$3,443	$848	$—	$4,291
Expense	(228)	2,003	147	1,922
Cash payments	(2,882)	(2,851)	—	(5,733)
Utilization of reserve	—	—	(147)	(147)

Balance at June 30, 2012	$333	$—	$—	$333

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

An other postretirement benefit curtailment gain of $1,539 for the six months ended June 30, 2012 resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relationship to the joint venture agreement with FMEA. The estimated total cost of this initiative is $43,500 and is expected to be completed in 2012. The Company has recognized $43,500 of costs related to this initiative. The following table summarizes the activity for this initiative for the six months ended June 30, 2011 and 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	33,328	979	—	34,307
Reorganization initiative transfer	1,877	—	—	1,877
Cash payments and foreign exchange translation	182	(979)	—	(797)

Balance at June 30, 2011	$35,387	$—	$—	$35,387

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2012	$23,228	$—	$—	$23,228
Expense	(11)	1,102	—	1,091
Cash payments and foreign exchange translation	(18,652)	(1,102)	—	(19,754)

Balance at June 30, 2012	$4,565	$—	$—	$4,565

In the third quarter of 2011, the Company initiated the transfer of a sealing business from one of its German facilities to other sealing operations in Eastern Europe. After discussions with several stakeholders it was determined the completion of this initiative would not be achieved. As a result, $1,669 of restructuring expense was reversed during June, 2012.

In the first quarter of 2012, the Company initiated the closure of a facility in North America and a restructuring liability of $4,886 was recorded. During the second quarter of 2012, the Company was able to negotiate a new contract with the union, therefore enabling the facility to remain open. As a result, $4,725 of restructuring expense was reversed during June, 2012.

In the second quarter of 2012, the Company initiated the restructuring of facilities in Europe to change our European footprint to improve our operating performance. The estimated cost of this initiative is $14,000 and is expected to be completed in 2013. For the six months ended June 30, 2012 the Company recorded $5,256 of expense related to this initiative. As of June 30, 2012, the liability associated with this initiative is $4,820.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

5. Inventories

Inventories were comprised of the following at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
Finished goods	$34,446	$41,731
Work in process	34,466	37,691
Raw materials and supplies	70,814	75,039

	$139,726	$154,461

6. Debt

Outstanding debt consisted of the following at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
Senior notes	$450,000	$450,000
Other borrowings	38,652	35,885

Total debt	$488,652	$485,885
Less current portion	(33,093)	(32,836)

Total long-term debt	$455,559	$453,049

Senior ABL Facility

The Company’s senior secured asset-based revolving credit facility (“the Senior ABL Facility”) provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of June 30, 2012, no amounts were drawn under the Senior ABL Facility, but there was approximately $27,601 of letters of credit outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three and six months ended June 30, 2011 and 2012 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$526	$644	$287	$785
Interest cost	3,687	1,823	3,476	1,939
Expected return on plan assets	(4,052)	(1,031)	(3,868)	(997)
Amortization of prior service cost and recognized actuarial loss	5	11	124	93

Net periodic benefit cost	$166	$1,447	$19	$1,820

	Pension Benefits
	Six Months Ended June 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,052	$1,265	$574	$1,588
Interest cost	7,374	3,582	6,952	3,911
Expected return on plan assets	(8,104)	(2,042)	(7,736)	(2,000)
Amortization of prior service cost and recognized actuarial loss	10	22	248	188

Net periodic benefit cost	$332	$2,827	$38	$3,687

	Other Postretirement Benefits
	Three Months Ended June 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$299	$162	$136	$131
Interest cost	751	234	449	198
Amortization of prior service cost and recognized actuarial (gain) loss	1	—	(444)	(61)
Other	21	—	19	—

Net periodic benefit cost	$1,072	$396	$160	$268

	Other Postretirement Benefits
	Six Months Ended June 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$598	$321	$272	$323
Interest cost	1,502	464	898	408
Amortization of prior service cost and recognized actuarial (gain) loss	2	—	(888)	(27)
Other	42	—	38	—
Curtailment gain	—	—	(1,539)	—

Net periodic benefit cost (gain)	$2,144	$785	$(1,219)	$704

The curtailment gain for the six months ended June 30, 2012 in the table above resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

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

On a quarterly basis, the Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, management concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to those net deferred tax assets.

In the United States, the Company has been in a cumulative loss position in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2012. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

During 2012, the Company will record a tax benefit of approximately ($68,100) related to reductions in our U.S. valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of ($14,700) included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of ($53,400) resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the three month period ended June 30, 2012.

The effective tax rate for the three and six months ended June 30, 2012 is (156%) and (62%), respectively. Excluding the impact of releasing the US valuation allowance discretely in the quarter, the effective tax rate for the three and six months ended June 30, 2012 is 24% and 25%, respectively. The effective tax rate for the three and six months ended June 30, 2011 was 80% and 29%, respectively. The income tax rate for the three and six months ended June 30, 2012 varies from statutory rates due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the US, income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the US statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company’s effective tax rate. The Company intends to maintain the valuation allowances in those jurisdictions until it is more likely than not that the net deferred tax assets will be realized. If operating results improve or deteriorate on a sustained basis, the Company’s conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

9. Comprehensive Income, Equity and Redeemable Noncontrolling Interests

The components of comprehensive income, net of related tax are as follows:

	Three Months Ended June 30,
	2011			2012
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$1,653	$19,022	$(17,369)	$75,782	$77,316	$(1,534)
Currency translation adjustment	13,849	14,826	(977)	(29,582)	(28,451)	(1,131)
Pension and other postretirement benefits, net of tax	(394)	(394)	—	(411)	(411)	—
Fair value change of derivatives, net of tax	250	250	—	275	275	—

Comprehensive income (loss):	$15,358	$33,704	$(18,346)	$46,064	$48,729	$(2,665)

	Six Months Ended June 30,
	2011			2012
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$46,940	$63,957	$(17,017)	$99,928	$101,103	$(1,175)
Currency translation adjustment	37,757	38,671	(914)	(13,303)	(12,545)	(758)
Pension and other postretirement benefits, net of tax	1,638	1,638	—	(626)	(626)	—
Fair value change of derivatives, net of tax	(276)	(276)	—	209	209	—

Comprehensive income (loss):	$86,059	$103,990	$(17,931)	$86,208	$88,141	$(1,933)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the six months ended June 30, 2012:

	Cooper- Standard Holdings Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Equity at January 1, 2012	$597,859	$3,344	$601,203	$14,344
Net income (loss)	101,103	(531)	100,572	(644)
Preferred stock dividends	(3,388)	—	(3,388)	—
Preferred stock redemption premium	(974)	—	(974)	—
Repurchase common stock	(14,259)	—	(14,259)	—
Other comprehensive loss	(12,962)	(7)	(12,969)	(751)
Stock-based compensation	5,004	—	5,004	—
Accretion of redeemable noncontrolling interests	(3,053)	—	(3,053)	3,053

Equity at June 30, 2012	$669,330	$2,806	$672,136	$16,002

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income attributable to Cooper-Standard Holdings Inc.	$19,022	$77,316	$63,957	$101,103
Less: Preferred stock dividends (paid or unpaid)	(1,842)	(1,699)	(3,684)	(3,388)
Less: Premium paid for redemption of preferred stock	—	—	—	(974)
Less: Undistributed earnings allocated to participating securities	(3,431)	(14,302)	(12,055)	(18,243)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$13,749	$61,315	$48,218	$78,498

Average shares of common stock outstanding	17,558,259	17,575,596	17,523,976	17,640,757

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.78	$3.49	$2.75	$4.45

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income available to Cooper-Standard Holdings Inc. common stockholders	$13,749	$61,315	$48,218	$78,498

Average common shares outstanding	17,558,259	17,575,596	17,523,976	17,640,757
Dilutive effect of:
Common restricted stock	429,958	273,464	474,096	319,051
Preferred restricted stock	98,632	57,371	105,848	62,159
Warrants	973,847	702,545	1,015,701	764,267
Options	212,653	103,777	224,473	127,681

Average dilutive shares of common stock outstanding	19,273,349	18,712,753	19,344,094	18,913,915

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.71	$3.28	$2.49	$4.15

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2011 and 2012, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Number of options	113,300	277,002	113,300	277,002
Exercise price	$46.75	$43.50-46.75	$46.75	$43.50-46.75
Preferred shares, as if converted	4,381,005	4,099,679	4,381,005	4,099,679
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation.	$5,273	$16,001	$15,739	$22,605

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the six months ended June 30, 2012:

	Preferred Shares	Preferred Stock

Preferred stock at January 1, 2012	1,003,108	$125,916
Stock-based compensation	—	760
Repurchased preferred stock shares	(32,018)	(4,098)

Preferred stock at June 30, 2012	971,090	$122,578

12. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In addition, in 2011 the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,141 and $3,212 for the three months ended June 30, 2011 and 2012, respectively and $5,814 and $8,037 for the six months ended June 30, 2011 and 2012, respectively.

13. Other Income, net

The components of other income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Foreign currency gains (losses)	$1,091	$(3,720)	$4,303	$(4,323)
Unrealized gains (losses) related to forward contracts	—	(474)	—	2,360
Loss on sale of receivables	(343)	(320)	(617)	(524)
Gain on parital sale of joint venture	—	—	11,423	—
Miscellaneous income (expense)	(22)	—	(34)	920

Other income (expense), net	$726	$(4,514)	$15,075	$(1,567)

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $5,372 and $11,778 for the three months ended June 30, 2011 and 2012, respectively and $14,033 and $24,019 for the six months ended June 30, 2011 and 2012, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $733 and $724 for the three months ended June 30, 2011 and 2012, respectively and $1,592 and $1,597 for the six months ended June 30, 2011 and 2012, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table details information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Sales to external customers
North America	$366,307	$387,279	$725,148	$775,414
International	394,153	347,222	724,084	724,351

Consolidated	$760,460	$734,501	$1,449,232	$1,499,765

Intersegment sales
North America	$1,754	$2,330	$3,201	$4,333
International	1,770	3,466	4,051	6,535
Eliminations and other	(3,524)	(5,796)	(7,252)	(10,868)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$45,780	$43,127	$100,030	$81,132
International	(37,586)	(13,571)	(34,271)	(19,368)

Income before income taxes	$8,194	$29,556	$65,759	$61,764

Restructuring cost included in segment profit (loss)
North America	$1,437	$(4,221)	$3,120	$479
International	35,544	3,714	38,465	5,108

Consolidated	$36,981	$(507)	$41,585	$5,587

	December 31, 2011	June 30, 2012
Segment assets
North America	$752,082	$801,189
International	1,020,410	1,012,328
Eliminations and other	231,296	209,842

Consolidated	$2,003,788	$2,023,359

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$125.3	$155.2	$515.4	$(35.4)	$760.5
Cost of products sold	—	102.5	126.6	443.1	(35.4)	636.8
Selling, administration, & engineering expenses	—	29.8	(3.7)	39.5	—	65.6
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	1.3	35.6	—	37.0

Operating profit (loss)	—	(9.9)	31.0	(3.9)	—	17.2
Interest expense, net of interest income	—	(8.8)	—	(1.9)	—	(10.7)
Equity earnings (loss)	—	0.1	(0.3)	1.1	—	0.9
Other income (expense), net	—	13.3	0.5	(13.1)	—	0.7

Income (loss) before income taxes	—	(5.3)	31.2	(17.8)	—	8.1
Provision for income tax expense (benefit)	—	(0.5)	2.3	4.7	—	6.5

Income (loss) before equity in income of subsidiaries	—	(4.8)	28.9	(22.5)	—	1.6
Equity in net income of subsidiaries	19.0	23.8	—	—	(42.8)	—

Consolidated net income (loss)	19.0	19.0	28.9	(22.5)	(42.8)	1.6
Net loss attributable to noncontrolling interest	—	—	—	17.4	—	17.4

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$19.0	$19.0	$28.9	$(5.1)	$(42.8)	$19.0

Comprehensive income	$33.7	$33.7	$28.9	$(9.9)	$(71.0)	$15.4
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	18.3	—	$18.3

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$33.7	$33.7	$28.9	$8.4	$(71.0)	$33.7

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

Sales	$—	$147.2	$161.7	$475.5	$(49.9)	$734.5
Cost of products sold	—	121.5	133.5	415.0	(49.9)	620.1
Selling, administration, & engineering expenses	—	32.3	(0.1)	36.8	—	69.0
Amortization of intangibles	—	2.9	—	1.0	—	3.9
Restructuring	—	0.2	0.3	(1.0)	—	(0.5)

Operating profit (loss)	—	(9.7)	28.0	23.7	—	42.0
Interest expense, net of interest income	—	(7.3)	—	(3.5)	—	(10.8)
Equity earnings (loss)	—	0.4	1.2	1.1	—	2.7
Other income (expense), net	—	9.7	—	(14.2)	—	(4.5)

Income (loss) before income taxes	—	(6.9)	29.2	7.1	—	29.4
Provision (benefit) for income tax expense	—	19.5	(56.2)	(9.6)	—	(46.3)

Income (loss) before equity in income of subsidiaries	—	(26.4)	85.4	16.7	—	75.7
Equity in net income of subsidiaries	77.3	103.7	—	—	(181.0)	—

Consolidated net income	77.3	77.3	85.4	16.7	(181.0)	75.7
Net loss attributable to noncontrolling interests	—	—	—	1.6	—	1.6

Net income attributable to Cooper-Standard Holdings Inc.	$77.3	$77.3	$85.4	$18.3	$(181.0)	$77.3

Comprehensive income	$48.7	$48.7	$85.4	$(11.0)	$(125.8)	$46.0
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	2.7	—	2.7

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$48.7	$48.7	$85.4	$(8.3)	$(125.8)	$48.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$250.5	$311.7	$955.6	$(68.6)	$1,449.2
Cost of products sold	—	205.2	257.4	810.8	(68.6)	1,204.8
Selling, administration, & engineering expenses	—	57.9	(5.1)	73.6	—	126.4
Amortization of intangibles	—	5.6	—	2.2	—	7.8
Restructuring	—	0.2	3.0	38.4	—	41.6

Operating profit (loss)	—	(18.4)	56.4	30.6	—	68.6
Interest expense, net of interest income	—	(17.6)	—	(3.0)	—	(20.6)
Equity earnings	—	0.1	0.5	2.0	—	2.6
Other income (expense), net	—	25.5	12.6	(22.9)	—	15.2

Income (loss) before income taxes	—	(10.4)	69.5	6.7	—	65.8
Provision for income tax expense (benefit)	—	(1.0)	6.3	13.5	—	18.8

Income (loss) before equity in income (loss) of subsidiaries	—	(9.4)	63.2	(6.8)	—	47.0
Equity in net income of subsidiaries	64.0	73.4	—	—	(137.4)	—

Consolidated net income (loss)	64.0	64.0	63.2	(6.8)	(137.4)	47.0
Net loss attributable to noncontrolling interest	—	—	—	17.0	—	17.0

Net income attributable to Cooper-Standard Holdings Inc.	$64.0	$64.0	$63.2	$10.2	$(137.4)	$64.0

Comprehensive income	$104.0	$104.0	$63.2	$27.5	$(212.6)	$86.1
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	17.9	—	17.9

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$104.0	$104.0	$63.2	$45.4	$(212.6)	$104.0

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$294.6	$324.8	$978.8	$(98.4)	$1,499.8
Cost of products sold	—	243.5	272.8	845.8	(98.4)	1,263.7
Selling, administration, & engineering expenses	—	65.4	0.9	74.7	—	141.0
Amortization of intangibles	—	5.7	—	2.0	—	7.7
Restructuring	—	0.2	0.1	5.3	—	5.6

Operating profit (loss)	—	(20.2)	51.0	51.0	—	81.8
Interest expense, net of interest income	—	(16.6)	—	(5.4)	—	(22.0)
Equity earnings	—	(0.5)	2.2	1.8	—	3.5
Other income (expense), net	—	17.9	1.1	(20.6)	—	(1.6)

Income (loss) before income taxes	—	(19.4)	54.3	26.8	—	61.7
Provision (benefit) for income tax expense	—	18.1	(53.1)	(3.2)	—	(38.2)

Income (loss) before equity in income (loss) of subsidiaries	—	(37.5)	107.4	30.0	—	99.9
Equity in net income of subsidiaries	101.1	138.6	—	—	(239.7)	—

Consolidated net income (loss)	101.1	101.1	107.4	30.0	(239.7)	99.9
Net loss attributable to noncontrolling interest	—	—	—	1.2	—	1.2

Net income attributable to Cooper-Standard Holdings Inc.	$101.1	$101.1	$107.4	$31.2	$(239.7)	$101.1

Comprehensive income	$88.1	$88.1	$107.4	$17.6	$(215.0)	$86.2
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	1.9	—	1.9

Comprehensive income attributable to Cooper-Standard Holdings	$88.1	$88.1	$107.4	$19.5	$(215.0)	$88.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
			(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$118.0	$—	$134.1	$—	$252.1
Accounts receivable, net	—	74.5	88.0	365.3	—	527.8
Inventories	—	20.5	33.6	100.4	—	154.5
Prepaid expenses	—	5.3	0.5	21.5	—	27.3
Other	—	34.0	0.6	17.1	—	51.7

Total current assets	—	252.3	122.7	638.4	—	1,013.4
Investments in affiliates and intercompany accounts, net	669.3	292.3	1,084.3	(164.9)	(1,822.6)	58.4
Property, plant, and equipment, net	—	80.1	57.2	468.8	—	606.1
Goodwill	—	111.1	—	24.7	—	135.8
Other assets	—	58.9	53.3	97.5	—	209.7

	$669.3	$794.7	$1,317.5	$1,064.5	$(1,822.6)	$2,023.4

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$32.8	$—	$32.8
Accounts payable	—	44.4	40.3	175.8	—	260.5
Accrued liabilities	—	39.3	5.6	133.0	—	177.9

Total current liabilities	—	83.7	45.9	341.6	—	471.2
Long-term debt	—	450.0	—	3.0	—	453.0
Other liabilities	—	142.9	(0.1)	145.7	—	288.5

Total liabilities	—	676.6	45.8	490.3	—	1,212.7
Redeemable noncontrolling interests	—	—	—	16.0	—	16.0
Preferred stock	—	122.6	—	—	—	122.6
Total Cooper-Standard Holdings Inc. stockholders’ equity	669.3	(4.5)	1,271.7	555.4	(1,822.6)	669.3
Noncontrolling interests	—	—	—	2.8	—	2.8

Total equity	669.3	(4.5)	1,271.7	558.2	(1,822.6)	672.1

Total liabilities and equity	$669.3	$794.7	$1,317.5	$1,064.5	$(1,822.6)	$2,023.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3.6	$(8.6)	$(9.0)	$40.5	$—	$26.5
INVESTING ACTIVITIES
Capital expenditures	—	(10.9)	(7.4)	(27.2)	—	(45.5)
Acquisition of business., plus cash acquired	—	—	—	30.9	—	30.9
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Proceeds from the sale of assets	—	—	0.4	0.1	—	0.5

Net cash provided by (used in) investing activities	—	(10.9)	9.0	3.8	—	1.9
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(1.2)	—	(1.2)
Principal payments on long-term debt	—	—	—	(1.3)	—	(1.3)
Other	(3.6)	21.4	—	(21.5)	—	(3.7)

Net cash provided by (used in) financing activities	(3.6)	21.4	—	(24.0)	—	(6.2)
Effects of exchange rate changes on cash	—	—	—	(3.2)	—	(3.2)
Changes in cash and cash equivalents	—	1.9	—	17.1	—	19.0
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$164.9	$—	$148.6	$—	$313.5

Depreciation and amortization	$—	$14.3	$7.9	$38.1	$—	$60.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3.5	$(37.3)	$3.8	$(4.7)	$—	$(34.7)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(13.7)	(7.9)	(36.9)	—	(58.5)
Acquisition of business., net of cash acquired	—	—	—	(1.1)	—	(1.1)
Proceeds from the sale of assets and other	—	—	4.1	4.2	—	8.3

Net cash provided by (used in) investing activities	—	(13.7)	(3.8)	(33.8)	—	(51.3)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	—	—	—
Principal payments on long-term debt	—	—	—	(2.6)	—	(2.6)
Repurchase of preferred and common stock	—	(18.5)	—	—	—	(18.5)
Other	(3.5)	(2.1)	—	2.2	—	(3.4)

Net cash provided by (used in) financing activities	(3.5)	(20.6)	—	(0.4)	—	(24.5)
Effects of exchange rate changes on cash	—	—	—	0.9	—	0.9
Changes in cash and cash equivalents	—	(71.6)	—	(38.0)	—	(109.6)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$118.0	$—	$134.1	$—	$252.1

Depreciation and amortization	$—	$14.6	$7.6	$39.9	$—	$62.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $462,375 and $485,438 at December 31, 2011 and June 30, 2012, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forward and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of June 30, 2012, the notional amount of these contracts was $20,047. The fair values of these contracts at June 30, 2012 were $266 in the asset position recorded in other current assets and $110 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was $159 for the three and six months ended June 30, 2012. These foreign currency derivative contracts consist of hedges of transactions up to December 2012.

Interest rate swaps—The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of June 30, 2012, the notional amount of this contract was $3,132. At June 30, 2012, the fair value before taxes of the Company’s interest rate swap contract was $111 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $91 and $53 for the six months ended June 30, 2011 and 2012, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $78. The maturity date of this swap contract is September 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. At June 30, 2012, the fair value of the Company’s undesignated derivative forward contracts was $2,043 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other expense. The unrealized gain or (loss) amounted to $(474) and $2,360 for the three and six months ended June 30, 2012, respectively.

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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2011 and June 30, 2012, are shown below:

	December 31, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(156)	$—	$(156)	$—
Forward foreign exchange contracts	(4,269)	—	(4,269)	—

Total	$(4,425)	$—	$(4,425)	$—

	June 30, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(111)	$—	$(111)	$—
Forward foreign exchange contracts	(1,887)	—	(1,887)	—

Total	$(1,998)	$—	$(1,998)	$—

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

18. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company.

At June 30, 2011 and 2012, the Company had $71,964 and $76,135, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $84,843 and $180,140 for the six months ended June 30, 2011 and 2012, respectively. The Company incurred a loss on the sale of receivables of $400 and $692 for the three months ended June 30, 2011 and 2012, respectively and $674 and $1,301 for the six months ended June 30, 2011 and 2012, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

At June 30, 2011 and 2012, the Company had $19,641 and $14,360, respectively outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored was $17,071 and $44,111 for the six months ended June 30, 2011 and 2012, respectively. The Company incurred a loss on the sale of receivables of $39 and $97 for the three months ended June 30, 2011 and 2012, respectively and $39 and $207 for the six months ended June 30, 2011 and 2012, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, and government and tax incentives. The expected annualized light vehicle production volumes for 2012 are 14.9 million units in North America and 18.9 million units in Europe, according to IHS Automotive in June 2012.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended June 30, 2012 were 3.9 million units compared to 3.1 million units for the three months ended June 30, 2011, an increase of approximately 24.6%, and European light vehicle production volumes for the three months ended June 30, 2012 were 4.8 million units compared to 5.3 million units for the three months ended June 30, 2011, a decrease of approximately 9.8%. According to IHS Automotive, actual North American light vehicle production volumes for the six months ended June 30, 2012 were 7.9 million units compared to 6.5 million units for the six months ended June 30, 2011, an increase of approximately 20.9%, and European light vehicle production volumes for the six months ended June 30, 2012 were 10.0 million units compared to 10.6 million units for the six months ended June 30, 2011, a decrease of approximately 5.9%. According to IHS Automotive, North America and Europe light vehicle production volumes in the third quarter of 2012 are estimated at 3.4 million units and 4.2 million units, respectively, which is an expected 0.3 million unit increase for North America and a 0.4 million unit decrease for Europe, compared to the actual production volumes for the third quarter of 2011.

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

In March 2012, an explosion at a supplier’s chemical plant in Germany shut down the facility indefinitely. The facility not only made one-third of the global output of PA-12 resin used in automotive fuel and brake components and other general industry products, but also made one-half of the world’s CDT which is a key ingredient in the production of PA-12 resin. We do use PA-12 resin in our products and we have been working with customers and suppliers on developing and approving alternative materials.

While the situation remains complex, we have had a global team proactively working on implementing solutions. This effort has been successful to date, and we have continued to supply all customers with approved product. We fully expect to continue servicing our customers’ needs until the damaged resin facility becomes fully operational and material supply capacity returns to pre-disaster levels, which is currently expected in the fourth quarter of 2012. However, given the interconnected nature of the automotive supply chain, production interruptions may occur which could materially adversely impact our ability to continue meeting customers’ supply demands as well as our overall business, results of operations and financial condition.

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Sales	$47.5	$105.1
Cost of products sold	46.3	98.3

Gross margin	$1.2	$6.8

Net loss	$(4.0)	$(2.8)
Provision (benefit) for income tax expense	(0.5)	0.4
Interest expense	0.1	0.3
Depreciation and amortization	2.0	3.8

EBITDA	$(2.4)	$1.7
Noncontrolling interest restructuring	—	(0.3)

Adjusted EBITDA	$(2.4)	$1.4

Results of Operations

(dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Sales	$760,460	$734,501	$1,449,232	$1,499,765
Cost of products sold	636,752	620,054	1,204,758	1,263,660

Gross profit	123,708	114,447	244,474	236,105
Selling, administration & engineering expenses	65,602	68,971	126,453	141,011
Amortization of intangibles	3,936	3,891	7,834	7,724
Restructuring	36,981	(507)	41,585	5,587

Operating profit	17,189	42,092	68,602	81,783
Interest expense, net of interest income	(10,649)	(10,814)	(20,555)	(22,001)
Equity earnings	928	2,792	2,637	3,549
Other income (expense), net	726	(4,514)	15,075	(1,567)

Income before income taxes	8,194	29,556	65,759	61,764
Provision (benefit) for income tax expense	6,541	(46,226)	18,819	(38,164)

Consolidated net income	1,653	75,782	46,940	99,928
Net loss attributable to noncontrolling interests	17,369	1,534	17,017	1,175

Net income attributable to Cooper-Standard Holdings Inc.	$19,022	$77,316	$63,957	$101,103

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Sales. Sales were $734.5 million for the three months ended June 30, 2012 compared to $760.5 million for the three months ended June 30, 2011, a decrease of $26 million, or 3.4%. Sales were negatively impacted by unfavorable foreign exchange of $58.6 million and decreased volumes in the International segment. These unfavorable items were partially offset by increased volumes in North America and one additional month of sales from our joint venture with FMEA, which was completed in May, 2011.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $620.1 million for the three months ended June 30, 2012 compared to $636.8 million for the three months ended June 30, 2011, a decrease of $16.7 million or 2.6%. Raw materials comprise the largest component of our cost of products sold and represented 51% and 52% of total cost of products sold for the three months ended June 30, 2011 and 2012, respectively. The period was favorably impacted by our lean savings and foreign exchange partially offset by higher material costs, increases in other fixed and variable costs as a result of increases in North American production volumes and one additional month of costs for our joint venture with FMEA, which was completed in May, 2011.

Gross Profit. Gross profit for the three months ended June 30, 2012 was $114.4 million compared to $123.7 million for the three months ended June 30, 2011, a decrease of $9.3 million, or 7.5%. As a percentage of sales, gross profit was 16.3% and 15.6% of sales for the three months ended June 30, 2011 and 2012, respectively. The decrease was driven primarily by higher material costs, increases in other expenses associated with launch and expansion activities and unfavorable foreign exchange. In addition, the margins associated with our 2011 acquisitions are lagging behind our base business. These items were partially offset by the favorable impact of increased volumes in North America and our lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2012 was $69 million or 9.4% of sales compared to $65.6 million or 8.6% of sales for the three months ended June 30, 2011. Selling, administration and engineering expense for the three months ended June 30, 2012 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth around the world. In addition, the three months ended June 30, 2012 were impacted by one additional month of expenses for our joint venture with FMEA, which was completed in May, 2011.

Restructuring. Restructuring charges decreased $37.5 million to ($0.5) million for the three months ended June 30, 2012 compared to $37 million for the three months ended June 30, 2011. This decrease is primarily related to the reorganization of our French body sealing operations pursuant to the joint venture agreement with FMEA implemented in 2011. In addition, it was determined that a European initiative previously recorded would not be achieved and therefore was reversed during the second quarter of 2012. Also, a previously announced plan to close a North American facility was reversed in the second quarter of 2012 as the Company was able to negotiate a new contract with the union enabling the facility to remain open. These items were partially offset by the expense associated with our European initiatives.

Interest Expense, Net. Net interest expense of $10.6 million and $10.8 million for the three months ended June 30, 2011 and 2012, respectively resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense). Other expense for the three months ended June 30, 2012 was $4.5 million, which consisted primarily of foreign currency losses of $3.7 million, unrealized losses related to forward contracts of $0.5 million, and loss on sale of receivables of $0.3 million. Other income for the three months ended June 30, 2011 was $0.7 million, which consisted primarily of foreign currency gains of $1.1 million, partially offset by loss on sale of receivables of $0.3 million.

Provision (benefit) for Income Tax Expense. For the three months ended June 30, 2012, the Company recorded an income tax benefit of ($46.2) million on earnings before income taxes of $29.6 million. This compares to an income tax provision of $6.5 million on earnings before income taxes of $8.2 million for the same period of 2011. Income tax benefit for the three month period ended June 30, 2012 differs from statutory rates due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the US, income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the US statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

In the United States, the Company has been in a cumulative loss position in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2012. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

During 2012, the Company will record a tax benefit of approximately ($68.1) million related to reductions in our U.S. valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of ($14.7) million included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of ($53.4) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the three month period ended June 30, 2012.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Sales. Sales increased to $1,500 million for the six months ended June 30, 2012 compared to $1,449.2 million for the six months ended June 30, 2011, an increase of $50.5 million, or 3.5%. Sales were favorably impacted by an increase in volumes in North America as well as the USi acquisition and the joint venture with FMEA which were completed March, 2011 and May, 2011, respectively. These favorable items were partially offset by unfavorable foreign exchange of $76.1 million and decreased volumes in the International segment.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,263.7 million for the six months ended June 30, 2012 compared to $1,204.8 million for the six months ended June 30, 2011, an increase of $58.9 million or 4.9%. Raw materials comprise the largest component of our cost of products sold and represented 51% and 52% of total cost of products sold for the six months ended June 30, 2011 and 2012, respectively. The period was impacted by higher material costs, increases in other fixed and variable costs as a result of increases in North American production volumes, and higher labor costs due to the additional hires to support the increase in North American volumes. In addition, cost of products sold for the six months ended June 30, 2012 was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively. These items were partially offset by our lean savings and favorable foreign exchange.

Gross Profit. Gross profit for the six months ended June 30, 2012 was $236.1 million compared to $244.5 million for the six months ended June 30, 2011. As a percentage of sales, gross profit was 16.9% and 15.7% of sales for the six months ended June 30, 2011 and 2012, respectively. The decrease was driven primarily by higher material costs, increases in other expenses associated with launch and expansion activities and unfavorable foreign exchange. In addition, the margins associated with our 2011 acquisitions are lagging behind our base business. These items were partially offset by the favorable impact of increased volumes in North America and our lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2012 was $141 million or 9.4% of sales compared to $126.5 million or 8.7% of sales for the six months ended June 30, 2011. Selling, administration and engineering expense for the six months ended June 30, 2012 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth around the world. In addition, the six months ended June 30, 2012 was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively.

Restructuring. Restructuring charges decreased $36 million to $5.6 million for the six months ended June 30, 2012 compared to $41.6 million for the six months ended June 30, 2011. This decrease is primarily related to the reorganization of our French body sealing operations in connection with the joint venture agreement with FMEA in 2011. In addition, it was determined that a European initiative previously recorded would not be achieved and therefore was reversed during the second quarter of 2012. These items were partially offset by the expense associated with our European initiatives.

Interest Expense, Net. Net interest expense of $20.6 million and $22 million for the six months ended June 30, 2011 and 2012, respectively resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense). Other expense for the six months ended June 30, 2012 was $1.6 million, which consisted primarily of $4.3 million of foreign currency losses and $0.5 million of loss on sale of receivables, partially offset by $2.4 million of gains related to forward contracts and $0.9 million of other miscellaneous income. Other income for the six months ended June 30, 2011 was $15.1 million, which consisted primarily of a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $4.3 million, partially offset by $0.6 million of loss on sale of receivables.

Provision (benefit) for Income Tax Expense. For the six months ended June 30, 2012, the Company recorded an income tax benefit of ($38.2) million on earnings before income taxes of $61.8 million. This compares to an income tax provision of $18.8 million on earnings before income taxes of $65.8 million for the same period of 2011. Income tax expense for the six months ended June 30, 2012 differs from statutory rates due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the US, income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the US statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

In the United States, the Company has been in a cumulative loss position in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2012. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

During 2012, the Company will record a tax benefit of approximately ($68.1) million related to reductions in our U.S. valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of ($14.7) million included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of ($53.4) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the six month period ended June 30, 2012.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2011	2012	2011	2012
Sales to external customers
North America	$366,307	$387,279	$725,148	$775,414
International	394,153	347,222	724,084	724,351

Consolidated	$760,460	$734,501	$1,449,232	$1,499,765

Segment profit (loss)
North America	$45,780	$43,127	$100,030	$81,132
International	(37,586)	(13,571)	(34,271)	(19,368)

Income before income taxes	$8,194	$29,556	$65,759	$61,764

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

North America. Sales for the three months ended June 30, 2012 increased $21 million, or 5.7%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $9.2 million. Segment profit for the three months ended June 30, 2012 decreased by $2.7 million, primarily due to higher raw material costs and increased staffing, partially offset by the favorable impact of our lean savings and increased sales volume.

International. Sales for the three months ended June 30, 2012 decreased $46.9 million, or 11.9%, primarily due to unfavorable foreign exchange of $49.4 million and decreased volumes, partially offset by one additional month of sales from our joint venture with FMEA, which was completed in May, 2011. Segment loss improved by $24 million, primarily due to restructuring costs that were recorded in 2011 for the joint venture agreement with FMEA and the favorable impact of our lean savings, partially offset by higher raw material costs, unfavorable foreign exchange and decreased volumes.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

North America. Sales for the six months ended June 30, 2012 increased $50.3 million, or 6.9%, primarily due to an increase in sales volume, offset by unfavorable foreign exchange of $13 million. Segment profit for the three months ended June 30, 2012 decreased by $18.9 million, primarily due to higher raw material costs, increased staffing and a gain of $11.4 million recognized in 2011 for the partial sale of ownership in our NISCO joint venture, partially offset by the favorable impact of our lean savings and increased sales volume.

International. Sales for the six months ended June 30, 2012 remained relatively flat compared to the six months ended June 30, 2011 as the sales from our joint venture with FMEA were primarily offset by unfavorable foreign exchange and a decrease in production volumes. Segment loss improved by $14.9 million, primarily due to restructuring costs that were recorded in 2011 for the joint venture agreement with FMEA and the favorable impact of our lean savings, partially offset by higher raw material costs, unfavorable foreign exchange and decreased volumes.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 6. “Debt” to the condensed consolidated financial statements.

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

Cash Flows

Operating Activities. Net cash used in operations was $34.8 million for the six months ended June 30, 2012, which included $157.8 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables of $101 million due to increased demand for our products and timing of collections. In addition, pension contributions of $25.7 million were made during the six months ended June 30, 2012. Net cash provided by operations was $26.5 million for the six months ended June 30, 2011, which included $76.6 million of changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $51.3 million for the six months ended June 30, 2012, which consisted of $58.5 million of capital spending and final payment of $1.1 million related to the acquisition of Sigit S.p.A., offset by proceeds of $8.3 million for the sale of fixed assets. Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2011, which consisted primarily of $30.9 million of cash acquired as part of the joint venture with FMEA, net of the acquisition of USi, and proceeds of $16 million from the partial sale of a joint venture, offset by $45.5 million of capital expenditures. We anticipate that we will spend approximately $110 million to $120 million on capital expenditures in 2012.

Financing Activities. Net cash used in financing activities totaled $24.5 million for the six months ended June 30, 2012, which consisted primarily of repurchase of preferred stock of $4.9 million, repurchase of common stock of $13.6 million, payments on long-term debt of $2.6 million and payment of cash dividends of $3.5 million. Net cash used in financing activities totaled $6.2 million for the six months ended June 30, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt of $2.5 million and payment of cash dividends of $3.6 million.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Net income	$19.0	$77.3	$64.0	$101.1
Provision (benefit) for income tax expense	6.5	(46.2)	18.8	(38.2)
Interest expense, net of interest income	10.7	10.8	20.6	22.0
Depreciation and amortization	31.4	30.5	60.3	62.1

EBITDA	$67.6	$72.4	$163.7	$147.0
Restructuring (1)	37.0	(0.5)	41.6	5.6
Noncontrolling interest restructuring (2)	(17.7)	—	(17.7)	(0.3)
Net gain on partial sale of joint venture (3)	—	—	(11.4)	—
Stock-based compensation (4)	2.7	2.2	5.3	5.0
Inventory write-up (5)	0.7	—	0.7	—

Adjusted EBITDA	$90.3	$74.1	$182.2	$157.3

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Net gain on partial sale of ownership percentage in joint venture.
(4)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(5)	Write-up of inventory to fair value for the FMEA joint venture, net of noncontrolling interest.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1—April 30	10,819	(1)	$45.00	—	$—
May 1—May 31	302,744	(2)	35.87	—	—
June 1—June 30	131,812	(3)	37.16	—	—

	445,375		$36.48	—	$—

(1)	10,819 shares of common stock in this column were deemed surrendered to the Company by participants in various benefits plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.
(2)	28,325 shares of common stock in this column were deemed surrendered to the Company by participants in various benefits plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans and 274,419 shares of common stock purchased by the Company from shareholders in open market transactions.
(3)	31,812 shares of common stock in this column were deemed surrendered to the Company by participants in various benefits plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans and 100,000 shares of common stock purchased by the Company from shareholders in open market transactions.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 9, 2012	/S/ JAMES S. MCELYA
Date	James S. McElya Chairman, Chief Executive Officer and Director (Principal Executive Officer)

August 9, 2012	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 9, 2012	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of James S. McElya, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.