Form 10-Q
period 2012-09-30
Cooper-Standard Holdings Inc.
filed 2012-11-08
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 2, 2012 there were 17,620,074 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Sales	$708,544	$684,029	$2,157,776	$2,183,794
Cost of products sold	599,985	580,956	1,804,743	1,844,616

Gross profit	108,559	103,073	353,033	339,178
Selling, administration & engineering expenses	64,403	65,421	190,856	206,432
Amortization of intangibles	3,911	3,866	11,745	11,590
Restructuring	6,539	10,171	48,124	15,758

Operating profit	33,706	23,615	102,308	105,398
Interest expense, net of interest income	(9,603)	(11,325)	(30,158)	(33,326)
Equity earnings	843	2,342	3,480	5,891
Other income (expense), net	(8,884)	1,118	6,191	(449)

Income before income taxes	16,062	15,750	81,821	77,514
Provision (benefit) for income tax expense	7,963	5,392	26,782	(32,772)

Consolidated net income	8,099	10,358	55,039	110,286
Net loss attributable to noncontrolling interests	7,559	1,266	24,576	2,441

Net income attributable to Cooper-Standard Holdings Inc.	$15,658	$11,624	$79,615	$112,727

Net income available to Cooper-Standard Holdings Inc. common stockholders	$11,080	$8,037	$59,315	$86,588

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.63	$0.46	$3.37	$4.93

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.58	$0.44	$3.08	$4.63

Comprehensive income (loss)	$(53,137)	$18,790	$32,922	$104,998
Add: Comprehensive loss attributable to noncontrolling interests	9,030	825	26,961	2,758

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$(44,107)	$19,615	$59,883	$107,756

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31,	September 30,
	2011	2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361,745	$217,838
Accounts receivable, net	433,947	543,762
Inventories, net	139,726	161,573
Prepaid expenses	26,295	23,611
Other	43,808	51,772

Total current assets	1,005,521	998,556
Property, plant and equipment, net	619,717	620,980
Goodwill	136,406	136,216
Intangibles, net	131,691	121,025
Deferred tax assets	31,962	64,441
Other assets	78,491	84,093

	$2,003,788	$2,025,311

Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,093	$30,153
Accounts payable	256,671	240,816
Payroll liabilities	84,591	100,668
Accrued liabilities	108,628	89,600

Total current liabilities	482,983	461,237
Long-term debt	455,559	452,043
Pension benefits	192,124	164,384
Postretirement benefits other than pensions	68,242	67,571
Deferred tax liabilities	18,803	14,172
Other liabilities	44,614	41,961

Total liabilities	1,262,325	1,201,368
Redeemable noncontrolling interests	14,344	16,523

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2011, and September 30, 2012; 1,007,444 shares issued and 1,003,108 outstanding at December 31, 2011 and 977,004 shares issued and 971,090 outstanding at September 30, 2012	125,916	122,858

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2011 and September 30, 2012; 18,416,957 shares issued and 18,323,443 outstanding at December 31, 2011 and 18,426,553 shares issued and 17,737,874 outstanding at September 30, 2012	17	17
Additional paid-in capital	485,637	479,784
Retained earnings	124,674	219,214
Accumulated other comprehensive loss	(12,469)	(17,440)

Total Cooper-Standard Holdings Inc. equity	597,859	681,575
Noncontrolling interests	3,344	2,987

Total equity	601,203	684,562

Total liabilities and equity	$2,003,788	$2,025,311

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2011	2012
Operating Activities:
Consolidated net income	$55,039	$110,286
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	80,298	79,640
Amortization of intangibles	11,745	11,590
Deferred income taxes	—	(47,763)
Non-cash restructuring	383	147
Amortization of debt issuance cost	938	947
Stock-based compensation expense	9,164	11,473
Gain on partial sale of joint venture	(11,423)	—
Gain on sale of fixed assets	—	(929)
Changes in operating assets and liabilities	(100,392)	(187,410)

Net cash provided by (used in) operating activities	45,752	(22,019)
Investing activities:
Capital expenditures, including other intangible assets	(70,253)	(91,537)
Acquisition of businesses, net of cash acquired	30,878	(1,084)
Investment in affiliate	(10,500)	—
Proceeds from partial sale of joint venture	16,000	—
Proceeds from the sale of fixed assets	377	8,997

Net cash used in investing activities	(33,498)	(83,624)
Financing activities:
Decrease in short-term debt	(4,336)	(2,833)
Principal payments on long-term debt	(3,189)	(4,310)
Cash dividends paid	(5,406)	(5,135)
Repurchase of preferred stock	—	(4,870)
Repurchase of common stock	—	(20,636)
Other	(154)	21

Net cash used in financing activities	(13,085)	(37,763)
Effects of exchange rate changes on cash	(7,319)	(501)

Changes in cash and cash equivalents	(8,150)	(143,907)
Cash and cash equivalents at beginning of period	294,450	361,745

Cash and cash equivalents at end of period	$286,300	$217,838

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended September 30, 2012 are not necessarily indicative of results for the full year.

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

2. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. (“USi”), based in Rockford, Tennessee, from Ikyuo Co. Ltd. of Japan, for cash consideration of $6,500. USi provides an innovative hard coating process for use in automotive and industrial applications, which allows the Company to expand its technology capabilities. This acquisition was accounted for under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the results of operations of USi are included in the Company’s condensed consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

To broaden product lines across Europe, the Company completed an agreement with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) on May 2, 2011, to establish a joint venture that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”). SPBT was a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA acquired as a preliminary step to the joint venture transaction. The Company contributed its French body sealing assets and obligations, which had a fair value of approximately $33,000, to the joint venture to acquire 51 percent ownership and FMEA contributed the assets and obligations of SPBT for its 49 percent ownership. SPBT changed its name to Cooper Standard France SAS (“CS France”) subsequent to the transaction.

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s condensed consolidated balance sheets. The Company received net cash of $38,224 as part of the transaction. Also, as part of the acquisition the Company acquired an ownership interest in a joint venture in India.

The operating results of CS France are included in the Company’s condensed consolidated financial statements from the date of acquisition. This joint venture does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $1,527 and $4,580 for the three and nine months ended September 30, 2012. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of September 30, 2012, the estimated redemption value of the put option is $28,910. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected as a reduction in the income available to the Company’s common stockholders in the computation of earnings per share. At September 30, 2012 there was no difference between redemption value and fair value.

On July 1, 2011, the Company purchased from Nishikawa Rubber Co., Limited (“Nishikawa Rubber”) a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity is Nishikawa Tachaplalert Cooper Limited. This joint venture is owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand. This investment is accounted for under the equity method and is included in other assets in the accompanying condensed consolidated balance sheets.

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

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2012 are summarized as follows:

	North America	International	Total
Balance at January 1, 2012	$115,298	$21,108	$136,406
Foreign exchange translation	160	(350)	(190)

Balance at September 30, 2012	$115,458	$20,758	$136,216

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2011 and September 30, 2012, respectively:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Life (Years)
Customer relationships	$138,576	$(21,267)	$117,309	8.6
Developed technology	9,503	(2,521)	6,982	4.8
Other	7,603	(203)	7,400

Balance at December 31, 2011	$155,682	$(23,991)	$131,691	8.1

Customer relationships	$136,006	$(30,902)	$105,104	7.9
Developed technology	9,469	(3,702)	5,767	4.1
Other	10,636	(482)	10,154

Balance at September 30, 2012	$156,111	$(35,086)	$121,025	7.4

Amortization expense totaled $3,911 and $3,866 for the three months ended September 30, 2011 and 2012, respectively and $11,745 and $11,590 for the nine months ended September 30, 2011 and 2012, respectively. Estimated amortization expense will total approximately $15,500 for the year ending December 31, 2012.

4. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through September 30, 2012. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $(241) and $566 for the nine months ended September 30, 2011 and 2012, respectively. As of September 30, 2012, there is a liability of $80 associated with these initiatives recorded on the Company’s condensed consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $11,000 and are expected to be completed in 2013. The Company has recognized $10,993 of costs related to these initiatives. The following tables summarize the activity for these initiatives for the nine months ended September 30, 2011 and 2012:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	2,278	4,721	—	6,999
Cash payments	—	(3,465)	—	(3,465)

Balance at September 30, 2011	$2,278	$1,256	$—	$3,534

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$3,443	$848	$—	$4,291
Expense	(392)	2,413	147	2,168
Cash payments	(3,046)	(3,261)	—	(6,307)
Utilization of reserve	—	—	(147)	(147)

Balance at September 30, 2012	$5	$—	$—	$5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

An other postretirement benefit curtailment gain of $1,539 for the nine months ended September 30, 2012 resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relation to the joint venture agreement with FMEA. The estimated total cost of this initiative is $44,300 and is expected to be completed in 2012. The Company has recognized $44,237 of costs related to this initiative. The following tables summarize the activity for this initiative for the nine months ended September 30, 2011 and 2012:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2011	$—	$—	$—	$—
Expense	33,431	4,160	—	37,591
Reorganization iniative transfer	1,877	—	—	1,877
Cash payments and foreign exchange translation	(3,927)	(4,160)	—	(8,087)

Balance at September 30, 2011	$31,381	$—	$—	$31,381

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$23,228	$—	$—	$23,228
Expense	423	1,360	—	1,783
Cash payments and foreign exchange translation	(22,060)	(1,360)	—	(23,420)

Balance at September 30, 2012	$1,591	$—	$—	$1,591

In the third quarter of 2011, the Company initiated the transfer of a sealing business from one of its German facilities to other sealing operations in Eastern Europe. After discussions with several stakeholders it was determined the completion of this initiative would not be achieved. As a result, $1,644 of restructuring expense was reversed in the nine months ended September 30, 2012.

In the first quarter of 2012, the Company initiated the closure of a facility in North America and a restructuring liability of $4,886 was recorded. During the second quarter of 2012, the Company was able to negotiate a new contract with the union, therefore enabling the facility to remain open. As a result, $4,725 of restructuring expense was reversed in the nine months ended September 30, 2012.

During 2012, the Company initiated the restructuring of facilities in Europe to change the Company’s European footprint to improve the Company’s operating performance. The estimated total cost of this initiative is $20,300 and is expected to be completed in 2013. The following table summarizes the activity for this initiative for the nine months ended September 30, 2012:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$—	$—	$—	$—
Expense	14,053	210	—	14,263
Cash payments and foreign exchange translation	(3,368)	(210)	—	(3,578)

Balance at September 30, 2012	$10,685	$—	$—	$10,685

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

5. Inventories

Inventories were comprised of the following at December 31, 2011 and September 30, 2012:

	December 31,	September 30,
	2011	2012
Finished goods	$34,446	$40,897
Work in process	34,466	39,791
Raw materials and supplies	70,814	80,885

	$139,726	$161,573

6. Debt

Outstanding debt consisted of the following at December 31, 2011 and September 30, 2012:

	December 31,	September 30,
	2011	2012
Senior notes	$450,000	$450,000
Other borrowings	38,652	32,196

Total debt	$488,652	$482,196
Less current portion	(33,093)	(30,153)

Total long-term debt	$455,559	$452,043

Senior ABL Facility

The Company’s senior secured asset-based revolving credit facility (the “Senior ABL Facility”) provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2012, no amounts were drawn under the Senior ABL Facility, but there were approximately $27,632 of letters of credit outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2012 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$526	$633	$287	$778
Interest cost	3,687	1,791	3,476	1,919
Expected return on plan assets	(4,052)	(1,017)	(3,868)	(1,010)
Amortization of prior service cost and recognized actuarial loss	5	10	124	96

Net periodic benefit cost	$166	$1,417	$19	$1,783

	Pension Benefits
	Nine Months Ended September 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,578	$1,898	$861	$2,366
Interest cost	11,061	5,373	10,428	5,830
Expected return on plan assets	(12,156)	(3,059)	(11,604)	(3,010)
Amortization of prior service cost and recognized actuarial loss	15	32	372	284

Net periodic benefit cost	$498	$4,244	$57	$5,470

	Other Postretirement Benefits
	Three Months Ended September 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$299	$160	$136	$163
Interest cost	751	231	449	206
Amortization of prior service cost and recognized actuarial (gain) loss	1	—	(444)	(14)
Other	21	—	19	—

Net periodic benefit cost	$1,072	$391	$160	$355

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$897	$481	$408	$486
Interest cost	2,253	695	1,347	614
Amortization of prior service cost and recognized actuarial (gain) loss	3	—	(1,332)	(41)
Other	63	—	57	—
Curtailment gain	—	—	(1,539)	—

Net periodic benefit cost (gain)	$3,216	$1,176	$(1,059)	$1,059

The curtailment gain for the nine months ended September 30, 2012 in the table above resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, the Company’s analysis indicates that it would have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, management concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to those net deferred tax assets.

In the United States, the Company has been in a cumulative loss position in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2012. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be realized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

During 2012, the Company is expected to record a tax benefit of approximately ($67,800) related to reductions in its U.S. valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of ($19,500) included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of ($48,300) resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States.

The effective tax rate for the three and nine months ended September 30, 2012 is 34% and (42%), respectively. Excluding the impact of releasing the U.S. valuation allowance discretely, the effective tax rate for the nine months ended September 30, 2012 is 20%. The effective tax rate for the three and nine months ended September 30, 2011 was 50% and 33%, respectively. The income tax rate for the three and nine months ended September 30, 2012 varies from statutory rates due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the U.S., income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

9. Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests

The components of comprehensive income (loss), net of related tax are as follows:

	Three Months Ended September 30,
	2011			2012
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$8,099	$15,658	$(7,559)	$10,358	$11,624	$(1,266)
Currency translation adjustment	(61,159)	(59,688)	(1,471)	8,701	8,260	441
Pension and other postretirement benefits, net of tax	17	17	—	(189)	(189)	—
Fair value change of derivatives, net of tax	(94)	(94)	—	(80)	(80)	—

Comprehensive income (loss):	$(53,137)	$(44,107)	$(9,030)	$18,790	$19,615	$(825)

	Nine Months Ended September 30,
	2011			2012
	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest	Total	Cooper-Standard Holdings Inc.	Noncontrolling Interest
Net income (loss)	$55,039	$79,615	$(24,576)	$110,286	$112,727	$(2,441)
Currency translation adjustment	(23,402)	(21,017)	(2,385)	(4,602)	(4,285)	(317)
Pension and other postretirement benefits, net of tax	1,655	1,655	—	(815)	(815)	—
Fair value change of derivatives, net of tax	(370)	(370)	—	129	129	—

Comprehensive income (loss):	$32,922	$59,883	$(26,961)	$104,998	$107,756	$(2,758)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the nine months ended September 30, 2012:

	Cooper-Standard	Noncontrolling	Total	Redeemable Noncontrolling
	Holdings Inc.	Interest	Equity	Interests
Equity at January 1, 2012	$597,859	$3,344	$601,203	$14,344
Net income (loss)	112,727	(359)	112,368	(2,082)
Preferred stock dividends	(5,087)	—	(5,087)	—
Preferred stock redemption premium	(974)	—	(974)	—
Repurchase common stock	(21,292)	—	(21,292)	—
Other comprehensive loss	(4,971)	2	(4,969)	(319)
Stock-based compensation	7,893	—	7,893	—
Accretion of redeemable noncontrolling interests	(4,580)	—	(4,580)	4,580

Equity at September 30, 2012	$681,575	$2,987	$684,562	$16,523

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income attributable to Cooper-Standard Holdings Inc.	$15,658	$11,624	$79,615	$112,727
Less: Preferred stock dividends (paid or unpaid)	(1,835)	(1,699)	(5,519)	(5,087)
Less: Premium paid for redemption of preferred stock	—	—	—	(974)
Less: Undistributed earnings allocated to participating securities	(2,743)	(1,888)	(14,781)	(20,078)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$11,080	$8,037	$59,315	$86,588

Average shares of common stock outstanding	17,693,458	17,454,226	17,580,474	17,578,580

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.63	$0.46	$3.37	$4.93

Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing net income attributable to Cooper-Standard Holdings Inc. by the average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was anti-dilutive. A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income available to Cooper-Standard Holdings Inc. common stockholders	$11,080	$8,037	$59,315	$86,588

Average common shares outstanding	17,693,458	17,454,226	17,580,474	17,578,580
Dilutive effect of:
Common restricted stock	278,700	172,586	408,964	270,230
Preferred restricted stock	62,095	19,181	91,263	47,833
Warrants	946,478	570,067	992,627	699,533
Options	183,034	77,707	210,660	111,023

Average dilutive shares of common stock outstanding	19,163,765	18,293,767	19,283,988	18,707,199

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.58	$0.44	$3.08	$4.63

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2011 and 2012, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Number of options	33,700	272,800	33,700	272,800
Exercise price	$43.50	$43.50-46.75	$43.50	$43.50-46.75
Preferred shares, as if converted	4,381,005	4,099,692	4,381,005	4,076,150
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$4,578	$3,587	$20,300	$26,139

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the nine months ended September 30, 2012:

	Preferred Shares	Preferred Stock
Preferred stock at January 1, 2012	1,003,108	$125,916
Stock-based compensation	—	1,040
Repurchased preferred stock shares	(32,018)	(4,098)

Preferred stock at September 30, 2012	971,090	$122,858

12. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan. In 2011, the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,350 and $3,436 for the three months ended September 30, 2011 and 2012, respectively and $9,164 and $11,473 for the nine months ended September 30, 2011 and 2012, respectively.

13. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Foreign currency gains (losses)	$(2,848)	$(193)	$1,455	$(4,516)
Unrealized gains (losses) related to forward contracts	(5,487)	1,476	(5,487)	3,836
Loss on sale of receivables	(357)	(165)	(974)	(689)
Gain on partial sale of joint venture	—	—	11,423	—
Miscellaneous income (expense)	(192)	—	(226)	920

Other income (expense), net	$(8,884)	$1,118	$6,191	$(449)

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $6,983 and $7,472 for the three months ended September 30, 2011 and 2012, respectively and $21,016 and $31,491 for the nine months ended September 30, 2011 and 2012, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $643 and $743 for the three months ended September 30, 2011 and 2012, respectively and $2,236 and $2,340 for the nine months ended September 30, 2011 and 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table details information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Sales to external customers
North America	$348,507	$363,859	$1,073,655	$1,139,273
International	360,037	320,170	1,084,121	1,044,521

Consolidated	$708,544	$684,029	$2,157,776	$2,183,794

Intersegment sales
North America	$2,171	$1,646	$5,372	$5,979
International	2,271	3,577	6,322	10,112
Eliminations and other	(4,442)	(5,223)	(11,694)	(16,091)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$31,850	$32,790	$131,880	$113,922
International	(15,788)	(17,040)	(50,059)	(36,408)

Income before income taxes	$16,062	$15,750	$81,821	$77,514

Restructuring cost included in segment profit (loss)
North America	$1,838	$276	$4,958	$755
International	4,701	9,895	43,166	15,003

Consolidated	$6,539	$10,171	$48,124	$15,758

	December 31, 2011	September 30, 2012
Segment assets
North America	$752,082	$800,456
International	1,020,410	1,010,463
Eliminations and other	231,296	214,392

Consolidated	$2,003,788	$2,025,311

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$123.1	$150.6	$471.0	$(36.2)	$708.5
Cost of products sold	—	99.0	124.1	413.1	(36.2)	600.0
Selling, administration, & engineering expenses	—	29.0	(0.1)	35.5	—	64.4
Amortization of intangibles	—	2.7	—	1.2	—	3.9
Restructuring	—	0.1	1.7	4.7	—	6.5

Operating profit (loss)	—	(7.7)	24.9	16.5	—	33.7
Interest expense, net of interest income	—	(9.0)	—	(0.6)	—	(9.6)
Equity earnings	—	0.2	—	0.6	—	0.8
Other income (expense), net	—	12.5	0.2	(21.5)	—	(8.8)

Income (loss) before income taxes	—	(4.0)	25.1	(5.0)	—	16.1
Provision (benefit) for income tax expense	—	(1.7)	8.9	0.8	—	8.0

Income (loss) before equity in income of subsidiaries	—	(2.3)	16.2	(5.8)	—	8.1
Equity in net income of subsidiaries	15.7	18.0	—	—	(33.7)	—

Consolidated net income (loss)	15.7	15.7	16.2	(5.8)	(33.7)	8.1
Net loss attributable to noncontrolling interest	—	—	—	7.6	—	7.6

Net income attributable to Cooper-Standard Holdings Inc.	$15.7	$15.7	$16.2	$1.8	$(33.7)	$15.7

Comprehensive income (loss)	$(44.1)	$(44.1)	$16.2	$(64.7)	$83.6	$(53.1)
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	9.0	—	9.0

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$(44.1)	$(44.1)	$16.2	$(55.7)	$83.6	$(44.1)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
			(dollars in millions)
Sales	$—	$135.1	$150.7	$441.4	$(43.2)	$684.0
Cost of products sold	—	113.0	129.1	382.0	(43.2)	580.9
Selling, administration, & engineering expenses	—	30.8	—	34.6	—	65.4
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	0.2	9.9	—	10.2

Operating profit (loss)	—	(11.6)	21.4	13.8	—	23.6
Interest expense, net of interest income	—	(8.3)	—	(3.0)	—	(11.3)
Equity earnings	—	1.0	0.5	0.9	—	2.4
Other income (expense), net	—	8.7	(0.1)	(7.5)	—	1.1

Income (loss) before income taxes	—	(10.2)	21.8	4.2	—	15.8
Provision for income tax expense	—	0.3	4.6	0.5	—	5.4

Income (loss) before equity in income of subsidiaries	—	(10.5)	17.2	3.7	—	10.4
Equity in net income of subsidiaries	11.6	22.1	—	—	(33.7)	—

Consolidated net income	11.6	11.6	17.2	3.7	(33.7)	10.4
Net income attributable to noncontrolling interests	—	—	—	1.2	—	1.2

Net income attributable to Cooper-Standard Holdings Inc.	$11.6	$11.6	$17.2	$4.9	$(33.7)	$11.6

Comprehensive income	$19.6	$19.6	$17.2	$11.5	$(49.1)	$18.8
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$19.6	$19.6	$17.2	$12.3	$(49.1)	$19.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$373.6	$462.3	$1,426.7	$(104.8)	$2,157.8
Cost of products sold	—	304.2	381.5	1,223.9	(104.8)	1,804.8
Selling, administration, & engineering expenses	—	86.9	(5.2)	109.2	—	190.9
Amortization of intangibles	—	8.3	—	3.4	—	11.7
Restructuring	—	0.3	4.7	43.1	—	48.1

Operating profit (loss)	—	(26.1)	81.3	47.1	—	102.3
Interest expense, net of interest income	—	(26.6)	—	(3.6)	—	(30.2)
Equity earnings	—	0.3	0.5	2.7	—	3.5
Other income (expense), net	—	38.0	12.8	(44.6)	—	6.2

Income (loss) before income taxes	—	(14.4)	94.6	1.6	—	81.8
Provision (benefit) for income tax expense	—	(2.7)	15.2	14.3	—	26.8

Income (loss) before equity in income (loss) of subsidiaries	—	(11.7)	79.4	(12.7)	—	55.0
Equity in net income of subsidiaries	79.6	91.3	—	—	(170.9)	—

Consolidated net income (loss)	79.6	79.6	79.4	(12.7)	(170.9)	55.0
Net loss attributable to noncontrolling interest	—	—	—	24.6	—	24.6

Net income attributable to Cooper-Standard Holdings Inc.	$79.6	$79.6	$79.4	$11.9	$(170.9)	$79.6

Comprehensive income (loss)	$59.9	$59.9	$79.4	$(37.2)	$(129.1)	$32.9
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	27.0	—	27.0

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$59.9	$59.9	$79.4	$(10.2)	$(129.1)	$59.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$429.7	$475.5	$1,420.2	$(141.6)	$2,183.8
Cost of products sold	—	356.5	401.9	1,227.8	(141.6)	1,844.6
Selling, administration, & engineering expenses	—	96.2	0.9	109.3	—	206.4
Amortization of intangibles	—	8.5	—	3.1	—	11.6
Restructuring	—	0.3	0.3	15.2	—	15.8

Operating profit (loss)	—	(31.8)	72.4	64.8	—	105.4
Interest expense, net of interest income	—	(24.9)	—	(8.4)	—	(33.3)
Equity earnings	—	0.5	2.7	2.7	—	5.9
Other income (expense), net	—	26.6	1.0	(28.1)	—	(0.5)

Income (loss) before income taxes	—	(29.6)	76.1	31.0	—	77.5
Provision (benefit) for income tax expense	—	18.4	(48.5)	(2.7)	—	(32.8)

Income (loss) before equity in income (loss) of subsidiaries	—	(48.0)	124.6	33.7	—	110.3
Equity in net income of subsidiaries	112.7	160.7	—	—	(273.4)	—

Consolidated net income	112.7	112.7	124.6	33.7	(273.4)	110.3
Net loss attributable to noncontrolling interest	—	—	—	2.4	—	2.4

Net income attributable to Cooper-Standard Holdings Inc.	$112.7	$112.7	$124.6	$36.1	$(273.4)	$112.7

Comprehensive income	$107.8	$107.8	$124.6	$29.0	$(264.2)	$105.0
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	2.8	—	2.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$107.8	$107.8	$124.6	$31.8	$(264.2)	$107.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$126.7	$—	$91.1	$—	$217.8
Accounts receivable, net	—	75.9	87.9	379.9	—	543.7
Inventories	—	22.8	32.7	106.1	—	161.6
Prepaid expenses	—	4.5	0.3	18.8	—	23.6
Other	—	34.8	(0.2)	17.2	—	51.8

Total current assets	—	264.7	120.7	613.1	—	998.5
Investments in affiliates and intercompany accounts, net	681.6	274.1	1,104.4	(162.2)	(1,836.6)	61.3
Property, plant, and equipment, net	—	83.4	56.7	480.9	—	621.0
Goodwill	—	111.1	—	25.1	—	136.2
Other assets	—	59.6	48.6	100.1	—	208.3

	$681.6	$792.9	$1,330.4	$1,057.0	$(1,836.6)	$2,025.3

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$30.2	$—	$30.2
Accounts payable	—	40.9	36.3	163.6	—	240.8
Accrued liabilities	—	56.0	5.2	129.0	—	190.2

Total current liabilities	—	96.9	41.5	322.8	—	461.2
Long-term debt	—	450.0	—	2.0	—	452.0
Other liabilities	—	141.8	(0.1)	146.4	—	288.1

Total liabilities	—	688.7	41.4	471.2	—	1,201.3
Redeemable noncontrolling interests	—	—	—	16.5	—	16.5
Preferred stock	—	122.9	—	—	—	122.9
Total Cooper-Standard Holdings Inc. equity	681.6	(18.7)	1,289.0	566.3	(1,836.6)	681.6
Noncontrolling interests	—	—	—	3.0	—	3.0

Total equity	681.6	(18.7)	1,289.0	569.3	(1,836.6)	684.6

Total liabilities and equity	$681.6	$792.9	$1,330.4	$1,057.0	$(1,836.6)	$2,025.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5.4	$0.9	$(6.2)	$45.7	$—	$45.8
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(15.6)	(10.2)	(44.5)	—	(70.3)
Acquisition of businesses, net of cash acquired	—	—	—	30.9	—	30.9
Investment in affiliates	—	(10.5)	—	—	—	(10.5)
Proceeds from partial sale of joint venture	—	—	16.0	—	—	16.0
Proceeds from the sale of fixed assets	—	—	0.4	—	—	0.4

Net cash provided by (used in) investing activities	—	(26.1)	6.2	(13.6)	—	(33.5)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(4.3)	—	(4.3)
Principal payments on long-term debt	—	—	—	(3.2)	—	(3.2)
Other	(5.4)	33.5	—	(33.7)	—	(5.6)

Net cash provided by (used in) financing activities	(5.4)	33.5	—	(41.2)	—	(13.1)
Effects of exchange rate changes on cash	—	—	—	(7.4)	—	(7.4)
Changes in cash and cash equivalents	—	8.3	—	(16.5)	—	(8.2)
Cash and cash equivalents at beginning of period	—	163.0	—	131.5	—	294.5

Cash and cash equivalents at end of period	$—	$171.3	$—	$115.0	$—	$286.3

Depreciation and amortization	$—	$21.2	$11.9	$58.9	$—	$92.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5.1	$(7.1)	$8.0	$(28.0)	$—	$(22.0)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(19.9)	(12.1)	(59.5)	—	(91.5)
Acquisition of businesses, net of cash acquired	—		—	(1.1)	—	(1.1)
Proceeds from the sale of fixed assets	—	—	4.1	4.9	—	9.0

Net cash used in investing activities	—	(19.9)	(8.0)	(55.7)	—	(83.6)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(2.8)	—	(2.8)
Principal payments on long-term debt	—	—	—	(4.3)	—	(4.3)
Repurchase of preferred and common stock	—	(25.5)	—	—	—	(25.5)
Other	(5.1)	(10.4)	—	10.3	—	(5.2)

Net cash provided by (used in) financing activities	(5.1)	(35.9)	—	3.2	—	(37.8)
Effects of exchange rate changes on cash	—	—	—	(0.5)	—	(0.5)
Changes in cash and cash equivalents	—	(62.9)	—	(81.0)	—	(143.9)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$126.7	$—	$91.1	$—	$217.8

Depreciation and amortization	$—	$21.3	$11.0	$58.9	$—	$91.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $462,375 and $489,938 at December 31, 2011 and September 30, 2012, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forward and swap contracts, to manage its exposure to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income (loss). For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of September 30, 2012, the notional amount of these contracts was $9,984. The fair values of these contracts at September 30, 2012 were $204 in the asset position recorded in other current assets and $53 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was ($94) and $65 for the three and nine months ended September 30, 2012, respectively. These foreign currency derivative contracts consist of hedges of transactions up to December 2012.

Interest rate swaps—The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of September 30, 2012, the notional amount of this contract was $2,108. At September 30, 2012, the fair value before taxes of the Company’s interest rate swap contract was a liability of $94 and is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $131 and $77 for the nine months ended September 30, 2011 and 2012, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $94. The maturity date of this swap contract is September 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. At September 30, 2012, the fair value of the Company’s undesignated derivative forward contracts was a liability of $581 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized gain amounted to $1,476 and $3,836 for the three and nine months ended September 30, 2012, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2011 and September 30, 2012, are shown below:

	December 31, 2011
	Asset
Contract	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(156)	$—	$(156)	$—
Forward foreign exchange contracts	(4,269)	—	(4,269)	—

Total	$(4,425)	$—	$(4,425)	$—

	September 30, 2012
	Asset
Contract	(Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(94)	$—	$(94)	$—
Forward foreign exchange contracts	(430)	—	(430)	—

Total	$(524)	$—	$(524)	$—

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

At September 30, 2011 and 2012, the Company had $62,083 and $68,564, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $149,715 and $256,033 for the nine months ended September 30, 2011 and 2012, respectively. The Company incurred a loss on the sale of receivables of $408 and $421 for the three months ended September 30, 2011 and 2012, respectively and $1,082 and $1,722 for the nine months ended September 30, 2011 and 2012, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

At September 30, 2011 and 2012, the Company had $14,040 and $11,296, respectively outstanding under receivable transfer agreements with recourse. The recourse amount is recorded in debt payable within one year. The total amount of accounts receivable factored was $38,026 and $61,631 for the nine months ended September 30, 2011 and 2012, respectively. The Company incurred a loss on the sale of receivables of $50 and $68 for the three months ended September 30, 2011 and 2012, respectively and $89 and $275 for the nine months ended September 30, 2011 and 2012, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).

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

General

On October 1, 2012, the Board of Directors appointed Jeffrey S. Edwards to the position of President and Chief Executive Officer of the Company and its principal operating subsidiary, Cooper-Standard Automotive Inc., effective October 15, 2012. On October 1, 2012, James S. McElya announced that he would be retiring from his position as Chief Executive Officer of the Company, effective October 15, 2012. Mr. McElya is expected to continue to fulfill his current term on the Company’s Board of Directors, serving as Non-Executive Chairman.

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, and government and tax incentives. The expected annualized light vehicle production volumes for 2012 are 15.1 million units in North America and 19 million units in Europe, according to IHS Automotive in September 2012.

According to IHS Automotive, actual North American light vehicle production volumes for the three months ended September 30, 2012 were 3.6 million units compared to 3.2 million units for the three months ended September 30, 2011, an increase of approximately 12.2%, and European light vehicle production volumes for the three months ended September 30, 2012 were 4.2 million units compared to 4.5 million units for the three months ended September 30, 2011, a decrease of approximately 7.8%. According to IHS Automotive, actual North American light vehicle production volumes for the nine months ended September 30, 2012 were 11.5 million units compared to 9.7 million units for the nine months ended September 30, 2011, an increase of approximately 19%, and European light vehicle production volumes for the nine months ended September 30, 2012 were 14.4 million units compared to 15.2 million units for the nine months ended September 30, 2011, a decrease of approximately 4.8%. According to IHS Automotive, North America and Europe light vehicle production volumes in the fourth quarter of 2012 are estimated at 3.6 million units and 4.5 million units, respectively, which is an expected 0.2 million unit increase for North America and a 0.5 million unit decrease for Europe, compared to the actual production volumes for the fourth quarter of 2011.

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

Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through lean initiatives, capital redeployment, restructuring and other cost management processes.

During the fourth quarter of 2012, the Company began performing its annual goodwill impairment testing. As a result of the current macroeconomic environment and challenging conditions, which may continue, an impairment charge not to exceed $2.9 million may be recorded in the fourth quarter of 2012 for our South America reporting unit.

In March 2012, an explosion at a supplier’s chemical plant in Germany shut down the facility and interrupted production. The facility not only made one-third of the global output of PA-12 resin used in automotive fuel and brake components and other general industry products, but also made one-half of the world’s CDT which is a key ingredient in the production of PA-12 resin. We do use PA-12 resin in our products and we have been working with customers and suppliers on developing and approving alternative materials.

Cooper Standard put a global team in place immediately following the shutdown of the chemical plant to find solutions to ensure uninterrupted supply of product to our customers. The team was able to fast track alternative materials, gain necessary approvals and bring these alternatives to market. We have been able to meet all of our customers’ needs to date and anticipate the global supply of PA-12 to return to normalized levels in the fourth quarter of 2012.

Our business has also been impacted by our acquisition of USi and the joint venture agreement with FMEA. Our sales have increased as a result of these two acquisitions, but we continue to incur additional costs as we integrate and restructure these businesses. In addition, the joint venture agreement with FMEA has been negatively impacted by the challenging business conditions in Europe. In evaluating these businesses, management considers EBITDA and Adjusted EBITDA as key indicators of operating performance. The following table shows combined gross profit for the acquisitions and reconciles EBITDA and Adjusted EBITDA for the acquisitions to their net income (loss), which is the most directly comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Sales	$47.0	$152.1
Cost of products sold	42.3	140.5

Gross profit	$4.7	$11.6

Net income (loss)	$0.4	$(2.5)
Provision for income tax expense	0.2	0.7
Interest expense	0.1	0.3
Depreciation and amortization	2.0	5.9

EBITDA	$2.7	$4.4
Noncontrolling interest restructuring	(0.2)	(0.5)

Adjusted EBITDA	$2.5	$3.9

Results of Operations

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Sales	$708,544	$684,029	$2,157,776	$2,183,794
Cost of products sold	599,985	580,956	1,804,743	1,844,616

Gross profit	108,559	103,073	353,033	339,178
Selling, administration & engineering expenses	64,403	65,421	190,856	206,432
Amortization of intangibles	3,911	3,866	11,745	11,590
Restructuring	6,539	10,171	48,124	15,758

Operating profit	33,706	23,615	102,308	105,398
Interest expense, net of interest income	(9,603)	(11,325)	(30,158)	(33,326)
Equity earnings	843	2,342	3,480	5,891
Other income (expense), net	(8,884)	1,118	6,191	(449)

Income before income taxes	16,062	15,750	81,821	77,514
Provision (benefit) for income tax expense	7,963	5,392	26,782	(32,772)

Consolidated net income	8,099	10,358	55,039	110,286
Net loss attributable to noncontrolling interests	7,559	1,266	24,576	2,441

Net income attributable to Cooper-Standard Holdings Inc.	$15,658	$11,624	$79,615	$112,727

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Sales. Sales were $684 million for the three months ended September 30, 2012 compared to $708.5 million for the three months ended September 30, 2011, a decrease of $24.5 million, or 3.5%. Sales were negatively impacted by unfavorable foreign exchange of $42.5 million and decreased volumes in the International segment. These unfavorable items were partially offset by increased volumes in North America.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $581 million for the three months ended September 30, 2012 compared to $600 million for the three months ended September 30, 2011, a decrease of $19 million or 3.2%. Raw materials comprise the largest component of our cost of products sold and represented 50% of total cost of products sold for the three months ended September 30, 2011 and 2012. The period was favorably impacted by lean savings and foreign exchange partially offset by higher material costs and increases in other fixed and variable costs as a result of increases in North American production volumes.

Gross Profit. Gross profit for the three months ended September 30, 2012 was $103.1 million compared to $108.6 million for the three months ended September 30, 2011, a decrease of $5.5 million, or 5.1%. As a percentage of sales, gross profit was 15.3% and 15.1% of sales for the three months ended September 30, 2011 and 2012, respectively. The decrease was driven primarily by higher material costs, increases in other expenses associated with launch and expansion activities and unfavorable foreign exchange. In addition, the gross profit margins associated with our 2011 acquisitions are lagging behind our base business. These items were partially offset by the favorable impact of increased volumes in North America and lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2012 was $65.4 million or 9.6% of sales compared to $64.4 million or 9.1% of sales for the three months ended September 30, 2011. Selling, administration and engineering expense for the three months ended September 30, 2012 was impacted by increased staffing as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges of $10.2 million for the three months ended September 30, 2012 consisted primarily of costs associated with European initiatives announced during 2012. Restructuring charges of $6.5 million for the three months ended September 30, 2011 consisted primarily of costs associated with the reorganization of our French body sealing operations, the closure of a North America facility and the decision to establish a centralized shared services function in Europe.

Interest Expense, Net. Net interest expense of $11.3 million for the three months ended September 30, 2012 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes. Net interest expense of $9.6 million for the three months ended September 30, 2011 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes, partially offset by interest income of $1.6 million.

Other Income (Expense), Net. Other income for the three months ended September 30, 2012 was $1.1 million, which consisted of unrealized gains related to forward contracts of $1.5 million, foreign currency losses of $0.2 million and loss on sale of receivables of $0.2 million. Other expense for the three months ended September 30, 2011 was $8.9 million, which consisted primarily of unrealized losses related to forward contracts of $5.5 million, foreign currency losses of $2.8 million, and loss on sale of receivables of $0.4 million.

Provision for Income Tax Expense. For the three months ended September 30, 2012, an income tax provision of $5.4 million on earnings before income taxes of $15.8 million was recorded. This compares to an income tax provision of $8 million on earnings before income taxes of $16.1 million for the same period of 2011. Income tax expense for the three months ended September 30, 2012 differs from statutory rates due to income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Sales. Sales were $2,183.8 million for the nine months ended September 30, 2012 compared to $2,157.8 million for the nine months ended September 30, 2011, an increase of $26 million, or 1.2%. Sales were favorably impacted by an increase in volumes in North America as well as the USi acquisition and the joint venture with FMEA which were completed March, 2011 and May, 2011, respectively. These favorable items were partially offset by unfavorable foreign exchange of $118.6 million and decreased volumes in the International segment.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,844.6 million for the nine months ended September 30, 2012 compared to $1,804.7 million for the nine months ended September 30, 2011, an increase of $39.9 million or 2.2%. Raw materials comprise the largest component of our cost of products sold and represented 51% of total cost of products sold for the nine months ended September 30, 2011 and 2012. The period was impacted by higher material costs, increases in other fixed and variable costs as a result of increases in North American production volumes, and higher labor costs due to the additional hires to support the increase in North American volumes. In addition, cost of products sold for the nine months ended September 30, 2012 was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively. These items were partially offset by lean savings and favorable foreign exchange.

Gross Profit. Gross profit for the nine months ended September 30, 2012 was $339.2 million compared to $353 million for the nine months ended September 30, 2011. As a percentage of sales, gross profit was 16.4% and 15.5% of sales for the nine months ended September 30, 2011 and 2012, respectively. The decrease was driven primarily by higher material costs, increases in other expenses associated with launch and expansion activities and unfavorable foreign exchange. In addition, the gross profit margins associated with our 2011 acquisitions are lagging behind our base business. These items were partially offset by the favorable impact of increased volumes in North America and lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2012 was $206.4 million or 9.5% of sales compared to $190.9 million or 8.8% of sales for the nine months ended September 30, 2011. Selling, administration and engineering expense for the nine months ended September 30, 2012 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world. In addition, the nine months ended September 30, 2012 was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively.

Restructuring. Restructuring charges of $15.8 million for the nine months ended September 30, 2012 consisted primarily of costs associated with European initiatives announced during 2012. Restructuring charges of $48.1 million for the nine months ended September 30, 2011 consisted primarily of costs associated with the reorganization of our French body sealing operations, the closure of a North America facility and the decision to establish a centralized shared services function in Europe.

Interest Expense, Net. Net interest expense of $33.3 million for the nine months ended September 30, 2012, resulted primarily from interest and debt issuance amortization recorded on the Senior Notes. Net interest expense of $30.2 million for the nine months ended September 30, 2011 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes, partially offset by interest income of $1.6 million.

Other Income (Expense), Net. Other expense for the nine months ended September 30, 2012 was $0.5 million, which consisted of $4.5 million of foreign currency losses and $0.7 million of loss on sale of receivables, partially offset by $3.8 million of gains related to forward contracts and $0.9 million of other miscellaneous income. Other income for the nine months ended September 30, 2011 was $6.2 million, which consisted of a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $1.5 million, partially offset by unrealized losses related to forward contracts of $5.5 million and loss on sale of receivables and miscellaneous expense of $1.2 million.

Provision (Benefit) for Income Tax Expense. For the nine months ended September 30, 2012, an income tax benefit of ($32.8) million on earnings before income taxes of $77.5 million was recorded. This compares to an income tax provision of $26.8 million on earnings before income taxes of $81.8 million for the same period of 2011. Income tax benefit for the nine months ended September 30, 2012 differs from statutory rates due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the U.S., income in jurisdictions with no tax expense due to valuation allowance release, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items.

In the United States, we have been in a cumulative loss position in recent years. However, that position changed to a three year cumulative income position during the second quarter of 2012. This position, along with management’s analysis of all other available evidence, resulted in the conclusion that the net deferred tax asset in the United States is more likely than not to be realized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed.

During 2012, we expect to record a tax benefit of approximately ($67.8) million related to reductions in our U.S. valuation allowance against net deferred tax assets, which is comprised of two items: 1) a net benefit of ($19.5) million included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances, and 2) a benefit of ($48.3) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands)	2011	2012	2011	2012
Sales to external customers
North America	$348,507	$363,859	$1,073,655	$1,139,273
International	360,037	320,170	1,084,121	1,044,521

Consolidated	$708,544	$684,029	$2,157,776	$2,183,794

Segment profit (loss)
North America	$31,850	$32,790	$131,880	$113,922
International	(15,788)	(17,040)	(50,059)	(36,408)

Income before income taxes	$16,062	$15,750	$81,821	$77,514

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

North America. Sales for the three months ended September 30, 2012 increased $15.4 million, or 4.4%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $3.5 million. Segment profit for the three months ended September 30, 2012 increased by $0.9 million, primarily due to the favorable impact of our lean savings and increased sales volume, partially offset by higher raw material costs and increased staffing.

International. Sales for the three months ended September 30, 2012 decreased $39.9 million, or 11.1%, primarily due to unfavorable foreign exchange of $39 million and decreased volumes. Segment loss increased by $1.3 million, primarily due to higher raw material costs, unfavorable foreign exchange and decreased volumes, partially offset by the favorable impact of our lean savings.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

North America. Sales for the nine months ended September 30, 2012 increased $65.6 million, or 6.1%, primarily due to an increase in sales volume, offset by unfavorable foreign exchange of $16.5 million. Segment profit for the nine months ended September 30, 2012 decreased by $18 million, primarily due to higher raw material costs, increased staffing and a gain of $11.4 million recognized in 2011 for the partial sale of ownership in our NISCO joint venture, partially offset by the favorable impact of lean savings and increased sales volume.

International. Sales for the nine months ended September 30, 2012 decreased $39.6 million, or 3.7%, compared to the nine months ended September 30, 2011, primarily due to unfavorable foreign exchange of $102.1 million and decreased production volumes, partially offset by sales from our joint venture with FMEA. Segment loss improved by $13.7 million, primarily due to restructuring costs that were recorded in 2011 for the joint venture agreement with FMEA and the favorable impact of lean savings, partially offset by higher raw material costs, unfavorable foreign exchange and decreased volumes.

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

Cash Flows

Operating Activities. Net cash used in operations was $22 million for the nine months ended September 30, 2012, which included $187.4 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables of $110.6 million due primarily to increased demand for our products. In addition, pension contributions of $29.8 million were made during the nine months ended September 30, 2012. Net cash provided by operations was $45.8 million for the nine months ended September 30, 2011, which included $100.4 million of cash used that related to changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $83.6 million for the nine months ended September 30, 2012, which consisted primarily of $91.5 million of capital spending, offset by proceeds of $9 million for the sale of fixed assets. Net cash used by investing activities was $33.5 million for the nine months ended September 30, 2011, which consisted primarily of $70.3 million of capital spending and $10.5 million for an investment in an affiliate, partially offset by $30.9 million of cash acquired as part of the joint venture with FMEA, net of the acquisition of USi Inc and proceeds of $16 million from the partial sale of a joint venture. We anticipate that we will spend approximately $120 million to $130 million on capital expenditures in 2012.

Financing Activities. Net cash used in financing activities totaled $37.8 million for the nine months ended September 30, 2012, which consisted primarily of repurchase of preferred stock of $4.9 million, repurchase of common stock of $20.6 million, a decrease in short-term debt and payments on long-term debt aggregating $7.1 million, and payment of cash dividends of $5.1 million. Net cash used in financing activities totaled $13.1 million for the nine months ended September 30, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt aggregating $7.5 million and payment of cash dividends of $5.4 million.

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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus provision for income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, non-cash stock based compensation and non-cash gains and losses from certain foreign currency transactions and translation.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income	$15.7	$11.6	$79.6	$112.7
Provision (benefit) for income tax expense	8.0	5.4	26.8	(32.8)
Interest expense, net of interest income	9.6	11.3	30.2	33.3
Depreciation and amortization	31.7	29.1	92.0	91.2

EBITDA	$65.0	$57.4	$228.6	$204.4
Restructuring (1)	6.5	10.2	48.1	15.8
Noncontrolling interest restructuring (2)	(1.3)	(0.2)	(19.0)	(0.5)
Net gain on partial sale of joint venture (3)	—	—	(11.4)	—
Stock-based compensation (4)	3.0	2.4	8.3	7.4
Inventory write-up (5)	—	—	0.7	—
Acquisition costs (6)	0.2	—	2.2	—

Adjusted EBITDA	$73.4	$69.8	$257.5	$227.1

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Net gain on partial sale of ownership percentage in joint venture.
(4)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(5)	Write-up of inventory to fair value for the USi, Inc. and the FMEA joint venture, net of noncontrolling interest.
(6)	Costs incurred in relation to the FMEA joint venture agreement.

Recent Accounting Pronouncements

See Note 1. to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 4.	Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

				Total Number	Maximum Number
				of Shares (or Units)	(or Approximate
	Total			Purchased as Part	Dollar Value) of Shares
	Number of		Average	of Publicly	(or Units) That May Yet
	Shares		Price Paid	Announced Plans	Be Purchased Under
2012	Purchased		per Share	or Programs	the Plans or Programs
July 1 - July 31	—		$—	—	$—
August 1 - August 31	18,462	(1)	34.91	—	—
September 1 - September 30	177,500	(2)	36.45	—	—

	195,962		$36.30	—	$—

(1)	2,362 shares of common stock in this column were deemed surrendered to the Company by participants in various benefits plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans and 16,100 shares of common stock purchased by the Company from shareholders in open market transactions.
(2)	177,500 shares of common stock purchased by the Company from shareholders in open market transactions.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Letter Agreement between James S. McElya, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated October 1, 2012

10.2*†	Letter Agreement between Jeffrey S. Edwards, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated October 1, 2012

31.1*	Certification of Jeffrey S. Edwards, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jeffrey S. Edwards, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 8, 2012	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

November 8, 2012	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*†	Letter Agreement between James S. McElya, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated October 1, 2012

10.2*†	Letter Agreement between Jeffrey S. Edwards, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated October 1, 2012

31.1*	Certification of Jeffrey S. Edwards, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Jeffrey S. Edwards, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Allen J. Campbell, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.