Form 10-K
period 2012-12-31
Cooper-Standard Holdings Inc.
filed 2013-02-28
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2012 was $328,003,557.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 18, 2013 was 16,985,272 shares.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.

We believe that we are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that we manufacture and one of the largest North American producers of AVS products. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 69 manufacturing locations and nine design, engineering, and administrative locations in 19 countries around the world.

Approximately 78% of our sales in 2012 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat/Chrysler, Volkswagen/Audi Group, Renault/Nissan, PSA Peugeot Citroën, Daimler, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 22% of our 2012 sales were primarily to Tier I and Tier II automotive suppliers and non-automotive manufacturers. In 2012, our products were found in 19 of the 20 top-selling models in North America and in 19 of the 20 top-selling models in Europe. Our principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and our telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Annual Report on Form 10-K.

Corporate History and Business Developments

Cooper-Standard Holdings Inc. was established in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”).

In February 2006, the Company acquired fluid handling systems operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc. In August 2007, we acquired certain Metzeler Automotive Profile Systems sealing systems operations in Europe (“MAPS”) together with a MAPS joint venture interest in China from Automotive Sealing Systems S.A. We completed a related acquisition of a MAPS joint venture interest in India (“MAP India”) in December 2007. In addition to these transactions, we acquired a hose manufacturing operation in Mexico from the Gates Corporation and a fuel rail manufacturing operation in Mexico from Automotive Component Holdings, LLC, in 2005 and 2007, respectively. In March 2011, we acquired USi, Inc., a supplier of coatings for plastic injection molding products, from Ikyuo Co. Ltd. of Japan. In May 2011, we established a joint venture with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”), a French supplier of anti-vibration systems, low pressure hoses, as well as body sealing products. In the fourth quarter of 2011, we acquired the automotive sealing business of Sigit S.p.A. that we were able to integrate with our operations in Italy and Poland, and in April 2012 we acquired certain automotive thermal management technologies from EDC Automotive LLC thereby expanding our thermal management capabilities.

The Company has two operating divisions, North America and International (covering Europe, South America and Asia Pacific). This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world.

We have implemented a number of operational restructuring initiatives in recent years, including the global reorganization of our operating structure in 2009, the closure or consolidation of facilities in North America,

Europe, South America, Australia and Asia, the reorganization of our French body sealing operations pursuant to our joint venture agreement with FMEA and established a centralized shared services function in Europe. For information on our restructuring initiatives, see Note 5. “Restructuring” to the consolidated financial statements.

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

On March 26, 2010, the Debtors filed with the Bankruptcy Court a Second Amended Joint Chapter 11 Plan of Reorganization (as amended and supplemented, the “Plan of Reorganization”). On May 12, 2010, the Bankruptcy Court entered an order confirming our Plan of Reorganization. On May 27, 2010 (the “Effective Date”), we consummated the reorganization and emerged from Chapter 11. For further information see Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting,” to the consolidated financial statements.

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” we adopted fresh-start accounting upon our emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting,” to the consolidated financial statements.

Business Strategy

Support our global customers with consistent processes and quality across all regions

We seek to grow our business and optimize our cost structure to succeed in the rapidly changing global automotive industry with an emphasis on creating globally consistent processes to ensure consistent world-class quality and safety levels across our operations. Our primary areas of focus are:

•

Expand global footprint. We are supplementing our Western European operations with Central and Eastern European facilities to support our customers’ evolving footprints. In addition, we continue to expand our operations in China, India, South America and Mexico. During the fourth quarter of 2011, we acquired the automotive sealing business of Sigit S.p.A. and during 2012 we opened new facilities in Romania and Brazil.

•	Lean enterprise. Our lean initiatives focus on optimizing operations by eliminating waste, controlling costs, improving safety and enhancing productivity.

•

Global manufacturing model. Our manufacturing processes are designed to provide consistency throughout our global footprint to provide customers the same world-class quality in every region. Consistent equipment specifications and processes also enable us to interchange equipment and reduce capital needs.

•	Consolidating facilities to reduce cost and improve capacity utilization. Our capacity utilization efforts are designed to streamline our global operations which includes taking advantage of opportunities to reduce overall cost structure by consolidating and closing facilities. For example, during 2012, we announced the closure of a manufacturing facility in North America and in Europe and established a centralized shared services function in Europe. We will continue to take a disciplined approach to evaluating opportunities to improve our efficiency and cost structure.

Leverage Technology for Innovative Solutions

We will continue to utilize our technical expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material characteristics for enhanced vehicle performance. We believe our reputation for successful innovation in product design and various materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.

Recent innovations that highlight our ability to combine materials and product design expertise can be found in the following products:

•

Agri-Fiber Seals. Inner belt weather strips (inner belts) constructed with naturally renewable fibers such as hemp and kenaf are now in series production. By utilizing these natural agricultural fibers, read “Agri-Fiber,” we are displacing petroleum-based materials which are difficult to recycle, reducing the weight of our products and increasing structural rigidity, all with cost neutral impact. This is just one of many products we have designed with a focus on environmental sustainability.

•

Quick Connect with Sensor. Building on our patented quick connect technology, these products provide the ability to sense the pressure or temperature of liquids or vapors at various points within fluid handling systems. This technology integrates our quick connects with an Application Specific Integrated Circuit (“ASIC”) and electrical connection for sensing. The design allows the sensor to be “in-line” (or discrete with current technologies). The integrated system results in a cost-reduced, higher reliability solution.

•

Emissions Systems. Multiple emissions systems are required for OEMs to meet increasingly stringent emissions requirements. Our solutions allow exhaust gases to be re-burned in the engine for more efficient combustion. Exhaust Gas Recirculation (“EGR”) systems consist of different EGR components, such as cooler, EGR valve, bypass valve, sensor and connecting flanges, assembled to a compact module for ease of assembly and most efficient use of space. Cooper Standard can provide customers with the current high-pressure EGR technology and with the latest low-pressure EGR technology as well as ancillary emissions systems; such as waste gate actuators to ensure compliance with these regulations.

In addition to these specific technologies, we acquired EDC Technologies in 2012. Now labeled Cooper Thermal Systems (“CTS”), the technologies will enhance our system capability by expanding our thermal management product portfolio.

Continued emphasis on fuel efficiency, global platforms and emerging markets

We believe that by focusing on fuel efficiency, global platforms and emerging markets, we will be able to solidify and expand our global leadership position.

•

Fuel efficiency. With the shift in customer preferences toward light weight, fuel efficient vehicles, we intend to target small car, hybrid and alternative powertrains and increase the content we provide to these platforms. We believe that furthering our position in the small car, hybrid and alternative powertrains markets will allow us to increase market share, create greater economies of scale and provide more opportunities to partner with customers.

•

Global platforms. Our global presence makes us one of the select few manufacturers in our product areas who can take advantage of the many business opportunities that are becoming available worldwide as a result of the OEMs’ expanding emphasis on global platforms. Nine of the top twenty vehicles on which we had the most content in the fourth quarter of 2012 were based on global platforms, which is evidence that customers look to us for support on their key global platforms.

•

Emerging markets. Developing regions around the world such as China, India, Russia and Brazil will be areas of emphasis for expansion and growth as 54% of global vehicle production is expected to come from emerging markets over the next five years (IHS Global Vehicle Production Forecast dated December 2012).

Developing systems solutions and other value-added products

We believe that significant opportunities exist to grow by providing complete subsystems, modules and assemblies. As a leader in design, engineering and technical capabilities, we focus on improving products, developing new technologies and implementing more efficient processes in each of our product lines. Our body sealing products are visible to vehicle passengers and can enhance the vehicle’s aesthetic appeal, in addition to creating a barrier to wind, precipitation, dust and noise. The shift in global customer buying patterns to more fuel efficient vehicles places an increased importance on robust thermal management systems. Thermal Management systems regulate the various powertrain heating/cooling circuits as well as control cabin temperature. With our ability to provide traditional thermal management products such as tubes and hoses and new innovative products such as electronically controlled auxiliary coolant pumps & valves, waste gate actuators and throttle valves we meet the demanding requirements of today’s hybrid, electric and advanced internal combustion engines. Our AVS products are an important contributor to vehicle quality, significantly improving ride and handling. Our fluid handling modules and subsystems are designed to increase functionality and decrease costs to the OEM, which can be the deciding factor in winning new business.

Pursue acquisitions and alliances to enhance capabilities and accelerate growth

We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs’ desire for fewer supplier relationships. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. We believe joint ventures allow us to penetrate new markets with less risk and capital investments than acquisitions. We currently operate through several successful joint ventures. Key joint ventures include; Nishikawa Rubber Company (Thailand and North America), Huayu-Cooper Standard Sealing Systems Co. ltd. (“Huayu”) an affiliate of Shanghai Automotive Industrial Corporation (China) and FMEA (France and Poland).

Developing business in non-automotive markets

While the passenger car and light truck market will continue to be our core market, we have established Cooper Standard Performance Products Group to focus on sales growth in adjacent markets. These markets include: Commercial Vehicle, Off-Highway, Marine and Powersports. The goal is to utilize our strength and global breadth and depth in engineering and manufacturing in all of our core product groups.

Products

We are evaluating our product portfolios and how best to maximize customer value. We supply a diverse range of products on a global basis to a broad group of customers across a wide range of vehicles. Our principal product lines are body and chassis products and fluid handling products. For the years ended December 31, 2010, 2011, and 2012, body and chassis products accounted for 66%, 68% and 63%, respectively, of our sales, and fluid handling products accounted for 34%, 32% and 37%, respectively, of our sales. The top ten vehicle platforms we supply accounted for approximately 33% of our sales in 2010, 32% of our sales in 2011 and 34% of our sales in 2012. Our principal product lines are described below.

Product Groups	Solutions	Products & Modules	Market Position*
BODY AND CHASSIS

Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment	Extruded rubber and thermoplastic body sealing assemblies and modules, exterior and interior trim	Global leader

Anti-Vibration Systems	Control and isolate noise and vibration in the vehicle to improve ride and handling	Engine (elastomeric, conventional hydraulic & multi-state), body mounts (conventional & hydraulic); dampers, isolators and springs	Top 5 globally

FLUID HANDLING

Fuel & Brake	Control, sense and deliver fluids to fuel and brake systems	Chassis and tank lines, direct injection fuel rails, quick connects (conventional & sensing) and sensors	Top 3 globally

Emissions & Thermal Management Systems	Manage and control vapors and coolant systems to increase powertrain performance & passenger comfort and emissions systems for peak performance and decreased emissions to meet increasing regulations	Electromechanical devices; pumps, valves, throttle bodies, waste gate actuators; hose lines and connection technology, EGR cooler and modules, heat exchangers	Top 10 globally for Emissions and emerging as a leader globally for Thermal

* Market position study conducted by IRN, Inc. February, 2012

BODY AND CHASSIS PRODUCTS

We are a leading global supplier of body sealing and AVS products. Body sealing products protect vehicle interiors from water, dust and noise intrusion. Sealing Trim products, primarily exterior, provide improved aesthetics and durability as class-A surface treatment. AVS products isolate and reduce noise and vibration to improve ride and handling. Body sealing and AVS products lead to a better driving experience for all occupants. For the years ended December 31, 2010, 2011 and 2012, we generated approximately 66%, 68% and 63%, respectively, of total sales from the sale of body and chassis products.

Sealing Systems

Based on third party analysis, we are the leading global supplier of body sealing products to the automotive industry. We are known throughout the industry to be a leader in providing innovative design and manufacturing solutions for complex automotive designs.

Our body sealing products are generally derived from ethylene propylene diene M-class rubber, (“EPDM-synthetic rubber”) or thermoplastic elastomers (“TPE”). The typical production process involves mixing of rubber compounds, extrusion (supported with metal and woven wire carriers or unsupported), cutting, notching, forming, injection molding and assembly. Below is a description of our primary sealing products:

Product Segment	Description
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

Sunroof seals: Creates a narrow sealing space and minimizes resistance for the sunroof.

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

Product Segment	Description
Convertible seals	Sealing materials that combine compressibility with superior design for use on a convertible vehicle soft top weather sealing application.

Trim or Interior & Exterior systems

Provide improved aesthetics and performance to the class-A surface of the vehicle.

Appliqués: Also referred to as greenhouse moldings, these seals act as an aesthetic covering for A, B and C pillars.

Bright trim: Act as an up-level trim option to improve class-A aesthetics of the vehicle.

Anti-Vibration Systems

Based on third party analysis, we are one of the leading innovators of AVS products in North America and Europe. We are known for utilizing our advanced development and testing of AVS products and subsystems which provides the foundation for expansion globally.

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

Product Segment	Description
Body/Cradle mounts

Enables isolation of the interior cabin from the vehicle body reducing noise, vibration and harshness.

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

Multi-State Engine Mounts: This new innovative technology responds up to three separate inputs from the onboard vehicle computer utilizing vacuum actuation. The Multi State Mount is designed to improve isolation and ride control for Wide Open Throttle (WOT) and Part Open Throttle (POT), as well as provide increased rigidity during highway cruising.

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

FLUID HANDLING PRODUCTS

We are one of the leading global integrators of fluid subsystems and components that control, sense and deliver fluids and vapors in motor vehicles. We believe we are the second largest global provider of fluid handling system products manufactured in our industry. We offer an extensive product portfolio and are positioned to serve a diverse customer base around the world. Utilizing our core competencies in thermal management, fuel and brake systems, emissions management and power management systems, we strive to create the highest value for our customers by engineering unique solutions that anticipate and exceed their needs through seamless launches, lean enterprise principles and key strategic alliances. For the years ended December 31, 2010, 2011 and 2012, we generated approximately 34%, 32% and 37%, respectively, of total sales from the sale of fluid handling products.

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

Our fluid handling products are principally found in four major product segments: fuel and brake; power management; emissions management; and thermal management. Below is a description of our primary fluid handling products:

Product Segment	Description
Fuel & Brake	Direct, control and transport fuel, brake fluid and vapors throughout the vehicle

	Fuel supply and return lines	Flexible brake lines

	Fuel/Vapor quick connects	Vacuum brake hoses

	Fuel/Vapor lines	Fuel Rails (Port and DI)

Power Management	Direct, control and transmit power management fluids throughout the vehicle

	High pressure roof lines	Power steering pressure and return lines

	Hydraulic clutch lines	Air bag tubes

Emissions Management	Direct, control and transmit emission vapors and fluids throughout the vehicle

	Fully integrated EGR modules	EGR valves

	EGR coolers and bypass coolers	Diesel Particulate Filter (“DPF”) lines

	EGR tube assemblies	Secondary air tubes

	Waste gate actuator	Throttle body

Product Segment	Description
Thermal Management	Direct, control and transport oil, coolant, water and other fluids throughout the vehicle

	Engine oil cooling subsystems with over-molded connections	Transmission oil cooling subsystems

	Engine oil cooler tube and hose assemblies	Transmission oil cooler tube and hose assemblies

	Engine oil cooling quick connects	Engine oil level indicator tube assemblies

	Electro/mechanical water valves and pumps	Integrated thermostats and plastic housings

	Coolant subsystems	Bypass valves

	Radiator and heater hoses	Auxiliary oil coolers

Supplies and Raw Materials

Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage increases in raw material prices. These actions include material substitutions and leveraging global purchases. Global supply chain optimization includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers on certain raw materials we have implemented indexes that allow price changes as underlying material costs move.

The principal raw materials for our business include synthetic rubber, fabricated metal-based components, plastic resins and components, carbon black, process oil, carbon steel and natural rubber.

Patents and Trademarks

We believe one of our competitive advantages is our application of technological innovation to customer challenges. We hold approximately 500 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing and Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. Our patents are grouped into two major categories: (1) products, which relate to specific product invention claims for products which can be produced, and (2) processes, which relate to specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one patent would materially affect our company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets.

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

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation and timely delivery and financial stability. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our body and chassis products compete with Toyoda Gosei, Trelleborg/Vibracoustic, Tokai, Paulstra, Hutchinson, Henniges and Standard Profil, among others. Our fluid handling products compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech, Pierburg and Gustav Wahler, along with numerous smaller companies in this competitive market.

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

The severe decline in vehicle sales and production in 2009 led to major restructuring activity in the industry, particularly in North America. GM and Chrysler reorganized through Chapter 11 bankruptcy proceedings and undertook other strategic actions, including the divestiture or discontinuance of non-core businesses and brands and the acceleration or broadening of operational and financial restructuring activities. A number of significant automotive suppliers, including us, restructured through Chapter 11 bankruptcy proceedings or through other means.

Several significant trends and developments have contributed to improvement in the automotive supplier industry. These include increased light vehicle sales of approximately 11% and light vehicle production increase of approximately 17% in North America in 2012 compared to 2011, a more positive credit environment, the continued growth of new markets in Asia, particularly China, and increased emphasis on “green” and other innovative technologies. These favorable trends, however, have been offset in part by recent difficulties in the European market resulting in decreased light vehicle sales of approximately 5% and light vehicle production decrease of approximately 6% in Europe in 2012 compared to 2011.

Customers

We are a leading supplier to the following manufacturers in each of our product categories and are increasing our presence with all major OEMs throughout the world. The following table shows approximate percentage of sales to our top customers for the years ended December 31, 2011 and 2012:

Customer	2011	2012
Ford	26%	25%
GM	14%	13%
Fiat/Chrysler	11%	12%
PSA Peugeot Citroën	7%	7%
Volkswagen/Porsche	7%	6%

Our other major customers include OEMs such as Renault/Nissan, Daimler, BMW and various Indian and Chinese OEMs. We also sell products to Visteon, Toyota, and through Nishikawa Standard Company (“NISCO”), Honda. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.

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

Research and Development

We operate nine design, engineering, and administration facilities throughout the world and employ approximately 615 research and development personnel, some of whom reside at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of recyclable materials. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. Our highly experienced AVS engineering teams work closely with our customers to provide high value state of the art solutions. These activities are applied not only in our AVS product lines, but also in vehicle sealing (noise transmission isolation and abatement via vehicle windows and doors), fuel delivery systems (isolation of fuel injectors on fuel rails) and thermal management (noise and vibration free coolant pumps and valves). We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $68.8 million, $83.9 million, and $94.2 million in 2010, 2011, and 2012, respectively, on engineering, research and development.

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

The following table shows our significant unconsolidated joint ventures that are accounted for under the equity method:

Country	Name	Ownership Percentage
China	Huayu-Cooper Standard Sealing Systems Co. Ltd.	47.5%
India	Sujan Barre Thomas AVS Private Limited	50%
Korea	Guyoung Technology Co. Ltd.	20%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
United States	Nishikawa Cooper LLC	40%

Geographic Information

In 2012, we generated approximately 52% of our sales in North America, 35% in Europe, 5% in South America and 8% in Asia Pacific. Approximately 28% of our sales were generated from our United States operations and approximately 72% of our sales were generated from our operations in all other countries, including 15%, 11%, 10% and 9% generated from our Mexican, French, Canadian and German operations, respectively.

In 2011, we generated approximately 50% of our sales in North America, 38% in Europe, 5% in South America and 7% in Asia Pacific. Approximately 26% of our sales were generated from our United States operations and approximately 74% of our sales were generated from our operations in all other countries, including 13%, 11%, 10% and 10% generated from our Mexican, French, German and Canadian operations, respectively.

In 2010, we generated approximately 52% of our sales in North America, 34% in Europe, 6% in South America and 8% in Asia Pacific. Approximately 27% of our sales were generated from our United States operations and approximately 73% of our sales were generated from our operations in all other countries, including 14%, 11% and 10% generated from our Mexican, German and Canadian operations, respectively.

See Note 20. “Business Segments” to the consolidated financial statements for additional geographic information.

Employees

As of December 31, 2012, we had approximately 22,400 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and international union agreements in 2012 and have several contracts set to expire in the next twelve months. As of December 31, 2012, approximately 31% of our employees were represented by unions and approximately 9% of the unionized employees were located in the United States.

Environmental

We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws are not currently estimated to be material, such costs may be material in the future.

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

Executive Officers

Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
Jeffrey S. Edwards	50	President and Chief Executive Officer and Director
Allen J. Campbell	55	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	52	Chief Operating Officer
Song Min Lee	53	President, Asia Pacific
Juan Fernando de Miguel Posada	54	President, Europe
D. William Pumphrey, Jr.	54	President, North America
Timothy W. Hefferon	59	Vice President, General Counsel and Secretary
Helen T. Yantz	52	Vice President, Corporate Controller and Assistant Secretary

Jeffrey S. Edwards is our President and Chief Executive Officer and Director, a position he has held since October 2012. Mr. Edwards also serves on the Board of Directors of the Company. Previously, Mr. Edwards gained more than 28 years of automotive industry experience through various positions of increasing responsibility at Johnson Controls, Inc. He most recently led the Automotive Experience Asia Group, serving as Corporate Vice President, Group Vice President and General Manager from 2004 to 2012. Prior to this, he served as Group Vice President and General Manager for Automotive Experience North America from 2002 to 2004. Mr. Edwards completed an executive training program at INSEAD and earned a BS from Clarion University.

Allen J. Campbell is our Executive Vice President and Chief Financial Officer, a position he has held since March 17, 2011, previously having served as Vice President and Chief Financial Officer since the 2004 Acquisition. He was Vice President, Asian Operations of the Cooper Standard Automotive division of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition and served as Vice President, Finance of the division from 1999 to 2003. Prior to joining Cooper Tire, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both U.S. and Canadian operations. Mr. Campbell is a certified public accountant and received his MBA in Finance from Xavier University and a Bachelor of Arts from Ball State University.

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

Song Min Lee is our President, Asia Pacific, a position he has held since January 2013. Previously, Mr. Lee served as Vice President and General Manager of Johnson Controls, Inc. from 2007 to 2012. From 2006 to 2007, Mr. Lee served as Vice President and President, Korea, for Autoliv, Inc. Mr. Lee served as Plant Manager for Lear Corporation from 2004 to 2006 and held various engineering positions at Ford Motor Company from 1994 to 2004. Mr. Lee completed the Advanced Management Program at Seoul National University. Mr. Lee also earned a Masters of Science in Management Technology from Rensselaer Polytechnic Institute and a Bachelor of Science in Chemistry from Washburn University.

Juan Fernando de Miguel Posada, effective March 1, 2013, will serve as our President, Europe. Mr. de Miguel served as western European chief executive officer of Avincis Emergency Services from September 2012 until joining the Company. From May 2011 to September 2012, he served as consulting president for Europe for Argo Consulting. Mr. de Miguel served as managing director of the Paper Division of SAICA in Spain from 2009 to 2011. From 2007 to 2009, he served as president of the Protective Packaging division of Pregis in Belguim. Mr. de Miguel served as senior vice president of Northern Europe for Alstom Transport in France from 2006 to 2007. Previously, Mr. de Miguel held numerous senior level positions at Johnson Controls, Inc., beginning in 1988, ultimately serving as group vice president and general manager, Electronics, Europe and International. Mr. de Miguel received an electrical engineering degree and a Master’s Degree in industrial engineering from Universidad Politecnica de Barcelona, as well as an executive master’s degree in business administration from the IESE Business School – University of Navarra in Spain.

D. William Pumphrey, Jr. is our President, North America, a position he has held since August 2011. Mr. Pumphrey served as President, Americas for Tower Automotive from 2008 through August 2011. From 2005 to 2008, he served as president of Tower’s North America operations. From 1999 to 2004, Mr. Pumphrey held various positions at Lear Corporation in Southfield, Michigan, most recently, serving as president of the company’s Asia Pacific operations. Mr. Pumphrey earned an MBA from the University of Michigan and a Bachelor of Arts from Kenyon College.

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

Helen T. Yantz is our Vice President, Corporate Controller and Assistant Secretary, a position she has held since January 2005. Previously, Ms. Yantz held the position of Director of Accounting and Assistant Vice President from 2001 to 2005. Prior to joining the Company, Ms. Yantz was Manager of Financial Reporting at Trinity Health Systems from 2000 to 2001. Previously, Ms. Yantz held various positions in finance at CMS Generations Co., a subsidiary of CMS Energy, from 1990 to 2000, ultimately serving as the Director of Accounting. Ms. Yantz is a certified public accountant and has a BS from Arizona State University.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors.” Risks and uncertainties and other important factors set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors,” include, but are not limited to:

•	cyclicality of the automotive industry and the possibility of further material contractions in automotive sales and production;

•	our ability to generate sufficient cash to service our indebtedness and meet dividend obligations on our 7% preferred stock;

•	viability of our supply base or shortage of supplies;

•	escalating pricing pressures and decline of customer volume requirements;

•	our ability to meet a significant increase in demand;

•	our ability to compete in the highly competitive automotive parts industry;

•	our significant non-U.S. operations;

•	our dependence on certain major customers;

•	foreign currency exchange rate fluctuations;

•	effectiveness of lean manufacturing and other cost savings plans;

•	labor conditions;

•	our ability to meet our customers’ needs for new and improved products in a timely manner;

•	our legal rights to our intellectual property portfolio;

•	our underfunded pension plans;

•	environmental, health, safety and other regulations;

•	impact of product liability, warranty and recall claims and legal proceedings and other commercial disputes;

•	the success of our acquisition strategy and operational results of our joint ventures;

•	availability and increasing volatility in cost of raw materials;

•	impact of certain natural disasters;

•	the possibility of future impairment charges to our goodwill and long-lived assets; and

•

global sovereign fiscal matters and creditworthiness, including potential defaults and the related impacts on economic activity, including the possible effects on credit markets, currency values, monetary union, international treaties and fiscal policies.

There may be other factors beyond the factors listed above and those set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors,” that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and other reports we file with the SEC, and are expressly qualified in their entirety by the cautionary statements included herein and therein. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Item 1A.	Risk Factors

Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business, results of operations and financial condition.

We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could materially adversely affect our liquidity, the viability of our supply base and the financial conditions of our customers and could have a material adverse effect on our business, results of operations and financial condition.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volume, especially in Europe and North America, which accounted for approximately 35% and 52%, respectively of our 2012 sales, could have a material adverse effect on our results of operations and liquidity. Continued overcapacity at European automotive manufacturers and stagnant or deteriorating sales in the region will impact the Company’s sales in the region. In addition, when lower levels of sales and production volume are forecasted, the value of certain long-lived assets is reduced resulting in potential non-cash impairment charges that could materially affect our financial condition and results of operations.

Our supply base has also been adversely affected by the industry environment. Volatile global automotive production, turmoil in the credit markets and extreme volatility over the past several years in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. In addition, several automotive suppliers filed for bankruptcy protection or have ceased operations. If a significant supplier’s viability was to become impaired, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments. While we have developed and implemented strategies to mitigate the negative effects of these factors, these strategies may offset only a portion of the adverse impact. The continuation or worsening of these industry conditions could adversely affect our financial condition, operating results and cash flows, thereby making it more difficult for us to make payments under our indebtedness and our 7% cumulative participating convertible preferred stock (“7% preferred stock”).

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

Global economic uncertainty, particularly in Europe, sovereign debt issues and over capacity at certain OEMs may adversely affect our results of operations and financial condition.

Significantly lower global production levels, particularly in Europe, overcapacity issues, economic and financial turmoil related to sovereign debt issues in certain countries, especially in Europe and tightened liquidity have combined to cause severe financial distress among many of our customers and have forced those companies to implement various forms of restructuring actions. In some cases, these actions have involved significant capacity reductions, the discontinuation of entire vehicle brands or even closure of manufacturing facilities. As a result, the Company has experienced and may continue to experience a decrease of production levels in the affected regions. Continued overcapacity and instability could adversely affect our results of operations and financial condition.

Our business could be materially adversely affected if we lost any of our largest customers or significant platforms.

While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and Fiat/Chrysler, on a worldwide basis represented approximately 50% of our sales. Although business with each customer is typically split among numerous contracts, loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform (whether as a result of a decline in such customer’s market share due to increased competition from successful vertical integration by other OEMs or otherwise) could have a materially adverse effect on our business, results of operations and financial condition.

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

If demand continues to increase significantly from what has been a historical low for production in recent years, we may have difficulty meeting such demand, particularly if such increase in demand occurs rapidly. This difficulty may include not having sufficient manpower or relying on suppliers who may not be able to respond quickly to a changed environment when demand significantly increases. Our inability to meet significant increases in demand could require us to delay delivery dates and could result in customers cancelling their orders, requesting discounts or ceasing to do business with us. In addition, as demand and volumes increase, we will need to purchase more inventory, which will increase our working capital needs. If our working capital needs exceed our cash flows from operations, we will be required to use our cash balances and available borrowings, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all, to satisfy those needs.

Increasing costs for, or reduced availability of, manufactured components and raw materials may adversely affect our profitability.

The principal raw materials we purchase include synthetic rubber, fabricated metal-based components, plastic resins and components, carbon black, process oil, carbon steel and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 51% of our total cost of products in 2012. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Raw material costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.

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

The automotive parts industry is highly competitive. We face numerous competitors in each of the product lines we serve. In general, there are three or more significant competitors and numerous smaller competitors for most of the products we offer. We also face increased competition for certain of our products from suppliers producing in lower-cost regions such as Asia and Eastern Europe. We may not be able to continue to compete favorably with such competitors, and increased competition in our markets may have a material adverse effect on our business.

We are subject to other risks associated with our non-U.S. operations.

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 19 countries, and we export to several other countries. In 2012, approximately 72% of our sales were attributable to products manufactured outside the United States. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	changes in local economic conditions;

•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);

•	global sovereign uncertainty and hyperinflation in certain foreign countries, including the sovereign debt crisis in certain European countries;

•	changes in laws and regulations, including export and import restrictions and the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	exposure to local political or social unrest including resultant acts of war, terrorism, drug related violence or similar events.

These and other factors may have a material adverse effect on our international operations and on our business, results of operations and financial condition. For example, we are faced with potential difficulties in staffing and managing local operations and we have to design local solutions to manage credit risks of local customers and distributors. In certain areas, such as Mexico, drug related violence and social unrest may directly affect our employees and may cause them to relocate out of the region or may otherwise present risks to our business operations in the region. Also, the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States, due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. Our flexibility in our foreign operations can also be somewhat limited by agreements we have entered into with our foreign joint venture partners.

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

We generally produce in the same geographic region as our products are sold. Some of our commodities are purchased in or pegged to the U.S. dollar therefore; our earnings could be adversely impacted during the periods of a strengthening U.S. dollar to other foreign currencies. We employ financial instruments to hedge certain portions of our foreign currency exposures however this will not completely insulate us from the effects of currency fluctuation.

A portion of our operations are conducted by joint ventures that cannot be operated for our sole benefit.

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

We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year, including several in 2013. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and our business and results of operations. Additionally, a work stoppage at one or more of our suppliers, our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business. As of December 31, 2012, approximately 31% of our employees were represented by unions, approximately 9% of the unionized employees were located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have a material adverse effect on our profitability.

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

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly research and development engineers and technical sales professionals globally. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

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

We are subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites. As of December 31, 2012, we have $7.9 million reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose joint and several liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations).

We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

We are involved in legal proceedings as well as commercial and contractual disputes, from time to time, which may have an adverse impact on our results of operations.

We are involved in legal proceedings, commercial and contractual disputes which may, at times, be significant. These claims include warranty, commercial and contractual disputes, intellectual property disputes, employment matters, tax and administrative matters and third party liability, including product liability and personal injury claims. We believe our reserves are adequate, however, the final liability could differ materially from our estimates and our results of operations could be adversely affected.

Our expected annual effective tax rate could be volatile and could materially change as a result of changes in many items including mix of earnings, debt and capital structure and other factors.

Many items could impact our effective tax rate including changes in our debt and capital structure, mix of earnings and many other factors. Our overall effective tax rate is based upon the consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a consolidated or global basis, but rather on a jurisdictional, legal entity basis. Further, certain jurisdictions in which we operate generate losses where no current financial statement benefit is realized. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future years. Changes in rules related to accounting for income taxes, changes in tax laws and rates or adverse outcomes from tax audits that occur regularly in any of our jurisdictions could also have a significant impact on our overall effective tax rate in future periods.

Our capital structure includes a substantial amount of indebtedness and preferred stock, which impose demands on our liquidity that could have a material adverse effect on our financial condition or on our ability to obtain financing in the future.

We have a substantial amount of debt outstanding, including our Senior Notes and the debt of certain foreign subsidiaries, aggregating approximately $483.4 million that requires significant principal and interest payments, and preferred stock outstanding requires preferred dividend payments. We are permitted by the terms of the Senior Notes and Senior ABL facility to incur substantial additional indebtedness, subject to the restrictions therein, which could:

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

As of December 31, 2012, our $325.8 million projected benefit obligation (“PBO”), for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $246.5 million, by $79.3 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $127.9 million as of December 31, 2012. The PBO for other postretirement benefits (“OPEB”), was $64.5 million as of December 31, 2012. Our estimated funding requirement for pensions and OPEB during 2013 is approximately $25.7 million. Net periodic benefit costs for U.S. and international plans, including pension benefits and OPEB, were $12.7 million and $8.4 million for the years ended December 31, 2011 and 2012, respectively. For more information, see Note 9. “Pensions,” and Note 10. “Postretirement Benefits Other Than Pensions,” to the consolidated financial statements.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, results of operations and financial condition.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our qualified pension plans. Accounting principles generally accepted in the United States (“U.S. GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although U.S. GAAP expense and pension contributions are not directly related, the key economic indicators that affect U.S. GAAP expense also affect the amount of cash that we will contribute to our pension plans. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, results of operations and financial condition.

Impairment charges relating to our goodwill and long-lived assets could adversely affect our results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets. In the event that we determine that our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results of operations. During 2012 it was determined that the book value of our South American reporting unit exceeded the fair value resulting in a goodwill impairment charge of $2.8 million. In addition, the book value of one of our European facilities exceeded its fair value resulting in a long-lived asset impairment charge of $7.3 million.

Certain shareholders with nomination agreements nominated certain members of the Company’s Board of Directors and the interests of these shareholders may conflict with your interests.

Our board of directors is currently comprised of eight directors. In accordance with our Plan of Reorganization, two are independent directors from our pre-emergence board of directors. In addition, pursuant to separate nomination agreements with the Company, each of Barclays Capital Inc., and the group of parties comprised of Capital Research and Management Company, Lord, Abbett & Co. LLC, TCW Asset Management Company and TD Asset Management Inc. nominated one non-management member of our board of directors in reasonable consultation with (but without the need for the approval of) our former chief executive officer and an executive search firm, Korn/Ferry International, mutually acceptable to such parties and us. With respect to the two non-management members nominated as described above, such nominations were made in consultation with the creditors’ committee appointed in the Chapter 11 cases, solely to determine whether such nominees had any prior relationship with any party that provided for the backstop of our rights offering conducted pursuant to the Plan of Reorganization (“Backstop Party”) that would reasonably be expected to influence the exercise of his business judgment. Neither of these two non-management members are subject to re-nomination by the parties who initially nominated them, but in the event either is not re-nominated through the Company’s normal nomination processes, the shareholder who initially nominated such member would have the right to nominate the successor. In addition to the above, pursuant to separate nomination agreements, each of Oak Hill Advisors, L.P. and Silver Point Capital, L.P. nominated one member of our board of directors. The non-management members nominated by these parties are subject to re-nomination by the parties who nominated them for the duration of the nomination agreements. Our President and Chief Executive Officer also serves on our board of directors. Finally, our Chairman of the Board is our former Chief Executive Officer.

The nomination agreements described above remain in effect until the earlier of (i) termination of the applicable nomination agreement at the election of the applicable Backstop Party by written notice to us, (ii) immediately prior to the annual meeting of stockholders held during the calendar year 2013 and (iii) if the applicable Backstop Party together with its affiliates ceases to beneficially own at least 7.5% of our outstanding equity (on an as converted basis). Our nomination agreement with Barclays Capital Inc. has terminated, but the remaining nomination agreements remain in effect, subject to the above conditions.

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

As of December 31, 2012, our operations were conducted through 78 facilities in 19 countries, of which 69 are manufacturing facilities and nine are used for multiple purposes, including design, engineering and administration. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America and Australia. We believe that substantially all of our properties are in generally good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities	Owned Facilities
North America	Manufacturing(a) Other(a)	27 3	23 —

Asia	Manufacturing Other(a)	18 2	9 —

Europe	Manufacturing Other(a)	20 3	16 —

South America	Manufacturing Other(a)	3 1	1 —

Australia	Manufacturing	1	1

(a)	Includes design, engineering or administrative locations.

Our principal owned and leased properties, and the number of facilities in each location with more than one facility is set forth below.

Location	Principal Products	Owned/Leased
North America
United States
Auburn, Indiana	Anti-Vibration Systems	Owned
Auburn Hills, Michigan	Design, engineering and administration	Leased
Bowling Green, Ohio	Body Sealing and Fluid Handling	Owned
Bremen, Indiana(a)	Body Sealing	Owned
East Tawas, Michigan	Fluid Handling	Owned
Fairview, Michigan	Fluid Handling	Owned
Farmington Hills, Michigan	Design, engineering and administration	Leased
Gaylord, Michigan	Body Sealing	Owned
Goldsboro, North Carolina(2)	Body Sealing	Owned
Leonard, Michigan	Fluid Handling	Owned
Mt. Sterling, Kentucky	Fluid Handling	Owned
New Lexington, Ohio	Fluid Handling	Owned
Novi, Michigan	Design, engineering and administration	Leased
Oscoda, Michigan	Fluid Handling	Owned
Rockford, Tennessee	Body Sealing	Owned
Spartanburg, South Carolina	Body Sealing	Owned
Surgoinsville, Tennessee	Fluid Handling	Leased
Topeka, Indiana(a)	Body Sealing	Owned

Location	Principal Products	Owned/Leased
Canada
Georgetown, Ontario	Body Sealing	Owned
Glencoe, Ontario	Fluid Handling	Owned
Mitchell, Ontario	Anti-Vibration Systems	Owned
Stratford, Ontario(2)	Body Sealing	Owned
Mexico
Aguascalientes	Body Sealing	Leased
Atlacomulco	Fluid Handling	Owned
Guaymas	Fluid Handling	Leased
Juarez	Fluid Handling	Owned
Saltillo	Fluid Handling	Leased
Torreon	Fluid Handling	Owned
South America
Brazil
Atibaia	Body Sealing	Leased
Camaçari	Fluid Handling	Leased
Sao Bernardo	Sales & Administration	Leased
Varginha	Body Sealing and Fluid Handling	Owned
Europe
Belgium
Gent(b)	Body Sealing	Leased
Czech Republic
Zdar	Fluid Handling	Owned
France
Creutzwald	Fluid Handling	Owned
Lillebonne(a)	Body Sealing	Owned
Rennes(a)	Body Sealing	Owned
Vitré(a)	Body Sealing	Owned
Germany
Grünberg	Fluid Handling	Leased
Hockenheim	Fluid Handling	Owned
Lindau	Body Sealing	Owned
Mannheim	Body Sealing	Owned
Schelklingen	Fluid Handling	Owned
Italy
Battipaglia	Body Sealing	Owned
Ciriè	Body Sealing	Owned
Netherlands
Amsterdam	Administration	Leased
Poland
Bielsko-Biala	Body Sealing	Owned
Bielsko-Biala	Administration	Leased
Czestochowa	Anti-Vibration and Body Sealing	Owned
Dzierzoniow(2)	Body Sealing	Owned
Myslenice	Body Sealing	Leased
Piotrkow	Body Sealing	Owned
Romania
Craiova	Body Sealing and Fluid Handling	Leased
United Kingdom
Coventry	Design, engineering and administration	Leased

Location	Principal Products	Owned/Leased
Asia Pacific
Australia
Adelaide	Industrial Products	Owned
China
Chongqing	Fluid Handling	Owned
Huai-an(a)	Body Sealing	Leased
Jingzhou(a)	Fluid Handling	Owned
Kunshan	Anti-Vibration, Body Sealing and Fluid Handling	Owned
Panyu(a)	Body Sealing	Leased
Shanghai(a)	Body Sealing	Owned
Wuhu	Body Sealing	Owned
India
Chennai	Body Sealing and Fluid Handling	Owned
Dharuhera(a)	Body Sealing	Leased
Mumbai(a)	Anti-Vibration	Leased
Sahibabad(a)	Body Sealing	Leased
Manesar(a)	Body Sealing	Leased
Pune	Fluid Handling	Leased
Japan
Hiroshima	Design, engineering and administration	Leased
Nagoya	Design, engineering and administration	Leased
South Korea
CheongJu	Body Sealing	Owned
Gimhae	Body Sealing	Leased
Gunsan	Body Sealing and Fluid Handling	Leased
SeoCheon Gun	Body Sealing	Owned
Thailand
Nakon Ratchasma(a)	Body Sealing	Owned

(a)	Denotes a joint venture facility.
(b)	Denotes a location will be closed in 2013.

Item 3.	Legal Proceedings

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

Market Information

Our common stock is quoted on the OTC Bulletin Board since May 27, 2010, under the symbol “COSH” and our warrants are quoted on the OTC Bulletin Board since June 4, 2010, under the symbol “COSHW.” No prior established public trading market existed for our common stock or warrants prior to these dates.

There currently is a limited trading market for our common stock and warrants. The following chart lists the high and low sale prices for shares of our common stock and warrants for the calendar quarters indicated through December 31, 2011 and December 31, 2012. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2011	High	Low	High	Low
March 31, 2011	$52.00	$43.75	$35.00	$24.00
June 30, 2011	51.50	41.48	30.00	23.00
September 30, 2011	49.75	37.00	26.99	22.00
December 31, 2011	41.50	33.25	20.00	14.20

	Common Stock		Warrants
2012	High	Low	High	Low
March 31, 2012	$50.00	$34.00	$24.99	$14.25
June 30, 2012	43.48	34.00	21.25	11.00
September 30, 2012	37.75	34.00	14.74	12.30
December 31, 2012	38.50	32.00	13.25	11.37

Holders of Common Stock

As of the date hereof, an aggregate of 7,619,230 shares of our common stock may be purchased upon the exercise of outstanding options, issued upon the exercise of our outstanding warrants and issued upon the conversion of our outstanding shares of 7% preferred stock.

As of February 1, 2013 we had approximately 696 holders of record of our common stock, based on information provided by our transfer agent.

Dividends

Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our credit agreement governing our Senior ABL Facility and the Senior Notes indenture contain covenants that among other things restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Repurchase

On November 9, 2012, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $25 million of its outstanding common stock, 7% cumulative participating convertible preferred stock or warrants to purchase common stock. Under the program authorized by the Board of Directors, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and Securities and Exchange Commission requirements. The Company expects to fund all repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular number of securities, and the program may be discontinued at any time at the Company’s discretion. The Board’s authorization terminated on February 14, 2013.

The following table presents repurchases of common stock during the period:

2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31	115,800	(1)	$37.62	-	$-
November 1 - November 30	175,000	(2)	$34.29	175,000	$19.0
December 1 - December 31	171,500	(2)	$34.50	171,500	$11.1

Total	462,300		$35.20	346,500	$11.1

(1)	115,800 shares of common stock were purchased by the Company from stockholders in open market transactions.
(2)	346,500 shares of common stock were purchased by the Company under the Program from stockholders in open market transactions.

The following table presents repurchases of preferred stock during the period:

2012	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31	-		$-	-	$-
November 1 - November 30	-		$-	-	$-
December 1 - December 31	12,226	(1)	$160.91	12,226	$11.1

Total	12,226		$160.91	12,226	$11.1

(1)	12,226 shares of preferred stock were purchased by the Company under the Program from stockholders in open market transactions.

Performance Graph

The following graph compares the cumulative total stockholder return from May 27, 2010, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2012, for Cooper-Standard Holdings Inc. existing common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on May 27, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2012.

Comparison of Cumulative Return

	Ticker	5/27/2010	12/31/2010	12/30/2011 (1)	12/31/2012
Cooper-Standard Holdings Inc.	COSH	$100.00	$130.43	$100.00	$110.14
S&P 500	SPX	$100.00	$115.24	$117.63	$120.46
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$142.48	$124.22	$126.52

(1) Represents last trading day of the year

Item 6.	Selected Financial Data

The selected financial data for the years ended December 31, 2008, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm.

The audited consolidated statements of net income, statements of comprehensive income, statements of changes in equity (deficit) and statements of cash flows for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012 are included elsewhere in this Annual Report on Form 10-K. The audited consolidated balance sheets as of December 31, 2011 and 2012 are included elsewhere in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

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

	Predecessor			Successor
	Year Ended December 31,		Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
	2008	2009			2011	2012
	(dollar amounts in millions, except per share amounts)
Statement of operations:
Sales	$2,594.6	$1,945.3	$1,009.1	$1,405.0	$2,853.5	$2,880.9
Cost of products sold	2,260.1	1,679.0	832.2	1,172.4	2,402.9	2,442.0

Gross profit	334.5	266.3	176.9	232.6	450.6	438.9
Selling, administration, & engineering expenses	231.7	199.5	92.1	159.5	257.6	281.3
Amortization of intangibles	31.0	15.0	0.3	9.0	15.6	15.4
Impairment charges	33.4	363.5	-	-	-	10.1
Restructuring	38.3	32.4	5.9	0.5	52.2	28.8

Operating profit (loss)	0.1	(344.1)	78.6	63.6	125.2	103.3
Interest expense, net of interest income	(92.9)	(64.3)	(44.5)	(25.0)	(40.5)	(44.8)
Equity earnings	0.9	4.0	3.6	3.4	5.4	8.8
Reorganization items and fresh-start accounting adjustments, net	-	(17.4)	303.4	-	-	-
Other income (expense), net	(1.4)	9.9	(21.2)	4.2	7.2	-

Income (loss) before income taxes	(93.3)	(411.9)	319.9	46.2	97.3	67.3
Provision (benefit) for income taxes	29.3	(55.7)	39.9	5.1	20.8	(31.5)

Consolidated net income (loss)	(122.6)	(356.2)	280.0	41.1	76.5	98.8
Net (income) loss attributable to noncontrolling interests	1.1	0.1	(0.3)	(0.5)	26.3	4.0

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(121.5)	$(356.1)	$279.7	$40.6	$102.8	$102.8

Net income available to Cooper-Standard Holdings Inc. common stockholders				$28.7	$75.3	$76.7

Basic net income per share attributable to Cooper-Standard Holdings Inc.				$1.64	$4.27	$4.40

Diluted net income per share attributable to Cooper-Standard Holdings Inc.				$1.55	$3.93	$4.14

Balance sheet data (at end of period):
Cash and cash equivalents	$111.5	$380.3		$294.5	$361.7	$270.6
Net working capital (1)	154.5	240.8		175.3	193.9	265.6
Total assets	1,818.3	1,737.4		1,853.8	2,003.8	2,026.0
Total non-current liabilities	1,346.9	263.9		745.7	779.3	774.0
Total debt (2)	1,144.1	204.3		476.7	488.7	483.4
Liabilities subject to compromise	-	1,261.9		-	-	-
Preferred stock	-	-		130.3	125.9	121.6
Total equity/(deficit)	19.7	(306.5)		563.1	601.2	629.2

Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$136.5	$130.0	$(75.4)	$170.6	$172.3	$84.4
Investing activities	(73.9)	(45.5)	(19.1)	(51.8)	(73.8)	(117.6)
Financing activities	14.1	166.1	(112.6)	(1.4)	(24.6)	(58.1)

Other financial data:
Capital expenditures, including other intangible assets	$92.1	$46.1	$22.9	$54.4	$108.3	$131.1

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $450.0 million of our Senior Notes, $0.3 million in capital leases, and $33.1 million of other third-party debt at December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Reorganization and Basis of Presentation

On May 31, 2010 we adopted “fresh-start” accounting and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. The financial information included in this Annual Report on Form 10-K represents our consolidated financial position as of December 31, 2011 and 2012 and our consolidated results of operations and cash flows for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012. For further information, see Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting” to the consolidated financial statements.

Company Overview

We design, manufacture and sell body sealing, AVS and fluid handling components, systems, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2012, approximately 78% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 22% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to price, quality, service, performance, design and engineering capabilities, innovation and timely delivery. Importantly, we believe our continued commitment to investment in our design and engineering capability, including enhanced computerized software design capabilities, is important to our future success, and many of our present initiatives are designed to enhance these capabilities. In addition, in order to remain competitive we must also consistently achieve and sustain cost savings. In an effort to continuously reduce our cost structure, we seek to identify and implement lean initiatives, which focus on optimizing manufacturing by eliminating waste, controlling costs and enhancing productivity. We evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries. We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our lean initiatives.

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

In the year ended December 31, 2012, approximately 52% of our sales were generated in North America and approximately 48% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the U.S., Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with some of these markets.

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

Details on light vehicle production in certain regions for 2011 and 2012 are provided in the following table:

(In millions of units)	2011(1,2)	2012(1)	% Change
North America	13.1	15.3	17%
Europe	20.2	19.0	(6)%
South America	4.3	4.3	-
Asia Pacific	37.0	40.9	11%

(1)	Production data based on IHS Automotive, December 2012.
(2)	Production data for 2011 has been updated to reflect actual production levels.

The expected annualized vehicle production volumes for 2013 are provided in the following table:

(In millions of units)	2013(1)
North America	15.6
Europe	18.7
South America	4.5
Asia Pacific	42.1

(1)	Production data based on IHS Automotive, December 2012.

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

In March 2012, an explosion at a supplier’s chemical plant in Germany shut down the facility and interrupted production. The facility not only made one-third of the global output of PA-12 resin used in automotive fuel and brake components and other general industry products, but also made one-half of the world’s CDT which is a key ingredient in the production of PA-12 resin. We do use PA-12 resin in our products and immediately put a global team in place following the shutdown of the chemical plant to find solutions to ensure uninterrupted supply of product to our customers. The team was able to fast track alternative materials, gain necessary approvals and bring these alternatives to market. We were able to meet all of our customers’ needs during the shutdown of this resin facility.

The facility reopened in December 2012 and will ramp-up to full production in the first quarter of 2013. The facility also added additional capacity and the flow of resin to customers and is expected to be at full capacity throughout the supply base by the end of the third quarter of 2013. To alleviate dependence on any one supplier for this commodity, Cooper Standard has developed alternative approved materials and sourced other PA-12 resin suppliers.

Our business has also been impacted by our acquisition of USi and the joint venture agreement with FMEA. Our sales have increased as a result of these two acquisitions, but we continue to incur additional costs as we integrate and restructure these businesses. In evaluating these businesses, management considers EBITDA and Adjusted EBITDA as key indicators of operating performance. For further information, see “Non-GAAP Financial Measures.” The following table shows combined gross profit for the acquisitions and reconciles EBITDA and Adjusted EBITDA for the acquisitions to their net income, which is the most directly comparable financial measure in accordance with U.S. GAAP:

Year Ended December 31, 2012
(dollars in millions)
Sales	$197.6
Cost of products sold	178.8

Gross profit	$18.8

Net income	$4.2
Benefit for income tax expense	(3.3)
Interest expense	0.4
Depreciation and amortization	8.6

EBITDA	$9.9
Noncontrolling interest restructuring	(3.0)
Noncontrolling interest deferred tax valuation reversal	2.0

Adjusted EBITDA	$8.9

Results of Operations

As a result of our emergence from Chapter 11 bankruptcy proceedings on May 27, 2010, and the adoption of fresh-start accounting on May 31, 2010, in accordance with ASC 852, “Reorganizations,” Cooper-Standard Holdings Inc. is considered a new entity for financial reporting purposes. Accordingly, our financial statements for the year ended December 31, 2010 separately present the 2010 Predecessor Period and the 2010 Successor Period. Although the 2010 Predecessor Period and the 2010 Successor Period are distinct reporting periods, the effects of emergence and fresh-start accounting did not have a material impact on the comparability of our results of operations between the periods, except as discussed below.

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
	(dollar amounts in thousands)
Sales	$1,009,128	$1,405,019	$2,853,509	$2,880,902
Cost of products sold	832,201	1,172,350	2,402,920	2,442,014

Gross profit	176,927	232,669	450,589	438,888
Selling, administration & engineering expenses	92,166	159,573	257,559	281,268
Amortization of intangibles	319	8,982	15,601	15,456
Impairment charges	-	-	-	10,069
Restructuring	5,893	488	52,206	28,763

Operating profit	78,549	63,626	125,223	103,332
Interest expense, net of interest income	(44,505)	(25,017)	(40,559)	(44,762)
Equity earnings	3,613	3,397	5,425	8,778
Reorganization items and fresh-start accounting adjustments, net	303,453	-	-	-
Other income (expense), net	(21,156)	4,214	7,174	(63)

Income before income taxes	319,954	46,220	97,263	67,285
Provision (benefit) for income tax expense	39,940	5,095	20,765	(31,531)

Consolidated net income	280,014	41,125	76,498	98,816
Net (income) loss attributable to noncontrolling interests	(322)	(549)	26,346	3,988

Net income attributable to Cooper-Standard Holdings Inc.	$279,692	$40,576	$102,844	$102,804

Year ended December 31, 2012 Compared to Year ended December 31, 2011.

Sales. Sales were $2,880.9 million for the year ended December 31, 2012, compared to $2,853.5 million for the year ended December 31, 2011, an increase of $27.4 million, or 1%. Sales were favorably impacted by an increase in volumes in North America as well as the USi acquisition and the joint venture with FMEA which were completed March, 2011 and May, 2011, respectively. These favorable items were partially offset by unfavorable foreign exchange of $129.4 million and decreased volumes in the International segment.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,442 million for the year ended December 31, 2012, compared to $2,402.9 million for the year ended December 31, 2011, an increase of $39.1 million or 1.6%. Raw materials comprise the largest component of our cost of products sold and represented 51% of total cost of products sold for the years ended December 31, 2012 and 2011. The period was impacted by higher material costs, increases in other fixed and variable costs as a result of improved North American production volumes, and higher labor costs due to the additional hires to support the increased volumes. In addition, the period was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively. These items were partially offset by lean savings and favorable foreign exchange.

Gross Profit. Gross profit for the year ended December 31, 2012 was $438.9 million compared to $450.6 million for the year ended December 31, 2011. As a percentage of sales, gross profit was 15.2% and 15.8% of sales for the years ended December 31, 2012 and 2011, respectively. The decrease was driven primarily by higher material costs, increases in other expenses associated with launch and expansion activities and unfavorable foreign exchange. In addition, the gross profit margins associated with our 2011 acquisitions are lagging behind our base business. These items were partially offset by the favorable impact of increased volumes in North America and lean savings.

Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2012 was $281.3 million or 9.8% of sales compared to $257.6 million or 9% of sales for the year ended December 31, 2011. Selling, administration and engineering expense for the year ended December 31, 2012 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world. In addition, the year ended December 31, 2012 was impacted by the USi acquisition and the joint venture with FMEA, which were completed March, 2011 and May, 2011, respectively.

Impairment Charges. Due to changes in the forecast for our South American reporting unit resulting from launch activities and operational inefficiencies incurred in 2012 and that are expected to continue into the near future as additional time will be needed to improve operational performance, a goodwill impairment charge of $2.8 million was recorded during the fourth quarter of 2012. Due to recent and a projected decline in vehicle production volumes and increased costs the undiscounted cash flows at one of our European facilities did not exceed its book value resulting in an asset impairment charge of $7.3 million being recorded in the fourth quarter of 2012.

Restructuring. Restructuring charges of $28.8 million for the year ended December 31, 2012 consisted primarily of costs associated with European initiatives announced during 2012 and additional costs associated with the reorganization of our French body sealing operations in relation to the joint venture with FMEA. Restructuring charges of $52.2 million for the year ended December 31, 2011 consisted primarily of costs associated with the reorganization of our French body sealing operations in relation to the joint venture with FMEA, the closure of a facility in North America and the establishment of a centralized shared services function in Europe.

Interest Expense, net. Net interest expense of $44.8 million for the year ended December 31, 2012 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes. Net interest expense of $40.6 million for the year ended December 31, 2011 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes, partially offset by interest income of $4.9 million.

Other Income (Expense), net. Other expense for the year ended December 31, 2012 was $0.1 million, which consisted of $6.8 million of foreign currency losses and $1.0 million of loss on sale of receivables, partially offset by $4.4 million of gains related to forward contracts and $3.3 million of other miscellaneous income. Other income for the for the year ended December 31, 2011 was $7.2 million, which consisted of a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $2.8 million, partially offset by unrealized losses related to forward contracts of $5.3 million and loss on factoring of receivables and miscellaneous expense of $1.7 million.

Provision for Income Tax Expense (Benefit): Income taxes for the twelve months ended December 31, 2012 included a benefit of ($31.5) million on earnings before taxes of $67.3 million. This compares to an expense of $20.8 million and $97.3 million on earnings before taxes for the twelve months ended December 31, 2011. Tax expense in 2012 differs from the statutory rate due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the U.S., income in jurisdictions with valuation allowances offset by incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions; the distribution of income between the U.S. and foreign sources; tax credits and incentives; and other non-recurring discrete items.

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

Restructuring. Restructuring charges were $52.2 million for the year ended December 31, 2011, primarily related to the reorganization of our French body sealing operations in relation to the joint venture with FMEA, the closure of a facility in North America, the establishment of a centralized shared services function in Europe and the transfer of certain sealing business from one of our German facilities to other sealing operations in Europe. Restructuring charges were $0.5 million for the seven months ended December 31, 2010, which were favorably impacted by a curtailment gain relating to pension benefits of $3.4 million. Restructuring expense for the five months ended May 31, 2010 were $5.9 million, primarily representing the continuation of previously announced actions.

Interest Expense, net. Net interest expense of $40.6 million for the year ended December 31, 2011 resulted primarily from interest and debt issue amortization recorded on the Senior Notes, partially offset by interest income of $4.9 million. Net interest expense for the seven months ended December 31, 2010 consisted primarily of interest on our Senior Notes. The net interest expense for the five months ended May 31, 2010 included $28 million of interest on certain prepetition debt obligations from the period August 3, 2009 through May 27, 2010 and interest on the DIP facility. The interest on the prepetition debt obligation was recorded when our Plan of Reorganization was approved by the claimholders.

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

Other Income (Expense), net. Other income for the for the year ended December 31, 2011 was $7.2 million, which primarily relates to a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $2.8 million, partially offset by unrealized losses related to forward contracts of $5.3 million and loss on factoring of receivables and miscellaneous expense of $1.7 million. Other income for the seven months ended December 31, 2010 was $4.2 million, which consisted of $3.4 million of foreign currency gains and $1.5 million other income, partially offset by $0.7 million of losses on factoring of receivables. Other expense of $21.2 million for the five months ended May 31, 2010, consisted primarily of foreign currency losses.

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

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Predecessor	Successor
	Five Months Ended	Seven Months Ended	Year Ended December 31,
	May 31, 2010	December 31, 2010	2011	2012
	(dollar amounts in thousands)
Sales to external customers
North America	$508,738	$739,419	$1,417,281	$1,503,736
International	500,390	665,600	1,436,228	1,377,166

Consolidated	$1,009,128	$1,405,019	$2,853,509	$2,880,902

Segment profit (loss)
North America	$233,526	$58,004	$158,178	$136,456
International	86,428	(11,784)	(60,915)	(69,171)

Income (loss) before income taxes	$319,954	$46,220	$97,263	$67,285

Year ended December 31, 2012 Compared to the Year Ended December 31, 2011.

North America. Sales for the year ended December 31, 2012 increased $86.5 million or 6.1%, compared to the year ended December 31, 2011, primarily due to an increase in sales volume, offset by unfavorable foreign exchange of $12.5 million. Segment profit for the year ended December 31, 2012 decreased $21.7 million, primarily due to higher raw material costs, increased staffing and a gain of $11.4 million recognized in 2011 for the partial sale of ownership in our NISCO joint venture, partially offset by the favorable impact of lean savings and increased sales volume.

International. Sales for the year ended December 31, 2012 decreased $59.1 million, or 4.1%, compared to the year ended December 31, 2011, primarily due to unfavorable foreign exchange of $116.9 million and decreased production volumes primarily in Europe, partially offset by sales from our joint venture with FMEA. Segment loss increased by $8.3 million, primarily due to impairment charges of goodwill and fixed assets of $10.1 million, higher raw material costs, unfavorable foreign exchange and decreased volumes, partially offset by restructuring costs that were recorded in 2011 for the joint venture agreement with FMEA and the favorable impact of lean savings.

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

Off-Balance Sheet Arrangements

As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2011 and 2012, we had $90.8 million and $73.7 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2011 and 2012, total accounts receivables factored were $257.5 million, and $332 million, respectively. Costs incurred on the sale of receivables were $2 million and $2.2 million for the years ended December 31, 2011 and 2012, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under our credit agreement governing our Senior ABL Facility.

As of December 31, 2012, we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility in addition to certain receivable factoring. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 8. “Debt” to the consolidated financial statements.

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

Cash Flows

Operating activities. Net cash provided by operations was $84.4 million for the year ended December 31, 2012, which included $119.9 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables of $61.7 million due primarily to increased demand for our products. In addition, pension contributions of $33.5 million were made during the year ended December 31, 2012. Net cash provided by operations was $172.3 million for the year ended December 31, 2011, which included $30 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable due to increased volumes.

Investing activities. Net cash used in investing activities was $117.6 million for the year ended December 31, 2012, which consisted primarily of $131.1 million of capital spending, offset by proceeds of $14.6 million for the sale of fixed assets. Net cash used in investing activities was $73.8 million for the year ended December 31, 2011, which consisted primarily of $108.3 million of capital spending and $10.5 million for an investment in affiliate, partially offset by $28.4 million of cash acquired as part of the joint venture with FMEA, net of the acquisitions of USi Inc. and Sigit S.p.A, and proceeds of $16 million from the partial sale of a joint venture. We anticipate that we will spend approximately $160 million on capital expenditures in 2013.

Financing activities. Net cash used in financing activities totaled $58.1 million for the year ended December 31, 2012, which consisted primarily of repurchase of preferred stock of $6.8 million, repurchase of common stock of $36.9 million, a decrease in short-term debt and payments on long-term debt aggregating $5.5 million, and payment of cash dividends of $6.8 million. Net cash used in financing activities totaled $24.6 million for the year ended December 31, 2011, which consisted primarily of a decrease in short-term debt and payments on long-term debt aggregating $9.9 million, payment of cash dividends of $7.1 million and repurchase of preferred stock and other of $7.6 million.

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

General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $125 million, subject to borrowing base availability, including a $45 million letter of credit sub-facility and a $20 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $25 million incremental loan facility, for a potential total Senior ABL Facility of $150 million (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase, consent of a non-participating lender or lenders is not required). On December 31, 2012, subject to borrowing base availability, the Company had $125 million in availability less outstanding letters of credit of $27 million.

Maturity. Any borrowings under our Senior ABL Facility will mature, and the commitments of the lenders under our Senior ABL Facility will terminate, on May 27, 2014.

Borrowing base. Loan (and letter of credit) availability under our Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our Senior ABL Facility is apportioned as follows: $100 million to the U.S. Borrower and $25 million to the Canadian Borrower.

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

Our current revenue forecast for 2013 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 15.6 million units and 18.7 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. We took significant actions during the second half of 2008 and first quarter of 2009 to reduce our cost base and improve profitability. While we believe the vehicle production and other assumptions within our forecast are reasonable, we have also considered the possibility of even weaker demand. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

8  1/2% Senior Notes due 2018

On May 11, 2010, CSA Escrow Corporation (the “escrow issuer”), an indirect wholly-owned non-Debtor subsidiary of the Issuer closed an offering of $450 million aggregate principal amount of its Senior Notes. The Senior Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). A summary description of the Senior Notes is set forth below. This description is qualified in its entirety by reference to the Senior Notes indenture.

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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus provision (benefit) for income tax expense, interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, non-cash stock based compensation and non-cash gains and losses from certain foreign currency transactions and translation.

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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA, which is the most directly comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2011	2012
	(dollars in millions)
Net income	$102.8	$102.8
Provision (benefit) for income tax expense	20.8	(31.5)
Interest expense, net of interest income	40.5	44.8
Depreciation and amortization	124.1	122.7

EBITDA	$288.2	$238.8
Restructuring (1)	52.2	28.8
Noncontrolling interest restructuring (2)	(19.9)	(3.0)
Inventory write-up (3)	0.7	-
Net gain on partial sale of joint venture (4)	(11.4)	-
Stock-based compensation (5)	10.8	9.8
Acquisition costs (6)	2.2	-
Impairment charges (7)	-	10.1
Retirement obligation (8)	-	11.5
Noncontrolling interest deferred tax valuation reversal (9)	-	2.0
Other (10)	1.3	-

Adjusted EBITDA	$324.1	$298.0

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.

(3)	Write-up of inventory to fair value for the USi, Inc. acquisition and the FMEA joint venture, net of noncontrolling interest.
(4)	Net gain on partial sale of ownership percentage in joint venture.
(5)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(6)	Costs incurred in relation to the FMEA joint venture agreement.
(7)	Impairment charges related to goodwill ($2.8 million) and fixed assets ($7.3 million).
(8)	Executive compensation for retired CEO and recruiting costs related to search for new CEO.
(9)	Noncontrolling interest deferred tax valuation reversal related to FMEA joint venture.
(10)	Costs related to corporate development activities.

Working capital

Historically, we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the global economic downturn have impacted both the amount of our receivables and somewhat the stressed ability for our customers to pay within normal terms. We believe that we currently have a strong working capital position. As of December 31, 2012, we had net cash of $270.6 million.

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

The following table summarizes the total amounts due as of December 31, 2012 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$450.0	$-	$-	$-	$450.0
Interest on debt obligations	210.4	38.3	76.5	76.5	19.1
Operating lease obligations	68.4	20.0	29.1	12.4	6.9
Other obligations(1)	69.5	68.7	0.5	0.3	-

Total	$798.3	$127.0	$106.1	$89.2	$476.0

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.

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

We also have minimum funding requirements with respect to our pension obligations. We expect to make minimum cash contributions of approximately $10.4 million and discretionary cash contributions of approximately $12.1 million to our domestic and foreign pension plan asset portfolios in 2013. Our minimum funding requirements after 2013 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.2 million in 2013.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $4.9 million as of December 31, 2012 have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 11. “Income Taxes” to the consolidated financial statements.

In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2012 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include synthetic rubber, fabricated metal-based components, plastic resins and components, carbon black, process oil, carbon steel and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable total cost of ownership. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.

We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, die castings and other labor-intensive, economically freighted products in our North American and European facilities.

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

Adoption of Fresh-Start Accounting. We emerged from Chapter 11 bankruptcy proceedings on May 27, 2010. As a result, we adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity. U.S. GAAP requires the adoption of fresh-start accounting as of the Plan of Reorganization’s confirmation date, or as of a later date when all material conditions precedent to the Plan of Reorganization becoming effective are resolved, which occurred on May 27, 2010. We elected to adopt fresh-start accounting as of May 31, 2010 to coincide with the timing of our normal May accounting period close. There were no transactions that occurred from May 28, 2010 through May 31, 2010, that would materially impact our consolidated financial position, results of operations or cash flows for the 2010 Successor or 2010 Predecessor periods.

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

For further information on fresh-start accounting, see Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting” to the consolidated financial statements.

Reorganization. As a result of filing for Chapter 11 bankruptcy, we adopted ASC 852 on August 3, 2009. ASC 852 is applicable to companies in Chapter 11 and generally does not change the manner in which financial statements are prepared. However, among other disclosures, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of net income. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statement of cash flows. We have segregated those items as outlined above for all reporting periods subsequent to such date.

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

Goodwill. As of December 31, 2011 and 2012, we had recorded goodwill of approximately $136.4 million and $133.7 million, respectively. Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.

Our 2011 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. As a result of our 2010 emergence, the fair value of our Europe, South America and Asia Pacific reporting units did not substantially exceed their corresponding carrying amount.

Our 2012 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in an impairment charge of $2.8 million in our South America reporting unit. This charge was due to changes in the forecast for this reporting unit, resulting from launch activities and operational inefficiencies incurred in 2012 and expected to continue into the near future as additional time will be needed to improve operational performance. The fair value of our Europe and Asia Pacific reporting units did not substantially exceed their corresponding carrying amount and if future growth assumptions are not achieved, the Company could incur a future goodwill impairment charge.

Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with ASC 360, “Property, Plant, and Equipment.” If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Change in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. During 2012, we impaired property, plant and equipment at one of our European facilities with a carrying value of $16.7 million to its fair value of $9.4 million, resulting in an impairment charge of $7.3 million. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 15%.

In connection with the adoption of fresh-start accounting in 2010 an adjustment of $40.7 million was made to re-measure our property, plant, and equipment to their estimated fair value. See Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting,” to the consolidated financial statements.

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

Amounts billed to customers related to shipping and handling are included in sales in our consolidated statements of net income. Shipping and handling costs are included in cost of sales in our consolidated statements of net income.

Income Taxes. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. In accordance with ASC Topic 740, Accounting for Income Taxes, we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.

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

During 2012, the Company recorded a tax benefit of $70.9 million related to reductions in our U.S. valuation allowance against net deferred tax assets. However, we continue to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2012, we had valuation allowances of $97.3 million related to tax loss and credit carryforwards and other deferred tax assets in the several foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. For further information, related to income taxes, see Note 11. “Income Taxes,” to the consolidated financial statements.

On January 2, 2013, subsequent to the fourth quarter, the American Taxpayer Relief Act of 2012 was enacted which retroactively reinstated and extended the Federal Research and Development Tax Credit, as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. As a result, the Company will include a discrete benefit in the first quarter for effect of these items.

Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $7.9 million and $0.5 million, respectively, for the year ended December 31, 2012.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2012 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2013 net periodic benefit cost expense by approximately $1.4 million or $3.0 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2013 net periodic benefit cost by approximately $3.2 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $81.8 million or $66.2 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $6.1 million in 2013.

The expected annual rate of increase in health care costs is approximately 8% for 2012 (7.39% for U.S., 8% for Canada) grading down to 5% in 2018, and was held constant at 5% for years past 2018. These trend rates were assumed to reflect market trend, actual experience and future expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2013 service and interest cost components by $0.3 million or $0.2 million, respectively and the projected benefit obligations would have increased or decreased by $3.9 million or $3.2 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $2.4 million in 2013.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During 2012, there were no material changes in the methods or policies used to establish estimates and assumptions. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, unsettled pricing discussions with customers and suppliers, restructuring accruals, deferred tax asset valuation allowances and income taxes, pension and other post retirement benefit plan assumptions, accruals related to litigation, warranty and environmental remediation costs and self-insurance accruals. Actual results may differ from estimates provided.

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

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. Prior to filing our bankruptcy filing under Chapter 11 we entered into derivative financial instruments to monitor our exposure to these risks, but as a result of the bankruptcy filing all but one of these instruments were designated. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Derivative Financial Instruments” and Item 8. “Financial Statements and Supplementary Data,” especially Note 21. “Fair Value of Financial Instruments” to the consolidated financial statements.

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2012 there were no forward foreign exchange contracts outstanding.

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which is included in the Company’s consolidated financial statements. The forward contract is used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts consist of hedge transactions up to April 2014. At December 31, 2012, the fair value liability before taxes of the Company’s undesignated derivative forward contracts was less than $0.1 million.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). In 2012, net sales outside of the United States accounted for 72% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates. We use interest rate swap contracts to mitigate our exposure to variable interest rates on outstanding variable rate debt instruments. These contracts converted certain variable rate debt obligations to fixed rate. These contracts were accounted for as cash flow hedges. At December 31, 2012 we had one interest rate swap contract outstanding with $2.2 million of notional amount pertaining to Euro denominated debt fixed at 4.14%. At December 31, 2012, the fair value before taxes of the Company’s interest rate swap is $(0.1) million.

Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any derivative instruments in 2012. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	58
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	59
Consolidated statements of net income for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	60
Consolidated statements of comprehensive income for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	61
Consolidated balance sheets as of December 31, 2011 and December 31, 2012	62
Consolidated statements of changes in equity (deficit) for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	63
Consolidated statements of cash flows for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	64
Notes to consolidated financial statements	65
Schedule II—Valuation and Qualifying Accounts	117

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2012 and 2011, and the related consolidated statements of net income, comprehensive income, changes in equity (deficit) and cash flows for the years ended December 31, 2012 and 2011, the period from June 1, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to May 31, 2010 (Predecessor). Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years ended December 31, 2012 and 2011, the period from June 1, 2010 to December 31, 2010 (Successor), and the period from January 1, 2010 to May 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, on May 12, 2010, the United States Bankruptcy Court for the District of Delaware entered an order confirming the Plan of Reorganization, which became effective on May 27, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with FASB Accounting Standards CodificationTM 852, “Reorganizations,” for the Successor as a new entity with assets, liabilities and a capital structure having carrying values that are not comparable to prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2013

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.

We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Cooper-Standard Holdings Inc., and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2013

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollar amounts in thousands except per share amounts)

	Predecessor	Successor
	Five Months Ended	Seven Months Ended	Year Ended December 31,
	May 31, 2010	December 31, 2010	2011	2012
Sales	$1,009,128	$1,405,019	$2,853,509	$2,880,902
Cost of products sold	832,201	1,172,350	2,402,920	2,442,014

Gross profit	176,927	232,669	450,589	438,888
Selling, administration & engineering expenses	92,166	159,573	257,559	281,268
Amortization of intangibles	319	8,982	15,601	15,456
Impairment charges	-	-	-	10,069
Restructuring	5,893	488	52,206	28,763

Operating profit	78,549	63,626	125,223	103,332
Interest expense, net of interest income	(44,505)	(25,017)	(40,559)	(44,762)
Equity earnings	3,613	3,397	5,425	8,778
Reorganization items and fresh-start accounting adjustments, net	303,453	-	-	-
Other income (expense), net	(21,156)	4,214	7,174	(63)

Income before income taxes	319,954	46,220	97,263	67,285
Provision (benefit) for income tax expense	39,940	5,095	20,765	(31,531)

Consolidated net income	280,014	41,125	76,498	98,816
Net (income) loss attributable to noncontrolling interests	(322)	(549)	26,346	3,988

Net income attributable to Cooper-Standard Holdings Inc.	$279,692	$40,576	$102,844	$102,804

Earnings per share
Basic		$1.64	$4.27	$4.40
Diluted		$1.55	$3.93	$4.14

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Predecessor	Successor
	Five Months Ended	Seven Months Ended	Year Ended December 31,
	May 31, 2010	December 31, 2010	2011	2012
Consolidated net income	$280,014	$41,125	$76,498	$98,816

Other comprehensive income (loss):
Currency translation adjustment	(31,074)	41,038	(28,967)	2,051
Benefit plan liability, net of tax (1)	126	4,962	(32,620)	(36,360)
Fair value change of derivatives, net of tax (2)	(81)	91	80	79

Other comprehensive income (loss), net of tax	(31,029)	46,091	(61,507)	(34,230)

Comprehensive income	248,985	87,216	14,991	64,586
Less: Comprehensive (income) loss attributable to noncontrolling interests	(339)	(759)	29,503	5,239

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$248,646	$86,457	$44,494	$69,825

(1)	Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $34, ($489), $2,303 and $10,055 for the five months ended May 31, 2010, the seven months ended December 31, 2010, and the years ended December 31, 2011 and 2012, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $194, ($36), ($34) and ($29) for the five months ended May 31, 2010, the seven months ended December 31, 2010, and the years ended December 31, 2011 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2012

(Dollar amounts in thousands except share amounts)

	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$361,745	$270,555
Accounts receivable, net	433,947	499,576
Inventories, net	139,726	143,253
Prepaid expenses	26,295	21,902
Other	43,808	55,186

Total current assets	1,005,521	990,472
Property, plant and equipment, net	619,717	628,608
Goodwill	136,406	133,716
Intangibles, net	131,691	116,724
Deferred tax assets	31,968	72,718
Other assets	78,485	83,739

	$2,003,788	$2,025,977

Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,093	$32,556
Accounts payable	256,671	271,355
Payroll liabilities	84,591	102,857
Accrued liabilities	108,628	80,148

Total current liabilities	482,983	486,916
Long-term debt	455,559	450,809
Pension benefits	192,124	201,104
Postretirement benefits other than pensions	68,242	69,142
Deferred tax liabilities	18,803	10,801
Other liabilities	44,614	42,131

Total liabilities	1,262,325	1,260,903

Redeemable noncontrolling interests	14,344	14,194

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2011, and December 31, 2012; 1,007,444 shares issued and 1,003,108 outstanding at December 31, 2011 and 964,247 shares issued and 958,333 outstanding at December 31, 2012	125,916	121,649

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2011 and December 31, 2012; 18,416,957 shares issued and 18,323,443 outstanding at December 31, 2011 and 18,426,831 shares issued and 17,275,852 outstanding at December 31, 2012	17	16
Additional paid-in capital	485,637	471,851
Retained earnings	124,674	201,907
Accumulated other comprehensive loss	(12,469)	(45,448)

Total Cooper-Standard Holdings Inc. equity	597,859	628,326
Noncontrolling interests	3,344	905

Total equity	601,203	629,231

Total liabilities and equity	$2,003,788	$2,025,977

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance at December 31, 2009 - Predecessor	$2,497	3,482,612	$35	$356,316	$(636,278)	$(31,037)	$(310,964)	$1,967	$(308,997)
Stock-based compensation				244			244		244
Deconsolidation of noncontrolling interest								(1,844)	(1,844)
Net income five months ended May 31, 2010	264				279,692		279,692	58	279,750
Other comprehensive income (loss)	17					(31,046)	(31,046)	-	(31,046)
Reorganization and fresh start accounting adjustments	2,922	(3,482,612)	(35)	(356,560)	356,586	62,083	62,074	2,182	64,256

Balance at May 31, 2010 - Predecessor	5,700	-	-	-	-	-	-	2,363	2,363
Issuance of common stock		17,489,693	17	473,275			473,292		473,292
Initial grant awards		859,971

Balance at May 31, 2010 - Successor	5,700	18,349,664	17	473,275	-	-	473,292	2,363	475,655
Stock-based compensation				5,431			5,431		5,431
Initial grant awards		26,448
Dividends paid					(4,734)		(4,734)		(4,734)
Net income seven months ended December 31, 2010	334				40,576		40,576	215	40,791
Other comprehensive income	181					45,881	45,881	29	45,910

Balance at December 31, 2010 - Successor	6,215	18,376,112	17	478,706	35,842	45,881	560,446	2,607	563,053
Shares issued under stock option plans		14,945		(388)			(388)		(388)
Preferred stock redemption premium					(1,710)		(1,710)		(1,710)
Stock based compensation, net		(67,614)		8,975	(953)		8,022		8,022
Preferred stock dividends					(7,278)		(7,278)		(7,278)
FMEA joint venture transaction	34,298			(1,656)			(1,656)		(1,656)
Accretion of redeemable noncontrolling interest	4,071				(4,071)		(4,071)		(4,071)
Net income (loss) for 2011	(27,045)				102,844		102,844	699	103,543
Other comprehensive income (loss)	(3,195)					(58,350)	(58,350)	38	(58,312)

Balance at December 31, 2011 - Successor	14,344	18,323,443	17	485,637	124,674	(12,469)	597,859	3,344	601,203
Shares issued under stock option plans		21,356		(346)			(346)		(346)
Preferred stock redemption premium					(1,376)		(1,376)		(1,376)
Repurchase of common stock		(1,030,319)	(1)	(24,933)	(11,961)		(36,895)		(36,895)
Converted preferred stock shares		2,278		68			68		68
Stock based compensation, net		(40,906)		11,277	(672)		10,605		10,605
Preferred stock dividends					(6,764)		(6,764)		(6,764)
Accretion of redeemable noncontrolling interest	4,798				(4,798)		(4,798)		(4,798)
Purchase of noncontrolling interest				148			148	(2,148)	(2,000)
Net income (loss) for 2012	(3,688)				102,804		102,804	(300)	102,504
Other comprehensive income (loss)	(1,260)					(32,979)	(32,979)	9	(32,970)

Balance at December 31, 2012 - Successor	$14,194	17,275,852	$16	471,851	$201,907	$(45,448)	$628,326	$905	$629,231

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Operating Activities:
Consolidated net income	$280,014	$41,125	$76,498	$98,816
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	35,333	57,687	108,473	107,275
Amortization of intangibles	319	8,982	15,601	15,456
Impairment charges	-	-	-	10,069
Reorganization items and fresh-start adjustments	(303,453)	-	-	-
Non-cash restructuring charges	46	468	383	4,155
Amortization of debt issuance cost	11,505	714	1,253	1,263
Stock-based compensation expense	244	6,351	12,096	15,306
Gain on partial sale of joint venture	-	-	(11,423)	-
Gain on sale of fixed assets	-	-	-	(6,687)
Deferred income taxes	31,049	(7,760)	(525)	(41,386)
Changes in operating assets and liabilities:
Accounts receivable	(33,553)	47,665	(27,246)	(61,735)
Inventories	(11,824)	7,663	(4,641)	(2,237)
Prepaid expenses	(6,412)	6,904	(7,356)	2,969
Accounts payable	(59,180)	(3,856)	54,883	14,581
Accrued liabilities	29,561	15,105	(38,228)	(15,750)
Other	(49,044)	(10,452)	(7,429)	(57,694)

Net cash provided by (used in) operating activities	(75,395)	170,596	172,339	84,401
Investing activities:
Capital expenditures, including other intangible assets	(22,935)	(54,441)	(108,339)	(131,067)
Acquisition of businesses, net of cash acquired	-	-	28,487	(1,084)
Investment in affiliate	-	-	(10,500)	-
Proceeds from partial sale of joint venture	-	-	16,000	-
Proceeds from sale of fixed assets	3,851	2,603	599	14,581

Net cash used in investing activities	(19,084)	(51,838)	(73,753)	(117,570)
Financing activities:
Payments on debtor-in-possession financing	(175,000)	-	-	-
Proceeds from issuance of long-term debt	450,000	-	-	-
Increase (decrease) in short term debt, net	(2,069)	3,879	(5,815)	(428)
Cash dividends paid	-	(3,163)	(7,116)	(6,784)
Principal payments on long-term debt	(709,574)	(2,123)	(4,047)	(5,110)
Purchase of noncontrolling interest	-	-	-	(2,000)
Proceeds from issuance of preferred and common stock	355,000	-	-	-
Debt issuance cost and back stop fees	(30,991)	-	-	-
Repurchase of preferred stock	-	-	(7,470)	(6,838)
Repurchase of common stock	-	-	-	(36,895)
Other	-	48	(136)	(21)

Net cash used in financing activities	(112,634)	(1,359)	(24,584)	(58,076)
Effects of exchange rate changes on cash	5,528	(1,618)	(6,707)	55

Changes in cash and cash equivalents	(201,585)	115,781	67,295	(91,190)
Cash and cash equivalents at beginning of period	380,254	178,669	294,450	361,745

Cash and cash equivalents at end of period	$178,669	$294,450	$361,745	$270,555

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except note 23, per share and share amounts)

1. Description of Business

Description of business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”), through its wholly-owned subsidiary CSA U.S., is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company believes that they are the largest global producer of body sealing systems, the second largest global producer of the types of fluid handling products that they manufacture and one of the largest North American producers of AVS business. They design and manufacture their products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 69 manufacturing locations and nine design, engineering, and administrative locations in 19 countries around the world.

On May 27, 2010, the Company and certain of its U.S. and Canadian subsidiaries emerged from under Chapter 11 of the Bankruptcy Code. In accordance with the provisions of Financial Accounting Standards board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations,” the Company adopted fresh-start accounting upon its emergence from Chapter 11 bankruptcy proceedings and became a new entity for financial reporting purposes as of June 1, 2010. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings (the “Successor”) are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings (the “Predecessor”). The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. For further information, see Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting.”

2. Significant Accounting Policies

Principles of combination and consolidation – The consolidated financial statements include the accounts of the Company and the wholly-owned and less than wholly-owned subsidiaries controlled by the Company. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the consolidated financial statements from the dates of acquisition.

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

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 40 percent owned joint venture in the United States, is accounted for under the equity method. This investment totaled $14,601 and $17,424 at December 31, 2011 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this transaction, the Company’s ownership percentage in NISCO has decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the consolidated financial statements for the year ended December 31, 2011. In 2011, the Company received from NISCO a dividend of $4,750 all of which was related to earnings. In 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The Company’s investment in Guyoung, a 20 percent owned joint venture in Korea, is accounted for under the equity method. This investment totaled $2,060 and $2,014 at December 31, 2011 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Company’s investment in Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”), a 47.5 percent owned joint venture in China, is accounted for under the equity method. This investment totaled $24,602 and $26,815 at December 31, 2011 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2011, the Company received from Huayu a dividend of $1,790 all of which was related to earnings. In 2012, the Company received from Huayu a dividend of $2,519 all of which was related to earnings.

During 2011, the company acquired a 20% ownership interest in NISCO Thailand, a joint venture in Thailand. This investment, accounted for under the equity method, totaled $11,296 and $13,056 at December 31, 2011 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2012, the Company received from NISCO Thailand a dividend of $82, all of which was related to earnings.

During 2011, the company acquired a 50% ownership interest in Sujan Barre Thomas AVS Private Limited, a joint venture in India. This investment, accounted for under the equity method, totaled $1,751 and $2,944 at December 31, 2011 and 2012, respectively, and is included in other assets in the accompanying consolidated balance sheets

Foreign currency – The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and at a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $3,028 and $3,727 at December 31, 2011 and 2012, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $258 for the five months ended May 31, 2010, $426 for the seven months ended December 31, 2010, $1,463 for the year ended December 31, 2011, and $1,839 for the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2011 and 2012, inventories are reflected net of reserves of $17,287 and $20,987, respectively.

	December 31, 2011	December 31, 2012
Finished goods	$34,446	$37,415
Work in process	34,466	32,383
Raw materials and supplies	70,814	73,455

Inventories, net	$139,726	$143,253

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

Income taxes – Income tax expense in the consolidated statements of net income is calculated in accordance with ASC Topic 740, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method.

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

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $3,116 and $2,593 at December 31, 2011 and 2012, respectively. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $3,685 and $3,877 at December 31, 2011 and 2012, respectively. Reimbursable tooling costs are recorded in accounts receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. Included in accounts receivable for customer-owned tooling for the years ended December 31, 2011 and 2012 were $90,345 and $116,947, respectively, of which $55,601 and $78,403, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting unit which is determined in accordance with ASC 350 “Intangibles-Goodwill and Other.” The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The Company conducts its annual goodwill impairment analysis as of October 1st of each year.

The Company may first assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company also has the option to bypass the qualitative assessment and proceed directly to the first step of the goodwill test. For 2012, the Company decided to bypass the qualitative assessment and proceed directly to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. For 2012 the Company determined that their South America reporting unit was impaired and a goodwill impairment charge of $2.8 million was recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Amounts billed to customers related to shipping and handling are included in sales in their consolidated statements of net income. Shipping and handling costs are included in cost of sales in their consolidated statements of net income.

Research and development – Costs are charged to selling, administration and engineering expense as incurred and totaled $29,130 for the five months ended May 31, 2010, $39,662 for the seven months ended December 31, 2010, $83,906 for the year ended December 31, 2011, and $94,171 for the year ended December 31, 2012.

Stock-based compensation – The Company measures stock-based compensation expense at fair value in accordance with U.S. GAAP and recognizes such expenses over the vesting period of the stock-based employee awards. For further information related to the Company’s stock-based compensation programs, see Note 19. “Stock-Based Compensation.”

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses during the reporting period and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications – Certain amounts in prior periods’ financial statements have been reclassified to conform to the current year presentation.

Subsequent events – In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The impact of the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment.” This ASU permits companies to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the quantitative impairment test. This ASU is effective for fiscal years beginning after September 15, 2012 (early adoption is permitted). The impact of the adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

In December 2011, ASU 2011-05 was modified by the issuance of ASU 2011-12, Comprehensive Income (220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 which defers certain paragraphs of ASU 2011-05 that would require reclassifications of items from other comprehensive income to net income by component of net income and by component of other comprehensive income. The impact of the adoption of these ASU’s is not expected to have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU will allow companies to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment review process. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 (early adoption is permitted). The impact of adoption did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU required companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company adopted this new accounting guidance in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU amends the requirements for measuring fair value and disclosing information about fair value. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 (early adoption is prohibited). The impact of adoption did not have a material impact on the consolidated financial statements.

3. Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Fresh-Start Accounting

The Debtors emerged from Chapter 11 bankruptcy proceedings on May 27, 2010. As a result, the Successor adopted fresh-start accounting as (i) the reorganization value of the Predecessor’s assets immediately prior to the confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

allowed claims and (ii) the holders of the Predecessor’s existing voting shares immediately prior to the confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity. U.S. GAAP requires the adoption of fresh-start accounting as of the Plan of Reorganization’s confirmation date, or as of a later date when all material conditions precedent to the Plan of Reorganization becoming effective are resolved, which occurred on May 27, 2010. The Company elected to adopt fresh-start accounting as of May 31, 2010 to coincide with the timing of its normal May accounting period close. There were no transactions that occurred from May 28, 2010 through May 31, 2010, that would materially impact the Company’s consolidated financial position, results of operations or cash flows for the 2010 Successor or 2010 Predecessor periods.

Reorganization Value

The Bankruptcy Court confirmed the Plan of Reorganization, which included an enterprise value (or distributable value) of $1,025,000, assuming $50,000 of excess cash, as set forth in the Disclosure Statement. For purposes of the Plan of Reorganization and the Disclosure Statement, the Company and certain unsecured creditors agreed upon this value. This reorganization value was determined to be a fair and reasonable value and is within the range of values considered by the Bankruptcy Court as part of the confirmation process. The reorganization value reflects a number of factors and assumptions, including the Company’s statements of net income and balance sheets, the Company’s financial projections, the amount of cash to fund operations, current market conditions and a return to more normalized light vehicle production and sales volumes. The range of values considered by the Bankruptcy Court of $975,000 to $1,075,000 was determined using comparable public company trading multiples, precedent transactions analysis and discounted cash flow valuation methodologies.

Adoption of Fresh-Start Accounting

Fresh-start accounting results in a new basis of accounting and reflects the allocation of the Company’s fair value to its underlying assets and liabilities. Significant adjustments are summarized below:

Elimination of Predecessor’s goodwill	$(87,728)
Successor’s goodwill	136,666
Elimination of Predecessor’s intangible assets	(10,294)
Successor’s intangible asset adjustment (a)	155,005
Defined benefit plans adjustment (b)	(30,680)
Inventory adjustment (c)	8,136
Property, plant and equipment adjustment (d)	40,665
Investments in non-consolidated affiliates adjustment (e)	9,021
Noncontrolling interest adjustments (e)	(2,182)
Elimination of Predecessor’s accumulated other comprehensive loss and other adjustments	(78,678)

Pretax income on fresh-start accounting adjustments	139,931
Tax related to fresh-start accounting adjustments (f)	(24,580)

Net gain on fresh-start accounting adjustments	$115,351

(a)	Intangible assets – This adjustment reflects the fair value of intangible assets determined as of the Effective Date.

(b)	Defined benefit plans – This adjustment primarily reflects differences in assumptions, such as the expected return on plan assets and the weighted average discount rate related to the payment of benefit obligations, between the prior measurement date of December 31, 2009 and the Effective Date.

(c)	Inventory – This amount adjusts inventory to fair value as of the Effective Date, which is estimated for finished goods and work-in-process based upon the expected selling price less cost to complete, selling and disposal cost and a normal selling profit. Raw material inventory was recorded at a carrying value as such value approximates the replacement cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

(d)	Property, plant and equipment – This amount adjusts property, plant and equipment to fair value as of the Effective Date, giving consideration to the highest value and best use of these assets. Fair value estimates were based on independent appraisals. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

(e)	Investments in non-consolidated and noncontrolling interests – These amounts adjust investments in non-consolidated affiliates and noncontrolling interests to their estimated fair values. Estimated fair values were based on internal and external valuations using customary valuation methodologies, including comparable earnings multiples, discounted cash flows and negotiated transaction values.

(f)	Tax expense – This amount reflects the tax expense related to the fair value adjustments of inventory, property, plant and equipment, intangibles, tooling and investments.

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

4. Acquisitions

On March 28, 2011, the Company completed the acquisition of USi, Inc. (“USi”), based in Rockford, Tennessee, from Ikyuo Co. Ltd. of Japan, for cash consideration of $6,500. USi provides an innovative hard coating process for use in automotive and industrial applications, which allows the Company to expand its technology capabilities. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of USi are included in the Company’s consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

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

The Company accounted for the transaction as a sale of a subsidiary while retaining control under ASC 810, “Consolidations” and an acquisition of 51 percent ownership interest of SPBT under ASC 805, “Business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Combinations.” Accordingly, the subsidiary was transferred at historical cost and the assets acquired and the liabilities assumed of SPBT were recorded at fair value and are included in the Company’s consolidated balance sheets. The Company received net cash of $38,224 as part of the transaction. Also, as part of the acquisition, the Company acquired an ownership interest in a joint venture in India.

The operating results of CS France are included in the Company’s consolidated financial statements from the date of acquisition. This joint venture does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

In connection with the investment in CS France, the noncontrolling stockholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49 percent noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity. The put option becomes exercisable at the expiration of the four year period following the May 2, 2011 closing date of the transaction. The combination of a noncontrolling interest and a put option resulted in a redeemable noncontrolling interest.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling stockholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $4,798 for the year ended December 31, 2012. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s consolidated balance sheets. As of December 31, 2012, the estimated redemption value of the put option is $10,290. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling stockholders’ interests, to the extent the noncontrolling stockholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, the noncontrolling stockholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected as a reduction in the income available to the Company’s common stockholders in the computation of earnings per share. At December 31, 2012 there was no difference between redemption value and fair value.

On July 1, 2011, the Company purchased from Nishikawa Rubber Co., Limited (“Nishikawa Rubber”) a 20% interest in Nishikawa Tachaplalert Rubber Company Limited for cash consideration of $10,500. Nishikawa Tachaplalert Rubber Company Limited is a joint venture majority owned by Nishikawa Rubber based in Thailand and supplies body sealing products. The new joint venture entity is Nishikawa Tachaplalert Cooper Limited. This joint venture is owned 20% by Cooper Standard, 77.7% by Nishikawa Rubber and 2.3% owned by Original Tachaplalerts and Marubeni Thailand. This investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheets.

During the fourth quarter of 2011, the Company acquired the automotive sealing business of Sigit S.p.A, (“Sigit”) based in Chivasso, Italy and Poland, for a total cash consideration of $4,066. Consolidating Sigit’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

sealing capabilities into the Company’s existing operations will broaden the Company’s supply relationship with global OEM customers. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Sigit are included in the Company’s consolidated financial statements from the date of acquisition. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.

5. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through December 31, 2012. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the liquidation of the respective facilities. The total expense incurred related to these actions amounted to $(9) and $652 for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012 there is a liability of $61 associated with these initiatives recorded on the Company’s consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The estimated total costs of these initiatives amount to $11,200 and are expected to be completed in 2013. The following table summarizes the activity for these initiatives for the years ended December 31, 2011 and 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$3,489	$5,336	$-	$8,825
Cash payments	(46)	(4,488)	-	(4,534)

Balance at December 31, 2011	$3,443	$848	$-	$4,291
Expense	(395)	2,658	147	2,410
Cash payments	(3,048)	(3,506)	-	(6,554)
Utilization of reserve	-	-	(147)	(147)

Balance at December 31, 2012	$-	$-	$-	$-

An other postretirement benefit curtailment gain of $1,539 for the year ended December 31, 2012 resulted from the closure of a U.S facility and was recorded as a reduction to restructuring expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relation to the joint venture agreement with FMEA. The estimated total cost of this initiative is $50,400 and is expected to be completed in 2013. The following table summarizes the activity for this initiative for the years ended December 31, 2011 and 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$32,995	$6,620	$-	$39,615
Reorganization initiative transfer	1,877	-	-	1,877
Cash payments and foreign exchange translation	(11,644)	(6,620)	-	(18,264)

Balance at December 31, 2011	$23,228	$-	$-	$23,228
Expense	2,385	1,740	3,846	7,971
Cash payments and foreign exchange translation	(23,559)	(1,740)	-	(25,299)
Utilization of reserve	-	-	(3,846)	(3,846)

Balance at December 31, 2012	$2,054	$-	$-	$2,054

In the third quarter of 2011, the Company initiated the transfer of a sealing business from one of its German facilities to other sealing operations in Eastern Europe. After discussions with several stakeholders it was determined the completion of this initiative would not be achieved. As a result, $1,644 of restructuring expense was reversed in the year ended December 31, 2012.

In the first quarter of 2012, the Company initiated the closure of a facility in North America and a restructuring liability of $4,886 was recorded. During the second quarter of 2012, the Company was able to negotiate a new contract with the union, therefore enabling the facility to remain open. As a result, $4,725 of restructuring expense was reversed in the year ended December 31, 2012.

During 2012, the Company initiated the restructuring of facilities in Europe to change the Company’s European footprint to improve the Company’s operating performance. The estimated total cost of this initiative is $20,800 and is expected to be completed in 2013. The following table summarizes the activity for this initiative for the year ended December 31, 2012:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$19,330	$1,260	$162	$20,752
Cash payments and foreign exchange translation	(5,823)	(1,260)	-	(7,083)
Utilization of reserve	-	-	(162)	(162)

Balance at December 31, 2012	$13,507	$-	$-	$13,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

6. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31, 2011	December 31, 2012	Estimated Useful Lives
Land and improvements	$92,386	$91,456	10 to 25 years
Buildings and improvements	193,189	197,330	10 to 40 years
Machinery and equipment	415,828	511,753	5 to 10 years
Construction in progress	78,884	95,414

	780,287	895,953
Accumulated depreciation	(160,570)	(267,345)

Property, plant and equipment, net	$619,717	$628,608

During 2012, the Company impaired property, plant and equipment at one of their European facilities with a carrying value of approximately $16,700 to their fair value of approximately $9,400, resulting in an impairment charge of approximately $7,300. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 15%.

Depreciation expense totaled $35,333, $57,687, $108,473, and $107,275 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012, respectively.

7. Goodwill and Intangibles

Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2011 and 2012 are summarized as follows:

	North America	International	Total
Balance at December 31, 2010	$115,384	$21,616	$137,000
Foreign exchange translation	(86)	(508)	(594)

Balance at December 31, 2011	$115,298	$21,108	$136,406
Foreign exchange translation	122	(25)	97
Impairment charges	-	(2,787)	(2,787)

Balance at December 31, 2012	$115,420	$18,296	$133,716

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.” During the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $2,787 in its South American reporting unit within its International segment. This charge was due to changes in the forecast for this reporting unit resulting from launch activities and operating inefficiencies incurred in 2012 and expected to continue into the near future as additional time will be required to improve operational performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Other Intangible Assets

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2011 and 2012, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$138,576	$(21,267)	$117,309	8.6
Developed technology	9,503	(2,521)	6,982	4.8
Other	7,603	(203)	7,400

Balance at December 31, 2011	$155,682	$(23,991)	$131,691	8.1

Customer relationships	$135,741	$(34,184)	$101,557	7.7
Developed technology	9,574	(4,143)	5,431	3.9
Other	10,337	(601)	9,736

Balance at December 31, 2012	$155,652	$(38,928)	$116,724	7.1

Amortization expense totaled $319, $8,982, $15,601 and $15,456 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012, respectively.

Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2013	$15,446
2014	15,257
2015	15,131
2016	14,739
2017	14,021

8. Debt

Outstanding debt consisted of the following at December 31, 2011 and 2012:

	December 31, 2011	December 31, 2012
Senior notes	$450,000	$450,000
Other borrowings	38,652	33,365

Total debt	$488,652	$483,365
Less current portion	(33,093)	(32,556)

Total long-term debt	$455,559	$450,809

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Senior ABL Facility

On the Effective Date, the Company, CSA U.S., CSA Canada (together with CSA U.S., the “Borrowers”) and certain subsidiaries of CSA U.S. entered into the Senior ABL Facility with certain lenders, Bank of America, N.A., as agent (the “Agent”), for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital, as joint lead arrangers and bookrunners. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the Borrowers and any existing lenders or new lenders agree to fund such increase, consent of a non-participating lender or lenders is not required). As of December 31, 2012, no amounts were drawn under the Senior ABL Facility, but there was approximately $27,045 of letters of credit outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

The Company was in compliance with all covenants as of December 31, 2012.

Other borrowings at December 31, 2011 and 2012 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the consolidated balance sheet.

The maturities of debt at December 31, 2012 are as follows:

2013	$32,556
2014	269
2015	254
2016	141
2017	145
Thereafter	450,000

$483,365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Interest paid on third party debt was $31,898, $20,508, $44,038 and $45,752 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012, respectively.

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

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. In 2010, the Company began offering a new retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $3,324 for the five months ended May 31, 2010, $6,581 for the seven months ended December 31, 2010 and $12,565 and $12,851 for the years ended December 31, 2011 and 2012, respectively.

The following tables disclose information related to the Company’s defined benefit pension plans.

	Year Ended December 31,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$286,074	$136,511	$308,132	$162,759
Service cost - employer	1,868	3,088	1,150	3,126
Interest cost	14,746	7,865	13,902	7,793
Actuarial loss	25,265	6,982	26,832	27,647
Amendments	-	-	236	-
Benefits paid	(17,426)	(7,802)	(24,577)	(7,516)
Acquisition	-	22,770	-	-
Foreign currency exchange rate effect	-	(6,339)	-	4,653
Curtailment/Settlements	(387)	(390)	-	(2,435)
Transfers	(2,188)	-	-	-
Other	180	74	80	44

Projected benefit obligations at end of period	$308,132	$162,759	$325,755	$196,071

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$195,978	$60,557	$213,927	$62,689
Actual return on plans’ assets	807	3,232	26,117	3,990
Employer contributions	34,568	8,107	31,062	9,291
Benefits paid	(17,426)	(7,802)	(24,577)	(7,516)
Foreign currency exchange rate effect	-	(1,015)	-	2,120
Settlements	-	(390)	-	(2,435)

Fair value of plans’ assets at end of period	$213,927	$62,689	$246,529	$68,139

Funded status of the plans	$(94,205)	$(100,070)	$(79,226)	$(127,932)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

	Year Ended December 31,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(814)	$(4,027)	$(4,218)	$(4,176)
Pension benefits (long term)	(93,391)	(98,733)	(75,008)	(126,265)
Other assets	-	2,690	-	2,509

Net amount recognized at December 31	$(94,205)	$(100,070)	$(79,226)	$(127,932)

Included in cumulative other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $249 ($223 net of tax) and unrecognized actuarial losses of $87,812 ($78,237 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2013 are $21 and $2,689, respectively.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $308,050 and $155,832 at December 31, 2011 and $325,755 and $187,065 at December 31, 2012, respectively. As of December 31, 2011, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $10,753 by $2,690. As of December 31, 2012, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligation of $13,171 by $2,509.

Weighted average assumptions used to determine benefit obligations at December 31, 2011 and 2012:

	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.67%	4.87%	3.88%	3.59%
Rate of compensation increase	0.00%	3.25%	0.00%	3.21%

The following table provides the components of net periodic benefit cost for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31,
					2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,002	$893	$1,307	$1,426	$1,868	$3,088	$1,150	$3,126
Interest cost	6,278	2,871	8,973	4,032	14,746	7,865	13,902	7,793
Expected return on plan assets	(6,050)	(1,460)	(8,619)	(2,051)	(16,207)	(4,036)	(15,471)	(4,027)
Amortization of prior service cost and recognized actuarial loss	1,467	70	-	-	19	40	496	377
Curtailment (gain) settlement	-	-	-	(3,405)	(387)	50	80	473
Other	-	-	-	28	180	-	-	-

Net periodic benefit cost	$2,697	$2,374	$1,661	$30	$219	$7,007	$157	$7,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The following table provides weighted average assumptions used to determine net periodic benefit costs for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31,
					2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.79%	5.36%	5.55%	5.10%	5.18%	5.30%	4.63%	5.26%
Expected return on plan assets	8.00%	6.11%	8.00%	7.29%	7.80%	7.54%	7.25%	6.62%
Rate of compensation increase	3.25%	3.50%	3.25%	3.49%	3.25%	3.77%	0.00%	3.69%

Plan Assets

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2011 and 2012 by asset category are approximately as follows:

	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	37%	41%	36%	42%
Debt securities	25%	59%	26%	57%
Real estate	4%	0%	4%	0%
Balanced funds(1)	34%	0%	34%	0%
Cash and cash equivalents	0%	0%	0%	1%

	100%	100%	100%	100%

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

Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). Investments in equity securities and balanced funds in which the Company holds participation units in a fund, the Net Asset Value of which is based on the underlying assets and liabilities of the respective fund, are considered an unobservable input (Level 3 input based on the U.S. GAAP fair value hierarchy). Investments in Balanced Funds are valued at fair value using a market approach and inputs that are primarily directly or indirectly observable (Level 2 input based on the U.S. GAAP fair value hierarchy). Investments in Real Estate funds are primarily valued at Net Asset Value depending on the investment. For further information on the U.S. GAAP fair value hierarchy, see Note 21. “Fair Value of Financial Instruments.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The following table sets forth by level, within the fair value hierarchy established by FASB ASC 820, the Company’s pension plan assets at fair value as of December 31, 2011:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$47,230	$49,768	$7,972	$104,970
Debt securities	22,769	67,244	-	90,013
Real Estate	-	8,122	-	8,122
Balanced funds	23,410	44,366	5,567	73,343
Cash and cash equivalents	168	-	-	168

Total	$93,577	$169,500	$13,539	$276,616

The following table sets forth by level, within the fair value hierarchy established by FASB ASC 820, the Company’s pension plan assets at fair value as of December 31, 2012:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$45,168	$56,128	$15,459	$116,755
Debt securities	22,718	82,295	-	105,013
Real Estate	-	9,080	-	9,080
Balanced funds	25,066	54,526	3,949	83,541
Cash and cash equivalents	279	-	-	279

Total	$93,231	$202,029	$19,408	$314,668

The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2011	$11,275
Net purchases	14,351
Total losses	(2,258)
Transfer to Level 2	(9,829)

Ending balance of assets classified as Level 3 as of December 31, 2011	$13,539

Net purchases	6,417
Total gains	1,352
Transfer to Level 2	(1,900)

Ending balance of assets classified as Level 3 as of December 31, 2012	$19,408

Transfers from Level 3 to Level 2 were accounts mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. It has been determined that the Company has the ability to redeem these investments at Net Asset Value as of the measurement date, therefore the investment is categorized as a Level 2 fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2013	$19,272	$7,032	$26,304
2014	16,402	6,782	23,184
2015	16,981	7,463	24,444
2016	17,699	9,498	27,197
2017	17,810	10,742	28,552
2018-2022	93,997	57,236	151,233

The Company estimates it will make minimum funding cash contributions of approximately $10,400 and discretionary cash contributions of approximately $12,100 to its pension plans in 2013.

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

The following table discloses information related to the Company’s postretirement benefit plans for the years ended December 31, 2011 and 2012:

	Year Ended December 31,
	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$57,523	$17,515	$43,447	$20,068
Service cost	1,196	635	542	650
Interest cost	3,004	917	1,795	822
Actuarial loss (gain)	(15,893)	2,898	4,605	1,217
Benefits paid	(2,084)	(1,449)	(2,408)	(692)
Curtailment gain	(384)	-	(1,541)	-
Plan change	-	-	(2,452)	(2,198)
Other	85	-	75	-
Foreign currency exchange rate effect	-	(448)	-	583

Benefit obligation at end of year	$43,447	$20,068	$44,063	$20,450

Funded status of the plans	$(43,447)	$(20,068)	$(44,063)	$(20,450)

Net amount recognized at December 31	$(43,447)	$(20,068)	$(44,063)	$(20,450)

During 2011 the Company changed its participation and opt-out assumptions for the U.S. plan resulting in the actuarial gain shown in the table above.

Included in cumulative other comprehensive loss at December 31, 2012 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $4,151 ($3,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

net of tax) and unrecognized actuarial gains of $8,022 ($10,581, net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2013 is $(1,270).

The following table provides the components of net periodic benefit costs for the plans:

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31,
					2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$481	$157	$705	$308	$1,196	$635	$542	$650
Interest cost	1,341	360	1,893	506	3,004	917	1,795	822
Amortization of prior service cost (credit) and recognized actuarial loss (gain)	(1,381)	(14)	-	-	2	-	(1,777)	(54)
Curtailment gain	-	-	-	-	(384)	-	(1,539)	-
Other	35	-	50	-	85	-	75	-

Net periodic benefit cost	$476	$503	$2,648	$814	$3,903	$1,552	$(904)	$1,418

The curtailment gain for the years ended December 31, 2011 and 2012 in the table above were recorded as a reduction to restructuring expense.

The following table provides weighted average assumptions used to determine benefit obligations at December 31, 2011 and 2012:

	2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.70%	4.25%	3.80%	3.95%

The following table provides weighted average assumptions used to determine net periodic benefit costs for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012:

	Predecessor		Successor
	Five Months Ended May 31, 2010		Seven Months Ended December 31, 2010		Year Ended December 31,
					2011		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.80%	6.80%	5.55%	5.65%	5.35%	5.25%	4.70%	4.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

At December 31, 2012, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2013 was 7.39% for the U.S. and 8.00% for Non-U.S. with both grading down over time to 5.00% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$309	$(243)
Effect on projected benefit obligations	3,948	(3,174)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2013	$2,562	$634	$3,196
2014	2,594	630	3,224
2015	2,621	634	3,255
2016	2,633	659	3,292
2017	2,675	677	3,352
2018 - 2022	13,207	4,248	17,455

Other post retirement benefits recorded in the Company’s consolidated balance sheets include $8,158 and $7,767 as of December 31, 2011 and 2012, respectively, for termination indemnity plans for two of the Company’s European locations.

11. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for noncontrolling interests are as follows:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Domestic	$161,014	$20,595	$111,884	$69,914
Foreign	158,940	25,625	(14,621)	(2,629)

	$319,954	$46,220	$97,263	$67,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The Company’s provision (benefit) for income taxes consists of the following:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Current
Federal	$-	$-	$5,030	$2,558
State	2,003	(91)	695	480
Foreign	6,888	12,946	15,565	6,817
Deferred
Federal	614	-	-	(35,883)
State	55	-	-	(4,279)
Foreign	30,380	(7,760)	(525)	(1,224)

	$39,940	$5,095	$20,765	$(31,531)

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Tax at U.S. statutory rate	$111,984	$16,177	$34,042	$23,550
State and local taxes	7,899	1,606	860	1,469
Tax credits	(1,936)	(4,179)	(4,464)	(2,875)
Reorganization items and fresh- start accounting adjustments, net	(37,761)	-	-	-
US-Canada APA settlement	5,867	(651)	2,658	-
Foreign withholding taxes	789	1,823	2,290	242
Effect of foreign tax rates	(7,376)	(3,788)	(7,739)	(6,147)
Tax audits & assessments	(258)	1,635	260	2,541
Valuation allowance	(38,915)	(5,377)	(10,839)	(57,652)
Other, net	(353)	(2,151)	3,697	7,341

Income tax provision	$39,940	$5,095	$20,765	$(31,531)

Effective income tax rate	12.5%	11.0%	21.3%	(46.9)%

Payments (refunds), net for income taxes for the five months ended May 31, 2010, the seven months December 31, 2010, and the years ended December 31, 2011 and 2012 were $6,584, $4,367, $20,643 and $17,555 respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2011	2012
Deferred tax assets:
Postretirement and other benefits	$67,629	$75,927
Capitalized expenditures	7,221	5,365
Net operating loss and tax credit carryforwards	156,382	138,905
All other items	40,852	42,418

Total deferred tax assets	272,084	262,615
Deferred tax liabilities:
Property, plant and equipment	(49,884)	(47,480)
Intangibles	(42,930)	(37,015)
All other items	(121)	(2,662)

Total deferred tax liabilities	(92,935)	(87,157)
Valuation allowances	(152,373)	(97,285)

Net deferred tax assets	$26,776	$78,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Net deferred taxes in the consolidated balance sheets are as follows:

	2011	2012
Current assets	$14,161	$16,562
Non-current assets	31,968	72,718
Current liabilities	(550)	(306)
Non-current liabilities	(18,803)	(10,801)

	$26,776	$78,173

At December 31, 2012, the Company’s foreign subsidiaries, primarily in France, Brazil, and Germany, have operating loss carryforwards aggregating $185,000 with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Italy, Netherlands, Poland, Spain and Korea have operating losses aggregating $88,000, with expiration dates beginning in 2013. The Company’s Polish subsidiaries have special economic zone credits totaling $21,600. The Company’s Czech Republic subsidiary has an income tax incentive totaling $1,400. The U.S. foreign tax credit carryforward is $15,900 with expiration dates beginning in 2016. The deferred tax asset related to foreign tax credit carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $1,200. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid-in capital. The U.S. research credit carryforward is $2,000 with an expiration date of 2031. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $19,500 with expiration dates beginning in 2013.

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

During 2012, the Company recorded a tax benefit of $70,900 related to reductions in its U.S. valuation allowance against net deferred tax asset. However, the Company continues to maintain a valuation allowance related to its net deferred tax assets in several foreign jurisdictions. As of December 31, 2012, the Company had valuation allowances of $97,300 related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated

Deferred income taxes have not been provided on approximately $396,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

At December 31, 2012, the Company has $4,900 ($4,946 including interest and penalties) of total unrecognized tax benefits. Of this total, $4,900 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate due primarily to the impact of the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Balance at beginning of period	$3,218	$2,996	$2,758	$3,303
Tax positions related to the current period
Gross additions	107	13	951	2,294
Gross reductions	-	(19)	-	-
Tax positions related to prior years
Gross additions	-	1,676	1,629	110
Gross reductions	(79)	(1,443)	-	(396)
Settlements	(250)	-	(1,630)	(411)
Lapses on statutes of limitations	-	(465)	(405)	-

Balance at end of period	$2,996	$2,758	$3,303	$4,900

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2008. The Company is currently under examination for tax years ended December 31, 2010 and 2011. U.S. state and local jurisdictions tax claims for any taxable year prior to 2009 are generally limited to the amount of any claims they filed in the Bankruptcy Court by February 3, 2010. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2007.

During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in certain jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $327, of which an immaterial amount, if recognized, could impact the effective tax rate.

The Company classifies all tax related interest and penalties as income tax expense. The company has recorded in liabilities for the years ended December 31, 2011 and 2012, $70 and $46 respectively, for tax related interest and penalties on its consolidated balance sheets.

12. Lease Commitments

The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $9,525, $11,668, $24,064 and $24,340 for the five months ended May 31, 2010, the seven months December 31, 2010 and the years ended December 31, 2011 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Future minimum payments for all non-cancelable operating leases are as follows:

2013	$19,984
2014	15,615
2015	13,464
2016	7,649
2017	4,753
Thereafter	6,878

13. Accumulated Other Comprehensive Income (Loss)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity at December 31, 2011 and 2012 are as follows:

	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$40,828	$4,962	$91	$45,881
Change for 2011	(25,810)	(32,620)	80	(58,350)

Balance at December 31, 2011	$15,018	$(27,658)	$171	$(12,469)
Change for 2012	3,302	(36,360)	79	(32,979)

Balance at December 31, 2012	$18,320	$(64,018)	$250	$(45,448)

14. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $27,756 and $36,119 at December 31, 2011 and 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Environmental

The Company is subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2012, the Company has $7,915 reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which they believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

15. Other Income (Expense), net

The components of other income (expense), net consists of:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Foreign currency gains (losses)	$(20,779)	$3,355	$2,757	$(6,824)
Unrealized gains (losses) related to forward contracts	-	-	(5,280)	4,392
Loss on sale of receivables	(377)	(715)	(1,656)	(947)
Gain on partial sale of joint venture	-	-	11,423	-
Miscellaneous income (expense)	-	1,574	(70)	3,316

Other income (expense), net	$(21,156)	$4,214	$7,174	$(63)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

16. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $12,273, $16,032, $28,933 and $44,620 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012, respectively. In March 2011, the Company received from NISCO a dividend of $4,750, all of which was related to earnings. In March 2011, the Company sold a 10% ownership interest in NISCO for $16,000. As a result of this transaction, the Company’s ownership percentage in NISCO decreased from 50% to 40%, and a gain of $11,423 was recognized in other income in the consolidated financial statements for the year ended December 31, 2011. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings.

Purchases of materials from Guyoung Technology Co. Ltd., a Korean Corporation of which the Company owns approximately 20% of the common stock, totaled $4,052, $2,894, $2,984 and $3,133 for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012, respectively.

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

A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Seven Months Ended	Year Ended December 31,
	December 31, 2010	2011	2012
Net income attributable to Cooper-Standard Holdings Inc.	$40,576	$102,844	$102,804
Less: Preferred stock dividends (paid or unpaid)	(4,734)	(7,278)	(6,764)
Less: Premium paid for redemption of preferred stock	-	(1,710)	(1,376)
Less: Undistributed earnings allocated to participating securities	(7,119)	(18,596)	(17,934)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723	$75,260	$76,730

Average shares of common stock outstanding	17,489,693	17,610,614	17,444,980

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.64	$4.27	$4.40

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Seven Months Ended	Year Ended December 31,
	December 31, 2010	2011	2012

Net income available to Cooper-Standard Holdings Inc. common stockholders	$28,723	$75,260	$76,730

Average common shares outstanding	17,489,693	17,610,614	17,444,980
Dilutive effect of:
Common restricted stock	321,967	373,804	260,150
Preferred restricted stock	77,758	83,507	42,888
Warrants	633,933	918,537	666,546
Options	56,574	184,032	106,121

Average dilutive shares of common stock outstanding	18,579,925	19,170,494	18,520,685

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.55	$3.93	$4.14

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2011 and 2012, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Seven Months Ended	Year Ended December 31,
	December 31, 2010	2011	2012
Number of options	-	144,000	519,100
Exercise price	$-	$43.50-46.75	$43.50-52.50
Preferred shares, as if converted	4,335,188	4,351,476	4,077,284
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$11,853	$27,584	$26,074

18. Equity and Redeemable Preferred Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2012, an aggregate of 18,426,831 shares of its common stock were issued and 17,275,852 were outstanding.

Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of 7% preferred stock are entitled to vote (on an “as-converted” basis), together with holders of shares of common stock as one class, on all matters upon which holders of common stock have a right to vote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Redeemable Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 2,000,000 shares of its authorized preferred stock as “7% cumulative participating convertible preferred stock.” As of December 31, 2012, 964,247 shares were issued and 958,333 shares were outstanding. The 7% preferred stock ranks senior to the common stock and all other classes or series of the Company’s capital stock, except for any class or series that ranks on a parity with the 7% preferred stock (“junior securities”). In the event of the Company’s liquidation, dissolution or winding up, holders of 7% preferred stock are entitled to priority in payments in an amount equal to the greater of (x) the stated value of the 7% preferred stock (currently one hundred dollars, subject to adjustments) (the “stated value”) plus accrued and unpaid cumulative preferred dividends and (y) the amount such share of 7% preferred stock would be entitled to receive if such share had been converted into shares of common stock (i.e. on an “as-converted” basis).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

The following table summarizes the Company’s 7% preferred stock activity for the years ended December 31, 2011 and 2012:

	Preferred Shares	Preferred Stock
Balance at December 31, 2010	1,052,444	$130,339
Stock-based compensation	-	1,549
Repurchased preferred stock shares	(46,658)	(5,972)
Forfeited shares	(2,678)	-

Balance at December 31, 2011	1,003,108	$125,916
Stock-based compensation	-	1,464
Converted preferred stock shares	(531)	(68)
Repurchased preferred stock shares	(44,244)	(5,663)

Balance at December 31, 2012	958,333	$121,649

19. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of U.S. GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

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

Stock Options. On the Effective Date, 780,566 options to purchase common stock were issued, and on the day after the Effective Date, 58,386 options were granted under the Management Incentive Plan. An additional 532,600 options to purchase common stock were granted under the Omnibus Plan to key employees and directors. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 7 or 10 year term. The stock option grants vest over three, four or five years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

A summary of stock option transactions and related information for the year ended December 31, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	819,928	$29.11
Granted	385,600	$47.35
Exercised	(106,255)	$25.52
Forfeited	(15,500)	$39.52

Outstanding at December 31, 2012	1,083,773	$35.81	7.6	$2,378

Exercisable at December 31, 2012	202,955	$26.26	7.5	$2,383

The weighted-average grant date fair value of stock options granted during the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012 was $11.42, $20.53, and $19.45, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011 and 2012 was $599 and $1,326, respectively. There were no options exercised during the seven months ended December 31, 2010.

The aggregate intrinsic value in the table above represents the total excess of the $38.00 closing price of Cooper-Standard Holdings Inc. common shares on the last trading day of 2012 over the excess price of the stock option, multiplied by the related number of options exercised, outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in fair market value of the Company’s common stock.

Total compensation expense recognized for stock options amounted to $3,198 and $4,097 for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, unrecognized compensation expense for stock options amounted to $10,339. Such cost is expected to be recognized over a weighted average period of approximately 3.0 years.

The Company uses expected volatility of similar entities to develop the expected volatility. The expected option life was calculated using the simplified method. The risk free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value of the shares that are accounted for under ASC 718 was estimated at the date of the grant using the Black-Scholes option pricing model and the following assumptions were used for the 2010, 2011 and 2012 grants:

	2010	2011	2012
Expected volatility	40.00%	45.83%	53.6% - 58.74%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.25	6.0	5.0 - 6.25
Risk-free rate	3.40%	1.9% - 2.9%	1.0% - 1.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Restricted Common Shares and Units. On the Effective Date, 861,971 restricted shares of common stock were granted, and on the day after the Effective Date, 26,448 restricted shares were granted under the Management Incentive Plan. An additional 167,872 restricted common stock and units were granted under the 2011 Omnibus Incentive Plan to key employees and directors. The fair value of the restricted shares of common stock and units is determined based on the closing sales price of the common stock on the date of grant. The restricted shares of common stock and units vest over three or four years.

A summary of restricted common shares and units transactions and related information for the year ended December 31, 2012 is presented below:

	Restricted Common Shares and Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	648,113	$27.00
Granted	115,732	$41.93
Vested	(218,811)	$26.20
Forfeited	(8,810)	$38.18

Non-vested at December 31, 2012	536,224	$30.37

The weighted-average grant date fair value of restricted common shares and units granted during the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012 was $25.52, $44.20 and $41.93, respectively. The total fair value of restricted common shares and units vested during the years ended December 31, 2011 and 2012 was $5,960 and $5,734, respectively. There were no restricted common shares and units vested during the seven months ended December 31, 2010.

Total compensation expense recognized for restricted shares of common stock and units amounted to $7,062 and $8,245 for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, unrecognized compensation expense for restricted shares of common stock and units amounted to $8,997. Such cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

A summary of restricted preferred stock transactions and related information for the year ended December 31, 2012 is presented below:

	Restricted Preferred Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	27,083	$127.77
Granted	-	$-
Vested	(11,451)	$127.77
Forfeited	-	$-

Non-vested at December 31, 2012	15,632	$127.77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The weighted-average grant date fair value of restricted preferred stock shares granted during the seven months ended December 31, 2010 was $127.77. There were no restricted preferred stock shares granted during the years ended December 31, 2011 and 2012. The total fair value of restricted preferred stock vested during the years ended December 31, 2011 and 2012 was $1,576 and $1,463, respectively. There were no restricted preferred stock shares vested during the seven months ended December 31, 2010.

As of December 31, 2011 there were 27,083 preferred stock shares outstanding, all of which were restricted and convertible into 116,207 shares of common stock. As of December 31, 2012 there were 15,632 restricted preferred stock shares outstanding. These restricted preferred stock shares are convertible into 67,074 shares of common stock. Total compensation expense recognized for restricted preferred stock totaled $1,573 and $1,471 for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, unrecognized compensation expense for restricted preferred stock amounted to $1,122. Such cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

20. Business Segments

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

The accounting policies of the Company’s business segments are consistent with those described in Note 2. “Significant Accounting Policies.” The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. Intersegment sales are conducted at market prices. Segment assets are calculated based on a moving average over several quarters and exclude corporate assets, goodwill, intangible assets, deferred taxes, and certain other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

The following table details information on the Company’s business segments:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Sales to external customers
North America	$508,738	$739,419	$1,417,281	$1,503,736
International	500,390	665,600	1,436,228	1,377,166

Consolidated	$1,009,128	$1,405,019	$2,853,509	$2,880,902

Intersegment sales
North America	$1,757	$2,640	$7,939	$8,157
International	3,206	4,488	8,457	13,414
Eliminations and other	(4,963)	(7,128)	(16,396)	(21,571)

Consolidated	$-	$-	$-	$-

Segment profit (loss)
North America	$233,526	$58,004	$158,178	$136,456
International	86,428	(11,784)	(60,915)	(69,171)

Income before income taxes	$319,954	$46,220	$97,263	$67,285

Restructuring cost included in segment profit (loss)
North America	$851	$485	$6,250	$856
International	5,042	3	45,956	27,907

Consolidated	$5,893	$488	$52,206	$28,763

Net interest expense included in segment profit
North America	$22,181	$12,593	$17,142	$17,011
International	22,324	12,424	23,417	27,751

Consolidated	$44,505	$25,017	$40,559	$44,762

Depreciation and amortization expense
North America	$18,843	$35,559	$60,898	$59,375
International	16,809	31,110	63,176	63,356

Consolidated	$35,652	$66,669	$124,074	$122,731

Capital expenditures
North America	$9,120	$21,197	$41,822	$58,326
International	11,542	29,366	57,227	65,831
Eliminations and other	2,273	3,878	9,290	3,910

Consolidated	$22,935	$54,441	$108,339	$128,067

Segment assets
North America			$752,082	$772,269
International			1,020,410	962,398
Eliminations and other			231,296	291,310

Consolidated			$2,003,788	$2,025,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Predecessor	Successor
	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
			2011	2012
Revenues
United States	$277,109	$382,089	$752,627	$802,079
Canada	102,863	141,988	281,560	275,386
Mexico	128,766	215,342	383,094	426,272
Germany	118,314	149,404	293,293	243,853
France	54,617	73,272	303,925	322,499
Other	327,459	442,924	839,010	810,813

Consolidated	$1,009,128	$1,405,019	$2,853,509	$2,880,902

Tangible long-lived assets
United States			$133,778	$137,418
Canada			45,687	47,978
Mexico			50,344	55,722
Germany			111,665	110,937
France			74,227	65,775
Other			204,016	210,778

Consolidated			$619,717	$628,608

Sales to customers of the Company which contributed ten percent or more of its total consolidated sales and the related percentage of consolidated Company sales for 2010, 2011 and 2012 are as follows:

Customer	2010 Percentage of Combined Net Sales	2011 Percentage of Combined Net Sales	2012 Percentage of Combined Net Sales
Ford	28%	26%	25%
General Motors	16%	14%	13%
Fiat/Chrysler	12%	11%	12%

21. Fair Value of Financial Instruments

Fair values of the Senior Notes approximated $462,375 and $480,938 at December 31, 2011 and 2012, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statements of net income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in AOCI in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in AOCI is recorded in earnings and reflected in the consolidated statements of net income on the same line as the gain or loss on the hedged item attributable to the hedged risk.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, accrued liabilities and other long-term liabilities.

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Canadian Dollar against the U.S. Dollar and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was $(87) for the year ended December 31, 2012. At December 31, 2012 all forward foreign exchange contracts were settled.

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of December 31, 2012, the notional amount of this contract was $2,163. At December 31, 2012, the fair value before taxes of the Company’s interest rate swap contract was a liability of $68 and is recorded in accrued liabilities in the Company’s consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $158 and $103 for the years ended December 31, 2011 and 2012, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $68. The maturity date of this interest rate swap contract is September 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. At December 31, 2012, the fair value of the Company’s undesignated derivative forward contracts was a net liability of $29 and is recorded in other current assets, accrued liabilities and other long-term liabilities in the Company’s consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized (loss) gain for the years ended December 31, 2011 and 2012 was $(5,280) and $4,392, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2011 and 2012, are shown below:

	December 31, 2011
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(156)	$-	$(156)	$-
Forward foreign exchange contracts	(4,269)	-	(4,269)	-

Total	$(4,425)	$-	$(4,425)	$-

	December 31, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(68)	$-	$(68)	$-
Forward foreign exchange contracts	(29)	-	(29)	-

Total	$(97)	$-	$(97)	$-

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis see Note 2. “Significant Accounting Policies,” Note 3. “Reorganization Under Chapter 11 of the Bankruptcy Code and Fresh-Start Accounting,” Note 4. “Acquisitions,” Note 5. “Restructuring,” Note 6. “Property, Plant and Equipment,” and Note 7. “Goodwill and Intangibles.”

22. Selected Quarterly Information (Unaudited)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$688,772	$760,460	$708,544	$695,733
Gross profit	120,766	123,708	108,559	97,556
Consolidated net income	45,287	1,653	8,099	21,459
Net income attributable to Cooper-Standard Holdings Inc.	44,935	19,022	15,658	23,229
Net income available to Cooper-Standard Holdings Inc. common stockholders	34,533	13,749	11,080	15,871
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.97	$0.78	$0.63	$0.90
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.78	$0.71	$0.58	$0.84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$765,264	$734,501	$684,029	$697,108
Gross profit	121,658	114,447	103,073	99,710
Consolidated net income	24,146	75,782	10,358	(11,470)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	23,787	77,316	11,624	(9,923)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	17,186	61,315	8,037	(12,002)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.97	$3.49	$0.46	$(0.70)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.90	$3.28	$0.44	$(0.70)

23. Guarantor and Non-Guarantor Subsidiaries

In connection with the May 27, 2010 Reorganization of the Company, Cooper Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary, issued Senior Notes with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$179.5	$223.1	$650.8	$(44.3)	$1,009.1
Cost of products sold	-	154.2	181.7	540.6	(44.3)	832.2
Selling, administration, & engineering expenses	-	41.9	-	50.2	-	92.1
Amortization of intangibles	-	0.2	-	0.1	-	0.3
Restructuring	-	0.1	0.1	5.7	-	5.9

Operating profit (loss)	-	(16.9)	41.3	54.2	-	78.6
Interest expense, net of interest income	-	(32.7)	-	(11.8)	-	(44.5)
Equity earnings	-	-	2.6	1.0	-	3.6
Reorganization items, net	-	160.0	(2.7)	146.1	-	303.4
Other income (expense), net	-	4.2	0.4	(25.8)	-	(21.2)

Income before income taxes	-	114.6	41.6	163.7	-	319.9
Provision (benefit) for income tax expense	-	39.5	(35.2)	35.6	-	39.9

Income before equity in income of subsidiaries	-	75.1	76.8	128.1	-	280.0
Equity in net income of subsidiaries	279.7	204.6	-	-	(484.3)	-

Consolidated net income	279.7	279.7	76.8	128.1	(484.3)	280.0
Net income attributable to noncontrolling interest	-	-	-	(0.3)	-	(0.3)

Net income attributable to Cooper-Standard Holdings Inc.	$279.7	$279.7	$76.8	$127.8	$(484.3)	$279.7

Comprehensive income	$248.7	$248.7	$76.8	$96.8	$(422.0)	$249.0
Add: comprehensive loss attributable to noncontrolling interests	-	-	-	(0.3)	-	(0.3)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$248.7	$248.7	$76.8	$96.5	$(422.0)	$248.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$248.7	$333.2	$883.9	$(60.8)	$1,405.0
Cost of products sold	-	212.5	269.8	750.9	(60.8)	1,172.4
Selling, administration, & engineering expenses	-	79.7	9.4	70.4	-	159.5
Amortization of intangibles	-	6.5	-	2.5	-	9.0
Restructuring	-	0.2	0.2	0.1	-	0.5

Operating profit (loss)	-	(50.2)	53.8	60.0	-	63.6
Interest expense, net of interest income	-	(21.2)	-	(3.8)	-	(25.0)
Equity earnings	-	0.2	1.9	1.3	-	3.4
Other income (expense), net	-	33.2	0.4	(29.4)	-	4.2

Income (loss) before income taxes	-	(38.0)	56.1	28.1	-	46.2
Provision (benefit) for income tax expense	-	(5.0)	7.3	2.8	-	5.1

Income (loss) before equity in income of subsidiaries	-	(33.0)	48.8	25.3	-	41.1
Equity in net income of subsidiaries	40.6	73.6	-	-	(114.2)	-

Consolidated net income	40.6	40.6	48.8	25.3	(114.2)	41.1
Net income attributable to noncontrolling interest	-	-	-	(0.5)	-	(0.5)

Net income attributable to Cooper-Standard Holdings Inc.	$40.6	$40.6	$48.8	$24.8	$(114.2)	$40.6

Comprehensive income	$86.5	$86.5	$48.8	$65.4	$(200.0)	$87.2
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	(0.7)	-	(0.7)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$86.5	$86.5	$48.8	$64.7	$(200.0)	$86.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$498.4	$607.5	$1,888.2	$(140.6)	$2,853.5
Cost of products sold	-	407.8	495.1	1,640.6	(140.6)	2,402.9
Selling, administration, & engineering expenses	-	109.8	0.6	147.2	-	257.6
Amortization of intangibles	-	11.1	-	4.5	-	15.6
Restructuring	-	0.4	5.9	45.9	-	52.2

Operating profit (loss)	-	(30.7)	105.9	50.0	-	125.2
Interest expense, net of interest income	-	(28.5)	-	(12.0)	-	(40.5)
Equity earnings	-	1.2	1.0	3.2	-	5.4
Other income (expense), net	-	44.1	13.0	(49.9)	-	7.2

Income (loss) before income taxes	-	(13.9)	119.9	(8.7)	-	97.3
Provision (benefit) for income tax expense	-	(0.8)	6.1	15.5	-	20.8

Income (loss) before equity in income of subsidiaries	-	(13.1)	113.8	(24.2)	-	76.5
Equity in net income of subsidiaries	102.8	115.9	-	-	(218.7)	-

Consolidated net income (loss)	102.8	102.8	113.8	(24.2)	(218.7)	76.5
Net loss attributable to noncontrolling interest	-	-	-	26.3	-	26.3

Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$102.8	$113.8	$2.1	$(218.7)	$102.8

Comprehensive income (loss)	$44.5	$44.5	$113.8	$(61.0)	$(126.8)	$15.0
Add: Comprehensive loss attributable to noncontrolling interests	-	-	-	29.5	-	29.5

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$44.5	$44.5	$113.8	$(31.5)	$(126.8)	$44.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$564.4	$629.1	$1,871.8	$(184.4)	$2,880.9
Cost of products sold	-	470.0	526.6	1,629.8	(184.4)	2,442.0
Selling, administration, & engineering expenses	-	127.6	4.9	148.8	-	281.3
Amortization of intangibles	-	11.4	-	4.0	-	15.4
Impairment charges	-	-	-	10.1	-	10.1
Restructuring	-	0.3	0.4	28.1	-	28.8

Operating profit (loss)	-	(44.9)	97.2	51.0	-	103.3
Interest expense, net of interest income	-	(33.4)	-	(11.4)	-	(44.8)
Equity earnings	-	1.8	3.7	3.3	-	8.8
Other income (expense), net	-	34.5	1.4	(35.9)	-	-

Income (loss) before income taxes	-	(42.0)	102.3	7.0	-	67.3
Provision (benefit) for income tax expense	-	19.5	(48.1)	(2.9)	-	(31.5)

Income (loss) before equity in income (loss) subsidiaries	-	(61.5)	150.4	9.9	-	98.8
Equity in net income of subsidiaries	102.8	164.3	-	-	(267.1)	-

Consolidated net income	102.8	102.8	150.4	9.9	(267.1)	98.8
Net loss attributable to noncontrolling interest	-	-	-	4.0	-	4.0

Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$102.8	$150.4	$13.9	$(267.1)	$102.8

Comprehensive income (loss)	$69.8	$69.8	$150.4	$(12.2)	$(213.2)	$64.6
Add: Comprehensive loss attributable to noncontrolling interests	-	-	-	5.2	-	5.2

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$69.8	$69.8	$150.4	$(7.0)	$(213.2)	$69.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$189.6	$-	$172.1	$-	$361.7
Accounts receivable, net	-	66.8	74.8	292.3	-	433.9
Inventories, net	-	18.8	24.2	96.7	-	139.7
Prepaid expenses	-	5.2	0.4	20.7	-	26.3
Other	-	23.1	2.0	18.8	-	43.9

Total current assets	-	303.5	101.4	600.6	-	1,005.5
Investments in affiliates and intercompany accounts, net	597.9	290.9	1,050.0	(164.9)	(1,719.5)	54.4
Property, plant, and equipment, net	-	77.8	64.6	477.3	-	619.7
Goodwill	-	111.1	-	25.3	-	136.4
Other assets	-	97.6	(5.8)	96.0	-	187.8

	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$33.1	$-	$33.1
Accounts payable	-	48.3	30.9	177.5	-	256.7
Accrued liabilities	-	48.9	9.0	135.3	-	193.2

Total current liabilities	-	97.2	39.9	345.9	-	483.0
Long-term debt	-	450.0	-	5.6	-	455.6
Other liabilities	-	164.1	5.9	153.8	-	323.8

Total liabilities	-	711.3	45.8	505.3	-	1,262.4
Redeemable noncontrolling interests	-	-	-	14.3	-	14.3
Preferred stock	-	125.9	-	-	-	125.9
Total Cooper-Standard Holdings Inc. equity	597.9	43.7	1,164.4	511.4	(1,719.5)	597.9
Noncontrolling interests	-	-	-	3.3	-	3.3

Total equity	597.9	43.7	1,164.4	514.7	(1,719.5)	601.2

Total liabilities and equity	$597.9	$880.9	$1,210.2	$1,034.3	$(1,719.5)	$2,003.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$177.5	$4.4	$88.7	$-	$270.6
Accounts receivable, net	-	68.2	84.7	346.7	-	499.6
Inventories, net	-	18.8	28.5	96.0	-	143.3
Prepaid expenses	-	5.9	0.3	15.7	-	21.9
Other	-	35.5	0.6	19.1	-	55.2

Total current assets	-	305.9	118.5	566.2	-	990.6
Investments in affiliates and intercompany accounts, net	628.3	339.7	998.7	(52.9)	(1,851.6)	62.2
Property, plant, and equipment, net	-	88.2	56.5	483.9	-	628.6
Goodwill	-	111.1	-	22.6	-	133.7
Other assets	-	80.9	48.2	81.8	-	210.9

	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$32.6	$-	$32.6
Accounts payable	-	45.4	41.3	184.7	-	271.4
Accrued liabilities	-	59.1	5.4	118.5	-	183.0

Total current liabilities	-	104.5	46.7	335.8	-	487.0
Long-term debt	-	450.0	-	0.8	-	450.8
Other liabilities	-	167.4	(0.2)	156.0	-	323.2

Total liabilities	-	721.9	46.5	492.6	-	1,261.0
Redeemable noncontrolling interests	-	-	-	14.2	-	14.2
Preferred stock	-	121.6	-	-	-	121.6
Total Cooper-Standard Holdings Inc. equity	628.3	82.3	1,175.4	593.9	(1,851.6)	628.3
Noncontrolling interests	-	-	-	0.9	-	0.9

Total equity	628.3	82.3	1,175.4	594.8	(1,851.6)	629.2

Total liabilities and equity	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Five Months Ended May 31, 2010

Predecessor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$-	$(122.8)	$(0.3)	$47.7	$-	$(75.4)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(3.0)	(4.0)	(15.9)	-	(22.9)
Proceeds from the sale of fixed assets	-	-	3.6	0.2	-	3.8

Net cash used in investing activities	-	(3.0)	(0.4)	(15.7)	-	(19.1)
FINANCING ACTIVITIES
Decrease in short-term debt	-	(75.0)	-	(102.1)	-	(177.1)
Principal payments on long-term debt	-	(595.5)	-	(114.0)	-	(709.5)
Proceeds from issuance of stock	-	355.0	-	-	-	355.0
Debt issuance costs	-	(30.9)	-	(0.1)	-	(31.0)
Proceeds from issuance of long-term debt	-	450.0	-	-	-	450.0

Net cash provided by (used in) financing activities	-	103.6	-	(216.2)	-	(112.6)
Effects of exchange rate changes on cash	-	(0.3)	-	5.8	-	5.5
Changes in cash and cash equivalents	-	(22.5)	(0.7)	(178.4)	-	(201.6)
Cash and cash equivalents at beginning of period	-	91.5	0.7	288.1	-	380.3

Cash and cash equivalents at end of period	$-	$69.0	$-	$109.7	$-	$178.7

Depreciation and amortization	$-	$6.5	$6.6	$22.6	$-	$35.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Seven Months Ended December 31, 2010

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$3.2	$65.0	$6.3	$96.1	$-	$170.6
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(10.2)	(6.3)	(37.9)	-	(54.4)
Proceeds from the sale of fixed assets	-	2.3	-	0.3	-	2.6

Net cash used in investing activities	-	(7.9)	(6.3)	(37.6)	-	(51.8)
FINANCING ACTIVITIES
Increase in short-term debt	-	-	-	3.9	-	3.9
Principal payments on long-term debt	-	(0.1)	-	(2.0)	-	(2.1)
Other	(3.2)	37.0	-	(37.0)	-	(3.2)

Net cash provided by (used in) financing activities	(3.2)	36.9	-	(35.1)	-	(1.4)
Effects of exchange rate changes on cash	-	-	-	(1.6)	-	(1.6)
Changes in cash and cash equivalents	-	94.0	-	21.8	-	115.8
Cash and cash equivalents at beginning of period	-	69.0	-	109.7	-	178.7

Cash and cash equivalents at end of period	$-	$163.0	$-	$131.5	$-	$294.5

Depreciation and amortization	$-	$17.1	$10.3	$39.3	$-	$66.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$7.1	$31.7	$(2.3)	$135.8	$-	$172.3
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(23.1)	(13.4)	(71.8)	-	(108.3)
Acquisition of businesses, net of cash acquired	-	-	-	28.4	-	28.4
Investment in affiliates	-	(10.5)	-	-	-	(10.5)
Proceeds from partial sale of joint venture	-	-	16.0	-	-	16.0
Proceeds from the sale of fixed assets	-	-	0.5	0.1	-	0.6

Net cash provided by (used in) investing activities	-	(33.6)	3.1	(43.3)	-	(73.8)
FINANCING ACTIVITIES
Decrease in short-term debt	-	-	-	(5.8)	-	(5.8)
Principal payments on long-term debt	-	-	-	(4.0)	-	(4.0)
Repurchase of preferred stock	-	(7.5)	-	-	-	(7.5)
Other	(7.1)	36.0	(0.8)	(35.4)	-	(7.3)

Net cash provided by (used in) financing activities	(7.1)	28.5	(0.8)	(45.2)	-	(24.6)
Effects of exchange rate changes on cash	-	-	-	(6.7)	-	(6.7)
Changes in cash and cash equivalents	-	26.6	-	40.6	-	67.2
Cash and cash equivalents at beginning of period	-	163.0	-	131.5	-	294.5

Cash and cash equivalents at end of period	$-	$189.6	$-	$172.1	$-	$361.7

Depreciation and amortization	$-	$28.5	$16.3	$79.3	$-	$124.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

Successor

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$6.8	$(1.0)	$17.0	$61.6	$-	$84.4
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(28.9)	(16.7)	(85.5)	-	(131.1)
Acquisition of businesses, net of cash acquired	-		-	(1.1)	-	(1.1)
Proceeds from the sale of fixed assets	-	(0.1)	4.1	10.6	-	14.6

Net cash used in investing activities	-	(29.0)	(12.6)	(76.0)	-	(117.6)
FINANCING ACTIVITIES
Decrease in short-term debt	-	-	-	(0.4)	-	(0.4)
Principal payments on long-term debt	-	-	-	(5.1)	-	(5.1)
Purchase of noncontrolling interest	-	-	-	(2.0)	-	(2.0)
Repurchase of preferred and common stock	-	(43.7)	-	-	-	(43.7)
Other	(6.8)	61.6	-	(61.6)	-	(6.8)

Net cash provided by (used in) financing activities	(6.8)	17.9	-	(69.1)	-	(58.0)
Effects of exchange rate changes on cash	-	-	-	0.1	-	0.1
Changes in cash and cash equivalents	-	(12.1)	4.4	(83.4)	-	(91.1)
Cash and cash equivalents at beginning of period	-	189.6	-	172.1	-	361.7

Cash and cash equivalents at end of period	$-	$177.5	$4.4	$88.7	$-	$270.6

Depreciation and amortization	$-	$28.3	$14.5	$79.9	$-	$122.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 23, per share and share amounts)

24. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement.

At December 31, 2011 and 2012, the Company had $90,829 and $73,686, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $257,490 and $332,004 for the years ended December 31, 2011 and 2012. Costs incurred on the sale of receivables were $2,047 and $2,216 for the years ended December 31, 2011 and 2012, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.

At December 31, 2011 and 2012, the Company had $13,865 and $13,708, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $58,950 and $81,596 for the years ended December 31, 2011 and 2012, respectively. Costs incurred on the sale of receivables were $363 and $340 for the years ended December 31, 2011 and 2012, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statement of net income.

SCHEDULE II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Other Changes		Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period

Allowance for doubtful accounts deducted from accounts receivable

Five months ended May 31, 2010 - Predecessor	$5.8	(3.7	) (b)	(0.2)	(1.0)	(0.9)	$-
Seven months ended December 31, 2010 - Successor	$-	-		0.9	0.1	-	$1.0
Year ended December 31, 2011 - Successor	$1.0	-		3.8	(0.9)	(0.9)	$3.0
Year ended December 31, 2012 - Successor	$3.0	-		0.8	0.6	(0.7)	$3.7

(a) Primarily foreign currency translation.
(b) “Other Changes” includes fresh-start accounting adjustments of $3.7 million.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity	Deductions
Tax valuation allowance

Five months ended May 31, 2010 -Predecessor	$210.6	(38.9)	(9.9)	-	$161.8
Seven months ended December 31, 2010 - Successor	$161.8	(3.5)	(2.9)	-	$155.4
Year ended December 31, 2011 - Successor	$155.4	(10.8)	7.8	-	$152.4
Year ended December 31, 2012 - Successor	$152.4	(57.7)	2.6	-	$97.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting.

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended ( the “Exchange Act”) as of December 31, 2012. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.

Compliance with Section 16(a) of The Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at http://www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.

Item 11.	Executive Compensation

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding the Company’s equity compensation plans, all of which have been approved by the Company’s security holders:

Compensation Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,150,847	(1)	$35.81	(2)	300,304
Equity compensation plans not approved by security holders	-		-		-

Total	1,150,847		$35.81		300,304

(1)	Consists of 1,083,773 shares underlying outstanding stock options (whether vested or unvested); and 67,074 converted common shares related to 15,632 underlying time-vested restricted preferred stock. All stock based compensation is discussed in Note 19. “Stock-Based Compensation,” of the notes to the consolidated financial statements.
(2)	There is no cost to the recipient for shares issued pursuant to conversion of restricted preferred stock. Because there is no strike price applicable to these stock awards they are excluded from the weighted-average exercise price which pertains solely to outstanding stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

10-K Report page(s)
(1) Financial Statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	58
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, Internal Control over Financial Reporting	59
Consolidated statements of net income for the five months ended May, 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	60
Consolidated statements of comprehensive income for the five months ended May, 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	61
Consolidated balance sheets as of December 31, 2011 and December 31, 2012	62
Consolidated statements of changes in equity (deficit) for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	63
Consolidated statements of cash flows for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011 and 2012	64
Notes to consolidated financial statements	65

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	117

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The Exhibits listed on the “Index to Exhibits” are filed herewith or are incorporated by reference as indicated below.

Index to Exhibits

Exhibit No.	Description of Exhibit

2.1*	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010 (incorporated by reference to Exhibit 2.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed May 24, 2010).

3.1*	Third Amended and Restated Certificate of Incorporation of Cooper-Standard Holdings Inc., dated May 27, 2010 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.2*	Amended and Restated Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.3*	Cooper-Standard Holdings Inc. Certificate of Designations 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.1*	Indenture, 8 1/2% Senior Notes due 2018, dated as of May 11, 2010, between CSA Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.2*	Supplemental Indenture, Senior Notes due 2018, dated as of May 27, 2010, among Cooper-Standard Automotive Inc., Cooper-Standard Holdings Inc., the subsidiaries of Cooper-Standard Automotive Inc. set forth on the signature page thereto and U.S. Bank National Association, as trustee under the indenture (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.3*	Registration Rights Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.4*	Joinder to Registration Rights Agreement, dated May 27, 2010 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.5*	Registration Rights Agreement, dated as of May 27, 2010, by and among Cooper-Standard Holdings Inc., the Backstop Purchasers and the other holders party thereto (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.6*	Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.7*	Form of 8 1/2% Senior Notes due 2018 (included in Exhibit 4.1).

10.1*	Loan and Security Agreement, dated as of May 27, 2010, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, the other guarantors party thereto, certain financial institutions as lenders and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit
10.2*	Escrow Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation, Cooper-Standard Automotive Inc., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

10.3*†	Fourth Amended and Restated Employment Agreement, dated July 1, 2008, by and among Cooper-Standard Automotive Inc. and James S. McElya (incorporated by reference to Exhibit 10.18 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.4*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.5*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6*†	Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011 (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.7*†	Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.8*†	Cooper-Standard Automotive Inc. Supplemental Executive Retirement Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.9*†	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.10*†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.11*†	Form of Amendment to Employment Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.16 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.12*†	2011 Cooper-Standard Automotive Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.13*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Barclays Capital, Inc. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.14*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Silver Point Capital, L.P., on behalf of its affiliates and related funds (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit
10.15*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Oak Hill Advisors L.P., on behalf of certain funds and separate accounts that it manages (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.16*	Director Nomination Agreement, made as of May 27, 2010, among Cooper-Standard Holdings Inc. and Capital Research and Management Company, as investment advisor to certain funds it manages, TCW Shared Opportunity Fund IV, L.P., TCW Shared Opportunity Fund IVB, L.P., TCW Shared Opportunity Fund V, L.P., TD High Yield Income Fund, and Lord, Abbett & Co. LLC, as investment manager on behalf of multiple clients (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.17*†	2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.18*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.19*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.24 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.20*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for key employees (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.21**†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.22**†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

10.23*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.24*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.25*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.8 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.26*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for directors (incorporated by reference to Exhibit 10.9 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.27*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit
10.28*†	Letter Agreement between James S. McElya, Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012).

10.29*†	Letter Agreement between Jeffrey S. Edwards, Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. dated October 1, 2012 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012).

10.30**†	Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011.

10.31**†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Management Directors).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-OxleyAct of 2002).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: February 28, 2013	/s/ Jeffrey S. Edwards
Jeffrey S. Edwards
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2013 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards Jeffrey S. Edwards	President and Chief Executive Officer and Director

/s/ Allen J. Campbell Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

/s/ Helen T. Yantz Helen T. Yantz	Controller (Principal Accounting Officer)

/s/ James S. McElya James S. McElya	Chairman and Director

/s/ Orlando A. Bustos Orlando A. Bustos	Director

/s/ Larry J. Jutte Larry J. Jutte	Director

/s/ Jeffrey E. Kirt Jeffrey E. Kirt	Director

/s/ David J. Mastrocola David J. Mastrocola	Director

/s/ Stephen A. Van Oss Stephen A. Van Oss	Director

/s/ Kenneth L. Way Kenneth L. Way	Director