Form 10-Q
period 2013-03-31
Cooper-Standard Holdings Inc.
filed 2013-05-08
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2013 there were 17,801,844 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2012	2013
Sales	$765,264	$747,577
Cost of products sold	643,606	627,264

Gross profit	121,658	120,313
Selling, administration & engineering expenses	72,040	75,094
Amortization of intangibles	3,833	3,891
Restructuring	6,094	4,760

Operating profit	39,691	36,568
Interest expense, net of interest income	(11,187)	(11,207)
Equity earnings	757	2,735
Other income (expense), net	2,947	(332)

Income before income taxes	32,208	27,764
Provision for income tax expense	8,062	7,891

Consolidated net income	24,146	19,873
Net (income) loss attributable to noncontrolling interests	(359)	828

Net income attributable to Cooper-Standard Holdings Inc.	$23,787	$20,701

Net income available to Cooper-Standard Holdings Inc. common stockholders	$17,186	$15,300

Earnings per share
Basic	$0.97	$0.92

Diluted	$0.90	$0.86

Comprehensive income	$40,144	$11,943
Comprehensive (income) loss attributable to noncontrolling interests	(732)	958

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$39,412	$12,901

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31,	March 31,
	2012	2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,555	$216,713
Accounts receivable, net	350,013	404,862
Tooling receivable	116,947	133,124
Inventories	143,253	162,920
Prepaid expenses	21,902	27,481
Other	87,802	83,261

Total current assets	990,472	1,028,361
Property, plant and equipment, net	628,608	624,708
Goodwill	133,716	133,242
Intangibles, net	116,724	113,151
Deferred tax assets	72,718	69,960
Other assets	83,739	86,044

	$2,025,977	$2,055,466

Liabilities and Equity
Current liabilities:
Debt payable within one year	$32,556	$34,880
Accounts payable	271,355	281,017
Payroll liabilities	102,857	116,315
Accrued liabilities	80,148	89,948

Total current liabilities	486,916	522,160
Long-term debt	450,809	450,784
Pension benefits	201,104	197,409
Postretirement benefits other than pensions	69,142	67,965
Deferred tax liabilities	10,801	9,052
Other liabilities	42,131	42,447

Total liabilities	1,260,903	1,289,817

Redeemable noncontrolling interests	14,194	13,463

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2012, and March 31, 2013; 964,247 shares issued and 958,333 outstanding at December 31, 2012 and 964,247 shares issued and 957,017 outstanding at March 31, 2013	121,649	121,997

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2012 and March 31, 2013; 18,426,831 shares issued and 17,275,852 outstanding at December 31, 2012 and 18,406,489 shares issued and 16,958,820 outstanding at March 31, 2013	16	16
Additional paid-in capital	471,851	466,903
Retained earnings	201,907	216,647
Accumulated other comprehensive loss	(45,448)	(53,248)

Total Cooper-Standard Holdings Inc. equity	628,326	630,318
Noncontrolling interests	905	(129)

Total equity	629,231	630,189

Total liabilities and equity	$2,025,977	$2,055,466

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2012	2013
Operating Activities:
Consolidated net income	$24,146	$19,873
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation	27,784	25,956
Amortization of intangibles	3,833	3,891
Non-cash restructuring charges	258	87
Amortization of debt issuance cost	316	316
Stock-based compensation expense	4,825	3,800
Changes in operating assets and liabilities	(95,764)	(67,224)

Net cash used in operating activities	(34,602)	(13,301)
Investing activities:
Capital expenditures, including other intangible assets	(29,198)	(34,269)
Acquisition of businesses, net of cash acquired	(1,675)	—
Return on equity investments	—	2,120
Proceeds from sale of fixed assets	4,230	218

Net cash used in investing activities	(26,643)	(31,931)
Financing activities:
Increase in short term debt, net	2,433	4,897
Cash dividends paid	(1,655)	(1,651)
Principal payments on long-term debt	(1,799)	(1,763)
Purchase of noncontrolling interest	—	(1,911)
Repurchase of preferred stock	(4,870)	—
Repurchase of common stock	—	(11,098)
Other	16	(8)

Net cash used in financing activities	(5,875)	(11,534)
Effects of exchange rate changes on cash and cash equivalents	1,329	2,924

Changes in cash and cash equivalents	(65,791)	(53,842)
Cash and cash equivalents at beginning of period	361,745	270,555

Cash and cash equivalents at end of period	$295,954	$216,713

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we,” “our” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended March 31, 2013 are not necessarily indicative of results for the full year.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The effects of adoption were not significant and the additional required disclosures are included in Note 8. “Accumulated Other Comprehensive Loss, Equity and Redeemable Noncontrolling Interests.”

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment. This ASU permits companies to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the quantitative impairment test. This ASU is effective for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance effective January 1, 2013. The impact of the adoption of this ASU did not have a material impact on the consolidated financial statements.

2. Goodwill and Intangibles

The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2013 are summarized as follows:

	North America	International	Total
Balance at January 1, 2013	$115,420	$18,296	$133,716
Foreign exchange translation	(101)	(373)	(474)

Balance at March 31, 2013	$115,319	$17,923	$133,242

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2012 and March 31, 2013, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$135,741	$(34,184)	$101,557	7.7
Developed technology	9,574	(4,143)	5,431	3.9
Other	10,337	(601)	9,736

Balance at December 31, 2012	$155,652	$(38,928)	$116,724	7.1

Customer relationships	$136,115	$(37,637)	$98,478	7.4
Developed technology	9,461	(4,491)	4,970	3.7
Other	10,434	(731)	9,703

Balance at March 31, 2013	$156,010	$(42,859)	$113,151	6.9

Amortization expense totaled $3,833 and $3,891 for the three months ended March 31, 2012 and 2013, respectively. Amortization expense is estimated to be approximately $15,500 for the year ending December 31, 2013.

3. Restructuring

The Company implemented several restructuring initiatives in prior years in connection with the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia. The Company also implemented a restructuring initiative that involved the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2010 and continued to execute these initiatives through March 31, 2013. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the disposal of the respective facilities. The total expense incurred related to these actions amounted to $303 and $126 for the three months ended March 31, 2012 and 2013, respectively. As of March 31, 2013 there is a liability of $130 associated with these initiatives recorded on the Company’s condensed consolidated balance sheet.

In the first quarter of 2011, the Company initiated the closure of a facility in North America and announced the decision to establish a centralized shared services function in Europe. The majority of the costs have been recognized, however, the Company continues to incur costs on some of the initiatives related principally to the disposal of the respective facilities. The Company has recognized $11,519 of costs related to these initiatives. The following table summarizes the activity for these initiatives for the three months ended March 31, 2012 and 2013:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$3,443	$848	$—	$4,291
Expense	237	1,152	258	1,647
Cash payments	(353)	(2,000)	—	(2,353)
Utilization of reserve	—	—	(258)	(258)

Balance at March 31, 2012	$3,327	$—	$—	$3,327

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2013	$—	$—	$—	$—
Expense	—	197	87	284
Cash payments	—	(197)	—	(197)
Utilization of reserve	—	—	(87)	(87)

Balance at March 31, 2013	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

An other postretirement benefit curtailment gain of $1,539 for the three months ended March 31, 2012 resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

In the second quarter of 2011, the Company initiated the reorganization of the Company’s French body sealing operations in relation to the joint venture agreement with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”). The majority of the costs have been recognized, however, additional costs may be incurred. The Company has recognized $51,150 of costs related to this initiative. The following table summarizes the activity for this initiative for the three months ended March 31, 2012 and 2013:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2012	$23,228	$—	$—	$23,228
Expense	(35)	832	—	797
Cash payments and foreign exchange translation	(3,783)	(832)	—	(4,615)

Balance at March 31, 2012	$19,410	$—	$—	$19,410

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2013	$2,054	$—	$—	$2,054
Expense	145	580	—	725
Cash payments and foreign exchange translation	(452)	(580)	—	(1,032)

Balance at March 31, 2013	$1,747	$—	$—	$1,747

During 2012, the Company initiated the restructuring of facilities in Europe to change the Company’s European footprint to improve the Company’s operating performance. The majority of the costs have been recognized, however, additional costs may be incurred. The Company has recognized $22,756 of costs related to this initiative. The following table summarizes the activity for this initiative for the three months ended March 31, 2013:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2013	$13,507	$—	$—	$13,507
Expense	2,004	—	—	2,004
Cash payments and foreign exchange translation	(6,621)	—	—	(6,621)

Balance at March 31, 2013	$8,890	$—	$—	$8,890

In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621. As of March 31, 2013 there is a liability of $1,621 associated with this initiative recorded on the Company’s condensed consolidated balance sheet. No additional expense is expected to be incurred related to this initiative.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

4. Inventories

Inventories were comprised of the following at December 31, 2012 and March 31, 2013:

	December 31,	March 31,
	2012	2013
Finished goods	$37,415	$40,898
Work in process	32,383	35,638
Raw materials and supplies	73,455	86,384

Inventories	$143,253	$162,920

5. Debt

Outstanding debt consisted of the following at December 31, 2012 and March 31, 2013:

	December 31,	March 31,
	2012	2013
Senior notes	$450,000	$450,000
Other borrowings	33,365	35,664

Total debt	$483,365	$485,664
Less current portion	(32,556)	(34,880)

Total long-term debt	$450,809	$450,784

Senior ABL Facility

The Company’s senior secured asset-based revolving credit facility (“the Senior ABL Facility”) provides for an aggregate revolving loan availability of up to $125,000, subject to borrowing base availability, including a $45,000 letter of credit sub-facility and a $20,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $25,000 incremental loan facility, for a potential total Senior ABL Facility of $150,000 (if requested by the borrowers and any existing lenders or new lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of March 31, 2013, no amounts were drawn under the Senior ABL Facility, but there was approximately $26,976 of letters of credit outstanding.

On April 8, 2013 the Company entered into the Amended and Restated Senior ABL Facility, with certain lenders, which amended and restated the existing Senior ABL Facility. The Amended and Restated Senior ABL Facility provides for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Amended and Restated Senior ABL Facility also provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $225,000 (if requested by the Company and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

6. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three months ended March 31, 2012 and 2013 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$287	$803	$305	$888
Interest cost	3,476	1,972	3,052	1,710
Expected return on plan assets	(3,868)	(1,003)	(4,342)	(949)
Amortization of prior service cost and recognized actuarial loss	124	95	344	330

Net periodic benefit cost (gain)	$19	$1,867	$(641)	$1,979

	Other Postretirement Benefits
	Three Months Ended March 31,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$136	$192	$147	$168
Interest cost	449	210	407	188
Amortization of prior service cost (credit) and recognized actuarial (gain) loss	(444)	34	(281)	(36)
Other	19	—	6	—
Curtailment gain	(1,539)	—	—	—

Net periodic benefit cost (gain)	$(1,379)	$436	$279	$320

The curtailment gain for the three months ended March 31, 2012 in the table above resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

7. Income Taxes

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

The effective tax rate for the three months ended March 31, 2013, was 28% as compared to 25% for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 varies from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

8. Accumulated Other Comprehensive Loss, Equity and Redeemable Noncontrolling Interests

The changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013, net of related tax are as follows:

	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2013	$18,320	$(64,018)	$250	$(45,448)
Other comprehensive income (loss) before reclassifications	(9,292)	792	491	(8,009)
Amounts reclassified from accumulated other comprehensive income (loss)	—	216	(7)	209

Net current period other comprehensive income (loss)	(9,292)	1,008	484	(7,800)

Balance at March 31, 2013	$9,028	$(63,010)	$734	$(53,248)

Amounts in parentheses indicate debits.

The reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 are as follows:

Details about accumulated other comprehensive loss components	Gain (loss) reclassified		Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$(40)		Interest expense, net of interest income
Foreign exchange contracts	50		Cost of products sold

	10		Income before income taxes
	(3)		Provision for income tax expense

	$7		Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$159	[1]
Actuarial losses	(472	) [1]

	(313)		Income before income taxes
	97		Benefit for income tax expense

	$(216)		Consolidated net income

Total reclassifications for the period	$(209)

[1]

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6. “Pension and Postretirement Benefits other than Pensions” for additional details.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the three months ended March 31, 2013:

	Cooper- Standard Holdings Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Equity at January 1, 2013	$628,326	$905	$629,231	$14,194
Net income (loss)	20,701	(8)	20,693	(820)
Preferred stock dividends	(1,677)	—	(1,677)	—
Repurchase common stock	(11,098)	—	(11,098)	—
Other comprehensive loss	(7,800)	—	(7,800)	(130)
Stock-based compensation	2,970	—	2,970	—
Accretion of redeemable noncontrolling interests	(219)	—	(219)	219
Purchase of noncontrolling interest	(885)	(1,026)	(1,911)	—

Equity at March 31, 2013	$630,318	$(129)	$630,189	$13,463

9. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% preferred stock, premium paid for redemption of preferred stock and undistributed earnings allocated to participating securities, by the weighted average number of common shares outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding are considered participating securities. A summary of information used to compute basic net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2012	2013
Net income attributable to Cooper-Standard Holdings Inc.	$23,787	$20,701
Less: Preferred stock dividends (paid or unpaid)	(1,689)	(1,677)
Less: Premium paid for redemption of preferred stock	(974)	—
Less: Undistributed earnings allocated to participating securities	(3,938)	(3,724)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$17,186	$15,300

Weighted average shares of common stock outstanding	17,705,918	16,621,120

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.97	$0.92

Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was anti-dilutive. A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2012	2013

Net income available to Cooper-Standard Holdings Inc. common stockholders	$17,186	$15,300

Weighted average common shares outstanding	17,705,918	16,621,120
Dilutive effect of:
Common restricted stock	336,363	252,817
Preferred restricted stock	66,947	32,315
Warrants	825,988	693,043
Options	151,584	112,083

Weighted average dilutive shares of common stock outstanding	19,086,800	17,711,378

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.90	$0.86

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three months ended March 31, 2012 and 2013, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Three Months Ended March 31,
	2012	2013
Number of options	252,401	471,898
Exercise price	$43.50-46.75	$43.50-52.50
Preferred shares, as if converted	4,057,316	4,045,852
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$6,601	$5,401

10. Redeemable Preferred Stock

The following table summarizes the Company’s 7% preferred stock activity for the three months ended March 31, 2013:

	Preferred Shares	Preferred Stock
Balance at January 1, 2013	958,333	$121,649
Stock-based compensation	—	405
Repurchased preferred stock shares	(318)	(57)
Forfeited shares	(998)	—

Balance at March 31, 2013	957,017	$121,997

11. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In 2011, the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized for the three months ended March 31, 2012 and 2013 totaled $4,825 and $3,800, respectively.

12. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended March 31,
	2012	2013
Foreign currency gains (losses)	$(603)	$260
Unrealized gains (losses) related to forward contracts	2,834	(188)
Loss on sale of receivables	(204)	(373)
Miscellaneous income (expense)	920	(31)

Other income (expense), net	$2,947	$(332)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

13. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $12,241 and $11,570 for the three months ended March 31, 2012 and 2013, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $873 and $690 for the three months ended March 31, 2012 and 2013, respectively.

14. Business Segments

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

The Company intends to revise its segment disclosures beginning with the second quarter of 2013 from the two segments described above to four reportable segments, North America, Europe, South America and Asia Pacific. The Company organized, managed and reported its global business operations through the two geographic regions in the first quarter of 2013. In April 2013, the Company initiated a process of accumulating, summarizing and analyzing financial information under the four reportable segments. This new financial information will be used by management and the Company will modify its segment reporting starting in the second quarter of 2013.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The following table details information on the Company’s business segments:

	Three Months Ended March 31,
	2012	2013
Sales to external customers
North America	$388,135	$382,808
International	377,129	364,749

Consolidated	$765,264	$747,557

Intersegment sales
North America	$2,003	$3,734
International	3,069	3,397
Eliminations and other	(5,072)	(7,131)

Consolidated	$—	$—

Segment profit (loss)
North America	$38,005	$33,806
International	(5,797)	(6,042)

Income before income taxes	$32,208	$27,764

Restructuring cost included in segment profit (loss)
North America	$4,700	$1,784
International	1,394	2,976

Consolidated	$6,094	$4,760

	December 31, 2012	March 31, 2013
Segment assets
North America	$772,269	$819,632
International	962,398	964,137
Eliminations and other	291,310	271,697

Consolidated	$2,025,977	$2,055,466

15. Guarantor and Non-Guarantor Subsidiaries

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$147.4	$163.1	$503.3	$(48.5)	$765.3
Cost of products sold	—	122.0	139.3	430.8	(48.5)	643.6
Selling, administration, & engineering expenses	—	33.1	1.0	37.9	—	72.0
Amortization of intangibles	—	2.8	—	1.0	—	3.8
Restructuring	—	—	(0.2)	6.3	—	6.1

Operating profit (loss)	—	(10.5)	23.0	27.3	—	39.8
Interest expense, net of interest income	—	(9.3)	—	(1.9)	—	(11.2)
Equity earnings (loss)	—	(0.9)	1.0	0.7	—	0.8
Other income (expense), net	—	8.2	1.1	(6.4)	—	2.9

Income (loss) before income taxes	—	(12.5)	25.1	19.7	—	32.3
Provision for income tax expense (benefit)	—	(1.4)	3.1	6.4	—	8.1

Income (loss) before equity in income of subsidiaries	—	(11.1)	22.0	13.3	—	24.2
Equity in net income of subsidiaries	23.8	34.9	—	—	(58.7)	—

Consolidated net income	23.8	23.8	22.0	13.3	(58.7)	24.2
Net income attributable to noncontrolling interests	—	—	—	(0.4)	—	(0.4)

Net income attributable to Cooper-Standard Holdings Inc.	$23.8	$23.8	$22.0	$12.9	$(58.7)	$23.8

Comprehensive income	$39.4	$39.4	$22.0	$28.5	$(89.2)	$40.1
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(0.7)	—	(0.7)

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$39.4	$39.4	$22.0	$27.8	$(89.2)	$39.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$145.2	$165.7	$486.3	$(49.6)	$747.6
Cost of products sold	—	120.5	133.2	423.2	(49.6)	627.3
Selling, administration, & engineering expenses	—	34.8	3.1	37.2	—	75.1
Amortization of intangibles	—	2.9	—	1.0	—	3.9
Restructuring	—	1.6	0.1	3.0	—	4.7

Operating profit (loss)	—	(14.6)	29.3	21.9	—	36.6
Interest expense, net of interest income	—	(8.3)	—	(2.9)	—	(11.2)
Equity earnings	—	1.0	0.9	0.8	—	2.7
Other income (expense), net	—	7.5	0.1	(7.9)	—	(0.3)

Income (loss) before income taxes	—	(14.4)	30.3	11.9	—	27.8
Provision (benefit) for income tax expense	—	(2.7)	5.5	5.1	—	7.9

Income (loss) before equity in income (loss) subsidiaries	—	(11.7)	24.8	6.8	—	19.9
Equity in net income of subsidiaries	20.7	32.4	—	—	(53.1)	—

Consolidated net income	20.7	20.7	24.8	6.8	(53.1)	19.9
Net loss attributable to noncontrolling interest	—	—	—	0.8	—	0.8

Net income attributable to Cooper-Standard Holdings Inc.	$20.7	$20.7	$24.8	$7.6	$(53.1)	$20.7

Comprehensive income	$12.9	$12.9	$24.8	$1.4	$(40.1)	$11.9
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$12.9	$12.9	$24.8	$2.4	$(40.1)	$12.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$177.5	$4.4	$88.7	$—	$270.6
Accounts receivable, net	—	54.8	72.6	222.7	—	350.1
Tooling receivable	—	13.4	12.1	91.4	—	116.9
Inventories	—	18.8	28.5	96.0	—	143.3
Prepaid expenses	—	5.9	0.3	15.7	—	21.9
Other	—	35.5	0.6	51.7	—	87.8

Total current assets	—	305.9	118.5	566.2	—	990.6
Investments in affiliates and intercompany accounts, net	628.3	339.7	998.7	(52.9)	(1,851.6)	62.2
Property, plant, and equipment, net	—	88.2	56.5	483.9	—	628.6
Goodwill	—	111.1	—	22.6	—	133.7
Other assets	—	80.9	48.2	81.8	—	210.9

	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$32.6	$—	$32.6
Accounts payable	—	45.4	41.3	184.7	—	271.4
Accrued liabilities	—	59.1	5.4	118.5	—	183.0

Total current liabilities	—	104.5	46.7	335.8	—	487.0
Long-term debt	—	450.0	—	0.8	—	450.8
Other liabilities	—	167.4	(0.2)	156.0	—	323.2

Total liabilities	—	721.9	46.5	492.6	—	1,261.0
Redeemable noncontrolling interests	—	—	—	14.2	—	14.2
Preferred stock	—	121.6	—	—	—	121.6
Total Cooper-Standard Holdings Inc. equity	628.3	82.3	1,175.4	593.9	(1,851.6)	628.3
Noncontrolling interests	—	—	—	0.9	—	0.9

Total equity	628.3	82.3	1,175.4	594.8	(1,851.6)	629.2

Total liabilities and equity	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$152.8	$—	$63.9	$—	$216.7
Accounts receivable, net	—	64.4	81.1	259.4	—	404.9
Tooling receivable	—	18.3	14.6	100.2	—	133.1
Inventories	—	20.8	31.7	110.4	—	162.9
Prepaid expenses	—	4.3	0.4	22.8	—	27.5
Other	—	35.6	(1.0)	48.7	—	83.3

Total current assets	—	296.2	126.8	605.4	—	1,028.4
Investments in affiliates and intercompany accounts, net	630.3	292.9	1,066.6	(73.6)	(1,856.1)	60.1
Property, plant, and equipment, net	—	90.3	56.2	478.2	—	624.7
Goodwill	—	111.1	—	22.1	—	133.2
Other assets	—	131.7	0.1	77.3	—	209.1

	$630.3	$922.2	$1,249.7	$1,109.4	$(1,856.1)	$2,055.5

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$34.9	$—	$34.9
Accounts payable	—	47.7	45.3	188.0	—	281.0
Accrued liabilities	—	78.3	4.3	123.7	—	206.3

Total current liabilities	—	126.0	49.6	346.6	—	522.2
Long-term debt	—	450.0	—	0.8	—	450.8
Other liabilities	—	164.4	(0.1)	152.5	—	316.8

Total liabilities	—	740.4	49.5	499.9	—	1,289.8
Redeemable noncontrolling interests	—	—	—	13.5	—	13.5
Preferred stock	—	122.0	—	—	—	122.0
Total Cooper-Standard Holdings Inc. equity	630.3	59.8	1,200.2	596.1	(1,856.1)	630.3
Noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Total equity	630.3	59.8	1,200.2	596.0	(1,856.1)	630.2

Total liabilities and equity	$630.3	$922.2	$1,249.7	$1,109.4	$(1,856.1)	$2,055.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.7	$1.0	$(0.5)	$(36.8)	$—	$(34.6)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(6.5)	(3.5)	(19.2)	—	(29.2)
Acquisition of businesses, net of cash acquired	—	—	—	(1.7)	—	(1.7)
Proceeds from the sale of assets	—	—	4.0	0.3	—	4.3

Net cash provided by (used in) investing activities	—	(6.5)	0.5	(20.6)	—	(26.6)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	2.4	—	2.4
Principal payments on long-term debt	—	—	—	(1.8)	—	(1.8)
Repurchase of preferred stock	—	(4.9)	—	—	—	(4.9)
Other	(1.7)	(1.5)	—	1.6	—	(1.6)

Net cash provided by (used in) financing activities	(1.7)	(6.4)	—	2.2	—	(5.9)
Effects of exchange rate changes on cash	—	—	—	1.4	—	1.4
Changes in cash and cash equivalents	—	(11.9)	—	(53.8)	—	(65.7)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$177.7	$—	$118.3	$—	$296.0

Depreciation and amortization	$—	$7.3	$3.9	$20.4	$—	$31.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.7	$(4.4)	$(2.4)	$(8.2)	$—	$(13.3)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(6.4)	(4.1)	(23.8)	—	(34.3)
Return on equity investments	—	—	2.1	—	—	2.1
Proceeds from the sale of fixed assets	—	—	—	0.2	—	0.2

Net cash used in investing activities	—	(6.4)	(2.0)	(23.6)	—	(32.0)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	4.9	—	4.9
Principal payments on long-term debt	—	—	—	(1.8)	—	(1.8)
Purchase of noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Repurchase of common stock	—	(11.1)	—	—	—	(11.1)
Other	(1.7)	(2.8)	—	2.9	—	(1.6)

Net cash provided by (used in) financing activities	(1.7)	(13.9)	—	4.1	—	(11.5)
Effects of exchange rate changes on cash	—	—	—	2.9	—	2.9
Changes in cash and cash equivalents	—	(24.7)	(4.4)	(24.8)	—	(53.9)
Cash and cash equivalents at beginning of period	—	177.5	4.4	88.7	—	270.6

Cash and cash equivalents at end of period	$—	$152.8	$—	$63.9	$—	$216.7

Depreciation and amortization	$—	$7.1	$3.4	$19.3	$—	$29.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

16. Financial Instruments

Fair values of the Senior Notes approximated $480,938 and $487,125 at December 31, 2012 and March 31, 2013, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the redeemable preferred stock approximated $169,193 and $184,967 at December 31, 2012 and March 31, 2013, respectively, compared to the recorded values of $121,649 and $121,997 at December 31, 2012 and March 31, 2013, respectively. This fair value measurement is classified within Level 3 of the fair value hierarchy.

The Company completed an agreement with FMEA on May 2, 2011, to establish a joint venture that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”). SPBT was a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA acquired as a preliminary step to the joint venture transaction. SPBT changed its name to Cooper Standard France SAS (“CS France”) subsequent to the transaction. The Company has 51 percent ownership and FMEA has 49 percent ownership. In connection with the investment in CS France, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49 percent noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $219 for the three months ended March 31, 2013. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of March 31, 2013 the estimated redemption value of the put option is $10,290. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At March 31, 2013 there was no difference between redemption value and fair value.

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

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Romanian Leu against the Euro and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of March 31, 2013, the notional amount of these contracts was $18,520. The fair values of these contracts at March 31, 2013 were $563 in the asset position recorded in other current assets and $14 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was $(50) for the three months ended March 31, 2013. These foreign currency derivative contracts consist of hedges of transactions up to December 2013.

Interest rate swaps – The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of March 31, 2013, the USD notional amount of this contract was $1,032. At March 31, 2013, the fair value before taxes of the Company’s interest rate swap contract was a liability of $40 and is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $53 and $40 for the three months ended March 31, 2012 and 2013, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $40. The maturity date of this swap contract is September 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. At March 31, 2013, the fair value of the Company’s undesignated derivative forward contracts was a net liability of $211 and is recorded in other current assets, accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized gain (loss) for the three months ended March 31, 2012 and 2013 was $2,834 and $(188), respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2012 and March 31, 2013, are shown below:

	December 31, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(68)	$—	$(68)	$—
Forward foreign exchange contracts	(29)	—	(29)	—

Total	$(97)	$—	$(97)	$—

	March 31, 2013
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(40)	$—	$(40)	$—
Forward foreign exchange contracts	338	—	338	—

Total	$298	$—	$298	$—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 3. “Restructuring.”

17. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement.

At March 31, 2012 and 2013, the Company had $85,678 and $89,015, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored was $92,647 and $113,402 for the three months ended March 31, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $609 and $645 for the three months ended March 31, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

At March 31, 2012 and 2013, the Company had $17,552 and $15,197, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $24,539 and $22,712 for the three months ended March 31, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $110 and $84 for the three months ended March 31, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

18. Subsequent Events

Senior PIK Toggle Notes due 2018

On April 3, 2013, Cooper-Standard Holdings Inc. issued $175,000 aggregate principal amount of its Senior PIK Toggle Notes due 2018 (the “Senior PIK Toggle Notes”) at an issue price to the public of 99.5%. Net proceeds were $171,063, which consisted of $175,000 of gross proceeds less $3,063 representing the discount payable to the initial purchasers with respect to the offering of the Senior PIK Toggle Notes and less the $875 issue price discount. The Senior PIK Toggle Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended. The Senior PIK Toggle Notes were issued pursuant to an indenture dated as of April 3, 2013 between Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee.

Escrow of Proceeds; Special Mandatory Redemption. Cooper-Standard Holdings Inc. deposited the proceeds of the Senior PIK Toggle Notes offering, together with additional cash on hand, into a segregated escrow account. Escrowed funds will be released to Cooper-Standard Holdings Inc. upon satisfaction or waiver, as applicable, of the escrow release condition that $150,000 in value of the shares of Cooper-Standard Holdings Inc.’s common stock is validly tendered and not validly withdrawn in the Equity Tender Offer (as defined below) on or before July 1, 2013. During the second quarter, the escrow release condition was satisfied and the funds were released and were used to finance, in part, the purchase of shares pursuant to the Equity Tender Offer and pay related fees and expenses.

Equity Tender Offer

On April 5, 2013, the Company commenced a cash tender offer to purchase up to 4,651,162 shares of its common stock at a price of $43.00 per share (the “Equity Tender Offer”). During the second quarter, the Company purchased 4,651,162 shares pursuant to the Equity Tender Offer at a purchase price of $43.00 per share for an aggregate purchase price of approximately $200,000. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes (described above), together with cash on hand, to finance the purchase of shares pursuant to the Equity Tender Offer.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, fuel prices, consumer confidence, employment levels, income growth trends, as well as manufacturer and dealer sales incentives.

Details on light vehicle production in certain regions for the three months ended March 31, 2012 and 2013 are provided in the following table:

(In millions of units)	2012(1,2)	2013(1)	% Change
North America	4.0	3.9	(0.7)%
Europe	5.2	4.8	(8.7)%
South America	1.0	1.0	5.4%
Asia Pacific	10.4	10.7	2.7%

(1)	Production data based on IHS Automotive, March 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected annualized light vehicle production volumes for 2013, compared to the actual production volumes for 2012 are provided in the following table:

(In millions of units)	2012(1,2)	2013(1)	% Change
North America	15.4	15.9	3.2%
Europe	19.3	18.7	(3.3)%
South America	4.3	4.5	3.9%
Asia Pacific	40.8	42.3	3.8%

(1)	Production data based on IHS Automotive, March 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected light vehicle production volume for the second quarter of 2013, compared to the actual production volumes for the second quarter of 2012 are provided in the following table:

(In millions of units)	Q2 2012(1)	Q2 2013(1)	% Change
North America	4.0	4.1	3.8%
Europe	5.0	4.8	(3.3)%
South America	1.0	1.1	10.1%
Asia Pacific	10.1	10.3	1.4%

(1)	Production data based on IHS Automotive, March 2013.

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

OEMs have shifted some research and development, design and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components and to provide innovative solutions to meet evolving technologies aimed at improved fuel economy, emissions and safety.

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

Results of Operations

	Three Months Ended March 31,
	2012	2013
	(dollar amounts in thousands)

Sales	$765,264	$747,577
Cost of products sold	643,606	627,264

Gross profit	121,658	120,313
Selling, administration & engineering expenses	72,040	75,094
Amortization of intangibles	3,833	3,891
Restructuring	6,094	4,760

Operating profit	39,691	36,568
Interest expense, net of interest income	(11,187)	(11,207)
Equity earnings	757	2,735
Other income (expense), net	2,947	(332)

Income before income taxes	32,208	27,764
Provision for income tax expense	8,062	7,891

Consolidated net income	24,146	19,873
Net (income) loss attributable to noncontrolling interests	(359)	828

Net income attributable to Cooper-Standard Holdings Inc.	$23,787	$20,701

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Sales. Sales were $747.6 million for the three months ended March 31, 2013 compared to $765.3 million for the three months ended March 31, 2012, a decrease of $17.7 million, or 2.3%. Sales were negatively impacted by decreased volumes, customer price concessions and unfavorable foreign exchange of $4.8 million.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $627.3 million for the three months ended March 31, 2013 compared to $643.6 million for the three months ended March 31, 2012, a decrease of $16.3 million or 2.5%. Raw materials comprise the largest component of our cost of products sold and represented 51% and 50% of total cost of products sold for the three months ended March 31, 2012 and 2013, respectively. The period was favorably impacted by lean savings and foreign exchange, partially offset by higher staffing costs and other expenses associated with vehicle launches.

Gross Profit. Gross profit for the three months ended March 31, 2013 was $120.3 compared to $121.7 for the three months ended March 31, 2012, a decrease of $1.4 million or 1.1%. As a percentage of sales, gross profit was 15.9% and 16.1% of sales for the three months ended March 31, 2012 and 2013, respectively. The increase in gross profit margin was driven primarily by the favorable impact of our lean and restructuring savings, partially offset by customer price concessions, higher staffing costs and expenses associated with vehicle launches.

Selling, Administration and Engineering. Selling, administration and engineering expense was $75.1 million or 10% of sales for the three months ended March 31, 2013 compared to $72 million or 9.4% of sales for the three months ended March 31, 2012. The three months ended March 31, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges decreased $1.3 million to $4.8 million for the three months ended March 31, 2013 compared to $6.1 million for the three months ended March 31, 2012. This decrease is due primarily to the timing of our various restructuring initiatives.

Interest Expense, Net. Net interest expense of $11.2 million for the three months ended March 31, 2012 and 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense), Net. Other expense for the three months ended March 31, 2013 was $0.3 million, which consisted primarily of unrealized losses related to forward contracts of $0.2 million, foreign currency gains of $0.3 million and loss on sale of receivables of $0.4 million. Other income for the three months ended March 31, 2012 was $2.9 million, which consisted primarily of unrealized gains related to forward contracts of $2.8 million, foreign currency losses of $0.6 million, loss on sale of receivables of $0.2 million and miscellaneous income of $0.9 million.

Provision for Income Tax Expense. For the three months ended March 31, 2013, we recorded an income tax provision of $7.9 million on income before income taxes of $27.8 million. This compares to an income tax provision of $8.1 million on income before income taxes of $32.2 million for the same period of 2012. Income tax expense for the three months ended March 31, 2013 differs from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
	(dollar amounts in thousands)
Sales to external customers
North America	$388,135	$382,808
International	377,129	364,749

Consolidated	$765,264	$747,557

Segment profit (loss)
North America	$38,005	$33,806
International	(5,797)	(6,042)

Income before income taxes	$32,208	$27,764

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

North America. Sales for the three months ended March 31, 2013 decreased $5.3 million, or 1.4%, primarily due to a decrease in sales volume and customer price concessions. Segment profit for the three months ended March 31, 2013 decreased by $4.2 million, primarily due to decreased volumes, customer price concessions, higher staffing costs and expenses associated with vehicle launches, partially offset by the favorable impact of our lean savings.

International. Sales decreased $12.4 million, or 3.3%, primarily due to a decrease in sales volume, customer price concessions and unfavorable foreign exchange of $4.7 million. Segment loss increased by $0.2 million, primarily due to decreased volumes, customer price concessions and higher staffing costs, partially offset by the favorable impact of our lean and restructuring savings.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility in addition to certain receivable factoring. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 5. “Debt” to the condensed consolidated financial statements.

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, as amended, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Cash Flows

Operating Activities. Net cash used in operations was $13.3 million for the three months ended March 31, 2013, which included $67.2 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable and accrued liabilities. Net cash used in operations was $34.6 million for the three months ended March 31, 2012, which included $95.8 million of cash used that related to changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $31.9 million for the three months ended March 31, 2013, which consisted primarily of $34.3 million of capital spending, offset by a $2.1 million return on equity investments. Net cash used in investing activities was $26.6 million for the three months ended March 31, 2012, which consisted of $29.2 million of capital spending and final payment of $1.7 million related to the acquisition of Sigit S.p.A., offset by proceeds of $4.3 million for the sale of fixed assets. We anticipate that we will spend approximately $165 million on capital expenditures in 2013.

Financing Activities. Net cash used in financing activities totaled $11.5 million for the three months ended March 31, 2013, which consisted primarily of repurchase of common stock of $11.1 million, purchase of noncontrolling interest of $1.9 million, payments on long-term debt of $1.8 million and payment of cash dividends of $1.6 million, offset by an increase in short-term debt of $4.9 million. Net cash used in financing activities totaled $5.9 million for the three months ended March 31, 2012, which consisted primarily of repurchase of preferred stock of $4.9 million, payments on long-term debt of $1.8 million and payment of cash dividends of $1.6 million, offset by an increase in short-term debt of $2.4 million.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2012	2013
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$23.8	$20.7
Provision for income tax expense	8.1	7.9
Interest expense, net of interest income	11.2	11.2
Depreciation and amortization	31.6	29.8

EBITDA	$74.7	$69.6
Restructuring (1)	6.1	4.8
Noncontrolling interest restructuring (2)	(0.3)	(0.7)
Stock-based compensation (3)	2.7	2.7
Other	—	0.3

Adjusted EBITDA	$83.2	$76.7

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

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

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: cyclicality of the automotive industry with the possibility of further material contractions in automotive sales and production effecting the viability of our customers and financial condition of our customers; global economic uncertainty, particularly in Europe; loss of large customers or significant platforms; supply shortages; escalating pricing pressures and decline of volume requirements from our customers; our ability to meet significant increases in demand; availability and increasing volatility in cost of raw materials or manufactured components; our ability to continue to compete successfully in the highly competitive automotive parts industry; risks associated with our non-U.S. operations; foreign currency exchange rate fluctuations; our ability to control the operations of joint ventures for our benefit; the effectiveness of our lean manufacturing and other cost savings plans; product liability and warranty and recall claims that may be brought against us; work stoppages or other labor conditions; natural disasters; our ability attract and retain key personnel; our ability to meet our customers’ needs for new and improved products in a timely manner or cost-effective basis; the possibility that our acquisition strategy may not be successful; our legal rights to our intellectual property portfolio; environmental and other regulations; legal proceedings or commercial and contractual disputes that we may be involved in; the possible volatility of our annual effective tax rate; our ability to generate sufficient cash to service our indebtedness, obtain future financing, and meet dividend obligations on our 7% preferred stock; our underfunded pension plans; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to our goodwill and long-lived assets; the ability of certain stockholders to nominate certain members of the board of directors; and operating and financial restrictions imposed on us by our bond indentures and credit agreement. See Item 1A. Rick Factors, in our 2012 Annual Report on Form 10-K for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2012 Annual Report on Form 10-K (the “Form 10-K”) which could materially impact our business, financial condition or future results. Risks disclosed in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On November 9, 2012, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $25 million of its outstanding common stock, 7% cumulative participating convertible preferred stock or warrants to purchase common stock. Under the program authorized by the Board of Directors, repurchases were made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and Securities and Exchange Commission requirements. The Company funded all repurchases from cash on hand. The Board’s authorization terminated on February 14, 2013.

The following table presents repurchases of common stock during the period:

2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1 - January 31	275,000	(1)	$38.15	275,000	$0.6
February 1 - February 28	15,580	(2)	$38.00	15,580	$—
March 1 - March 31	—		$—	—	$—

Total	290,580		$38.14	290,580	$—

(1)	275,000 shares of common stock were purchased by the Company under the Program from stockholders in open market transactions.
(2)	15,580 shares of common stock were purchased by the Company under the Program from stockholders in open market transactions.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 8, 2013	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards President and Chief Executive Officer and Director (Principal Executive Officer)

May 8, 2013	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

May 8, 2013	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.