Form 10-Q
period 2013-06-30
Cooper-Standard Holdings Inc.
filed 2013-08-07
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 1, 2013 there were 13,139,442 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Sales	$734,501	$784,707	$1,499,765	$1,532,284
Cost of products sold	620,054	652,443	1,263,660	1,279,707

Gross profit	114,447	132,264	236,105	252,577
Selling, administration & engineering expenses	68,971	72,745	141,011	147,839
Amortization of intangibles	3,891	3,858	7,724	7,749
Restructuring	(507)	1,088	5,587	5,848

Operating profit	42,092	54,573	81,783	91,141
Interest expense, net of interest income	(10,814)	(13,575)	(22,001)	(24,782)
Equity earnings	2,792	3,363	3,549	6,098
Other expense, net	(4,514)	(6,013)	(1,567)	(6,345)

Income before income taxes	29,556	38,348	61,764	66,112
Income tax expense (benefit)	(46,226)	12,202	(38,164)	20,093

Net income	75,782	26,146	99,928	46,019
Net loss attributable to noncontrolling interests	1,534	1,286	1,175	2,114

Net income attributable to Cooper-Standard Holdings Inc.	$77,316	$27,432	$101,103	$48,133

Net income available to Cooper-Standard Holdings Inc. common stockholders	$61,315	$20,552	$78,498	$35,913

Earnings per share
Basic	$3.49	$1.45	$4.45	$2.33

Diluted	$3.28	$1.34	$4.15	$2.19

Comprehensive income	$46,064	$11,858	$86,208	$23,801
Comprehensive loss attributable to noncontrolling interests	2,665	872	1,933	1,830

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$48,729	$12,730	$88,141	$25,631

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31, 2012	June 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,555	$160,451
Accounts receivable, net	350,013	407,434
Tooling receivable	116,947	150,160
Inventories	143,253	169,540
Prepaid expenses	21,902	30,560
Other	87,802	90,780

Total current assets	990,472	1,008,925
Property, plant and equipment, net	628,608	633,358
Goodwill	133,716	133,360
Intangibles, net	116,724	106,756
Deferred tax assets	72,718	56,660
Other assets	83,739	88,074

	$2,025,977	$2,027,133

Liabilities and Equity
Current liabilities:
Debt payable within one year	$32,556	$32,997
Accounts payable	271,355	276,461
Payroll liabilities	102,857	109,330
Accrued liabilities	80,148	75,942

Total current liabilities	486,916	494,730
Long-term debt	450,809	646,883
Pension benefits	201,104	190,880
Postretirement benefits other than pensions	69,142	67,051
Deferred tax liabilities	10,801	10,123
Other liabilities	42,131	39,348

Total liabilities	1,260,903	1,449,015

Redeemable noncontrolling interests	14,194	12,819

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2012, and June 30, 2013; 964,247 shares issued and 958,333 outstanding at December 31, 2012 and 820,659 shares issued and 810,382 outstanding at June 30, 2013	121,649	103,489

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2012 and June 30, 2013; 18,426,831 shares issued and 17,275,852 outstanding at December 31, 2012 and 14,772,143 shares issued and 13,139,435 outstanding at June 30, 2013	16	13
Additional paid-in capital	471,851	380,574
Retained earnings	201,907	149,312
Accumulated other comprehensive loss	(45,448)	(67,950)

Total Cooper-Standard Holdings Inc. equity	628,326	461,949
Noncontrolling interests	905	(139)

Total equity	629,231	461,810

Total liabilities and equity	$2,025,977	$2,027,133

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2012	2013
Operating Activities:
Net income	$99,928	$46,019
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	54,393	50,237
Amortization of intangibles	7,724	7,749
Stock-based compensation expense	8,037	5,634
Equity earnings, net of dividends related to earnings	(2,667)	(2,844)
Gain on sale of fixed assets	(929)	—
Deferred income taxes	(46,947)	15,232
Other	280	(843)
Changes in operating assets and liabilities	(155,084)	(148,672)

Net cash used in operating activities	(35,265)	(27,488)
Investing activities:
Capital expenditures, including other intangible assets	(58,496)	(70,072)
Acquisition of businesses, net of cash acquired	(1,084)	—
Return on equity investments	—	2,120
Proceeds from sale of fixed assets	8,323	269

Net cash used in investing activities	(51,257)	(67,683)
Financing activities:
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	—	194,943
Increase in short term debt, net	—	4,307
Principal payments on long-term debt	(2,576)	(2,593)
Preferred stock cash dividends paid	(3,463)	(1,651)
Purchase of noncontrolling interest	—	(1,911)
Repurchase of preferred stock	(4,870)	—
Repurchase of common stock	(13,594)	(217,240)
Proceeds from exercise of warrants	—	11,252
Other	511	(4,325)

Net cash used in financing activities	(23,992)	(17,218)
Effects of exchange rate changes on cash and cash equivalents	826	2,285

Changes in cash and cash equivalents	(109,688)	(110,104)
Cash and cash equivalents at beginning of period	361,745	270,555

Cash and cash equivalents at end of period	$252,057	$160,451

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

1. Overview

Basis of presentation

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we,” “our,” or “us”) is a leading manufacturer of fluid handling, body sealing, and Anti-Vibration Systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended June 30, 2013 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of this update.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The effects of adoption were not significant and the additional required disclosures are included in Note 8. “Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests.”

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment. This ASU permits companies to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the quantitative impairment test. This ASU is effective for fiscal years beginning after September 15, 2012 (early adoption is permitted). The Company adopted this guidance effective January 1, 2013. The impact of the adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

2. Goodwill and Intangibles

Effective April 1, 2013, the Company changed its basis of presentation from two to four segments. The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2013 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2013	$115,420	$13,836	$—	$4,460	$133,716
Foreign exchange translation	(240)	(183)	—	67	(356)

Balance at June 30, 2013	$115,180	$13,653	$—	$4,527	$133,360

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2012 and June 30, 2013, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,741	$(34,184)	$101,557
Developed technology	9,574	(4,143)	5,431
Other	10,337	(601)	9,736

Balance at December 31, 2012	$155,652	$(38,928)	$116,724

Customer relationships	$133,404	$(40,230)	$93,174
Developed technology	9,520	(4,912)	4,608
Other	9,796	(822)	8,974

Balance at June 30, 2013	$152,720	$(45,964)	$106,756

Amortization expense totaled $3,891 and $3,858 for the three months ended June 30, 2012 and 2013, respectively, and $7,724 and $7,749 for the six months ended June 30, 2012 and 2013, respectively. Amortization expense is estimated to be approximately $15,300 for the year ending December 31, 2013.

3. Restructuring

Restructuring activities initiated prior to 2012

The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to December 31, 2012 and continued to execute these initiatives during 2013. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the disposal of the respective facilities.

The following table summarizes the restructuring expense for these initiatives for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Employee separation costs	$(2,110)	$100	$(1,811)	$245
Other exit costs	1,183	239	3,373	1,142
Asset Impairments	(111)	—	147	87
Postretirement benefit curtailment gain	—	—	(1,539)	—

	$(1,038)	$339	$170	$1,474

The following table summarizes the activity in the restructuring liability for these initiatives for the six months ended June 30, 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2013	$2,054	$61	$—	$2,115
Expense	245	1,142	87	1,474
Cash payments	(709)	(1,120)	—	(1,829)
Utilization of reserve	—	—	(87)	(87)

Balance at June 30, 2013	$1,590	$83	$—	$1,673

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

Restructuring activities initiated in 2012

During 2012, the Company initiated the restructuring of certain facilities in Europe to change the Company’s European footprint to improve operating performance. The majority of the costs have been recognized, however, additional costs may be incurred. The Company has recognized $23,505 of costs related to these initiatives.

The following table summarizes the restructuring expense for these initiatives for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Employee separation costs	$5,256	$612	$5,256	$2,616
Other exit costs	—	137	—	137

	$5,256	$749	$5,256	$2,753

The following table summarizes the activity in the restructuring liability for these initiatives for the six months ended June 30, 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2013	$13,507	$—	$—	$13,507
Expense	2,616	137	—	2,753
Cash payments and foreign exchange translation	(11,126)	(137)	—	(11,263)

Balance at June 30, 2013	$4,997	$—	$—	$4,997

In the first quarter of 2012, the Company initiated the closure of a facility in North America and a restructuring liability of $4,886 was recorded. During the second quarter of 2012, the Company was able to negotiate a new contract with the union, therefore enabling the facility to remain open. As a result, $4,725 of restructuring expense was reversed during June, 2012.

Restructuring activities initiated in 2013

In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621. As of June 30, 2013, there is a liability of $1,621 associated with this initiative recorded on the Company’s condensed consolidated balance sheet. No additional expense is expected to be incurred related to this initiative.

4. Inventories

Inventories were comprised of the following at December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
Finished goods	$37,415	$42,422
Work in process	32,383	39,234
Raw materials and supplies	73,455	87,884

	$143,253	$169,540

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

5. Debt

Outstanding debt consisted of the following at December 31, 2012 and June 30, 2013:

	December 31, 2012	June 30, 2013
Senior notes	$450,000	$450,000
Senior PIK toggle notes	—	196,078
Other borrowings	33,365	33,802

Total debt	$483,365	$679,880
Less current portion	(32,556)	(32,997)

Total long-term debt	$450,809	$646,883

Senior ABL Facility

On April 8, 2013 the Company entered into the Amended and Restated Senior ABL Facility of its senior secured asset-based revolving credit facility (“the Senior ABL Facility”), with certain lenders, which amended and restated the existing Senior ABL Facility. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $225,000 (if requested by the Company and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of June 30, 2013, no amounts were drawn under the Senior ABL Facility, but there was approximately $25,991 of letters of credit outstanding under the facility.

Senior PIK Toggle Notes

On April 3, 2013, Cooper-Standard Holdings Inc. issued $175,000 aggregate principal amount of its Senior PIK Toggle Notes (the “Senior PIK Toggle Notes”). The Senior PIK Toggle Notes bear an interest rate of 7.375% and mature on April 1, 2018. The Senior PIK Toggle Notes were issued pursuant to an indenture dated April 3, 2013. The Senior PIK Toggle Notes were issued at a discount of $3,938. On May 20, 2013, Cooper-Standard Holdings Inc. issued additional $25,000 Senior PIK Toggle Notes pursuant to the indenture dated April 3, 2013. The Senior PIK Toggle Notes were issued at a discount of $188. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes, together with cash on hand, to finance the purchase of shares pursuant to the Equity Tender Offer.

Cooper-Standard Holdings Inc. will pay the first interest payment on the Senior PIK Toggle Notes in cash (“Cash Interest”). For each interest period thereafter (other than for the final interest period ending at stated maturity, which will be made in cash), Cooper-Standard Holdings Inc. will be required to pay Cash Interest, unless the conditions described in the indenture are satisfied, in which case Cooper-Standard Holdings Inc. will be entitled to pay, to the extent described in the indenture, interest by increasing the principal amount of the outstanding Senior PIK Toggle Notes or issuing new Senior PIK Toggle Notes (such increase or issuance, “PIK Interest”). Cash Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 7.375% per annum. PIK Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 8.125% per annum.

The Senior PIK Toggle Notes were not guaranteed as of the date of issuance. If any of Cooper-Standard Holdings Inc.’s wholly-owned domestic restricted subsidiaries guarantees certain debt of Cooper-Standard Holdings Inc., such subsidiary will also be required to guarantee the Senior PIK Toggle Notes.

The Senior PIK Toggle Notes constitute senior debt of Cooper-Standard Holdings Inc. and (1) rank equally in right of payment with all of Cooper-Standard Holdings Inc.’s existing and future senior debt, (2) rank senior in right of payment to any future subordinated debt of Cooper-Standard Holdings Inc., (3) are effectively subordinated in right of payment to all of Cooper-Standard Holdings Inc.’s existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of Cooper-Standard Holdings Inc.’s subsidiaries (other than indebtedness and liabilities owed to Cooper-Standard Holdings Inc.).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

Cooper-Standard Holdings Inc. has the right to redeem the Senior PIK Toggle Notes at the redemption prices set forth as follows:

•

at any time (which may be more than once) before April 1, 2014, Cooper-Standard Holdings Inc. may redeem up to 100% of the aggregate principal amount of the Senior PIK Toggle Notes with the net proceeds of one or more equity offerings at a price of 102.000% of the face amount of the Senior PIK Toggle Notes, plus accrued and unpaid interest to the date of redemption;

•

prior to April 1, 2014, Cooper-Standard Holdings Inc. may redeem the Senior PIK Toggle Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount thereof plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, up to, but not including, the applicable redemption date; and

•

on or after April 1, 2014 Cooper-Standard Holdings Inc. may redeem all or a part of the Senior PIK Toggle Notes, at 102.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2014, 101.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2015 and 100% of the principal amount thereof if redeemed on or after April 1, 2016, in each case, plus accrued and unpaid interest to the redemption date.

If a change of control occurs with respect to Cooper-Standard Holdings Inc., unless Cooper-Standard Holdings Inc. has exercised its right to redeem all of the outstanding Senior PIK Toggle Notes, each noteholder shall have the right to require Cooper-Standard Holdings Inc. to repurchase such noteholder’s Senior PIK Toggle Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Senior PIK Toggle Notes indenture contains covenants and events of default customary for an issuer of non-investment grade debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

6. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three and six months ended June 30, 2012 and 2013 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$287	$785	$305	$877
Interest cost	3,476	1,939	3,052	1,691
Expected return on plan assets	(3,868)	(997)	(4,342)	(936)
Amortization of prior service cost and recognized actuarial loss	124	93	344	326
Settlement	—	—	783	—

Net periodic benefit cost	$19	$1,820	$142	$1,958

	Pension Benefits
	Six Months Ended June 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$574	$1,588	$610	$1,765
Interest cost	6,952	3,911	6,104	3,401
Expected return on plan assets	(7,736)	(2,000)	(8,684)	(1,885)
Amortization of prior service cost and recognized actuarial loss	248	188	688	656
Settlement	—	—	783	—

Net periodic benefit cost (gain)	$38	$3,687	$(499)	$3,937

	Other Postretirement Benefits
	Three Months Ended June 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$136	$131	$147	$166
Interest cost	449	198	407	186
Amortization of prior service credit and recognized actuarial gain	(444)	(61)	(281)	(35)
Other	19	—	6	—

Net periodic benefit cost	$160	$268	$279	$317

	Other Postretirement Benefits
	Six Months Ended June 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$272	$323	$294	$334
Interest cost	898	408	814	374
Amortization of prior service credit and recognized actuarial gain	(888)	(27)	(562)	(71)
Other	38	—	12	—
Curtailment gain	(1,539)	—	—	—

Net periodic benefit cost (gain)	$(1,219)	$704	$558	$637

The curtailment gain for the six months ended June 30, 2012 in the table above resulted from the closure of a U.S. facility and was recorded as a reduction to restructuring expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The effective tax rate for the three and six months ended June 30, 2013 is 32% and 30%, respectively. The effective tax rate for the three and six months ended June 30, 2012 was (156%) and (62%), respectively, which included a benefit of $(53,400) resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the three months ended June 30, 2012. Excluding the impact of releasing the U.S. valuation allowance discretely in the quarter, the effective tax rate for the three and six months ended June 30, 2012 was 24% and 25%, respectively. The income tax rate for the three and six months ended June 30, 2013 varies from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

8. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests

The changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013, net of related tax are as follows:

	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss

Balance at January 1, 2013	$18,320	$(64,018)	$250	$(45,448)
Other comprehensive income (loss) before reclassifications	(23,431)	905	(183)	(22,709)
Amounts reclassified from accumulated other comprehensive income (loss)	—	440	(233)	207

Net current period other comprehensive income (loss)[1]	(23,431)	1,345	(416)	(22,502)

Balance at June 30, 2013	$(5,111)	$(62,673)	$(166)	$(67,950)

Amounts in parentheses indicate debits.

(1)	Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of ($400). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $125.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are as follows:

	Gain (loss) reclassified
Details about accumulated other comprehensive loss components	Three months ended June 30, 2013	Six months ended June 30, 2013		Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$270	$230		Interest expense, net of interest income
Foreign exchange contracts	63	113		Cost of products sold

	333	343		Income before income taxes
	(107)	(110)		Provision for income tax expense

	$226	$233		Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$153	$311	[1]
Actuarial losses	(461)	(932	) [1]

	(308)	(621)		Income before income taxes
	84	181		Benefit for income tax expense

	$(224)	$(440)		Consolidated net income

Total reclassifications for the period	$2	$(207)

[1]

These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the six months ended June 30, 2013:

	Cooper- Standard Holdings Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Equity at January 1, 2013	$628,326	$905	$629,231	$14,194
Net income (loss)	48,133	(17)	48,116	(2,097)
Preferred stock dividends	(3,150)	—	(3,150)	—
Repurchase of common stock	(217,240)	—	(217,240)	—
Conversion of preferred shares	18,252	—	18,252
Warrant exercise	11,252	—	11,252	—
Other comprehensive income (loss)	(22,502)	(1)	(22,503)	285
Stock-based compensation	628	—	628	—
Shares issued under stock option plans	(428)	—	(428)	—
Accretion of redeemable noncontrolling interests	(437)	—	(437)	437
Purchase of noncontrolling interest	(885)	(1,026)	(1,911)	—

Equity at June 30, 2013	$461,949	$(139)	$461,810	$12,819

Equity Tender Offer

On April 5, 2013, the Company commenced a cash tender offer to purchase up to 4,651,162 shares of its common stock at a price of $43.00 per share (the “Equity Tender Offer”). On May 2, 2013, the Company purchased 4,651,162 shares pursuant to the Equity Tender Offer at a purchase price of $43.00 per share for an aggregate purchase price of approximately $200,000. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes (see Note 5. “Debt”), together with cash on hand, to finance the purchase of shares of common stock pursuant to the Equity Tender Offer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net income attributable to Cooper-Standard Holdings Inc.	$77,316	$27,432	$101,103	$48,133
Less: Preferred stock dividends (paid or unpaid)	(1,699)	(1,473)	(3,388)	(3,150)
Less: Premium paid for redemption of preferred stock	—	—	(974)	—
Less: Undistributed earnings allocated to participating securities	(14,302)	(5,407)	(18,243)	(9,070)

Net income available to Cooper-Standard Holdings Inc. common stockholders	$61,315	$20,552	$78,498	$35,913

Weighted average shares of common stock outstanding	17,575,596	14,214,589	17,640,757	15,411,207

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$3.49	$1.45	$4.45	$2.33

Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method dividing diluted net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was anti-dilutive. A summary of information used to compute diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Basic net income available to Cooper-Standard Holdings Inc. common stockholders	$61,315	$20,552	$78,498	$35,913
Increase in fair value of share-based awards	$—	$155	$—	$245

Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$61,315	$20,707	$78,498	$36,158

Weighted average common shares outstanding	17,575,596	14,214,589	17,640,757	15,411,207
Dilutive effect of:
Common restricted stock	273,464	222,862	319,051	245,328
Preferred restricted stock	57,371	21,867	62,159	29,703
Warrants	702,545	807,885	764,267	721,754
Options	103,777	144,003	127,681	120,063

Weighted average dilutive shares of common stock outstanding	18,712,753	15,411,206	18,913,915	16,528,055

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$3.28	$1.34	$4.15	$2.19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The effect of certain common stock equivalents, including the convertible preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three and six months ended June 30, 2012 and 2013, as inclusion would have resulted in antidilution. A summary of these preferred shares (as if converted) and options are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Number of options	277,002	444,900	277,002	444,900
Exercise price	$43.50-46.75	$45.00-52.50	$43.50-46.75	$45.00-52.50
Preferred shares, as if converted	4,099,679	3,739,686	4,099,679	3,891,923
Preferred dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$16,001	$6,880	$22,605	$12,220

10. Redeemable Preferred Stock

The following table summarizes the Company’s 7% preferred stock activity for the six months ended June 30, 2013:

	Preferred Shares	Preferred Stock
Balance at January 1, 2013	958,333	$121,649
Stock-based compensation	—	653
Converted preferred stock shares	(142,590)	(18,252)
Repurchased preferred stock shares	(4,363)	(561)
Forfeited shares	(998)	—

Balance at June 30, 2013	810,382	$103,489

11. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. In 2011, the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings, Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,212 and $1,834 for the three months ended June 30, 2012 and 2013, respectively, and $8,037 and $5,634 for the six months ended June 30, 2012 and 2013, respectively.

12. Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Foreign currency losses	$(3,720)	$(7,424)	$(4,323)	$(7,164)
Unrealized gains (losses) related to forward contracts	(474)	(305)	2,360	(493)
Loss on sale of receivables	(320)	(425)	(524)	(798)
Miscellaneous income	—	2,141	920	2,110

Other expense, net	$(4,514)	$(6,013)	$(1,567)	$(6,345)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

13. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $11,778 and $12,264 for the three months ended June 30, 2012 and 2013, respectively, and $24,019 and $23,834 for the six months ended June 30, 2012 and 2013, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $724 and $670 for the three months ended June 30, 2012 and 2013, respectively, and $1,597 and $1,360 for the six months ended June 30, 2012 and 2013, respectively.

14. Business Segments

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company organized, managed and reported its global business operations through the two geographic regions in the first quarter of 2013. In April 2013, the Company implemented organizational and management changes of its global business operations resulting in four reportable segments. In applying the criteria set forth in ASC 280, the Company revised its segment disclosures beginning with the second quarter of 2013 from the two segments, North America and International, to four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are body and chassis products and fluid handling products. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. Prior periods have been revised to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 2. “Goodwill and Intangibles” to conform to the new segment presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

The following table details information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Sales to external customers
North America	$387,279	$400,098	$775,414	$782,906
Europe	264,196	283,647	553,224	548,154
South America	34,222	50,275	68,074	95,677
Asia Pacific	48,804	50,687	103,053	105,547

Consolidated	$734,501	$784,707	$1,499,765	$1,532,284

Intersegment sales
North America	$2,330	$3,104	$4,333	$6,838
Europe	2,105	2,550	4,382	4,397
South America	41	—	122	—
Asia Pacific	2,125	2,316	4,014	4,421
Eliminations and other	(6,601)	(7,970)	(12,851)	(15,656)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$43,127	$37,626	$81,132	$71,432
Europe	(10,253)	(1,231)	(14,123)	(7,284)
South America	(3,252)	(541)	(5,385)	(3,922)
Asia Pacific	(66)	2,494	140	5,886

Income before income taxes	$29,556	$38,348	$61,764	$66,112

Restructuring cost included in segment profit (loss)
North America	$(4,221)	$104	$479	$1,888
Europe	3,682	989	4,913	3,959
South America	—	—	—	—
Asia Pacific	32	(5)	195	1

Consolidated	$(507)	$1,088	$5,587	$5,848

	December 31, 2012	June 30, 2013
Segment assets
North America	$772,269	$822,478
Europe	593,340	602,015
South America	145,257	156,573
Asia Pacific	223,801	224,775
Eliminations and other	291,310	221,292

Consolidated	$2,025,977	$2,027,133

15. Guarantor and Non-Guarantor Subsidiaries

On May 27, 2010, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of Cooper-Standard Holdings Inc., issued 8 1/ 2% senior notes due 2018 (“the Senior Notes”) with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the Senior Notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$147.2	$161.7	$475.5	$(49.9)	$734.5
Cost of products sold	—	121.5	133.5	415.0	(49.9)	620.1
Selling, administration, & engineering expenses	—	32.3	(0.1)	36.8	—	69.0
Amortization of intangibles	—	2.9	—	1.0	—	3.9
Restructuring	—	0.2	0.3	(1.0)	—	(0.5)

Operating profit (loss)	—	(9.7)	28.0	23.7	—	42.0
Interest expense, net of interest income	—	(7.3)	—	(3.5)	—	(10.8)
Equity earnings (loss)	—	0.4	1.2	1.1	—	2.7
Other income (expense), net	—	9.7	—	(14.2)	—	(4.5)

Income (loss) before income taxes	—	(6.9)	29.2	7.1	—	29.4
Income tax expense (benefit)	—	19.5	(56.2)	(9.6)	—	(46.3)

Income (loss) before equity in income of subsidiaries	—	(26.4)	85.4	16.7	—	75.7
Equity in net income of subsidiaries	77.3	103.7	—	—	(181.0)	—

Net income	77.3	77.3	85.4	16.7	(181.0)	75.7
Net income attributable to noncontrolling interests	—	—	—	1.6	—	1.6

Net income attributable to Cooper-Standard Holdings Inc.	$77.3	$77.3	$85.4	$18.3	$(181.0)	$77.3

Comprehensive income	$48.7	$48.7	$85.4	$(11.0)	$(125.8)	$46.0
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	2.7	—	2.7

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$48.7	$48.7	$85.4	$(8.3)	$(125.8)	$48.7

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$147.0	$172.0	$515.4	$(49.7)	$784.7
Cost of products sold	—	121.9	134.2	446.0	(49.7)	652.4
Selling, administration, & engineering expenses	—	30.6	(0.3)	42.4	—	72.7
Amortization of intangibles	—	2.8	—	1.0	—	3.8
Restructuring	—	0.1	0.1	1.0	—	1.2

Operating profit (loss)	—	(8.4)	38.0	25.0	—	54.6
Interest expense, net of interest income	(3.6)	(7.8)	—	(2.3)	—	(13.7)
Equity earnings	—	0.9	1.3	1.2	—	3.4
Other income (expense), net	—	6.0	0.1	(12.1)	—	(6.0)

Income (loss) before income taxes	(3.6)	(9.3)	39.4	11.8	—	38.3
Income tax expense	—	(5.3)	14.0	3.5	—	12.2

Income (loss) before equity in income (loss) subsidiaries	(3.6)	(4.0)	25.4	8.3	—	26.1
Equity in net income of subsidiaries	31.0	35.0	—	—	(66.0)	—

Net income	27.4	31.0	25.4	8.3	(66.0)	26.1
Net loss attributable to noncontrolling interest	—	—	—	1.3	—	1.3

Net income attributable to Cooper-Standard Holdings Inc.	$27.4	$31.0	$25.4	$9.6	$(66.0)	$27.4

Comprehensive income	$12.7	$16.3	$25.4	$(7.2)	$(35.3)	$11.9
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$12.7	$16.3	$25.4	$(6.4)	$(35.3)	$12.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$294.6	$324.8	$978.8	$(98.4)	$1,499.8
Cost of products sold	—	243.5	272.8	845.8	(98.4)	1,263.7
Selling, administration, & engineering expenses	—	65.4	0.9	74.7	—	141.0
Amortization of intangibles	—	5.7	—	2.0	—	7.7
Restructuring	—	0.2	0.1	5.3	—	5.6

Operating profit (loss)	—	(20.2)	51.0	51.0	—	81.8
Interest expense, net of interest income	—	(16.6)	—	(5.4)	—	(22.0)
Equity earnings	—	(0.5)	2.2	1.8	—	3.5
Other income (expense), net	—	17.9	1.1	(20.6)	—	(1.6)

Income (loss) before income taxes	—	(19.4)	54.3	26.8	—	61.7
Income tax expense (benefit)	—	18.1	(53.1)	(3.2)	—	(38.2)

Income (loss) before equity in income (loss) of subsidiaries	—	(37.5)	107.4	30.0	—	99.9
Equity in net income of subsidiaries	101.1	138.6	—	—	(239.7)	—

Net income	101.1	101.1	107.4	30.0	(239.7)	99.9
Net loss attributable to noncontrolling interest	—	—	—	1.2	—	1.2

Net income attributable to Cooper-Standard Holdings Inc.	$101.1	$101.1	$107.4	$31.2	$(239.7)	$101.1

Comprehensive income	$88.1	$88.1	$107.4	$17.6	$(215.0)	$86.2
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	1.9	—	1.9

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$88.1	$88.1	$107.4	$19.5	$(215.0)	$88.1

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$292.2	$337.7	$1,001.7	$(99.3)	$1,532.3
Cost of products sold	—	242.4	267.4	869.2	(99.3)	1,279.7
Selling, administration, & engineering expenses	—	65.4	2.8	79.6	—	147.8
Amortization of intangibles	—	5.7	—	2.0	—	7.7
Restructuring	—	1.7	0.2	4.0	—	5.9

Operating profit (loss)	—	(23.0)	67.3	46.9	—	91.2
Interest expense, net of interest income	(3.6)	(16.1)	—	(5.2)	—	(24.9)
Equity earnings	—	1.9	2.2	2.0	—	6.1
Other income (expense), net	—	13.5	0.2	(20.0)	—	(6.3)

Income (loss) before income taxes	(3.6)	(23.7)	69.7	23.7	—	66.1
Income tax expense	—	(8.0)	19.5	8.6	—	20.1

Income (loss) before equity in income (loss) subsidiaries	(3.6)	(15.7)	50.2	15.1	—	46.0
Equity in net income of subsidiaries	51.7	67.4	—	—	(119.1)	—

Net income	48.1	51.7	50.2	15.1	(119.1)	46.0
Net loss attributable to noncontrolling interest	—	—	—	2.1	—	2.1

Net income attributable to Cooper-Standard Holdings Inc.	$48.1	$51.7	$50.2	$17.2	$(119.1)	$48.1

Comprehensive income	$25.6	$29.2	$50.2	$(5.8)	$(75.4)	$23.8
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	1.8	—	1.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$25.6	$29.2	$50.2	$(4.0)	$(75.4)	$25.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$20.6	$94.6	$—	$45.3	$—	$160.5
Accounts receivable, net	—	65.2	78.9	263.3	—	407.4
Tooling receivable	—	20.5	13.5	116.2	—	150.2
Inventories	—	20.2	31.9	117.4	—	169.5
Prepaid expenses	—	6.8	0.3	23.4	—	30.5
Other	—	36.2	(0.3)	54.9	—	90.8

Total current assets	20.6	243.5	124.3	620.5	—	1,008.9
Investments in affiliates and intercompany accounts, net	639.8	95.6	1,115.0	(94.2)	(1,692.8)	63.4
Property, plant, and equipment, net	—	89.2	56.2	488.0	—	633.4
Goodwill	—	111.1	—	22.3	—	133.4
Other assets	1.2	135.4	(19.4)	70.8	—	188.0

	$661.6	$674.8	$1,276.1	$1,107.4	$(1,692.8)	$2,027.1

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$33.0	$—	$33.0
Accounts payable	—	43.7	45.4	187.4	—	276.5
Accrued liabilities	3.6	45.3	5.3	131.1	—	185.3

Total current liabilities	3.6	89.0	50.7	351.5	—	494.8
Long-term debt	196.1	450.0	—	0.8	—	646.9
Other liabilities	—	154.6	(0.1)	152.8	—	307.3

Total liabilities	199.7	693.6	50.6	505.1	—	1,449.0
Redeemable noncontrolling interests	—	—	—	12.8	—	12.8
Preferred stock	—	103.5	—	—	—	103.5
Total Cooper-Standard Holdings Inc. equity	461.9	(122.3)	1,225.5	589.6	(1,692.8)	461.9
Noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Total equity	461.9	(122.3)	1,225.5	589.5	(1,692.8)	461.8

Total liabilities and equity	$661.6	$674.8	$1,276.1	$1,107.4	$(1,692.8)	$2,027.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3.5	$(37.8)	$3.8	$(4.7)	$—	$(35.2)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(13.7)	(7.9)	(36.9)	—	(58.5)
Acquisition of business, net of cash acquired	—	—	—	(1.1)	—	(1.1)
Proceeds from the sale of assets and other	—	—	4.1	4.2	—	8.3

Net cash provided by (used in) investing activities	—	(13.7)	(3.8)	(33.8)	—	(51.3)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	—	—	—
Principal payments on long-term debt	—	—	—	(2.6)	—	(2.6)
Repurchase of preferred and common stock	—	(18.5)	—	—	—	(18.5)
Other	(3.5)	(1.6)	—	2.2	—	(2.9)

Net cash provided by (used in) financing activities	(3.5)	(20.1)	—	(0.4)	—	(24.0)
Effects of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9
Changes in cash and cash equivalents	—	(71.6)	—	(38.0)	—	(109.6)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$118.0	$—	$134.1	$—	$252.1

Depreciation and amortization	$—	$14.6	$7.6	$39.9	$—	$62.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.6	$(18.9)	$2.0	$(12.2)	$—	$(27.5)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(10.6)	(8.5)	(51.0)	—	(70.1)
Return on equity investments	—	—	2.1	—	—	2.1
Proceeds from the sale of fixed assets	—	—	—	0.3	—	0.3

Net cash used in investing activities	—	(10.6)	(6.4)	(50.7)	—	(67.7)
FINANCING ACTIVITIES
Proceeds from issuance of senior PIK toggle notes, net of debt issuance costs	194.9	—	—	—	—	194.9
Increase in short-term debt, net	—	—	—	4.3	—	4.3
Principal payments on long-term debt	—	—	—	(2.6)	—	(2.6)
Purchase of noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Repurchase of common stock	(174.2)	(43.0)	—	—	—	(217.2)
Proceeds from exercise of warrants	—	11.3	—	—	—	11.3
Other	(1.7)	(21.7)	—	17.4	—	(6.0)

Net cash provided by (used in) financing activities	19.0	(53.4)	—	17.2	—	(17.2)
Effects of exchange rate changes on cash and cash equivalents	—	—	—	2.3	—	2.3
Changes in cash and cash equivalents	20.6	(82.9)	(4.4)	(43.4)	—	(110.1)
Cash and cash equivalents at beginning of period	—	177.5	4.4	88.7	—	270.6

Cash and cash equivalents at end of period	$20.6	$94.6	$—	$45.3	$—	$160.5

Depreciation and amortization	$—	$14.4	$6.6	$37.0	$—	$58.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

16. Financial Instruments

Fair values of the Senior Notes approximated $480,938 and $477,000 at December 31, 2012 and June 30, 2013, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the Senior PIK Toggle Notes approximated $193,627 at June 30, 2013 based on quoted market prices, compared to the recorded value of $196,078. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the redeemable preferred stock approximated $169,193 and $175,075 at December 31, 2012 and June 30, 2013, respectively, compared to the recorded values of $121,649 and $103,489 at December 31, 2012 and June 30, 2013, respectively. This fair value measurement is classified within Level 3 of the fair value hierarchy.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $437 for the six months ended June 30, 2013. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of June 30, 2013 the estimated redemption value of the put option is $10,290. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At June 30, 2013 there was no difference between redemption value and fair value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

Cash Flow Hedges

Forward foreign exchange contracts— The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Romanian Leu against the Euro and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of June 30, 2013, the notional amount of these contracts was $20,363. The fair values of these contracts at June 30, 2013 were $144 in the asset position recorded in other current assets and $294 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was $(63) and $(113) for the three and six months ended June 30, 2013. These foreign currency derivative contracts consist of hedges of transactions up to December 2013.

Interest rate swaps—The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. As of June 30, 2013, the notional amount of this contract was $1,048. At June 30, 2013, the fair value before taxes of the Company’s interest rate swap contract was $41 and is recorded in accrued liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheet with the offset reflected in AOCI, net of deferred taxes. The amount reclassified from AOCI into interest expense for this swap was $53 and $(230) for the six months ended June 30, 2012 and 2013, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $41. The maturity date of this swap contract is September 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. As of June 30, 2013, the notional amount of these contracts was $12,300. At June 30, 2013, the fair value of the Company’s undesignated derivative forward contracts was $511 and is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other expense. The unrealized gain (loss) amounted to $(474) and $(305) for the three months ended June 30, 2012 and 2013, respectively, and $2,360 and $(493) for the six months ended June 30, 2012 and 2013, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 15, per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2012 and June 30, 2013, are shown below:

	December 31, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(68)	$—	$(68)	$—
Forward foreign exchange contracts	(29)	—	(29)	—

Total	$(97)	$—	$(97)	$—

	June 30, 2013
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(41)	$—	$(41)	$—
Forward foreign exchange contracts	(661)	—	(661)	—

Total	$(702)	$—	$(702)	$—

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

17. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement and the indentures governing the Senior Notes and the Senior PIK Toggle Notes.

At June 30, 2012 and 2013, the Company had $76,135 and $102,486, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $180,140 and $229,210 for the six months ended June 30, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $692 and $689 for the three months ended June 30, 2012 and 2013, respectively, and $1,301 and $1,329 for the six months ended June 30, 2012 and 2013, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

At June 30, 2012 and 2013, the Company had $14,360 and $16,985, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $44,111 and $49,877 for the six months ended June 30, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $97 and $136 for the three months ended June 30, 2012 and 2013, respectively, and $207 and $221 for the six months ended June 30, 2012 and 2013, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

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

Business Environment and Outlook

Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in South America and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, fuel prices, consumer confidence, employment levels, income growth trends, as well as manufacturer and dealer sales incentives.

Details on light vehicle production in certain regions for the three and six months ended June 30, 2012 and 2013 are provided in the following table:

	Three months ended June 30,			Six months ended June 30,
(In millions of units)	2012(1,2)	2013(1)	% Change	2012(1,2)	2013(1)	% Change
North America	4.0	4.2	5.0%	8.0	8.2	3.1%
Europe	5.0	5.0	(0.8)%	10.3	9.8	(4.8)%
South America	1.0	1.2	20.6%	2.0	2.3	14.2%
Asia Pacific	10.1	10.4	2.3%	20.6	21.1	2.7%

(1)	Production data based on IHS Automotive, June 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected annualized light vehicle production volumes for 2013, compared to the actual production volumes for 2012 are provided in the following table:

(In millions of units)	2012(1,2)	2013(1)	% Change
North America	15.4	16.2	4.6%
Europe	19.3	18.7	(3.1)%
South America	4.3	4.5	5.7%
Asia Pacific	40.8	42.2	3.5%

(1)	Production data based on IHS Automotive, June 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected light vehicle production volume for the third quarter of 2013, compared to the actual production volumes for the third quarter of 2012 are provided in the following table:

(In millions of units)	Q3 2012(1)	Q3 2013(1)	% Change
North America	3.7	4.0	7.9%
Europe	4.4	4.2	(2.8)%
South America	1.2	1.2	0.4%
Asia Pacific	9.7	10.2	5.3%

(1)	Production data based on IHS Automotive, June 2013.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollar amounts in thousands)

Sales	$734,501	$784,707	$1,499,765	$1,532,284
Cost of products sold	620,054	652,443	1,263,660	1,279,707

Gross profit	114,447	132,264	236,105	252,577
Selling, administration & engineering expenses	68,971	72,745	141,011	147,839
Amortization of intangibles	3,891	3,858	7,724	7,749
Restructuring	(507)	1,088	5,587	5,848

Operating profit	42,092	54,573	81,783	91,141
Interest expense, net of interest income	(10,814)	(13,575)	(22,001)	(24,782)
Equity earnings	2,792	3,363	3,549	6,098
Other expense, net	(4,514)	(6,013)	(1,567)	(6,345)

Income before income taxes	29,556	38,348	61,764	66,112
Income tax expense (benefit)	(46,226)	12,202	(38,164)	20,093

Net income	75,782	26,146	99,928	46,019
Net loss attributable to noncontrolling interests	1,534	1,286	1,175	2,114

Net income attributable to Cooper-Standard Holdings Inc.	$77,316	$27,432	$101,103	$48,133

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Sales. Sales were $784.7 million for the three months ended June 30, 2013 compared to $734.5 million for the three months ended June 30, 2012, an increase of $50.2 million, or 6.8%. Sales were favorably impacted by increased volumes in all regions and favorable foreign exchange of $3.2 million. These items were partially offset by customer price concessions.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $652.4 million for the three months ended June 30, 2013 compared to $620.1 million for the three months ended June 30, 2012, an increase of $32.4 million or 5.2%. Raw materials comprise the largest component of our cost of products sold and represented 52% and 50% of total cost of products sold for the three months ended June 30, 2012 and 2013, respectively. The period was impacted by increased volumes in all regions, higher staffing costs and other operating expenses. These items were partially offset by lean savings and favorable material prices.

Gross Profit. Gross profit for the three months ended June 30, 2013 was $132.3 million compared to $114.4 million for the three months ended June 30, 2012, an increase of $17.8 million, or 15.6%. As a percentage of sales, gross profit was 15.6% and 16.9% of sales for the three months ended June 30, 2012 and 2013, respectively. The increase in gross profit margin was driven primarily by the favorable impact of lean savings, material prices, increased volumes in all regions and lower depreciation expense, partially offset by customer price concessions, higher staffing costs and other operating expenses.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2013 was $72.7 million or 9.3% of sales compared to $69 million or 9.4% of sales for the three months ended June 30, 2012. Selling, administration and engineering expense for the three months ended June 30, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges were $1.1 million for the three months ended June 30, 2013 for previously announced restructuring initiatives.

Interest Expense, Net. Net interest expense of $10.8 million for the three months ended June 30, 2012 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense of $13.6 million for the three months ended June 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.

Other Expense, Net. Other expense for the three months ended June 30, 2013 was $6 million, which consisted primarily of foreign currency losses of $7.4 million, unrealized losses related to forward contracts of $0.3 million, and loss on sale of receivables of $0.4 million, partially offset by miscellaneous income of $2.1 million. Other expense for the three months ended June 30, 2012 was $4.5 million, which consisted primarily of foreign currency losses of $3.7 million, unrealized losses related to forward contracts of $0.5 million, and loss on sale of receivables of $0.3 million.

Income Tax Expense (Benefit). For the three months ended June 30, 2013, we recorded income tax provision of $12.2 million on earnings before income taxes of $38.3 million. This compares to an income tax benefit of $(46.2) million on earnings before income taxes of $29.6 million for the same period of 2012, which included a benefit of $(53.4) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the three months ended June 30, 2012. Income tax expense for the three months ended June 30, 2013 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Sales. Sales increased to $1,532.3 million for the six months ended June 30, 2013 compared to $1,499.8 million for the six months ended June 30, 2012, an increase of $32.5 million, or 2.2%. Sales were favorably impacted by increased volumes primarily in North America and South America, partially offset by customer price concessions and unfavorable foreign exchange of $1.6 million.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,279.7 million for the six months ended June 30, 2013 compared to $1,263.7 million for the six months ended June 30, 2012, an increase of $16 million or 1.3%. Raw materials comprise the largest component of our cost of products sold and represented 52% and 50% of total cost of products sold for the six months ended June 30, 2012 and 2013, respectively. The period was impacted by increased volumes primarily in North America and South America, higher staffing costs and other operating expenses. These items were partially offset by lean savings and favorable material prices.

Gross Profit. Gross profit for the six months ended June 30, 2013 was $252.6 million compared to $236.1 million for the six months ended June 30, 2012. As a percentage of sales, gross profit was 15.7% and 16.5% of sales for the six months ended June 30, 2012 and 2013, respectively. The increase was driven by the favorable impact of lean savings, material prices, increased volumes primarily in North America and South America and lower depreciation expense, partially offset by customer price concessions, higher staffing costs and other operating expenses.

Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2013 was $147.8 million or 9.6% of sales compared to $141 million or 9.4% of sales for the six months ended June 30, 2012. Selling, administration and engineering expense for the six months ended June 30, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges of $5.8 million for the six months ended June 30, 2013 were increased slightly compared to $5.6 million for the six months ended June 30, 2012.

Interest Expense, Net. Net interest expense of $22 million for the six months ended June 30, 2012 resulted primarily from interest and debt issue amortization recorded on the Senior Notes. Net interest expense of $24.8 million for the six months ended June 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.

Other Expense, Net. Other expense for the six months ended June 30, 2013 was $6.3 million, which consisted primarily of $7.2 million of foreign currency losses, $0.5 million of unrealized losses related to forward contracts, and $0.8 million of loss on sale of receivables, partially offset by $2.1 million of other miscellaneous income. Other expense for the six months ended June 30, 2012 was $1.6 million, which consisted primarily of $4.3 million of foreign currency losses and $0.5 million of loss on sale of receivables, partially offset by $2.4 million of gains related to forward contracts and $0.9 million of other miscellaneous income.

Income Tax Expense (Benefit). For the six months ended June 30, 2013, we recorded an income tax provision of $20.1 million on earnings before income taxes of $66.1 million. This compares to an income tax benefit of $(38.2) million on earnings before income taxes of $61.8 million for the same period of 2012, which included a benefit of $(53.4) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States recorded discretely in the six months ended June 30, 2012. Income tax expense for the six months ended June 30, 2013 differs from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollar amounts in thousands)
Sales to external customers
North America	$387,279	$400,098	$775,414	$782,906
Europe	264,196	283,647	553,224	548,154
South America	34,222	50,275	68,074	95,677
Asia Pacific	48,804	50,687	103,053	105,547

Consolidated	$734,501	$784,707	$1,499,765	$1,532,284

Segment profit (loss)
North America	$43,127	$37,626	$81,132	$71,432
Europe	(10,253)	(1,231)	(14,123)	(7,284)
South America	(3,252)	(541)	(5,385)	(3,922)
Asia Pacific	(66)	2,494	140	5,886

Income before income taxes	$29,556	$38,348	$61,764	$66,112

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

North America. Sales for the three months ended June 30, 2013 increased $12.8 million, or 3.3%, primarily due to an increase in sales volume, partially offset by customer price concessions. Segment profit for the three months ended June 30, 2013 decreased by $5.5 million, primarily due to, customer price concessions, higher staffing costs and other operating expenses, partially offset by the favorable impact of lean savings, material prices and increased sales volume.

Europe. Sales for the three months ended June 30, 2013 increased $19.5 million, or 7.4%, primarily due to an increase in sales volume and favorable foreign exchange of $5.4 million, partially offset by customer price concessions. Segment loss for the three months ended June 30, 2013 improved by $9 million, primarily due to increased volumes, the favorable impact of lean and restructuring savings and favorable material prices, partially offset by customer price concessions, higher staffing costs and other operating expenses.

South America. Sales for the three months ended June 30, 2013 increased $16.1 million, or 46.9%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $2.7 million. Segment loss for the three months ended June 30, 2013 improved by $2.7 million, primarily due to increased volumes and the favorable impact of lean savings and material prices, partially offset by other operating expenses.

Asia Pacific. Sales for the three months ended June 30, 2013 increased $1.9 million, or 3.9%, primarily due to an increase in sales volume and favorable foreign exchange of $0.5 million. Segment profit for the three months ended June 30, 2013 increased by $2.6 million, primarily due to increased volumes and the favorable impact of lean savings, partially offset by higher staffing costs.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

North America. Sales for the six months ended June 30, 2013 increased $7.5 million, or 1.0%, primarily due to an increase in sales volume, partially offset by customer price concessions. Segment profit for the six months ended June 30, 2013 decreased by $9.7 million, primarily due to, customer price concessions, higher staffing costs and other operating expenses, partially offset by the favorable impact of lean savings, material prices and increased sales volume.

Europe. Sales for the six months ended June 30, 2013 decreased $5.1 million, or 0.9%, primarily due to a decrease in sales volume and customer price concessions, partially offset by favorable foreign exchange of $7.1 million. Segment loss for the six months ended June 30, 2013 improved by $6.8 million, primarily due to the favorable impact of lean and restructuring savings and favorable material prices, partially offset by decreased volumes, customer price concessions, higher staffing costs and other operating expenses.

South America. Sales for the six months ended June 30, 2013 increased $27.6 million, or 40.5%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $8.5 million. Segment loss for the six months ended June 30, 2013 improved by $1.5 million, primarily due to increased volumes, lean savings and favorable material prices, partially offset by other operating expenses.

Asia Pacific. Sales for the six months ended June 30, 2013 increased $2.5 million, or 2.4%, primarily due to an increase in sales volume. Segment profit for the six months ended June 30, 2013 increased by $5.7 million, primarily due to increased volumes and lean savings, partially offset by higher staffing costs.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility, in addition to certain receivable factoring. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. For additional information, see Note 5. “Debt” to the condensed consolidated financial statements.

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

Cash Flows

Operating Activities. Net cash used in operations was $27.5 million for the six months ended June 30, 2013, which included $148.7 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payables. Net cash used in operations was $35.3 million for the six months ended June 30, 2012, which included $155.1 million of cash used that related to changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $67.7 million for the six months ended June 30, 2013, which consisted of $70.1 million of capital spending, offset by a $2.1 million return on equity investments and proceeds of $0.3 million for the sale of fixed assets. Net cash used in investing activities was $51.3 million for the six months ended June 30, 2012, which consisted of $58.5 million of capital spending and final payment of $1.1 million related to the acquisition of Sigit S.p.A., offset by proceeds of $8.3 million for the sale of fixed assets. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2013.

Financing Activities. Net cash used in financing activities totaled $17.2 million for the six months ended June 30, 2013, which consisted primarily of repurchase of common stock of $217.2 million, payments on long-term debt of $2.6 million, purchase of noncontrolling interest of $1.9 million and payment of cash dividends of $1.7 million, partially offset by proceeds of $194.9 million from the issuance of Senior PIK Toggle Notes and $11.3 million related to the exercise of stock warrants. Net cash used in financing activities totaled $24 million for the six months ended June 30, 2012, which consisted primarily of repurchase of common stock of $13.6 million, repurchase of preferred stock of $4.9 million, payments on long-term debt of $2.6 million and payment of cash dividends of $3.5 million.

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

We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our Senior Notes, Senior PIK Toggle Notes and Senior ABL Facility;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most directly comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$77.3	$27.4	$101.1	$48.1
Income tax expense (benefit)	(46.2)	12.2	(38.2)	20.1
Interest expense, net of interest income	10.8	13.6	22.0	24.8
Depreciation and amortization	30.5	28.2	62.1	58.0

EBITDA	$72.4	$81.4	$147.0	$151.0
Restructuring (1)	(0.5)	1.0	5.6	5.8
Noncontrolling interest restructuring (2)	—	(0.1)	(0.3)	(0.8)
Stock-based compensation (3)	2.2	0.5	5.0	3.2
Other	—	(0.3)	—	—

Adjusted EBITDA	$74.1	$82.5	$157.3	$159.2

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

Recent Accounting Pronouncements

See Note 1. “Overview” to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: cyclicality of the automotive industry with the possibility of further material contractions in automotive sales and production effecting the viability of our customers and financial condition of our customers; global economic uncertainty, particularly in Europe; loss of large customers or significant platforms; supply shortages; escalating pricing pressures and decline of volume requirements from our customers; our ability to meet significant increases in demand; availability and increasing volatility in cost of raw materials or manufactured components; our ability to continue to compete successfully in the highly competitive automotive parts industry; risks associated with our non-U.S. operations; foreign currency exchange rate fluctuations; our ability to control the operations of joint ventures for our benefit; the effectiveness of our lean manufacturing and other cost savings plans; product liability and warranty and recall claims that may be brought against us; work stoppages or other labor conditions; natural disasters; our ability attract and retain key personnel; our ability to meet our customers’ needs for new and improved products in a timely manner or cost-effective basis; the possibility that our acquisition strategy may not be successful; our legal rights to our intellectual property portfolio; environmental and other regulations; legal proceedings or commercial and contractual disputes that we may be involved in; the possible volatility of our annual effective tax rate; our ability to generate sufficient cash to service our indebtedness, obtain future financing, and meet dividend obligations on our 7% preferred stock; our underfunded pension plans; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to our goodwill and long-lived assets; and operating and financial restrictions imposed on us by our indentures governing our outstanding notes and our Senior ABL facility. See Item 1A. Risk Factors, in our 2012 Annual Report on Form 10-K for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2013, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On April 5, 2013, the Company commenced a cash tender offer to purchase up to 4,651,162 shares of its common stock at a price of $43.00 per share (the “Equity Tender Offer”). On May 2, 2013, the Company purchased 4,651,162 shares pursuant to the Equity Tender Offer at a purchase price of $43.00 per share for an aggregate purchase price of approximately $200,000. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes (see Note 5. “Debt”), together with cash on hand, to finance the purchase of shares of common stock pursuant to the Equity Tender Offer.

On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock 7% preferred stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with the prevailing market conditions and federal securities laws and regulations. The Company expects to fund all repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the program may be discontinued at any time at the Company’s discretion.

The following table presents repurchases of common stock during the period covered by this Report:

2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1 - April 30	—		$—	—	$—
May 1 - May 31	4,737,544	(1)	$43.02	4,651,162	$50.0
June 1 - June 30	102,367	(2)	$45.41	102,367	$45.4

Total	4,839,911		$43.07	4,753,529	$45.4

(1)	86,382 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans and 4,651,162 shares of common stock were purchased by the Company pursuant to the Equity Tender Offer.
(2)	102,367 shares of common stock were purchased by the Company under the Program from stockholders in open market transactions.

The following table presents repurchases of preferred stock during the period:

2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1 - April 30	—		$—	—	$—
May 1 - May 31	4,045	(1)	$204.46	—	$50.0
June 1 - June 30	—		$—	—	$45.4

Total	4,045		$204.46	—	$45.4

(1)	4,045 shares of preferred stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Designations of 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2013)

4.1	Indenture, dated as of April 3, 2013, by and among Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2013)

4.2	Forms of Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2013)

4.3	Officer’s Certificate, dated May 20, 2013 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2013)

10.1	Escrow Agreement, dated April 3, 2013 by and among Cooper-Standard Holdings Inc., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2013)

10.2	Amended and Restated Loan and Security Agreement, dated April 8, 2013, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive International Holdings B.V., Cooper-Standard Automotive Canada Limited and Bank of America, N.A., individually and as agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

10.3+	Amended and Restated 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2013)

10.4	Purchase Agreement, dated May 13, 2013, by and among Cooper-Standard Holdings Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2013)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 7, 2013	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman, Chief Executive Officer and Director (Principal Executive Officer)

August 7, 2013	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 7, 2013	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Designations of 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2013)

4.1	Indenture, dated as of April 3, 2013, by and among Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2013)

4.2	Forms of Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2013)

4.3	Officer’s Certificate, dated May 20, 2013 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2013)

10.1	Escrow Agreement, dated April 3, 2013 by and among Cooper-Standard Holdings Inc., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as escrow agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2013)

10.2	Amended and Restated Loan and Security Agreement, dated April 8, 2013, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive International Holdings B.V., Cooper-Standard Automotive Canada Limited and Bank of America, N.A., individually and as agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013)

10.3+	Amended and Restated 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2013)

10.4	Purchase Agreement, dated May 13, 2013, by and among Cooper-Standard Holdings Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2013)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
+	Management contract or compensatory plan or arrangement.