Form 10-Q
period 2013-09-30
Cooper-Standard Holdings Inc.
filed 2013-11-06
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 30, 2013 there were 13,148,169 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.

Form 10-Q

For the period ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Sales	$684,029	$764,057	$2,183,794	$2,296,341
Cost of products sold	580,956	649,028	1,844,616	1,928,735

Gross profit	103,073	115,029	339,178	367,606
Selling, administration & engineering expenses	65,421	72,968	206,432	220,807
Amortization of intangibles	3,866	3,785	11,590	11,534
Restructuring	10,171	1,907	15,758	7,755

Operating profit	23,615	36,369	105,398	127,510
Interest expense, net of interest income	(11,325)	(15,171)	(33,326)	(39,953)
Equity earnings	2,342	2,595	5,891	8,693
Other income (expense), net	1,118	960	(449)	(5,385)

Income before income taxes	15,750	24,753	77,514	90,865
Income tax expense (benefit)	5,392	4,467	(32,772)	24,560

Net income	10,358	20,286	110,286	66,305
Net loss attributable to noncontrolling interests	1,266	310	2,441	2,424

Net income attributable to Cooper-Standard Holdings Inc.	$11,624	$20,596	$112,727	$68,729

Net income available to Cooper-Standard Holdings Inc. common stockholders	$8,037	$15,144	$86,588	$51,059

Earnings per share
Basic	$0.46	$1.16	$4.93	$3.49

Diluted	$0.44	$1.08	$4.63	$3.26

Comprehensive income	$18,790	$33,913	$104,998	$57,714
Comprehensive loss attributable to noncontrolling interests	825	535	2,758	2,365

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$19,615	$34,448	$107,756	$60,079

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except share amounts)

	December 31, 2012	September 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,555	$119,232
Accounts receivable, net	350,013	429,658
Tooling receivable	116,947	149,906
Inventories	143,253	186,758
Prepaid expenses	21,902	32,505
Other	87,802	93,909

Total current assets	990,472	1,011,968
Property, plant and equipment, net	628,608	700,922
Goodwill	133,716	133,993
Intangibles, net	116,724	102,892
Deferred tax assets	72,718	53,025
Other assets	83,739	90,717

	$2,025,977	$2,093,517

Liabilities and Equity
Current liabilities:
Debt payable within one year	$32,556	$30,264
Accounts payable	271,355	298,763
Payroll liabilities	102,857	115,843
Accrued liabilities	80,148	93,543

Total current liabilities	486,916	538,413
Long-term debt	450,809	648,968
Pension benefits	201,104	184,529
Postretirement benefits other than pensions	69,142	67,866
Deferred tax liabilities	10,801	5,994
Other liabilities	42,131	35,119

Total liabilities	1,260,903	1,480,889

Redeemable noncontrolling interests	14,194	12,511
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2012, and September 30, 2013; 964,247 shares issued and 958,333 outstanding at December 31, 2012 and 820,659 shares issued and 810,382 outstanding at September 30, 2013	121,649	103,581

Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2012 and September 30, 2013; 18,426,831 shares issued and 17,275,852 outstanding at December 31, 2012 and 14,696,592 shares issued and 13,146,908 outstanding at September 30, 2013	16	13
Additional paid-in capital	471,851	382,844
Retained earnings	201,907	167,924
Accumulated other comprehensive loss	(45,448)	(54,098)

Total Cooper-Standard Holdings Inc. equity	628,326	496,683
Noncontrolling interests	905	(147)

Total equity	629,231	496,536

Total liabilities and equity	$2,025,977	$2,093,517

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2012	2013
Operating Activities:
Net income	$110,286	$66,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	79,640	71,741
Amortization of intangibles	11,590	11,534
Stock-based compensation expense	11,473	8,660
Equity earnings, net of dividends related to earnings	(5,009)	(3,345)
Deferred income taxes	(47,763)	14,604
Other	(334)	584
Changes in operating assets and liabilities	(182,401)	(152,510)

Net cash provided by (used in) operating activities	(22,518)	17,573
Investing activities:
Capital expenditures, including other intangible assets	(91,537)	(132,794)
Acquisition of businesses, net of cash acquired	(1,084)	(13,504)
Return on equity investments	—	2,120
Proceeds from sale of fixed assets and other	8,997	3,584

Net cash used in investing activities	(83,624)	(140,594)
Financing activities:
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	—	194,357
Increase (decrease) in short term debt, net	(2,833)	1,648
Principal payments on long-term debt	(4,310)	(3,825)
Preferred stock cash dividends paid	(5,135)	(4,747)
Purchase of noncontrolling interest	—	(1,911)
Repurchase of preferred stock	(4,870)	—
Repurchase of common stock	(20,636)	(217,549)
Proceeds from exercise of warrants	—	11,252
Other	520	(5,302)

Net cash used in financing activities	(37,264)	(26,077)
Effects of exchange rate changes on cash and cash equivalents	(501)	(2,225)

Changes in cash and cash equivalents	(143,907)	(151,323)
Cash and cash equivalents at beginning of period	361,745	270,555

Cash and cash equivalents at end of period	$217,838	$119,232

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended September 30, 2013 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption of this ASU had no impact on the condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. generally accepted accounting principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The effects of adoption were not significant and the additional required disclosures are included in Note 9. “Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests.”

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment. This ASU permits companies to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing the quantitative impairment test. This ASU is effective for fiscal years beginning after September 15, 2012. The Company adopted this guidance effective January 1, 2013. The impact of the adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

2. Acquisitions

On July 31, 2013, the Company completed the acquisition of Jyco Sealing Technologies (“Jyco”) for cash consideration of $14,382. The business acquired in the transaction is operated from Jyco’s manufacturing locations in Canada, Mexico and China. Jyco provides Thermoplastic Vulcanizate (“TPV”) sealing technology and has primarily supplied sealing systems and components to the automotive industry. This directly aligns with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations are included in the Company’s condensed consolidated financial statements from the date of acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table summarizes the estimated fair value of Jyco assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$878
Accounts receivable	9,407
Tooling receivable	2,036
Inventories	6,593
Property, plant, and equipment	14,055
Other assets	886

Total assets acquired	33,855

Accounts payable	10,418
Other current liabilities	7,021
Other long-term liabilities	2,034

Total liabilities assumed	19,473

Net assets acquired	$14,382

The estimated fair value of certain current assets, current liabilities, property, plant, and equipment, tooling and intangible assets, are preliminary and may change in the future as information becomes available from third party and other valuations.

3. Goodwill and Intangibles

Effective April 1, 2013, the Company changed its basis of presentation from two to four segments. The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2013 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2013	$115,420	$13,836	$—	$4,460	$133,716
Foreign exchange translation	(155)	354	—	78	277

Balance at September 30, 2013	$115,265	$14,190	$—	$4,538	$133,993

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.”

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2012 and September 30, 2013, respectively:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships	$135,741	$(34,184)	$101,557
Developed technology	9,574	(4,143)	5,431
Other	10,337	(601)	9,736

Balance at December 31, 2012	$155,652	$(38,928)	$116,724

Customer relationships	$133,661	$(43,586)	$90,075
Developed technology	9,678	(5,381)	4,297
Other	9,445	(925)	8,520

Balance at September 30, 2013	$152,784	$(49,892)	$102,892

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

Amortization expense totaled $3,866 and $3,785 for the three months ended September 30, 2012 and 2013, respectively, and $11,590 and $11,534 for the nine months ended September 30, 2012 and 2013, respectively. Amortization expense is estimated to be approximately $15,300 for the year ending December 31, 2013.

4. Restructuring

Restructuring activities initiated prior to 2012

The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to January 1, 2012 and continued to execute these initiatives during 2013. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the disposal of the respective facilities.

The following table summarizes the restructuring expense for these initiatives for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Employee separation costs	$295	$54	$(1,516)	$299
Other exit costs	869	167	4,242	1,309
Asset Impairments	—	1,023	147	1,110
Postretirement benefit curtailment gain	—	—	(1,539)	—

	$1,164	$1,244	$1,334	$2,718

The following table summarizes the activity in the restructuring liability for these initiatives for the nine months ended September 30, 2013:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2013	$2,054	$61	$—	$2,115
Expense	299	1,309	1,110	2,718
Cash payments and foreign exchange translation	(903)	(1,306)	—	(2,209)
Utilization of reserve	—	—	(1,110)	(1,110)

Balance at September 30, 2013	$1,450	$64	$—	$1,514

Restructuring activities initiated in 2012

During 2012, the Company initiated the restructuring of certain facilities in Europe to change the Company’s European footprint to improve operating performance. The majority of the costs have been recognized, however, additional costs may be incurred. The Company has recognized $23,854 of costs related to these initiatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table summarizes the restructuring expense for these initiatives for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Employee separation costs	$8,797	$108	$14,053	$2,724
Other exit costs	210	241	210	378

	$9,007	$349	$14,263	$3,102

The following table summarizes the activity in the restructuring liability for these initiatives for the nine months ended September 30, 2013:

	Employee	Other
	Separation	Exit	Asset
	Costs	Costs	Impairments	Total
Balance at January 1, 2013	$13,507	$—	$—	$13,507
Expense	2,724	378	—	3,102
Cash payments and foreign exchange translation	(14,295)	(378)	—	(14,673)

Balance at September 30, 2013	$1,936	$—	$—	$1,936

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

Restructuring activities initiated in 2013

In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621, all of which is paid. No additional expense is expected to be incurred related to this initiative.

In the third quarter of 2013, the Company initiated the closure of a facility in Korea and the transfer of equipment to another facility in Korea. The estimated cost of this initiative is $1,000 and is expected to be completed in 2014. For the three and nine months ended September 30, 2013, the Company recorded $314 of expense related to this initiative. As of September 30, 2013, the liability associated with this initiative is $316.

5. Inventories

Inventories were comprised of the following at December 31, 2012 and September 30, 2013:

	December 31,	September 30,
	2012	2013
Finished goods	$37,415	$43,361
Work in process	32,383	41,027
Raw materials and supplies	73,455	102,370

	$143,253	$186,758

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

6. Debt

Outstanding debt consisted of the following at December 31, 2012 and September 30, 2013:

	December 31,	September 30,
	2012	2013
Senior notes	$450,000	$450,000
Senior PIK toggle notes	—	196,281
Other borrowings	33,365	32,951

Total debt	$483,365	$679,232
Less current portion	(32,556)	(30,264)

Total long-term debt	$450,809	$648,968

Senior ABL Facility

On April 8, 2013 the Company and certain of its subsidiaries entered into the Amended and Restated Senior Loan and Security Agreement (“the Senior ABL Facility”), with certain lenders, which amended and restated the existing of its senior secured asset-based revolving credit facility. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $225,000 (if requested by the Company and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2013, no amounts were drawn under the Senior ABL Facility, but there was approximately $26,422 of letters of credit outstanding under the facility.

Senior PIK Toggle Notes

On April 3, 2013, the Company issued $175,000 aggregate principal amount of its Senior PIK Toggle Notes (the “Senior PIK Toggle Notes”). The Senior PIK Toggle Notes bear an interest rate of 7.375% and mature on April 1, 2018. The Senior PIK Toggle Notes were issued pursuant to an indenture dated April 3, 2013. The Senior PIK Toggle Notes were issued at a discount of $3,938. On May 20, 2013, the Company issued an additional $25,000 Senior PIK Toggle Notes pursuant to the indenture dated April 3, 2013. The Senior PIK Toggle Notes were issued at a discount of $188. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes, together with cash on hand, to finance the purchase of shares pursuant to the Equity Tender Offer. For additional information on the Equity Tender Offer, see Note 9. “Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests.”

The Company will pay the first interest payment on the Senior PIK Toggle Notes in cash (“Cash Interest”). For each interest period thereafter (other than for the final interest period ending at stated maturity, which will be made in cash), the Company will be required to pay Cash Interest, unless the conditions described in the indenture are satisfied, in which case the Company will be entitled to pay, to the extent described in the indenture, interest by increasing the principal amount of the outstanding Senior PIK Toggle Notes or issuing new Senior PIK Toggle Notes (such increase or issuance, “PIK Interest”). Cash Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 7.375% per annum. PIK Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 8.125% per annum.

The Senior PIK Toggle Notes were not guaranteed as of the date of issuance. If any of the Company’s wholly-owned domestic restricted subsidiaries guarantees certain debt of the Company, such subsidiary will also be required to guarantee the Senior PIK Toggle Notes.

The Senior PIK Toggle Notes constitute senior debt of the Company and (1) rank equally in right of payment with all of the Company’s existing and future senior debt, (2) rank senior in right of payment to any future subordinated debt of the Company, (3) are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries (other than indebtedness and liabilities owed to the Company).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The Company has the right to redeem the Senior PIK Toggle Notes at the redemption prices under certain circumstances. If a change of control occurs with respect to the Company, unless the Company has exercised its right to redeem all of the outstanding Senior PIK Toggle Notes, each noteholder shall have the right to require the Company to repurchase such noteholder’s Senior PIK Toggle Notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Senior PIK Toggle Notes indenture contains covenants and events of default customary for an issuer of non-investment grade debt and substantially similar to the covenants and events of default in the indenture governing the 8  1⁄2% Senior Notes due 2018 issued by Cooper-Standard Automotive Inc., a wholly-owned subsidiary of the Company.

7. Pension and Postretirement Benefits other than Pensions

The following tables disclose the amount of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2013 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$287	$778	$305	$881
Interest cost	3,476	1,919	3,052	1,694
Expected return on plan assets	(3,868)	(1,010)	(4,342)	(927)
Amortization of prior service cost and recognized actuarial loss	124	96	344	325

Net periodic benefit cost (gain)	$19	$1,783	$(641)	$1,973

	Pension Benefits
	Nine Months Ended September 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$861	$2,366	$915	$2,646
Interest cost	10,428	5,830	9,156	5,095
Expected return on plan assets	(11,604)	(3,010)	(13,026)	(2,812)
Amortization of prior service cost and recognized actuarial loss	372	284	1,032	981
Settlement	—	—	783	—

Net periodic benefit cost (gain)	$57	$5,470	$(1,140)	$5,910

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$136	$163	$147	$163
Interest cost	449	206	407	183
Amortization of prior service credit and recognized actuarial gain	(444)	(14)	(281)	(35)
Other	19	—	6	—

Net periodic benefit cost	$160	$355	$279	$311

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$408	$486	$441	$497
Interest cost	1,347	614	1,221	557
Amortization of prior service credit and recognized actuarial gain	(1,332)	(41)	(843)	(106)
Other	57	—	18	—
Curtailment gain	(1,539)	—	—	—

Net periodic benefit cost (gain)	$(1,059)	$1,059	$837	$948

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

The effective tax rate for the three and nine months ended September 30, 2013 was 18% and 27%, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was 34% and (42%), respectively, which included a benefit of ($19,500) included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances and a benefit of ($48,300) resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States. Excluding the impact of releasing the US valuation allowance in 2012, the effective tax rate for the three and nine months ended September 30, 2012 was 34% and 20%, respectively. The income tax rate for the three and nine months ended September 30, 2013 varies from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests

The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013, net of related tax, are as follows:

	Three Months ended September 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at July 1, 2013	$(5,111)	$(62,673)	$(166)	$(67,950)
Other comprehensive income (loss) before reclassifications	14,501	(979)	130	13,652
Amounts reclassified from accumulated other comprehensive income (loss)	—	239	(39)	200

Net current period other comprehensive income (loss)(1)	14,501	(740)	91	13,852

Balance at September 30, 2013	$9,390	$(63,413)	$(75)	$(54,098)

Amounts in parentheses indicate debits.

(1)    Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $24. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $3.

	Nine Months ended September 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2013	$18,320	$(64,018)	$250	$(45,448)
Other comprehensive loss before reclassifications	(8,930)	(74)	(53)	(9,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—	679	(272)	407

Net current period other comprehensive income (loss)(1)	(8,930)	605	(325)	(8,650)

Balance at September 30, 2013	$9,390	$(63,413)	$(75)	$(54,098)

Amounts in parentheses indicate debits.

(1)    Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of ($376). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $128.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are as follows:

	Gain (loss) reclassified			Location of gain (loss) reclassified into income
Details about accumulated other	Three months ended	Nine months ended
comprehensive loss components	September 30, 2013	September 30, 2013
Fair value change of derivatives
Interest rate contracts	$(21)	$209		Interest expense, net of interest income
Foreign exchange contracts	68	181		Cost of products sold

	47	390		Income before income taxes
	(8)	(118)		Income tax expense

	$39	$272		Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$161	$472	(1)
Actuarial losses	(495)	(1,427	)(1)

	(334)	(955)		Income before income taxes
	95	276		Income tax benefit

	$(239)	$(679)		Consolidated net income

Total reclassifications for the period	$(200)	$(407)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the nine months ended September 30, 2013:

	Cooper- Standard Holdings Inc.	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Equity at January 1, 2013	$628,326	$905	$629,231	$14,194
Net income (loss)	68,729	(25)	68,704	(2,399)
Preferred stock dividends	(4,569)	—	(4,569)	—
Repurchase of common stock	(217,549)	—	(217,549)	—
Conversion of preferred shares	18,252	—	18,252
Warrant exercise	11,252	—	11,252	—
Other comprehensive income (loss)	(8,650)	(1)	(8,651)	60
Stock-based compensation	3,026	—	3,026	—
Shares issued under stock option plans	(593)	—	(593)	—
Accretion of redeemable noncontrolling interests	(656)	—	(656)	656
Purchase of noncontrolling interest	(885)	(1,026)	(1,911)	—

Equity at September 30, 2013	$496,683	$(147)	$496,536	$12,511

Equity Tender Offer

On April 5, 2013, the Company commenced an Equity Tender Offer. On May 2, 2013, the Company purchased 4,651,162 shares pursuant to the Equity Tender Offer at a purchase price of $43.00 per share for an aggregate purchase price of approximately $200,000. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes (see Note 6. “Debt”), together with cash on hand, to finance the purchase of shares of common stock pursuant to the Equity Tender Offer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

10. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% cumulative participating convertible preferred stock (“7% preferred stock”), premium paid for redemption of 7% preferred stock and undistributed earnings allocated to participating securities, by the weighted average number of shares of common stock outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding are considered participating securities. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was antidilutive. A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net income attributable to Cooper-Standard Holdings Inc.	$11,624	$20,596	$112,727	$68,729
Less: 7% Preferred stock dividends (paid or unpaid)	(1,699)	(1,419)	(5,087)	(4,569)
Less: Premium paid for redemption of 7% preferred stock	—	—	(974)	—
Less: Undistributed earnings allocated to participating securities	(1,888)	(4,033)	(20,078)	(13,101)

Basic net income available to Cooper-Standard Holdings Inc. common stockholders	$8,037	$15,144	$86,588	$51,059
Increase in fair value of share-based awards	$—	$212	$—	$466

Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$8,037	$15,356	$86,588	$51,525

Basic weighted average shares of common stock outstanding	17,454,226	13,045,575	17,578,580	14,621,535
Dilutive effect of:
Restricted common stock	172,586	144,086	270,230	206,588
Restricted 7% preferred stock	19,181	—	47,833	19,949
Warrants	570,067	899,420	699,533	800,116
Options	77,707	162,878	111,023	139,655

Diluted weighted average shares of common stock outstanding	18,293,767	14,251,959	18,707,199	15,787,843

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.46	$1.16	$4.93	$3.49

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.44	$1.08	$4.63	$3.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The effect of certain common stock equivalents, including the 7% preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for the three and nine months ended September 30, 2012 and 2013, as inclusion would have been antidilutive. A summary of these shares of 7% preferred stock (as if converted) and options are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Number of options	272,800	131,000	272,800	131,000
Exercise price	$43.50-46.75	$52.25-52.50	$43.50-46.75	$52.25-52.50
7% Preferred stock, as if converted	4,099,692	3,479,719	4,076,150	3,751,800
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$3,587	$5,460	$26,139	$17,670

11. Redeemable Preferred Stock

The following table reconciles the Company’s 7% preferred stock activity for the nine months ended September 30, 2013:

	Preferred Shares	Preferred Stock
Balance at January 1, 2013	958,333	$121,649
Stock-based compensation	—	745
Converted preferred stock shares	(142,590)	(18,252)
Repurchased preferred stock shares	(4,363)	(561)
Forfeited shares	(998)	—

Balance at September 30, 2013	810,382	$103,581

On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock will be converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,386 shares of common stock. On the conversion date, the shares of 7% preferred stock will be cancelled and all rights of holders of 7% preferred stock will terminate (other than the right to receive shares of common stock issuable upon conversion). Shares of 7% preferred stock that are converted and cancelled will be restored to the status of authorized but unissued preferred stock of the Company.

12. Stock-Based Compensation

On May 27, 2010, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan. In 2011, the Company adopted the 2011 Omnibus Incentive Plan, which amended, restated and replaced the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan. Under these plans, stock options, restricted common stock, restricted 7% preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,436 and $3,026 for the three months ended September 30, 2012 and 2013, respectively, and $11,473 and $8,660 for the nine months ended September 30, 2012 and 2013, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

13. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Foreign currency gains (losses)	$(193)	$813	$(4,516)	$(6,351)
Unrealized gains (losses) related to forward contracts	1,476	401	3,836	(92)
Loss on sale of receivables	(165)	(437)	(689)	(1,235)
Miscellaneous income	—	183	920	2,293

Other income (expense), net	$1,118	$960	$(449)	$(5,385)

14. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $7,472 and $11,694 for the three months ended September 30, 2012 and 2013, respectively, and $31,491 and $35,528 for the nine months ended September 30, 2012 and 2013, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital.

Purchases of materials from Guyoung Technology Co. Ltd, a Korean corporation of which the Company owns approximately 20% of the common stock, totaled $743 and $672 for the three months ended September 30, 2012 and 2013, respectively, and $2,340 and $2,032 for the nine months ended September 30, 2012 and 2013, respectively.

15. Business Segments

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company organized, managed and reported its global business operations through two geographic segments in the first quarter of 2013. In April 2013, the Company implemented organizational and management changes of its global business operations resulting in four reportable segments associated with geographic regions. In applying the criteria set forth in ASC 280, the Company revised its segment disclosures beginning with the second quarter of 2013 from the two segments, North America and International, to four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are body and chassis products and fluid handling products. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. Prior periods have been revised to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 3. “Goodwill and Intangibles” to conform to the new segment presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

The following table details information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Sales to external customers
North America	$363,859	$408,615	$1,139,273	$1,191,521
Europe	227,556	258,028	780,780	806,182
South America	39,208	43,069	107,282	138,746
Asia Pacific	53,406	54,345	156,459	159,892

Consolidated	$684,029	$764,057	$2,183,794	$2,296,341

Intersegment sales
North America	$1,646	2,121	$5,979	8,959
Europe	2,107	2,440	6,489	6,837
South America	37	—	159	—
Asia Pacific	2,091	3,013	6,105	7,434
Eliminations and other	(5,881)	(7,574)	(18,732)	(23,230)

Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$32,790	$31,726	$113,922	$103,158
Europe	(19,319)	(7,500)	(33,442)	(14,784)
South America	(1,028)	(1,838)	(6,413)	(5,760)
Asia Pacific	3,307	2,365	3,447	8,251

Income before income taxes	$15,750	$24,753	$77,514	$90,865

Restructuring cost included in segment profit (loss)
North America	$276	$73	$755	$1,961
Europe	9,802	1,517	14,715	5,476
South America	—	—	—	—
Asia Pacific	93	317	288	318

Consolidated	$10,171	$1,907	$15,758	$7,755

	December 31, 2012	September 30, 2013
Segment assets
North America	$772,269	$878,213
Europe	593,340	613,907
South America	145,257	161,792
Asia Pacific	223,801	249,829
Eliminations and other	291,310	189,776

Consolidated	$2,025,977	$2,093,517

16. Guarantor and Non-Guarantor Subsidiaries

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$—	$135.1	$150.7	$441.4	$(43.2)	$684.0
Cost of products sold	—	113.0	129.1	382.0	(43.2)	580.9
Selling, administration, & engineering expenses	—	30.8	—	34.6	—	65.4
Amortization of intangibles	—	2.8	—	1.1	—	3.9
Restructuring	—	0.1	0.2	9.9	—	10.2

Operating profit (loss)	—	(11.6)	21.4	13.8	—	23.6
Interest expense, net of interest income	—	(8.3)	—	(3.0)	—	(11.3)
Equity earnings	—	1.0	0.5	0.9	—	2.4
Other income (expense), net	—	8.7	(0.1)	(7.5)	—	1.1

Income (loss) before income taxes	—	(10.2)	21.8	4.2	—	15.8
Income tax expense	—	0.3	4.6	0.5	—	5.4

Income (loss) before equity in income of subsidiaries	—	(10.5)	17.2	3.7	—	10.4
Equity in net income of subsidiaries	11.6	22.1	—	—	(33.7)	—

Net income	11.6	11.6	17.2	3.7	(33.7)	10.4
Net income attributable to noncontrolling interests	—	—	—	1.2	—	1.2

Net income attributable to Cooper-Standard Holdings Inc.	$11.6	$11.6	$17.2	$4.9	$(33.7)	$11.6

Comprehensive income	$19.6	$19.6	$17.2	$11.5	$(49.1)	$18.8
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	0.8	—	0.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$19.6	$19.6	$17.2	$12.3	$(49.1)	$19.6

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2013

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollar amounts in millions)
Sales	$—	$145.5	$167.8	$499.8	$(49.1)	$764.0
Cost of products sold	—	126.1	135.4	436.6	(49.1)	649.0
Selling, administration, & engineering expenses	—	33.7	(0.1)	39.4	—	73.0
Amortization of intangibles	—	2.9	—	0.9	—	3.8
Restructuring	—	—	—	1.9	—	1.9

Operating profit (loss)	—	(17.2)	32.5	21.0	—	36.3
Interest expense, net of interest income	(4.0)	(7.4)	—	(3.7)	—	(15.1)
Equity earnings	—	0.6	1.0	1.1	—	2.7
Other income (expense), net	—	4.8	0.1	(4.0)	—	0.9

Income (loss) before income taxes	(4.0)	(19.2)	33.6	14.4	—	24.8
Income tax expense (benefit)	(2.0)	(3.3)	7.7	2.1	—	4.5

Income (loss) before equity in income (loss) subsidiaries	(2.0)	(15.9)	25.9	12.3	—	20.3
Equity in net income of subsidiaries	22.6	38.5	—	—	(61.1)	—

Net income	20.6	22.6	25.9	12.3	(61.1)	20.3
Net loss attributable to noncontrolling interest	—	—	—	0.3	—	0.3

Net income attributable to Cooper-Standard Holdings Inc.	$20.6	$22.6	$25.9	$12.6	$(61.1)	$20.6

Comprehensive income	$34.5	$38.4	$25.9	$21.9	$(86.8)	$33.9
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	0.6	—	0.6

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$34.5	$38.4	$25.9	$22.5	$(86.8)	$34.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2012

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollars in millions)
Sales	$—	$429.7	$475.5	$1,420.2	$(141.6)	$2,183.8
Cost of products sold	—	356.5	401.9	1,227.8	(141.6)	1,844.6
Selling, administration, & engineering expenses	—	96.2	0.9	109.3	—	206.4
Amortization of intangibles	—	8.5	—	3.1	—	11.6
Restructuring	—	0.3	0.3	15.2	—	15.8

Operating profit (loss)	—	(31.8)	72.4	64.8	—	105.4
Interest expense, net of interest income	—	(24.9)	—	(8.4)	—	(33.3)
Equity earnings	—	0.5	2.7	2.7	—	5.9
Other income (expense), net	—	26.6	1.0	(28.1)	—	(0.5)

Income (loss) before income taxes	—	(29.6)	76.1	31.0	—	77.5
Income tax expense (benefit)	—	18.4	(48.5)	(2.7)	—	(32.8)

Income (loss) before equity in income (loss) of subsidiaries	—	(48.0)	124.6	33.7	—	110.3
Equity in net income of subsidiaries	112.7	160.7	—	—	(273.4)	—

Net income	112.7	112.7	124.6	33.7	(273.4)	110.3
Net loss attributable to noncontrolling interest	—	—	—	2.4	—	2.4

Net income attributable to Cooper-Standard Holdings Inc.	$112.7	$112.7	$124.6	$36.1	$(273.4)	$112.7

Comprehensive income	$107.8	$107.8	$124.6	$29.0	$(264.2)	$105.0
Add: comprehensive loss attributable to noncontrolling interests	—	—	—	2.8	—	2.8

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$107.8	$107.8	$124.6	$31.8	$(264.2)	$107.8

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2013

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Totals
	(dollar amounts in millions)
Sales	$—	$437.7	$505.5	$1,501.5	$(148.4)	$2,296.3
Cost of products sold	—	368.5	402.8	1,305.8	(148.4)	1,928.7
Selling, administration, & engineering expenses	—	99.1	2.7	119.0	—	220.8
Amortization of intangibles	—	8.6	—	2.9	—	11.5
Restructuring	—	1.7	0.2	5.8	—	7.7

Operating profit (loss)	—	(40.2)	99.8	68.0	—	127.6
Interest expense, net of interest income	(7.6)	(23.5)	—	(8.9)	—	(40.0)
Equity earnings	—	2.5	3.2	3.0	—	8.7
Other income (expense), net	—	18.3	0.3	(24.0)	—	(5.4)

Income (loss) before income taxes	(7.6)	(42.9)	103.3	38.1	—	90.9
Income tax expense (benefit)	(2.0)	(11.3)	27.2	10.7	—	24.6

Income (loss) before equity in income (loss) subsidiaries	(5.6)	(31.6)	76.1	27.4	—	66.3
Equity in net income of subsidiaries	74.3	105.9	—	—	(180.2)	—

Net income	68.7	74.3	76.1	27.4	(180.2)	66.3
Net loss attributable to noncontrolling interest	—	—	—	2.4	—	2.4

Net income attributable to Cooper-Standard Holdings Inc.	$68.7	$74.3	$76.1	$29.8	$(180.2)	$68.7

Comprehensive income	$60.1	$67.6	$76.1	$16.1	$(162.2)	$57.7
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	2.4	—	2.4

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$60.1	$67.6	$76.1	$18.5	$(162.2)	$60.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$20.4	$67.7	$—	$31.1	$—	$119.2
Accounts receivable, net	—	73.1	86.4	270.2	—	429.7
Tooling receivable	—	21.8	14.1	114.0	—	149.9
Inventories	—	22.0	33.1	131.7	—	186.8
Prepaid expenses	—	6.0	0.4	26.1	—	32.5
Other	—	35.2	0.4	58.3	—	93.9

Total current assets	20.4	225.8	134.4	631.4	—	1,012.0
Investments in affiliates and intercompany accounts, net	678.5	295.6	1,112.9	(111.0)	(1,912.2)	63.8
Property, plant, and equipment, net	—	95.1	58.0	547.8	—	700.9
Goodwill	—	111.1	—	22.9	—	134.0
Other assets	1.4	111.2	0.1	70.1	—	182.8

	$700.3	$838.8	$1,305.4	$1,161.2	$(1,912.2)	$2,093.5

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$30.3	$—	$30.3
Accounts payable	—	47.7	48.6	202.5	—	298.8
Accrued liabilities	7.3	58.1	5.3	138.6	—	209.3

Total current liabilities	7.3	105.8	53.9	371.4	—	538.4
Long-term debt	196.3	450.0	—	2.7	—	649.0
Other liabilities	—	141.2	(0.1)	152.3	—	293.4

Total liabilities	203.6	697.0	53.8	526.4	—	1,480.8
Redeemable noncontrolling interests	—	—	—	12.5	—	12.5
Preferred stock	—	103.6	—	—	—	103.6
Total Cooper-Standard Holdings Inc. equity	496.7	38.2	1,251.6	622.4	(1,912.2)	496.7
Noncontrolling interests	—	—	—	(0.1)	—	(0.1)

Total equity	496.7	38.2	1,251.6	622.3	(1,912.2)	496.6

Total liabilities and equity	$700.3	$838.8	$1,305.4	$1,161.2	$(1,912.2)	$2,093.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5.1	$(7.6)	$8.0	$(28.0)	$—	$(22.5)
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(19.9)	(12.1)	(59.5)	—	(91.5)
Acquisition of businesses, net of cash acquired	—	—	—	(1.1)	—	(1.1)
Proceeds from the sale of fixed assets	—	—	4.1	4.9	—	9.0

Net cash used in investing activities	—	(19.9)	(8.0)	(55.7)	—	(83.6)
FINANCING ACTIVITIES
Decrease in short-term debt	—	—	—	(2.8)	—	(2.8)
Principal payments on long-term debt	—	—	—	(4.3)	—	(4.3)
Repurchase of preferred and common stock	—	(25.5)	—	—	—	(25.5)
Other	(5.1)	(9.9)	—	10.3	—	(4.7)

Net cash provided by (used in) financing activities	(5.1)	(35.4)	—	3.2	—	(37.3)
Effects of exchange rate changes on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Changes in cash and cash equivalents	—	(62.9)	—	(81.0)	—	(143.9)
Cash and cash equivalents at beginning of period	—	189.6	—	172.1	—	361.7

Cash and cash equivalents at end of period	$—	$126.7	$—	$91.1	$—	$217.8

Depreciation and amortization	$—	$21.3	$11.0	$58.9	$—	$91.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5.2	$(11.4)	$7.1	$16.6	$—	$17.5
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	—	(20.0)	(13.6)	(99.2)	—	(132.8)
Acquisition of businesses, net of cash acquired	—	4.0	—	(17.5)	—	(13.5)
Return on equity investments	—	—	2.1	—	—	2.1
Proceeds from the sale of fixed assets and other	—	—	—	3.6	—	3.6

Net cash used in investing activities	—	(16.0)	(11.5)	(113.1)	—	(140.6)
FINANCING ACTIVITIES
Proceeds from issuance of senior PIK toggle notes, net of debt issuance costs	194.4	—	—	—	—	194.4
Increase in short-term debt, net	—	—	—	1.6	—	1.6
Principal payments on long-term debt	—	—	—	(3.8)	—	(3.8)
Purchase of noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Repurchase of common stock	(174.4)	(43.1)	—	—	—	(217.5)
Proceeds from exercise of warrants	—	11.3	—	—	—	11.3
Other	(4.8)	(50.6)	—	45.2	—	(10.2)

Net cash provided by (used in) financing activities	15.2	(82.4)	—	41.1	—	(26.1)
Effects of exchange rate changes on cash and cash equivalents	—	—	—	(2.2)	—	(2.2)
Changes in cash and cash equivalents	20.4	(109.8)	(4.4)	(57.6)	—	(151.4)
Cash and cash equivalents at beginning of period	—	177.5	4.4	88.7	—	270.6

Cash and cash equivalents at end of period	$20.4	$67.7	$—	$31.1	$—	$119.2

Depreciation and amortization	$—	$21.2	$9.3	$52.8	$—	$83.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

17. Financial Instruments

Fair values of the Senior Notes approximated $480,938 at December 31, 2012 and September 30, 2013 based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the Senior PIK Toggle Notes approximated $199,471 at September 30, 2013 based on quoted market prices, compared to the recorded value of $196,281. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the 7% preferred stock approximated $169,193 and $188,253 at December 31, 2012 and September 30, 2013, respectively, compared to the recorded values of $121,649 and $103,581 at December 31, 2012 and September 30, 2013, respectively. The fair values were determined based on the contingent claims valuation methodology utilizing the principles of option pricing theory. This fair value measurement is classified within Level 3 of the fair value hierarchy.

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

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula described above. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value, which resulted in accretion of $656 for the nine months ended September 30, 2013. Such accretion amounts are recorded as increases to redeemable noncontrolling interests with offsets to equity. According to authoritative accounting guidance, the redeemable noncontrolling interest is classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets. As of September 30, 2013 the estimated redemption value of the put option is $10,290. The redemption amount related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At September 30, 2013 there was no difference between redemption value and fair value.

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

Cash Flow Hedges

Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Romanian Leu against the Euro and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of September 30, 2013, the notional amount of these contracts was $10,247. The fair values of these contracts at September 30, 2013 were $10 in the asset position recorded in other current assets and $112 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from AOCI into cost of products sold was ($68) and ($181) for the three and nine months ended September 30, 2013, respectively. These foreign currency derivative contracts consist of hedges of transactions up to December 2013.

Interest rate swaps—The Company has an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract which fixes the interest payment of a certain variable rate debt instrument is accounted for as a cash flow hedge. The amount reclassified from AOCI into interest expense for this swap was $24 and $21 for the three months ended September 30, 2012 and 2013, respectively, and $77 and ($209) for the nine months ended September 30, 2012 and 2013, respectively. The interest rate swap contract was settled as of September 30, 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. As of September 30, 2013, the notional amount of these contracts was $11,161. At September 30, 2013, the fair value of the Company’s undesignated derivative forward contracts was a liability of $134 and is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized gain (loss) amounted to $1,476 and $401 for the three months ended September 30, 2012 and 2013, respectively, and $3,836 and ($92) for the nine months ended September 30, 2012 and 2013, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

(Dollar amounts in thousands except Note 16, per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2012 and September 30, 2013, are shown below:

	December 31, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(68)	$—	$(68)	$—
Forward foreign exchange contracts	(29)	—	(29)	—

Total	$(97)	$—	$(97)	$—

	September 30, 2013
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$—	$—	$—	$—
Forward foreign exchange contracts	(236)	—	(236)	—

Total	$(236)	$—	$(236)	$—

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 4. “Restructuring.”

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

At September 30, 2012 and 2013, the Company had $68,564 and $95,642, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $256,033 and $347,473 for the nine months ended September 30, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $421 and $720 for the three months ended September 30, 2012 and 2013, respectively, and $1,722 and $2,049 for the nine months ended September 30, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

At September 30, 2012 and 2013, the Company had $11,296 and $13,727, respectively outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $61,631 and $69,809 for the nine months ended September 30, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $68 and $106 for the three months ended September 30, 2012 and 2013, respectively, and $275 and $327 for the nine months ended September 30, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements” below) and in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”) (see Item 1A. Risk Factors).

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

Details on light vehicle production in certain regions for the three and nine months ended September 30, 2013 are provided in the following table:

	Three months ended September 30,			Nine months ended September 30,
(In millions of units)	2012(1,2)	2013(1)	% Change	2012(1,2)	2013(1)	% Change
North America	3.7	3.9	6.9%	11.6	12.2	4.9%
Europe	4.4	4.3	(0.9)%	14.6	14.3	(2.4)%
South America	1.2	1.2	1.3%	3.2	3.5	9.7%
Asia Pacific	9.7	10.1	4.1%	30.3	31.2	3.1%

(1)	Production data based on IHS Automotive, September 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected annualized light vehicle production volumes for 2013, compared to the actual production volumes for 2012 are provided in the following table:

(In millions of units)	2012(1,2)	2013(1)	% Change
North America	15.4	16.2	5.2%
Europe	19.3	19.0	(1.7)%
South America	4.3	4.5	5.6%
Asia Pacific	40.8	42.0	3.0%

(1)	Production data based on IHS Automotive, September 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected light vehicle production volume for the fourth quarter of 2013, compared to the actual production volumes for the fourth quarter of 2012 are provided in the following table:

(In millions of units)	Q4 2012(1)	Q4 2013(1)	% Change
North America	3.8	4.1	6.0%
Europe	4.7	4.7	0.4%
South America	1.1	1.1	(5.9)%
Asia Pacific	10.5	10.7	2.7%

(1)	Production data based on IHS Automotive, September 2013.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(dollar amounts in thousands)
Sales	$684,029	$764,057	$2,183,794	$2,296,341
Cost of products sold	580,956	649,028	1,844,616	1,928,735

Gross profit	103,073	115,029	339,178	367,606
Selling, administration & engineering expenses	65,421	72,968	206,432	220,807
Amortization of intangibles	3,866	3,785	11,590	11,534
Restructuring	10,171	1,907	15,758	7,755

Operating profit	23,615	36,369	105,398	127,510
Interest expense, net of interest income	(11,325)	(15,171)	(33,326)	(39,953)
Equity earnings	2,342	2,595	5,891	8,693
Other income (expense), net	1,118	960	(449)	(5,385)

Income before income taxes	15,750	24,753	77,514	90,865
Income tax expense (benefit)	5,392	4,467	(32,772)	24,560

Net income	10,358	20,286	110,286	66,305
Net loss attributable to noncontrolling interests	1,266	310	2,441	2,424

Net income attributable to Cooper-Standard Holdings Inc.	$11,624	$20,596	$112,727	$68,729

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Sales. Sales were $764.1 million for the three months ended September 30, 2013 compared to $684 million for the three months ended September 30, 2012, an increase of $80 million, or 11.7%. Sales were favorably impacted by increased volumes in all segments and favorable foreign exchange of $3.8 million. In addition, the Jyco acquisition provided $11.9 million of incremental sales. These items were partially offset by customer price concessions.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $649 million for the three months ended September 30, 2013 compared to $581 million for the three months ended September 30, 2012, an increase of $68.1 million, or 11.7%. Raw materials comprise the largest component of our cost of products sold and represented approximately 50% and 48% of total cost of products sold for the three months ended September 30, 2012 and 2013, respectively. The period was impacted by increased volumes in all segments, higher staffing costs and other operating expenses. These items were partially offset by lean savings. In addition, cost of products sold for the three months ended September 30, 2013 was impacted by the Jyco acquisition, which was completed July 31, 2013.

Gross Profit. Gross profit for the three months ended September 30, 2013 was $115 million compared to $103.1 million for the three months ended September 30, 2012, an increase of $11.9 million, or 11.6%. As a percentage of sales, gross profit was 15.1% of sales for the three months ended September 30, 2012 and 2013. The increase in gross profit was driven primarily by the favorable impact of lean savings and increased volumes in all segments, partially offset by customer price concessions, higher staffing costs and other operating expenses.

Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2013 was $73 million, or 9.6% of sales, compared to $65.4 million, or 9.6% of sales, for the three months ended September 30, 2012. Selling, administration and engineering expense for the three months ended September 30, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges were $1.9 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012, which were primarily for European initiatives announced during 2012.

Interest Expense, Net. Net interest expense of $15.2 million for the three months ended September 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes. Net interest expense of $11.3 million for the three months ended September 30, 2012 consisted primarily of interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense), Net. Other income for the three months ended September 30, 2013 was $1 million, which consisted primarily of foreign currency gains of $0.8 million, unrealized gains related to forward contracts of $0.4 million and loss on sale of receivables of $0.4 million. Other income for the three months ended September 30, 2012 was $1.1 million, which consisted of unrealized gains related to forward contracts of $1.5 million, foreign currency losses of $0.2 million and loss on sale of receivables of $0.2 million.

Income Tax Expense (Benefit). For the three months ended September 30, 2013, we recorded an income tax expense of $4.5 million on earnings before income taxes of $24.8 million. This compares to an income tax expense of $5.4 million on earnings before income taxes of $15.8 million for the same period of 2012. Income tax expense for the three months ended September 30, 2013 differs from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Sales. Sales were $2,296.3 million for the nine months ended September 30, 2013 compared to $2,183.8 million for the nine months ended September 30, 2012, an increase of $112.5 million, or 5.2%. Sales were favorably impacted by increased volumes in all segments and favorable foreign exchange of $2.2 million, partially offset by customer price concessions. In addition, the Jyco acquisition provided $11.9 million of incremental sales.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,928.7 million for the nine months ended September 30, 2013 compared to $1,844.6 million for the nine months ended September 30, 2012, an increase of $84.1 million, or 4.6%. Raw materials comprise the largest component of our cost of products sold and represented approximately 51% and 49% of total cost of products sold for the nine months ended September 30, 2012 and 2013, respectively. The period was impacted by increased volumes in all segments, higher staffing costs and other operating expenses. These items were partially offset by lean savings. In addition, cost of products sold for the nine months ended September 30, 2013 was impacted by the Jyco acquisition, which was completed July 31, 2013.

Gross Profit. Gross profit for the nine months ended September 30, 2013 was $367.6 million compared to $339.2 million for the nine months ended September 30, 2012. As a percentage of sales, gross profit was 15.5% and 16% of sales for the nine months ended September 30, 2012 and 2013, respectively. The increase was driven by the favorable impact of lean savings and increased volumes in all segments, partially offset by customer price concessions, higher staffing costs and other operating expenses.

Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2013 was $220.8 million, or 9.6% of sales, compared to $206.4 million, or 9.5% of sales, for the nine months ended September 30, 2012. Selling, administration and engineering expense for the nine months ended September 30, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.

Restructuring. Restructuring charges of $7.8 million for the nine months ended September 30, 2013 consisted primarily of $5.8 million of costs associated with initiatives announced prior to 2013 and $1.9 million of costs associated with initiatives announced in 2013. Restructuring charges of $15.8 million for the nine months ended September 30, 2012 consisted primarily of costs associated with European initiatives announced during 2012.

Interest Expense, Net. Net interest expense of $40 million for the nine months ended September 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes. Net interest expense of $33.3 million for the nine months ended September 30, 2012 resulted primarily from interest and debt issue amortization recorded on the Senior Notes.

Other Income (Expense), Net. Other expense for the nine months ended September 30, 2013 was $5.4 million, which consisted of $6.4 million of foreign currency losses, $1.2 million of loss on sale of receivables and $0.1 million of losses related to forward contracts, partially offset by $2.3 million of other miscellaneous income. Other expense for the nine months ended September 30, 2012 was $0.5 million, which consisted of $4.5 million of foreign currency losses and $0.7 million of loss on sale of receivables, partially offset by $3.8 million of gains related to forward contracts and $0.9 million of other miscellaneous income.

Income Tax Expense (Benefit). For the nine months ended September 30, 2013, we recorded an income tax expense of $24.6 million on earnings before income taxes of $90.9 million. This compares to an income tax benefit of ($32.8) million on earnings before income taxes of $77.5 million for the same period of 2012, which included a benefit of ($19.5) million included in the estimated annual effective tax rate resulting from forecasted net income in the U.S. with no corresponding tax expense due to utilization of valuation allowances and a benefit of ($48.3) million resulting from changes in determinations relating to the potential realization of deferred tax assets and the resulting reversal of a valuation allowance on net deferred tax assets in the United States. Income tax expense for the nine months ended September 30, 2013 differs from statutory rates due to a discrete benefit for the effect of the American Taxpayer Relief Act of 2012 which retroactively reinstated the Federal Research and Development Tax Credit (as signed into law in early 2013), as well as the exclusion from U.S. federal taxable income of certain interest, dividends, rents, and royalty income of foreign affiliates, and the benefits of the credits with that income. Additionally, the income tax rate varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(dollar amounts in thousands)
Sales to external customers
North America	$363,859	$408,615	$1,139,273	$1,191,521
Europe	227,556	258,028	780,780	806,182
South America	39,208	43,069	107,282	138,746
Asia Pacific	53,406	54,345	156,459	159,892

Consolidated	$684,029	$764,057	$2,183,794	$2,296,341

Segment profit (loss)
North America	$32,790	$31,726	$113,922	$103,158
Europe	(19,319)	(7,500)	(33,442)	(14,784)
South America	(1,028)	(1,838)	(6,413)	(5,760)
Asia Pacific	3,307	2,365	3,447	8,251

Income before income taxes	$15,750	$24,753	$77,514	$90,865

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

North America. Sales for the three months ended September 30, 2013 increased $44.8 million, or 12.3%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $3.2 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the three months ended September 30, 2013 decreased by $1.1 million, primarily due to customer price concessions, higher staffing costs and other operating expenses, partially offset by the favorable impact of lean savings, increased sales volume and the Jyco acquisition.

Europe. Sales for the three months ended September 30, 2013 increased $30.5 million, or 13.4%, primarily due to an increase in sales volume and favorable foreign exchange of $13.4 million, partially offset by customer price concessions. Segment loss improved by $11.8 million, primarily due to increased volumes, the favorable impact of lean and restructuring savings and favorable material prices, partially offset by customer price concessions, higher staffing costs and other operating expenses.

South America. Sales for the three months ended September 30, 2013 increased $3.9 million, or 9.8%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $5.6 million. Segment loss for the three months ended September 30, 2013 increased by $0.8 million, primarily due to other operating expenses, partially offset by increased volumes and the favorable impact of lean savings.

Asia Pacific. Sales for the three months ended September 30, 2013 increased $0.9 million, or 1.8%, primarily due to the Jyco acquisition which was completed July 31, 2013 and an increase in sales volume, partially offset by unfavorable foreign exchange of $0.9 million. Segment profit for the three months ended September 30, 2013 decreased by $0.9 million, primarily due to higher staffing and material costs, partially offset by the favorable impact of lean savings.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

North America. Sales for the nine months ended September 30, 2013 increased $52.2 million, or 4.6%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $3.3 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the nine months ended September 30, 2013 decreased by $10.8 million, primarily due to customer price concessions, higher staffing costs and other operating expenses, partially offset by the favorable impact of lean savings, increased sales volume and the Jyco acquisition.

Europe. Sales for the nine months ended September 30, 2013 increased $25.4 million, or 3.3%, primarily due to an increase in sales volume and favorable foreign exchange of $20.6 million. Segment loss for the nine months ended September 30, 2013 improved by $18.7 million, primarily due to the favorable impact of lean and restructuring savings and favorable material prices, partially offset by customer price concessions, higher staffing costs and other operating expenses.

South America. Sales for the nine months ended September 30, 2013 increased $31.5 million, or 29.3%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $14.1 million. Segment loss for the nine months ended September 30, 2013 improved by $0.7 million, primarily due to increased volumes and lean savings, partially offset by other operating expenses.

Asia Pacific. Sales for the nine months ended September 30, 2013 increased $3.4 million, or 2.2%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $1 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the nine months ended September 30, 2013 increased by $4.8 million, primarily due to increased volumes and lean savings, partially offset by higher staffing costs.

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

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the next 12 months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, as amended, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Cash Flows

Operating Activities. Net cash provided by operations was $17.6 million for the nine months ended September 30, 2013, which included $152.5 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payables and accrued liabilities. Net cash used in operations was $22.5 million for the nine months ended September 30, 2012, which included $182.4 million of cash used that related to changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $140.6 million for the nine months ended September 30, 2013, which consisted primarily of $132.8 million of capital spending and $13.5 for the Jyco acquisition, offset by a $2.1 million return on equity investments and proceeds of $3.6 million for the sale of fixed assets and other. Net cash used by investing activities was $83.6 million for the nine months ended September 30, 2012, which consisted primarily of $91.5 million of capital spending, offset by proceeds of $9 million from the sale of fixed assets and other. We anticipate that we will spend approximately $180 million to $190 million on capital expenditures in 2013.

Financing Activities. Net cash used in financing activities totaled $26.1 million for the nine months ended September 30, 2013, which consisted primarily of repurchase of common stock of $217.5 million, payments on long-term debt of $3.8 million, purchase of noncontrolling interest of $1.9 million and payment of cash dividends on our 7% preferred stock of $4.7 million, partially offset by proceeds of $194.4 million from the issuance of Senior PIK Toggle Notes and $11.3 million related to the exercise of stock warrants. Net cash used in financing activities totaled $37.3 million for the nine months ended September 30, 2012, which consisted primarily of repurchase of 7% preferred stock of $4.9 million, repurchase of common stock of $20.6 million, a decrease in short-term debt and payments on long-term debt aggregating $7.1 million, and payment of cash dividends on our 7% preferred stock of $5.1 million.

On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock will be converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,386 shares of common stock. On the conversion date, the shares of 7% preferred stock will be cancelled and all rights of holders of 7% preferred stock will terminate (other than the right to receive shares of common stock issuable upon conversion). Shares of 7% preferred stock that are converted and cancelled will be restored to the status of authorized but unissued preferred stock of the Company.

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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, non-cash stock based compensation and non-cash gains and losses from certain foreign currency transactions and translation.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$11.6	$20.6	$112.7	$68.7
Income tax expense (benefit)	5.4	4.5	(32.8)	24.6
Interest expense, net of interest income	11.3	15.2	33.3	40.0
Depreciation and amortization	29.1	25.2	91.2	83.2

EBITDA	$57.4	$65.5	$204.4	$216.5
Restructuring (1)	10.2	1.9	15.8	7.7
Noncontrolling interest restructuring (2)	(0.2)	—	(0.5)	(0.8)
Inventory write-up (3)	—	0.3	—	0.3
Acquistion costs (4)	—	0.7	—	0.7
Stock-based compensation (5)	2.4	1.1	7.4	4.3

Adjusted EBITDA	$69.8	$69.5	$227.1	$228.7

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Write-up of inventory to fair value for the Jyco acquisition.
(4)	Costs incurred in relation to the Jyco acquisition.
(5)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

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

The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: cyclicality of the automotive industry with the possibility of further material contractions in automotive sales and production effecting the viability of our customers and financial condition of our customers; global economic uncertainty, particularly in Europe; loss of large customers or significant platforms; supply shortages; escalating pricing pressures and decline of volume requirements from our customers; our ability to meet significant increases in demand; availability and increasing volatility in cost of raw materials or manufactured components; our ability to continue to compete successfully in the highly competitive automotive parts industry; risks associated with our non-U.S. operations; foreign currency exchange rate fluctuations; our ability to control the operations of joint ventures for our benefit; the effectiveness of our lean manufacturing and other cost savings plans; product liability and warranty and recall claims that may be brought against us; work stoppages or other labor conditions; natural disasters; our ability attract and retain key personnel; our ability to meet our customers’ needs for new and improved products in a timely manner or cost-effective basis; the possibility that our acquisition strategy may not be successful; our legal rights to our intellectual property portfolio; environmental and other regulations; legal proceedings or commercial and contractual disputes that we may be involved in; the possible volatility of our annual effective tax rate; our ability to generate sufficient cash to service our indebtedness, obtain future financing, and meet dividend obligations on our 7% preferred stock; our underfunded pension plans; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to our goodwill and long-lived assets; and operating and financial restrictions imposed on us by our indentures governing our outstanding Senior Notes and PIK Toggle Notes and our Senior ABL facility. See Item 1A. Risk Factors, in our 2012 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2012 Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2013, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2012 Annual Report which could materially impact our business, financial condition or future results. Risks disclosed in the 2012 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock, 7% preferred stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund all repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the program may be discontinued at any time at the Company’s discretion.

The following table presents repurchases of common stock during the period covered by this Report:

2013	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1 - July 31	—		$—	—	$45.4
August 1 - August 31	3,788	(1)	$52.41	—	$45.4
September 1 - September 30	—		$—	—	$45.4

Total	3,788		$52.41	—	$45.4

(1)	3,788 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the paticipants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 6, 2013	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman, Chief Executive Officer and Director (Principal Executive Officer)

November 6, 2013	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

November 6, 2013	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.