Form 10-K
period 2013-12-31
Cooper-Standard Holdings Inc.
filed 2014-02-28
CIK 1320461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-54305

COOPER-STANDARD HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39550 Orchard Hill Place Drive

Novi, Michigan 48375

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 596-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2013 was $247,938,605.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 17, 2014 was 16,750,459 shares.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing and trim, fuel and brake delivery, fluid transfer, thermal and emissions and anti-vibration systems (“AVS”) components, systems, subsystems, and modules. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.

Cooper Standard is a New York Stock Exchange (“NYSE”) listed company under the ticker symbol “CPS”. The Company has approximately 25,300 employees with 84 facilities in 19 countries. We believe we are the largest global producer of body sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and one of the largest North American producers of fluid transfer systems (IRN 2012 Market Position Study). We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 74 manufacturing locations and 10 design, engineering, and administrative locations.

Approximately 77% of our sales in 2013 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault/Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 23% of our 2013 sales were primarily to Tier I and Tier II automotive suppliers and non-automotive manufacturers. In 2013, our products were found in 18 of the 20 top-selling models in North America and in 18 of the 20 top-selling models in Europe. Our principal executive offices are located at 39550 Orchard Hill Place Drive, Novi, Michigan 48375, and our telephone number is (248) 596-5900. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Annual Report on Form 10-K.

Corporate History and Business Developments

Cooper-Standard Holdings Inc. was established in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”). Since the 2004 Acquisition, the Company has expanded and diversified its customer base through a combination of organic growth and strategic acquisitions.

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

In August 2009, following the onset of the financial crisis and economic downturn that severely impacted the global automotive industry, Cooper-Standard Holdings Inc. and its wholly-owned subsidiaries in the United States and Canada commenced reorganization proceedings in the United States (the “Chapter 11 proceedings”) and Canada. In May 2010, the Company consummated its reorganization pursuant to a court-confirmed plan of reorganization (the “Plan of Reorganization”) and emerged from the Chapter 11 proceedings and the Canadian proceedings.

In March 2011, the Company acquired USi, Inc., a supplier of coatings for plastic injection molding products, from Ikyuo Co. Ltd. of Japan. In May 2011, we established a joint venture with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) that combined the Company’s body sealing operations in France with the operations of Société des Polymères Barre-Thomas (“SPBT”), a French supplier of automotive anti-vibration systems and low pressure hoses, as well as body sealing products. In the fourth quarter of 2011, we acquired the automotive sealing business of Sigit S.p.A. that we integrated with our operations in Italy and Poland. In the third quarter of 2013, we acquired the Jyco Sealing Technologies business (“Jyco”) which supplies automotive sealing systems and components to the automotive industry from facilities in Canada, Mexico and China.

The Company has four operating segments: North America, Europe, South America and Asia Pacific. This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world. We have implemented a number of operational restructuring initiatives in recent years, including the global reorganization of our operating structure in 2009, the closure or consolidation of facilities in North America, Europe, South America, Australia and Asia, the reorganization of our French body sealing operations pursuant to our joint venture agreement with FMEA, and the consolidation of certain functions into a centralized shared services group in Europe. See Note 4. “Restructuring” to the consolidated financial statements for additional information.

In May 2013, the Company completed the purchase of approximately 26.1% of its then outstanding shares of its common stock for an aggregate cost of approximately $200 million pursuant to a cash tender offer. The Company repurchased additional shares of its common stock and 7% cumulative participating convertible preferred stock (“7% preferred stock”) in 2012 and 2013 on the open market or through private transactions. In November 2013, the Company completed the conversion, at its election, of all of its outstanding shares of 7% preferred stock that had been issued upon the Company’s emergence from the Chapter 11 proceedings for 3,518,366 shares of the Company’s common stock.

In October 2013, Cooper Standard’s common stock was listed on the NYSE and began trading under the ticker symbol “CPS.” Prior to the NYSE listing, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “COSH.”

Business Strategy

In 2013, following an extensive strategic review, Cooper Standard re-articulated its corporate vision: to drive for profitable growth and become one of the thirty largest global automotive suppliers in terms of sales, and among the top 5% in terms of return on invested capital (Top 30 / Top 5). The Company’s strategic plan is geared to realize this vision by matching our priorities and strengths to the emerging global industry environment. We will continue to invest:

•	to expand our global footprint to serve customers in emerging (as well as the mature) markets, and to ensure we are well positioned to fully participate on large global vehicle platforms;

•	to drive innovation and development of new technologies that meet the industry’s future needs;

•	to build upon our expertise and offerings in our core product platforms; and

•	to maintain strong business partnerships with key global customers positioned for growth.

The Company has identified three product lines of core importance to its growth strategy: Sealing and Trim Systems, Fuel and Brake Delivery Systems and Fluid Transfer Systems (including hose, transmission oil cooling and air conditioning lines). By focusing resources and levering our leading positions in these segments, we believe we will be able to realize currently untapped growth potential, both in new business and technology innovation. The Company will continue to serve customers of its highly capable AVS and Thermal and Emissions businesses while strategies relating to these businesses are evaluated.

Operational and Strategic Initiatives

As part of its growth strategy, the Company implemented the Cooper Standard Operating System (“CSOS”) to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery everywhere in the world.

The CSOS consists of the following functional areas. Each area has a strategic focus that aligns with the Company’s growth strategy.

CSOS Function	Strategic Focus
Global Purchasing	Develop an advantaged supply base to effectively leverage scale and optimize supplier quality.
Global Program Management	Ensure consistent and flawless product launch process across all regions.
IT Systems	Implement common systems to effectively communicate information throughout the business.
World-Class Safety	Implement globally consistent measurement system with zero incident goal.
Continuous Improvement	Implement full capabilities across all facilities to achieve cost savings and increased performance.
Innovation Management	Focus innovation processes to create breakthrough technologies for market differentiation.

Leverage Technology for Innovative Solutions

We utilize our technical expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material characteristics for enhanced vehicle performance. We believe our reputation for successful innovation in product design and various materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.

Cooper Standard has evolved and further energized its approach to innovation with its Imagine, Initiate, Innovate (“i3”) process. This approach is used as a mechanism to capture ideas from across our Company and our supply partners while promoting a culture of innovation.

Ideas are carefully evaluated by a Global Technology Council and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on skip generation ideas.

Continued emphasis on global platforms and emerging markets

We believe that by focusing on global platforms and emerging markets, we will be able to solidify and expand our global leadership position.

•

Global platforms. Our global presence and technological capabilities makes us one of the select few manufacturers in our product areas who can take advantage of the many business opportunities that are becoming available worldwide as a result of the OEMs expanding emphasis on global platforms. Ten of the top twenty vehicles on which we had the most content in 2013 were based on global platforms, which is evidence that customers look to us for support on their key global platforms. Going forward, it is predicted that the top ten global platforms produced by automakers will account for about 20% of the world’s light vehicle volume by 2020, which further highlights the importance of being well positioned to participate in global platforms.

•

Emerging markets. According to the December 2013 IHS Global Vehicle Production, global vehicle sales will grow to 105 million vehicles by 2020. The largest growth will be in China which will make up 30% of the world market, followed by India which will produce five million units annually by 2020. We have strong positions in both countries with plans to expand to meet the demand.

Developing systems solutions and other value-added products

We believe that significant opportunities exist to grow by providing complete systems and modules across our core product groups. As a design leader with a culture focused on providing innovative solutions through our i3 process, we offer unique, innovative designs which focus on improving performance and/or enhancing appearance. Our systems approach enables us to utilize our vertical integration and design expertise to provide system solutions across our core products. One example in the Sealing and Trim Systems product group is the

Premium Automotive Suppliers’ Contribution to Excellence Award (“PACE Award”) winning for our Daylight Opening (DLO) module which reduces the number of purchased parts, while also reducing operator installation efforts all while providing a system with increased sealing performance and improved aesthetics. This same methodology carries to our Fluid Transfer and Fuel and Brake Delivery Systems’ products. The PACE Award winning coolant and hose assembly, highlights a Fluid Transfer product in which we were able to utilize a patented innovation, our design expertise and vertical integration (of hose, tube and electromechanical products) to provide a complete module reducing the number of purchased components from 25 to 1 and suppliers from 6 to 1. Possibly the best representative product to highlight the blend of vertical integration and innovative design is the diesel supply and return system supplied to Ford. This system includes multiple products we produce: metallic and nylon tube and quick connects. Seeing an opportunity to improve the performance of the purchased sensor, we opted to redesign the sensor. The new design, built on our existing quick connects, improves performance of the sensor and eases assembly. These as well as many other products highlight the benefit we offer in providing systems and modules with our expertise in design and vertical product integration.

Pursue acquisitions and alliances to enhance capabilities and accelerate growth

We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs desire for fewer supplier relationships. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. We believe joint ventures allow us to penetrate new markets with less risk and capital investments than acquisitions. We currently operate through several successful joint ventures. Key joint venture partners include Nishikawa Rubber Company (Thailand and North America), Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”) an affiliate of Shanghai Automotive Industrial Corporation (China) and FMEA (France and Poland).

Overview of Our Business

Markets Served

The passenger car and light truck market, better known as the light vehicle market is our largest market accounting for approximately 95% of our global sales.

Light Vehicle:	The focus of this market is on passenger cars and light trucks up to and including Class 3 Full Size Full Frame trucks.

In addition to the global team focused on the light vehicle market we also established dedicated sales and engineering teams in North America and Europe to leverage core product technology into adjacent markets to profitably grow Cooper Standard and generate discretionary cash. The adjacent markets are tightly defined as:

Commercial Vehicle (On-Highway):	The focus of this market is on Class 4-8 On-Highway trucks as well as buses. This segment includes customers such as Daimler, MAN, Navistar, PACCAR, Scandia, TATA, and Volvo.
Commercial Vehicle (Off-Highway):	The focus of this market is on construction and agricultural vehicles. This segment includes customers such as Case New Holland, CAT, Cummins, John Deere, and Volvo Industrial Company.
Specialty Markets:	Consisting of two distinct customer channels. The first of which is a small number of customers who are neither light vehicle or commercial vehicle market customers. These customers, such as Tesla and Polaris, offer growth opportunities as they require and value the innovative engineered products we supply to the light vehicle market. The second customer group is our catalog business in which we utilize our core competency in sealing products to provide a wide range of standard profiles for various customers across multiple industries.

Technical Rubber:	This market is split into aviation flooring and technical sheeting. We are differentiated as the only one of three global suppliers for Non-Textile flooring (NTF) providing a rubber solution versus PVC. Examples of aviation customers include Boeing, Airbus, and British Airways. Technical sheeting is a consolidation of a number of industries which utilize rubber products for various applications. Examples of major customers include 3M for road markings and Firestone for rubber roofs.

Products

We have five distinct product groups, three of which we view as core given their importance to the industries we serve as well as our market leadership position in each of these three. These products are produced and supplied globally to a broad range of customers in multiple markets. For the years ended December 31, 2011, 2012 and 2013, sealing and trim systems products accounted for 49%, 49% and 51%, respectively, of our sales. For the years ended December 31, 2011, 2012 and 2013, fuel and brake delivery systems products accounted for 23%, 22% and 23%, respectively, of our sales. For the years ended December 31, 2011, 2012 and 2013, fluid transfer systems products accounted for 13%, 14% and 13%, respectively, of our sales. For the years ended December 31, 2011, 2012 and 2013, anti-vibration systems products accounted for 9%, 10% and 9%, respectively, of our sales.

Product Groups			Market Position*
SEALING & TRIM SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment		Global leader
Products:
	–	Dynamic seals
	–	Static seals
	–	Exterior trim

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems		Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles
	–	Metallic brake lines and bundles
	–	Direct injection & port fuel rails
	–	Quick connects

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation		North America Leader
Products:
	–	Coolant hoses (with quick connects)
	–	Powertrain lines
	–	Transmission hose, hose and tube assemblies

THERMAL AND EMISSIONS	Manage and control vapors and coolant to increase powertrain performance & passenger comfort enabling increased emissions performance to aid in meeting increasing regulations		Top 10 globally for Emissions and emerging as a leader globally for Thermal
Products:
	–	Electromechanical devices (pumps, valves & wastegate actuators)
	–	Thermal devices (heat exchangers & passive thermostats)
	–	Emissions devices (EGR valves, EGR coolers, EGR modules)

ANTI-VIBRATION SYSTEMS	Control and isolate noise and vibration in the vehicle to improve ride and handling		Top 5 globally
Products:
	–	Engine (elastomeric, conventional hydraulic & multi-state)
	–	Body mounts (conventional & hydraulic)
	–	Dampers, isolators and springs

* Market position study conducted by IRN, Inc. February, 2012

Supplies and Raw Materials

The principal raw materials for our business include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage increases in raw material prices. These actions include material substitutions and leveraging global purchases. Global supply chain optimization includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers on certain raw materials we have implemented indexes that allow price changes as underlying material costs move.

Patents and Trademarks

We believe one of our competitive advantages is our application of technological innovation to customer challenges. We hold approximately 560 patents in key product technologies, such as Daylight Opening Modules, Engineered Stretched Plastics, Low Fuel Permeation Nylon Tubing and Quick Connect Fluid Couplings, as well as core process methods, such as molding, joining, and coating. Our patents are grouped into two major categories: (1) products, which relate to specific product invention claims for products which can be produced, and (2) processes, which relate to specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one patent would materially affect our company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets.

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

Competition

We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, timely delivery and financial stability. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing and trim products compete with Toyoda Gosei, Trelleborg/Vibracoustic, Tokai, Paulstra, Hutchinson, Henniges and Standard Profil, among others. Our fluid handling products compete with TI Automotive, Martinrea, Hutchinson, Conti-Tech, Pierburg and Gustav Wahler, along with numerous smaller companies in this competitive market.

Industry

The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs.

The automotive supplier industry is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include price, quality, service, performance, design and engineering capabilities, innovation, timely delivery and financial stability. Over the last decade, suppliers that have been able to achieve manufacturing scale, reduce structural costs, diversify their customer base and establish a global manufacturing footprint have been successful.

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

Several significant trends and developments have contributed to improvement in the automotive supplier industry. These include increased light vehicle sales of approximately 7% and light vehicle production increase of approximately 5% in North America in 2013 compared to 2012, a more positive credit environment, the continued growth of new markets in Asia, particularly China, and increased emphasis on “green” and other innovative technologies. These favorable trends, however, have been offset in part by recent difficulties in the European market resulting in decreased light vehicle sales of approximately 2% in Europe in 2013 compared to 2012.

Customers

We are a leading supplier to the following manufacturers in each of our product categories and are increasing our presence with all major OEMs throughout the world. The following table shows approximate percentage of sales to our top customers for the years ended December 31, 2012 and 2013:

Customer	2012	2013
Ford	25%	25%
GM	13%	12%
FCA	12%	12%
PSA Peugeot Citroën	7%	7%
Volkswagen Group	6%	6%

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

Research and Development

We operate 10 design, engineering, and administration facilities throughout the world and employ 695 research and development personnel, some of whom are located at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. We are aggressively pursuing innovations which assist in resource conservation with particular attention to developing materials that are lighter weight and made of recyclable materials. Our development teams are also working closely with our customers to design and deliver thermal management solutions for cooling electric motors and batteries for new hybrids. Our highly experienced AVS engineering teams work closely with our customers to provide high value state of the art solutions. These activities are applied not only in our AVS product lines, but also in vehicle sealing (noise transmission isolation and abatement via vehicle windows and doors), fuel delivery systems (isolation of fuel injectors on fuel rails) and thermal management (noise and vibration free coolant pumps and valves). We spend significantly each year to maintain and enhance our technical centers, enabling us to quickly and effectively respond to customer demands. We spent $83.9 million, $94.2 million, and $103.5 million in 2011, 2012, and 2013, respectively, on engineering, research and development.

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

The following table shows our significant unconsolidated joint ventures:

Country	Name	Ownership Percentage
China	Huayu-Cooper Standard Sealing Systems Co. Ltd.	47.5%
India	Sujan Barre Thomas AVS Private Limited	50%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
United States	Nishikawa Cooper LLC	40%

Geographic Information

In 2013, we generated approximately 52% of our sales in North America, 35% in Europe, 6% in South America and 7% in Asia Pacific. Approximately 27% of our sales were generated from our United States operations and approximately 73% of our sales were generated from our operations in all other countries, including 16%, 10%, 9% and 8% generated from our Mexican, French, Canadian and German operations, respectively.

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

See Note 19. “Business Segments” to the consolidated financial statements for additional geographic information.

Employees

As of December 31, 2013, we had approximately 25,300 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2013 and have several contracts set to expire in the next twelve months. As of December 31, 2013, approximately 32% of our employees were represented by unions and approximately 7% of the unionized employees were located in the United States.

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

Available Information

We make available free of charge on or through our Internet website (www.cooperstandard.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Executive Officers

Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
Jeffrey S. Edwards	51	Chairman and Chief Executive Officer
Allen J. Campbell	56	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	53	Executive Vice President and Chief Operating Officer
Juan Fernando de Miguel Posada	55	Corporate Senior Vice President and President, Europe
Song Min Lee	54	Corporate Senior Vice President and President, Asia Pacific
D. William Pumphrey, Jr.	55	Corporate Senior Vice President and President, North America
Aleksandra A. Miziolek	57	Senior Vice President, General Counsel and Secretary
Larry E. Ott	54	Senior Vice President and Chief Human Resources Officer
Helen T. Yantz	53	Senior Vice President, Chief Accounting Officer and Assistant Secretary

Jeffrey S. Edwards is our Chairman and Chief Executive Officer, a position he has held since May 2013, previously serving as Chief Executive Officer and member of the Board of Directors of the Company since October 2012. Prior to joining the Company, Mr. Edwards gained more than 28 years of automotive industry experience through various positions of increasing responsibility at Johnson Controls, Inc. He led the Automotive Experience Asia Group, serving as Corporate Vice President, Group Vice President and General Manager from 2004 to 2012. Prior to this, he served as Group Vice President and General Manager for Automotive Experience North America from 2002 to 2004. Mr. Edwards completed an executive training program at INSEAD and earned a BS from Clarion University.

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

Keith D. Stephenson is our Executive Vice President and Chief Operating Officer, a position he has held since January 2014, previously serving as Chief Operating Officer since December 2010. He served as President, International from March 2009 to December 2010. He served as President, Global Body & Chassis Systems from June 2007 to March 2009. Mr. Stephenson was Chief Development Officer at Boler Company from January 2004 until October 2006. From 1985 to January 2004, he held various senior positions at Hendrickson, a division of Boler Company, including President of International Operations, Senior Vice President of Global Business Operations and President of the Truck Systems Group.

Juan Fernando de Miguel Posada is our Corporate Senior Vice President and President, Europe, a position he has held since January 2014, previously serving as President, Europe since March 2013. Mr. de Miguel served as western European Chief Executive Officer of Avincis Emergency Services from September 2012 until joining the Company. From May 2011 to September 2012, he served as Consulting President for Europe for Argo Consulting. Mr. de Miguel served as managing director of the Paper Division of SAICA in Spain from 2009 to 2011. From 2007 to 2009, he served as President of the Protective Packaging division of Pregis in Belgium. Mr. de Miguel served as Senior Vice President of Northern Europe for Alstom Transport in France from 2006 to 2007. Previously, Mr. de Miguel held numerous senior level positions at Johnson Controls, Inc., beginning in 1988, ultimately serving as Group Vice President and General Manager, Electronics, Europe and International. Mr. de Miguel received an electrical engineering degree and a Master’s Degree in industrial engineering from Universidad Politecnica de Barcelona, as well as an Executive Master’s degree in Business Administration from the IESE Business School – University of Navarra in Spain.

Song Min Lee is our Corporate Senior Vice President and President, Asia Pacific, a position he has held since January 2014, previously serving as President, Asia Pacific since January 2013. Prior to joining the Company, Mr. Lee served as Vice President and General Manager of Johnson Controls, Inc. from 2007 to 2012. From 2006 to 2007, Mr. Lee served as Vice President and President, Korea, for Autoliv, Inc. Mr. Lee served as Plant Manager for Lear Corporation from 2004 to 2006 and held various engineering positions at Ford Motor Company from 1994 to 2004. Mr. Lee completed the Advanced Management Program at Seoul National University. Mr. Lee also earned a Masters of Science in Management Technology from Rensselaer Polytechnic Institute and a Bachelor of Science in Chemistry from Washburn University.

D. William Pumphrey, Jr. is our Corporate Senior Vice President and President, North America, a position he has held since January 2014, previously serving as President, North America since August 2011. Mr. Pumphrey served as President, Americas for Tower Automotive from 2008 through August 2011. From 2005 to 2008, he served as President of Tower’s North America operations. From 1999 to 2004, Mr. Pumphrey held various positions at Lear Corporation in Southfield, Michigan, most recently, serving as President of the company’s Asia Pacific operations. Mr. Pumphrey earned an MBA from the University of Michigan and a Bachelor of Arts from Kenyon College.

Aleksandra A. Miziolek is our Senior Vice President, General Counsel and Secretary, a position she has held since February 2014. Previously, Ms. Miziolek was the Director of the Automotive Industry Group of Dykema Gossett, PLLC, a national law firm, from 2010. From 2003 to 2010, Ms. Miziolek served on Dykema’s Executive Board and as the Director of its Business Services Department. She joined Dykema in 1982 after serving as a law clerk for a Federal Court Judge in the Eastern District of Michigan, Southern Division. Ms. Miziolek received her JD from Wayne State University Law School.

Larry E. Ott is our Senior Vice President and Chief Human Resources Officer, a position he has held since January 2014, previously serving as Vice President, Global Human Resources since August 2013. Prior to joining the Company, Mr. Ott served as Senior Vice President, Human Resources for Meritor, Inc. from 2010 until 2013. Prior to this, he held a similar position at Ally Financial Inc. from 2006 until July 2010. Mr. Ott spent 20 years at General Motors in a variety of progressive human resources functions. Mr. Ott earned an MBA with a concentration in Organizational Behavior and Industrial Relations from the University of Michigan in Ann Arbor and a Bachelor of Science degree in Business Administration and English from the University of Wisconsin at Stevens Point.

Helen T. Yantz is our Senior Vice President, Chief Accounting Officer and Assistant Secretary, a position she has held since January 2014, previously serving as the Vice President, Corporate Controller and Assistant Secretary, a position she has held since January 2005. Previously, Ms. Yantz held the position of Director of Accounting and Assistant Vice President from 2001 to 2005. Prior to joining the Company, Ms. Yantz was Manager of Financial Reporting at Trinity Health Systems from 2000 to 2001. Previously, Ms. Yantz held various positions in finance at CMS Generations Co., a subsidiary of CMS Energy, from 1990 to 2000, ultimately serving as the Director of Accounting. Ms. Yantz is a certified public accountant and has a BS from Arizona State University.

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

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volume, especially in Europe and North America, which accounted for approximately 35% and 52%, respectively of our 2013 sales, could have a material adverse effect on our results of operations and liquidity.

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

While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 49% of our sales. Although business with each customer is typically split among numerous contracts, loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform (whether as a result of a decline in such customer’s market share due to increased competition from successful vertical integration by other OEMs or otherwise) could have a materially adverse effect on our business, results of operations and financial condition.

Our capital structure includes a substantial amount of indebtedness, which impose demands on our liquidity that could have a material adverse effect on our financial condition or on our ability to obtain financing in the future.

We have a substantial amount of debt outstanding, including our 8 1/2% Senior Notes due 2018 (“Senior Notes”), 7 3/8% Senior PIK Toggle Notes (“Senior PIK Toggle Notes”) and the debt of certain foreign subsidiaries, aggregating approximately $684.4 million that requires significant principal and interest payments. We are permitted by the terms of the Senior Notes, Senior PIK Toggle Notes and our $150 million senior asset-based revolving credit facility (“Senior ABL Facility”) to incur substantial additional indebtedness, subject to the restrictions therein, which could:

•	make it more difficult for us to satisfy our obligations under the Senior Notes, Senior PIK Toggle Notes and the Senior ABL facility;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, since a portion of our borrowings are at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our debt, which would reduce the availability of our cash flow from operations to service additional debt or to fund working capital, capital expenditures or other general corporate purposes; and

•	increase our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness.

Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, which could have a material adverse effect on our business, results of operations and financial condition.

The indentures governing the Senior Notes and the Senior PIK Toggle Notes and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indentures governing the Senior Notes and the Senior PIK Toggle Notes and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

There are limitations on our ability to incur the full $150 million of commitments under our Senior ABL Facility. Borrowings under our Senior ABL Facility are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory, less customary reserves imposed by the agent under our Senior ABL Facility. In addition, under our Senior ABL Facility, a monthly fixed charge maintenance covenant would become applicable if excess availability under our Senior ABL Facility is at any time less than a specified percentage (or amount) of the total revolving loan commitments. If the covenant trigger were to occur, Cooper-Standard Holdings Inc. would be required to satisfy and maintain, on a consolidated basis, on the last day of each month a fixed charge coverage ratio of at least 1.0 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our Senior ABL Facility.

Moreover, our Senior ABL Facility provides the lenders considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under our Senior ABL Facility will not impose such reserves during the term of our Senior ABL Facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on the Senior Notes and the Senior PIK Toggle Notes. Also, when (and for as long as) the availability under our Senior ABL Facility is less than a specified amount for a certain period of time, the agent under our Senior ABL Facility would exercise cash dominion.

As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or holders of the Senior Notes and the Senior PIK Toggle Notes and/or amend the covenants.

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

As of December 31, 2013, our $293.5 million projected benefit obligation (“PBO”), for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $269.6 million, by $23.9 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $125.6 million as of December 31, 2013. The PBO for other postretirement benefits (“OPEB”), was $52.7 million as of December 31, 2013. Our estimated funding requirement for pensions and OPEB during 2014 is approximately $17.6 million. Net periodic benefit costs for U.S. and international plans, including pension benefits and OPEB, were $8.4 million and $9.7 million for the years ended December 31, 2012 and 2013, respectively. See Note 8. “Pensions,” and Note 9. “Postretirement Benefits Other Than Pensions,” to the consolidated financial statements for additional information.

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

The principal raw materials we purchase include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 49% of our total cost of products in 2013. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Raw material costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.

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

We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 19 countries, and we export to several other countries. In 2013, approximately 73% of our sales were attributable to products manufactured outside the United States. Risks are inherent in international operations, including:

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

Our continuous improvement program and other cost savings plans may not be effective.

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

We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year, including several in 2014. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and our business and results of operations. Additionally, a work stoppage at one or more of our suppliers, our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business. As of December 31, 2013, approximately 32% of our employees were represented by unions, approximately 7% of the unionized employees were located in the United States. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have a material adverse effect on our profitability.

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

discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites. As of December 31, 2013, we have $7.7 million reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose joint and several liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

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

The ownership of our stock is concentrated, with a few owners who may, individually or collectively, exert significant control over us.

Certain stockholders own a substantial portion of our outstanding common stock. As long as such major stockholders (whether or not acting in a coordinated manner) and any other substantial stockholder own, directly or indirectly, a substantial portion of our outstanding shares, they will be able to exert significant influence over matters requiring stockholder approval, including the composition of our Board of Directors. Further, to the extent that the substantial stockholders were to act in concert, they could potentially control any action taken by our stockholders.

The concentration of ownership of our outstanding equity in such major stockholders may make some transactions more difficult or impossible without the support of such stockholders or more likely with the support of such stockholders. The interests of any of such stockholders, any other substantial stockholder or any of their respective affiliates could conflict with or differ from the interests of our other stockholders or the interests of holders of the Senior Notes and Senior PIK Toggle Notes.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

As of December 31, 2013, our operations were conducted through 84 facilities in 19 countries, of which 74 are manufacturing facilities and 10 are used for multiple purposes, including design, engineering and administration. Our corporate headquarters is located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia, South America and Australia. We believe that substantially all of our properties are in generally good condition and that we have sufficient capacity to meet our current and projected manufacturing and design needs. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities	Owned Facilities
North America	Manufacturing(a)	29	23
	Other(a)	4	—

Asia	Manufacturing	20	9
	Other(a)	2	—

Europe	Manufacturing	20	18
	Other(a)	3	—

South America	Manufacturing	4	1
	Other(a)	1	—

Australia	Manufacturing	1	1

(a)	Includes design, engineering or administrative locations.

Our principal owned and leased properties, and the number of facilities in each location with more than one facility is set forth below.

Location	Principal Products	Owned/Leased
North America
United States
Auburn, Indiana	Anti-Vibration Systems	Owned
Auburn Hills, Michigan(2)	Design, engineering and administration	Leased
Bowling Green, Ohio	Body Sealing and Fluid Handling	Owned
Bremen, Indiana(a)	Body Sealing	Owned
East Tawas, Michigan	Fluid Handling	Owned
Fairview, Michigan	Fluid Handling	Owned
Farmington Hills, Michigan	Design, engineering and administration	Leased
Gaylord, Michigan	Body Sealing	Owned
Goldsboro, North Carolina(2)	Body Sealing	Owned
Leonard, Michigan	Fluid Handling	Owned
Mt. Sterling, Kentucky	Fluid Handling	Owned
New Lexington, Ohio	Fluid Handling	Owned
Novi, Michigan	Design, engineering and administration	Leased
Oscoda, Michigan	Fluid Handling	Owned
Rockford, Tennessee	Body Sealing	Owned
Spartanburg, South Carolina	Body Sealing	Owned
Surgoinsville, Tennessee	Fluid Handling	Leased
Topeka, Indiana(a)	Body Sealing	Owned
Canada
Georgetown, Ontario	Body Sealing	Owned
Glencoe, Ontario	Fluid Handling	Owned
Mitchell, Ontario	Anti-Vibration Systems	Owned
Sherbrooke, Quebec	Body Sealing	Leased
Stratford, Ontario(2)	Body Sealing	Owned
Mexico
Aguascalientes	Body Sealing	Leased
Atlacomulco	Fluid Handling	Owned
Guaymas(2)	Body Sealing and Fluid Handling	Leased
Juarez	Fluid Handling	Owned
Saltillo	Fluid Handling	Leased
Torreon	Fluid Handling	Owned
South America
Brazil
Atibaia	Body Sealing	Leased
Camaçari	Fluid Handling	Leased
Sao Bernardo	Sales & Administration	Leased
Varginha(2)	Body Sealing and Fluid Handling	Owned/Leased
Europe
Czech Republic
Zdar	Fluid Handling	Owned
France
Creutzwald	Fluid Handling	Owned
Lillebonne(a)	Body Sealing	Owned
Rennes(a)	Body Sealing	Owned
Vitré(a)	Body Sealing	Owned

Location	Principal Products	Owned/Leased
Germany
Grünberg	Fluid Handling	Owned
Hockenheim	Fluid Handling	Owned
Lindau	Body Sealing	Owned
Mannheim	Body Sealing	Owned
Schelklingen	Fluid Handling	Owned
Italy
Battipaglia	Body Sealing	Owned
Ciriè	Body Sealing	Owned
Netherlands
Amsterdam	Administration	Leased
Poland
Bielsko-Biala	Body Sealing	Owned
Bielsko-Biala	Administration	Leased
Czestochowa(a)	Anti-Vibration and Body Sealing	Owned
Dzierzoniow(2)	Body Sealing	Owned
Myslenice	Body Sealing	Leased
Piotrkow	Body Sealing	Owned
Romania
Craiova	Body Sealing and Fluid Handling	Leased
Serbia
Sremska Mitrovica	Body Sealing	Owned
United Kingdom
Coventry	Design, engineering and administration	Leased
Asia Pacific
Australia
Adelaide	Industrial Products	Owned
China
Chongqing	Fluid Handling	Owned
Huai-an(a)	Body Sealing	Leased
Jingzhou(a)	Fluid Handling	Owned
Kunshan	Anti-Vibration, Body Sealing and Fluid Handling	Owned
Panyu(a)	Body Sealing	Leased
Shanghai(a)(2)	Body Sealing	Owned/Leased
Wuhu	Body Sealing	Owned
India
Bawal	Body Sealing	Leased
Chennai	Body Sealing and Fluid Handling	Owned
Dharuhera(a)	Body Sealing	Leased
Mumbai(a)	Anti-Vibration	Leased
Sahibabad(a)	Body Sealing	Leased
Manesar(a)	Body Sealing	Leased
Pune	Fluid Handling	Leased
Japan
Hiroshima	Design, engineering and administration	Leased
Nagoya	Design, engineering and administration	Leased
South Korea
CheongJu(b)	Body Sealing	Owned
Gimhae	Body Sealing	Leased
Gunsan	Body Sealing and Fluid Handling	Leased
SeoCheon Gun	Body Sealing	Owned
Thailand
Nakon Ratchasma(a)	Body Sealing	Owned

(a)	Denotes a joint venture facility.
(b)	Under contract of sale.

Item 3.	Legal Proceedings

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

Market Information

Our common stock is quoted on the NYSE since October 17, 2013, under the symbol “CPS” and our warrants are quoted on the OTC Bulletin Board since June 4, 2010, under the symbol “COSHW.” Prior to the NYSE listing, our common stock was traded on the OTC Bulletin Board under the symbol “COSH.”

The following chart lists the high and low sale prices for shares of our common stock and warrants for the calendar quarters indicated through December 31, 2012 and 2013. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2012	High	Low	High	Low
March 31, 2012	$50.00	$34.00	$24.99	$14.25
June 30, 2012	43.48	34.00	21.25	11.00
September 30, 2012	37.75	34.00	14.74	12.30
December 31, 2012	38.50	32.00	13.25	11.37

	Common Stock		Warrants
2013	High	Low	High	Low
March 31, 2013	$41.64	$36.00	$16.47	$12.00
June 30, 2013	47.25	41.40	21.34	16.25
September 30, 2013	52.50	46.25	28.43	20.50
December 31, 2013	55.01	46.52	30.00	22.55

Holders of Common Stock

As of January 28, 2014 we had approximately 1,533 holders of record of our common stock, based on information provided by our transfer agent.

Dividends

Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our credit agreement governing our Senior ABL Facility and the indenture governing our Senior Notes and Senior PIK Toggle Notes contain covenants that among other things restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. We do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Repurchase

On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund all repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the program may be discontinued at any time at the Company’s discretion. This program was not affected by our May 2013 tender offer pursuant to which we purchased approximately $200 million of our common stock.

The following table presents repurchases of common stock during the quarterly period ended December 31, 2013:

2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31	-	$-	-	$45.4
November 1 - November 30	-	$-	-	$45.4
December 1 - December 31	-	$-	-	$45.4

Total	-	$-	-	$45.4

Converted Securities

On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding 7% preferred stock on November 15, 2013. The 7% preferred stock was converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,366 shares of common stock. On the conversion date, the Company’s common shares were issued and the shares of 7% preferred stock were cancelled and all rights of holders of 7% preferred stock were terminated. Shares of 7% preferred stock that were converted and cancelled were restored to the status of authorized but unissued preferred stock of the Company.

Performance Graph

The following graph compares the cumulative total stockholder return from May 27, 2010, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2013, for Cooper-Standard Holdings Inc. existing common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on May 27, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2013.

Comparison of Cumulative Return

	Ticker	5/27/2010	12/31/2010	12/30/2011 (1)	12/31/2012	12/31/2013
Cooper-Standard Holdings Inc.	CPS	$100.00	$130.43	$100.00	$110.14	$142.35
S&P 500	SPX	$100.00	$115.24	$117.63	$120.46	$177.17
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$142.48	$124.22	$126.52	$201.69

(1) Represents last trading day of the year

Item 6.	Selected Financial Data

The selected financial data for the year ended December 31, 2009, the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011, 2012 and 2013 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm.

The audited consolidated statements of net income, statements of comprehensive income, statements of changes in equity and statements of cash flows for the years ended December 31, 2011, 2012 and 2013 are included elsewhere in this Annual Report on Form 10-K. The audited consolidated balance sheets as of December 31, 2012 and 2013 are included elsewhere in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”

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

	Predecessor		Successor
	Year Ended December 31, 2009	Five Months Ended May 31, 2010	Seven Months Ended December 31, 2010	Year Ended December 31,
				2011	2012	2013
	(dollar amounts in millions, except per share amounts)
Statement of operations:
Sales	$1,945.3	$1,009.1	$1,405.0	$2,853.5	$2,880.9	$3,090.5
Cost of products sold	1,679.0	832.2	1,172.4	2,402.9	2,442.0	2,617.8

Gross profit	266.3	176.9	232.6	450.6	438.9	472.7
Selling, administration, & engineering expenses	199.5	92.1	159.5	257.6	281.3	293.5
Amortization of intangibles	15.0	0.3	9.0	15.6	15.4	15.4
Impairment charges	363.5	-	-	-	10.1	-
Restructuring	32.4	5.9	0.5	52.2	28.8	21.7

Operating profit (loss)	(344.1)	78.6	63.6	125.2	103.3	142.1
Interest expense, net of interest income	(64.3)	(44.5)	(25.0)	(40.5)	(44.8)	(54.9)
Equity earnings	4.0	3.6	3.4	5.4	8.8	11.0
Reorganization items and fresh-start accounting adjustments, net	(17.4)	303.4	-	-	-	-
Other income (expense), net	9.9	(21.2)	4.2	7.2	-	(7.4)

Income (loss) before income taxes	(411.9)	319.9	46.2	97.3	67.3	90.8
Income tax expense (benefit)	(55.7)	39.9	5.1	20.8	(31.5)	45.6

Net income (loss)	(356.2)	280.0	41.1	76.5	98.8	45.2
Net (income) loss attributable to noncontrolling interests	0.1	(0.3)	(0.5)	26.3	4.0	2.7

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(356.1)	$279.7	$40.6	$102.8	$102.8	$47.9

Net income available to Cooper-Standard Holdings Inc. common stockholders			$28.7	$75.3	$76.7	$35.1

Earnings per share:
Basic			$1.64	$4.27	$4.40	$2.39

Diluted			$1.55	$3.93	$4.14	$2.24

Balance sheet data (at end of period):
Cash and cash equivalents	$380.3		$294.5	$361.7	$270.6	$184.4
Net working capital (1)	240.8		175.3	193.9	265.6	269.1
Total assets	1,737.4		1,853.8	2,003.8	2,026.0	2,102.8
Total non-current liabilities	263.9		745.7	779.3	774.0	911.9
Total debt (2)	204.3		476.7	488.7	483.4	684.4
Liabilities subject to compromise	1,261.9		-	-	-	-
Preferred stock	-		130.3	125.9	121.6	-
Total equity/(deficit)	(306.5)		563.1	601.2	629.2	615.6

Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$130.0	$(75.4)	$170.6	$172.3	$84.4	$133.3
Investing activities	(45.5)	(19.1)	(51.8)	(73.8)	(117.6)	(191.1)
Financing activities	166.1	(112.6)	(1.4)	(24.6)	(58.1)	(23.0)

Other financial data:
Capital expenditures, including other intangible assets	$46.1	$22.9	$54.4	$108.3	$131.1	$183.3

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2)	Includes $450.0 million of our Senior Notes, $196.5 million of our Senior PIK Toggle Notes, $0.1 million in capital leases, and $37.8 million of other third-party debt at December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We design, manufacture and sell sealing and trim, fuel and brake delivery, fluid transfer, thermal and emissions and anti-vibration systems, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2013, approximately 77% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 23% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform which are increasingly larger and more global. Our sales and product development personnel frequently work directly with the OEMs engineering departments in the design and development of our various products.

Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to price, quality, service, performance, design and engineering capabilities, innovation, timely delivery and an extensive global footprint. Also, we believe our continued commitment to invest in global common processes is an important factor in servicing global customers with the same quality and consistency of product wherever we produce in the world. This is especially important when supplying products for global platforms.

We believe in our continued commitment to investment in global common process solutions. In addition, in order to remain competitive we must also consistently achieve and sustain cost savings. In an ongoing effort to reduce our cost structure, we run a global continuous improvement program which includes training for Kaizen project teams, as well as implementation of lean tools, structured problem solving, best business practices, standardized processes and change management. We also evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries. We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our lean initiatives.

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

In the year ended December 31, 2013, approximately 52% of our sales were generated in North America and approximately 48% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic instability that are associated with some of these markets.

Business Environment and Outlook

According to the fourth quarter 2013 outlook from the forecasting firm IHS, global light vehicle sales will hit a new record of nearly 82 million vehicles this year, despite economic challenges in several key markets, and will grow steadily through 2020 to approximately 105 million vehicles.

Much of this growth will be driven by emerging markets in China, India, Russia, Brazil and Eastern Europe, as well as Indonesia, Thailand and Turkey.

Other important changes include:

•	North American vehicle sales are expected to remain strong over the next few years with strong growth in compact and mid-size vehicles;

•	a slow recovery is beginning in Western Europe with vehicle sales expected to return to the 15 million vehicles level by 2018;

•	the biggest growth area between 2015 and 2020 will be China, followed by India;

•	China will account for nearly 30% of global light vehicle sales by 2020 and will become the world’s #1 light vehicle market, followed by the United States and India;

•

more than $70 billion of capital investments will be made in the BRIC countries (Brazil, Russia, India and China) in the next couple of years to expand auto production capacity, with more than half of that being spent by the OEMs in China alone; and

•

the share of global light vehicles sales for the mature markets (North America, Western Europe and Japan/Korea) will fall from approximately 43% in 2012 to 36 % in 2020, while the share for emerging markets will grow to approximately 64% by 2020.

Several factors will present significant opportunities for automotive suppliers who are positioned for the changing environment such as:

•	continued shift to global platforms (same vehicle that is built around the world);

•	consolidation of suppliers;

•	increased government regulation; and

•	intensified consumer demand for high technology features in vehicles.

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

Details on light vehicle production in certain regions for 2012 and 2013 are provided in the following table:

(In millions of units)	2012(1,2)	2013(1)	% Change
North America	15.4	16.2	4.8%
Europe	19.3	19.3	(0.1)%
South America	4.3	4.5	4.1%
Asia Pacific	40.8	42.6	4.5%

(1)	Production data based on IHS Automotive, December 2013.
(2)	Production data for 2012 has been updated to reflect actual production levels.

The expected annualized vehicle production volumes for 2014 are provided in the following table:

(In millions of units)	2014(1)
North America	16.8
Europe	19.6
South America	4.7
Asia Pacific	44.1

(1)	Production data based on IHS Automotive, December 2013.

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

Results of Operations

	Year Ended December 31,
	2011	2012	2013
	(dollar amounts in thousands)
Sales	$2,853,509	$2,880,902	$3,090,542
Cost of products sold	2,402,920	2,442,014	2,617,804

Gross profit	450,589	438,888	472,738
Selling, administration & engineering expenses	257,559	281,268	293,446
Amortization of intangibles	15,601	15,456	15,431
Impairment charges	—	10,069	—
Restructuring	52,206	28,763	21,720

Operating profit	125,223	103,332	142,141
Interest expense, net of interest income	(40,559)	(44,762)	(54,921)
Equity earnings	5,425	8,778	11,070
Other income (expense), net	7,174	(63)	(7,437)

Income before income taxes	97,263	67,285	90,853
Income tax expense (benefit)	20,765	(31,531)	45,599

Net income	76,498	98,816	45,254
Net loss attributable to noncontrolling interests	26,346	3,988	2,687

Net income attributable to Cooper-Standard Holdings Inc.	$102,844	$102,804	$47,941

Year ended December 31, 2013 Compared to Year ended December 31, 2012.

Sales. Sales were $3,090.5 million for the year ended December 31, 2013, compared to $2,880.9 million for the year ended December 31, 2012, an increase of $209.6 million, or 7.3%. Sales were favorably impacted by an increase in volumes in all segments, and favorable foreign exchange of $7.6 million. In addition, the Jyco acquisition provided $32.7 million of incremental sales. These items were partially offset by customer price concessions.

Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,617.8 million for the year ended December 31, 2013, compared to $2,442 million for the year ended December 31, 2012, an increase of $175.8 million or 7.2%. Raw materials comprise the largest component of our cost of products sold and represented 49% and 51% of total cost of products sold for the years ended December 31, 2013 and 2012, respectively. The period was impacted by increased volumes in all segments, higher staffing costs and other operating expenses. In addition, cost of products sold for the year ended December 31, 2013 was impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by lean savings.

Gross Profit. Gross profit for the year ended December 31, 2013 was $472.7 million compared to $438.9 million for the year ended December 31, 2012. As a percentage of sales, gross profit was 15.3% and 15.2% of sales for the years ended December 31, 2013 and 2012, respectively. The increase was driven by the favorable impact of lean savings and increased volumes in all segments, partially offset by customer price concessions, higher staffing costs and other operating expenses.

Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2013 was $293.4 million or 9.5% of sales compared to $281.3 million or 9.8% of sales for the year ended December 31, 2012. Selling, administration and engineering expense for the year ended December 31, 2013 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world. In addition, the year ended December 31, 2013 was impacted by the Jyco acquisition, which was completed July 31, 2013.

Restructuring. Restructuring charges of $21.7 million for the year ended December 31, 2013 consisted primarily of $5.3 million of costs associated with initiatives announced prior to 2013 and $16.4 million of costs associated with initiatives announced in 2013, primarily relating to an initiative in Europe to change our manufacturing footprint. Restructuring charges of $28.8 million for the year ended December 31, 2012 consisted primarily of costs associated with European initiatives announced during 2012 and additional costs associated with the reorganization of our French body sealing operations in relation to the joint venture with FMEA.

Interest Expense, Net. Net interest expense of $54.9 million for the year ended December 31, 2013 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes and Senior PIK Toggle Notes. Net interest expense of $44.8 million for the year ended December 31, 2012 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes.

Other Income (Expense), Net. Other expense for the year ended December 31, 2013 was $7.4 million, which consisted of $9.4 million of foreign currency losses and $1.7 million of loss on sale of receivables, which were partially offset by $3.7 million of other miscellaneous income. Other expense for the year ended December 31, 2012 was $0.1 million, which consisted of $6.8 million of foreign currency losses and $1.0 million of loss on sale of receivables, which were partially offset by $4.4 million of gains related to forward contracts and $3.3 million of other miscellaneous income.

Income Tax Expense (Benefit). Income taxes for the year ended December 31, 2013 included an expense of $45.6 million on earnings before taxes of $90.9 million. This compares to a benefit of $31.5 million on $67.3 million of earnings before taxes for the year ended December 31, 2012. Tax expense in 2013 differs from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, the distribution of income between the United States and foreign sources, tax credits and incentives, and other non-recurring discrete items.

Year ended December 31, 2012 Compared to Year ended December 31, 2011.

Sales. Sales were $2,880.9 million for the year ended December 31, 2012, compared to $2,853.5 million for the year ended December 31, 2011, an increase of $27.4 million, or 1%. Sales were favorably impacted by an increase in volumes in North America as well as the USi acquisition and the joint venture with FMEA which were completed March, 2011 and May, 2011, respectively. These favorable items were partially offset by unfavorable foreign exchange of $129.4 million and decreased volumes in the Europe segment.

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

Impairment Charges. Due to launch activities and operational inefficiencies incurred in 2012 and that were expected to continue into the future as additional time would be needed to improve operational performance, a goodwill impairment charge of $2.8 million was recorded during the fourth quarter of 2012. In 2012, as a result of projected declines in vehicle production volumes and increased costs, the undiscounted cash flows at one of our European facilities did not exceed its book value resulting in an asset impairment charge of $7.3 million being recorded in the fourth quarter of 2012.

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

Interest Expense, net. Net interest expense of $44.8 million for the year ended December 31, 2012 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes. Net interest expense of $40.6 million for the year ended December 31, 2011 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes, which was partially offset by interest income of $4.9 million.

Other Income (Expense), net. Other expense for the year ended December 31, 2012 was $0.1 million, which consisted of $6.8 million of foreign currency losses and $1.0 million of loss on sale of receivables, which were largely offset by $4.4 million of gains related to forward contracts and $3.3 million of other miscellaneous income. Other income for the year ended December 31, 2011 was $7.2 million, which consisted of a gain on the partial sale of ownership in our NISCO joint venture of $11.4 million and foreign currency gains of $2.8 million, which were partially offset by unrealized losses related to forward contracts of $5.3 million and loss on factoring of receivables and miscellaneous expense of $1.7 million.

Income Tax Expense (Benefit). Income taxes for the year ended December 31, 2012 included a benefit of $31.5 million on earnings before taxes of $67.3 million. This compares to an expense of $20.8 million and $97.3 million on earnings before taxes for the year ended December 31, 2011. Tax expense in 2012 differs from the statutory rate due to the benefit resulting from the reversal of the valuation allowance on net deferred tax assets in the United States, income in jurisdictions with valuation allowances offset by incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, the distribution of income between the United States and foreign sources, tax credits and incentives, and other non-recurring discrete items.

Segment Results of Operations

The following table presents sales and segment profit (loss) for each of the reportable segments for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(dollar amounts in thousands)
Sales to external customers
North America	$1,417,281	$1,503,736	$1,617,981
Europe	1,078,165	1,016,576	1,076,122
South America	139,518	147,408	176,540
Asia Pacific	218,545	213,182	219,899

Consolidated	$2,853,509	$2,880,902	$3,090,542

Segment profit (loss)
North America	$158,178	$136,456	$134,727
Europe	(70,062)	(56,626)	(40,046)
South America	5,676	(18,859)	(11,932)
Asia Pacific	3,471	6,314	8,104

Income before income taxes	$97,263	$67,285	$90,853

Year ended December 31, 2013 Compared to the Year Ended December 31, 2012.

North America. Sales for the year ended December 31, 2013 increased $114.2 million or 7.6%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume, which was partially offset by customer price concessions and unfavorable foreign exchange of $5 million. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. Segment profit for the year ended December 31, 2013 decreased $1.7 million, primarily due to customer price concessions, higher staffing costs and other operating expenses, which were partially offset by the favorable impact of lean savings, increased sales volume and the Jyco acquisition.

Europe. Sales for the year ended December 31, 2013 increased $59.5 million, or 5.9%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume and favorable foreign exchange of $33.2 million, which were partially offset by customer price concessions. Segment loss improved by $16.6 million, primarily due to the favorable impact of lean and restructuring savings and favorable material prices, which were partially offset by customer price concessions, higher staffing and other operating expenses. In addition, an asset impairment charge of $7.3 million was recorded in 2012.

South America. Sales for the year ended December 31, 2013 increased $29.1 million, or 19.8%, compared to the year ended December 31, 2012, primarily due to an increase in sales volumes, which was partially offset by unfavorable foreign exchange of $18.1 million. Segment loss improved by $6.9 million, primarily due to increased volumes and lean savings, which were partially offset by other operating expenses. In addition, a goodwill impairment charge of $2.8 million was recorded in 2012.

Asia Pacific. Sales for the year ended December 31, 2013 increased $6.7 million, or 3.2%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume, which was partially offset by unfavorable foreign exchange of $2.5 million. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. Segment profit increased by $1.8 million, primarily due to increased volumes and lean savings, which were partially offset by higher staffing costs.

Year ended December 31, 2012 Compared to the Year Ended December 31, 2011.

North America. Sales for the year ended December 31, 2012 increased $86.5 million or 6.1%, compared to the year ended December 31, 2011, primarily due to an increase in sales volume, offset by unfavorable foreign exchange of $12.5 million. Segment profit for the year ended December 31, 2012 decreased $21.7 million, primarily due to higher raw material costs, increased staffing and a gain of $11.4 million recognized in 2011 for the partial sale of ownership in our NISCO joint venture, which were partially offset by the favorable impact of lean savings and increased sales volume.

Europe. Sales for the year ended December 31, 2012 decreased $61.6 million, or 5.7%, compared to the year ended December 31, 2011, primarily due to unfavorable foreign exchange of $86.1 million and decreased production volumes, which were partially offset by sales from our joint venture with FMEA. Segment loss decreased by $13.4 million, primarily due to restructuring costs that were recorded in 2011 for the joint venture agreement with FMEA and the favorable impact of lean savings, which were partially offset by impairment charges of fixed assets of $7.3 million, higher raw material costs, unfavorable foreign exchange and decreased volumes.

South America. Sales for the year ended December 31, 2012 increased $7.9 million, or 5.7%, compared to the year ended December 31, 2011, primarily due to increased production volumes, which was partially offset by unfavorable foreign exchange of $22 million. Segment profit decreased by $24.5 million, primarily due to new plant start-up costs, impairment charges of goodwill of $2.8 million, higher raw material costs and unfavorable foreign exchange, which were partially offset by the favorable impact of increased sales volume and lean savings.

Asia Pacific. Sales for the year ended December 31, 2012 decreased $5.4 million, or 2.5%, compared to the year ended December 31, 2011, primarily due to unfavorable foreign exchange of $8.7 million. Segment profit increased by $2.8 million, primarily due to the favorable impact of lean savings, which was partially offset by higher material costs.

Off-Balance Sheet Arrangements

As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2012 and 2013, we had $73.7 million and $94.5 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2012 and 2013, total accounts receivables factored were $332 million, and $474.2 million, respectively. Costs incurred on the sale of receivables were $2 million, $2.2 million and $2.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under our credit agreement governing our Senior ABL Facility and the indentures governing the Senior Notes and the Senior PIK Toggle Notes.

As of December 31, 2013, we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources

Short and Long-Term Liquidity Considerations and Risks

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility, in addition to certain receivable factoring. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the consolidated financial statements for additional information.

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

Cash Flows

Operating activities. Net cash provided by operations was $133.3 million for the year ended December 31, 2013, which included $59.3 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts and tooling receivables and inventories of $81.6 million, partially offset by increased accounts payable of $58.4 million, due primarily to increased demand for our products. In addition, pension contributions of $20.8 million were made during the year ended December 31, 2013. Net cash provided by operations was $84.4 million for the year ended December 31, 2012, which included $114.5 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts and tooling receivables of $61.7 million and pension contributions of $33.5 million.

Investing activities. Net cash used in investing activities was $191.1 million for the year ended December 31, 2013, which consisted primarily of $183.3 million of capital spending and $13.5 million for the Jyco acquisition, offset by a $2.1 million return on equity investments and proceeds of $3.6 million for the sale of fixed assets and other. Net cash used in investing activities was $117.6 million for the year ended December 31, 2012, which consisted primarily of $131.1 million of capital spending, offset by proceeds of $14.6 million for the sale of fixed assets and other. We anticipate that we will spend approximately $195 million to $205 million on capital expenditures in 2014.

Financing activities. Net cash used in financing activities totaled $23 million for the year ended December 31, 2013, which consisted primarily of repurchase of common stock of $217.5 million, payment of cash dividends on our 7% preferred stock of $4.7 million and payments on long-term debt of $3.9 million, which were partially offset by proceeds of $194.4 million from the issuance of Senior PIK Toggle Notes, $11.3 million related to the exercise of stock warrants and an increase in long-term debt of $7.1 million. Net cash used in financing activities totaled $58.1 million for the year ended December 31, 2012, which consisted primarily of repurchases of 7% preferred stock of $6.8 million, repurchase of common stock of $36.9 million, a decrease in short-term debt and payments on long-term debt aggregating $5.5 million, and payment of cash dividends on our 7% preferred stock of $6.8 million.

On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock was converted at the rate of 4.34164 shares of the

Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,366 shares of common stock. On the conversion date, the shares of 7% preferred stock were cancelled and all rights of holders of 7% preferred stock were terminated (other than the right to receive shares of common stock issuable upon conversion). Shares of 7% preferred stock that were converted and cancelled were restored to the status of authorized but unissued preferred stock of the Company.

Financing Arrangements

As part of our Plan of Reorganization, we issued $450 million of our Senior Notes and entered into our Senior ABL Facility. On April 3, 2013, the Company issued its Senior PIK Toggle Notes as part of the financing for the purchase of shares of our common stock pursuant to the Equity Tender Offer. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next 12 months. Our Senior Notes, Senior ABL Facility and Senior PIK Toggle Notes are described below. See Note 7. “Debt” to the consolidated financial statements for additional information.

Senior ABL Facility

On April 8, 2013, Cooper-Standard Holdings Inc. (“Parent”), CSA U.S. (the “Issuer” or the “US Borrower”), CSA Canada (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings BV (the “European Borrower” and, together with the US Borrower and Canadian Borrower, the “Borrowers”), and certain subsidiaries of the US Borrower entered into an Amended and Restated Loan and Security Agreement in connection with its Senior ABL Facility, with certain lenders, Bank of America, N.A., as agent (the “Agent”) for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. A summary of our Senior ABL Facility is set forth below. This description is qualified in its entirety by reference to the credit agreement governing our Senior ABL Facility.

General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $150 million, subject to borrowing base availability, including a $50 million letter of credit sub-facility and a $25 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $75 million incremental loan facility, for a potential total Senior ABL Facility of $225 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2013, subject to borrowing base availability, the Company had $150 million in availability less outstanding letters of credit of $36.7 million.

Maturity. Any borrowings under our Senior ABL Facility will mature, and the commitments of the lenders under our Senior ABL Facility will terminate, on March 1, 2018.

Borrowing base. Loan (and letter of credit) availability under our Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our Senior ABL Facility is apportioned as follows: $130 million to CSA U.S., which includes a $50 million sublimit to Cooper-Standard Automotive International Holdings B.V. and a $20 million sublimit to CSA Canada.

Guarantees; security. Obligations under our Senior ABL Facility and cash management arrangements and interest rate and foreign currency swaps, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”) entered into by CSA U.S. are guaranteed on a senior secured basis by the Company and all of our U.S. subsidiaries (other than CS Automotive LLC). Obligations of CSA Canada under our Senior ABL Facility and Additional ABL Secured Obligations of CSA Canada and its Canadian subsidiaries are guaranteed on a senior secured basis by the Company, its U.S. subsidiaries and CSA Canada and Canadian subsidiaries. The obligations under our Senior ABL Facility and related guarantees are secured by a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts, securities accounts, letters of credit, commercial tort claims and certain related assets and proceeds of the foregoing.

Interest. Borrowings under our Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower or European Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

The applicable margin may vary between 1.50% and 2.00% with respect to the LIBOR or BA-based borrowings and between 0.50% and 1.00% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments based on usage over the immediately preceding quarter.

In addition to paying interest on outstanding principal under our Senior ABL Facility, the Borrowers are required to pay a fee in respect of committed but unused commitments. The Borrowers are also required to pay a fee on outstanding letters of credit under our Senior ABL Facility together with customary issuance and other letter of credit fees. Our Senior ABL Facility also required the payment of customary agency and administrative fees.

The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of any outstanding borrowings).

Covenants; Events of Default. Our Senior ABL Facility includes affirmative and negative covenants that impose substantial restrictions on our financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. Our Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under our Senior ABL Facility is less than specified levels. Our Senior ABL Facility also contains various events of default that are customary for comparable facilities.

Our current revenue forecast for 2014 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 16.8 million units and 19.6 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.

8 1/2% Senior Notes due 2018

On May 11, 2010 as part of the Plan of Reorganization, CSA Escrow Corporation (the “escrow issuer”), an indirect wholly-owned non-Debtor subsidiary of the Issuer closed an offering of $450 million aggregate principal amount of its Senior Notes. Proceeds from the Senior Notes were used to pay certain claims in the Plan of

Reorganization. The Senior Notes were initially issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). In February 2011, we consummated a registered exchange offer pursuant to which we exchanged all of the outstanding privately placed Senior Notes, or “old notes,” for new 8 1/2% Senior Notes due 2018, or “exchange notes.” The exchange notes were issued under the same indenture as the old notes and are identical to the old notes, except that the new notes have been registered under the Securities Act. References herein to the “Senior Notes” refer to the old notes prior to the consummation of the exchange offer and to the exchange notes thereafter.

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

•

prior to May 1, 2014, all or a portion of the Senior Notes may be redeemed at a price equal to 100% of the principal amount thereof plus a make-whole premium, and any accrued and unpaid interest to the redemption date.

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

Senior PIK Toggle Notes

On April 3, 2013, the Company issued the Senior PIK Toggle Notes. The Senior PIK Toggle Notes bear an interest rate of 7.375% and mature on April 1, 2018. The Senior PIK Toggle Notes were issued pursuant to an indenture dated April 3, 2013. The Senior PIK Toggle Notes were issued at a discount of $3.9 million. On May 20, 2013, the Company issued an additional $25 million Senior PIK Toggle Notes pursuant to the indenture dated April 3, 2013. The additional Senior PIK Toggle Notes were issued at a discount of $0.2 million. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes, together with cash on hand, to finance the purchase of shares of our common stock pursuant to the Equity Tender Offer.

The Company paid the first interest payment on the Senior PIK Toggle Notes in cash (“Cash Interest”). For each interest period thereafter (other than for the final interest period ending at stated maturity, which will be made in cash), the Company will be required to pay Cash Interest, unless the conditions described in the indenture are satisfied, in which case the Company will be entitled to pay, to the extent described in the indenture, interest by increasing the principal amount of the outstanding Senior PIK Toggle Notes or issuing new Senior PIK Toggle Notes (such increase or issuance, “PIK Interest”). Cash Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 7.375% per annum. PIK Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 8.125% per annum.

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

The Company has the right to redeem the Senior PIK Toggle Notes at the redemption prices set forth below:

•

on and after April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed at a redemption price of 102.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2014, 101.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2015, and 100.000% of the principal amount thereof if redeemed on or after April 1, 2016, in each case plus any accrued and unpaid interest to the redemption date;

•

prior to April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed with the proceeds from certain equity offerings at a redemption price of 102.000% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•

prior to April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed at a price equal to 100.000% of the principal amount thereof plus a make-whole premium, plus any accrued and unpaid interest to the redemption date.

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

The Senior PIK Toggle Notes indenture contains covenants and events of default customary for an issuer of non-investment grade debt and substantially similar to the covenants and events of default in the indenture governing the Senior Notes.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2011	2012	2013
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$102.8	$47.9
Income tax expense (benefit)	20.8	(31.5)	45.6
Interest expense, net of interest income	40.5	44.8	54.9
Depreciation and amortization	124.1	122.7	111.1

EBITDA	$288.2	$238.8	$259.5
Restructuring (1)	52.2	28.8	21.7
Noncontrolling interest (2)	(19.9)	(3.0)	(0.5)
Inventory write-up (3)	0.7	-	0.3
Net gain on partial sale of joint venture (4)	(11.4)	-	-
Acquistion costs (5)	2.2	-	0.9
Stock-based compensation (6)	10.8	9.8	5.2
Impairment charges (7)	-	10.1	-
Retirement obligation (8)	-	11.5	-
Noncontrolling interest deferred tax valuation reversal (9)	-	2.0	-
Other (10)	1.3	-	0.3

Adjusted EBITDA	$324.1	$298.0	$287.4

(1)	Includes non-cash restructuring.
(2)	Proportionate share of restructuring costs related to FMEA joint venture.
(3)	Write-up of inventory to fair value for the USi, Inc. acquisition, the FMEA joint venture, net of noncontrolling interest and the Jyco acquisition.
(4)	Net gain on partial sale of ownership percentage in joint venture.
(5)	Costs incurred in relation to the FMEA joint venture agreement and the Jyco acquisition.
(6)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
(7)	Impairment charges related to goodwill of $2.8 million and fixed assets of $7.3 million.
(8)	Executive compensation for retired CEO and recruiting costs related to search for new CEO.
(9)	Noncontrolling interest deferred tax valuation reversal related to FMEA joint venture.
(10)	Costs related to corporate development activities.

Working capital

Historically, we have not generally experienced difficulties in collecting our accounts receivable, but the dynamics associated with the global economic downturn have impacted both the amount of our receivables and somewhat the stressed ability for our customers to pay within normal terms. We believe that we currently have a strong working capital position. As of December 31, 2013, we had net cash of $184.4 million.

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

The following table summarizes the total amounts due as of December 31, 2013 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 Years
	(dollars in millions)
Debt obligations	$646.5	$-	$-	$646.5	$-
Interest on debt obligations	238.5	53.0	106.0	79.5	-
Operating lease obligations	83.6	25.1	32.8	11.1	14.6
Other obligations(1)	103.4	93.8	4.3	2.7	2.6

Total	$1,072.0	$171.9	$143.1	$739.8	$17.2

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.

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

We also have minimum funding requirements with respect to our pension obligations. We expect to make minimum cash contributions of approximately $13.2 million and discretionary cash contributions of approximately $1.3 million to our domestic and foreign pension plan asset portfolios in 2014. Our minimum funding requirements after 2014 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $3.1 million in 2014.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $7.0 million as of December 31, 2013 have been excluded from the contractual obligations table above. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.

In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2013 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

Raw Materials and Manufactured Components

The principal raw materials for our business include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable total cost of ownership. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.

We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, die castings and other labor-intensive, economically freighted products in our North American and European facilities.

Extreme fluctuations in material pricing have occurred in recent years adding challenges in forecasting supply costs. Our inability generally to recover higher than anticipated material costs from our customers could impact our profitability.

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

Goodwill. As of December 31, 2012 and 2013, we had recorded goodwill of approximately $133.7 million and $139.7 million, respectively. Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.

Our 2012 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in an impairment charge of $2.8 million in our South America reporting unit. This charge was due to changes in the forecast for this reporting unit resulting from launch activities and operational inefficiencies incurred in 2012 that were expected to continue into the future as additional time would be required to improve operational performance.

Our 2013 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. The fair value of our Europe reporting unit did not substantially exceed its corresponding carrying amount and if future growth assumptions are not achieved, the Company could incur a future goodwill impairment charge.

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

Restructuring-Related Reserves. Specific accruals have been recorded in connection with restructuring initiatives, as well as the integration of acquired businesses. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 4. “Restructuring” to the consolidated financial statements for additional information.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes three years cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three-year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, management concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to those net deferred tax assets.

We continue to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2013, we had valuation allowances of $122.8 million related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. Our valuation allowance increased in 2013 primarily as a result of recording a valuation allowance against our net deferred tax asset in Brazil and current year losses with no benefit in certain foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.

Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are updated at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $7.3 million and $2.4 million, respectively, for the year ended December 31, 2013.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2013 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have increased the fiscal 2014 net periodic benefit cost expense by approximately $0.4 million or $1.6 million, respectively. Likewise, a

1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2014 net periodic benefit cost by approximately $3.4 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $70.6 million or $57.9 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $3.1 million in 2014.

The expected annual rate of increase in health care costs is approximately 7% for 2013 (6.92% for the United States, 8% for Canada) grading down to 5% in 2018, and was held constant at 5% for years past 2018. These trend rates were assumed to reflect market trend, actual experience and future expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2014 service and interest cost components by $0.3 million or $0.2 million, respectively and the projected benefit obligations would have increased or decreased by $3.0 million or $2.4 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $1.2 million in 2014.

The general funding policy is to contribute amounts deductible for United States federal income tax purposes or amounts required by local statute.

Recent Accounting Pronouncements

See Note 2. “Significant Accounting Policies,” to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 8. “Financial Statements and Supplementary Data,” especially Note 20. “Fair Value of Financial Instruments” to the consolidated financial statements.

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2013 there were no forward foreign exchange contracts outstanding.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2013, net sales outside of the United States accounted for 73% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.

Interest Rates. We use interest rate swap contracts to mitigate our exposure to variable interest rates on outstanding variable rate debt instruments. These contracts converted certain variable rate debt obligations to fixed rate. These contracts were accounted for as cash flow hedges. All interest rate swap contracts were settled as of December 31, 2013.

Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any derivative instruments in 2013. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.

We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2013 and 2012, and the related consolidated statements of net income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2014

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Sales	$2,853,509	$2,880,902	$3,090,542
Cost of products sold	2,402,920	2,442,014	2,617,804

Gross profit	450,589	438,888	472,738
Selling, administration & engineering expenses	257,559	281,268	293,446
Amortization of intangibles	15,601	15,456	15,431
Impairment charges	-	10,069	-
Restructuring	52,206	28,763	21,720

Operating profit	125,223	103,332	142,141
Interest expense, net of interest income	(40,559)	(44,762)	(54,921)
Equity earnings	5,425	8,778	11,070
Other income (expense), net	7,174	(63)	(7,437)

Income before income taxes	97,263	67,285	90,853
Income tax expense (benefit)	20,765	(31,531)	45,599

Net income	76,498	98,816	45,254
Net loss attributable to noncontrolling interests	26,346	3,988	2,687

Net income attributable to Cooper-Standard Holdings Inc.	$102,844	$102,804	$47,941

Net income available to Cooper-Standard Holdings Inc. common stockholders	$75,260	$76,730	$35,054

Earnings per share
Basic	$4.27	$4.40	$2.39

Diluted	$3.93	$4.14	$2.24

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$76,498	$98,816	$45,254

Other comprehensive income (loss):
Currency translation adjustment	(28,967)	2,051	(12,550)
Benefit plan liability, net of tax (1)	(32,620)	(36,360)	30,612
Fair value change of derivatives, net of tax (2)	80	79	(250)

Other comprehensive income (loss), net of tax	(61,507)	(34,230)	17,812

Comprehensive income	14,991	64,586	63,066
Comprehensive loss attributable to noncontrolling interests	29,503	5,239	2,629

Comprehensive income attributable to Cooper-Standard Holdings Inc.	$44,494	$69,825	$65,695

(1)	Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $2,303, $10,055 and ($17,224) for the years ended December 31, 2011, 2012 and 2013, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of ($34), ($29) and $99 for the years ended December 31, 2011, 2012 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2013

(Dollar amounts in thousands except share amounts)

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$270,555	$184,370
Accounts receivable, net	350,013	365,750
Tooling receivable	116,947	156,205
Inventories	143,253	179,766
Prepaid expenses	21,902	26,940
Other	87,802	82,301

Total current assets	990,472	995,332
Property, plant and equipment, net	628,608	732,902
Goodwill	133,716	139,701
Intangibles, net	116,724	101,436
Deferred tax assets	72,718	34,235
Other assets	83,739	99,148

	$2,025,977	$2,102,754

Liabilities and Equity
Current liabilities:
Debt payable within one year	$32,556	$28,329
Accounts payable	271,355	355,394
Payroll liabilities	102,857	97,146
Accrued liabilities	80,148	89,302

Total current liabilities	486,916	570,171
Long-term debt	450,809	656,095
Pension benefits	201,104	151,113
Postretirement benefits other than pensions	69,142	57,224
Deferred tax liabilities	10,801	11,146
Other liabilities	42,131	36,280

Total liabilities	1,260,903	1,482,029

Redeemable noncontrolling interests	14,194	5,153

7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2012, and December 31, 2013; 964,247 shares issued and 958,333 outstanding at December 31, 2012 and 0 shares issued and outstanding at December 31, 2013	121,649	-
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2012 and December 31, 2013; 18,426,831 shares issued and 17,275,852 outstanding at December 31, 2012 and 18,226,223 shares issued and 16,676,539 outstanding at December 31, 2013	16	17
Additional paid-in capital	471,851	489,052
Retained earnings	201,907	156,775
Accumulated other comprehensive loss	(45,448)	(27,694)

Total Cooper-Standard Holdings Inc. equity	628,326	618,150
Noncontrolling interests	905	(2,578)

Total equity	629,231	615,572

Total liabilities and equity	$2,025,977	$2,102,754

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2010	$6,215	18,376,112	$17	$478,706	$35,842	$45,881	$560,446	$2,607	$563,053
Shares issued under stock option plans		14,945		(388)			(388)		(388)
Preferred stock redemption premium					(1,710)		(1,710)		(1,710)
Stock based compensation, net		(67,614)		8,975	(953)		8,022		8,022
Preferred stock dividends					(7,278)		(7,278)		(7,278)
FMEA joint venture transaction	34,298			(1,656)			(1,656)		(1,656)
Accretion of redeemable noncontrolling interest	4,071				(4,071)		(4,071)		(4,071)
Net income (loss) for 2011	(27,045)				102,844		102,844	699	103,543
Other comprehensive income (loss)	(3,195)					(58,350)	(58,350)	38	(58,312)

Balance at December 31, 2011	14,344	18,323,443	17	485,637	124,674	(12,469)	597,859	3,344	601,203
Shares issued under stock option plans		21,356		(346)			(346)		(346)
Preferred stock redemption premium					(1,376)		(1,376)		(1,376)
Repurchase of common stock		(1,030,319)	(1)	(24,933)	(11,961)		(36,895)		(36,895)
Converted preferred stock shares		2,278		68			68		68
Stock based compensation, net		(40,906)		11,277	(672)		10,605		10,605
Preferred stock dividends					(6,764)		(6,764)		(6,764)
Accretion of redeemable noncontrolling interest	4,798				(4,798)		(4,798)		(4,798)
Purchase of noncontrolling interest				148			148	(2,148)	(2,000)
Net income (loss) for 2012	(3,688)				102,804		102,804	(300)	102,504
Other comprehensive income (loss)	(1,260)					(32,979)	(32,979)	9	(32,970)

Balance at December 31, 2012	14,194	17,275,852	16	471,851	201,907	(45,448)	628,326	905	629,231
Shares issued under stock option plans		32,176		(702)			(702)		(702)
Repurchase of common stock		(5,044,109)	(5)	(122,067)	(95,477)		(217,549)		(217,549)
Converted preferred stock shares		4,130,742	4	121,908			121,912		121,912
Warrant exercise		419,124	1	11,252			11,253		11,253
Stock based compensation, net		(137,246)	1	7,695	(2,011)		5,685		5,685
Preferred stock dividends					(4,454)		(4,454)		(4,454)
Remeasurement of redeemable noncontrolling interest	(8,249)				8,869		8,869	(620)	8,249
Purchase of noncontrolling interest				(885)			(885)	(1,026)	(1,911)
Net income (loss) for 2013	(126)				47,941		47,941	(2,561)	45,380
Other comprehensive income (loss)	(666)					17,754	17,754	724	18,478

Balance at December 31, 2013	$5,153	16,676,539	$17	$489,052	$156,775	$(27,694)	$618,150	$(2,578)	$615,572

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2011	2012	2013
Operating Activities:
Net income	$76,498	$98,816	$45,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	108,473	107,275	95,597
Amortization of intangibles	15,601	15,456	15,431
Impairment charges	-	10,069	-
Stock-based compensation expense	12,096	15,306	11,576
Equity earnings, net of dividends related to earnings	1,115	(5,377)	(5,723)
Gain on partial sale of joint venture	(11,423)	-	-
Deferred income taxes	(525)	(41,386)	27,479
Other	1,636	(1,269)	2,902
Changes in operating assets and liabilities:
Accounts and tooling receivable	(27,246)	(61,735)	(49,786)
Inventories	(4,641)	(2,237)	(31,823)
Prepaid expenses	(7,356)	2,969	(5,981)
Accounts payable	54,883	14,581	58,369
Accrued liabilities	(38,228)	(15,750)	(7,939)
Other	(8,544)	(52,317)	(22,099)

Net cash provided by operating activities	172,339	84,401	133,257
Investing activities:
Capital expenditures, including other intangible assets	(108,339)	(131,067)	(183,336)
Acquisition of businesses, net of cash acquired	28,487	(1,084)	(13,504)
Return on equity investments	-	-	2,120
Investment in affiliate	(10,500)	-	-
Proceeds from sale of joint venture	16,000	-	-
Proceeds from sale of fixed assets and other	599	14,581	3,636

Net cash used in investing activities	(73,753)	(117,570)	(191,084)
Financing activities:
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	-	-	194,357
Decrease in short term debt, net	(5,815)	(428)	(486)
Principal payments on long-term debt	(4,047)	(5,110)	(3,930)
Increase in long-term debt	-	-	7,073
Preferred stock cash dividends paid	(7,116)	(6,784)	(4,747)
Purchase of noncontrolling interest	-	(2,000)	(1,911)
Repurchase of preferred stock	(7,470)	(6,838)	-
Repurchase of common stock	-	(36,895)	(217,549)
Proceeds from exercise of warrants	-	-	11,253
Other	(136)	(21)	(7,107)

Net cash used in financing activities	(24,584)	(58,076)	(23,047)
Effects of exchange rate changes on cash and cash equivalents	(6,707)	55	(5,311)

Changes in cash and cash equivalents	67,295	(91,190)	(86,185)
Cash and cash equivalents at beginning of period	294,450	361,745	270,555

Cash and cash equivalents at end of period	$361,745	$270,555	$184,370

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands except note 22, per share and share amounts)

1. Description of Business

Description of business

Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”), through its wholly-owned subsidiary CSA U.S., is a leading manufacturer of sealing and trim, fuel and brake delivery, fluid transfer, thermal and emissions, and anti-vibration systems (“AVS”) components, systems, subsystems and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.

The Company believes that they are the largest global producer of body sealing systems, the second largest global producer of the types of fuel and brake delivery products that they manufacture and one of the largest North American producers of fluid transfer systems. They design and manufacture their products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 74 manufacturing locations and 10 design, engineering, and administrative locations in 19 countries around the world.

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

The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally this occurs when ownership is between 20% to 50%. The cost method is followed in those situations where the Company’s ownership is less than 20% and the Company does not have the ability to exercise significant influence.

The Company’s investment in Nishikawa Standard Company (“NISCO”), a 40% owned joint venture in the United States, is accounted for under the equity method. This investment is in the Company’s North America segment. This investment totaled $17,424 and $17,162 at December 31, 2012 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings. In 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital.

The Company’s investment in Guyoung, a 17% owned joint venture in Korea, is accounted for under the cost method. This investment is in the Company’s Asia Pacific segment. This investment totaled $2,014 and $1,886 at December 31, 2012 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. During 2013, the Company sold shares of its investment in Guyoung which decreased the ownership percentage from 20% to 17%.

The Company’s investment in Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”), a 47.5% owned joint venture in China, is accounted for under the equity method. This investment is in the Company’s Asia Pacific segment. This investment totaled $26,815 and $29,270 at December 31, 2012 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2012, the Company received from Huayu a dividend of $2,519 all of which was related to earnings. In 2013, the Company received from Huayu a dividend of $2,094, all of which was related to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The Company’s investment in NISCO Thailand, a 20% owned joint venture in Thailand, is accounted for under the equity method. This investment is in the Company’s Asia Pacific segment. This investment totaled $13,056 and $14,839 at December 31, 2012 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2012, the Company received from NISCO Thailand a dividend of $82, all of which was related to earnings. In 2013, the Company received from NISCO Thailand a dividend of $1,374, all of which was related to earnings.

The Company’s investment in Sujan Barre Thomas AVS Private Limited, a 50% owned joint venture in India, is accounted for under the equity method. This investment is in the Company’s Europe segment. This investment totaled $2,944 and $3,329 at December 31, 2012 and 2013, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $3,727 and $6,317 at December 31, 2012 and 2013, respectively.

Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $1,463 for 2011, $1,839 for 2012 and $3,059 for 2013.

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2012 and 2013, inventories are reflected net of reserves of $20,987 and $19,954, respectively.

	December 31,
	2012	2013
Finished goods	$37,415	$48,787
Work in process	32,383	38,929
Raw materials and supplies	73,455	92,050

	$143,253	$179,766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

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

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $2,593 and $2,026 at December 31, 2012 and 2013, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $3,877 and $13,786 at December 31, 2012 and 2013, respectively. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. Tooling receivable for customer-owned tooling for the years ended December 31, 2012 and 2013 was $116,947 and $156,205, respectively, of which $78,403 and $99,687, respectively, was not yet invoiced to the customer.

Goodwill – Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting unit which is determined in accordance with ASC 350 “Intangibles-Goodwill and Other.” The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

its reporting units. The guideline public company method, a form of the market approach, was used to corroborate the results of the Company’s income approach conclusions. The Company conducts its annual goodwill impairment analysis as of October 1st of each year.

The Company may first assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company also has the option to bypass the qualitative assessment and proceed directly to the first step of the goodwill test. For 2013, the Company decided to bypass the qualitative assessment and proceed directly to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The 2013 annual goodwill impairment analysis resulted in no impairment.

Revenue Recognition and Sales Commitments – Revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed and deliverable and collectability is reasonably assured. The Company generally enters into agreements with their customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once they enter into such agreements, fulfillment of their customers’ purchasing requirements can be their obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by their customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to their customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, they recognize losses as they are incurred.

The Company receives blanket purchase orders from many of its customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in the annual purchase orders as products are shipped to the customers. As part of certain agreements, the Company is asked to provide its customers with annual cost reductions. The Company accrues for such amounts as a reduction of revenue as products are shipped to the customers. In addition, the Company generally has ongoing adjustments to pricing arrangements with its customers based on the related content and cost of the products. Such pricing accruals are adjusted as they are settled with the customers.

Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of net income. Shipping and handling costs are included in cost of sales in the Company’s consolidated statements of net income.

Research and development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $83,906 for 2011, $94,171 for 2012 and $103,475 for 2013.

Stock-based compensation – The Company measures stock-based compensation expense at fair value in accordance with U.S. GAAP and recognizes such expenses over the vesting period of the stock-based employee awards. See Note 18. “Stock-Based Compensation” for additional information.

Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of (1) revenues and expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

during the reporting period and (2) assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Actual results could differ from those estimates.

Reclassifications – Certain amounts in prior periods’ financial statements have been reclassified to conform to the current year presentation. In the Company’s balance sheet as of December 31, 2012, $32,616 was reclassified from accounts receivable, net to other current assets to conform to the current period presentation.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU had no impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The effects of adoption were not significant and the additional required disclosures are included in Note 12. “Accumulated Other Comprehensive Income (Loss).”

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires additional disclosures regarding offsetting and related arrangements. The issuance of ASU 2013-01, Balance Sheet (Topic 210): Clarifying the scope of Disclosures about Offsetting Assets and Liabilities, limited the scope of ASU 2011-11 to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting or similar agreement. The provisions of these updates were effective as of January 1, 2013. The adoption of this ASU had no impact on the consolidated financial statements.

3. Acquisitions

On July 31, 2013, the Company completed the acquisition of Jyco Sealing Technologies (“Jyco”) for cash consideration of $14,382. The business acquired in the transaction is operated from Jyco’s manufacturing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

locations in Canada, Mexico and China. Jyco provides Thermoplastic Vulcanizate (“TPV”) sealing technology and primarily supplies sealing systems and components to the automotive industry. This directly aligns with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Jyco are included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair value of Jyco assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$878
Accounts receivable	8,596
Tooling receivable	1,870
Inventories	6,053
Property, plant, and equipment	7,428
Goodwill and intangibles	8,986
Other assets	838

Total assets acquired	34,649

Accounts payable	11,167
Other current liabilities	7,085
Other long-term liabilities	2,015

Total liabilities assumed	20,267

Net assets acquired	$14,382

Cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Management has estimated the fair value of property, plant and equipment, intangibles and other long-lived assets based upon financial estimates and projections prepared in conjunction with the transaction. The value assigned to all assets and liabilities did not exceed the acquisition price, therefore goodwill and intangibles were recorded related to this transaction as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

4. Restructuring

The following table summarizes the activity for all restructuring initiatives for the years ended December 31, 2012 and 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at December 31, 2011	$28,622	$1,295	$-	$29,917
Expense	19,935	4,673	4,155	28,763
Cash payments and foreign exchange translation	(32,996)	(5,907)	-	(38,903)
Utilization of reserve	-	-	(4,155)	(4,155)

Balance at December 31, 2012	$15,561	$61	$-	$15,622
Expense	17,182	3,169	1,369	21,720
Cash payments and foreign exchange translation	(18,033)	(3,214)	-	(21,247)
Utilization of reserve	-	-	(1,369)	(1,369)

Balance at December 31, 2013	$14,710	$16	$-	$14,726

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

The following table summarizes the restructuring expense for these initiatives for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
Employee separation costs	$38,089	$444	$(371)
Other exit costs	13,734	4,952	1,724
Asset Impairments	383	3,993	1,280
Postretirement benefit curtailment gain	-	(1,539)	-

	$52,206	$7,850	$2,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following table summarizes the activity in the restructuring liability for these initiatives for the years ended December 31, 2012 and 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at December 31, 2011	$28,622	$1,295	$-	$29,917
Expense	444	3,413	3,993	7,850
Cash payments and foreign exchange translation	(27,012)	(4,647)	-	(31,659)
Utilization of reserve	-	-	(3,993)	(3,993)

Balance at December 31, 2012	$2,054	$61	$-	$2,115
Expense	(371)	1,724	1,280	2,633
Cash payments and foreign exchange translation	(1,274)	(1,769)	-	(3,043)
Utilization of reserve	-	-	(1,280)	(1,280)

Balance at December 31, 2013	$409	$16	$-	$425

Restructuring activities initiated in 2012

During 2012, the Company initiated the restructuring of certain facilities in Europe to change the Company’s European footprint to improve operating performance. The majority of the costs have been recognized. The Company has recognized $23,410 of costs related to these initiatives.

The following table summarizes the restructuring expense for these initiatives for the years ended December 31, 2012 and 2013:

	Year Ended December 31,
	2012	2013
Employee separation costs	$19,330	$2,020
Other exit costs	1,260	638
Asset Impairments	162	-

	$20,752	$2,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following table summarizes the activity in the restructuring liability for these initiatives for the years ended December 31, 2012 and 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$19,330	$1,260	$162	$20,752
Cash payments and foreign exchange translation	(5,823)	(1,260)	-	(7,083)
Utilization of reserve	-	-	(162)	(162)

Balance at December 31, 2012	$13,507	$-	$-	$13,507
Expense	2,020	638	-	2,658
Cash payments and foreign exchange translation	(15,117)	(638)	-	(15,755)
Utilization of reserve	-	-	-	-

Balance at December 31, 2013	$410	$-	$-	$410

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

In the third quarter of 2013, the Company initiated the closure of a facility in Korea and the transfer of equipment to another facility in Korea. The estimated cost of this initiative is $1,000 and is expected to be completed in 2014. For the year ended December 31, 2013, the Company recorded $622 of employee separation costs and other exit costs related to this initiative. As of December 31, 2013, the liability associated with this initiative is $390.

In the fourth quarter of 2013, the Company initiated the restructure of a facility in Europe. The estimated cost of this initiative is $21,100 and is expected to be completed in 2016. The following table summarizes the activity in the restructuring liability for this initiative for the year ended December 31, 2013:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$13,474	$623	$89	$14,186
Cash payments and foreign exchange translation	27	(623)	-	(596)
Utilization of reserve	-	-	(89)	(89)

Balance at December 31, 2013	$13,501	$-	$-	$13,501

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

5. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Estimated Useful Lives
	2012	2013
Land and improvements	$91,456	$92,605	10 to 25 years
Buildings and improvements	197,330	210,944	10 to 40 years
Machinery and equipment	511,753	633,126	5 to 10 years
Construction in progress	95,414	168,861

	895,953	1,105,536
Accumulated depreciation	(267,345)	(372,634)

Property, plant and equipment, net	$628,608	$732,902

During 2012, the Company impaired property, plant and equipment at one of its European facilities with a carrying value of approximately $16,700 to the fair value of approximately $9,400, resulting in an impairment charge of approximately $7,300. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 15%.

Depreciation expense totaled $108,473, $107,275 and $95,597 for the years ended December 31, 2011, 2012 and 2013, respectively.

6. Goodwill and Intangibles

Goodwill

Effective April 1, 2013, the Company changed its basis of presentation from two to four reportable segments. See Note 19. “Business Segments” for additional information. The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2012 and 2013 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at December 31, 2011	$115,298	$13,596	$3,102	$4,410	$136,406
Foreign exchange translation	122	240	(315)	50	97
Impairment charges	-	-	(2,787)	-	(2,787)

Balance at December 31, 2012	$115,420	$13,836	$-	$4,460	$133,716
Acquisition of Jyco	4,736	-	-	781	5,517
Foreign exchange translation	(286)	624	-	130	468

Balance at December 31, 2013	$119,870	$14,460	$-	$5,371	$139,701

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.” During the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $2,787 in its South America reporting segment. This charge was due to changes in the forecast for this reporting unit resulting from launch activities and operating inefficiencies incurred in 2012 that were expected to continue into the future as additional time would be required to improve operational performance. The 2013 annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment. The fair value of the Europe reporting unit did not substantially exceed its corresponding carrying amount and if future growth assumptions are not achieved, the Company could incur a future goodwill impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Other Intangible Assets

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2012 and 2013, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$135,741	$(34,184)	$101,557	10.2
Developed technology	9,574	(4,143)	5,431	6.3
Other	10,337	(601)	9,736

Balance at December 31, 2012	$155,652	$(38,928)	$116,724	9.7

Customer relationships	$135,483	$(46,466)	$89,017	10.1
Developed technology	9,757	(5,817)	3,940	6.2
Other	9,530	(1,051)	8,479

Balance at December 31, 2013	$154,770	$(53,334)	$101,436	9.7

Amortization expense totaled $15,601, $15,456 and $15,431 for the years ended December 31, 2011, 2012 and 2013, respectively.

Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2014	$15,189
2015	15,063
2016	14,654
2017	13,919
2018	13,517

7. Debt

Outstanding debt consisted of the following at December 31, 2012 and 2013:

	December 31,
	2012	2013
Senior notes	$450,000	$450,000
Senior PIK toggle notes	-	196,484
Other borrowings	33,365	37,940

Total debt	$483,365	$684,424
Less current portion	(32,556)	(28,329)

Total long-term debt	$450,809	$656,095

8 1/2% Senior Notes due 2018 (“Senior Notes”)

On May 11, 2010, the Company sold $450,000 aggregate principal amount of the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Cooper-Standard Holdings Inc. and all of CSA U.S.’s wholly-owned domestic restricted subsidiaries (collectively, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

“guarantors” and together with CSA U.S., the “obligors”). If CSA U.S. or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of CSA U.S. or a guarantor, such newly acquired or created subsidiary is also required to guarantee the Senior Notes. The Senior Notes bear an interest rate of 8 1/2% and mature on May 1, 2018. Interest is payable semi-annually on May 1 and November 1.

The Senior Notes and each guarantee constitute senior debt of CSA U.S. and each guarantor, respectively. The Senior Notes and each guarantee (1) rank equally in right of payment with all of the applicable obligor’s existing and future senior debt, (2) rank senior in right of payment to all of the applicable obligor’s existing and future subordinated debt, (3) are effectively subordinated in right of payment to all of the applicable obligor’s existing and future secured indebtedness and secured obligations to the extent of the value of the collateral securing such indebtedness and obligations and (4) are structurally subordinated to all existing and future indebtedness and other liabilities of CSA U.S.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to CSA U.S. or one of the guarantors).

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

•

prior to May 1, 2014, all or a portion of the Senior Notes may be redeemed at a price equal to 100% of the principal amount thereof, plus a make-whole premium, and any accrued and unpaid interest to the redemption date.

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

Senior PIK Toggle Notes

On April 3, 2013, the Company issued $175,000 aggregate principal amount of its 7  3/8% Senior PIK Toggle Notes due 2018 (the “Senior PIK Toggle Notes”). The Senior PIK Toggle Notes bear an interest rate of 7.375%, mature on April 1, 2018 and were issued at an aggregate discount of $3,938. On May 20, 2013, the Company issued an additional $25,000 Senior PIK Toggle Notes. These additional Senior PIK Toggle Notes were issued at an aggregate discount of $188. All of the Senior PIK Toggle Notes were issued pursuant to an indenture dated April 3, 2013. The Company used the proceeds from the issuance of the Senior PIK Toggle

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Notes, together with cash on hand, to finance the purchase of shares pursuant to the Company’s cash tender offer (“Equity Tender Offer”) to purchase up to 4,651,162 shares of its common stock at a price of $43.00 per share, which settled on May 2, 2013. See Note 17. “Equity and 7% Preferred Stock” for additional information.

The Company paid the first interest payment on the Senior PIK Toggle Notes in cash (“Cash Interest”). For each interest period thereafter (other than for the final interest period ending at stated maturity, which will be made in cash), the Company will be required to pay Cash Interest, unless the conditions described in the indenture are satisfied, in which case the Company will be entitled to pay, to the extent described in the indenture, interest by increasing the principal amount of the outstanding Senior PIK Toggle Notes or issuing new Senior PIK Toggle Notes (such increase or issuance, “PIK Interest”). Cash Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 7.375% per annum. PIK Interest will accrue on the Senior PIK Toggle Notes at a rate equal to 8.125% per annum. Interest is payable semi-annually on April 1 and October 1.

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

The Company has the right to redeem the Senior PIK Toggle Notes at the redemption prices set forth below:

•

on and after April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed at a redemption price of 102.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2014, 101.000% of the principal amount thereof if redeemed during the twelve-month period beginning on April 1, 2015, and 100.000% of the principal amount thereof if redeemed on or after April 1, 2016, in each case plus any accrued and unpaid interest to the redemption date;

•

prior to April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed with the proceeds from certain equity offerings at a redemption price of 102.000% of the principal amount thereof, plus any accrued and unpaid interest to the redemption date; and

•

prior to April 1, 2014, all or a portion of the Senior PIK Toggle Notes may be redeemed at a price equal to 100% of the principal amount thereof plus a make-whole premium, plus any accrued and unpaid interest to the redemption date.

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

The Senior PIK Toggle Notes indenture contains covenants and events of default customary for an issuer of non-investment grade debt and substantially similar to the covenants and events of default in the indenture governing the Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Senior ABL Facility

On April 8, 2013, the Company and certain of its subsidiaries entered into the Amended and Restated Loan and Security Agreement, in connection with its Senior ABL Facility, with certain lenders, which amended and restated the then-existing credit facility. The Senior ABL Facility provides for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $225,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2013, subject to borrowing base availability, the Company had $150,000 in availability less outstanding letters of credit of $36,739.

Any borrowings under the Senior ABL Facility will mature, and the commitments of the lenders under the Senior ABL Facility will terminate, on March 1, 2018. Proceeds of the Senior ABL Facility may be used to issue commercial and standby letters of credit, to finance ongoing working capital needs and for general corporate purposes. Loan (and letter of credit) availability under the Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the Senior ABL Facility is apportioned to the Borrowers as follows: $130,000 to CSA U.S. which includes a $50,000 sublimit to Cooper-Standard Automotive International Holdings B.V. and a $20,000 sublimit to CSA Canada.

Obligations under the Senior ABL Facility and cash management arrangements and interest rate and foreign currency swaps, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”) entered into by CSA U.S. are guaranteed on a senior secured basis by the Company and all of our U.S. subsidiaries (other than CS Automotive LLC). Obligations of CSA Canada under the Senior ABL Facility and Additional ABL Secured Obligations of CSA Canada and its Canadian subsidiaries are guaranteed on a senior secured basis by the Company, its U.S. subsidiaries and CSA Canada and Canadian subsidiaries. Obligations of Cooper-Standard International Holdings BV under the Senior ABL Facility are guaranteed on a secured basis by the Company and all of our US subsidiaries (other than CS Automotive LLC). The obligations under the Senior ABL Facility and related guarantees are secured by a first priority lien on all of each Borrower’s (other than Cooper-Standard International Holdings BV and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing.

Borrowings under the Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower or European Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, BA rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

The applicable margin may vary between 1.50% and 2.00% with respect to the LIBOR or BA-based borrowings and between 0.50% and 1.00% with respect to base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments based on usage over the immediately preceding quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

In addition to paying interest on outstanding principal under the Senior ABL Facility, the Borrowers are required to pay a fee in respect of committed but unutilized commitments. The Borrowers are also required to pay a fee on outstanding letters of credit under the Senior ABL Facility, together with customary issuance and other letter of credit fees. The Senior ABL Facility also requires the payment of customary agency and administrative fees.

The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of outstanding borrowings).

The Senior ABL Facility includes affirmative and negative covenants that impose substantial restrictions on the Company’s financial and business operations, including their ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the Senior ABL Facility is less than specified levels. The Senior ABL Facility also contains various events of default that are customary for comparable facilities.

The Company was in compliance with all covenants as of December 31, 2013.

Other borrowings at December 31, 2012 and 2013 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the consolidated balance sheet.

The maturities of debt at December 31, 2013 are as follows:

2014	$28,329
2015	932
2016	3,343
2017	1,455
2018	647,777
Thereafter	2,588

$684,424

Interest paid on third party debt was $44,038, $45,752 and $52,925 for the years ended December 31, 2011, 2012 and 2013, respectively.

8. Pensions

The Company maintains defined benefit pension plans covering employees located in the United States. The majority of these plans are frozen and all are closed to new employees. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements. The Company also sponsors defined benefit pension plans for employees in some of its international locations.

The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. The Company also sponsors a retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $12,565, $12,851 and $13,609 for the years ended December 31, 2011, 2012 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following tables disclose information related to the Company’s defined benefit pension plans:

	Year Ended December 31,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$308,132	$162,759	$325,755	$196,071
Service cost	1,150	3,126	1,221	3,544
Interest cost	13,902	7,793	12,207	6,816
Actuarial loss (gain)	26,832	27,647	(24,197)	(6,861)
Amendments	236	-	-	2,478
Benefits paid	(24,577)	(7,516)	(21,498)	(8,209)
Foreign currency exchange rate effect	-	4,653	-	1,758
Curtailment/Settlements	-	(2,435)	-	(271)
Other	80	44	-	1,169

Projected benefit obligations at end of period	$325,755	$196,071	$293,488	$196,495

Change in plans’ assets:
Fair value of plans’ assets at beginning of period	$213,927	$62,689	$246,529	$68,139
Actual return on plans’ assets	26,117	3,990	22,422	5,299
Employer contributions	31,062	9,291	22,148	9,301
Benefits paid	(24,577)	(7,516)	(21,498)	(8,209)
Foreign currency exchange rate effect	-	2,120	-	(3,159)
Settlements	-	(2,435)	-	(442)

Fair value of plans’ assets at end of period	$246,529	$68,139	$269,601	$70,929

Funded status of the plans	$(79,226)	$(127,932)	$(23,887)	$(125,566)

	Year Ended December 31,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(4,218)	$(4,176)	$(956)	$(4,497)
Pension benefits (long term)	(75,008)	(126,265)	(22,931)	(128,182)
Other assets	-	2,509	-	7,113

Net amount recognized at December 31	$(79,226)	$(127,932)	$(23,887)	$(125,566)

Included in cumulative other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $2,706 ($2,546 net of tax) and unrecognized actuarial losses of $47,020 ($51,579 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2014 are $295 and $699, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $325,755 and $187,065 at December 31, 2012 and $293,488 and $186,798 at December 31, 2013, respectively. As of December 31, 2012, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligation of $13,171 by $2,509. As of December 31, 2013, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $63,719 by $7,113.

Weighted average assumptions used to determine benefit obligations at December 31, 2012 and 2013:

	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.88%	3.59%	4.74%	3.79%
Rate of compensation increase	0.00%	3.21%	0.00%	3.17%

The following table provides the components of net periodic benefit cost for the plans:

	Year Ended December 31,
	2011		2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,868	$3,088	$1,150	$3,126	$1,221	$3,544
Interest cost	14,746	7,865	13,902	7,793	12,207	6,816
Expected return on plan assets	(16,207)	(4,036)	(15,471)	(4,027)	(17,368)	(3,741)
Amortization of prior service cost and recognized actuarial loss	19	40	496	377	1,375	1,315
Curtailment (gain) settlement	(387)	50	80	473	783	121
Other	180	-	-	-	-	1,018

Net periodic benefit cost (income)	$219	$7,007	$157	$7,742	$(1,782)	$9,073

The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011, 2012 and 2013:

	2011		2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.18%	5.30%	4.63%	5.26%	3.80%	3.55%
Expected return on plan assets	7.80%	7.54%	7.25%	6.62%	7.00%	5.73%
Rate of compensation increase	3.25%	3.77%	0.00%	3.69%	0.00%	3.59%

Plan Assets

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The weighted average asset allocations for the Company’s pension plans at December 31, 2012 and 2013 by asset category are approximately as follows:

	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	36%	42%	28%	44%
Debt securities	26%	57%	30%	55%
Real estate	4%	0%	4%	0%
Balanced funds(1)	34%	0%	38%	0%
Cash and cash equivalents	0%	1%	0%	1%

	100%	100%	100%	100%

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

Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1 input based on the U.S. GAAP fair value hierarchy). Investments in equity securities and balanced funds in which the Company holds participation units in a fund, the Net Asset Value of which is based on the underlying assets and liabilities of the respective fund, are considered an unobservable input (Level 3 input based on the U.S. GAAP fair value hierarchy). Investments in Balanced Funds are valued at fair value using a market approach and inputs that are primarily directly or indirectly observable (Level 2 input based on the U.S. GAAP fair value hierarchy). Investments in Real Estate funds are primarily valued at Net Asset Value depending on the investment. See Note 20. “Fair Value of Financial Instruments” for additional information on the U.S. GAAP fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following table sets forth by level, within the fair value hierarchy established by FASB ASC 820, the Company’s pension plan assets at fair value as of December 31, 2013:

	Level One	Level Two	Level Three	Total
Investments
Equity securities	$43,860	$50,281	$13,548	$107,689
Debt securities	34,438	84,327	-	118,765
Real Estate	-	10,321	-	10,321
Balanced funds	37,572	62,393	3,585	103,550
Cash and cash equivalents	205	-	-	205

Total	$116,075	$207,322	$17,133	$340,530

The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2012	$13,539
Net purchases	6,417
Total gains	1,352
Transfer to Level 2	(1,900)

Ending balance of assets classified as Level 3 as of December 31, 2012	$19,408

Net purchases	21
Total losses	(1,511)
Transfer to Level 2	(785)

Ending balance of assets classified as Level 3 as of December 31, 2013	$17,133

Transfers from Level 3 to Level 2 were accounts mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. It has been determined that the Company has the ability to redeem these investments at Net Asset Value as of the measurement date, therefore the investment is categorized as a Level 2 fair value measurement.

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2014	$17,829	$7,192	$25,021
2015	17,216	7,357	24,573
2016	17,876	9,340	27,216
2017	17,937	10,487	28,424
2018	18,371	10,580	28,951
2019-2023	96,272	63,253	159,525

The Company estimates it will make minimum funding cash contributions of approximately $13,200 and discretionary cash contributions of approximately $1,300 to its pension plans in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

9. Postretirement Benefits Other Than Pensions

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

The following table discloses information related to the Company’s postretirement benefit plans:

	Year Ended December 31,
	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$43,447	$20,068	$44,063	$20,450
Service cost	542	650	586	659
Interest cost	1,795	822	1,626	738
Actuarial loss (gain)	4,605	1,217	(7,659)	(2,276)
Benefits paid	(2,408)	(692)	(2,856)	(659)
Curtailment gain	(1,541)	-	-	-
Plan change	(2,452)	(2,198)	-	(715)
Other	75	-	25	-
Foreign currency exchange rate effect	-	583	-	(1,292)

Benefit obligation at end of year	$44,063	$20,450	$35,785	$16,905

Funded status of the plans	$(44,063)	$(20,450)	$(35,785)	$(16,905)

Net amount recognized at December 31	$(44,063)	$(20,450)	$(35,785)	$(16,905)

Included in cumulative other comprehensive loss at December 31, 2013 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $4,072 ($3,441 net of tax) and unrecognized actuarial gains of $17,603 ($17,277 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2014 is ($2,223).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following table provides the components of net periodic benefit costs for the plans:

	Year Ended December 31,
	2011		2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,196	$635	$542	$650	$586	$659
Interest cost	3,004	917	1,795	822	1,626	738
Amortization of prior service cost (credit) and recognized actuarial loss (gain)	2	-	(1,777)	(54)	(1,125)	(139)
Curtailment gain	(384)	-	(1,539)	-	-	-
Other	85	-	75	-	25	-

Net periodic benefit cost (income)	$3,903	$1,552	$(904)	$1,418	$1,112	$1,258

The curtailment gain for the years ended December 31, 2011 and 2012 in the table above were recorded as a reduction to restructuring expense.

The following table provides weighted average assumptions used to determine benefit obligations at December 31, 2012 and 2013:

	2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.80%	3.95%	4.60%	4.70%

The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011, 2012 and 2013:

	2011		2012		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.35%	5.25%	4.70%	4.25%	3.80%	3.95%

At December 31, 2013, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2014 was 6.92% for the U.S. and 8.00% for Non-U.S. with both grading down over time to 5.00% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$299	$(235)
Effect on projected benefit obligations	3,021	(2,438)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2014	$2,478	$582	$3,060
2015	2,489	584	3,073
2016	2,500	603	3,103
2017	2,516	622	3,138
2018	2,504	638	3,142
2019 - 2023	12,177	3,793	15,970

Other post retirement benefits recorded in the Company’s consolidated balance sheets include $7,767 and $7,526 as of December 31, 2012 and 2013, respectively, for termination indemnity plans for two of the Company’s European locations.

10. Income Taxes

Components of the Company’s income (loss) before income taxes and adjustment for noncontrolling interests are as follows:

	Year Ended December 31,
	2011	2012	2013
Domestic	$111,884	$69,914	$72,720
Foreign	(14,621)	(2,629)	18,133

	$97,263	$67,285	$90,853

The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2011	2012	2013
Current
Federal	$5,030	$2,558	$1,980
State	695	480	400
Foreign	15,565	6,817	15,740
Deferred
Federal	-	(35,883)	18,706
State	-	(4,279)	1,559
Foreign	(525)	(1,224)	7,214

	$20,765	$(31,531)	$45,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Year Ended December 31,
	2011	2012	2013
Tax at U.S. statutory rate	$34,042	$23,550	$31,798
State and local taxes	860	1,469	3,196
Tax credits	(4,464)	(2,875)	(8,269)
US-Canada APA settlement	2,658	-	-
Foreign withholding taxes	2,290	242	196
Effect of foreign tax rates	(7,739)	(6,147)	(4,536)
Tax audits & assessments	260	2,541	243
Valuation allowance	(10,839)	(57,652)	20,386
Other, net	3,697	7,341	2,585

Income tax provision	$20,765	$(31,531)	$45,599

Effective income tax rate	21.3%	(46.9%)	50.2%

Payments, net of refunds, for income taxes for the years ended December 31, 2011, 2012 and 2013 were $20,643, $17,555 and $7,110, respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2012	2013
Deferred tax assets:
Postretirement and other benefits	$75,927	$52,097
Capitalized expenditures	5,365	3,563
Net operating loss and tax credit carryforwards	138,905	143,182
All other items	42,418	48,302

Total deferred tax assets	262,615	247,144
Deferred tax liabilities:
Property, plant and equipment	(47,480)	(56,200)
Intangibles	(37,015)	(32,130)
All other items	(2,662)	(3,864)

Total deferred tax liabilities	(87,157)	(92,194)
Valuation allowances	(97,285)	(122,771)

Net deferred tax assets	$78,173	$32,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Net deferred taxes in the consolidated balance sheets at December 31 are as follows:

	2012	2013
Current assets	$16,562	$12,570
Non-current assets	72,718	34,235
Current liabilities	(306)	(3,480)
Non-current liabilities	(10,801)	(11,146)

	$78,173	$32,179

At December 31, 2013, certain of the Company’s foreign subsidiaries, primarily in France, Brazil, and Germany, have operating loss carryforwards aggregating $207,000 with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Italy, Netherlands, Poland, Spain, India and Korea have operating losses aggregating $107,000, with expiration dates beginning in 2014. The Company has tax credit carryforwards totaling $35,600 in Poland and the United States with expiration dates beginning in 2017. The deferred tax asset related to foreign tax credit carryforwards is lower than the actual amount reported on the Company’s domestic tax returns by approximately $3,100. This difference is the result of tax deductions in excess of financial statement amounts for stock-based compensation. When these amounts are realized, the Company will record the tax benefit as an increase to additional paid-in capital. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $17,500 with expiration dates beginning in 2014.

The Company continues to maintain a valuation allowance related to their net deferred tax assets in several foreign jurisdictions. As of December 31, 2013, the Company had valuation allowances of $122,771 related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. The Company’s valuation allowance increased in 2013 primarily as a result of recording a valuation allowance against their net deferred tax asset in Brazil and current year losses with no benefit in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

Deferred income taxes have not been provided on approximately $450,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.

At December 31, 2013, the Company has $7,012 ($7,073 including interest and penalties) of total unrecognized tax benefits. Of this total, $6,797 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate due primarily to the impact of the valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2012	2013
Balance at beginning of period	$2,758	$3,303	$4,900
Tax positions related to the current period
Gross additions	951	2,294	908
Gross reductions	-	-	-
Tax positions related to prior years
Gross additions	1,629	110	1,896
Gross reductions	-	(396)	(692)
Settlements	(1,630)	(411)	-
Lapses on statutes of limitations	(405)	-	-

Balance at end of period	$3,303	$4,900	$7,012

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2008. The Company is nearly complete with the examination for tax years ended December 31, 2010 and 2011. U.S. state and local jurisdictions tax claims for any taxable year prior to 2009 are generally limited to the amount of any claims they filed in the Bankruptcy Court by February 3, 2010. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2007.

During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in certain jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $1,955, of which an immaterial amount, if recognized, could impact the effective tax rate.

The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities for the years ended December 31, 2012 and 2013, $46 and $61 respectively, for tax related interest and penalties on its consolidated balance sheets.

11. Lease Commitments

The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $24,064, $24,340 and $26,853 for the years ended December 31, 2011, 2012 and 2013, respectively.

Future minimum payments for all non-cancelable operating leases are as follows:

2014	$25,073
2015	20,258
2016	12,571
2017	6,244
2018	4,865
Thereafter	14,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

12. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of related tax, are as follows:

	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at December 31, 2010	$40,828	$4,962	$91	$45,881
Other comprehensive loss before reclassifications	(25,810)	(32,672)	(1,050)	(59,532)
Amounts reclassified from accumulated other comprehensive income (loss)	-	52	1,130	1,182

Net current period other comprehensive income (loss)(1)	(25,810)	(32,620)	80	(58,350)

Balance at December 31, 2011	$15,018	$(27,658)	$171	$(12,469)
Other comprehensive income (loss) before reclassifications	3,302	(35,811)	69	(32,440)
Amounts reclassified from accumulated other comprehensive income (loss)	-	(549)	10	(539)

Net current period other comprehensive income (loss)(1)	3,302	(36,360)	79	(32,979)

Balance at December 31, 2012	$18,320	$(64,018)	$250	$(45,448)
Other comprehensive income (loss) before reclassifications	(12,608)	29,559	47	16,998
Amounts reclassified from accumulated other comprehensive income (loss)	-	1,053	(297)	756

Net current period other comprehensive income (loss)(1)	(12,608)	30,612	(250)	17,754

Balance at December 31, 2013	$5,712	$(33,406)	-	$(27,694)

Amounts in parentheses indicate debits.

(1)	Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $2,303, $10,055, and ($17,224) for the years ended December 31, 2011, 2012 and 2013. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of ($34), ($29) and $99 for the years ended December 31, 2011, 2012 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 are as follows:

Details about accumulated other comprehensive income (loss) components	Gain (loss) reclassified		Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$209		Interest expense, net of interest income
Foreign exchange contracts	204		Cost of products sold

	413		Income before income taxes
	(116)		Income tax expense

	$297		Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$628	(1)
Actuarial losses	(2,054	)(1)

	(1,426)		Income before income taxes
	373		Income tax benefit

	$(1,053)		Consolidated net income

Total reclassifications for the period	$(756)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. (See Note 8. “Pensions” and Note 9. “Postretirement Benefits other than Pensions” for additional details.)

13. Contingent Liabilities

Employment Contracts

The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.

Unconditional Purchase Orders

Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $36,119 and $65,459 at December 31, 2012 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Environmental

The Company is subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2013, the Company has $7,656 reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which they believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

14. Other Income (Expense), net

The components of other income (expense), net consists of:

	Year Ended December 31,
	2011	2012	2013
Foreign currency gains (losses)	$2,757	$(6,824)	$(9,415)
Unrealized gains (losses) related to forward contracts	(5,280)	4,392	80
Loss on sale of receivables	(1,656)	(947)	(1,702)
Gain on partial sale of joint venture	11,423	-	-
Miscellaneous income (expense)	(70)	3,316	3,600

Other income (expense), net	$7,174	$(63)	$(7,437)

15. Related Party Transactions

Sales to NISCO, a 40% owned joint venture, totaled $28,933, $44,620 and $47,175 for the years ended December 31, 2011, 2012 and 2013, respectively. In March 2011 and 2012, the Company received from NISCO a dividend of $4,750 and $800, respectively, all of which was related to earnings. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Purchases of materials from Guyoung Technology Co. Ltd., a Korean Corporation of which the Company owns approximately 17% of the common stock, totaled $2,984, $3,133 and $2,493 for the years ended December 31, 2011, 2012 and 2013, respectively. During 2013, the Company sold shares of Guyoung which decreased the ownership percentage from 20% to 17%.

16. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.

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

	Year Ended December 31,
	2011	2012	2013
Net income attributable to Cooper-Standard Holdings Inc.	$102,844	$102,804	$47,941
Less: 7% Preferred stock dividends (paid or unpaid)	(7,278)	(6,764)	(5,163)
Less: Premium paid for redemption of 7% preferred stock	(1,710)	(1,376)	-
Less: Undistributed earnings allocated to participating securities	(18,596)	(17,934)	(7,724)

Basic net income available to Cooper-Standard Holdings Inc.common stockholders	$75,260	$76,730	$35,054
Increase in fair value of share-based awards	-	-	205

Diluted net income available to Cooper-Standard Holdings Inc.common stockholders	$75,260	$76,730	$35,259

Basic weighted average shares of common stock outstanding	17,610,614	17,444,980	14,679,369
Dilutive effect of:
Restricted common stock	373,804	260,150	199,083
Restricted 7% preferred stock	83,507	42,888	16,374
Warrants	918,537	666,546	832,353
Options	184,032	106,121	10,385

Diluted weighted average shares of common stock outstanding	19,170,494	18,520,685	15,737,564

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$4.27	$4.40	$2.39

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$3.93	$4.14	$2.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The effect of certain common stock equivalents, including the 7% preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2011, 2012 and 2013, as inclusion would have resulted in antidilution. A summary of these 7% preferred shares (as if converted) and options are shown below:

	Year Ended December 31,
	2011	2012	2013
Number of options	144,000	519,100	537,543
Exercise price	$43.50-46.75	$43.50-52.50	$25.52-52.50
7% Preferred stock, as if converted	4,351,476	4,077,284	3,234,449
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$27,584	$26,074	$12,887

17. Equity and 7% Preferred Stock

Common Stock

The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2013, an aggregate of 18,226,223 shares of its common stock were issued and 16,676,539 were outstanding.

Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of common stock are entitled to receive ratably dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The Senior Notes, the Senior PIK Toggle Notes and the Senior ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.

In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.

Warrants

An aggregate of 2,419,753 warrants have been issued and 2,419,753 shares of common stock are issuable upon exercise of the warrants. The warrants are exercisable into shares of common stock at an exercise price of $27.33 per share or on a cashless (net share settlement) basis and are subject to certain customary anti-dilution protections. The warrants may be exercised at any time prior to the close of business on November 27, 2017. The warrants are not redeemable. Warrant holders do not have any rights or privileges of holders of common stock until they exercise their warrants and receive shares of common stock. As of December 31, 2013, 419,124 warrants had been exercised.

7% Preferred Stock

On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock was converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,366 shares of common stock. On the conversion date, the shares of common stock were issued and the shares of 7% preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

stock were cancelled and all rights of holders of 7% preferred stock were terminated. Shares of 7% preferred stock that were converted and cancelled were restored to the status of authorized but unissued preferred stock of the Company.

The following table summarizes the Company’s 7% preferred stock activity for the years ended December 31, 2012 and 2013:

	Preferred Shares	Preferred Stock
Balance at December 31, 2011	1,003,108	$125,916
Stock-based compensation	-	1,464
Converted preferred stock shares	(531)	(68)
Repurchased preferred stock shares	(44,244)	(5,663)

Balance at December 31, 2012	958,333	$121,649
Stock-based compensation	-	824
Converted preferred stock shares	(952,972)	(121,912)
Repurchased preferred stock shares	(4,363)	(561)
Forfeited shares	(998)	-

Balance at December 31, 2013	-	$-

Equity Tender Offer

On May 2, 2013, the Company purchased 4,651,162 shares of its common stock pursuant to the Equity Tender Offer at a purchase price of $43.00 per share for an aggregate purchase price of approximately $200,000. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes (see Note 7. “Debt”), together with cash on hand, to finance the purchase of shares of common stock pursuant to the Equity Tender Offer.

18. Stock-Based Compensation

The Company measures stock-based compensation expense at fair value in accordance with the provisions of U.S. GAAP and recognizes such expense over the vesting period of the stock-based employee awards.

In 2010, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan (the “Management Incentive Plan”). In 2011, the Company’s Board of Directors approved adoption of the 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan replaces the Management Incentive Plan and provides for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units, restricted preferred stock, incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.

In accordance with the Management Incentive Plan and the Omnibus Plan, stock based compensation awards that settle in shares of Company stock may be delivered on a gross settlement basis or a net settlement basis, as determined by the recipient.

The compensation expense related to stock options and restricted stock granted to key employees and directors of the Company, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Stock Options. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 7 or 10 year term. The stock option grants vest over three, four or five years from the date of grant.

A summary of stock option transactions and related information for the year ended December 31, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,083,773	$35.81
Granted	191,090	$39.15
Exercised	(113,124)	$26.23
Forfeited	(139,506)	$38.84
Expired	(2,500)	$25.52

Outstanding at December 31, 2013	1,019,733	$37.10	7.0	$12,242

Exercisable at December 31, 2013	317,271	$30.13	6.4	$6,023

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2012 and 2013 was $20.53, $19.45 and $13.95, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2012 and 2013 was $599, $1,326 and $2,588, respectively.

The aggregate intrinsic value in the table above represents the total excess of the $49.11 closing price of Cooper-Standard Holdings Inc. common stock on the last trading day of 2013 over the price of the stock option, multiplied by the related number of options exercised, outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in fair market value of the Company’s common stock.

Total compensation expense recognized for stock options amounted to $3,198, $4,097 and $3,815 for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, unrecognized compensation expense for stock options amounted to $6,577. Such cost is expected to be recognized over a weighted average period of approximately 2.5 years.

For the years 2011 and 2012, the Company used expected volatility of similar entities to develop the expected volatility. For 2013, expected volatility was based on the historical volatility of the Company’s stock. The expected option life was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value of the shares that are accounted for under ASC 718 was estimated at the date of the grant using the Black-Scholes option pricing model and the following assumptions were used for the 2011, 2012 and 2013 grants:

	2011	2012	2013
Expected volatility	45.83%	53.6% - 58.74%	28.43% - 29.03%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	5.0 - 6.25	6.00
Risk-free rate	1.9% - 2.9%	1.0% - 1.6%	0.9% - 1.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Restricted Shares of Common Stock and Units. The fair value of the restricted shares of common stock and units is determined based on the closing price of the common stock on the date of grant. The restricted shares of common stock and units vest over three or four years.

A summary of restricted common stock and units transactions and related information for the year ended December 31, 2013 is presented below:

	Restricted Common Stock and Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	536,224	$30.37
Granted	202,103	$43.46
Vested	(267,870)	$27.41
Forfeited	(88,176)	$31.47

Non-vested at December 31, 2013	382,281	$39.13

The weighted-average grant date fair value of restricted shares of common stock and units granted during the years ended December 31, 2011, 2012 and 2013 was $44.20, $41.93 and $43.46, respectively. The total fair value of restricted shares of common stock and units vested during the years ended December 31, 2011, 2012 and 2013 was $5,960, $5,734 and $7,343, respectively.

Total compensation expense recognized for restricted shares of common stock and units amounted to $7,062, $8,245 and $6,967 for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, unrecognized compensation expense for restricted shares of common stock and units amounted to $8,533. Such cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Restricted Preferred Stock. Restricted preferred stock vest over three or four years from the date of grant. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. In the fourth quarter of 2013, all non-vested restricted shares of preferred stock were converted to non-vested restricted shares of common stock.

A summary of restricted preferred stock transactions and related information for the year ended December 31, 2013 is presented below:

	Restricted Preferred Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	15,632	$127.77
Granted	-	$-
Vested	(11,443)	$127.77
Converted	(3,191)	$127.77
Forfeited	(998)	$127.77

Non-vested at December 31, 2013	-	$-

There were no restricted shares of preferred stock granted during the years ended December 31, 2011, 2012 and 2013. The total fair value of restricted preferred stock vested during the years ended December 31, 2011, 2012 and 2013 was $1,576, $1,463 and $1,462, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Total compensation expense recognized for restricted preferred stock totaled $1,573, $1,471 and $794 for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, there was no unrecognized compensation expense for restricted preferred stock.

19. Business Segments

ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company organized, managed and reported its global business operations through two geographic segments in the first quarter of 2013. In April 2013, the Company implemented organizational and management changes of its global business operations resulting in four reportable segments associated with geographic regions. In applying the criteria set forth in ASC 280, the Company revised its segment disclosures beginning with the second quarter of 2013 from the two reportable segments, North America and International, to four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal products within each of these segments are sealing and trim systems, fuel and brake delivery systems, fluid transfer systems, thermal and emissions systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. Prior periods have been revised to conform to the current period presentation. Due to this segment revision, the Company has also revised the previously reported amounts in Note 6. “Goodwill and Intangibles” to conform to the new segment presentation. The accounting policies of the Company’s business segments are consistent with those described in Note 2. “Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The following table details information on the Company’s business segments:

	Year Ended December 31,
	2011	2012	2013
Sales to external customers
North America	$1,417,281	$1,503,736	$1,617,981
Europe	1,078,165	1,016,576	1,076,122
South America	139,518	147,408	176,540
Asia Pacific	218,545	213,182	219,899

Consolidated	$2,853,509	$2,880,902	$3,090,542

Intersegment sales
North America	$7,939	$8,157	$11,674
Europe	10,490	9,003	8,916
South America	123	187	-
Asia Pacific	4,760	7,699	9,457
Eliminations and other	(23,312)	(25,046)	(30,047)

Consolidated	$-	$-	$-

Segment profit (loss)
North America	$158,178	$136,456	$134,727
Europe	(70,062)	(56,626)	(40,046)
South America	5,676	(18,859)	(11,932)
Asia Pacific	3,471	6,314	8,104

Income before income taxes	$97,263	$67,285	$90,853

Restructuring cost included in segment profit (loss)
North America	$6,250	$856	$2,033
Europe	45,036	27,582	19,061
South America	-	-	-
Asia Pacific	920	325	626

Consolidated	$52,206	$28,763	$21,720

Net interest expense included in segment profit
North America	$17,142	$17,011	$21,239
Europe	17,431	18,273	20,089
South America	(262)	2,685	5,702
Asia Pacific	6,248	6,793	7,891

Consolidated	$40,559	$44,762	$54,921

Depreciation and amortization expense
North America	$60,898	$59,375	$56,302
Europe	49,261	49,216	39,447
South America	7,079	6,879	7,380
Asia Pacific	6,836	7,261	7,899

Consolidated	$124,074	$122,731	$111,028

Capital expenditures
North America	$41,822	$58,326	$71,616
Europe	37,595	41,351	72,900
South America	10,412	17,350	13,084
Asia Pacific	9,220	7,130	20,309
Eliminations and other	9,290	3,910	5,427

Consolidated	$108,339	$128,067	$183,336

Segment assets
North America		$772,269	$866,847
Europe		593,340	680,920
South America		145,257	138,469
Asia Pacific		223,801	243,736
Eliminations and other		291,310	172,782

Consolidated		$2,025,977	$2,102,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Year Ended December 31,
	2011	2012	2013
Revenues
United States	$752,627	$802,079	$841,781
Canada	281,560	275,386	291,984
Mexico	383,094	426,272	484,216
Germany	293,293	243,853	243,388
France	303,925	322,499	320,626
Other	839,010	810,813	908,547

Consolidated	$2,853,509	$2,880,902	$3,090,542

Tangible long-lived assets
United States		$137,418	$157,788
Canada		47,978	61,396
Mexico		55,722	61,618
Germany		110,937	124,449
France		65,775	66,903
Other		210,778	260,748

Consolidated		$628,608	$732,902

Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2011, 2012 and 2013 are as follows:

Customer	2011 Percentage of Net Sales	2012 Percentage of Net Sales	2013 Percentage of Net Sales
Ford	26%	25%	25%
General Motors	14%	13%	12%
Fiat Chrysler Automobiles	11%	12%	12%

20. Fair Value of Financial Instruments

Fair values of the Senior Notes approximated $480,938 and $477,000 at December 31, 2012 and 2013, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the Senior PIK Toggle Notes approximated $197,466 at December 31, 2013 based on quoted market prices, compared to the recorded value of $196,484. This fair value measurement is classified within Level 1 of the fair value hierarchy.

Fair values of the 7% preferred stock approximated $169,193 at December 31, 2012, compared to the recorded values of $121,649 at December 31, 2012. The fair values were determined based on the contingent claims valuation methodology utilizing the principles of option pricing theory. This fair value measurement is classified within Level 3 of the fair value hierarchy. All outstanding 7% preferred stock was converted to common stock in November 2013, see Note 17. “Equity and 7% Preferred Stock” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

The Company completed an agreement with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) on May 2, 2011, to establish a joint venture that combined the Company’s French body sealing operations and the operations of Société des Polymères Barre-Thomas (“SPBT”). SPBT was a French supplier of anti-vibration systems and low pressure hoses, as well as body sealing products, which FMEA acquired as a preliminary step to the joint venture transaction. SPBT changed its name to Cooper Standard France SAS (“CS France”) subsequent to the transaction. The Company has 51% ownership and FMEA has 49% ownership in CS France. In connection with the investment in CS France, the noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining 49% noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity.

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on a formula. The Company records the noncontrolling interests in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value. According to authoritative accounting guidance, the redeemable noncontrolling interest was classified outside of permanent equity, in mezzanine equity, on the Company’s consolidated balance sheets.

Prior to December 31, 2013, the Company was accreting the carrying amount of the redeemable noncontrolling interest in CS France to redemption value. At December 31, 2013, the estimated redemption value of the put option relating to the noncontrolling interest in CS France is $0. As such, the prior period accretion amounts were reversed resulting in the balance in redeemable noncontrolling interest being recorded at zero related to CS France. The initial carrying amount of FMEA’s interest in CS France, decreased for their interest in CS France’s net loss since inception, at December 31, 2013 is $2,420. This balance is recorded in noncontrolling interest in equity which decreases total equity. This reclassification reflects the fact that the redemption value of the put is $0. The redemption amount, if any, related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.

According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At December 31, 2013 there was no difference between redemption value and fair value.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the consolidated statements of net income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the consolidated statements of net income on the same line as the gain or loss on the hedged item attributable to the hedged risk.

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

Cash Flow Hedges

Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Romanian Leu against the Euro and the Euro against the Polish Zloty and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The gains or losses on the forward contracts are reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from accumulated other comprehensive loss into cost of products sold was ($204) for the year ended December 31, 2013. At December 31, 2013 all forward foreign exchange contracts were settled.

Interest rate swaps – The Company had an interest rate swap contract to manage cash flow fluctuations of variable rate debt due to changes in market interest rates. This contract, which fixed the interest payment of a certain variable rate debt instrument, was accounted for as a cash flow hedge. The amount reclassified from accumulated other comprehensive loss into interest expense for this swap was $103 and ($209) for the years ended December 31, 2012 and 2013, respectively. The interest rate swap contract was settled as of September 30, 2013.

Undesignated Derivatives

As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. As of December 31, 2013, the notional amount of these contracts was $6,203. At December 31, 2013, the fair value of the Company’s undesignated derivative forward contracts was a net asset of $35 and is recorded in other current assets and accrued liabilities in the Company’s consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized gain for the years ended December 31, 2012 and 2013 was $4,392 and $80, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2012 and 2013, are shown below:

	December 31, 2012
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$(68)	$-	$(68)	$-
Forward foreign exchange contracts	(29)	-	(29)	-

Total	$(97)	$-	$(97)	$-

	December 31, 2013
Contract	Asset (Liability)	Level 1	Level 2	Level 3
Interest rate swap	$-	$-	$-	$-
Forward foreign exchange contracts	35	-	35	-

Total	$35	$-	$35	$-

Items measured at fair value on a non-recurring basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis see Note 2. “Significant Accounting Policies,” Note 3. “Acquisitions,” Note 4. “Restructuring,” Note 5. “Property, Plant and Equipment,” and Note 6. “Goodwill and Intangibles.”

21. Selected Quarterly Information (Unaudited)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$765,264	$734,501	$684,029	$697,108
Gross profit	121,658	114,447	103,073	99,710
Net income (loss)	24,146	75,782	10,358	(11,470)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	23,787	77,316	11,624	(9,923)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	17,186	61,315	8,037	(12,002)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.97	$3.49	$0.46	$(0.70)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.90	$3.28	$0.44	$(0.70)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$747,577	$784,707	$764,057	$794,201
Gross profit	120,313	132,264	115,029	105,132
Net income (loss)	19,873	26,146	20,286	(21,051)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	20,701	27,432	20,596	(20,788)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	15,300	20,552	15,144	(21,381)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.92	$1.45	$1.16	$(1.44)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.86	$1.34	$1.08	$(1.44)

22. Guarantor and Non-Guarantor Subsidiaries

On May 27, 2010, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of Cooper-Standard Holdings Inc., issued 8 1/2% senior notes due 2018 (the “Senior Notes”) with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the Senior Notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
Sales	$-	$564.4	$629.1	$1,871.8	$(184.4)	$2,880.9
Cost of products sold	-	470.0	526.6	1,629.8	(184.4)	2,442.0
Selling, administration, & engineering expenses	-	127.6	4.9	148.8	-	281.3
Amortization of intangibles	-	11.4	-	4.0	-	15.4
Impairment charges	-	-	-	10.1	-	10.1
Restructuring	-	0.3	0.4	28.1	-	28.8

Operating profit (loss)	-	(44.9)	97.2	51.0	-	103.3
Interest expense, net of interest income	-	(33.4)	-	(11.4)	-	(44.8)
Equity earnings	-	1.8	3.7	3.3	-	8.8
Other income (expense), net	-	34.5	1.4	(35.9)	-	-

Income (loss) before income taxes	-	(42.0)	102.3	7.0	-	67.3
Income tax expense (benefit)	-	19.5	(48.1)	(2.9)	-	(31.5)

Income (loss) before equity in income (loss) subsidiaries	-	(61.5)	150.4	9.9	-	98.8
Equity in net income of subsidiaries	102.8	164.3	-	-	(267.1)	-

Net income	102.8	102.8	150.4	9.9	(267.1)	98.8
Net loss attributable to noncontrolling interest	-	-	-	4.0	-	4.0

Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$102.8	$150.4	$13.9	$(267.1)	$102.8

Comprehensive income (loss)	$69.8	$69.8	$150.4	$(12.2)	$(213.2)	$64.6
Add: Comprehensive loss attributable to noncontrolling interests	-	-	-	5.2	-	5.2

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$69.8	$69.8	$150.4	$(7.0)	$(213.2)	$69.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$-	$584.8	$680.7	$2,025.4	$(200.4)	$3,090.5
Cost of products sold	-	502.4	536.8	1,779.0	(200.4)	2,617.8
Selling, administration, & engineering expenses	-	121.1	10.8	161.6	-	293.5
Amortization of intangibles	-	11.4	-	4.0	-	15.4
Restructuring	-	1.8	0.2	19.7	-	21.7

Operating profit (loss)	-	(51.9)	132.9	61.1	-	142.1
Interest expense, net of interest income	(11.6)	(30.6)	-	(12.7)	-	(54.9)
Equity earnings	-	3.2	3.8	4.0	-	11.0
Other income (expense), net	-	17.8	0.8	(26.0)	-	(7.4)

Income (loss) before income taxes	(11.6)	(61.5)	137.5	26.4	-	90.8
Income tax expense (benefit)	(3.5)	(18.5)	41.3	26.3	-	45.6

Income (loss) before equity in income (loss) subsidiaries	(8.1)	(43.0)	96.2	0.1	-	45.2
Equity in net income of subsidiaries	56.0	99.0	-	-	(155.0)	-

Net income (loss)	47.9	56.0	96.2	0.1	(155.0)	45.2
Net loss attributable to noncontrolling interest	-	-	-	2.7	-	2.7

Net income (loss) attributable to Cooper-Standard Holdings Inc.	$47.9	$56.0	$96.2	$2.8	$(155.0)	$47.9

Comprehensive income (loss)	$65.7	$73.8	$96.2	$(10.3)	$(162.3)	$63.1
Add: Comprehensive loss attributable to noncontrolling interests	-	-	-	2.6	-	2.6

Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$65.7	$73.8	$96.2	$(7.7)	$(162.3)	$65.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$-	$177.5	$4.4	$88.7	$-	$270.6
Accounts receivable, net	-	54.8	72.6	222.7	-	350.1
Tooling receivable	-	13.4	12.1	91.4	-	116.9
Inventories	-	18.8	28.5	96.0	-	143.3
Prepaid expenses	-	5.9	0.3	15.7	-	21.9
Other	-	35.5	0.6	51.7	-	87.8

Total current assets	-	305.9	118.5	566.2	-	990.6
Investments in affiliates and intercompany accounts, net	628.3	339.7	998.7	(52.9)	(1,851.6)	62.2
Property, plant, and equipment, net	-	88.2	56.5	483.9	-	628.6
Goodwill	-	111.1	-	22.6	-	133.7
Other assets	-	80.9	48.2	81.8	-	210.9

	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$32.6	$-	$32.6
Accounts payable	-	45.4	41.3	184.7	-	271.4
Accrued liabilities	-	59.1	5.4	118.5	-	183.0

Total current liabilities	-	104.5	46.7	335.8	-	487.0
Long-term debt	-	450.0	-	0.8	-	450.8
Other liabilities	-	167.4	(0.2)	156.0	-	323.2

Total liabilities	-	721.9	46.5	492.6	-	1,261.0
Redeemable noncontrolling interests	-	-	-	14.2	-	14.2
Preferred stock	-	121.6	-	-	-	121.6
Total Cooper-Standard Holdings Inc. equity	628.3	82.3	1,175.4	593.9	(1,851.6)	628.3
Noncontrolling interests	-	-	-	0.9	-	0.9

Total equity	628.3	82.3	1,175.4	594.8	(1,851.6)	629.2

Total liabilities and equity	$628.3	$925.8	$1,221.9	$1,101.6	$(1,851.6)	$2,026.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$13.1	$83.0	$-	$88.3	$-	$184.4
Accounts receivable, net	-	55.5	70.9	239.4	-	365.8
Tooling receivable	-	27.1	15.7	113.4	-	156.2
Inventories	-	24.6	32.3	122.9	-	179.8
Prepaid expenses	-	6.2	0.6	20.1	-	26.9
Other	-	26.4	0.7	55.2	-	82.3

Total current assets	13.1	222.8	120.2	639.3	-	995.4
Investments in affiliates and intercompany accounts, net	800.5	231.8	1,191.6	(110.2)	(2,047.2)	66.5
Property, plant, and equipment, net	-	103.6	58.6	570.7	-	732.9
Goodwill	-	111.1	-	28.6	-	139.7
Other assets	4.8	150.1	(40.8)	54.2	-	168.3

	$818.4	$819.4	$1,329.6	$1,182.6	$(2,047.2)	$2,102.8

LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$-	$-	$-	$28.3	$-	$28.3
Accounts payable	-	53.8	54.6	247.0	-	355.4
Accrued liabilities	3.7	40.8	3.7	138.3	-	186.5

Total current liabilities	3.7	94.6	58.3	413.6	-	570.2
Long-term debt	196.5	450.0	-	9.6	-	656.1
Other liabilities	-	115.3	(0.1)	140.5	-	255.7

Total liabilities	200.2	659.9	58.2	563.7	-	1,482.0
Redeemable noncontrolling interests	-	-	-	5.2	-	5.2
Preferred stock	-	-	-	-	-	-
Total Cooper-Standard Holdings Inc. equity	618.2	159.5	1,271.4	616.3	(2,047.2)	618.2
Noncontrolling interests	-	-	-	(2.6)	-	(2.6)

Total equity	618.2	159.5	1,271.4	613.7	(2,047.2)	615.6

Total liabilities and equity	$818.4	$819.4	$1,329.6	$1,182.6	$(2,047.2)	$2,102.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$7.1	$31.7	$(2.3)	$135.8	$-	$172.3
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(23.1)	(13.4)	(71.8)	-	(108.3)
Acquisition of businesses, net of cash acquired	-	-	-	28.4	-	28.4
Investment in affiliates	-	(10.5)	-	-	-	(10.5)
Proceeds from partial sale of joint venture	-	-	16.0	-	-	16.0
Proceeds from the sale of fixed assets	-	-	0.5	0.1	-	0.6

Net cash provided by (used in) investing activities	-	(33.6)	3.1	(43.3)	-	(73.8)
FINANCING ACTIVITIES
Decrease in short-term debt	-	-	-	(5.8)	-	(5.8)
Principal payments on long-term debt	-	-	-	(4.0)	-	(4.0)
Repurchase of preferred stock	-	(7.5)	-	-	-	(7.5)
Other	(7.1)	36.0	(0.8)	(35.4)	-	(7.3)

Net cash provided by (used in) financing activities	(7.1)	28.5	(0.8)	(45.2)	-	(24.6)
Effects of exchange rate changes on cash	-	-	-	(6.7)	-	(6.7)
Changes in cash and cash equivalents	-	26.6	-	40.6	-	67.2
Cash and cash equivalents at beginning of period	-	163.0	-	131.5	-	294.5

Cash and cash equivalents at end of period	$-	$189.6	$-	$172.1	$-	$361.7

Depreciation and amortization	$-	$28.5	$16.3	$79.3	$-	$124.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollars in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$6.8	$(1.0)	$17.0	$61.6	$-	$84.4
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(28.9)	(16.7)	(85.5)	-	(131.1)
Acquisition of businesses, net of cash acquired	-	-	-	(1.1)	-	(1.1)
Proceeds from the sale of fixed assets	-	(0.1)	4.1	10.6	-	14.6

Net cash used in investing activities	-	(29.0)	(12.6)	(76.0)	-	(117.6)
FINANCING ACTIVITIES
Decrease in short-term debt	-	-	-	(0.4)	-	(0.4)
Principal payments on long-term debt	-	-	-	(5.1)	-	(5.1)
Purchase of noncontrolling interest	-	-	-	(2.0)	-	(2.0)
Repurchase of preferred and common stock	-	(43.7)	-	-	-	(43.7)
Other	(6.8)	61.6	-	(61.6)	-	(6.8)

Net cash provided by (used in) financing activities	(6.8)	17.9	-	(69.1)	-	(58.0)
Effects of exchange rate changes on cash	-	-	-	0.1	-	0.1
Changes in cash and cash equivalents	-	(12.1)	4.4	(83.4)	-	(91.1)
Cash and cash equivalents at beginning of period	-	189.6	-	172.1	-	361.7

Cash and cash equivalents at end of period	$-	$177.5	$4.4	$88.7	$-	$270.6

Depreciation and amortization	$-	$28.3	$14.5	$79.9	$-	$122.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands except note 22, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(2.1)	$17.0	$11.6	$106.8	$-	$133.3
INVESTING ACTIVITIES
Capital expenditures, including other intangible assets	-	(30.4)	(18.1)	(134.8)	-	(183.3)
Acquisition of businesses, net of cash acquired	-	4.0	-	(17.5)	-	(13.5)
Return on equity investments	-	-	2.1	-	-	2.1
Proceeds from the sale of fixed assets and other	-	-	-	3.6	-	3.6

Net cash used in investing activities	-	(26.4)	(16.0)	(148.7)	-	(191.1)
FINANCING ACTIVITIES
Proceeds from issuance of senior PIK toggle notes, net of debt issuance costs	194.4	-	-	-	-	194.4
Decrease in short-term debt, net	-	-	-	(0.5)	-	(0.5)
Principal payments on long-term debt				(3.9)		(3.9)
Increase in long-term debt	-	-	-	7.1	-	7.1
Purchase of noncontrolling interest	-	-	-	(1.9)	-	(1.9)
Repurchase of common stock	(174.4)	(43.1)	-	-	-	(217.5)
Proceeds from exercise of warrants	-	11.3	-	-	-	11.3
Other	(4.8)	(53.3)	-	46.1	-	(12.0)

Net cash provided by (used in) financing activities	15.2	(85.1)	-	46.9	-	(23.0)
Effects of exchange rate changes on cash and cash equivalents	-	-	-	(5.4)	-	(5.4)
Changes in cash and cash equivalents	13.1	(94.5)	(4.4)	(0.4)	-	(86.2)
Cash and cash equivalents at beginning of period	-	177.5	4.4	88.7	-	270.6

Cash and cash equivalents at end of period	$13.1	$83.0	$-	$88.3	$-	$184.4

Depreciation and amortization	$-	$28.2	$12.1	$70.7	$-	$111.0

23. Accounts Receivable Factoring

As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the Senior ABL Facility and the indentures governing the Senior Notes and the Senior PIK Toggle Notes.

At December 31, 2012 and 2013, the Company had $73,686 and $94,546, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $332,004 and $474,233 for the years ended December 31, 2012 and 2013. Costs incurred on the sale of receivables were $2,047, $2,216 and $2,876 for the years ended December 31, 2011, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.

At December 31, 2012 and 2013, the Company had $13,708 and $9,159, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $81,596 and $89,642 for the years ended December 31, 2012 and 2013, respectively. Costs incurred on the sale of receivables were $363, $340 and $432 for the years ended December 31, 2011, 2012 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.

SCHEDULE II

Valuation and Qualifying Accounts

(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (a)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable

Year ended December 31, 2011	$1.0	3.8	(0.9)	(0.9)	$3.0
Year ended December 31, 2012	$3.0	0.8	0.6	(0.7)	$3.7
Year ended December 31, 2013	$3.7	3.9	(0.3)	(1.0)	$6.3

(a) Primarily foreign currency translation.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity	Deductions
Tax valuation allowance

Year ended December 31, 2011	$155.4	(10.8)	7.8	-	$152.4
Year ended December 31, 2012	$152.4	(57.7)	2.6	-	$97.3
Year ended December 31, 2013	$97.3	20.4	5.1	-	$122.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of December 31, 2013. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”

Audit Committee

Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.

Compliance with Section 16(a) of The Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.

Item 11.	Executive Compensation

Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.

Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K:

Index to Exhibits

Exhibit No.	Description of Exhibit
2.1*	Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010 (incorporated by reference to Exhibit 2.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed May 24, 2010).

3.1*	Third Amended and Restated Certificate of Incorporation of Cooper-Standard Holdings Inc., dated May 27, 2010 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.2*	Amended and Restated Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.2 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.3*	Cooper-Standard Holdings Inc. Certificate of Designations 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.1*	Indenture, 8 1/2% Senior Notes due 2018, dated as of May 11, 2010, between CSA Escrow Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.2*	Supplemental Indenture, Senior Notes due 2018, dated as of May 27, 2010, among Cooper-Standard Automotive Inc., Cooper-Standard Holdings Inc., the subsidiaries of Cooper-Standard Automotive Inc. set forth on the signature page thereto and U.S. Bank National Association, as trustee under the indenture (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.3*	Registration Rights Agreement, dated as of May 11, 2010, by and among CSA Escrow Corporation and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.4*	Joinder to Registration Rights Agreement, dated May 27, 2010 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.5*	Registration Rights Agreement, dated as of May 27, 2010, by and among Cooper-Standard Holdings Inc., the Backstop Purchasers and the other holders party thereto (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.6*	Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.7*	Form of 8 1/2% Senior Notes due 2018 (included in Exhibit 4.1).

4.8*	Indenture, dated as of April 3, 2013, by and among Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2013).

4.9*	Forms of Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2013).

Exhibit No.	Description of Exhibit
10.1*	Amended and Restated Loan and Security Agreement, dated April 8, 2013, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive International Holdings B.V., Cooper-Standard Automotive Canada Limited and Bank of America, N.A., individually and as agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2013).

10.2*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.3*†	Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Keith D. Stephenson (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.4*†	Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011 (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.5*†	Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.6*†	Cooper-Standard Automotive Inc. Supplemental Executive Retirement Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.7*†	Cooper-Standard Automotive Inc. Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2011 (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.8*†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.9*†	Form of Amendment to Employment Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.16 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.10*†	2011 Cooper-Standard Automotive Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.11*†	2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.12**†	Amended and Restated 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan.

10.13*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

Exhibit No.	Description of Exhibit
10.14*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.24 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.15*†	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement for key employees (incorporated by reference to Exhibit 10.25 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.16*†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.21 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.17*†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.18*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.19*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.20*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for key employees (incorporated by reference to Exhibit 10.8 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.21*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for directors (incorporated by reference to Exhibit 10.9 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.22*†	Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Restricted Stock Award Agreement for directors (incorporated by reference to Exhibit 10.10 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.23*†	Letter Agreement between Jeffrey S. Edwards, Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. dated October 1, 2012 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012).

10.24*†	Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011 (incorporated by reference to Exhibit 10.30 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.25*†	Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Management Directors) (incorporated by reference to Exhibit 10.31 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.26**†	Service Contract between CSA Germany Verwaltungs GmbH and Juan Fernando de Miguel Posada dated March 1, 2013.

10.27**†	International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012.

Exhibit No.	Description of Exhibit
10.28**†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan, Amended and Restated effective as of January 1, 2014.

10.29**†	Cooper-Standard Automotive Inc. Annual Incentive Plan, Amended and Restated effected as of January 1, 2014.

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-OxleyAct of 2002).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: February 28, 2014	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2014 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards Jeffrey S. Edwards	Chairman and Chief Executive Officer

/s/ Allen J. Campbell Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)

/s/ Helen T. Yantz Helen T. Yantz	Chief Accounting Officer (Principal Accounting Officer)

/s/ Larry J. Jutte Larry J. Jutte	Director

/s/ Jeffrey E. Kirt Jeffrey E. Kirt	Director

/s/ David J. Mastrocola David J. Mastrocola	Director

/s/ Thomas W. Sidlik Thomas W. Sidlik	Director

/s/ Stephen A. Van Oss Stephen A. Van Oss	Director

/s/ Kenneth L. Way Kenneth L. Way	Director