Form 10-Q
period 2014-03-31
Cooper-Standard Holdings Inc.
filed 2014-05-06
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number: 000-54305
   ______________________________
COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)
   ______________________________

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
39550 Orchard Hill Place Drive
Novi, Michigan 48375
(Address of principal executive offices)
(Zip Code)
(248) 596-5900
(Registrant’s telephone number, including area code)
 ______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 28, 2014 there were 16,953,708 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2014

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2013	2014
Sales	$747,577	$837,606
Cost of products sold	627,264	703,347
Gross profit	120,313	134,259
Selling, administration & engineering expenses	75,094	79,571
Amortization of intangibles	3,891	4,436
Restructuring	4,760	3,089
Operating profit	36,568	47,163
Interest expense, net of interest income	(11,207)	(15,008)
Equity earnings	2,735	1,236
Other income (expense), net	(332)	30
Income before income taxes	27,764	33,421
Income tax expense	7,891	12,064
Net income	19,873	21,357
Net (income) loss attributable to noncontrolling interests	828	(1,622)
Net income attributable to Cooper-Standard Holdings Inc.	$20,701	$19,735
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,300	$19,735

Earnings per share
Basic	$0.92	$1.18
Diluted	$0.86	$1.10

Comprehensive income	$11,943	$20,730
Comprehensive (income) loss attributable to noncontrolling interests	958	(1,798)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$12,901	$18,932
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2013	March 31, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,370	$138,045
Accounts receivable, net	365,750	439,142
Tooling receivable	156,205	147,533
Inventories	179,766	188,589
Prepaid expenses	26,940	26,138
Other	82,301	85,095
Total current assets	995,332	1,024,542
Property, plant and equipment, net	732,902	757,258
Goodwill	139,701	139,318
Intangibles, net	101,436	97,814
Deferred tax assets	34,235	27,705
Other assets	99,148	101,276
Total assets	$2,102,754	$2,147,913

Liabilities and Equity
Current liabilities:
Debt payable within one year	$28,329	$31,853
Accounts payable	355,394	326,862
Payroll liabilities	97,146	116,308
Accrued liabilities	89,302	105,516
Total current liabilities	570,171	580,539
Long-term debt	656,095	661,291
Pension benefits	151,113	148,666
Postretirement benefits other than pensions	57,224	56,225
Deferred tax liabilities	11,146	11,447
Other liabilities	36,280	40,542
Total liabilities	1,482,029	1,498,710
Redeemable noncontrolling interests	5,153	5,320
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2013 and March 31, 2014; 18,226,223 shares issued and 16,676,539 outstanding at December 31, 2013 and 18,498,843 shares issued and 16,949,159 outstanding at March 31, 2014	17	17
Additional paid-in capital	489,052	496,971
Retained earnings	156,775	176,339
Accumulated other comprehensive loss	(27,694)	(28,497)
Total Cooper-Standard Holdings Inc. equity	618,150	644,830
Noncontrolling interests	(2,578)	(947)
Total equity	615,572	643,883
Total liabilities and equity	$2,102,754	$2,147,913
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2013	2014
Operating Activities:
Net income	$19,873	$21,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	25,956	23,816
Amortization of intangibles	3,891	4,436
Stock-based compensation expense	3,800	3,906
Equity earnings, net of dividends related to earnings	519	1,033
Deferred income taxes	862	6,830
Other	403	(881)
Changes in operating assets and liabilities	(68,605)	(56,626)
Net cash provided by (used in) operating activities	(13,301)	3,871
Investing activities:
Capital expenditures	(34,269)	(63,817)
Return on equity investments	2,120	951
Proceeds from sale of fixed assets and other	218	2,125
Net cash used in investing activities	(31,931)	(60,741)
Financing activities:
Increase in short term debt, net	4,897	2,289
Borrowings on long-term debt	—	4,435
Principal payments on long-term debt	(1,763)	(121)
Debt issuance costs	—	(671)
Preferred stock cash dividends paid	(1,651)	—
Purchase of noncontrolling interest	(1,911)	—
Repurchase of common stock	(11,098)	—
Proceeds from exercise of warrants	—	4,571
Other	(8)	(927)
Net cash provided by (used in) financing activities	(11,534)	9,576
Effects of exchange rate changes on cash and cash equivalents	2,924	969
Changes in cash and cash equivalents	(53,842)	(46,325)
Cash and cash equivalents at beginning of period	270,555	184,370
Cash and cash equivalents at end of period	$216,713	$138,045
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

1. Overview
Basis of presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we,” “our,” or “us”) is a leading manufacturer of sealing and trim, fuel and brake delivery, fluid transfer, thermal and emissions and anti-vibration systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended March 31, 2014 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
2. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2014 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2014	$119,870	$14,460	$—	$5,371	$139,701
Foreign exchange translation	(236)	(7)	—	(140)	(383)
Balance at March 31, 2014	$119,634	$14,453	$—	$5,231	$139,318
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of March 31, 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2013 and March 31, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,483	$(46,466)	$89,017
Developed technology	9,757	(5,817)	3,940
Other	9,530	(1,051)	8,479
Balance at December 31, 2013	$154,770	$(53,334)	$101,436

Customer relationships	$136,430	$(50,718)	$85,712
Developed technology	9,755	(6,207)	3,548
Other	9,740	(1,186)	8,554
Balance at March 31, 2014	$155,925	$(58,111)	$97,814

Amortization expense totaled $3,891 and $4,436 for the three months ended March 31, 2013 and 2014, respectively. Amortization expense is estimated to be approximately $15,800 for the year ending December 31, 2014.
3. Restructuring
Restructuring activities initiated prior to 2013
The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company’s operating structure. The Company commenced these initiatives prior to January 1, 2013 and continued to execute these initiatives during 2014. The majority of the costs associated with these initiatives were incurred shortly after the original implementation. However, the Company continues to incur costs on some of the initiatives related principally to the disposal of the respective facilities.
The following table summarizes the restructuring expense for these initiatives for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Employee separation costs	$2,149	$242
Other exit costs	903	288
Asset Impairments	87	—
	$3,139	$530
The following table summarizes the activity in the restructuring liability for these initiatives for the three months ended March 31, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$819	$16	$—	$835
Expense	242	288	—	530
Cash payments and foreign exchange translation	(283)	(289)	—	(572)
Balance at March 31, 2014	$778	$15	$—	$793

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

Restructuring activities initiated in 2013
In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621, all of which is paid. No additional expense is expected to be incurred related to this initiative.
In the third quarter of 2013, the Company initiated the closure of a facility in Korea and the transfer of equipment to another facility in Korea. The Company has recognized $750 of costs related to this initiative and, as of March 31, 2014, this initiative was substantially completed. For the three months ended March 31, 2014, the Company recorded $128 of other exit costs related to this initiative. As of March 31, 2014, the liability associated with this initiative is $16.
In the fourth quarter of 2013, the Company initiated the restructure of a facility in Europe. The estimated cost of this initiative is $21,100 and is expected to be completed in 2016. The Company has recognized $16,459 of costs related to this initiative. The following table summarizes the activity in the restructuring liability for this initiative for the three months ended March 31, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$13,501	$—	$—	$13,501
Expense	—	2,273	—	2,273
Cash payments and foreign exchange translation	(7)	(2,273)	—	(2,280)
Balance at March 31, 2014	$13,494	$—	$—	$13,494
Restructuring activities initiated in 2014
In the first quarter of 2014, the Company initiated the restructure of a facility in Europe. The estimated cost of this initiative is $1,400 and is expected to be completed in 2014. For the three months ended March 31, 2014, the Company recorded $158 of other exit costs related to this initiative. As of March 31, 2014, there was no liability associated with this initiative.
4. Inventories
Inventories were comprised of the following at December 31, 2013 and March 31, 2014:

	December 31, 2013	March 31, 2014
Finished goods	$48,787	$48,059
Work in process	38,929	43,914
Raw materials and supplies	92,050	96,616
	$179,766	$188,589

5. Debt
Outstanding debt consisted of the following at December 31, 2013 and March 31, 2014:

	December 31, 2013	March 31, 2014
Senior notes	$450,000	$450,000
Senior PIK toggle notes	196,484	196,686
Other borrowings	37,940	46,458
Total debt	$684,424	$693,144
Less current portion	(28,329)	(31,853)
Total long-term debt	$656,095	$661,291

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

Senior ABL Facility
On April 8, 2013 the Company and certain of its subsidiaries entered into the Amended and Restated Senior Loan and Security Agreement (“the Senior ABL Facility”), with certain lenders, which amended and restated the then existing of its senior secured asset-based revolving credit facility. The Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability and certain provisions of the Senior ABL Facility, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $225,000 (if requested by the Company and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) was required to effect any such increase. As of March 31, 2014, subject to borrowing base availability under the facility, the Company had $150,000 in availability less outstanding letters of credit of $37,023.

On April 4, 2014, the Company and certain of its subsidiaries entered into the Second Amended and Restated Loan Agreement (the "Amended Senior ABL Facility"), which amended and restated the existing Senior ABL facility in order to permit the Term Loan Facility (described below) and other related transactions and to implement other necessary conforming and administrative changes in connection with such transactions. The Amended Senior ABL Facility provides for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability and certain provisions of the Amended Senior ABL Facility, including a $60,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Amended Senior ABL Facility also provides for an uncommitted $105,000 incremental loan facility, for a potential total Amended Senior ABL Facility of $255,000 (if requested by the Company and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase.
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
Prepayment of the Notes
On March 21, 2014, the Company and Cooper-Standard Automotive Inc. commenced cash tender offers for any and all of the outstanding Senior PIK Toggle Notes and Senior Notes, respectively. Pursuant to these cash tender offers, on the early tender deadline of April 3, 2014, (i) $198,000 principal amount of the Senior PIK Toggle Notes had been tendered and not validly withdrawn, representing approximately 99.00% of the aggregate outstanding principal amount of the Senior PIK Toggle Notes and (ii) $220,328 principal amount of the Senior Notes had been tendered and not validly withdrawn, representing approximately 48.96% of the aggregate outstanding principal amount of the Senior Notes. On April 4, 2014, the Company purchased the Senior Notes and Senior PIK Toggle Notes tendered up to the early tender deadline and deposited sufficient funds with the trustee to redeem the remaining outstanding Senior Notes and Senior PIK Toggle Notes and pay accrued and unpaid interest thereon to, but not including, the redemption dates of April 21, 2014 and May 5, 2014, respectively. On April 18, 2014, the cash tender offers expired. On April 21, 2014, the Company purchased the additional Senior Notes (and Senior PIK Toggle Notes) tendered up to the expiration time and redeemed the remaining outstanding Senior Notes. The Company used borrowings under the Term Loan Facility, together with cash on hand, to finance the repurchase and redemption of the Senior PIK Toggle Notes and the Senior Notes. The approximate redemption prices for the Senior PIK Toggle Notes and the Senior Notes were 102.4% and 104.6%, respectively.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the "Senior Notes"), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

Term Loan Facility matures on April 4, 2021, unless earlier terminated. On April 4, 2014, the aggregate principal amount was fully drawn to refinance the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses.
6. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost for the three months ended March 31, 2013 and 2014 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$305	$888	$213	$861
Interest cost	3,052	1,710	3,370	1,802
Expected return on plan assets	(4,342)	(949)	(4,764)	(958)
Amortization of prior service cost and recognized actuarial loss	344	330	16	231
Net periodic benefit cost (gain)	$(641)	$1,979	$(1,165)	$1,936

	Other Postretirement Benefits
	Three Months Ended March 31,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$147	$168	$106	$136
Interest cost	407	188	397	188
Amortization of prior service credit and recognized actuarial gain	(281)	(36)	(481)	(71)
Other	6	—	6	—
Net periodic benefit cost	$279	$320	$28	$253
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
The effective tax rate for the three months ended March 31, 2014 was 36% as compared to 28% for the three months ended March 31, 2013. The higher effective tax rate for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the tax benefits related to the retroactive reinstatement of the U.S. research and development tax credit under The American Taxpayer Relief Act of 2012 which was enacted in the three months ended March 31, 2013. The income tax rate for the three months ended March 31, 2014 varies from statutory rates due to income taxes on foreign earnings taxed at rates different from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

8. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 and 2014, net of related tax, are as follows:

	Three Months Ended March 31, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gains on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2013	$18,320	$(64,018)	$—	$250	$(45,448)
Other comprehensive income (loss) before reclassifications	(9,292)	792	—	491	(8,009)
Amounts reclassified from accumulated other comprehensive income (loss)	—	216	—	(7)	209
Net current period other comprehensive income (loss)(1)	(9,292)	1,008	—	484	(7,800)
Balance at March 31, 2013	$9,028	$(63,010)	$—	$734	$(53,248)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $98. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(87).

	Three Months Ended March 31, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gains on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2014	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive income (loss) before reclassifications	(2,020)	159	1,146	73	(642)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(166)	—	5	(161)
Net current period other comprehensive income (loss)(1)	(2,020)	(7)	1,146	78	(803)
Balance at March 31, 2014	$3,692	$(33,413)	$1,146	$78	$(28,497)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(74). Other comprehensive income (loss) related to the unrealized gains on investment securities is net of a tax effect of $(703). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(59).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2014 are as follows:

	Gain (loss) reclassified
	Three Months Ended March 31,
Details about accumulated other comprehensive loss components	2013	2014	Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$(40)	$—	Interest expense, net of interest income
Foreign exchange contracts	50	(7)	Cost of products sold
	10	(7)	Income before income taxes
	(3)	2	Income tax expense
	$7	$(5)	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$159	$82	(1)
Actuarial losses	(472)	224	(1)
	(313)	306	Income before income taxes
	97	(140)	Income tax expense
	$(216)	$166	Consolidated net income

Total reclassifications for the period	$(209)	$161

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the three months ended March 31, 2014:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2014	$618,150	$(2,578)	$615,572	$5,153
Net income	19,735	1,621	21,356	1
Warrant exercise	4,571	—	4,571	—
Other comprehensive income (loss)	(803)	10	(793)	166
Stock-based compensation	3,631	—	3,631	—
Shares issued under stock option plans	(454)	—	(454)	—
Equity at March 31, 2014	$644,830	$(947)	$643,883	$5,320

9. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period excluding unvested restricted shares. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2013	2014
Net income attributable to Cooper-Standard Holdings Inc.	$20,701	$19,735
Less: 7% Preferred stock dividends (paid or unpaid)	(1,677)	—
Less: Undistributed earnings allocated to participating securities	(3,724)	—
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,300	$19,735

Basic weighted average shares of common stock outstanding	16,621,120	16,656,600
Dilutive effect of:
Restricted common stock	252,817	151,772
Restricted 7% preferred stock	32,315	—
Warrants	693,043	1,038,338
Options	112,083	73,561
Diluted weighted average shares of common stock outstanding	17,711,378	17,920,271

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.92	$1.18

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.86	$1.10

The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended March 31,
	2013	2014
Number of options	471,898	479,211
Exercise price	$43.50-52.50	$25.52-66.23
Restricted common stock	—	70,420
7% Preferred stock, as if converted	4,045,852	—
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$5,401	$—
10. Stock-Based Compensation
Under the Company's Omnibus incentive plans, stock options, restricted common stock, restricted 7% preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,800 and $3,906 for the three months ended March 31, 2013 and 2014, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

11. Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Three Months Ended March 31,
	2013	2014
Foreign currency gains	$260	$532
Unrealized losses related to forward contracts	(188)	(38)
Loss on sale of receivables	(373)	(464)
Miscellaneous expense	(31)	—
Other income (expense), net	$(332)	$30
12. Related Party Transactions
Sales to Nishikawa Standard Company ("NISCO"), a 40% owned joint venture, totaled $11,570 and $10,850 for the three months ended March 31, 2013 and 2014, respectively. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return on capital. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital.
Purchases of materials from Guyoung Technology Co. Ltd ("Guyoung"), a Korean corporation of which the Company owned approximately 20% and 17% of the common stock at March 31, 2013 and 2014, respectively, totaled $690 and $441 for the three months ended March 31, 2013 and 2014, respectively. In March, 2014, the Company received from Guyoung a dividend of $224, all of which was related to earnings. The Company recorded an unrealized gain on investment of $1,849 for the three months ended March 31, 2014. At March 31, 2014, the amortized cost and fair value of the investment was $1,299 and $3,148, respectively.
13. Business Segments
ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. The Company organized, managed and reported its global business operations through two geographic segments in the first quarter of 2013. In April 2013, the Company implemented organizational and management changes of its global business operations resulting in four reportable segments associated with geographic regions. In applying the criteria set forth in ASC 280, the Company revised its segment disclosures beginning with the second quarter of 2013 from the two reportable segments, North America and International, to four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are sealing and trim systems, fuel and brake delivery systems, fluid transfer systems, thermal and emissions systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. Prior periods have been revised to conform to the current period presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

     The following tables detail information on the Company’s business segments:

	Three Months Ended March 31,
	2013	2014
Sales to external customers
North America	$382,808	$432,605
Europe	264,487	308,161
South America	45,402	39,766
Asia Pacific	54,860	57,074
Consolidated	$747,557	$837,606
Intersegment sales
North America	$3,734	$3,359
Europe	1,847	2,227
South America	—	—
Asia Pacific	2,105	1,847
Eliminations and other	(7,686)	(7,433)
Consolidated	$—	$—
Segment profit (loss)
North America	$33,806	$38,460
Europe	(6,053)	(3,182)
South America	(3,381)	(2,507)
Asia Pacific	3,392	650
Income before income taxes	$27,764	$33,421
Restructuring cost included in segment profit (loss)
North America	$1,784	$98
Europe	2,970	2,863
South America	—	—
Asia Pacific	6	128
Consolidated	$4,760	$3,089

	December 31, 2013	March 31, 2014
Segment assets
North America	$866,847	$926,044
Europe	680,920	705,154
South America	138,469	144,275
Asia Pacific	243,736	245,378
Eliminations and other	172,782	127,062
Consolidated	$2,102,754	$2,147,913

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

14. Guarantor and Non-Guarantor Subsidiaries
On May 27, 2010, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of Cooper-Standard Holdings Inc., issued 8.5% senior notes due 2018 (“the Senior Notes”) with a total principal amount of $450,000. Cooper-Standard Holdings Inc. and all wholly-owned domestic subsidiaries of Cooper-Standard Automotive Inc. (the “Guarantors”) unconditionally guarantee the Senior Notes. The following condensed consolidated financial data provides information regarding the financial position, results of operations, and cash flows of the Guarantors. The Guarantors account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$145.2	$165.7	$486.3	$(49.6)	$747.6
Cost of products sold	—	120.5	133.2	423.2	(49.6)	627.3
Selling, administration, & engineering expenses	—	34.8	3.1	37.2	—	75.1
Amortization of intangibles	—	2.9	—	1.0	—	3.9
Restructuring	—	1.6	0.1	3.0	—	4.7
Operating profit (loss)	—	(14.6)	29.3	21.9	—	36.6
Interest expense, net of interest income	—	(8.3)	—	(2.9)	—	(11.2)
Equity earnings	—	1.0	0.9	0.8	—	2.7
Other income (expense), net	—	7.5	0.1	(7.9)	—	(0.3)
Income (loss) before income taxes	—	(14.4)	30.3	11.9	—	27.8
Income tax expense (benefit)	—	(2.7)	5.5	5.1	—	7.9
Income (loss) before equity in income of subsidiaries	—	(11.7)	24.8	6.8	—	19.9
Equity in net income of subsidiaries	20.7	32.4	—	—	(53.1)	—
Net income	20.7	20.7	24.8	6.8	(53.1)	19.9
Net loss attributable to noncontrolling interests	—	—	—	0.8	—	0.8
Net income attributable to Cooper-Standard Holdings Inc.	$20.7	$20.7	$24.8	$7.6	$(53.1)	$20.7

Comprehensive income	$12.9	$12.9	$24.8	$1.4	$(40.1)	$11.9
Add: Comprehensive loss attributable to noncontrolling interests	—	—	—	1.0	—	1.0
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$12.9	$12.9	$24.8	$2.4	$(40.1)	$12.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
Sales	$—	$155.3	$175.1	$557.5	$(50.3)	$837.6
Cost of products sold	—	133.3	137.8	482.5	(50.3)	703.3
Selling, administration, & engineering expenses	—	36.8	(0.2)	43.0	—	79.6
Amortization of intangibles	—	2.9	—	1.5	—	4.4
Restructuring	—	—	0.1	3.0	—	3.1
Operating profit (loss)	—	(17.7)	37.4	27.5	—	47.2
Interest expense, net of interest income	(4.0)	(7.2)	—	(3.8)	—	(15.0)
Equity earnings	—	0.3	—	0.9	—	1.2
Other income (expense), net	—	6.9	0.1	(7.0)	—	—
Income (loss) before income taxes	(4.0)	(17.7)	37.5	17.6	—	33.4
Income tax expense (benefit)	(1.7)	(7.0)	15.8	5.0	—	12.1
Income (loss) before equity in income of subsidiaries	(2.3)	(10.7)	21.7	12.6	—	21.3
Equity in net income of subsidiaries	22.0	32.7	—	—	(54.7)	—
Net income	19.7	22.0	21.7	12.6	(54.7)	21.3
Net income attributable to noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Net income attributable to Cooper-Standard Holdings Inc.	$19.7	$22.0	$21.7	$11.0	$(54.7)	$19.7

Comprehensive income	$18.9	$21.2	$21.7	$11.4	$(52.5)	$20.7
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	(1.8)	—	(1.8)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$18.9	$21.2	$21.7	$9.6	$(52.5)	$18.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$13.1	$83.0	$—	$88.3	$—	$184.4
Accounts receivable, net	—	55.5	70.9	239.4	—	365.8
Tooling receivable	—	27.1	15.7	113.4	—	156.2
Inventories	—	24.6	32.3	122.9	—	179.8
Prepaid expenses	—	6.2	0.6	20.1	—	26.9
Other	—	26.4	0.7	55.2	—	82.3
Total current assets	13.1	222.8	120.2	639.3	—	995.4
Investments in affiliates and intercompany accounts, net	800.5	231.8	1,191.6	(110.2)	(2,047.2)	66.5
Property, plant, and equipment, net	—	103.6	58.6	570.7	—	732.9
Goodwill	—	111.1	—	28.6	—	139.7
Other assets	4.8	150.1	(40.8)	54.2	—	168.3
	$818.4	$819.4	$1,329.6	$1,182.6	$(2,047.2)	$2,102.8
LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$—	$—	$28.3	$—	$28.3
Accounts payable	—	53.8	54.6	247.0	—	355.4
Accrued liabilities	3.7	40.8	3.7	138.3	—	186.5
Total current liabilities	3.7	94.6	58.3	413.6	—	570.2
Long-term debt	196.5	450.0	—	9.6	—	656.1
Other liabilities	—	115.3	(0.1)	140.5	—	255.7
Total liabilities	200.2	659.9	58.2	563.7	—	1,482.0
Redeemable noncontrolling interests	—	—	—	5.2	—	5.2
Total Cooper-Standard Holdings Inc. equity	618.2	159.5	1,271.4	616.3	(2,047.2)	618.2
Noncontrolling interests	—	—	—	(2.6)	—	(2.6)
Total equity	618.2	159.5	1,271.4	613.7	(2,047.2)	615.6
Total liabilities and equity	$818.4	$819.4	$1,329.6	$1,182.6	$(2,047.2)	$2,102.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
ASSETS
Current assets:
Cash and cash equivalents	$13.1	$56.3	$—	$68.6	$—	$138.0
Accounts receivable, net	—	77.1	88.2	273.8	—	439.1
Tooling receivable	—	22.9	18.9	105.7	—	147.5
Inventories	—	24.2	32.5	131.9	—	188.6
Prepaid expenses	—	5.6	0.6	19.9	—	26.1
Other	—	27.0	0.6	57.6	—	85.2
Total current assets	13.1	213.1	140.8	657.5	—	1,024.5
Investments in affiliates and intercompany accounts, net	829.4	237.4	1,200.8	(126.5)	(2,076.0)	65.1
Property, plant, and equipment, net	—	105.5	59.3	592.5	—	757.3
Goodwill	—	111.1	—	28.2	—	139.3
Other assets	6.4	155.2	(56.7)	56.8	—	161.7
	$848.9	$822.3	$1,344.2	$1,208.5	$(2,076.0)	$2,147.9
LIABILITIES & EQUITY
Current liabilities:
Debt payable within one year	$—	$0.5	$—	$31.4	$—	$31.9
Accounts payable	—	46.7	47.7	232.5	—	326.9
Accrued liabilities	7.4	56.2	3.5	154.6	—	221.7
Total current liabilities	7.4	103.4	51.2	418.5	—	580.5
Long-term debt	196.7	450.0	—	14.6	—	661.3
Other liabilities	—	111.8	(0.1)	145.2	—	256.9
Total liabilities	204.1	665.2	51.1	578.3	—	1,498.7
Redeemable noncontrolling interests	—	—	—	5.3	—	5.3
Total Cooper-Standard Holdings Inc. equity	644.8	157.1	1,293.1	625.8	(2,076.0)	644.8
Noncontrolling interests	—	—	—	(0.9)	—	(0.9)
Total equity	644.8	157.1	1,293.1	624.9	(2,076.0)	643.9
Total liabilities and equity	$848.9	$822.3	$1,344.2	$1,208.5	$(2,076.0)	$2,147.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1.7	$(4.4)	$(2.4)	$(8.2)	$—	$(13.3)
INVESTING ACTIVITIES
Capital expenditures	—	(6.4)	(4.1)	(23.8)	—	(34.3)
Return on equity investments	—	—	2.1	—	—	2.1
Proceeds from the sale of fixed assets	—	—	—	0.2	—	0.2
Net cash used in investing activities	—	(6.4)	(2.0)	(23.6)	—	(32.0)
FINANCING ACTIVITIES
Increase in short-term debt	—	—	—	4.9	—	4.9
Principal payments on long-term debt	—	—	—	(1.8)	—	(1.8)
Purchase of noncontrolling interest	—	—	—	(1.9)	—	(1.9)
Repurchase of common stock	—	(11.1)	—	—	—	(11.1)
Other	(1.7)	(2.8)	—	2.9	—	(1.6)
Net cash provided by (used in) financing activities	(1.7)	(13.9)	—	4.1	—	(11.5)
Effects of exchange rate changes on cash and cash equivalents	—	—	—	2.9	—	2.9
Changes in cash and cash equivalents	—	(24.7)	(4.4)	(24.8)	—	(53.9)
Cash and cash equivalents at beginning of period	—	177.5	4.4	88.7	—	270.6
Cash and cash equivalents at end of period	$—	$152.8	$—	$63.9	$—	$216.7
Depreciation and amortization	$—	$7.1	$3.4	$19.3	$—	$29.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated Totals
	(dollar amounts in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(18.4)	$3.0	$19.3	$—	$3.9
INVESTING ACTIVITIES
Capital expenditures	—	(10.8)	(4.0)	(49.0)	—	(63.8)
Return on equity investments	—	—	1.0	—	—	1.0
Proceeds from the sale of fixed assets and other	—	(0.1)	—	2.2	—	2.1
Net cash used in investing activities	—	(10.9)	(3.0)	(46.8)	—	(60.7)
FINANCING ACTIVITIES
Increase in short-term debt, net	—	—	—	2.3	—	2.3
Borrowings on long-term debt	—	—	—	4.4	—	4.4
Principal payments on long-term debt	—	—	—	(0.1)	—	(0.1)
Debt issuance costs	—	(0.7)	—	—	—	(0.7)
Proceeds from exercise of warrants	—	4.6	—	—	—	4.6
Other	—	(1.3)	—	0.3	—	(1.0)
Net cash provided by financing activities	—	2.6	—	6.9	—	9.5
Effects of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9
Changes in cash and cash equivalents	—	(26.7)	—	(19.7)	—	(46.4)
Cash and cash equivalents at beginning of period	13.1	83.0	—	88.3	—	184.4
Cash and cash equivalents at end of period	$13.1	$56.3	$—	$68.6	$—	$138.0
Depreciation and amortization	$—	$7.0	$2.8	$18.5	$—	$28.3
15. Financial Instruments
Fair values of the Senior Notes approximated $477,000 and $471,375 at December 31, 2013 and March 31, 2014, respectively, based on quoted market prices, compared to the recorded value of $450,000. This fair value measurement is classified within Level 1 of the fair value hierarchy.
Fair values of the Senior PIK Toggle Notes approximated $197,466 and $200,620 at December 31, 2013 and March 31, 2014, respectively, based on quoted market prices, compared to the recorded values of $196,484 and $196,686 at December 31, 2013 and March 31, 2014, respectively. This fair value measurement is classified within Level 1 of the fair value hierarchy.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

The noncontrolling interest is redeemable at other than fair value as the put value is determined based on the formula described above. The Company records the noncontrolling interest in CS France at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling shareholders’ share of net income or loss and its share of other comprehensive income or loss and dividends (“carrying amount”) or 2) the cumulative amount required to accrete the initial carrying amount to the redemption value. According to authoritative accounting guidance, the redeemable noncontrolling interest was classified outside of permanent equity, in mezzanine equity, on the Company’s condensed consolidated balance sheets.
At December 31, 2013 and March 31, 2014, the estimated redemption value of the put option relating to the noncontrolling interest in CS France was $0. The redemption amount, if any, related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.
According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At March 31, 2014 there was no difference between redemption value and fair value.
Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments, including forward and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statement of comprehensive income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statement of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk.

The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets and accrued liabilities.
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and the Euro against the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of March 31, 2014, the notional amount of these contracts was $17,326. The fair values of these contracts at March 31, 2014 were $217 in the asset position recorded in other current assets and $79 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $7 for the three months ended March 31, 2014. These foreign currency derivative contracts consist of hedges of transactions up to December 2014.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

Undesignated Derivatives
As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts are used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts relate to hedge transactions through April 2014. As of March 31, 2014, the notional amount of these contracts was $930. At March 31, 2014, the fair value of the Company’s undesignated derivative forward contracts was a liability of $4 and is recorded in accrued liabilities in the Company’s condensed consolidated balance sheet. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized loss amounted to $188 and $38 for the three months ended March 31, 2013 and 2014, respectively.
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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2013 and March 31, 2014, are shown below:

	December 31, 2013	March 31, 2014	Input
Forward foreign exchange contracts - other current assets	$36	$217	Level 2
Forward foreign exchange contracts - accrued liabilities	(1)	(83)	Level 2

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
16. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s Term Loan Facility, Amended Senior ABL Facility and Senior ABL Facility.
At March 31, 2013 and 2014, the Company had $89,015 and $120,366, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $113,402 and $139,130 for the three months ended March 31, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $645 and $798 for the three months ended March 31, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except Note 14, per share and share amounts)

At March 31, 2013 and 2014, the Company had $15,197 and $9,500, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $22,712 and $15,695 for the three months ended March 31, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $84 and $92 for the three months ended March 31, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements” below) and in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) (see Item 1A. Risk Factors).
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
Details on light vehicle production in certain regions for the three months ended March 31, 2013 and 2014 are provided in the following table:

(In millions of units)	Q1 2013(1,2)	Q1 2014(1)	% Change
North America	4.0	4.2	5.8%
Europe	4.8	5.1	5.3%
South America	1.0	1.0	(3.5)%
Asia Pacific	10.8	11.3	5.1%

(1)	Production data based on IHS Automotive, March 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.
The expected annualized light vehicle production volumes for 2014, compared to the actual production volumes for 2013 are provided in the following table:

(In millions of units)	2013(1,2)	2014(1)	% Change
North America	16.2	16.8	3.6%
Europe	19.5	19.6	0.5%
South America	4.5	4.4	(2.7)%
Asia Pacific	43.0	44.5	3.5%

(1)	Production data based on IHS Automotive, March 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.

The expected light vehicle production volume for the second quarter of 2014, compared to the actual production volumes for the second quarter of 2013 are provided in the following table:

(In millions of units)	Q2 2013(1)	Q2 2014(1)	% Change
North America	4.3	4.3	1.3%
Europe	5.2	5.1	(0.6)%
South America	1.2	1.1	(10.5)%
Asia Pacific	10.4	10.8	4.3%

(1)	Production data based on IHS Automotive, March 2014.

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
OEMs have shifted some research and development, design and testing responsibility to suppliers, while at the same time shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and must be able to continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components and to provide innovative solutions to meet evolving technologies aimed at improved emissions, fuel economy, fit and finish and overall performance.
Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. At the same time, the introduction of multiple new vehicle platforms across most OEMs, coupled with volume recovery in some regions, has put increased pressure on the supply chain’s capital and capacity. We expect to continue to add necessary infrastructure to support our customers' new vehicle launch needs and transfer capacity to low cost regions to both address pricing pressure and provide local support to customers in emerging markets.
Results of Operations

	Three Months Ended March 31,
	2013	2014
	(dollar amounts in thousands)
Sales	$747,577	$837,606
Cost of products sold	627,264	703,347
Gross profit	120,313	134,259
Selling, administration & engineering expenses	75,094	79,571
Amortization of intangibles	3,891	4,436
Restructuring	4,760	3,089
Operating profit	36,568	47,163
Interest expense, net of interest income	(11,207)	(15,008)
Equity earnings	2,735	1,236
Other income (expense), net	(332)	30
Income before income taxes	27,764	33,421
Income tax expense	7,891	12,064
Net income	19,873	21,357
Net (income) loss attributable to noncontrolling interests	828	(1,622)
Net income attributable to Cooper-Standard Holdings Inc.	$20,701	$19,735
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Sales. Sales were $837.6 million for the three months ended March 31, 2014 compared to $747.6 million for the three months ended March 31, 2013, an increase of $90.0 million, or 12.0%. Sales were favorably impacted by increased volumes, primarily in North America and Europe, and incremental sales related to the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by customer price concessions and unfavorable foreign exchange of $4.7 million.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $703.3 million for the three months ended March 31, 2014 compared to $627.3 million for the three months ended March 31, 2013, an increase of $76.0 million, or 12.1%. Raw materials comprise the largest component of our cost of products sold and represented approximately 50% and 49% of total cost of products sold for the three months ended March 31, 2013 and 2014, respectively. The period was impacted by increased volumes primarily in North America and Europe, higher staffing costs, other operating expenses and the Jyco acquisition. These items were partially offset by continuous improvement savings.

Gross Profit. Gross profit for the three months ended March 31, 2014 was $134.3 million compared to $120.3 million for the three months ended March 31, 2013, an increase of $14.0 million, or 11.6%. The increase in gross profit was driven primarily by the favorable impact of continuous improvement savings and increased volumes primarily in North America and Europe, partially offset by customer price concessions, higher staffing costs and other operating expenses. As a percentage of sales, gross profit was 16.1% and 16.0% of sales for the three months ended March 31, 2013 and 2014, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended March 31, 2014 was $79.6 million, or 9.5% of sales, compared to $75.1 million, or 10.0% of sales, for the three months ended March 31, 2013. Selling, administration and engineering expense for the three months ended March 31, 2014 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world and improve our business processes.
Restructuring. Restructuring charges were $3.1 million for the three months ended March 31, 2014 compared to $4.8 million for the three months ended March 31, 2013. The decrease is due primarily to the timing of our various restructuring initiatives.
Interest Expense, Net. Net interest expense of $15.0 million for the three months ended March 31, 2014 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes. Net interest expense of $11.2 million for the three months ended March 31, 2013 consisted primarily of interest and debt issue amortization recorded on the Senior Notes.
Other Income (Expense), Net. Other income for the three months ended March 31, 2014 consisted primarily of foreign currency gains of $0.5 million and loss on sale of receivables of $0.5 million. Other expense for the three months ended March 31, 2013 was $0.3 million, which consisted of foreign currency gains of $0.3 million, loss on sale of receivables of $0.4 million and unrealized losses related to forward contracts of $0.2 million.
Income Tax Expense. For the three months ended March 31, 2014, we recorded an income tax expense of $12.1 million on earnings before income taxes of $33.4 million. This compares to an income tax expense of $7.9 million on earnings before income taxes of $27.8 million for the same period of 2013. The higher income tax expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the tax benefits related to the retroactive reinstatement of the U.S. research and development tax credit under The American Taxpayer Relief Act of 2012 which was enacted in the three months ended March 31, 2013. Income tax expense for the three months ended March 31, 2014 differs from statutory rates due to income taxes on foreign earnings taxed at rates different from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
	(dollar amounts in thousands)
Sales to external customers
North America	$382,808	$432,605
Europe	264,487	308,161
South America	45,402	39,766
Asia Pacific	54,860	57,074
Consolidated	$747,557	$837,606

Segment profit (loss)
North America	$33,806	$38,460
Europe	(6,053)	(3,182)
South America	(3,381)	(2,507)
Asia Pacific	3,392	650
Income before income taxes	$27,764	$33,421
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
North America. Sales for the three months ended March 31, 2014 increased $49.8 million, or 13.0%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $7.2 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the three months ended March 31, 2014 increased by $4.7 million, primarily due to increased volumes, the favorable impact of continuous improvement savings and the Jyco acquisition, partially offset by customer price concessions, higher staffing costs and other operating expenses.
Europe. Sales for the three months ended March 31, 2014 increased $43.7 million, or 16.5%, primarily due to an increase in sales volume and favorable foreign exchange of $11.4 million, partially offset by customer price concessions. Segment loss improved by $2.9 million, primarily due to increased volumes and the favorable impact of continuous improvement savings, partially offset by customer price concessions, higher staffing costs and other operating expenses.
South America. Sales for the three months ended March 31, 2014 decreased $5.6 million, or 12.4%, primarily due to unfavorable foreign exchange of $7.3 million, partially offset by an increase in sales volume. Segment loss for the three months ended March 31, 2014 improved by $0.9 million, primarily due to the favorable impact of continuous improvement savings and increased volumes, partially offset by higher material costs.
Asia Pacific. Sales for the three months ended March 31, 2014 increased $2.2 million, or 4.0%, primarily due to the Jyco acquisition which was completed July 31, 2013, partially offset by customer price concessions and unfavorable foreign exchange of $1.6 million. Segment profit for the three months ended March 31, 2014 decreased by $2.7 million, primarily due to higher staffing costs and customer price concessions, partially offset by the favorable impact of continuous improvement savings and the Jyco acquisition.

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Amended Senior ABL Facility, in addition to certain receivable factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 5. “Debt” to the condensed consolidated financial statements for additional information.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Amended Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the next 12 months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Amended Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows
Operating Activities. Net cash provided by operations was $3.9 million for the three months ended March 31, 2014, which included $56.6 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories and decreased accounts payable, partially offset by increased accrued liabilities. Net cash used in operations was $13.3 million for the three months ended March 31, 2013, which included $68.6 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $60.7 million for the three months ended March 31, 2014, which consisted primarily of $63.8 million of capital spending, offset by a $1.0 million return on equity investments and proceeds of $2.1 million for the sale of fixed assets and other. Net cash used in investing activities was $31.9 million for the three months ended March 31, 2013, which consisted primarily of $34.3 million of capital spending, offset by a $2.1 million return on equity investments and proceeds of $0.2 million from the sale of fixed assets and other. We anticipate that we will spend approximately $195 million to $205 million on capital expenditures in 2014.
Financing Activities. Net cash provided by financing activities totaled $9.6 million for the three months ended March 31, 2014, which consisted primarily of $4.6 million related to the exercise of stock warrants and increases in short and long-term debt of $2.3 million and $4.4 million, respectively, partially offset by debt issuance costs of $0.7 million. Net cash used in financing activities totaled $11.5 million for the three months ended March 31, 2013, which consisted primarily of repurchase of common stock of $11.1 million, purchase of noncontrolling interest of $1.9 million, payments on long-term debt of $1.8 million and payment of cash dividends on our 7% preferred stock of $1.7 million, offset by an increase in short-term debt of $4.9 million.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2013	2014
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$20.7	$19.7
Income tax expense	7.9	12.1
Interest expense, net of interest income	11.2	15.0
Depreciation and amortization	29.8	28.3
EBITDA	$69.6	$75.1
Restructuring (1)	4.8	3.1
Noncontrolling interest (2)	(0.7)	(0.1)
Stock-based compensation (3)	2.7	2.1
Other (4)	0.3	0.4
Adjusted EBITDA	$76.7	$80.6

(1)	Includes non-cash restructuring.

(2)	Proportionate share of restructuring costs related to FMEA joint venture.

(3)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

(4)	Professional fees related to corporate development activities and acquisitions.

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
The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: cyclicality of the automotive industry with the possibility of further material contractions in automotive sales and production affecting the viability of our customers and financial condition of our customers; global economic uncertainty, particularly in Europe; loss of large customers or significant platforms; our ability to generate sufficient cash to service our indebtedness, and obtain future financing; operating and financial restrictions imposed on us by our credit agreements; our underfunded pension plans;  supply shortages; escalating pricing pressures and decline of volume requirements from our customers; our ability to meet significant increases in demand; availability and increasing volatility in cost of raw materials or manufactured components; our ability to continue to compete successfully in the highly competitive automotive parts industry; risks associated with our non-U.S. operations; foreign currency exchange rate fluctuations; our ability to control the operations of joint ventures for our benefit; the effectiveness of our continuous improvement program and other cost savings plans; a disruption in our information technology systems; product liability and warranty and recall claims that may be brought against us; work stoppages or other labor conditions; natural disasters; our ability to meet our customers’ needs for new and improved products in a timely manner or cost-effective basis; the possibility that our acquisition strategy may not be successful; our legal rights to our intellectual property portfolio; environmental and other regulations; the possible volatility of our annual effective tax rate; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to our goodwill and long-lived assets; and the interests of our major stockholders may conflict with our interests. See Item 1A. Risk Factors, in our 2013 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2013 Annual Report.

Item 4.        Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2014, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

Item 1A.    Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2013 Annual Report which could materially impact our business, financial condition or future results. Risks disclosed in the 2013 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund all repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the program may be discontinued at any time at the Company’s discretion. This program was not affected by our May 2013 tender offer, pursuant to which we purchased approximately $200 million of our common stock.
The following table presents repurchases of common stock during the period covered by this Report:

2014	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1 - January 31	596	$52.62	—	$45.4
February 1 - February 28	26	$56.99	—	$45.4
March 1 - March 31	7,682	$66.04	—	$45.4
Total	8,304	$65.05	—	$45.4

(1)
8,304 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

4.1*
Supplemental Indenture, dated as of April 3, 2014, between Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee, relating to the Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

10.1*
Credit Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 2 LLC, CS Intermediate HoldCo 1 LLC, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

10.2*
Second Amended and Restated Loan Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

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

COOPER-STANDARD HOLDINGS INC.

May 6, 2014	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

May 6, 2014	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

May 6, 2014	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

4.1*
Supplemental Indenture, dated as of April 3, 2014, between Cooper-Standard Holdings Inc. and U.S. Bank National Association, as trustee, relating to the Senior PIK Toggle Notes due 2018 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

10.1*
Credit Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 2 LLC, CS Intermediate HoldCo 1 LLC, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

10.2*
Second Amended and Restated Loan Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc's Current Report on Form 8-K filed April 8, 2014).

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