Form 10-Q
period 2014-06-30
Cooper-Standard Holdings Inc.
filed 2014-08-01
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 28, 2014 there were 17,071,150 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Sales	$784,707	$857,553	$1,532,284	$1,695,159
Cost of products sold	652,443	711,444	1,279,707	1,414,791
Gross profit	132,264	146,109	252,577	280,368
Selling, administration & engineering expenses	72,745	81,873	147,839	161,244
Amortization of intangibles	3,858	3,997	7,749	8,433
Restructuring	1,088	3,756	5,848	6,845
Operating profit	54,573	56,483	91,141	103,846
Interest expense, net of interest income	(13,575)	(10,919)	(24,782)	(25,927)
Equity earnings	3,363	1,745	6,098	2,981
Other expense, net	(6,013)	(28,633)	(6,345)	(28,803)
Income before income taxes	38,348	18,676	66,112	52,097
Income tax expense	12,202	4,424	20,093	16,488
Net income	26,146	14,252	46,019	35,609
Net (income) loss attributable to noncontrolling interests	1,286	(1,058)	2,114	(2,680)
Net income attributable to Cooper-Standard Holdings Inc.	$27,432	$13,194	$48,133	$32,929
Net income available to Cooper-Standard Holdings Inc. common stockholders	$20,552	$13,194	$35,913	$32,929

Earnings per share:
Basic	$1.45	$0.78	$2.33	$1.96
Diluted	$1.34	$0.72	$2.19	$1.82

Comprehensive income	$11,858	$18,619	$23,801	$39,349
Comprehensive (income) loss attributable to noncontrolling interests	872	(1,034)	1,830	(2,832)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$12,730	$17,585	$25,631	$36,517
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2013	June 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,370	$207,385
Accounts receivable, net	365,750	437,983
Tooling receivable	156,205	150,828
Inventories	179,766	186,043
Prepaid expenses	26,940	26,562
Other	82,301	109,860
Total current assets	995,332	1,118,661
Property, plant and equipment, net	732,902	747,727
Goodwill	139,701	139,402
Intangibles, net	101,436	94,292
Deferred tax assets	34,235	28,737
Other assets	99,148	108,026
Total assets	$2,102,754	$2,236,845

Liabilities and Equity
Current liabilities:
Debt payable within one year	$28,329	$29,534
Accounts payable	355,394	313,778
Payroll liabilities	97,146	126,142
Accrued liabilities	89,302	82,185
Total current liabilities	570,171	551,639
Long-term debt	656,095	762,983
Pension benefits	151,113	144,725
Postretirement benefits other than pensions	57,224	56,358
Deferred tax liabilities	11,146	8,932
Other liabilities	36,280	41,307
Total liabilities	1,482,029	1,565,944
Redeemable noncontrolling interests	5,153	5,154
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2013 and June 30, 2014; 18,226,223 shares issued and 16,676,539 outstanding at December 31, 2013 and 18,580,560 shares issued and 17,030,876 outstanding at June 30, 2014	17	17
Additional paid-in capital	489,052	501,225
Retained earnings	156,775	188,358
Accumulated other comprehensive loss	(27,694)	(24,107)
Total Cooper-Standard Holdings Inc. equity	618,150	665,493
Noncontrolling interests	(2,578)	254
Total equity	615,572	665,747
Total liabilities and equity	$2,102,754	$2,236,845
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2013	2014
Operating Activities:
Net income	$46,019	$35,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,237	48,293
Amortization of intangibles	7,749	8,433
Stock-based compensation expense	5,634	7,829
Equity earnings, net of dividends related to earnings	(2,844)	(712)
Loss on extinguishment of debt	—	30,488
Gain on sale of investment	—	(1,882)
Deferred income taxes	15,232	3,284
Other	(843)	(297)
Changes in operating assets and liabilities	(148,672)	(76,846)
Net cash provided by (used in) operating activities	(27,488)	54,199
Investing activities:
Capital expenditures	(70,072)	(110,827)
Return on equity investments	2,120	951
Proceeds from sale of investment	—	3,216
Proceeds from sale of fixed assets and other	269	2,173
Net cash used in investing activities	(67,683)	(104,487)
Financing activities:
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	194,943	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	738,865
Repurchase of Senior Notes and Senior PIK Toggle Notes	—	(675,615)
Increase (decrease) in short-term debt, net	4,307	(394)
Borrowings on long-term debt	—	6,497
Principal payments on long-term debt	(2,593)	(125)
Preferred stock cash dividends paid	(1,651)	—
Purchase of noncontrolling interest	(1,911)	—
Repurchase of common stock	(217,240)	—
Proceeds from exercise of warrants	11,252	6,892
Taxes withheld and paid on employees' share based payment awards	(5,399)	(3,842)
Other	1,074	(317)
Net cash provided by (used in) financing activities	(17,218)	71,961
Effects of exchange rate changes on cash and cash equivalents	2,285	1,342
Changes in cash and cash equivalents	(110,104)	23,015
Cash and cash equivalents at beginning of period	270,555	184,370
Cash and cash equivalents at end of period	$160,451	$207,385
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we,” “our,” or “us”) is a leading manufacturer of sealing and trim, fuel and brake delivery, fluid transfer, and anti-vibration systems (“AVS”) components, systems, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended June 30, 2014 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Disposition
In June 2014, the Company entered into an agreement to sell its thermal and emissions product line, which will allow the Company to focus on its four core product groups. The sale closed in the third quarter of 2014. As of June 30, 2014, the Company had reclassified approximately $25,000, primarily consisting of property, plant and equipment, net to other current assets as assets held for sale. The assets held for sale consist of approximately $15,000 and $10,000 relating to the North America and Europe segments, respectively. This disposition does not meet the discontinued operations criteria.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the condensed consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

2. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2014 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2014	$119,870	$14,460	$—	$5,371	$139,701
Foreign exchange translation	(34)	(135)	—	(130)	(299)
Balance at June 30, 2014	$119,836	$14,325	$—	$5,241	$139,402
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of June 30, 2014.
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2013 and June 30, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,483	$(46,466)	$89,017
Developed technology	9,757	(5,817)	3,940
Other	9,530	(1,051)	8,479
Balance at December 31, 2013	$154,770	$(53,334)	$101,436

Customer relationships	$137,245	$(54,522)	$82,723
Developed technology	9,718	(6,550)	3,168
Other	9,707	(1,306)	8,401
Balance at June 30, 2014	$156,670	$(62,378)	$94,292

Amortization expense totaled $3,858 and $3,997 for the three months ended June 30, 2013 and 2014, respectively, and $7,749 and $8,433 for the six months ended June 30, 2013 and 2014, respectively. Amortization expense is estimated to be approximately $16,000 for the year ending December 31, 2014.
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
The following table summarizes the restructuring expense (reversal) for these initiatives for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Employee separation costs (reversals)	$712	$(301)	$2,861	$(59)
Other exit costs (reversals)	376	(61)	1,279	226
Asset impairments	—	—	87	—
	$1,088	$(362)	$4,227	$167

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity in the restructuring liability for these initiatives for the six months ended June 30, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$819	$16	$—	$835
Expense (reversal)	(59)	226	—	167
Cash payments and foreign exchange translation	(667)	(228)	—	(895)
Balance at June 30, 2014	$93	$14	$—	$107
Restructuring activities initiated in 2013
In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621, all of which is paid. No additional expense is expected to be incurred related to this initiative.
In the third quarter of 2013, the Company initiated the closure of a facility in Korea and the transfer of equipment to another facility in Korea. The Company has recognized $911 of costs related to this initiative and, as of June 30, 2014, this initiative was substantially completed. For the three and six months ended June 30, 2014, the Company recorded $156 and $284 of other exit costs, respectively, related to this initiative. As of June 30, 2014, the liability associated with this initiative is $0.
In the fourth quarter of 2013, the Company initiated the restructure of a facility in Europe. The estimated cost of this initiative is $20,900 and is expected to be completed in 2016. The Company has recognized $19,404 of costs related to this initiative.
The following table summarizes the restructuring expense for this initiative for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Employee separation costs	$—	$412	$—	$412
Other exit costs	—	2,533	—	4,806
	$—	$2,945	$—	$5,218

The following table summarizes the activity in the restructuring liability for this initiative for the six months ended June 30, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$13,501	$—	$—	$13,501
Expense	412	4,806	—	5,218
Cash payments and foreign exchange translation	(2,586)	(4,806)	—	(7,392)
Balance at June 30, 2014	$11,327	$—	$—	$11,327
Restructuring activities initiated in 2014
In the first half of 2014, the Company initiated the restructure of certain facilities in Europe. The estimated costs of these initiatives is $2,900 and are expected to be completed in 2014. For the three and six months ended June 30, 2014, the Company recorded $386 and $545 of other exit costs, respectively. In addition, for the three and six months ended June 30, 2014 the Company recorded $631 of employee separation costs. As of June 30, 2014, there was $518 liability associated with these initiatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

4. Inventories
Inventories were comprised of the following at December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
Finished goods	$48,787	$50,549
Work in process	38,929	43,078
Raw materials and supplies	92,050	92,416
	$179,766	$186,043

5. Debt
Outstanding debt consisted of the following at December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014
Term loan	$—	$746,384
Senior notes	450,000	—
Senior PIK toggle notes	196,484	—
Other borrowings	37,940	46,133
Total debt	$684,424	$792,517
Less current portion	(28,329)	(29,534)
Total long-term debt	$656,095	$762,983
Senior ABL Facility

On April 8, 2013 the Company and certain of its subsidiaries entered into the Amended and Restated Senior Loan and Security Agreement (the “Amended Senior ABL Facility”), with certain lenders, which amended and restated the then existing senior secured asset-based revolving credit facility of the Company, dated May 27, 2010. The Amended Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $50,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Amended Senior ABL Facility also provided for an uncommitted $75,000 incremental loan facility, for a potential total Amended Senior ABL Facility of $225,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase).
On April 4, 2014, the Company and certain of its subsidiaries entered into the Second Amended and Restated Loan Agreement (the "Senior ABL Facility"), which amended and restated the Amended Senior ABL Facility, in order to permit the Term Loan Facility (described below) and other related transactions. The Senior ABL Facility continues to provide for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $60,000 letter of credit sub-facility and the same $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $105,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase). The obligations under the Senior ABL Facility are secured by amongst other items (a) a first priority security interest in accounts receivable of the U.S. borrower and the U.S. guarantors arising from the sale of goods and services, and inventory, excluding certain property and subject to certain limitations (with obligations of the Canadian borrower secured also by comparable assets of the Canadian borrower and Canadian guarantors) and (b) a second priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the U.S. borrower and each of the U.S. guarantors, (ii) substantially all material owned real property located in the U.S. and equipment of the U.S. borrower and the U.S. guarantors and (iii) all other material personal property of the U.S. borrower and the U.S. guarantors.

On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

June 30, 2014, subject to borrowing base availability, the Company had $180,000 in availability under the Senior ABL Facility supporting outstanding letters of credit of $35,576,465.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the "Senior Notes"), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses. As of June 30, 2014, the entire principle amount of $750,000 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of June 30, 2014, the Company had $3,616 of unamortized original issue discount.
Prepayment of the Notes
On March 21, 2014, the Company and Cooper-Standard Automotive Inc. commenced cash tender offers for any and all of the outstanding Senior PIK Toggle Notes and Senior Notes, respectively. Approximately 99% of the Senior PIK Toggle Notes and 49% of the Senior Notes were tendered and purchased on April 4, 2014, and the funds to redeem the remainder were deposited with the Trustee. The remaining redemptions were completed on April 21, 2014 for the Senior Notes and May 5, 2014 for the Senior PIK Toggle Notes.
As a result of the purchases and redemptions, the Company recognized a loss on extinguishment of $30,488 in the six months ended June 30, 2014, which was primarily due to call and make-whole premiums and the write off of approximately $4,500 in original issue discount and debt issuance costs.
The Company used borrowings under the Term Loan Facility (described above), together with cash on hand, to finance the repurchase and redemption of the Senior PIK Toggle Notes and the Senior Notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

6. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost for the three and six months ended June 30, 2013 and 2014 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$305	$877	$213	$867
Interest cost	3,052	1,691	3,370	1,812
Expected return on plan assets	(4,342)	(936)	(4,764)	(972)
Amortization of prior service cost and recognized actuarial loss	344	326	16	230
Settlement	783	—	—	—
Net periodic benefit cost (gain)	$142	$1,958	$(1,165)	$1,937

	Pension Benefits
	Six Months Ended June 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$610	$1,765	$426	$1,728
Interest cost	6,104	3,401	6,740	3,614
Expected return on plan assets	(8,684)	(1,885)	(9,528)	(1,930)
Amortization of prior service cost and recognized actuarial loss	688	656	32	461
Settlement	783	—	—	—
Net periodic benefit cost (gain)	$(499)	$3,937	$(2,330)	$3,873

	Other Postretirement Benefits
	Three Months Ended June 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$147	$166	$106	$138
Interest cost	407	186	397	190
Amortization of prior service credit and recognized actuarial gain	(281)	(35)	(481)	(73)
Other	6	—	6	—
Net periodic benefit cost	$279	$317	$28	$255

	Other Postretirement Benefits
	Six Months Ended June 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$294	$334	$212	$274
Interest cost	814	374	794	378
Amortization of prior service credit and recognized actuarial gain	(562)	(71)	(962)	(144)
Other	12	—	12	—
Net periodic benefit cost	$558	$637	$56	$508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

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
The effective tax rate for the three and six months ended June 30, 2014 was 24% and 32%, respectively. The effective tax rate for the three and six months ended June 30, 2013 was 32% and 30%, respectively. The effective tax rate for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is lower primarily due to the tax benefits related to the loss on extinguishment of debt recorded as a discrete item in the three months ended June 30, 2014. The higher effective tax rate for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily a result of the U.S. research and development tax credit not reenacted for 2014; therefore it is not reflected as a benefit in the 2014 effective tax rate. The higher effective tax rate was partly offset by the impacts of the tax benefits related to the loss on extinguishment of debt recorded as a discrete item in the three months ended June 30, 2014. The income tax rate for the three and six months ended June 30, 2014 varies from statutory rates due to the impact of discrete items in the quarter, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
8. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013 and 2014, net of related tax, are as follows:

	Three Months Ended June 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at April 1, 2013	$9,028	$(63,010)	$—	$734	$(53,248)
Other comprehensive income (loss) before reclassifications	(14,139)	113	—	(674)	(14,700)
Amounts reclassified from accumulated other comprehensive income (loss)	—	224	—	(226)	(2)
Net current period other comprehensive income (loss)(1)	(14,139)	337	—	(900)	(14,702)
Balance at June 30, 2013	$(5,111)	$(62,673)	$—	$(166)	$(67,950)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of ($498). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $212.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Three Months Ended June 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (2)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at April 1, 2014	$3,692	$(33,413)	$1,146	$78	$(28,497)
Other comprehensive income (loss) before reclassifications	5,591	175	—	76	5,842
Amounts reclassified from accumulated other comprehensive income (loss)	—	(251)	(1,146)	(55)	(1,452)
Net current period other comprehensive income (loss)(1)	5,591	(76)	(1,146)	21	4,390
Balance at June 30, 2014	$9,283	$(33,489)	$—	$99	$(24,107)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(20). Other comprehensive income (loss) related to the unrealized gain on investment securities is net of a tax effect of $736. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(22).

(2)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on the sale of investment of $1,882, which is recorded in other expense, net, less income tax expense of $736.

	Six Months Ended June 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2013	$18,320	$(64,018)	$—	$250	$(45,448)
Other comprehensive loss before reclassifications	(23,431)	905	—	(183)	(22,709)
Amounts reclassified from accumulated other comprehensive income (loss)	—	440	—	(233)	207
Net current period other comprehensive income (loss)(1)	(23,431)	1,345	—	(416)	(22,502)
Balance at June 30, 2013	$(5,111)	$(62,673)	$—	$(166)	$(67,950)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of ($400). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $125.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Six Months Ended June 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (2)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2014	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive loss before reclassifications	3,571	334	1,146	149	5,200
Amounts reclassified from accumulated other comprehensive income (loss)	—	(417)	(1,146)	(50)	(1,613)
Net current period other comprehensive income (loss)(1)	3,571	(83)	—	99	3,587
Balance at June 30, 2014	$9,283	$(33,489)	$—	$99	$(24,107)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(94). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(81).

(2)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on the sale of investment of $1,882, which is recorded in other expense, net, less income tax expense of $736.

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2014 are as follows:

	Gain (loss) reclassified
	Three Months Ended June 30,		Six Months Ended June 30,
Details about accumulated other comprehensive loss components	2013	2014	2013	2014	Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$270	$—	$230	$—	Interest expense, net of interest income
Foreign exchange contracts	63	81	113	74	Cost of products sold
	333	81	343	74	Income before income taxes
	(107)	(26)	(110)	(24)	Income tax expense
	$226	$55	$233	$50	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$153	$169	$311	$251	(1)
Actuarial losses	(461)	226	(932)	450	(1)
	(308)	395	(621)	701	Income before income taxes
	84	(144)	181	(284)	Income tax expense
	$(224)	$251	$(440)	$417	Consolidated net income

Total reclassifications for the period	$2	$306	$(207)	$467

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the six months ended June 30, 2014:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2014	$618,150	$(2,578)	$615,572	$5,153
Net income	32,929	2,820	35,749	(140)
Warrant exercise	6,892	—	6,892	—
Other comprehensive income	3,587	12	3,599	141
Stock-based compensation, net	4,647	—	4,647	—
Shares issued under stock option plans	(712)	—	(712)	—
Equity at June 30, 2014	$665,493	$254	$665,747	$5,154

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income attributable to Cooper-Standard Holdings Inc.	$27,432	$13,194	$48,133	$32,929
Less: 7% Preferred stock dividends (paid or unpaid)	(1,473)	—	(3,150)	—
Less: Undistributed earnings allocated to participating securities	(5,407)	—	(9,070)	—
Net income available to Cooper-Standard Holdings Inc. common stockholders	$20,552	$13,194	$35,913	$32,929

Increase in fair value of share-based awards	155	94	245	$—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$20,707	$13,288	$36,158	$32,929

Basic weighted average shares of common stock outstanding	14,214,589	16,919,521	15,411,207	16,788,787
Dilutive effect of:
Restricted common stock	222,862	199,644	245,328	148,797
Restricted 7% preferred stock	21,867	—	29,703	—
Warrants	807,885	1,008,182	721,754	1,023,260
Options	144,003	302,879	120,063	102,900
Diluted weighted average shares of common stock outstanding	15,411,206	18,430,226	16,528,055	18,063,744

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.45	$0.78	$2.33	$1.96

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.34	$0.72	$2.19	$1.82

The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Number of options	444,900	159,000	444,900	462,503
Exercise price	$45.00-52.50	$66.23-70.20	$45.00-52.50	$25.52-70.20
Restricted common stock	—	—	—	59,244
7% Preferred stock, as if converted	3,739,686	—	3,891,923	—
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$6,880	$—	$12,220	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Stock-Based Compensation
Under the Company's Omnibus incentive plans, stock options, restricted common stock, restricted 7% preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $1,834 and $3,923 for the three months ended June 30, 2013 and 2014, respectively, and $5,634 and $7,829 for the six months ended June 30, 2013 and 2014, respectively.
11. Other Expense, Net
The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Loss on extinguishment of debt	$—	$(30,288)	$—	$(30,488)
Foreign currency gains (losses)	(7,424)	266	(7,164)	798
Unrealized losses (gains) related to forward contracts	(305)	4	(493)	(34)
Loss on sale of receivables	(425)	(497)	(798)	(961)
Gain on sale of investment	—	1,882	—	1,882
Miscellaneous income	2,141	—	2,110	—
Other expense, net	$(6,013)	$(28,633)	$(6,345)	$(28,803)
12. Related Party Transactions
Sales to Nishikawa Standard Company ("NISCO"), a 40% owned joint venture, totaled $12,264 and $8,197 for the three months ended June 30, 2013 and 2014, respectively, and $23,834 and $19,046 for the six months ended June 30, 2013 and 2014, respectively. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return on capital. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on the investment of $1,882. The gain is recorded in other expense, net on the Company's condensed consolidated statements of comprehensive income.
13. Business Segments
ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are sealing and trim systems, fuel and brake delivery systems, fluid transfer systems, thermal and emissions systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

     The following tables detail information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Sales to external customers:
North America	$400,098	$452,187	$782,906	$884,792
Europe	283,647	305,738	548,154	613,899
South America	50,275	41,406	95,677	81,172
Asia Pacific	50,687	58,222	105,547	115,296
Consolidated	$784,707	$857,553	$1,532,284	$1,695,159
Intersegment sales:
North America	$3,104	$3,134	$6,838	6,493
Europe	2,550	2,123	4,397	4,350
South America	—	—	—	—
Asia Pacific	2,316	1,625	4,421	3,472
Eliminations and other	(7,970)	(6,882)	(15,656)	(14,315)
Consolidated	$—	$—	$—	$—
Segment profit (loss):
North America	$37,626	$36,469	$71,432	$74,929
Europe	(1,231)	(12,863)	(7,284)	(16,045)
South America	(541)	(4,309)	(3,922)	(6,816)
Asia Pacific	2,494	(621)	5,886	29
Income before income taxes	$38,348	$18,676	$66,112	$52,097
Restructuring cost included in segment profit (loss):
North America	$104	$79	$1,888	$177
Europe	989	3,515	3,959	6,378
South America	—	—	—	—
Asia Pacific	(5)	162	1	290
Consolidated	$1,088	$3,756	$5,848	$6,845

	December 31, 2013	June 30, 2014
Segment assets:
North America	$866,847	$949,061
Europe	680,920	755,113
South America	138,469	145,305
Asia Pacific	243,736	254,970
Eliminations and other	172,782	132,396
Consolidated	$2,102,754	$2,236,845
14. Financial Instruments
Fair value of the Senior Notes approximated $477,000 at December 31, 2013, based on quoted market prices, compared to the recorded value of $450,000. During the second quarter 2014, the Company extinguished its Senior Notes (see Note 5. "Debt" for additional details). This fair value measurement was classified within Level 1 of the fair value hierarchy.
Fair value of the Senior PIK Toggle Notes approximated $197,466 at December 31, 2013, based on quoted market prices, compared to the recorded value of $196,484. During the second quarter 2014, the Company extinguished its Senior PIK Toggle

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Notes (see Note 5. "Debt" for additional details). This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
At December 31, 2013 and June 30, 2014, the estimated redemption value of the put option relating to the noncontrolling interest in CS France was $0. The redemption amount, if any, related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.
According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At June 30, 2014 there was no difference between redemption value and fair value.
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
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso, the Danish Krone against the Euro, the Polish Zloty against the Euro, and the Euro against the Romanian Lue and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of June 30, 2014, the notional amount of these contracts was $32,547. The fair values of these contracts at June 30, 2014 were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

$258 in the asset position recorded in other current assets and $78 in the liability position recorded in accrued liabilities in the condensed consolidated balance sheet. The gains or losses on the forward contracts are reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $81 and $74 for the three and six months ended June 30, 2014. These foreign currency derivative contracts consist of hedges of transactions up to December 2014.
Undesignated Derivatives
As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts were used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impacted the Company’s foreign currency transactions. These foreign currency derivative contracts related to hedge transactions through April 2014. The unrealized gain or loss on the forward contracts is reported as a component of other income (expense), net. The unrealized gain (loss) amounted to ($305) and $4 for the three months ended June 30, 2013 and 2014, respectively, and ($493) and $(34), for the six months ended June 30, 2013 and 2014, respectively.
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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2013 and June 30, 2014, are shown below:

	December 31, 2013	June 30, 2014	Input
Forward foreign exchange contracts - other current assets	$36	$258	Level 2
Forward foreign exchange contracts - accrued liabilities	(1)	(78)	Level 2

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
15. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s Term Loan Facility and Senior ABL Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

At June 30, 2013 and 2014, the Company had $102,486 and $118,946, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $229,210 and $276,523 for the six months ended June 30, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $689 and $836 for the three months ended June 30, 2013 and 2014, respectively, and $1,329 and $1,551 for the six months ended June 30, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.
At June 30, 2013 and 2014, the Company had $16,985 and $8,205, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $49,877 and $31,994 for the six months ended June 30, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $136 and $95 for the three months ended June 30, 2013 and 2014, respectively, and $221 and $187 for the six months ended June 30, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

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
Details on light vehicle production in certain regions for the three and six months ended June 30, 2013 and 2014 are provided in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2013(1,2)	2014(1)	% Change	2013(1,2)	2014(1)	% Change
North America	4.3	4.4	4.3%	8.3	8.6	4.5%
Europe	5.2	5.2	1.3%	9.9	10.4	4.6%
South America	1.3	0.9	(25.3)%	2.3	1.9	(17.4)%
Asia Pacific	10.4	10.9	5.1%	21.2	22.2	5.1%

(1)	Production data based on IHS Automotive, June 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.
The expected annualized light vehicle production volumes for 2014, compared to the actual production volumes for 2013 are provided in the following table:

(In millions of units)	2013(1,2)	2014(1)	% Change
North America	16.2	17.0	5.0%
Europe	19.5	19.9	2.2%
South America	4.5	4.0	(11.4)%
Asia Pacific	43.0	44.8	4.3%

(1)	Production data based on IHS Automotive, June 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.

The expected light vehicle production volume for the third quarter of 2014, compared to the actual production volumes for the third quarter of 2013 are provided in the following table:

(In millions of units)	Q3 2013(1)	Q3 2014(1)	% Change
North America	3.9	4.2	9.2%
Europe	4.6	4.5	(0.3)%
South America	1.2	1.1	(11.2)%
Asia Pacific	10.3	10.9	6.0%

(1)	Production data based on IHS Automotive, June 2014.

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(dollar amounts in thousands)
Sales	$784,707	$857,553	$1,532,284	$1,695,159
Cost of products sold	652,443	711,444	1,279,707	1,414,791
Gross profit	132,264	146,109	252,577	280,368
Selling, administration & engineering expenses	72,745	81,873	147,839	161,244
Amortization of intangibles	3,858	3,997	7,749	8,433
Restructuring	1,088	3,756	5,848	6,845
Operating profit	54,573	56,483	91,141	103,846
Interest expense, net of interest income	(13,575)	(10,919)	(24,782)	(25,927)
Equity earnings	3,363	1,745	6,098	2,981
Other expense, net	(6,013)	(28,633)	(6,345)	(28,803)
Income before income taxes	38,348	18,676	66,112	52,097
Income tax expense	12,202	4,424	20,093	16,488
Net income	26,146	14,252	46,019	35,609
Net (income) loss attributable to noncontrolling interests	1,286	(1,058)	2,114	(2,680)
Net income attributable to Cooper-Standard Holdings Inc.	$27,432	$13,194	$48,133	$32,929
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Sales. Sales were $857.6 million for the three months ended June 30, 2014 compared to $784.7 million for the three months ended June 30, 2013, an increase of $72.8 million, or 9.3%. Sales were favorably impacted by increased volumes in North America, Europe and Asia Pacific, incremental sales related to the Jyco acquisition, which was completed July 31, 2013 and favorable foreign exchange of $7.9 million. These items were partially offset by reduced volumes in South America and customer price concessions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $711.4 million for the three months ended June 30, 2014 compared to $652.4 million for the three months ended June 30, 2013, an increase of $59.0 million, or 9.0%. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% and 50% of total cost of products sold for the three months ended June 30, 2014 and 2013, respectively. The period was impacted by increased volumes primarily in North America, Europe and Asia Pacific, higher staffing costs, other operating expenses and the Jyco acquisition. These items were partially offset by continuous improvement savings.
Gross Profit. Gross profit for the three months ended June 30, 2014 was $146.1 million compared to $132.3 million for the three months ended June 30, 2013, an increase of $13.8 million, or 10.5%. The increase in gross profit was driven primarily by the favorable impact of continuous improvement savings and the increased volumes in North America, partially offset by customer price concessions, higher staffing costs and other operating expenses. As a percentage of sales, gross profit was 16.9% and 17.0% of sales for the three months ended June 30, 2013 and 2014, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2014 was $81.9 million, or 9.5% of sales, compared to $72.7 million, or 9.3% of sales, for the three months ended June 30, 2013. Selling, administration and engineering expense for the three months ended June 30, 2014 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world and improve our business processes.
Restructuring. Restructuring charges were $3.8 million for the three months ended June 30, 2014 compared to $1.1 million for the three months ended June 30, 2013. The increase is due primarily to additional expenses incurred related to our European restructuring initiatives.
Interest Expense, Net. Net interest expense of $10.9 million for the three months ended June 30, 2014 resulted primarily from interest and debt issue amortization recorded on the Term Loan, Senior Notes and Senior PIK toggle Notes. Net interest expense of $13.6 million for the three months ended June 30, 2013 consisted primarily of interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Expense, Net. Other expense for the three months ended June 30, 2014 was $28.6 million, which consisted primarily of a loss on the extinguishment of debt of $30.3 million and a loss on sale of receivables of $0.5 million, partially offset by a gain on sale of investment of $1.9 million and foreign currency gains of $0.3 million. Other expense for the three months ended June 30, 2013 was $6.0 million, which consisted primarily of foreign currency losses of $7.4 million, loss on sale of receivables of $0.4 million and unrealized losses related to forward contracts of $0.3 million, partially offset by other miscellaneous income of $2.1 million.
Income Tax Expense. For the three months ended June 30, 2014, we recorded an income tax expense of $4.4 million on earnings before income taxes of $18.7 million. This compares to an income tax expense of $12.2 million on earnings before income taxes of $38.3 million for the same period of 2013. The lower effective tax rate for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to the tax benefits related to the loss on the extinguishment of debt recorded as a discrete item in the three months ended June 30, 2014. Income tax expense for the three months ended June 30, 2014 differs from statutory rates due to the impact of discrete items in the quarter, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Sales. Sales were $1,695.2 million for the six months ended June 30, 2014 compared to $1,532.3 million for the six months ended June 30, 2013, an increase of $162.9 million, or 10.6%. Sales were favorably impacted by increased volumes primarily in North America and Europe, and incremental sales related to the Jyco acquisition. These items were partially offset by customer price concessions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,414.8 million for the six months ended June 30, 2014 compared to $1,279.7 million for the six months ended June 30, 2013, an increase of $135.1 million or 10.6%. Raw materials comprise the largest component of our cost of products sold and represented 49% and 50% of total cost of products sold for the six months ended June 30, 2014 and 2013, respectively. The period was impacted by increased volumes primarily in North America and Europe, higher staffing costs and other operating expenses and the Jyco acquisition. These items were partially offset by continuous improvement savings.

Gross Profit. Gross profit for the six months ended June 30, 2014 was $280.4 million compared to $252.6 million for the six months ended June 30, 2013. The increase was driven by the favorable impact of continuous improvement savings, increased volumes primarily in North America and Europe, partially offset by customer price concessions, higher staffing costs and other operating expenses. As a percentage of sales, gross profit was 16.5% of sales for both the six months ended June 30, 2014 and 2013.
Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2014 was $161.2 million, or 9.5% of sales, compared to $147.8 million, or 9.6% of sales, for the six months ended June 30, 2013. Selling, administration and engineering expense for the six months ended June 30, 2014 was impacted by increased staffing and compensation expenses as we increase our research and development and engineering resources to support our growth initiatives around the world and improve our business processes.
Restructuring. Restructuring charges were $6.8 million for the six months ended June 30, 2014 compared to $5.8 million for the six months ended June 30, 2013. The increase is due primarily to the timing of our various restructuring initiatives and additional costs associated with our European restructuring initiatives.
Interest Expense, Net. Net interest expense of $25.9 million for the six months ended June 30, 2014 resulted primarily from interest and debt issue amortization recorded on the Term Loan, Senior Notes and Senior PIK Toggle Notes. Net interest expense of $24.8 million for the six months ended June 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Expense, Net. Other expense for the six months ended June 30, 2014 was $28.8 million, which consisted primarily of a $30.5 million loss on extinguishment of debt and $1.0 million of loss on sale of receivables, partially offset by a $1.9 million gain on sale of investment and $0.8 million of foreign currency gains. Other expense for the six months ended June 30, 2013 was $6.3 million, which consisted primarily of $7.2 million of foreign currency losses, $0.5 million of unrealized losses related to forward contracts, and $0.8 million of loss on sale of receivables, partially offset by $2.1 million of other miscellaneous income.
Income Tax Expense. For the six months ended June 30, 2014, we recorded an income tax expense of $16.5 million on earnings before income taxes of $52.1 million. This compares to an income tax expense of $20.1 million on earnings before income taxes of $66.1 million for the same period of 2013. The effective tax rate for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is higher as a result of the U.S. research and development tax credit not reenacted for 2014; and therefore not reflected as a benefit in the 2014 effective tax rate. The higher effective tax rate was partly offset by the impacts of the tax benefits related to the loss on debt repurchase recorded as a discrete item in the three months ended June 30, 2014. Income tax expense for the six months ended June 30, 2014 differs from statutory rates due to the impact of discrete items in the quarter, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, our current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(dollar amounts in thousands)
Sales to external customers
North America	$400,098	$452,187	$782,906	$884,792
Europe	283,647	305,738	548,154	613,899
South America	50,275	41,406	95,677	81,172
Asia Pacific	50,687	58,222	105,547	115,296
Consolidated	$784,707	$857,553	$1,532,284	$1,695,159

Segment profit (loss)
North America	$37,626	$36,469	$71,432	$74,929
Europe	(1,231)	(12,863)	(7,284)	(16,045)
South America	(541)	(4,309)	(3,922)	(6,816)
Asia Pacific	2,494	(621)	5,886	29
Income before income taxes	$38,348	$18,676	$66,112	$52,097
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
North America. Sales for the three months ended June 30, 2014 increased $52.1 million, or 13.0%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $5.1 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the three months ended June 30, 2014 decreased by $1.2 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and other operating expenses and customer price concessions, partially offset by increased sales volume and the favorable impact of continuous improvement savings.
Europe. Sales for the three months ended June 30, 2014 increased $22.1 million, or 7.8%, primarily due to an increase in sales volume and favorable foreign exchange of $14.5 million, partially offset by customer price concessions. Segment loss increased by $11.6 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and other operating expenses and customer price concessions, partially offset by the favorable impact of continuous improvement savings.
South America. Sales for the three months ended June 30, 2014 decreased $8.9 million, or 17.6%, primarily due to a decrease in sales volume and unfavorable foreign exchange of $1.1 million. Segment loss for the three months ended June 30, 2014 increased by $3.8 million, primarily due to the loss on the extinguishment of debt, a decrease in sales volume and higher other operating expenses, partially offset by the favorable impact of continuous improvement savings.
Asia Pacific. Sales for the three months ended June 30, 2014 increased $7.5 million, or 14.9%, primarily due to the Jyco acquisition which was completed July 31, 2013 and increased sales volume, partially offset by customer price concessions and unfavorable foreign exchange. Segment loss for the three months ended June 30, 2014 was $0.6 million, compared to a segment profit of $2.5 million for the three months ended June 30, 2013, a change of $3.1 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and customer price concessions, partially offset by the favorable impact of continuous improvement savings and the Jyco acquisition.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
North America. Sales for the six months ended June 30, 2014 increased $101.9 million, or 13.0%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $12.3 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the six months ended June 30, 2014 increased by $3.5 million, primarily due to increased sales volume and the favorable impact of continuous improvement savings, partially offset by the loss on the extinguishment of debt, higher staffing and other operating expenses and customer price concessions.
Europe. Sales for the six months ended June 30, 2014 increased $65.7 million, or 12.0%, primarily due to an increase in sales volume and favorable foreign exchange of $25.9 million, partially offset by customer price concessions. Segment loss for the six months ended June 30, 2014 increased by $8.8 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and other operating expenses and customer price concessions, partially offset by increased sales volume and the favorable impact of continuous improvement savings.
South America. Sales for the six months ended June 30, 2014 decreased $14.5 million, or 15.2%, primarily due to a decrease in sales volume and unfavorable foreign exchange of $8.4 million. Segment loss for the six months ended June 30, 2014 increased by $2.9 million, primarily due to the loss on the extinguishment of debt and a decrease in sales volume, partially offset by the favorable impact of continuous improvement savings.
Asia Pacific. Sales for the six months ended June 30, 2014 increased $9.7 million, or 9.2%, primarily due to the Jyco acquisition which was completed July 31, 2013, and increased sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $2.0 million. Segment profit for the six months ended June 30, 2014 decreased by $5.9 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and customer price concessions, partially offset by the favorable impact of continuous improvement savings and the Jyco acquisition.
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
Cash Flows
Operating Activities. Net cash provided by operations was $54.2 million for the six months ended June 30, 2014, which included $76.8 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories and decreased accounts payable, partially offset by increased payroll liabilities. Net cash used in operations was $27.5 million for the six months ended June 30, 2013, which included $148.7 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $104.5 million for the six months ended June 30, 2014, which consisted primarily of $110.8 million of capital spending, offset by a $1.0 million return on equity investments, proceeds of $3.2 million from the sale of investment, and proceeds of $2.2 million for the sale of fixed assets and other. Net cash used in investing activities was $67.7 million for the six months ended June 30, 2013, which consisted primarily of $70.1 million of capital spending, offset by a $2.1 million return on equity investments and proceeds of $0.3 million from the sale of fixed assets and other. We anticipate that we will spend approximately $195 million to $205 million on capital expenditures in 2014.
Financing Activities. Net cash provided by financing activities totaled $72.0 million for the six months ended June 30, 2014, which consisted primarily of $738.9 million related to the proceeds from issuance of long-term debt, $6.9 million related to the exercise of stock warrants and increase in long-term debt of $6.5 million, partially offset by the repurchase of Senior Notes and the Senior PIK Toggle Notes of $675.6 million. Net cash used in financing activities totaled $17.2 million for the six months ended June 30, 2013, which consisted primarily of repurchase of common stock of $217.2 million, purchase of noncontrolling interest of $1.9 million, payments on long-term debt of $2.6 million and payment of cash dividends on our 7% preferred stock of $1.7 million, partially offset by proceeds of $194.9 million from the issuance of Senior PIK Toggle Notes and $11.3 million related to the exercise of stock warrants.
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
We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our Term Loan, Senior Notes, Senior PIK Toggle Notes and Senior ABL Facility;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$27.4	$13.2	$48.1	$32.9
Income tax expense	12.2	4.4	20.1	16.5
Interest expense, net of interest income	13.6	10.9	24.8	25.9
Depreciation and amortization	28.2	28.5	58.0	56.8
EBITDA	$81.4	$57.0	$151.0	$132.1
Restructuring (1)	1.0	3.8	5.8	6.8
Noncontrolling interest (2)	(0.1)	—	(0.8)	(0.1)
Stock-based compensation (3)	0.5	0.7	3.2	2.8
Loss on extinguishment of debt (4)	—	30.3	—	30.5
Other	(0.3)	—	—	0.2
Adjusted EBITDA	$82.5	$91.8	$159.2	$172.3

(1)	Includes non-cash restructuring.

(2)	Proportionate share of restructuring costs related to FMEA joint venture.

(3)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

(4)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2014, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
The following table presents repurchases of common stock during the period covered by this Report:

2014	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1 - April 30	—	$—	—	$45.4
May 1 - May 31	28,654	$63.25	—	$45.4
June 1 - June 30	—	$—	—	$45.4
Total	28,654	$—	—	$45.4

(1)
28,654 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of June 11, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders party thereto and Bank of America, N.A., as agent.

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

COOPER-STANDARD HOLDINGS INC.

August 1, 2014	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

August 1, 2014	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

August 1, 2014	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of June 11, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders party thereto and Bank of America, N.A., as agent.

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