Form 10-Q
period 2014-09-30
Cooper-Standard Holdings Inc.
filed 2014-10-31
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 28, 2014 there were 17,124,273 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Sales	$764,057	$780,954	$2,296,341	$2,476,113
Cost of products sold	649,028	669,701	1,928,735	2,084,492
Gross profit	115,029	111,253	367,606	391,621
Selling, administration & engineering expenses	72,968	67,365	220,807	228,609
Amortization of intangibles	3,785	3,892	11,534	12,325
Restructuring	1,907	4,845	7,755	11,690
Other operating profit	—	(18,385)	—	(18,385)
Operating profit	36,369	53,536	127,510	157,382
Interest expense, net of interest income	(15,171)	(9,405)	(39,953)	(35,332)
Equity earnings	2,595	1,094	8,693	4,075
Other income (expense), net	960	(4,129)	(5,385)	(32,932)
Income before income taxes	24,753	41,096	90,865	93,193
Income tax expense	4,467	18,866	24,560	35,354
Net income	20,286	22,230	66,305	57,839
Net (income) loss attributable to noncontrolling interests	310	436	2,424	(2,244)
Net income attributable to Cooper-Standard Holdings Inc.	$20,596	$22,666	$68,729	$55,595
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,144	$22,666	$51,059	$55,595

Earnings per share:
Basic	$1.16	$1.33	$3.49	$3.29
Diluted	$1.08	$1.23	$3.26	$3.07

Comprehensive income (loss)	$33,913	$(12,860)	$57,714	$26,489
Comprehensive (income) loss attributable to noncontrolling interests	535	576	2,365	(2,257)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$34,448	$(12,284)	$60,079	$24,232
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2013	September 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,370	$244,855
Accounts receivable, net	365,750	394,563
Tooling receivable	156,205	152,117
Inventories	179,766	181,475
Prepaid expenses	26,940	23,465
Other	82,301	87,541
Total current assets	995,332	1,084,016
Property, plant and equipment, net	732,902	729,948
Goodwill	139,701	138,090
Intangibles, net	101,436	88,313
Deferred tax assets	34,235	17,914
Other assets	99,148	107,466
Total assets	$2,102,754	$2,165,747

Liabilities and Equity
Current liabilities:
Debt payable within one year	$28,329	$26,138
Accounts payable	355,394	294,165
Payroll liabilities	97,146	110,101
Accrued liabilities	89,302	79,939
Total current liabilities	570,171	510,343
Long-term debt	656,095	759,999
Pension benefits	151,113	129,005
Postretirement benefits other than pensions	57,224	54,620
Deferred tax liabilities	11,146	5,045
Other liabilities	36,280	44,329
Total liabilities	1,482,029	1,503,341
Redeemable noncontrolling interests	5,153	4,454
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2013 and September 30, 2014; 18,226,223 shares issued and 16,676,539 outstanding at December 31, 2013 and 18,669,927 shares issued and 17,120,243 outstanding at September 30, 2014	17	17
Additional paid-in capital	489,052	505,658
Retained earnings	156,775	210,956
Accumulated other comprehensive loss	(27,694)	(59,057)
Total Cooper-Standard Holdings Inc. equity	618,150	657,574
Noncontrolling interests	(2,578)	378
Total equity	615,572	657,952
Total liabilities and equity	$2,102,754	$2,165,747
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2013	2014
Operating Activities:
Net income	$66,305	$57,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,741	72,416
Amortization of intangibles	11,534	12,325
Stock-based compensation expense	8,660	10,748
Equity earnings, net of dividends related to earnings	(3,345)	(1,806)
Loss on extinguishment of debt	—	30,488
Gain on divestiture	—	(18,385)
Gain on sale of investment	—	(1,882)
Deferred income taxes	14,604	10,220
Other	584	294
Changes in operating assets and liabilities	(152,510)	(83,539)
Net cash provided by operating activities	17,573	88,718
Investing activities:
Capital expenditures	(132,794)	(154,299)
Acquisition of businesses, net of cash acquired and deposit on acquisition of business	(13,504)	(5,046)
Return on equity investments	2,120	951
Proceeds from divestiture	—	44,937
Proceeds from sale of investment	—	3,216
Proceeds from sale of fixed assets and other	3,584	3,374
Net cash used in investing activities	(140,594)	(106,867)
Financing activities:
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	194,357	—
Proceeds from issuance of long-term debt, net of debt issuance costs	—	737,462
Repurchase of Senior Notes and Senior PIK Toggle Notes	—	(675,615)
Increase (decrease) in short-term debt, net	1,648	(3,717)
Borrowings on long-term debt	—	6,609
Principal payments on long-term debt	(3,825)	(2,202)
Preferred stock cash dividends paid	(4,747)	—
Purchase of noncontrolling interest	(1,911)	—
Repurchase of common stock	(217,549)	—
Proceeds from exercise of warrants	11,252	8,492
Taxes withheld and paid on employees' share based payment awards	(5,851)	(4,175)
Other	549	(103)
Net cash provided by (used in) financing activities	(26,077)	66,751
Effects of exchange rate changes on cash and cash equivalents	(2,225)	11,883
Changes in cash and cash equivalents	(151,323)	60,485
Cash and cash equivalents at beginning of period	270,555	184,370
Cash and cash equivalents at end of period	$119,232	$244,855
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report"), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended September 30, 2014 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Divestiture
In the third quarter of 2014, the Company completed the sale of its thermal and emissions product line to Halla Visteon Climate Control Corp. The Company received proceeds of $44,937 and recognized a gain of $18,385, which is recorded in other operating profit in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014. This divestiture did not meet the discontinued operations criteria.
Acquisition
In the third quarter of 2014, the Company announced that it agreed to purchase an additional 47.5 percent of Huayu-Cooper Standard Sealing Systems Co., Ltd., its joint venture with Huayu Automotive Systems Co. and made an initial deposit of $5,046.
Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires that a liability related to an unrecognized tax benefit be offset against a deferred tax asset for a net operating loss carryforward, a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

similar tax loss or a tax credit carryforward if certain criteria are met. The Company adopted this guidance effective January 1, 2014. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
2. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2014 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2014	$119,870	$14,460	$—	$5,371	$139,701
Foreign exchange translation	(323)	(1,213)	—	(75)	(1,611)
Balance at September 30, 2014	$119,547	$13,247	$—	$5,296	$138,090
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of September 30, 2014.
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2013 and September 30, 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,483	$(46,466)	$89,017
Developed technology	9,757	(5,817)	3,940
Other	9,530	(1,051)	8,479
Balance at December 31, 2013	$154,770	$(53,334)	$101,436

Customer relationships	$134,327	$(56,888)	$77,439
Developed technology	9,400	(6,645)	2,755
Other	9,534	(1,415)	8,119
Balance at September 30, 2014	$153,261	$(64,948)	$88,313

Amortization expense totaled $3,785 and $3,892 for the three months ended September 30, 2013 and 2014, respectively, and $11,534 and $12,325 for the nine months ended September 30, 2013 and 2014, respectively. Amortization expense is estimated to be approximately $16,000 for the year ending December 31, 2014.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the restructuring expense (reversal) for these initiatives for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Employee separation costs (reversals)	$162	$3	$3,023	$(56)
Other exit costs (reversals)	408	(50)	1,687	176
Asset impairments	1,023	—	1,110	—
	$1,593	$(47)	$5,820	$120
The following table summarizes the activity in the restructuring liability for these initiatives for the nine months ended September 30, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$819	$16	$—	$835
Expense (reversal)	(56)	176	—	120
Cash payments and foreign exchange translation	(686)	(192)	—	(878)
Balance at September 30, 2014	$77	$—	$—	$77
Restructuring activities initiated in 2013
In the first quarter of 2013, the Company eliminated certain positions within the organization that resulted in restructuring expense of $1,621, all of which is paid. No additional expense is expected to be incurred related to this initiative.
In the third quarter of 2013, the Company initiated the closure of a facility in Korea and the transfer of equipment to another facility in Korea. The Company has recognized $974 of costs related to this initiative and, as of September 30, 2014, this initiative was substantially completed. For each of the three and nine months ended September 30, 2013, the Company recorded $314 of other exit costs related to this initiative. For the three and nine months ended September 30, 2014, the Company recorded $67 and $352 of other exit costs, respectively, related to this initiative. As of September 30, 2014, there is no liability associated with this initiative.
In the fourth quarter of 2013, the Company initiated the restructure of a facility in Europe. The estimated cost of this initiative is $23,100 and is expected to be completed in 2016. The Company has recognized $22,355 of costs related to this initiative. The following table summarizes the restructuring expense (reversal) for this initiative for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Employee separation costs (reversals)	$—	$(8)	$—	$404
Other exit costs	—	2,959	—	7,765
	$—	$2,951	$—	$8,169

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity in the restructuring liability for this initiative for the nine months ended September 30, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2014	$13,501	$—	$—	$13,501
Expense	404	7,765	—	8,169
Cash payments and foreign exchange translation	(3,977)	(7,765)	—	(11,742)
Balance at September 30, 2014	$9,928	$—	$—	$9,928
Restructuring activities initiated in 2014
In 2014, the Company initiated the restructure of certain facilities in Europe. The following table summarizes the restructuring expense for these initiatives for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Employee separation costs	$1,738	$2,369
Other exit costs	136	680
	$1,874	$3,049
The following table summarizes the activity in the restructuring liability for these initiatives for the nine months ended September 30, 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$2,369	$680	$—	$3,049
Cash payments and foreign exchange translation	(866)	(680)	—	(1,546)
Balance at September 30, 2014	$1,503	$—	$—	$1,503
4. Inventories
Inventories were comprised of the following at December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
Finished goods	$48,787	$46,666
Work in process	38,929	41,207
Raw materials and supplies	92,050	93,602
	$179,766	$181,475
5. Debt
Outstanding debt consisted of the following at December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014
Term loan	$—	$744,643
Senior notes	450,000	—
Senior PIK toggle notes	196,484	—
Other borrowings	37,940	41,494
Total debt	$684,424	$786,137
Less current portion	(28,329)	(26,138)
Total long-term debt	$656,095	$759,999

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
On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2014, subject to borrowing base availability, the Company had $180,000 in availability under the Senior ABL Facility supporting outstanding letters of credit of $35,576.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the "Senior Notes"), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses. As of September 30, 2014, the principle amount of $748,125 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of September 30, 2014, the Company had $3,482 of unamortized original issue discount.

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
As a result of the purchases and redemptions, the Company recognized a loss on extinguishment of debt of $30,488 in the nine months ended September 30, 2014, which was primarily due to call and make-whole premiums and the write off of approximately $4,500 in original issue discount and debt issuance costs.
The Company used borrowings under the Term Loan Facility, together with cash on hand, to finance the repurchase and redemption of the Senior PIK Toggle Notes and the Senior Notes.
6. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost (gain) for the three and nine months ended September 30, 2013 and 2014 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$305	$881	$213	$843
Interest cost	3,052	1,694	3,370	1,775
Expected return on plan assets	(4,342)	(927)	(4,764)	(970)
Amortization of prior service cost and recognized actuarial loss	344	325	16	222
Net periodic benefit cost (gain)	$(641)	$1,973	$(1,165)	$1,870

	Pension Benefits
	Nine Months Ended September 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$915	$2,646	$639	$2,571
Interest cost	9,156	5,095	10,110	5,389
Expected return on plan assets	(13,026)	(2,812)	(14,292)	(2,900)
Amortization of prior service cost and recognized actuarial loss	1,032	981	48	683
Settlement	783	—	—	—
Net periodic benefit cost (gain)	$(1,140)	$5,910	$(3,495)	$5,743

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$147	$163	$106	$138
Interest cost	407	183	397	191
Amortization of prior service credit and recognized actuarial gain	(281)	(35)	(481)	(73)
Other	6	—	6	—
Net periodic benefit cost	$279	$311	$28	$256

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$441	$497	$318	$412
Interest cost	1,221	557	1,191	569
Amortization of prior service credit and recognized actuarial gain	(843)	(106)	(1,443)	(217)
Other	18	—	18	—
Net periodic benefit cost	$837	$948	$84	$764
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
The effective tax rate for the three and nine months ended September 30, 2014 was 46% and 38%, respectively. The effective tax rate for the three and nine months ended September 30, 2013 was 18% and 27%, respectively. The effective tax rate for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is higher primarily due to a discrete tax expense related to an uncertain tax position in one of the Company's foreign subsidiaries recorded in the three months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is higher due to a liability recorded for an uncertain tax position as a result of an ongoing audit in one of the Company's foreign subsidiaries, and the U.S. research and development tax credit not being reenacted for 2014; therefore it is not reflected as a benefit in the 2014 effective tax rate. The income tax rate for the three and nine months ended September 30, 2014 varies from statutory rates due to the impact of discrete items in the quarter, uncertain tax positions, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

8. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013 and 2014, net of related tax, are as follows:

	Three Months Ended September 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at July 1, 2013	$(5,111)	$(62,673)	$—	$(166)	$(67,950)
Other comprehensive income (loss) before reclassifications	14,501	(979)	—	130	13,652
Amounts reclassified from accumulated other comprehensive income (loss)	—	239	—	(39)	200
Net current period other comprehensive income (loss)(1)	14,501	(740)	—	91	13,852
Balance at September 30, 2013	$9,390	$(63,413)	$—	$(75)	$(54,098)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $24. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $3.

	Three Months Ended September 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at July 1, 2014	$9,283	$(33,489)	$—	$99	$(24,107)
Other comprehensive income (loss) before reclassifications	(37,048)	1,864	—	396	(34,788)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(114)	—	(48)	(162)
Net current period other comprehensive income (loss)(1)	(37,048)	1,750	—	348	(34,950)
Balance at September 30, 2014	$(27,765)	$(31,739)	$—	$447	$(59,057)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(87). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(113).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Nine Months Ended September 30, 2013
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2013	$18,320	$(64,018)	$—	$250	$(45,448)
Other comprehensive loss before reclassifications	(8,930)	(74)	—	(53)	(9,057)
Amounts reclassified from accumulated other comprehensive income (loss)	—	679	—	(272)	407
Net current period other comprehensive income (loss)(1)	(8,930)	605	—	(325)	(8,650)
Balance at September 30, 2013	$9,390	$(63,413)	$—	$(75)	$(54,098)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(376). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $128.

	Nine Months Ended September 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (2)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2014	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive income (loss) before reclassifications	(33,477)	2,198	1,146	545	(29,588)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(531)	(1,146)	(98)	(1,775)
Net current period other comprehensive income (loss)(1)	(33,477)	1,667	—	447	(31,363)
Balance at September 30, 2014	$(27,765)	$(31,739)	$—	$447	$(59,057)

Amounts in parentheses indicate debits.

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(143). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(194).

(2)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on the sale of investment of $1,882, which is recorded in other income (expense), net, less income tax expense of $736.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2014 are as follows:

	Gain (loss) reclassified
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about accumulated other comprehensive income (loss) components	2013	2014	2013	2014	Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$(21)	$—	$209	$—	Interest expense, net of interest income
Foreign exchange contracts	68	87	181	161	Cost of products sold
	47	87	390	161	Income before income taxes
	(8)	(39)	(118)	(63)	Income tax expense
	$39	$48	$272	$98	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$161	$10	$472	$261	(1)
Actuarial gains (losses)	(495)	254	(1,427)	704	(1)
	(334)	264	(955)	965	Income before income taxes
	95	(150)	276	(434)	Income tax expense
	$(239)	$114	$(679)	$531	Consolidated net income

Total reclassifications for the period	$(200)	$162	$(407)	$629

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the nine months ended September 30, 2014:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2014	$618,150	$(2,578)	$615,572	$5,153
Net income (loss)	55,595	2,961	58,556	(717)
Warrant exercise	8,492	—	8,492	—
Other comprehensive income (loss)	(31,363)	(5)	(31,368)	18
Stock-based compensation, net	7,419	—	7,419	—
Shares issued under stock option plans	(719)	—	(719)	—
Equity at September 30, 2014	$657,574	$378	$657,952	$4,454

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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net income attributable to Cooper-Standard Holdings Inc.	$20,596	$22,666	$68,729	$55,595
Less: 7% Preferred stock dividends (paid or unpaid)	(1,419)	—	(4,569)	—
Less: Undistributed earnings allocated to participating securities	(4,033)	—	(13,101)	—
Net income available to Cooper-Standard Holdings Inc. common stockholders	$15,144	$22,666	$51,059	$55,595

Increase (decrease) in fair value of share-based awards	212	(18)	466	$—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$15,356	$22,648	$51,525	$55,595

Basic weighted average shares of common stock outstanding	13,045,575	17,066,067	14,621,535	16,882,229
Dilutive effect of:
Restricted common stock	144,086	169,227	206,588	152,386
Restricted 7% preferred stock	—	—	19,949	—
Warrants	899,420	944,002	800,116	996,840
Options	162,878	236,388	139,655	101,397
Diluted weighted average shares of common stock outstanding	14,251,959	18,415,684	15,787,843	18,132,852

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.16	$1.33	$3.49	$3.29

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.08	$1.23	$3.26	$3.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Number of options	131,000	161,000	131,000	464,504
Exercise price	$52.25-52.50	$64.74-70.20	$52.25-52.50	$25.52-70.20
Restricted common stock	—	—	—	42,717
7% Preferred stock, as if converted	3,479,719	—	3,751,800	—
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$5,460	$—	$17,670	$—
10. Stock-Based Compensation
Under the Company's Omnibus incentive plans, stock options, restricted common stock, restricted 7% preferred stock, unrestricted common stock and restricted stock units have been granted to key employees and directors. Total compensation expense recognized was $3,026 and $2,919 for the three months ended September 30, 2013 and 2014, respectively, and $8,660 and $10,748 for the nine months ended September 30, 2013 and 2014, respectively.
11. Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Loss on extinguishment of debt	$—	$—	$—	$(30,488)
Foreign currency gains (losses)	813	(4,820)	(6,351)	(4,022)
Gains (losses) related to forward contracts	401	—	(92)	(34)
Loss on sale of receivables	(437)	(462)	(1,235)	(1,423)
Gain on sale of investment	—	—	—	1,882
Miscellaneous income	183	1,153	2,293	1,153
Other income (expense), net	$960	$(4,129)	$(5,385)	$(32,932)
12. Related Party Transactions
Sales to Nishikawa Standard Company ("NISCO"), a 40% owned joint venture, totaled $11,694 and $6,798 for the three months ended September 30, 2013 and 2014, respectively, and $35,528 and $25,844 for the nine months ended September 30, 2013 and 2014, respectively. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on the investment of $1,882. The gain is recorded in other income (expense), net on the Company's condensed consolidated statements of comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

13. Business Segments
ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are sealing and trim systems, fuel and brake delivery systems, fluid transfer systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.
     The following tables detail information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Sales to external customers:
North America	$408,615	$413,486	$1,191,521	$1,298,278
Europe	258,028	265,182	806,182	879,081
South America	43,069	39,967	138,746	121,139
Asia Pacific	54,345	62,319	159,892	177,615
Consolidated	$764,057	$780,954	$2,296,341	$2,476,113
Intersegment sales:
North America	$2,121	$3,488	$8,959	$9,981
Europe	2,440	2,395	6,837	6,745
South America	—	—	—	—
Asia Pacific	3,013	1,350	7,434	4,822
Eliminations and other	(7,574)	(7,233)	(23,230)	(21,548)
Consolidated	$—	$—	$—	$—
Segment profit (loss):
North America	$31,726	$45,516	$103,158	$120,445
Europe	(7,500)	5,497	(14,784)	(10,548)
South America	(1,838)	(11,115)	(5,760)	(17,931)
Asia Pacific	2,365	1,198	8,251	1,227
Income before income taxes	$24,753	$41,096	$90,865	$93,193
Restructuring cost included in segment profit (loss):
North America	$73	$(72)	$1,961	$105
Europe	1,517	4,854	5,476	11,232
South America	—	—	—	—
Asia Pacific	317	63	318	353
Consolidated	$1,907	$4,845	$7,755	$11,690

	December 31, 2013	September 30, 2014
Segment assets:
North America	$866,847	$930,369
Europe	680,920	711,351
South America	138,469	122,276
Asia Pacific	243,736	262,708
Eliminations and other	172,782	139,043
Consolidated	$2,102,754	$2,165,747

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
Fair value of the Senior PIK Toggle Notes approximated $197,466 at December 31, 2013, based on quoted market prices, compared to the recorded value of $196,484. During the second quarter 2014, the Company extinguished its Senior PIK Toggle Notes (see Note 5. "Debt" for additional details). This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
At December 31, 2013 and September 30, 2014, the estimated redemption value of the put option relating to the noncontrolling interest in CS France was $0. The redemption amount, if any, related to the put option is guaranteed by the Company and secured with the CS France shares held by a subsidiary of the Company. The Company has determined that the non-recurring fair value measurement related to this calculation relies primarily on Company-specific inputs and the Company’s assumptions, as observable inputs are not available. As such, the Company has determined that this fair value measurement resides within Level 3 of the fair value hierarchy. To determine the fair value of the put option, the Company utilizes the projected cash flows expected to be generated by the joint venture, then discounts the future cash flows by using a risk-adjusted rate for the Company.
According to authoritative accounting guidance for redeemable noncontrolling shareholders’ interests, to the extent the noncontrolling shareholders have a contractual right to receive an amount upon exercise of a put option that is other than fair value, and such amount is greater than carrying value, then the noncontrolling shareholder has, in substance, received a dividend distribution that is different than other common stockholders. Therefore the redemption amount in excess of fair value should be reflected in the computation of earnings per share available to the Company’s common stockholders. At September 30, 2014 there was no difference between redemption value and fair value.
Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments, including forward and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss). For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income (loss) on the same line as the gain or loss on the hedged item attributable to the hedged risk.
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities, and other liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and the Euro against the Czech Koruna, the Polish Zloty, the Romanian Leu and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of September 30, 2014, the notional amount of these contracts was $20,743. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $87 and $161 for the three and nine months ended September 30, 2014. These foreign currency derivative contracts consist of hedges of transactions up to December 2014.
Interest Rate Swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of September 30, 2014, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.
The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2013 and September 30, 2014 are as follows:

	December 31, 2013	September 30, 2014
Other current assets:
Forward foreign exchange contracts	$—	$459
Other assets:
Interest rate swaps	—	256
Total assets	$—	$715

Accrued liabilities:
Forward foreign exchange contracts	$—	$(9)
Other liabilities:
Interest rate swaps	—	(72)
Total liabilities	$—	$(81)
Undesignated Derivatives
As part of the FMEA joint venture, SPBT had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty which are included in the Company’s condensed consolidated financial statements. The forward contracts were used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impacted the Company’s foreign currency transactions. These foreign currency derivative contracts related to hedge transactions through April 2014. The gain or loss on the forward contracts is reported as a component of other income (expense), net. The gain amounted to $401 for the three months ended September 30, 2013. There was no gain or loss recorded on this derivative for the three months ended September 30, 2014. The loss amounted to $(92) and $(34), for the nine months ended September 30, 2013 and 2014, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2013 and September 30, 2014, are shown below:

	December 31, 2013	September 30, 2014	Input
Forward foreign exchange contracts - other current assets	$36	$459	Level 2
Forward foreign exchange contracts - accrued liabilities	(1)	(9)	Level 2
Interest rate swaps - other assets	—	256	Level 2
Interest rate swaps - other liabilities	—	(72)	Level 2

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
At September 30, 2013 and 2014, the Company had $95,642 and $106,709, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $347,473 and $396,732 for the nine months ended September 30, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $720 and $990 for the three months ended September 30, 2013 and 2014, respectively, and $2,049 and $2,541 for the nine months ended September 30, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).
At September 30, 2013 and 2014, the Company had $13,727 and $7,097, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $69,809 and $45,577 for the nine months ended September 30, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $106 and $103 for the three months ended September 30, 2013 and 2014, respectively, and $327 and $290 for the nine months ended September 30, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements” below) and in our 2013 Annual Report (see Item 1A. Risk Factors).
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
Details on light vehicle production in certain regions for the three and nine months ended September 30, 2013 and 2014 are provided in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2013(1,2)	2014(1)	% Change	2013(1,2)	2014(1)	% Change
North America	3.9	4.2	8.2%	12.2	12.8	5.4%
Europe	4.6	4.5	(0.6)%	14.5	15.1	3.7%
South America	1.2	1.0	(20.5)%	3.5	2.9	(18.0)%
Asia Pacific	10.3	10.8	4.7%	31.4	33.2	5.5%

(1)	Production data based on IHS Automotive, September 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.
The expected annualized light vehicle production volumes for 2014, compared to the actual production volumes for 2013 are provided in the following table:

(In millions of units)	2013(1,2)	2014(1)	% Change
North America	16.2	17.0	5.2%
Europe	19.5	20.0	2.4%
South America	4.5	3.8	(15.6)%
Asia Pacific	43.0	44.9	4.5%

(1)	Production data based on IHS Automotive, September 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.

The expected light vehicle production volume for the fourth quarter of 2014, compared to the actual production volumes for the fourth quarter of 2013 are provided in the following table:

(In millions of units)	Q4 2013(1)	Q4 2014(1)	% Change
North America	4.0	4.2	4.4%
Europe	5.0	4.9	(1.3)%
South America	1.1	1.0	(7.6)%
Asia Pacific	11.5	11.7	1.7%

(1)	Production data based on IHS Automotive, September 2014.

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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(dollar amounts in thousands)
Sales	$764,057	$780,954	$2,296,341	$2,476,113
Cost of products sold	649,028	669,701	1,928,735	2,084,492
Gross profit	115,029	111,253	367,606	391,621
Selling, administration & engineering expenses	72,968	67,365	220,807	228,609
Amortization of intangibles	3,785	3,892	11,534	12,325
Restructuring	1,907	4,845	7,755	11,690
Other operating profit	—	(18,385)	—	(18,385)
Operating profit	36,369	53,536	127,510	157,382
Interest expense, net of interest income	(15,171)	(9,405)	(39,953)	(35,332)
Equity earnings	2,595	1,094	8,693	4,075
Other income (expense), net	960	(4,129)	(5,385)	(32,932)
Income before income taxes	24,753	41,096	90,865	93,193
Income tax expense	4,467	18,866	24,560	35,354
Net income	20,286	22,230	66,305	57,839
Net (income) loss attributable to noncontrolling interests	310	436	2,424	(2,244)
Net income attributable to Cooper-Standard Holdings Inc.	$20,596	$22,666	$68,729	$55,595
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Sales. Sales were $781.0 million for the three months ended September 30, 2014 compared to $764.1 million for the three months ended September 30, 2013, an increase of $16.9 million, or 2.2%. Sales were favorably impacted by increased volumes in North America, Europe and Asia Pacific and incremental sales related to the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by reduced volumes in South America, customer price concessions, the sale of our thermal and emissions product line and unfavorable foreign exchange of $3.1 million.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $669.7 million for the three months ended September 30, 2014 compared to $649.0 million for the three months ended September 30, 2013, an increase of $20.7 million, or 3.2%. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% and 48% of total cost of products sold for the three months ended September 30, 2014 and 2013, respectively. The period was impacted by increased volumes primarily in North America, Europe and Asia Pacific, higher staffing costs and other operating expenses and the Jyco acquisition. These items were partially offset by continuous improvement savings.
Gross Profit. Gross profit for the three months ended September 30, 2014 was $111.3 million compared to $115.0 million for the three months ended September 30, 2013, a decrease of $3.8 million, or 3.3%. The decrease in gross profit was driven primarily by customer price concessions and higher staffing costs, unfavorable foreign exchange and other operating expenses, partially offset by the favorable impact of continuous improvement savings. As a percentage of sales, gross profit was 15.1% and 14.2% of sales for the three months ended September 30, 2013 and 2014, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2014 was $67.4 million, or 8.6% of sales, compared to $73.0 million, or 9.6% of sales, for the three months ended September 30, 2013. Selling, administration and engineering expense for the three months ended September 30, 2014 was favorably impacted by certain lower compensation expenses.
Restructuring. Restructuring charges were $4.8 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013. The increase is due primarily to additional expenses incurred related to our European restructuring initiatives.
Other Operating Profit. Other operating profit for the three months ended September 30, 2014 was $18.4 million, compared to $0 for the three months ended September 30, 2013. The change is the result of the gain on the sale of our thermal and emissions product line in the third quarter of 2014.
Interest Expense, Net. Net interest expense of $9.4 million for the three months ended September 30, 2014 resulted primarily from interest and debt issue amortization recorded on the Term Loan. Net interest expense of $15.2 million for the three months ended September 30, 2013 consisted primarily of interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), Net. Other expense for the three months ended September 30, 2014 was $4.1 million, which consisted primarily of foreign currency losses of $4.8 million and a loss on sale of receivables of $0.5 million, partially offset by other miscellaneous income of $1.2 million. Other income for the three months ended September 30, 2013 was $1.0 million, which consisted primarily of foreign currency gains of $0.8 million, gains related to forward contracts of $0.4 million, and other miscellaneous income of $0.2 million, partially offset by loss on sale of receivables of $0.4 million.
Income Tax Expense. For the three months ended September 30, 2014, we recorded an income tax expense of $18.9 million on earnings before income taxes of $41.1 million. This compares to an income tax expense of $4.5 million on earnings before income taxes of $24.8 million for the same period of 2013. The effective tax rate for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is higher primarily as a result of a discrete tax expense recorded for an uncertain tax position in one of the Company's foreign subsidiaries in the three months ended September 30, 2014. The income tax rate for the three months ended September 30, 2014 varies from statutory rates due to the impact of discrete items in the quarter, uncertain tax positions, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Sales. Sales were $2,476.1 million for the nine months ended September 30, 2014 compared to $2,296.3 million for the nine months ended September 30, 2013, an increase of $179.8 million, or 7.8%. Sales were favorably impacted by increased volumes in North America, Europe and Asia Pacific and incremental sales related to the Jyco acquisition. These items were partially offset by customer price concessions and the sale of our thermal and emissions product line.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,084.5 million for the nine months ended September 30, 2014 compared to $1,928.7 million for the nine months ended September 30, 2013, an increase of $155.8 million, or 8.1%. Raw materials comprise the largest component of our cost of products sold and represented 49% of total cost of products sold for the nine months ended September 30, 2014 and 2013. The period was impacted by increased volumes in North America, Europe and Asia Pacific, higher staffing costs and other operating expenses and the Jyco acquisition. These items were partially offset by continuous improvement savings.
Gross Profit. Gross profit for the nine months ended September 30, 2014 was $391.6 million compared to $367.6 million for the nine months ended September 30, 2013. The increase was driven by the favorable impact of continuous improvement savings and increased volumes primarily in North America and Europe, partially offset by customer price concessions, higher staffing costs and other operating expenses. As a percentage of sales, gross profit was 16.0% and 15.8% of sales for the nine months ended September 30, 2013 and 2014, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2014 was $228.6 million, or 9.2% of sales, compared to $220.8 million, or 9.6% of sales, for the nine months ended September 30, 2013. Selling, administration and engineering expense for the nine months ended September 30, 2014 was impacted by increased staffing expenses as we increase our research and development and engineering resources to support our growth initiatives around the world and improve our business processes, partially offset by certain lower compensation expenses.
Restructuring. Restructuring charges were $11.7 million for the nine months ended September 30, 2014 compared to $7.8 million for the nine months ended September 30, 2013. The increase is due primarily to the timing of our various restructuring initiatives and additional costs associated with our European restructuring initiatives.
Other Operating Profit. Other operating profit for the nine months ended September 30, 2014 was $18.4 million, compared to $0 for the nine months ended September 30, 2013. The change is the result of the gain on the sale of our thermal and emissions product line in the third quarter of 2014.
Interest Expense, Net. Net interest expense of $35.3 million for the nine months ended September 30, 2014 resulted primarily from interest and debt issue amortization recorded on the Term Loan, Senior Notes and Senior PIK Toggle Notes. Net interest expense of $40.0 million for the nine months ended September 30, 2013 resulted primarily from interest and debt issue amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), Net. Other expense for the nine months ended September 30, 2014 was $32.9 million, which consisted primarily of a $30.5 million loss on extinguishment of debt, $4.0 million of foreign currency losses and $1.4 million of loss on sale of receivables, partially offset by a $1.9 million gain on sale of investment and $1.2 million of other miscellaneous income. Other expense for the nine months ended September 30, 2013 was $5.4 million, which consisted primarily of $6.4 million of foreign currency losses, $0.1 million of losses related to forward contracts, and $1.2 million of loss on sale of receivables, partially offset by $2.3 million of other miscellaneous income.
Income Tax Expense. For the nine months ended September 30, 2014, we recorded an income tax expense of $35.4 million on earnings before income taxes of $93.2 million. This compares to an income tax expense of $24.6 million on earnings before income taxes of $90.9 million for the same period of 2013. The effective tax rate for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is higher due to a discrete tax expense for an uncertain tax position in one of the Company’s foreign subsidiaries, and the U.S. research and development tax credit not being reenacted for 2014; therefore it is not reflected as a benefit in the 2014 effective tax rate. The income tax rate for the nine months ended September 30, 2014 varies from statutory rates due to the impact of discrete items in the quarter, uncertain tax positions, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(dollar amounts in thousands)
Sales to external customers
North America	$408,615	$413,486	$1,191,521	$1,298,278
Europe	258,028	265,182	806,182	879,081
South America	43,069	39,967	138,746	121,139
Asia Pacific	54,345	62,319	159,892	177,615
Consolidated	$764,057	$780,954	$2,296,341	$2,476,113

Segment profit (loss)
North America	$31,726	$45,516	$103,158	$120,445
Europe	(7,500)	5,497	(14,784)	(10,548)
South America	(1,838)	(11,115)	(5,760)	(17,931)
Asia Pacific	2,365	1,198	8,251	1,227
Income before income taxes	$24,753	$41,096	$90,865	$93,193
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
North America. Sales for the three months ended September 30, 2014 increased $4.9 million, or 1.2%, primarily due to an increase in sales volume, partially offset by customer price concessions, the sale of our thermal and emissions product line and unfavorable foreign exchange of $3.4 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the three months ended September 30, 2014 increased by $13.8 million, primarily due to the favorable impact of continuous improvement savings and certain lower compensation costs, partially offset by higher staffing costs, other operating expenses and customer price concessions.
Europe. Sales for the three months ended September 30, 2014 increased $7.2 million, or 2.8%, primarily due to an increase in sales volume, partially offset by unfavorable foreign exchange of $0.7 million, customer price concessions, and the sale of our thermal and emissions product line. Segment profit increased by $13.0 million, primarily due to increased sales volume, certain lower compensation costs and the favorable impact of continuous improvement savings, partially offset by higher staffing costs, unfavorable foreign exchange, other operating expenses and customer price concessions.
South America. Sales for the three months ended September 30, 2014 decreased $3.1 million, or 7.2%, primarily due to a decrease in sales volume. Segment loss for the three months ended September 30, 2014 increased by $9.3 million, primarily due to a decrease in sales volume, unfavorable foreign exchange and higher other operating expenses, partially offset by the favorable impact of continuous improvement savings.
Asia Pacific. Sales for the three months ended September 30, 2014 increased $8.0 million, or 14.7%, primarily due to the Jyco acquisition which was completed July 31, 2013, favorable foreign exchange of $0.9 million and increased sales volume, partially offset by customer price concessions. Segment profit for the three months ended September 30, 2014 decreased $1.2 million, primarily due to higher staffing costs and customer price concessions, partially offset by the favorable impact of continuous improvement savings and the Jyco acquisition.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
North America. Sales for the nine months ended September 30, 2014 increased $106.8 million, or 9.0%, primarily due to an increase in sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $15.7 million. In addition, sales were favorably impacted by the Jyco acquisition which was completed July 31, 2013. Segment profit for the nine months ended September 30, 2014 increased by $17.3 million, primarily due to increased sales volume, certain lower compensation costs and the favorable impact of continuous improvement savings, partially offset by the loss on the extinguishment of debt, higher staffing and other operating expenses and customer price concessions.
Europe. Sales for the nine months ended September 30, 2014 increased $72.9 million, or 9.0%, primarily due to an increase in sales volume and favorable foreign exchange of $25.2 million, partially offset by customer price concessions and the sale of our thermal and emissions product line. Segment loss for the nine months ended September 30, 2014 improved by $4.2 million, primarily due to increased sales volume, certain lower compensation costs and the favorable impact of continuous improvement savings, partially offset by the loss on the extinguishment of debt, higher staffing costs and other operating expenses and customer price concessions.
South America. Sales for the nine months ended September 30, 2014 decreased $17.6 million, or 12.7%, primarily due to a decrease in sales volume and unfavorable foreign exchange of $8.2 million. Segment loss for the nine months ended September 30, 2014 increased by $12.2 million, primarily due to the loss on the extinguishment of debt, a decrease in sales volume and higher other operating expenses, partially offset by the favorable impact of continuous improvement savings.
Asia Pacific. Sales for the nine months ended September 30, 2014 increased $17.7 million, or 11.1%, primarily due to the Jyco acquisition which was completed July 31, 2013, and increased sales volume, partially offset by customer price concessions and unfavorable foreign exchange of $1.1 million. Segment profit for the nine months ended September 30, 2014 decreased by $7.0 million, primarily due to the loss on the extinguishment of debt, higher staffing costs and customer price concessions, partially offset by the favorable impact of continuous improvement savings and the Jyco acquisition.
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
Cash Flows
Operating Activities. Net cash provided by operations was $88.7 million for the nine months ended September 30, 2014, which included $83.5 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories and decreased accounts payable and pension benefits, partially offset by increased payroll liabilities. Net cash provided by operations was $17.6 million for the nine months ended September 30, 2013, which included $152.5 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $106.9 million for the nine months ended September 30, 2014, which consisted primarily of $154.3 million of capital spending and a $5.0 million deposit on acquisition of business, offset by proceeds of $44.9 million from the sale of our thermal and emissions product line, a $1.0 million return on equity investments, proceeds of $3.2 million from the sale of investment, and proceeds of $3.4 million for the sale of fixed assets and other. Net cash used in investing activities was $140.6 million for the nine months ended September 30, 2013, which consisted primarily of $132.8 million of capital spending and $13.5 million for the Jyco acquisition, offset by a $2.1 million return on equity investments and proceeds of $3.6 million from the sale of fixed assets and other. We anticipate that we will spend approximately $195 million to $205 million on capital expenditures in 2014.
Financing Activities. Net cash provided by financing activities totaled $66.8 million for the nine months ended September 30, 2014, which consisted primarily of $737.5 million related to the proceeds from issuance of long-term debt, $8.5 million related to the exercise of stock warrants and increase in long-term debt of $6.6 million, partially offset by the repurchase of

Senior Notes and the Senior PIK Toggle Notes of $675.6 million, increase in short term debt of $3.7 million, payments on long-term debt of $2.2 million and taxes withheld and paid on employees' share based awards of $4.2 million. Net cash used in financing activities totaled $26.1 million for the nine months ended September 30, 2013, which consisted primarily of repurchase of common stock of $217.5 million, payments on long-term debt of $3.8 million, purchase of noncontrolling interest of $1.9 million, payment of cash dividends on our 7% preferred stock of $4.7 million and taxes withheld and paid on employees' share based awards of $5.9 million, partially offset by proceeds of $194.4 million from the issuance of Senior PIK Toggle Notes and $11.3 million related to the exercise of stock warrants.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, non-cash stock based compensation and non-cash gains and losses from certain foreign currency transactions and translation.
We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our Term Loan and Senior ABL Facility;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$20.6	$22.7	$68.7	$55.6
Income tax expense	4.5	18.9	24.6	35.4
Interest expense, net of interest income	15.2	9.4	40.0	35.3
Depreciation and amortization	25.2	28.0	83.2	84.7
EBITDA	$65.5	$79.0	$216.5	$211.0
Loss on extinguishment of debt (1)	—	—	—	30.5
Gain on divestiture (2)	—	(17.9)	—	(17.9)
Restructuring (3)	1.9	4.7	6.9	11.5
Stock-based compensation (4)	1.1	—	4.3	2.8
Acquisition costs	0.7	0.4	0.7	0.4
Other	0.3	0.4	0.3	1.1
Adjusted EBITDA	$69.5	$66.6	$228.7	$239.4

(1)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.

(2)	Gain on sale of thermal and emissions product line.

(3)	Includes non-cash restructuring and is net of noncontrolling interest.

(4)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2014, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
The following table presents repurchases of common stock during the period covered by this Report:

2014	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1 - July 30	1,043	$62.99	—	$45.4
August 1 - August 31	3,973	$64.17	—	$45.4
September 1 - September 30	740	$62.40	—	$45.4
Total	5,756	$63.73	—	$45.4

(1)
5,756 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

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

COOPER-STANDARD HOLDINGS INC.

October 31, 2014	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

October 31, 2014	/S/ ALLEN J. CAMPBELL
Date	Allen J. Campbell Chief Financial Officer (Principal Financial Officer)

October 31, 2014	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.