Form 10-K
period 2014-12-31
Cooper-Standard Holdings Inc.
filed 2015-02-24
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2014 was $442,149,132.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 17, 2015 was 17,042,030 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer and anti-vibration systems components, subsystems, and modules. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.
Cooper Standard is a New York Stock Exchange (“NYSE”) listed company under the ticker symbol “CPS”. The Company has approximately 27,000 employees with 97 facilities in 20 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and one of the largest North American producers of fluid transfer and anti-vibration systems (2013 Booz & Co. market study). We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 78 manufacturing locations and 19 design, engineering, and administrative locations.
Approximately 82% of our sales in 2014 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover and Honda. The remaining 18% of our 2014 sales were primarily to Tier I and Tier II automotive suppliers and non-automotive manufacturers. In 2014, our products were found in 18 of the 20 top-selling models in North America and in 18 of the 20 top-selling models in Europe. Additional information is available at our website at www.cooperstandard.com, which is not a part of this Annual Report on Form 10-K.
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
In 2006, the Company acquired fluid handling systems operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc. In 2007, we acquired certain Metzeler Automotive Profile Systems sealing systems operations in Europe (“MAPS”) together with a MAPS joint venture interest in China and India from Automotive Sealing Systems S.A. In addition to these transactions, we acquired a hose manufacturing operation in Mexico from the Gates Corporation and a fuel rail manufacturing operation in Mexico from Automotive Component Holdings, LLC, in 2005 and 2007, respectively.
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
In 2011, the Company acquired USi, Inc., a supplier of coatings for plastic injection molding products, from Ikyuo Co. Ltd. of Japan and we acquired the automotive sealing business of Sigit S.p.A. that we integrated with our operations in Italy and Poland. Also in 2011, we established a joint venture with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) that combined the Company’s body sealing operations in France with the operations of Société des Polymères Barre-Thomas (“SPBT”), a French supplier of automotive anti-vibration systems and low pressure hoses, as well as body sealing products. This joint venture gave the Company 51% ownership and FMEA 49% ownership. In December 2014, the Company acquired FMEA's 49% ownership.
In 2013, we acquired the Jyco Sealing Technologies business (“Jyco”) which supplies automotive sealing systems and components to the automotive industry from facilities in Canada, Mexico and China.
In October 2013, Cooper Standard’s common stock was listed on the NYSE and began trading under the ticker symbol “CPS.” Prior to the NYSE listing, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “COSH.”

In the third quarter of 2014, the Company divested its thermal and emissions product line to focus on the product lines where Cooper Standard holds leading market positions.
In furtherance of the Company's commitment to expand in the Asia Pacific region, in July 2014, the Company opened an Asia Pacific Technical Center in Shanghai, China.
In the third quarter of 2014, we announced an agreement to purchase an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (subject to Chinese regulatory and other approvals). Upon completion, Cooper Standard will become the 95% equity owner of the largest Chinese automotive sealing manufacturer. This transaction positions the Company as a leader in sealing systems in the Chinese automotive market and better supports our customers on global platforms while capitalizing on growth opportunity with domestic Chinese automakers.
Also in the third quarter of 2014, we announced the formation of a joint venture with INOAC Corp. of Japan (subject to regulatory and other approvals). The INOAC joint venture accelerates our fluid transfer systems strategy and leverages each Company's technology strengths, OEM relationships, rubber and plastics knowledge plus established footprints. It provides Cooper Standard better access to Japanese OEMs and adds further support to global platforms.
In the fourth quarter of 2014, the Company acquired Cikautxo Borja, S.L.U. in Spain, a manufacturer of heating and cooling hoses. This directly aligns with the Company's growth strategy to expand its footprint in support of its customers.
The Company has four operating segments: North America, Europe, South America and Asia Pacific. This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world. We have implemented a number of operational restructuring and expansion initiatives this year and in recent years, primarily related to footprint optimization in Europe, to improve competitiveness.
Business Strategy
Cooper Standard has a well defined and broadly communicated corporate vision: to drive for profitable growth and become one of the thirty largest global automotive suppliers in terms of sales, and among the top 5% in terms of return on invested capital (Top 30 / Top 5). The Company’s strategic plan is geared to realize this vision by matching our priorities and strengths to the emerging global industry environment. To this end, we will continue to:

•	Focus on four core product groups

•	Produce superior products as a recognized technological leader

•	Create an advantaged global manufacturing footprint to support customers

•	Commonize and standardize world-class engineering and manufacturing operations
The Company's four core product lines are: Sealing Systems, Fuel and Brake Delivery Systems, Fluid Transfer Systems (including hose, transmission oil cooling and air conditioning lines) and Anti-Vibration Systems. By focusing resources and leveraging our leading positions in these product groups, we believe we will be able to realize additional growth potential, both in new business and technology innovation.
Operational and Strategic Initiatives
As part of its growth strategy, the Company implemented the Cooper Standard Operating System (“CSOS”) to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world.

The CSOS consists of the following areas, with a strategic focus that aligns with the Company’s growth strategy:

CSOS Function	Strategic Focus
Global Purchasing	Develop an advantaged supply base to effectively leverage scale and optimize supplier quality.
Global Program Management	Ensure consistent and flawless product launch process across all regions.
IT Systems	Implement common systems to effectively communicate information throughout the business.
World-Class Safety	Implement globally consistent measurement system with zero incident goal.
Continuous Improvement	Implement lean manufacturing tools across all facilities to achieve cost savings and increased performance.
Innovation Management	Focus innovation processes to create breakthrough technologies for market differentiation.
World-Class Operations	Optimize global performance by implementing best business practices across the organization.
Leverage Technology for Innovative Solutions
We utilize our technical expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material characteristics for enhanced vehicle performance. We believe our reputation for successful innovation in product design and materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.
Cooper Standard has evolved and further energized its approach to innovation with its Imagine, Initiate, Innovate (“i3”) process. This approach is used as a mechanism to capture ideas from across our Company and supply partners while promoting a culture of innovation.
Ideas are carefully evaluated by a Global Technology Council and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on breakthrough ideas. This team of creative scientists is developing game-changing technologies based on materials expertise, process know-how, and application vision, which will drive future product direction. Among recently announced technologies is ArmorHose™, a remarkable technology which results in significantly more durable coolant hoses, and eliminates the need for separate abrasion sleeves on under-hood hose assemblies. Several other significant technologies, especially related to advanced materials and processing, are nearing release as well.
Continued emphasis on global platforms
We believe global platforms will drive growth for capable global suppliers. Our global presence and technological capabilities makes us one of the select few manufacturers in our product areas who can take advantage of the many business opportunities that are becoming available worldwide as a result of the OEMs expanding emphasis on global platforms. Ten of the top twenty vehicles on which we had the most sales in 2014 were based on global platforms, which is evidence that customers look to us for support on their key global platforms. It is predicted that the top ten global platforms produced by automakers will account for about 30% of the world’s light vehicle volume by 2020, further highlighting the importance of being well positioned to participate in these high volume global programs.
Pursue acquisitions and alliances to enhance capabilities and accelerate growth
We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. We currently operate through several successful joint ventures.
Overview of Our Business
Markets Served
The passenger car and light truck market, better known as the light vehicle market, is our largest market accounting for approximately 95% of our global sales. The focus of this market is on passenger cars and light trucks up to and including Class 3 Full Size Frame trucks.
In addition to the global team focused on the light vehicle market, we also established dedicated sales and engineering teams in North America and Europe to leverage core product technology into adjacent markets to profitably grow Cooper Standard while generating positive cash flow. The adjacent markets are tightly defined as: commercial vehicle (on-highway), commercial vehicle (off-highway), specialty markets and technical rubber.

Products
We have four distinct product groups. These products are produced and supplied globally to a broad range of customers in multiple markets. The percentage of sales by product for the years 2012, 2013 and 2014 are as follows:

	Percentage of Sales
Product Line	2012	2013	2014
Sealing systems	49%	51%	52%
Fuel and brake delivery systems	22%	23%	20%
Fluid transfer systems	14%	13%	14%
Anti-vibration systems	10%	9%	8%

Product Groups					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Dynamic seals	–	Polycarbonate hardcoat trim
	–	Static seals	–	Flush glass systems
	–	Encapsulated glass	–	Variable extrusion
	–	Specialty sealing products	–	Agrifiber seals
	–	Stainless steel trim	–	Film on thermoplastic vulcanizate and polypropylene seals

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	Quick connects

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				North America Leader
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Secondary air hoses
	–	DPF emission lines	–	Brake and clutch hoses
	–	Degas tanks	–	Powertrain lines
	–	Air intake and charge

ANTI-VIBRATION SYSTEMS	Control and isolate noise and vibration in the vehicle to improve ride and handling				North America Leader
Products:
	–	Powertrain mount systems (elastomeric, conventional hydraulic & multi-state for engine and transmission applications)	–	Body and frame mount systems (conventional & hydraulic bushings, bumpers, bushings)
	–	Chassis and suspension mount systems (conventional & hydraulic bushings, strut mounts, spring seats, bumpers, mass dampers, dual durometer (bi-compound) bushings)
* Market position study conducted by Booz & Co. 2013

Supplies and Raw Materials
The principal raw materials for our business include EPDM and synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage fluctuations in raw material prices. These actions include material substitutions and leveraging global purchases. Global supply chain optimization includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers, on certain raw materials, we have implemented indexes that allow price changes as underlying material costs fluctuate.
Patents and Trademarks
We believe that one of our key competitive advantages is our ability to translate customer need into innovative solutions, through the development of key intellectual property. We hold hundreds of patents and trademarks worldwide, and have a formalized system to recognize employees who earn patents from their respective countries. Valuable trademarks, including ArmorHose™, Ultra Pro Coat™, and Fortrex™, we believe help differentiate the Company and lead customers to seek our partnership. Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the products category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or termination of any one patent would materially affect our Company. We continue to seek patent protection for our new products. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets.
We also have technology sharing and licensing agreements with various third parties, including Nishikawa Rubber Company, one of our joint venture partners in sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain sealing products. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services.
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
Competition
We believe that the principal competitive factors in our industry are price, quality, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Hutchinson, Henniges and Standard Profil, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea and Usui. Our fluid transfer products compete with Conti-Tech, Hutchinson, Tristone and Hwaseung R&A. Our anti-vibration systems compete with Trelleborg/Vibracoustic, Hutchinson, Tokai Rubber, Dong AH and Topou.
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

Customers
We are a leading supplier to the following manufacturers and are increasing our presence with all major OEMs throughout the world. The following table shows the approximate percentage of sales to our top customers for the years ended December 31, 2013 and 2014:

Customer	2013	2014
Ford	25%	24%
GM	12%	16%
FCA	12%	13%
PSA Peugeot Citroën	7%	6%
Volkswagen Group	6%	5%
Our other major customers include OEMs such as Renault-Nissan, Daimler, BMW, Toyota and various Indian and Chinese OEMs. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
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
Research and Development
We operate 19 design, engineering, and administration facilities throughout the world with a concentration of technical / engineering resources in each global region, some of whom are located at our customers' facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions. We continue to add technical resources throughout the world as required to support our customers. In 2014, we established a new technical center in Shanghai, China to service this important growth market. We spent $94.2 million, $103.5 million, and $102.3 million in 2012, 2013, and 2014, respectively, on engineering, research and development.
Joint Ventures and Strategic Alliances
Joint ventures represent an important part of our business, both operationally and strategically. We have utilized joint ventures to enter into new geographic markets such as China, Korea, India and Thailand, to acquire new customers and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components.
The following table shows our significant unconsolidated joint ventures:

Country	Name	Ownership Percentage
China	Huayu-Cooper Standard Sealing Systems Co. Ltd.	47.5%
India	Sujan Barre Thomas AVS Private Limited	50%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
United States	Nishikawa Cooper LLC	40%
Geographic Information
See Note 19. “Business Segments” to the consolidated financial statements for geographic information.

Employees
As of December 31, 2014, we had approximately 27,000 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2014 and have several contracts set to expire in the next twelve months. As of December 31, 2014, approximately 31% of our employees were represented by unions and approximately 7% of the unionized employees were located in the United States.
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
Market Data
Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data available from independent firms IHS Automotive and Booz & Co. Other data is based on good faith estimates, which are derived from our review of internal surveys, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
Available Information
We make available free of charge on or through our website (www.cooperstandard.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).
Executive Officers
Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
Jeffrey S. Edwards	52	Chairman and Chief Executive Officer
Allen J. Campbell	57	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	54	Executive Vice President and Chief Operating Officer
Matthew W. Hardt	47	Executive Vice President
Juan Fernando de Miguel Posada	57	Corporate Senior Vice President and President, Europe
Song Min Lee	55	Corporate Senior Vice President and President, Asia Pacific
D. William Pumphrey, Jr.	56	Corporate Senior Vice President and President, North America
Aleksandra A. Miziolek	58	Senior Vice President, General Counsel and Secretary
Larry E. Ott	55	Senior Vice President and Chief Human Resources Officer
Helen T. Yantz	54	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Jeffrey S. Edwards is our Chairman and Chief Executive Officer, a position he has held since May 2013, previously serving as Chief Executive Officer and member of the Board of Directors of the Company since October 2012. Prior to joining the Company, Mr. Edwards gained more than 28 years of automotive industry experience through various positions of increasing responsibility at Johnson Controls, Inc. He led the Automotive Experience Asia Group, serving as Corporate Vice President, Group Vice President and General Manager from 2004 to 2012. Prior to this, he served as Group Vice President and General Manager for Automotive Experience North America from 2002 to 2004. Mr. Edwards completed an executive training program at INSEAD and earned a BS from Clarion University. Mr. Edwards is a member of the Executive Committee of the National Association of Manufacturers and a member of Board of Directors since April 2013. He has also served on the Board of Directors of Standex International Corp. since October 2014.

Allen J. Campbell is our Executive Vice President and Chief Financial Officer, a position he has held since March 2011, previously having served as Vice President and Chief Financial Officer since the 2004 Acquisition. Mr. Campbell was appointed Executive Vice President and Chief Infrastructure Officer with concentration in the Asia Pacific region effective as of March 2, 2015. He was Vice President, Asian Operations of the Cooper Standard Automotive division of Cooper Tire & Rubber Company from 2003 until the 2004 Acquisition and served as Vice President, Finance of the division from 1999 to 2003. Prior to joining Cooper Tire, Mr. Campbell was with The Dow Chemical Company for 18 years and held executive finance positions for both U.S. and Canadian operations. Mr. Campbell is a certified public accountant and received his MBA in Finance from Xavier University and a Bachelor of Arts from Ball State University.
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
Matthew W. Hardt is our Executive Vice President, a position he has held since February 2015. Mr. Hardt was appointed Executive Vice President and Chief Financial Officer effective as of March 2, 2015. Prior to joining the Company, Mr. Hardt served as Senior Vice President, Finance, Industrial Solutions from 2012 to 2014 and Consumer and Industrial Solutions from 2010 to 2012 at TE Connectivity LTD (previously Tyco Electronics). Mr. Hardt served as Vice President, Finance for TE Connectivity LTD’s Specialty Products Group from 2009 to 2010. He previously served in multiple finance and audit roles of increasing responsibility at General Electric Co., including Chief Financial Officer for a number of the company’s global divisions. Mr. Hardt earned a Bachelor of Science degree in finance from Siena College in Albany, New York.
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
D. William Pumphrey, Jr. is our Corporate Senior Vice President and President, North America, a position he has held since January 2014, previously serving as President, North America since August 2011. Mr. Pumphrey served as President, Americas for Tower Automotive from 2008 through August 2011. From 2005 to 2008, he served as President of Tower’s North America operations. From 1999 to 2004, Mr. Pumphrey held various positions at Lear Corporation in Southfield, Michigan, ultimately serving as President of the company’s Asia Pacific operations. Mr. Pumphrey earned an MBA from the University of Michigan and a Bachelor of Arts from Kenyon College.
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
Automotive sales and production are cyclical and depend, among other things, on general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volume could have a material adverse effect on our results of operations and liquidity.
Our supply base has also been adversely affected by the industry environment. Volatile global automotive production, turmoil in the credit markets and volatility in raw material, energy and commodity costs have resulted in financial distress within our supply base and an increase in the risk of supply disruption. If a significant supplier’s viability was to become impaired, it could impact the supplier’s ability to perform as we expect and consequently our ability to meet our own commitments. While we have developed and implemented strategies to mitigate the negative effects of these factors, these strategies may offset only a portion of the adverse impact.
In addition, our liquidity could be adversely impacted if our customers were to extend their normal payment terms, whether or not permitted under our contracts. Likewise, if our suppliers were to reduce normal trade credit terms, our liquidity could be adversely impacted. If either of these situations occurs, we may need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.
Our business could be materially adversely affected if we lost any of our largest customers or significant platforms.
While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 53% of our sales for the year ended December 31, 2014. Although business with each customer is typically split among numerous contracts, loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform (whether as a result of a decline in such customer’s market share due to increased competition from successful vertical integration by other OEMs or otherwise) could have a materially adverse effect on our business, results of operations and financial condition.
Our capital structure includes a substantial amount of indebtedness, that imposes demands on our liquidity that could have a material adverse effect on our financial condition or on our ability to obtain financing in the future.
We have a substantial amount of debt as of December 31, 2014, including our $750 million Term Loan (the "Term Loan Facility"), our $180 million senior asset-based revolving credit facility ("Senior ABL Facility") and the debt of certain foreign subsidiaries, aggregating approximately $785.9 million outstanding, that requires significant principal and interest payments. We are permitted by the terms of the Term Loan Facility and our Senior ABL Facility to incur substantial additional indebtedness, subject to the restrictions therein, which could:

•	make it more difficult for us to satisfy our obligations under the Term Loan Facility and the Senior ABL facility;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, since the majority of our borrowings are at variable rates of interest; and

•	increase our cost of borrowing.
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

The loan agreement governing the Term Loan Facility and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The loan agreement governing the Term Loan Facility and the credit agreement governing our Senior ABL Facility impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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
The full $750 million aggregate principal amount of the Term Loans under the Term Loan Facility was borrowed on the closing date, April 4, 2014, in connection with the use of such proceeds to refinance in full the existing 8.50% Senior Notes due 2018 of Cooper-Standard Automotive Inc. and the 7.375% Senior PIK Toggle Notes due 2018 of Cooper-Standard Holdings Inc., and pay related fees and expenses. Under our Senior ABL Facility there are limitations on our ability to incur the full $180 million of commitments. Borrowings under our Senior ABL Facility are limited by a specified borrowing base consisting of a percentage of eligible accounts receivable and eligible inventory, less customary reserves imposed by the agent under our Senior ABL Facility. In addition, under our Senior ABL Facility, a monthly fixed charge maintenance covenant would become applicable if excess availability under our Senior ABL Facility is at any time less than a specified percentage (or amount) of the total revolving loan commitments. If the covenant trigger were to occur, Cooper-Standard Holdings Inc. would be required to satisfy and maintain, on a consolidated basis, on the last day of each month a fixed charge coverage ratio of at least 1.0 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants could result in a default under our Senior ABL Facility and under the Term Loan Facility credit agreement.
Moreover, our Senior ABL Facility provides the agent considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us. Also, when (and for as long as) the availability under our Senior ABL Facility is less than a specified amount for a certain period of time, the agent under our Senior ABL Facility would exercise cash dominion.
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders under the Senior ABL Facility and our Term Loan Facility and/or amend the covenants in such agreements.
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
As of December 31, 2014, our $322.3 million projected benefit obligation (“PBO”), for U.S. pension benefit obligations exceeded the fair value of the relevant plans’ assets, which totaled $268.9 million, by $53.5 million. Additionally, the international employees’ plans’ PBO exceeded plan assets by approximately $136.1 million as of December 31, 2014. The PBO for other postretirement benefits (“OPEB”), was $57.2 million as of December 31, 2014. Our estimated funding requirement for pensions and OPEB during 2015 is approximately $10.8 million. Net periodic benefit costs for U.S. and international plans, including pension benefits and OPEB, were $9.7 million and $8.0 million for the years ended December 31, 2013 and 2014, respectively. See Note 8. “Pensions,” and Note 9. “Postretirement Benefits Other Than Pensions,” to the consolidated financial statements for additional information.

Unstable costs for, or reduced availability of, manufactured components and raw materials may adversely affect our profitability.
The principal raw materials we purchase include EPDM and synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials comprise the largest component of our costs, representing approximately 49% of our total cost of products sold in 2014. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins because it is generally difficult to pass through these increased costs to our customers. Raw material costs remain volatile and could have an adverse impact on our profitability in the foreseeable future.
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
If demand increases significantly, we may have difficulty meeting such demand, particularly if such increase in demand occurs rapidly. This difficulty may include not having sufficient manpower or relying on suppliers who may not be able to respond quickly to a changed environment when demand significantly increases. Our inability to meet significant increases in demand could require us to delay delivery dates and could result in customers canceling their orders, requesting discounts or ceasing to do business with us. In addition, as demand and volumes increase, we will need to purchase more inventory, which will increase our working capital needs. If our working capital needs exceed our cash flows from operations, we will be required to use our cash balances and available borrowings, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all, to satisfy those needs.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2014, approximately 73% of our sales were attributable to products manufactured outside the United States. We recently expanded into Serbia and Spain. We have and will continue to expand our manufacturing footprint and technical capabilities in the Asia Pacific region, as an integral part of our global growth strategy. Risks are inherent in international operations, including:

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
Our sales and manufacturing operations outside the United States expose us to currency risks. Our sales and earnings denominated in foreign currencies are translated into U.S. dollars for our consolidated financial statements. This translation is calculated based on average exchange rates during the reporting period. Our reported international sales and earnings could be adversely impacted in periods of a strengthening U.S. dollar.
We generally produce in the same geographic region as our products are sold, however, we also produce in countries that predominately sell in another currency. Some of our commodities are purchased in or tied to the U.S. dollar therefore; our earnings could be adversely impacted during the periods of a strengthening U.S. dollar to other foreign currencies. We employ financial instruments to hedge certain portions of our foreign currency exposures however this will not completely insulate us from the effects of currency fluctuation.
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
We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year, including several in 2015. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have a material adverse effect on customer relationships and our business and results of operations. Additionally, a work stoppage at one or more of our suppliers, our customers or our customers’ suppliers could materially adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by employees of our customers also could result in reduced demand for our products and could have a material adverse effect on our business. As of December 31, 2014, approximately 31% of our employees were represented by unions and approximately 7% of the unionized employees were located in the U. S. It is possible that our workforce will become more unionized in the future. A work stoppage at one or more of our plants may have a material adverse effect on our business. Unionization activities could also increase our costs, which could have a material adverse effect on our profitability.
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
A disruption in, or the inability to successfully implement upgrades to, our information technology system could adversely affect our business and financial performance.
We rely upon information technology networks, systems and processes to manage and support our business. We have implemented a number of procedures and practices designed to protect against failures of our systems. A breach in the accuracy, capacity and security of our information technology systems could adversely impact our operations. Unintentional disruptions to service or intentional actions such as cyber-attacks, unauthorized access or malicious software could result in theft of our intellectual property, trade secrets, business disruption or provide unauthorized access to personal information should our systems prove to be inadequate. Should the above events occur, we may incur significant costs to protect against damage caused by these disruptions in the future.
Further, we continually update and expand our information technology systems to enable us to more efficiently run our business. In the event systems are not implemented successfully our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely effected.
We are subject to a broad range of environmental, health and safety laws and regulations, which could adversely affect our business and results of operations.
We are subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at our locations. In addition, many of our current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. We maintain environmental reserves for certain of these sites. As of December 31, 2014, we have $6.9 million reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis which we believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state or national laws) can impose joint and several liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, we could become liable for investigating or remediating contamination at our current or former properties or other properties (including offsite waste disposal locations). We may not always be in complete compliance with all applicable requirements of environmental law or regulation, and we may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

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
Impairment charges relating to our goodwill, long-lived assets, or intangible assets could adversely affect our results of operations.
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units to the related net book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results of operations.
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
The concentration of ownership of our outstanding equity in such major stockholders may make some transactions more difficult or impossible without the support of such stockholders or more likely with the support of such stockholders. The interests of any of such stockholders, any other substantial stockholder or any of their respective affiliates could conflict with or differ from the interests of our other stockholders.
Stock volatility.
The market price of our common shares has been, and will likely continue to be, subject to significant fluctuations in response to a variety of factors, many of which are beyond our control. These fluctuations may be exaggerated if the trading volume of the common shares is low.

We operate as a holding company and depend on our subsidiaries for cash to satisfy the obligations of the holding company.
     Cooper-Standard Holdings Inc. is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depend on the cash flow of our subsidiaries. In addition, the payment of funds in the form of dividends, intercompany payments, tax sharing payments and otherwise may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries or the by-laws of the subsidiary.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.        Properties
As of December 31, 2014, our operations were conducted through 97 owned, leased and joint venture facilities in 20 countries, of which 78 are predominantly manufacturing facilities and 19 have design, engineering, administrative, logistics or transitional designations. Our corporate headquarters is located in Novi, Michigan. Manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities(d)	Owned Facilities(d)
North America	Manufacturing(a)	30	23
	Other(b)	7	1
Asia	Manufacturing	23	12
	Other(b)	4	—
Europe	Manufacturing	21	18
	Other(b)	6	3
South America	Manufacturing	4	1
	Other(b)	1	—
Australia	Other(c)	1	1

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.

(c)	Sold January 2015

(d)	Excludes 6 unutilized (owned) facilities: (2) Europe; (4) North America
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
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity
Securities
Market Information
Our common stock is quoted on the NYSE since October 17, 2013, under the symbol “CPS” and our warrants are quoted on the OTC Bulletin Board since June 4, 2010, under the symbol “COSHW.” Prior to the NYSE listing, our common stock was traded on the OTC Bulletin Board under the symbol “COSH.”
The following chart lists the high and low sale prices for shares of our common stock and warrants for the calendar quarters indicated through December 31, 2013 and 2014. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2013	High	Low	High	Low
March 31, 2013	$41.64	$36.00	$16.47	$12.00
June 30, 2013	47.25	41.40	21.34	16.25
September 30, 2013	52.50	46.25	28.43	20.50
December 31, 2013	55.01	46.52	30.00	22.55

	Common Stock		Warrants
2014	High	Low	High	Low
March 31, 2014	$70.65	$48.10	$44.00	$23.03
June 30, 2014	70.20	61.24	44.25	34.00
September 30, 2014	65.87	60.92	39.30	34.45
December 31, 2014	59.77	50.99	32.42	25.15
Holders of Common Stock
As of January 30, 2015 we had approximately 1,251 holders of record of our common stock, based on information provided by our transfer agent.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our credit agreement governing our Senior ABL Facility and Term Loan Facility contain covenants that among other things restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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

The following table presents repurchases of common stock during the quarterly period ended December 31, 2014:

2014	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1 - October 31	54	$56.25	—	$45.4
November 1 - November 30	85,282	$53.47	85,174	$40.8
December 1 - December 31	11,454	$53.08	11,448	$40.2
Total	96,790	$53.43	96,622	$40.2

(1)
Includes 168 shares of common stock surrendered to the Company by participants in various benefit plans of the Company to satisfy the participant's taxes related to vesting or delivery of time vesting restricted share units under those plans.

Performance Graph
The following graph compares the cumulative total stockholder return from May 27, 2010, the date of our emergence from Chapter 11 bankruptcy proceedings, through December 31, 2014, for Cooper-Standard Holdings Inc. existing common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on May 27, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2014.
Comparison of Cumulative Return

	Ticker	5/27/2010	12/31/2010	12/30/2011(1)	12/31/2012	12/31/2013	12/31/2014
Cooper-Standard Holdings Inc.	CPS	$100.00	$130.43	$100.00	$110.14	$142.35	$167.77
S&P 500	SPX	$100.00	$115.24	$117.63	$120.46	$177.17	$199.82
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$142.48	$124.22	$126.52	$201.69	$208.58
(1) Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the five months ended May 31, 2010, the seven months ended December 31, 2010 and the years ended December 31, 2011, 2012, 2013 and 2014 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm.
The audited consolidated statements of net income, statements of comprehensive income, statements of changes in equity and statements of cash flows for the years ended December 31, 2012, 2013 and 2014 are included elsewhere in this Annual Report on Form 10-K. The audited consolidated balance sheets as of December 31, 2013 and 2014 are included elsewhere in this Annual Report on Form 10-K. See Item 8. “Financial Statements and Supplementary Data.”
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

	Predecessor	Successor
	Five Months Ended	Seven Months Ended	Year Ended December 31,
	May 31, 2010	December 31, 2010	2011	2012	2013	2014
	(dollar amounts in millions, except per share amounts)
Statement of operations:
Sales	$1,009.1	$1,405.0	$2,853.5	$2,880.9	$3,090.5	$3,244.0
Cost of products sold	832.2	1,172.4	2,402.9	2,442.0	2,617.8	2,734.6
Gross profit	176.9	232.6	450.6	438.9	472.7	509.4
Selling, administration, & engineering expenses	92.1	159.5	257.6	281.3	293.5	301.7
Amortization of intangibles	0.3	9.0	15.6	15.4	15.4	16.4
Impairment charges	—	—	—	10.1	—	26.3
Restructuring	5.9	0.5	52.2	28.8	21.7	17.4
Other operating profit	—	—	—	—	—	(16.9)
Operating profit	78.6	63.6	125.2	103.3	142.1	164.5
Interest expense, net of interest income	(44.5)	(25.0)	(40.5)	(44.8)	(54.9)	(45.6)
Equity earnings	3.6	3.4	5.4	8.8	11.0	6.0
Reorganization items and fresh-start accounting adjustments, net	303.4	—	—	—	—	—
Other income (expense), net	(21.2)	4.2	7.2	—	(7.4)	(36.6)
Income before income taxes	319.9	46.2	97.3	67.3	90.8	88.3
Income tax expense (benefit)	39.9	5.1	20.8	(31.5)	45.6	42.8
Net income	280.0	41.1	76.5	98.8	45.2	45.5
Net (income) loss attributable to noncontrolling interests	(0.3)	(0.5)	26.3	4.0	2.7	(2.7)
Net income attributable to Cooper-Standard Holdings Inc.	$279.7	$40.6	$102.8	$102.8	$47.9	$42.8

Net income available to Cooper-Standard Holdings Inc. common stockholders		$28.7	$75.3	$76.7	$35.1	$42.8

Earnings per share:
Basic		$1.64	$4.27	$4.40	$2.39	$2.56
Diluted		$1.55	$3.93	$4.14	$2.24	$2.39

Balance sheet data (at end of period):
Cash and cash equivalents		$294.5	$361.7	$270.6	$184.4	$267.3
Net working capital (1)		175.3	193.9	265.6	269.1	294.3
Total assets		1,853.8	2,003.8	2,026.0	2,102.8	2,132.8
Total non-current liabilities		745.7	779.3	774.0	911.9	1,050.9
Total debt (2)		476.7	488.7	483.4	684.4	785.9
Preferred stock		130.3	125.9	121.6	—	—
Total equity		563.1	601.2	629.2	615.6	548.7

Statement of cash flows data:
Net cash provided (used) by:
Operating activities	$(75.4)	$170.6	$172.3	$84.4	$133.3	$171.0
Investing activities	(19.1)	(51.8)	(73.8)	(117.6)	(191.1)	(157.4)
Financing activities	(112.6)	(1.4)	(24.6)	(58.1)	(23.0)	49.4

Other financial data:
Capital expenditures, including other intangible assets	$22.9	$54.4	$108.3	$131.1	$183.3	$192.1

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).

(2)	Includes $742.9 million of our Term loan, $0.6 million in capital leases, and $42.4 million of other third-party debt at December 31, 2014.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Company Overview
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer and anti-vibration systems, components, subsystems and modules for use in passenger vehicles and light trucks manufactured by global OEMs. In 2014, approximately 82% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 18% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform which are increasingly larger and more global. Our sales and product development personnel frequently work directly with the OEMs engineering departments in the design and development of our various products.
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
In the year ended December 31, 2014, approximately 52% of our sales were generated in North America and approximately 48% of our sales were generated outside of North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries. Historically, our operations in Canada and Western Europe have not presented materially different risks or problems from those we have encountered in the United States, although the cost and complexity of streamlining operations in certain European countries is greater than would be the case in the United States. This is due primarily to labor laws in those countries that can make reducing employment levels more time-consuming and expensive than in the United States. We believe the risks of conducting business in less developed markets, including Brazil, Mexico, Poland, Czech Republic, China, Korea and India are sometimes greater than in the United States, Canadian and Western European markets. This is due to the potential for currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Business Environment and Outlook
According to the forecasting firm IHS, global light vehicle sales are forecasted to be approximately 85.8 million units in 2014, setting another new record, despite a slight fall-off in emerging markets. Looking forward, vehicle sales are expected to grow at a rate of 2.9% through 2021 to approximately 105 million units.

Much of the growth will be driven by emerging markets such as Greater China, Brazil and Southeast Asia. North America sales remain strong over the next few years with sales growth in compact and mid-size vehicles. Europe continues to stabilize and will no longer dampen overall global sales growth.
Several factors will present significant opportunities for automotive suppliers who are positioned for the changing environment such as:

•	continued shift to global platforms (same vehicle that is built in multiple regions around the world);

•	consolidation of suppliers;

•	increased government regulation; and

•	intensified consumer demand for high technology features in vehicles.
Our business is directly affected by the automotive build rates in North America and Europe. It is also becoming increasingly impacted by build rates in Brazil and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government and tax incentives and life expectancy.
Details on light vehicle production in certain regions for 2013 and 2014 are provided in the following table:

(In millions of units)	2013(1, 2)	2014(1)	% Change
North America	16.2	17.0	5.2%
Europe	19.5	20.0	2.6%
South America	4.5	3.8	(15.6)%
Asia Pacific	43.0	44.4	3.4%

(1)	Production data based on IHS Automotive, December 2014.

(2)	Production data for 2013 has been updated to reflect actual production levels.
The expected annualized vehicle production volumes for 2015 are provided in the following table:

(In millions of units)	2015(1)
North America	17.4
Europe	20.3
South America	3.8
Asia Pacific	46.6

(1)	Production data based on IHS Automotive, December 2014.
Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. A global manufacturing footprint to service customers around the world will continue to shape the success of suppliers going forward.
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

Results of Operations

	Year Ended December 31,
	2012	2013	2014
	(dollar amounts in thousands)
Sales	$2,880,902	$3,090,542	$3,243,987
Cost of products sold	2,442,014	2,617,804	2,734,558
Gross profit	438,888	472,738	509,429
Selling, administration & engineering expenses	281,268	293,446	301,724
Amortization of intangibles	15,456	15,431	16,437
Impairment charges	10,069	—	26,273
Restructuring	28,763	21,720	17,414
Other operating profit	—	—	(16,927)
Operating profit	103,332	142,141	164,508
Interest expense, net of interest income	(44,762)	(54,921)	(45,604)
Equity earnings	8,778	11,070	6,037
Other expense, net	(63)	(7,437)	(36,658)
Income before income taxes	67,285	90,853	88,283
Income tax expense (benefit)	(31,531)	45,599	42,810
Net income	98,816	45,254	45,473
Net (income) loss attributable to noncontrolling interests	3,988	2,687	(2,694)
Net income attributable to Cooper-Standard Holdings Inc.	$102,804	$47,941	$42,779
Year ended December 31, 2014 Compared to Year ended December 31, 2013.
Sales. Sales were $3,244.0 million for the year ended December 31, 2014, compared to $3,090.5 million for the year ended December 31, 2013, an increase of $153.5 million, or 5.0%. Sales were favorably impacted by an increase in volumes in the North America, Europe and Asia Pacific segments. In addition, the Jyco acquisition, which was completed July 31, 2013, provided $45.2 million of incremental sales. These items were partially offset by unfavorable foreign exchange of $31.3 million, customer price concessions and the sale of our thermal and emissions product line.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,734.6 million for the year ended December 31, 2014, compared to $2,617.8 million for the year ended December 31, 2013, an increase of $116.8 million or 4.5%. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% of total cost of products sold for the years ended December 31, 2014 and 2013. The period was impacted primarily by increased volumes.
Gross Profit. Gross profit for the year ended December 31, 2014 was $509.4 million compared to $472.7 million for the year ended December 31, 2013. As a percentage of sales, gross profit was 15.7% and 15.3% of sales for the years ended December 31, 2014 and 2013, respectively. The increase was driven by the favorable impact of continuous improvement and material costs savings and increased volumes in the North America, Europe and Asia Pacific segments, partially offset by customer price concessions.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2014 was $301.7 million or 9.3% of sales compared to $293.4 million or 9.5% of sales for the year ended December 31, 2013. Selling, administration and engineering expense for the year ended December 31, 2014 was impacted by increased staffing expenses as we increase our research and development and engineering resources to support our growth initiatives around the world.
Impairment Charges. In 2014, the undiscounted cash flows at two of our European facilities and two of our North American facilities did not exceed their book value, resulting in an asset impairment charge of $24.2 million being recorded in the fourth quarter of 2014. Additionally, certain assets and patents in the North America segment were written down to their estimated fair market values, resulting in an impairment charge of $2.1 million.

Restructuring. Restructuring charges of $17.4 million for the year ended December 31, 2014 consisted primarily of initiatives in Europe to change our manufacturing footprint. Restructuring charges of $21.7 million for the year ended December 31, 2013 consisted primarily of $5.3 million of costs associated with initiatives announced prior to 2013 and $16.4 million of costs associated with initiatives announced in 2013, primarily relating to an initiative in Europe to change our manufacturing footprint.
Other operating profit. Other operating profit for the year ended December 31, 2014 was $16.9 million, of which $16.0 million related to the gain on the sale of our thermal and emissions business.
Interest Expense, net. Net interest expense of $45.6 million for the year ended December 31, 2014 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility, Senior Notes and Senior PIK Toggle Notes. Net interest expense of $54.9 million for the year ended December 31, 2013 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Expense, net. Other expense for the year ended December 31, 2014 was $36.7 million, which consisted of a $30.5 million loss on extinguishment of debt, $7.1 million of foreign currency losses and $1.9 million of loss on sale of receivables, which were partially offset by a $1.9 million gain on sale of investment and $0.9 million of other miscellaneous income. Other expense for the year ended December 31, 2013 was $7.4 million, which consisted of $9.4 million of foreign currency losses and $1.7 million of loss on sale of receivables, which were partially offset by $3.6 million of other miscellaneous income.
Income Tax Expense (Benefit). Income taxes for the year ended December 31, 2014 included an expense of $42.8 million on earnings before taxes of $88.3 million. This compares to an expense of $45.6 million on $90.9 million of earnings before taxes for the year ended December 31, 2013. Tax expense in 2014 differs from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, tax incentives recognized in Poland resulting from increased current and future profitability and a new Special Economic Zone permit, the distribution of income between the United States and foreign sources, tax credits and incentives, and other non-recurring discrete items.
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
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,617.8 million for the year ended December 31, 2013, compared to $2,442.0 million for the year ended December 31, 2012, an increase of $175.8 million or 7.2%. Raw materials comprise the largest component of our cost of products sold and represented 49% and 51% of total cost of products sold for the years ended December 31, 2013 and 2012, respectively. The period was impacted by increased volumes in all segments, higher staffing costs and other operating expenses. In addition, cost of products sold for the year ended December 31, 2013 was impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by continuous improvement savings.
Gross Profit. Gross profit for the year ended December 31, 2013 was $472.7 million compared to $438.9 million for the year ended December 31, 2012. As a percentage of sales, gross profit was 15.3% and 15.2% of sales for the years ended December 31, 2013 and 2012, respectively. The increase was driven by the favorable impact of continuous improvement savings and increased volumes in all segments, partially offset by customer price concessions, higher staffing costs and other operating expenses.
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
Interest Expense, net. Net interest expense of $54.9 million for the year ended December 31, 2013 resulted primarily from interest and debt issuance amortization recorded on the Senior Notes and Senior PIK Toggle Notes. Net interest expense of $44.8 million for the year ended December 31, 2012 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes.
Other Expense, net. Other expense for the year ended December 31, 2013 was $7.4 million, which consisted of $9.4 million of foreign currency losses and $1.7 million of loss on sale of receivables, which were partially offset by $3.6 million of other miscellaneous income. Other expense for the year ended December 31, 2012 was $0.1 million, which consisted of $6.8 million of foreign currency losses and $0.9 million of loss on sale of receivables, which were largely offset by $4.4 million of gains related to forward contracts and $3.3 million of other miscellaneous income.
Income Tax Expense (Benefit). Income taxes for the year ended December 31, 2013 included an expense of $45.6 million on earnings before taxes of $90.9 million. This compares to a benefit of $31.5 million and $67.3 million on earnings before taxes for the year ended December 31, 2012. Tax expense in 2013 differs from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, the distribution of income between the United States and foreign sources, tax credits and incentives, and other non-recurring discrete items.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
	(dollar amounts in thousands)
Sales to external customers
North America	$1,503,736	$1,617,981	$1,698,826
Europe	1,016,576	1,076,122	1,138,428
South America	147,408	176,540	157,561
Asia Pacific	213,182	219,899	249,172
Consolidated	$2,880,902	$3,090,542	$3,243,987
Segment profit (loss)
North America	$136,456	$134,727	$136,682
Europe	(56,626)	(40,046)	(28,062)
South America	(18,859)	(11,932)	(23,861)
Asia Pacific	6,314	8,104	3,524
Income before income taxes	$67,285	$90,853	$88,283
Year ended December 31, 2014 Compared to the Year Ended December 31, 2013.
North America. Sales for the year ended December 31, 2014 increased $80.8 million or 5.0%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by customer price concessions, the sale of our thermal and emissions product line, and unfavorable foreign exchange of $21.8 million. Segment profit for the year ended December 31, 2014 increased $2.0 million, primarily due to the favorable impact of continuous improvement savings, increased sales volume and material cost savings, partially offset by the loss on extinguishment of debt, impairment charges, customer price concessions, and higher staffing costs.

Europe. Sales for the year ended December 31, 2014 increased $62.3 million, or 5.8%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume and favorable foreign exchange of $2.5 million, which were partially offset by customer price concessions and the sale of our thermal and emissions product line. Segment loss improved by $12.0 million, primarily due to increased sales volume, and the favorable impact of continuous improvement and material cost savings, which were partially offset by the loss on extinguishment of debt, impairment charges, customer price concessions and higher staffing costs.
South America. Sales for the year ended December 31, 2014 decreased $19.0 million, or 10.8%, compared to the year ended December 31, 2013, primarily due to a decrease in sales volumes and unfavorable foreign exchange of $9.9 million. Segment loss increased by $11.9 million, primarily due to the loss on extinguishment of debt, and a decrease in sales volume.
Asia Pacific. Sales for the year ended December 31, 2014 increased $29.3 million, or 13.3%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by unfavorable foreign exchange of $2.1 million and customer price concessions. Segment profit decreased by $4.6 million, primarily due to the loss on extinguishment of debt, higher staffing costs and customer price concessions, which were partially offset by increased volumes and the favorable impact of continuous improvement and material cost savings.
Year ended December 31, 2013 Compared to the Year Ended December 31, 2012.
North America. Sales for the year ended December 31, 2013 increased $114.2 million or 7.6%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume, which was partially offset by customer price concessions and unfavorable foreign exchange of $5 million. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. Segment profit for the year ended December 31, 2013 decreased $1.7 million, primarily due to customer price concessions, higher staffing costs and other operating expenses, which were partially offset by the favorable impact of continuous improvement savings, increased sales volume and the Jyco acquisition.
Europe. Sales for the year ended December 31, 2013 increased $59.5 million, or 5.9%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume and favorable foreign exchange of $33.2 million, which were partially offset by customer price concessions. Segment loss improved by $16.6 million, primarily due to the favorable impact of continuous improvement and restructuring savings and favorable material prices, which were partially offset by customer price concessions, higher staffing and other operating expenses. In addition, an asset impairment charge of $7.3 million was recorded in 2012.
South America. Sales for the year ended December 31, 2013 increased $29.1 million, or 19.8%, compared to the year ended December 31, 2012, primarily due to an increase in sales volumes, which was partially offset by unfavorable foreign exchange of $18.1 million. Segment loss improved by $6.9 million, primarily due to increased volumes and continuous improvement savings, which were partially offset by other operating expenses. In addition, a goodwill impairment charge of $2.8 million was recorded in 2012.
Asia Pacific. Sales for the year ended December 31, 2013 increased $6.7 million, or 3.2%, compared to the year ended December 31, 2012, primarily due to an increase in sales volume, which was partially offset by unfavorable foreign exchange of $2.5 million. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. Segment profit increased by $1.8 million, primarily due to increased volumes and continuous improvement savings, which were partially offset by higher staffing costs.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2013 and 2014, we had $94.5 million and $96.0 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2013 and 2014, total accounts receivables factored were $474.2 million, and $509.3 million, respectively. Costs incurred on the sale of receivables were $2.2 million, $2.9 million and $3.3 million for the years ended December 31, 2012, 2013 and 2014, respectively. These amounts are recorded in other expense, net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under our credit agreement governing our Senior ABL Facility and Term Loan Facility.
As of December 31, 2014, we had no other material off-balance sheet arrangements.

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility, in addition to certain receivable factoring. We anticipate that funds generated by operations, cash on hand and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next twelve months. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the consolidated financial statements for additional information.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows
Operating activities. Net cash provided by operations was $171.0 million for the year ended December 31, 2014, which included $43.1 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily as a result of changes in accounts and tooling receivables and accounts payable of $29.4 million. In addition, pension contributions of $12.2 million were made during the year ended December 31, 2014. Net cash provided by operations was $133.3 million for the year ended December 31, 2013, which included $59.3 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts and tooling receivables of $81.6 million and pension contributions of $20.8 million, partially offset by increased accounts payable of $58.4 million.
Investing activities. Net cash used in investing activities was $157.4 million for the year ended December 31, 2014, which consisted primarily of $192.1 million of capital spending and $21.2 million for acquisition of businesses, offset by proceeds of $50.6 million from the sale of our thermal and emissions product line, the Australian business and the sale of investment, proceeds of $4.4 million for the sale of fixed assets and other, and a $1.0 million return on equity investments. Net cash used in investing activities was $191.1 million for the year ended December 31, 2013, which consisted primarily of $183.3 million of capital spending and $13.5 million for the Jyco acquisition, offset by a $2.1 million return on equity investments and proceeds of $3.6 million for the sale of fixed assets and other. We anticipate that we will spend approximately $185 million to $210 million on capital expenditures in 2015.
Financing activities. Net cash provided by financing activities totaled $49.4 million for the year ended December 31, 2014, which consisted primarily of $737.5 million related to the proceeds from issuance of long-term debt, $9.0 million related to the exercise of stock warrants, increase in long-term debt of $6.6 million and excess tax benefit on stock options exercised of $4.1 million, partially offset by the repurchase of the Senior Notes and the Senior PIK Toggle Notes of $675.6 million, purchase of noncontrolling interest of $18.5 million, payments on long-term debt of $4.3 million, repurchase of common stock of $5.2 million and taxes withheld and paid on employees' share based awards of $4.2 million. Net cash used in financing activities totaled $23.0 million for the year ended December 31, 2013, which consisted primarily of repurchase of common stock of $217.5 million, payment of cash dividends on our 7% preferred stock of $4.7 million and payments on long-term debt of $3.9 million, which were partially offset by proceeds of $194.4 million from the issuance of Senior PIK Toggle Notes, $11.3 million related to the exercise of stock warrants and an increase in long-term debt of $7.1 million.

Financing Arrangements
As part of our Plan of Reorganization, we issued $450 million of Senior Notes and entered into a Senior ABL Facility. On April 3, 2013, the Company issued its Senior PIK Toggle Notes as part of the financing for the purchase of shares of our common stock pursuant to the Equity Tender Offer. On April 4, 2014, the Company entered into a $750 million Term Loan Facility to refinance the Senior PIK Toggle Notes and Senior Notes. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our Senior ABL Facility. We anticipate that funds generated by operations and funds available under our Senior ABL Facility will be sufficient to meet working capital requirements for the next twelve months. Our Senior Notes, Senior ABL Facility, Senior PIK Toggle Notes and Term Loan Facility are described below. See Note 7. “Debt” to the consolidated financial statements for additional information.
Senior ABL Facility
On April 4, 2014, Cooper-Standard Holdings Inc. (“Parent”), CSA U.S. (the “Issuer” or the “US Borrower”), CSA Canada (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings BV (the “European Borrower” and, together with the US Borrower and Canadian Borrower, the “Borrowers”), and certain subsidiaries of the US Borrower entered into the Second Amended and Restated Loan and Security Agreement in connection with its Senior ABL Facility, with certain lenders, Bank of America, N.A., as agent (the “Agent”) for such lenders, Deutsche Bank Trust Company Americas, as syndication agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Second Amended and Restated Senior ABL Facility. A summary of our Senior ABL Facility is set forth below. This description is qualified in its entirety by reference to the credit agreement governing our Senior ABL Facility.
General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $180.0 million, subject to borrowing base availability, including a $60.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $75.0 million incremental loan facility, for a potential total Senior ABL Facility of $255.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2014, subject to borrowing base availability, the Company had $180.0 million in availability less outstanding letters of credit of $35.6 million.
Maturity. Any borrowings under our Senior ABL Facility will mature, and the commitments of the lenders under our Senior ABL Facility will terminate, on March 1, 2018.
Borrowing base. Loan (and letter of credit) availability under our Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our Senior ABL Facility is apportioned as follows: $150.0 million to CSA U.S., which includes a $60.0 million sublimit to Cooper-Standard Automotive International Holdings B.V. and $30.0 million to CSA Canada.
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
Our current revenue forecast for 2015 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 17.4 million units and 20.3 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 issued on April 3, 2013 to finance the purchase of our common stock pursuant to the Equity Tender Offer of the Company and the 8 1/2% Senior Notes due 2018 issued on May 11, 2010 (the "Senior Notes") as part of the Plan of Reorganization to pay certain claims in the Plan of Reorganization of Cooper-Standard Automotive Inc., including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750.0 million and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750.0 million was fully drawn to extinguish the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses. As of December 31, 2014, the principle amount of $746.3 million was outstanding. Debt issuance costs of approximately $7.9 million were incurred on this transaction, along with the original issue discount of $3.8 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of December 31, 2014, the Company had $3.3 million of unamortized original issue discount.

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
We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our Term Loan Facility and Senior ABL Facility;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2012	2013	2014
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$102.8	$47.9	$42.8
Income tax expense (benefit)	(31.5)	45.6	42.8
Interest expense, net of interest income	44.8	54.9	45.6
Depreciation and amortization	122.7	111.1	112.6
EBITDA	$238.8	$259.5	$243.8
Loss on extinguishment of debt (1)	—	—	30.5
Impairment charges (2)	10.1	—	26.3
Restructuring (3)	25.8	21.2	17.2
Gain on divestiture (4)	—	—	(14.6)
Settlement charges (5)	—	—	3.6
Stock-based compensation (6)	9.8	5.2	2.8
Retirement obligation (7)	11.5	—	—
Acquisition costs	—	0.9	0.7
Other	2.0	0.6	1.2
Adjusted EBITDA	$298.0	$287.4	$311.5

(1)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.

(2)
Impairment charges in 2012 related to goodwill of $2.8 million and fixed assets of $7.3 million. Impairment charges in 2014 related to fixed assets of $24.6 million and intangible assets of $1.7 million.

(3)	Includes non-cash restructuring and is net of non-controlling interest.

(4)	Gain on sale of thermal and emissions product line.

(5)	Settlement charges relating to the US pension plans that were amended to offer a one-time voluntary lump sum window to certain terminated vested participants.

(6)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

(7)	Executive compensation for retired CEO and recruiting costs related to search for new CEO.
Working capital
Historically, we have not generally experienced difficulties in collecting our accounts receivable, other than the dynamics associated with a global economic downturn which impact both the amount of our receivables and somewhat stresses the ability of our customers to pay within normal terms. We believe that we currently have a strong working capital position. As of December 31, 2014, we had net cash of $267.3 million.
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

The following table summarizes the total amounts due as of December 31, 2014 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Debt obligations	$742.9	$7.0	$13.9	$13.9	$708.1
Interest on debt obligations	185.8	30.2	59.4	58.2	38.0
Operating lease obligations	75.9	25.4	25.9	11.9	12.7
Other obligations (1)	80.8	67.7	6.4	4.5	2.2
Total	$1,085.4	$130.3	$105.6	$88.5	$761.0

(1)	Noncancellable purchase order commitments for capital expenditures, other borrowings and capital lease obligations.
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
We also have minimum funding requirements with respect to our pension obligations. We expect to make minimum cash contributions of approximately $3.0 million and discretionary cash contributions of approximately $5.0 million to our domestic and foreign pension plan asset portfolios in 2015. Our minimum funding requirements after 2015 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $2.8 million in 2015.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $8.7 million as of December 31, 2014 have been excluded from the contractual obligations table above. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.
In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2014 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
Raw Materials and Manufactured Components
The principal raw materials for our business include EPDM and synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. We manage the procurement of our raw materials to assure supply and to obtain the most favorable total cost of ownership. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands.
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
Goodwill. As of December 31, 2013 and 2014, we had recorded goodwill of approximately $139.7 million and $135.2 million, respectively. Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.
Our annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment for 2013 or 2014.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with ASC 360, “Property, Plant, and Equipment.” If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analyses or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Change in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. During 2014, we impaired property, plant and equipment at our European and North American facilities with a carrying value of $48.6 million to their fair value of $24.0 million, resulting in an impairment charge of $24.6 million. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 14.5% and 14% for Europe and North America, respectively.
Restructuring-Related Reserves. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 4. “Restructuring” to the consolidated financial statements for additional information.
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
Income Taxes. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. In accordance with ASC Topic 740, "Accounting for Income Taxes," we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.
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
We continue to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2014, we had valuation allowances of $144.1 million related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. Our valuation allowance increased in 2014 primarily as result of recording a valuation allowance against our net deferred tax asset in two Mexican legal entities and current year losses with no benefit in certain foreign jurisdictions. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 10. "Income Taxes" to the consolidated financial statements for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are determined as of the current year measurement date. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $6.9 million and $1.1 million, respectively, for the year ended December 31, 2014.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2014 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our expected portfolio mix of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2015 net periodic benefit cost expense by approximately $1.1 million or $1.7 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2015 net periodic benefit cost by approximately $3.4 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $80.5 million or $64.4 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $5.8 million in 2015.
The expected annual rate of increase in health care costs is approximately 6.29% for 2014 (6.44% for the United States, 6.00% for Canada) grading down to 5% in 2018, and was held constant at 5.00% for years past 2018. These trend rates were assumed to reflect market trend, actual experience and future expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2015 service and interest cost components by $0.2 million or $0.2 million, respectively and the projected benefit obligations would have increased or decreased by $3.5 million or $2.8 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $1.4 million in 2015.
The general funding policy is to contribute amounts deductible for United States federal income tax purposes or amounts required by local statute.
Recent Accounting Pronouncements
See Note 2. “Significant Accounting Policies” to the consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 20. “Fair Value of Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2014, the notional amount of these contracts was $47.0 million. As of December 31, 2014, the fair value before taxes of the Company's forward foreign exchange contracts is a liability of $1.6 million.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2014, net sales outside of the United States accounted for 73% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. At December 31, 2014, the notional amount of these contracts was $300 million. As of December 31, 2014, the fair value before taxes of the Company's interest rate swap is a liability of $1.6 million.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any derivative instruments in 2014. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2014 and 2013, and the related consolidated statements of net income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 24, 2015

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Sales	$2,880,902	$3,090,542	$3,243,987
Cost of products sold	2,442,014	2,617,804	2,734,558
Gross profit	438,888	472,738	509,429
Selling, administration & engineering expenses	281,268	293,446	301,724
Amortization of intangibles	15,456	15,431	16,437
Impairment charges	10,069	—	26,273
Restructuring	28,763	21,720	17,414
Other operating profit	—	—	(16,927)
Operating profit	103,332	142,141	164,508
Interest expense, net of interest income	(44,762)	(54,921)	(45,604)
Equity earnings	8,778	11,070	6,037
Other expense, net	(63)	(7,437)	(36,658)
Income before income taxes	67,285	90,853	88,283
Income tax expense (benefit)	(31,531)	45,599	42,810
Net income	98,816	45,254	45,473
Net (income) loss attributable to noncontrolling interests	3,988	2,687	(2,694)
Net income attributable to Cooper-Standard Holdings Inc.	$102,804	$47,941	$42,779
Net income available to Cooper-Standard Holdings Inc. common stockholders	$76,730	$35,054	$42,779

Earnings per share
Basic	$4.40	$2.39	$2.56
Diluted	$4.14	$2.24	$2.39
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$98,816	$45,254	$45,473
Other comprehensive income (loss):
Currency translation adjustment	2,051	(12,550)	(56,162)
Benefit plan liability, net of tax(1)	(36,360)	30,612	(53,455)
Fair value change of derivatives, net of tax(2)	79	(250)	(2,011)
Other comprehensive income (loss), net of tax	(34,230)	17,812	(111,628)
Comprehensive income (loss)	64,586	63,066	(66,155)
Comprehensive (income) loss attributable to noncontrolling interests	5,239	2,629	(2,615)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$69,825	$65,695	$(68,770)

(1)	Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $10,055, $(17,224) and $19,096 for the years ended December 31, 2012, 2013 and 2014, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(29), $99 and $1,253 for the years ended December 31, 2012, 2013 and 2014, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2014
(Dollar amounts in thousands except share amounts)

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$184,370	$267,270
Accounts receivable, net	365,750	377,032
Tooling receivable	156,205	124,015
Inventories	179,766	166,531
Prepaid expenses	26,940	25,626
Other	82,301	93,524
Total current assets	995,332	1,053,998
Property, plant and equipment, net	732,902	716,013
Goodwill	139,701	135,169
Intangibles, net	101,436	82,309
Deferred tax assets	34,235	41,059
Other assets	99,148	104,219
Total assets	$2,102,754	$2,132,767
Liabilities and Equity
Current liabilities:
Debt payable within one year	$28,329	$36,789
Accounts payable	355,394	322,422
Payroll liabilities	97,146	94,986
Accrued liabilities	89,302	75,005
Total current liabilities	570,171	529,202
Long-term debt	656,095	749,085
Pension benefits	151,113	191,805
Postretirement benefits other than pensions	57,224	60,287
Deferred tax liabilities	11,146	5,001
Other liabilities	36,280	44,692
Total liabilities	1,482,029	1,580,072
Redeemable noncontrolling interest	5,153	3,981
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2013, and December 31, 2014; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2013 and December 31, 2014; 18,226,223 shares issued and 16,676,539 outstanding at December 31, 2013 and 18,685,634 shares issued and 17,039,328 outstanding at December 31, 2014	17	17
Additional paid-in capital	489,052	492,959
Retained earnings	156,775	195,233
Accumulated other comprehensive loss	(27,694)	(139,243)
Total Cooper-Standard Holdings Inc. equity	618,150	548,966
Noncontrolling interests	(2,578)	(252)
Total equity	615,572	548,714
Total liabilities and equity	$2,102,754	$2,132,767
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$14,344	18,323,443	$17	$485,637	$124,674	$(12,469)	$597,859	$3,344	$601,203
Shares issued under stock option plans	—	21,356	—	(346)	—	—	(346)	—	(346)
Preferred stock redemption premium	—	—	—	—	(1,376)	—	(1,376)	—	(1,376)
Repurchase of common stock	—	(1,030,319)	(1)	(24,933)	(11,961)	—	(36,895)	—	(36,895)
Converted preferred stock shares	—	2,278	—	68	—	—	68	—	68
Stock based compensation, net	—	(40,906)	—	11,277	(672)	—	10,605	—	10,605
Preferred stock dividends	—	—	—	—	(6,764)	—	(6,764)	—	(6,764)
Accretion of redeemable noncontrolling interest	4,798	—	—	—	(4,798)	—	(4,798)	—	(4,798)
Purchase of noncontrolling interest	—	—	—	148	—	—	148	(2,148)	(2,000)
Net income (loss) for 2012	(3,688)	—	—	—	102,804	—	102,804	(300)	102,504
Other comprehensive income (loss)	(1,260)	—	—	—	—	(32,979)	(32,979)	9	(32,970)
Balance at December 31, 2012	14,194	17,275,852	16	471,851	201,907	(45,448)	628,326	905	629,231
Shares issued under stock option plans	—	32,176	—	(702)	—	—	(702)	—	(702)
Repurchase of common stock	—	(5,044,109)	(5)	(122,067)	(95,477)	—	(217,549)	—	(217,549)
Converted preferred stock shares	—	4,130,742	4	121,908	—	—	121,912	—	121,912
Warrant exercise	—	419,124	1	11,252	—	—	11,253	—	11,253
Stock based compensation, net	—	(137,246)	1	7,695	(2,011)	—	5,685	—	5,685
Preferred stock dividends	—	—	—	—	(4,454)	—	(4,454)	—	(4,454)
Remeasurement of redeemable noncontrolling interest	(8,249)	—	—	—	8,869	—	8,869	(620)	8,249
Purchase of noncontrolling interest	—	—	—	(885)	—	—	(885)	(1,026)	(1,911)
Net income (loss) for 2013	(126)	—	—	—	47,941	—	47,941	(2,561)	45,380
Other comprehensive income (loss)	(666)	—	—	—	—	17,754	17,754	724	18,478
Balance at December 31, 2013	5,153	16,676,539	17	489,052	156,775	(27,694)	618,150	(2,578)	615,572
Shares issued under stock option plans	—	42,014	—	(1,307)	—	—	(1,307)	—	(1,307)
Repurchase of common stock	—	(96,622)	—	(2,338)	(2,824)	—	(5,162)	—	(5,162)
Warrant exercise		425,886	—	9,022	—	—	9,022	—	9,022
Stock based compensation, net	—	(8,489)	—	11,458	(1,497)	—	9,961	—	9,961
Excess tax benefit on stock options	—	—	—	4,098	—	—	4,098	—	4,098
Purchase of noncontrolling interest	—	—	—	(17,026)	—	—	(17,026)	(1,461)	(18,487)
Net income (loss) for 2014	(1,110)	—	—	—	42,779	—	42,779	3,804	46,583
Other comprehensive income (loss)	(62)	—	—	—	—	(111,549)	(111,549)	(17)	(111,566)
Balance at December 31, 2014	$3,981	17,039,328	$17	$492,959	$195,233	$(139,243)	$548,966	$(252)	$548,714
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2012	2013	2014
Operating Activities:
Net income	$98,816	$45,254	$45,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,275	95,597	96,143
Amortization of intangibles	15,456	15,431	16,437
Impairment charges	10,069	—	26,273
Stock-based compensation expense	15,306	11,576	12,587
Equity earnings, net of dividends related to earnings	(5,377)	(5,723)	(3,767)
Loss on extinguishment of debt	—	—	30,488
Gain on divestitures and sale of investment	—	—	(18,809)
Deferred income taxes	(41,386)	27,479	8,816
Other	(1,269)	2,902	542
Changes in operating assets and liabilities:
Accounts and tooling receivable	(61,735)	(49,786)	(17,934)
Inventories	(2,237)	(31,823)	888
Prepaid expenses	2,969	(5,981)	277
Accounts payable	14,581	58,369	(11,460)
Accrued liabilities	(15,750)	(7,939)	(3,674)
Other	(52,317)	(22,099)	(11,231)
Net cash provided by operating activities	84,401	133,257	171,049
Investing activities:
Capital expenditures, including other intangible assets	(131,067)	(183,336)	(192,089)
Proceeds from divestitures and sale of investment	—	—	50,602
Return on equity investments	—	2,120	951
Acquisition of businesses, net of cash acquired and deposit on acquisition of business	(1,084)	(13,504)	(21,217)
Proceeds from sale of fixed assets and other	14,581	3,636	4,357
Net cash used in investing activities	(117,570)	(191,084)	(157,396)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	737,462
Repurchase of Senior Notes and Senior PIK Toggle Notes	—	—	(675,615)
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	—	194,357	—
Purchase of noncontrolling interest	(2,000)	(1,911)	(18,487)
Repurchase of common stock	(36,895)	(217,549)	(5,162)
Repurchase of preferred stock	(6,838)	—	—
Proceeds from exercise of warrants	—	11,253	9,022
Increase (decrease) in short term debt, net	(428)	(486)	334
Borrowings on long-term debt	—	7,073	6,609
Principal payments on long-term debt	(5,110)	(3,930)	(4,273)
Preferred stock cash dividends paid	(6,784)	(4,747)	—
Taxes withheld and paid on employees' share based payment awards	—	(5,985)	(4,214)
Excess tax benefits on stock options	—	—	4,098
Other	(21)	(1,122)	(363)
Net cash provided by (used in) financing activities	(58,076)	(23,047)	49,411
Effects of exchange rate changes on cash and cash equivalents	55	(5,311)	19,836
Changes in cash and cash equivalents	(91,190)	(86,185)	82,900
Cash and cash equivalents at beginning of period	361,745	270,555	184,370
Cash and cash equivalents at end of period	$270,555	$184,370	$267,270
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share and share amounts)

1. Description of Business
Description of business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”), through its wholly-owned subsidiary CSA U.S., is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems components, subsystems and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The Company believes that they are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that they manufacture and one of the largest North American producers of fluid transfer and anti-vibration systems. The Company designs and manufactures their products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 78 manufacturing locations and 19 design, engineering, administrative, logistics and transitional locations in 20 countries around the world.
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
The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally this occurs when ownership is between 20% to 50%. The cost method is followed in those situations where the Company does not have the ability to exercise significant influence over operating and financial policies, generally when ownership is less than 20%.
The Company’s investment in Nishikawa Standard Company (“NISCO”), a 40% owned joint venture in the United States, is accounted for under the equity method. This investment is included in the Company’s North America segment. This investment totaled $17,162 and $16,525 at December 31, 2013 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital. In 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital.
The Company’s investment in Huayu-Cooper Standard Sealing Systems Co. Ltd. (“Huayu”), a 47.5% owned joint venture in China, is accounted for under the equity method. This investment is included in the Company’s Asia Pacific segment. This investment totaled $29,270 and $32,120 at December 31, 2013 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2013, the Company received from Huayu a dividend of $2,094 all of which was related to earnings.
The Company’s investment in NISCO Thailand, a 20% owned joint venture in Thailand, is accounted for under the equity method. This investment is included in the Company’s Asia Pacific segment. This investment totaled $14,839 and $15,006 at December 31, 2013 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets. In 2013, the Company received from NISCO Thailand a dividend of $1,374, all of which was related to earnings. In 2014, the Company received from NISCO Thailand a dividend of $1,236, all of which was related to earnings.
The Company’s investment in Sujan Barre Thomas AVS Private Limited, a 50% owned joint venture in India, is accounted for under the equity method. This investment is included in the Company’s Europe segment. This investment totaled $3,329 and $3,183 at December 31, 2013 and 2014, respectively, and is included in other assets in the accompanying consolidated balance sheets.
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
Allowance for doubtful accounts – The allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis. The evaluation includes historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $6,317 and $4,331 at December 31, 2013 and 2014, respectively.
Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $1,839 for 2012, $3,059 for 2013 and $3,846 for 2014.
Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory in production. As of December 31, 2013 and 2014, inventories are reflected net of reserves of $19,954 and $19,930, respectively.

	December 31,
	2013	2014
Finished goods	$48,787	$45,485
Work in process	38,929	36,498
Raw materials and supplies	92,050	84,548
	$179,766	$166,531
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
Income taxes – Income tax expense in the consolidated statements of net income is calculated in accordance with ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.
Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Pre-Production Costs Related to Long Term Supply Arrangements – Costs for molds, dies, and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $2,026 and $2,955 at December 31, 2013 and 2014, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $13,786 and $12,500 at December 31, 2013 and 2014, respectively. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. Tooling receivable for customer-owned tooling for the years ended December 31, 2013 and 2014 was $156,205 and $125,380, respectively, of which $99,687 and $94,152, respectively, was not yet invoiced to the customer.
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
The Company may first assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company also has the option to bypass the qualitative assessment and proceed directly to the first step of the goodwill test. For 2014, the Company decided to bypass the qualitative assessment and proceed directly to the first step of the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The 2014 annual goodwill impairment analysis resulted in no impairment.
Revenue Recognition and Sales Commitments – Revenue is recognized when there is evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed and deliverable and collectability is reasonably assured. The Company generally enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once the Company enters into such agreements, fulfillment of its customers’ purchasing requirements can be the Company's obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by its customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognize losses as they are incurred.
The Company receives blanket purchase orders from many of its customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in the annual purchase orders as products are shipped to the customers. As part of certain agreements, the Company is asked to provide its customers with annual cost reductions. The Company accrues for such amounts as a reduction of revenue as products are shipped to the customers. In addition, the Company generally has ongoing adjustments to pricing arrangements with its customers based on the related content and cost of the products. Such pricing adjustments are recorded when probable and estimable.
Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of net income. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Research and development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $94,171 for 2012, $103,475 for 2013 and $101,982 for 2014.
Stock-based compensation – The Company measures stock-based compensation expense at fair value in accordance with U.S. GAAP and recognizes such expenses on a straight-line basis over the vesting period of the stock-based employee awards. See Note 18. “Stock-Based Compensation” for additional information.
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
Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. To achieve this principle, a company must identify the contract with a customer, identify separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. The guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is not permitted. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on a company's operations and financial results and requires expanded disclosures about discontinued operations. The guidance is effective for fiscal years beginning on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.
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
3. Acquisitions and Divestitures
In the third quarter of 2014, the Company completed the sale of its thermal and emissions product line to Halla Visteon Climate Control Corp. to allow the Company to focus resources on its four core product groups. The Company received proceeds of $44,937 and recognized a gain of $16,036, which is recorded in other operating profit in the consolidated statements of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria.
In the fourth quarter of 2014, the Company acquired the remaining 49% equity interests of Fonds de Modernisation des Equipementiers Automobiles (“FMEA”) interest in Cooper Standard France, a body sealing, anti-vibration systems and low pressure hoses joint venture for cash consideration of $18,487. This acquisition was accounted for as an equity transaction in accordance with ASC Topic 810 "Consolidations."
In 2014, the Company announced that it agreed to purchase an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co., Ltd., its joint venture with Huayu Automotive Systems Co. and made a deposit of $17,846.
In the fourth quarter of 2014, the Company acquired Cikautxo Borja, S.L.U ("Cikautxo Borja"), a manufacturer of heating and cooling hoses, for cash consideration of $3,371.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

In the fourth quarter of 2014, the Company completed the sale of its Australian business to allow the Company to focus resources on its four core product groups. The Company received proceeds of $2,449 and recognized a gain of $891, which is recorded in other operating profit in the consolidated statements of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

4. Restructuring
The following table summarizes the activity for all restructuring initiatives for the years ended December 31, 2013 and 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at December 31, 2012	$15,561	$61	$—	$15,622
Expense	17,182	3,169	1,369	21,720
Cash payments and foreign exchange translation	(18,033)	(3,214)	—	(21,247)
Utilization of reserve	—	—	(1,369)	(1,369)
Balance at December 31, 2013	$14,710	$16	$—	$14,726
Expense	3,316	14,098	—	17,414
Cash payments and foreign exchange translation	(7,189)	(14,114)	—	(21,303)
Balance at December 31, 2014	$10,837	$—	$—	$10,837
European Initiative
The Company has initiated the restructure of certain facilities in Europe. The estimated cost of this initiative is $50,000 and is expected to be completed by 2016. The following table summarizes the restructuring expense and the restructuring liability for this initiative for the years ended December 31, 2013 and 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Expense	$13,474	$623	$89	$14,186
Cash payments and foreign exchange translation	27	(623)	—	(596)
Utilization of reserve	—	—	(89)	(89)
Balance at December 31, 2013	$13,501	$—	$—	$13,501
Expense	3,418	13,457	—	16,875
Cash payments and foreign exchange translation	(6,095)	(13,457)	—	(19,552)
Balance at December 31, 2014	$10,824	$—	$—	$10,824
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on current and anticipated market demands. The estimated cost of this initiative is approximately $125,000 and is expected to be completed by 2017.
Other Initiatives
The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company's operating structure. These initiatives are substantially complete, however, the Company continues to incur costs on some of these initiatives related principally to the disposal of the respective facilities.
The following table summarizes the restructuring expense for these initiatives for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Employee separation costs	$19,935	$3,708	$(102)
Other exit costs	6,212	2,546	641
Asset impairments	4,155	1,280	—
Postretirement benefit curtailment gain	(1,539)	—	—
	$28,763	$7,534	$539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity in the restructuring liability for these initiatives for the years ended December 31, 2013 and 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at December 31, 2012	$15,561	$61	$—	$15,622
Expense	3,708	2,546	1,280	7,534
Cash payments and foreign exchange translation	(18,060)	(2,591)	—	(20,651)
Utilization of reserve	—	—	(1,280)	(1,280)
Balance at December 31, 2013	$1,209	$16	$—	$1,225
Expense	(102)	641	—	539
Cash payments and foreign exchange translation	(1,094)	(657)	—	(1,751)
Balance at December 31, 2014	$13	$—	$—	$13
5. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Estimated
	2013	2014	Useful Lives
Land and improvements	$92,605	$80,638	10 to 25 years
Buildings and improvements	210,944	222,825	10 to 40 years
Machinery and equipment	633,126	669,030	5 to 10 years
Construction in progress	168,861	133,398
	$1,105,536	$1,105,891
Accumulated depreciation	(372,634)	(389,878)
Property, plant and equipment, net	$732,902	$716,013
During 2012, the Company impaired property, plant and equipment at one of its European facilities with a carrying value of approximately $16,700 to the fair value of approximately $9,400, resulting in an impairment charge of approximately $7,300. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 15%.
During 2014, the Company impaired property, plant and equipment at certain of its European and North American facilities with a carrying value of approximately $48,600 to the fair value of approximately $24,000, resulting in an impairment charge of approximately $24,600. Fair value was determined using discounted cash flows, revenue growth of 2% and a discount rate of 14.5% and 14% for Europe and North America, respectively.
Depreciation expense totaled $107,275, $95,597 and $96,143 for the years ended December 31, 2012, 2013 and 2014, respectively.
6. Goodwill and Intangibles
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2013 and 2014 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at December 31, 2012	$115,420	$13,836	$—	$4,460	$133,716
Acquisition	4,736	—	—	781	5,517
Foreign exchange translation	(286)	624	—	130	468
Balance at December 31, 2013	$119,870	$14,460	$—	$5,371	$139,701
Acquisition	—	218	—	—	218
Divestitures	(1,746)	(595)	—	(44)	(2,385)
Foreign exchange translation	(515)	(1,717)	—	(133)	(2,365)
Balance at December 31, 2014	$117,609	$12,366	$—	$5,194	$135,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist, by reporting units determined in accordance with ASC 350, “Goodwill and Other Intangible Assets.” During the fourth quarter of 2012, the Company recorded a goodwill impairment charge of $2,787 in its South America reporting segment. This charge was due to changes in the forecast for this reporting unit resulting from launch activities and operating inefficiencies incurred in 2012 that were expected to continue into the future as additional time would be required to improve operational performance. The Company's annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment for 2013 or 2014.

Other Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2013 and 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Customer relationships	$135,483	$(46,466)	$89,017	10.1
Developed technology	9,757	(5,817)	3,940	6.2
Other	9,530	(1,051)	8,479
Balance at December 31, 2013	$154,770	$(53,334)	$101,436	9.7

Customer relationships	$133,471	$(59,773)	$73,698	10.1
Developed technology	9,252	(6,842)	2,410	6.3
Other	6,701	(500)	6,201
Balance at December 31, 2014	$149,424	$(67,115)	$82,309	10.0
During the fourth quarter of 2014, certain patents in the Company's North America segment were written down to their estimated fair values, resulting in an impairment charge of $1,700.
Amortization expense totaled $15,456, $15,431 and $16,437 for the years ended December 31, 2012, 2013 and 2014, respectively.
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2015	$14,385
2016	14,021
2017	13,326
2018	12,930
2019	12,873
7. Debt
Outstanding debt consisted of the following at December 31, 2013 and 2014:

	December 31,
	2013	2014
Term loan	$—	$742,902
Senior notes	450,000	—
Senior PIK toggle notes	196,484	—
Other borrowings	37,940	42,972
Total debt	$684,424	$785,874
Less current portion	(28,329)	(36,789)
Total long-term debt	$656,095	$749,085

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

8 1/2% Senior Notes due 2018 (“Senior Notes”)
On May 11, 2010, the Company sold $450,000 aggregate principal amount of the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Cooper-Standard Holdings Inc. and all of CSA U.S.’s wholly-owned domestic restricted subsidiaries (collectively, the “guarantors” and together with CSA U.S., the “obligors”). If CSA U.S. or any of its domestic restricted subsidiaries acquires or creates another wholly-owned domestic restricted subsidiary that guarantees certain debt of CSA U.S. or a guarantor, such newly acquired or created subsidiary is also required to guarantee the Senior Notes. The Senior Notes bear an interest rate of 8.50% and mature on May 1, 2018. Interest is payable semi-annually on May 1 and November 1.
Senior PIK Toggle Notes
On April 3, 2013, the Company issued 175,000 aggregate principal amount of its 7 3/8% Senior PIK Toggle Notes due 2018 (the “Senior PIK Toggle Notes”). The Senior PIK Toggle Notes bear an interest rate of 7.375%, mature on April 1, 2018 and were issued at an aggregate discount of $3,938. On May 20, 2013, the Company issued an additional $25,000 Senior PIK Toggle Notes. These additional Senior PIK Toggle Notes were issued at an aggregate discount of $188. All of the Senior PIK Toggle Notes were issued pursuant to an indenture dated April 3, 2013. The Company used the proceeds from the issuance of the Senior PIK Toggle Notes, together with cash on hand, to finance the purchase of shares pursuant to the Company’s cash tender offer (“Equity Tender Offer”) to purchase up to 4,651,162 shares of its common stock at a price of $43.00 per share, which settled on May 2, 2013. See Note 17. “Equity and 7% Preferred Stock” for additional information.
Prepayment of the Notes
On March 21, 2014, the Company and Cooper-Standard Automotive Inc. commenced cash tender offers for any and all of the outstanding Senior Notes and Senior PIK Toggle Notes. Approximately 49% of the Senior Notes and 99% of the Senior PIK Toggle Notes were tendered and purchased on April 4, 2014, and the funds to redeem the remainder were deposited with the Trustee. The remaining redemptions were completed on April 21, 2014 for the Senior Notes and May 5, 2014 for the Senior PIK Toggle Notes.
As a result of the purchases and redemptions, the Company recognized a loss on extinguishment of $30,488, which was primarily due to call and make-whole premiums and the write off of approximately $4,500 in original issue discount and debt issuance costs.
The Company used borrowings under the Term Loan Facility (described below), together with cash on hand, to finance the repurchase and redemption of the Senior PIK Toggle Notes and the Senior Notes.
Senior ABL Facility
On April 8, 2013, the Company and certain of its subsidiaries ("Borrowers") entered into the Amended and Restated Senior Loan and Security Agreement (the "Amended Senior ABL Facility"), with certain lenders, which amended and restated the then existing senior secured asset-based revolving credit facility of the Company, dated May 27, 2010. The Amended Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability.
On April 4, 2014, the Company and certain of its subsidiaries entered into the Second Amended and Restated Loan Agreement (the "Senior ABL Facility"), which amended and restated the Amended Senior ABL Facility, in order to permit the Term Loan Facility (described below) and other related transactions. The Senior ABL Facility continues to provide for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $60,000 letter of credit sub-facility and the same $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $105,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Borrowers and the lenders agree to fund such increase).
On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2014, subject to borrowing base availability, the Company had $180,000 in availability less outstanding letters of credit of $35,576.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Any borrowings under the Senior ABL Facility will mature, and the commitments of the lenders under the Senior ABL Facility will terminate, on March 1, 2018. Proceeds of the Senior ABL Facility may be used to issue commercial and standby letters of credit, to finance ongoing working capital needs and for general corporate purposes. Loan (and letter of credit) availability under the Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) up to the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by an independent appraisal. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the Senior ABL Facility is apportioned to the Borrowers as follows: $150,000 to CSA U.S. which includes a $60,000 sublimit to Cooper-Standard Automotive International Holdings B.V. and $30,000 to CSA Canada.
Obligations under the Senior ABL Facility and cash management arrangements and interest rate and foreign currency swaps, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”) entered into by CSA U.S. are guaranteed on a senior secured basis by the Company and all of our U.S. subsidiaries (other than CS Automotive LLC). Obligations of CSA Canada under the Senior ABL Facility and Additional ABL Secured Obligations of CSA Canada and its Canadian subsidiaries are guaranteed on a senior secured basis by the Company, its U.S. subsidiaries and CSA Canada and Canadian subsidiaries. Obligations of Cooper-Standard International Holdings BV under the Senior ABL Facility are guaranteed on a secured basis by the Company and all of our U.S. subsidiaries (other than CS Automotive LLC). The obligations under the Senior ABL Facility are secured by amongst other items (a) a first priority security interest in accounts receivable of the U.S. borrower and the U.S. guarantors arising from the sale of goods and services, and inventory, excluding certain property and subject to certain limitations (with obligations of the Canadian borrower secured also by comparable assets of the Canadian borrower and Canadian guarantors) and (b) a second priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the U.S. borrower and each of the U.S. guarantors, (ii) substantially all material owned real property located in the U.S. and equipment of the U.S. borrower and the U.S. guarantors and (iii) all other material personal property of the U.S. borrower and the U.S. guarantors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes Senior Notes of Cooper-Standard Automotive Inc. (the "Senior Notes"), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses. As of December 31, 2014, the principle amount of $746,250 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of December 31, 2014, the Company had $3,348 of unamortized original issue discount.
The Company was in compliance with all covenants of the Senior ABL Facility and Term Loan Facility as of December 31, 2014.
Other borrowings at December 31, 2013 and 2014 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the consolidated balance sheet.
The maturities of debt at December 31, 2014 are as follows:

Year	Debt and Capital Lease Obligations
2015	$36,789
2016	10,850
2017	9,467
2018	9,303
2019	9,176
Thereafter	710,289
Total	$785,874
Interest paid on third party debt was $45,752, $52,925 and $56,488 for the years ended December 31, 2012, 2013 and 2014, respectively.
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
The Company also sponsors defined contribution pension plans for certain salaried and hourly U.S. employees of the Company. Participation is voluntary. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. The Company also sponsors a retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $12,851, $13,609 and $14,489 for the years ended December 31, 2012, 2013 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following tables disclose information related to the Company’s defined benefit pension plans:

	Year Ended December 31,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$325,755	$196,071	$293,488	$196,495
Service cost	1,221	3,544	850	3,367
Interest cost	12,207	6,816	13,479	7,069
Actuarial loss (gain)	(24,197)	(6,861)	47,944	36,857
Amendments	—	2,478	—	—
Benefits paid	(21,498)	(8,209)	(14,331)	(9,588)
Foreign currency exchange rate effect	—	1,758	—	(23,226)
Curtailment/settlements	—	(271)	(19,100)	(692)
Other	—	1,169	—	438
Projected benefit obligations at end of period	$293,488	$196,495	$322,330	$210,720

Change in plan assets:
Fair value of plan assets at beginning of period	$246,529	$68,139	$269,601	$70,929
Actual return on plan assets	22,422	5,299	22,892	9,874
Employer contributions	22,148	9,301	9,800	9,979
Benefits paid	(21,498)	(8,209)	(14,331)	(9,588)
Foreign currency exchange rate effect	—	(3,159)	—	(5,842)
Settlements	—	(442)	(19,100)	(692)
Fair value of plan assets at end of period	$269,601	$70,929	$268,862	$74,660

Funded status of the plans	$(23,887)	$(125,566)	$(53,468)	$(136,060)
In September 2014, the Company announced a one-time voluntary program allowing eligible deferred vested U.S. pension participants the ability to elect to receive the value of their pension benefit, either as a lump sum payment or a monthly annuity payment. Such election settles our obligation to the electing participants. The voluntary program resulted in lump sum payments of $16,287. In addition, lump sum payments made outside of this program to certain vested U.S. participants totaled $2,813. The total of $19,100 lump sum payments were paid from plan assets. As a result of these lump sum payments, we recorded settlement losses of $3,637 in 2014 reflecting the accelerated recognition of unamortized losses in the plans proportionate to the obligation that was settled.

	Year Ended December 31,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(956)	$(4,497)	$(924)	$(4,016)
Pension benefits (long term)	(22,931)	(128,182)	(52,544)	(139,261)
Other assets	—	7,113	—	7,217
Net amount recognized at December 31	$(23,887)	$(125,566)	$(53,468)	$(136,060)
Included in cumulative other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $2,147 ($2,053 net of tax) and unrecognized actuarial losses of $111,990 ($100,024 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2015 are $263 and $3,763, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $293,488 and $186,798 at December 31, 2013 and $322,330 and $200,289 at December 31, 2014, respectively. As of December 31, 2013, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligation of $63,719 by $7,113. As of December 31, 2014, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $37,224 by $7,217.
Weighted average assumptions used to determine benefit obligations at December 31, 2013 and 2014:

	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.74%	3.79%	3.94%	2.66%
Rate of compensation increase	N/A	3.17%	N/A	3.11%
The following table provides the components of net periodic benefit cost for the plans:

	Year Ended December 31,
	2012		2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1,150	$3,126	$1,221	$3,544	$850	$3,367
Interest cost	13,902	7,793	12,207	6,816	13,479	7,069
Expected return on plan assets	(15,471)	(4,027)	(17,368)	(3,741)	(19,055)	(3,828)
Amortization of prior service cost and actuarial loss	496	377	1,375	1,315	67	894
Curtailment/settlements	80	473	783	121	3,637	444
Other	—	—	—	1,018	—	(1)
Net periodic benefit cost (income)	$157	$7,742	$(1,782)	$9,073	$(1,022)	$7,945
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2012, 2013 and 2014:

	2012		2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.63%	5.26%	3.80%	3.55%	4.68%	3.72%
Expected return on plan assets	7.25%	6.62%	7.00%	5.73%	7.15%	5.63%
Rate of compensation increase	N/A	3.69%	N/A	3.59%	N/A	3.69%
Plan Assets
To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The weighted average asset allocations for the Company’s pension plans at December 31, 2013 and 2014 by asset category are approximately as follows:

	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	28%	44%	23%	34%
Debt securities	30%	55%	33%	66%
Real estate	4%	0%	4%	0%
Balanced funds(1)	38%	0%	40%	0%
Cash and cash equivalents	0%	1%	0%	0%
	100%	100%	100%	100%
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
The following table sets forth by level, within the fair value hierarchy established by ASC 820, "Fair Value Measurement," the Company’s pension plan assets at fair value as of December 31, 2013 and December 31, 2014:

2013	Level One	Level Two	Level Three	Total
Investments
Equity securities	$43,860	$50,281	$13,548	$107,689
Debt securities	34,438	84,327	—	118,765
Real Estate	—	10,321	—	10,321
Balanced funds	37,572	62,393	3,585	103,550
Cash and cash equivalents	205	—	—	205
Total	$116,075	$207,322	$17,133	$340,530

2014	Level One	Level Two	Level Three	Total
Investments
Equity securities	$29,069	$47,702	$10,286	$87,057
Debt securities	36,391	99,869	—	136,260
Real Estate	—	11,654	—	11,654
Balanced funds	40,891	63,999	3,538	108,428
Cash and cash equivalents	123	—	—	123
Total	$106,474	$223,224	$13,824	$343,522
The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2013	$19,408
Purchases, sales and settlements, net	21
Total losses	(1,511)
Transfers into (out of) Level 3	(785)
Ending balance of assets classified as Level 3 as of December 31, 2013	$17,133
Purchases, sales and settlements, net	(2,987)
Total losses	(136)
Transfers into (out of) Level 3	(186)
Ending balance of assets classified as Level 3 as of December 31, 2014	$13,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

	U.S	Non-U.S	Total
2015	$18,418	$6,410	$24,828
2016	17,754	6,987	24,741
2017	17,772	9,222	26,994
2018	18,218	9,350	27,568
2019	18,599	10,404	29,003
2020-2024	94,536	57,427	151,963
The Company estimates it will make minimum funding cash contributions of approximately $3,000 and discretionary cash contributions of approximately $5,000 to its pension plans in 2015.
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
The following table discloses information related to the Company’s postretirement benefit plans:

	Year Ended December 31,
	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$44,063	$20,450	$35,785	$16,905
Service cost	586	659	422	545
Interest cost	1,626	738	1,589	752
Actuarial loss (gain)	(7,659)	(2,276)	2,556	3,533
Benefits paid	(2,856)	(659)	(2,624)	(668)
Plan change	—	(715)	—	—
Other	25	—	25	—
Foreign currency exchange rate effect	—	(1,292)	—	(1,580)
Benefit obligation at end of year	$35,785	$16,905	$37,753	$19,487

Funded status of the plan	$(35,785)	$(16,905)	$(37,753)	$(19,487)

Net amount recognized at December 31	$(35,785)	$(16,905)	$(37,753)	$(19,487)
Included in cumulative other comprehensive loss at December 31, 2014 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $3,280 ($2,914 net of tax) and unrecognized actuarial gains of $10,283 ($12,303 net of tax). The amounts included in cumulative other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2015 is ($1,606).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table provides the components of net periodic benefit costs for the plans:

	Year Ended December 31,
	2012		2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$542	$650	$586	$659	$422	$545
Interest cost	1,795	822	1,626	738	1,589	752
Amortization of prior service credit and recognized actuarial gain	(1,777)	(54)	(1,125)	(139)	(1,926)	(286)
Curtailment gain	(1,539)	—	—	—	—	—
Other	75	—	25	—	25	—
Net periodic benefit cost (income)	$(904)	$1,418	$1,112	$1,258	$110	$1,011
The curtailment gain for the year ended December 31, 2012 in the table above was recorded as a reduction to restructuring expense.
The following table provides weighted average assumptions used to determine benefit obligations at December 31, 2013 and 2014:

	2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.60%	4.70%	3.85%	3.90%
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2012, 2013 and 2014:

	2012		2013		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.70%	4.25%	3.80%	3.95%	4.60%	4.70%
At December 31, 2014, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2015 was 6.44% for the U.S. and 6.00% for Non-U.S. with both grading down over time to 5.00% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$247	$(218)
Effect on projected benefit obligations	3,516	(2,846)
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2015	$2,216	$626	$2,842
2016	2,269	643	2,912
2017	2,318	647	2,965
2018	2,349	648	2,997
2019	2,378	698	3,076
2020 - 2024	11,951	4,241	16,192
Other post retirement benefits recorded in the Company’s consolidated balance sheets include $7,526 and $5,836 as of December 31, 2013 and 2014, respectively, for termination indemnity plans for two of the Company’s European locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

10. Income Taxes
Components of the Company’s income (loss) before income taxes and adjustment for noncontrolling interests are as follows:

	Year Ended December 31,
	2012	2013	2014
Domestic	$69,914	$72,720	$83,577
Foreign	(2,629)	18,133	4,706
	$67,285	$90,853	$88,283
The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2012	2013	2014
Current
Federal	$2,558	$1,980	$10,655
State	480	400	1,843
Foreign	6,817	15,740	21,496
Deferred
Federal	(35,883)	18,706	17,528
State	(4,279)	1,559	40
Foreign	(1,224)	7,214	(8,752)
	$(31,531)	$45,599	$42,810
The following schedule reconciles the United States statutory federal rate to the income tax provision:

	Year Ended December 31,
	2012	2013	2014
Tax at U.S. statutory rate	$23,550	$31,798	$30,899
State and local taxes	1,469	3,196	2,203
Tax credits	(2,875)	(8,269)	(23,956)
Foreign withholding taxes	242	196	28
Effect of foreign tax rates	(6,147)	(4,536)	(767)
Tax audits & assessments	2,541	243	2,803
Valuation allowance	(57,652)	20,386	28,985
Other, net	7,341	2,585	2,615
Income tax provision	$(31,531)	$45,599	$42,810
Effective income tax rate	(46.9)%	50.2%	48.5%
Payments, net of refunds, for income taxes for the years ended December 31, 2012, 2013 and 2014 were $17,555, $7,110 and $19,152, respectively. These amounts do not include any payments or refunds of income taxes related to the US-Canada Advanced Pricing Agreement settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2014 are as follows:

	2013	2014
Deferred tax assets:
Postretirement and other benefits	$52,097	$83,003
Capitalized expenditures	3,563	1,790
Net operating loss and tax credit carryforwards	143,182	130,353
All other items	48,302	44,764
Total deferred tax assets	247,144	259,910
Deferred tax liabilities:
Property, plant and equipment	(56,200)	(36,701)
Intangibles	(32,130)	(24,698)
All other items	(3,864)	(6,261)
Total deferred tax liabilities	(92,194)	(67,660)
Valuation allowances	(122,771)	(144,080)
Net deferred tax assets	$32,179	$48,170

Net deferred taxes in the consolidated balance sheets at December 31, 2013 and 2014 are as follows:

	2013	2014
Current assets	$12,570	$15,176
Non-current assets	34,235	41,059
Current liabilities	(3,480)	(3,064)
Non-current liabilities	(11,146)	(5,001)
	$32,179	$48,170
At December 31, 2014, certain of the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $230,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Poland, Spain, India and Korea have operating losses aggregating $84,000, with expiration dates beginning in 2015. The Company has tax credit carryforwards totaling $22,500 in Poland with expiration dates beginning in 2017. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $15,800 with expiration dates beginning in 2015.
The Company continues to maintain a valuation allowance related to their net deferred tax assets in several foreign jurisdictions. As of December 31, 2014, the Company had valuation allowances of $144,080 related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. The Company’s valuation allowance increased in 2014 primarily as result of recording a valuation allowance against our net deferred tax asset in two Mexican entities and current year losses with no benefit in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
Deferred income taxes have not been provided on approximately $335,000 of undistributed earnings of foreign subsidiaries as such amounts are considered permanently reinvested. It is not practicable to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.
At December 31, 2014, the Company has $8,738 ($9,876 including interest and penalties) of total unrecognized tax benefits. Of this total, $8,738 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2013	2014
Balance at beginning of period	$3,303	$4,900	$7,012
Tax positions related to the current period
Gross additions	2,294	908	1,210
Gross reductions	—	—	—
Tax positions related to prior years
Gross additions	110	1,896	1,902
Gross reductions	(396)	(692)	(1,106)
Settlements	(411)	—	(280)
Lapses on statutes of limitations	—	—	—
Balance at end of period	$4,900	$7,012	$8,738
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. U.S. state and local jurisdictions tax claims for any taxable year prior to 2009 are generally limited to the amount of any claims they filed in the Bankruptcy Court by February 3, 2010. The Company’s major foreign jurisdictions are Brazil, Canada, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2009.
During the next twelve months, it is reasonably possible that, as a result of audit settlements, the conclusion of current examinations and the expiration of the statute of limitations in certain jurisdictions, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $2,254, of which an immaterial amount, if recognized, could impact the effective tax rate.
The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities for the years ended December 31, 2013 and 2014, $61 and $1,138 respectively, for tax related interest and penalties on its consolidated balance sheets.
11. Lease Commitments
The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $24,340, $26,853 and $31,693 for the years ended December 31, 2012, 2013 and 2014, respectively.
Future minimum payments for all non-cancelable operating leases are as follows:

Year	Minimum Future Operating Lease Commitments
2015	$25,443
2016	15,824
2017	10,111
2018	6,328
2019	5,575
Thereafter	12,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of related tax, are as follows:

	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at December 31, 2011	$15,018	$(27,658)	$—	$171	$(12,469)
Other comprehensive income (loss) before reclassifications	3,302	(35,811)	—	69	(32,440)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(549)	—	10	(539)
Net current period other comprehensive income (loss)(1)	3,302	(36,360)	—	79	(32,979)
Balance at December 31, 2012	$18,320	$(64,018)	$—	$250	$(45,448)
Other comprehensive income (loss) before reclassifications	(12,608)	29,559	—	47	16,998
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,053	—	(297)	756
Net current period other comprehensive income (loss)(1)	(12,608)	30,612	—	(250)	17,754
Balance at December 31, 2013	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive income (loss) before reclassifications	(56,083)	(53,587)	1,146	(1,857)	(110,381)
Amounts reclassified from accumulated other comprehensive income (loss)	—	132	(1,146)	(154)	(1,168)
Net current period other comprehensive income (loss)(1)	(56,083)	(53,455)	—	(2,011)	(111,549)
Balance at December 31, 2014	$(50,371)	$(86,861)	—	(2,011)	$(139,243)

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $10,055, $(17,224), and $19,096 for the years ended December 31, 2012, 2013 and 2014. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(29), $99 and $1,253 for the years ended December 31, 2012, 2013 and 2014.

(2)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on the sale of investment of $1,882, which was recorded in other expense, net, less income tax expense of $736.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 are as follows:

Details about accumulated other comprehensive income (loss) components	Gain (loss) reclassified	Location of gain (loss) reclassified into income
Fair value change of derivatives
Interest rate contracts	$—	Interest expense, net of interest income
Foreign exchange contracts	182	Cost of products sold
	182	Income before income taxes
	(28)	Income tax expense
	$154	Consolidated net income
Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$364	(1)
Actuarial losses	(61)	(1)
	303	Income before income taxes
	(435)	Income tax expense
	$(132)	Consolidated net income
Total reclassifications for the period	$22

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
Unconditional Purchase Orders
Noncancellable purchase order commitments for capital expenditures made in the ordinary course of business were $65,459 and $39,692 at December 31, 2013 and 2014, respectively.
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

Environmental
The Company is subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2014, the Company has $6,852 reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which they believe are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
14. Other Expense, net
The components of other expense, net consists of:

	Year Ended December 31,
	2012	2013	2014
Loss on extinguishment of debt	$—	$—	$(30,488)
Foreign currency losses	(6,824)	(9,415)	(7,055)
Gains (losses) related to forward contracts	4,392	80	(34)
Loss on sale of receivables	(947)	(1,702)	(1,866)
Gain on sale of investment	—	—	1,882
Miscellaneous income	3,316	3,600	903
Other expense, net	$(63)	$(7,437)	$(36,658)
15. Related Party Transactions
Sales to NISCO, a 40% owned joint venture, totaled $44,620, $47,175 and $33,195 for the years ended December 31, 2012, 2013 and 2014, respectively. In March 2012, the Company received from NISCO a dividend of $800, all of which was related to earnings. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 related to earnings and a $2,120 return of capital. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 relating to earnings and a $951 return of capital.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on investment of $1,882. The gain is recorded in other expense, net on the Company's consolidated statements of net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

16. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
For the years ended December 31, 2012 and 2013, basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% cumulative participating convertible preferred stock (“7% preferred stock”), premium paid for redemption of 7% preferred stock and undistributed earnings allocated to participating securities, by the weighted average number of shares of common stock outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding were considered participating securities. For the year ended December 31, 2014, basic net income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was antidilutive. A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Year Ended December 31,
	2012	2013	2014
Net income attributable to Cooper-Standard Holdings Inc.	$102,804	$47,941	$42,779
Less: 7% Preferred stock dividends (paid or unpaid)	(6,764)	(5,163)	—
Less: Premium paid for redemption of 7% preferred stock	(1,376)	—	—
Less: Undistributed earnings allocated to participating securities	(17,934)	(7,724)	—
Basic net income available to Cooper-Standard Holdings Inc.common stockholders	$76,730	$35,054	$42,779
Increase in fair value of share-based awards	—	205	—
Diluted net income available to Cooper-Standard Holdings Inc.common stockholders	$76,730	$35,259	$42,779

Basic weighted average shares of common stock outstanding	17,444,980	14,679,369	16,695,356
Dilutive effect of:
Restricted common stock	260,150	199,083	154,707
Restricted 7% preferred stock	42,888	16,374	—
Warrants	666,546	832,353	950,263
Options	106,121	10,385	95,763
Diluted weighted average shares of common stock outstanding	18,520,685	15,737,564	17,896,089

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$4.40	$2.39	$2.56

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$4.14	$2.24	$2.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The effect of certain common stock equivalents, including the 7% preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2012, 2013 and 2014, as inclusion would have resulted in antidilution. A summary of these 7% preferred shares (as if converted) and options are shown below:

	Year Ended December 31,
	2012	2013	2014
Number of options	519,100	537,543	461,454
Exercise price	$43.50-52.50	$25.52-52.50	$25.52-70.20
Restricted common stock	—	—	14,306
7% Preferred stock, as if converted	4,077,284	3,234,449	—
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$26,074	$12,887	$—
17. Equity and 7% Preferred Stock
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2014, an aggregate of 18,685,634 shares of its common stock were issued and 17,039,328 were outstanding.
Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of common stock are entitled to receive ratably dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The Term Loan Facility and the Senior ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.
Warrants
As of December 31, 2014, there were 1,574,743 outstanding, exercisable into 1,579,467 shares of common stock. The warrants are exercisable into shares of common stock at an exercise price of $27.25 per share or on a cashless (net share settlement) basis and are subject to certain customary anti-dilution protections. The warrants may be exercised at any time prior to the close of business on November 27, 2017. The warrants are not redeemable. Warrant holders do not have any rights or privileges of holders of common stock until they exercise their warrants and receive shares of common stock.
7% Preferred Stock
On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock was converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock, or into an aggregate of 3,518,366 shares of common stock. On the conversion date, the shares of common stock were issued and the shares of 7% preferred stock were canceled and all rights of holders of 7% preferred stock were terminated. Shares of 7% preferred stock that were converted and canceled were restored to the status of authorized but unissued preferred stock of the Company.
The following table summarizes the Company’s 7% preferred stock activity for the year ended December 31, 2013:

	Preferred Shares	Preferred Stock
Balance at December 31, 2012	958,333	$121,649
Stock-based compensation	—	824
Converted preferred stock shares	(952,972)	(121,912)
Repurchased preferred stock shares	(4,363)	(561)
Forfeited shares	(998)	—
Balance at December 31, 2013	—	$—
There was no activity in the Company's 7% preferred stock during 2014.

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
18. Stock-Based Compensation
The Company measures stock-based compensation expense at fair value in accordance with the provisions of U.S. GAAP and recognizes such expense on a straight-line basis over the vesting period of the stock-based employee awards.
In 2010, the Company adopted the 2010 Cooper-Standard Holdings Inc. Management Incentive Plan (the “Management Incentive Plan”). In 2011, the Company’s Board of Directors approved adoption of the 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, 3,450,000 shares of common stock are authorized for awards granted under the plan. The Omnibus Plan replaced the Management Incentive Plan and provides for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units, restricted preferred stock, incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
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
A summary of stock option transactions and related information for the year ended December 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,019,733	$37.10
Granted	167,200	$66.34
Exercised	(116,732)	$28.34
Forfeited	(48,457)	$43.00
Outstanding at December 31, 2014	1,021,744	$42.61	6.7	$15,601
Exercisable at December 31, 2014	447,854	$33.76	5.4	$10,804
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2013 and 2014 was $19.45, $13.95 and $20.91, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2013 and 2014 was $1,326, $2,588 and $3,448, respectively.
The aggregate intrinsic value in the table above represents the total excess of the $57.88 closing price of Cooper-Standard Holdings Inc. common stock on the last trading day of 2014 over the exercise price of the stock option, multiplied by the related number of options exercised, outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in fair market value of the Company’s common stock.
Total compensation expense recognized for stock options amounted to $4,097, $3,815 and $4,354 for the years ended December 31, 2012, 2013 and 2014, respectively. As of December 31, 2014, unrecognized compensation expense for stock options amounted to $5,687. Such cost is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

For 2012, the Company used expected volatility of similar entities to develop the expected volatility. For 2013 and 2014, expected volatility was based on the historical volatility of the Company’s common stock. The expected option life was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. Fair value of the shares that are accounted for under ASC 718, "Compensation-Stock Compensation," was estimated at the date of the grant using the Black-Scholes option pricing model and the following assumptions were used for the 2012, 2013 and 2014 grants:

	2012	2013	2014
Expected volatility	53.6% - 58.74%	28.43% - 29.03%	27.96% - 28.32%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	5.0 - 6.25	6.0	6.0
Risk-free rate	1.0% - 1.6%	0.9% - 1.8%	1.9% - 2.0%
Restricted Common Stock, Restricted Common Units and Performance Units. The fair value of the restricted common stock, restricted common units and performance units is determined based on the closing price of the common stock on the date of grant. The restricted common stock, restricted common units and performance units vest over three or four years.
A summary of restricted common stock, restricted common units and performance units transactions and related information for the year ended December 31, 2014 is presented below:

	Restricted Common Stock, Restricted Common Units and Performance Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	382,281	$39.13
Granted	225,556	$63.94
Vested	(133,877)	$35.41
Forfeited	(32,272)	$47.64
Non-vested at December 31, 2014	441,688	$52.35
The weighted-average grant date fair value of restricted common stock, restricted common units and performance units granted during the years ended December 31, 2012, 2013 and 2014 was $41.93, $43.46 and $63.94, respectively. The total fair value of restricted common stock and restricted common units vested during the years ended December 31, 2012, 2013 and 2014 was $5,734, $7,343 and $4,740, respectively. No performance units vested during 2014.
Total compensation expense recognized for restricted common stock, restricted common units and performance units amounted to $8,245, $6,967 and $8,233 for the years ended December 31, 2012, 2013 and 2014, respectively. As of December 31, 2014, unrecognized compensation expense for restricted common stock, restricted common units and performance units amounted to $10,780. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted Preferred Stock. Restricted preferred stock vest over three or four years from the date of grant. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. In the fourth quarter of 2013, all non-vested restricted shares of preferred stock were converted to non-vested restricted shares of common stock.
There were no restricted shares of preferred stock granted during the years ended December 31, 2012, 2013 and 2014. The total fair value of restricted preferred stock vested during the years ended December 31, 2012 and 2013 was $1,463 and $1,462, respectively. No shares of restricted preferred stock vested during 2014.

Total compensation expense recognized for restricted preferred stock totaled $1,471, $794 for the years ended December 31, 2012 and 2013, respectively. There was no compensation expense recognized for the year ended December 31, 2014. As of December 31, 2014, there was no unrecognized compensation expense for restricted preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

19. Business Segments
ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal products within each of these segments are sealing systems, fuel and brake delivery systems, fluid transfer systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s business segments are consistent with those described in Note 2. “Significant Accounting Policies.”

The following table details information on the Company’s business segments:

	Year Ended December 31,
	2012	2013	2014
Sales to external customers
North America	$1,503,736	$1,617,981	$1,698,826
Europe	1,016,576	1,076,122	1,138,428
South America	147,408	176,540	157,561
Asia Pacific	213,182	219,899	249,172
Consolidated	$2,880,902	$3,090,542	$3,243,987

Intersegment sales
North America	$8,157	$11,674	$14,135
Europe	9,003	8,916	9,111
South America	187	—	—
Asia Pacific	7,699	9,457	6,380
Eliminations and other	(25,046)	(30,047)	(29,626)
Consolidated	$—	$—	$—

Segment profit (loss)
North America	$136,456	$134,727	$136,682
Europe	(56,626)	(40,046)	(28,062)
South America	(18,859)	(11,932)	(23,861)
Asia Pacific	6,314	8,104	3,524
Income before income taxes	$67,285	$90,853	$88,283

Restructuring cost included in segment profit (loss)
North America	$856	$2,033	$105
Europe	27,582	19,061	16,866
South America	—	—	—
Asia Pacific	325	626	443
Consolidated	$28,763	$21,720	$17,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2012	2013	2014
Net interest expense included in segment profit
North America	$17,011	$21,239	$15,219
Europe	18,273	20,089	16,619
South America	2,685	5,702	5,698
Asia Pacific	6,793	7,891	8,068
Consolidated	$44,762	$54,921	$45,604

Depreciation and amortization expense
North America	$59,375	$56,302	$54,056
Europe	49,216	39,447	40,812
South America	6,879	7,380	7,645
Asia Pacific	7,261	7,899	10,067
Consolidated	$122,731	$111,028	$112,580
Capital expenditures
North America	$58,326	$71,616	$68,077
Europe	41,351	72,900	76,989
South America	17,350	13,084	11,787
Asia Pacific	7,130	20,309	21,261
Eliminations and other	3,910	5,427	13,975
Consolidated	$128,067	$183,336	$192,089

		December 31,
		2013	2014
Segment assets
North America		$866,847	$885,242
Europe		680,920	591,743
South America		138,469	105,547
Asia Pacific		243,736	300,302
Eliminations and other		172,782	249,933
Consolidated		$2,102,754	$2,132,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Geographic information for revenues, based on country of origin, and long-lived assets is as follows:

	Year Ended December 31,
	2012	2013	2014
Revenues
United States	$802,079	$841,781	$872,112
Canada	275,386	291,984	318,159
Mexico	426,272	484,216	508,555
Germany	243,853	243,388	254,977
France	322,499	320,626	312,706
Poland	183,586	228,581	270,497
Other	627,227	679,966	706,981
Consolidated	$2,880,902	$3,090,542	$3,243,987

		December 31,
		2013	2014
Tangible long-lived assets
United States		$157,788	$158,451
Canada		61,396	48,871
Mexico		61,618	70,885
Germany		124,449	98,511
France		66,903	59,596
Poland		79,402	79,362
Other		181,346	200,337
Consolidated		$732,902	$716,013
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2012, 2013 and 2014 are as follows:

	2012 Percentage of Net Sales	2013 Percentage of Net Sales	2014 Percentage of Net Sales
Customer
Ford	25%	25%	24%
General Motors	13%	12%	16%
Fiat Chrysler Automobiles	12%	12%	13%
20. Fair Value of Financial Instruments
Fair values of the Senior Notes approximated $477,000 at December 31, 2013, based on quoted market prices, compared to the recorded value of $450,000. During the second quarter of 2014, the Company extinguished its Senior Notes (see Note 7. "Debt" for additional details). This fair value measurement was classified within Level 1 of the fair value hierarchy.
Fair values of the Senior PIK Toggle Notes approximated $197,466 at December 31, 2013 based on quoted market prices, compared to the recorded value of $196,484. During the second quarter of 2014, the Company extinguished its Senior PIK Toggle Notes (see Note 7. "Debt" for additional details). This fair value measurement was classified within Level 1 of the fair value hierarchy.
Fair values of the Term Loan Facility approximated $723,401 at December 31, 2014 based on quoted market prices, compared to the recorded value of $742,902. This fair value measurement was classified within Level 1 of the fair value hierarchy.

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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, accrued liabilities and other long-term liabilities. The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and Canadian Dollar and the Euro against the Czech Koruna, the Polish Zloty, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of December 31, 2014, the notional amount of these contracts was $46,996. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $(182) for the year ended December 31, 2014. The amount to be reclassified in the next twelve months is expected to be approximately $1,629. These foreign currency derivative contracts consist of hedges of transactions up to December 2015.
Interest rate swaps – In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2014, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount to be reclassified in the next twelve months is expected to be approximately $751.
The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2013 and 2014 are as follows:

	December 31, 2013	December 31, 2014
Other current assets:
Forward foreign exchange contracts	$—	$370
Other assets:
Interest rate swaps	—	19
Total assets	$—	$389

Accrued liabilities:
Forward foreign exchange contracts	$—	$(1,999)
Interest rate swaps	—	(751)
Other liabilities:
Interest rate swaps	—	(903)
Total liabilities	$—	$(3,653)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Undesignated Derivatives
The Company had undesignated derivative forward contracts to hedge currency risk of the Euro against the Polish Zloty. The forward contracts were used to mitigate the potential volatility of cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. These foreign currency derivative contracts related to hedge transactions through April 2014. The gain or loss on the forward contracts is reported as a component of other expense, net. The gain (loss) amounted to $80 and $(34) for the years ended December 31, 2013 and 2014, respectively.
Fair Value Measurements
ASC 820, "Fair Value Measurement," clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2013 and 2014, are shown below:

	December 31, 2013	December 31, 2014	Input
Forward foreign exchange contracts - other current assets	$36	$370	Level 2
Forward foreign exchange contracts - accrued liabilities	(1)	(1,999)	Level 2
Interest rate swaps - other assets	—	19	Level 2
Interest rate swaps - other current liabilities	—	(751)	Level 2
Interest rate swaps - other liabilities	—	(903)	Level 2
Items measured at fair value on a non-recurring basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis see Note 2. “Significant Accounting Policies,” Note 3. “Acquisitions and Divestitures,” Note 4. “Restructuring,” Note 5. “Property, Plant and Equipment,” and Note 6. “Goodwill and Intangibles.”
21. Selected Quarterly Information (Unaudited)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	747,577	784,707	764,057	794,201
Gross profit	120,313	132,264	115,029	105,132
Net income (loss)	19,873	26,146	20,286	(21,051)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	20,701	27,432	20,596	(20,788)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	15,300	20,552	15,144	(21,381)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.92	$1.45	$1.16	$(1.44)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.86	$1.34	$1.08	$(1.44)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	837,606	857,553	780,954	767,874
Gross profit	134,259	146,109	111,253	117,808
Net income (loss)	21,357	14,252	22,230	(12,366)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	19,735	13,194	22,666	(12,816)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	19,735	13,194	22,666	(12,816)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$1.18	$0.78	$1.33	$(0.79)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$1.10	$0.72	$1.23	$(0.79)
22. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the Senior ABL Facility and the Term Loan Facility.
At December 31, 2013 and 2014, the Company had $94,546 and $95,951, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $474,233 and $509,308 for the years ended December 31, 2013 and 2014. Costs incurred on the sale of receivables were $2,216, $2,876 and $3,322 for the years ended December 31, 2012, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.
At December 31, 2013 and 2014, the Company had $9,159 and $8,292, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within 1 year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $89,642 and $58,837 for the years ended December 31, 2013 and 2014, respectively. Costs incurred on the sale of receivables were $340, $432 and $417 for the years ended December 31, 2012, 2013 and 2014, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2012	$3.0	0.8	0.6	(0.7)	3.7
Year ended December 31, 2013	$3.7	3.9	(0.3)	(1.0)	6.3
Year ended December 31, 2014	$6.3	1.3	(0.7)	(2.6)	4.3
(1) Primarily foreign currency translation.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity (2)	Deductions
Tax valuation allowance
Year ended December 31, 2012	$152.4	(57.7)	2.6	—	$97.3
Year ended December 31, 2013	$97.3	20.4	5.1	—	$122.8
Year ended December 31, 2014	$122.8	29.0	(7.7)	—	$144.1
(2) Includes foreign currency translation.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended (the “Exchange Act”)) as of December 31, 2014. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”
Audit Committee
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.
Compliance with Section 16(a) of The Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Code of Ethics
The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.
Item 11.        Executive Compensation
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

10.1*
Credit Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 2 LLC, CS Intermediate HoldCo 1 LLC, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K Filed April 8, 2014).

10.2*
Second Amended and Restated Loan Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed April 8, 2014).

10.3*
Amendment No. 1 to Second Amended and Restated Loan Agreement, dated as of June 11, 2014, among CS Intermediate HoldCo 1 LLC, CS Intermediate HoldCo 2 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., the other guarantors party thereto, certain lenders thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2014).

Exhibit No.	Description of Exhibit
10.4*
Amended and Restated Loan and Security Agreement, dated April 8, 2013, by and among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., Cooper-Standard Automotive International Holdings B.V., Cooper-Standard Automotive Canada Limited and Bank of America, N.A., individually and as agent (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed with the Commission on April 10, 2013).

10.5**†
Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008), as amended by the Second Amendment to Employment Agreement dated January 26, 2015.

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

10.14*†
2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.15*†
Amended and Restated 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.16*†
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

10.20*†
Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.21*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

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

10.27*†
Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011 (incorporated by reference to Exhibit 10.30 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.28*†
Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Management Directors) (incorporated by reference to Exhibit 10.31 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.29*†
Service Contract between CSA Germany Verwaltungs GmbH and Juan Fernando de Miguel Posada dated March 1, 2013 (incorporated by reference to Exhibit 10.26 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

Exhibit No.	Description of Exhibit

10.30*†
International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.27 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.31*†
Offer Letter between Matthew W. Hardt and Cooper-Standard Automotive Inc. dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed on January 27, 2015).

10.32*†
Cooper-Standard Automotive Inc. Long-Term Incentive Plan, Amended and Restated effective as of January 1, 2014 (incorporated by reference to Exhibit 10.28 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.33*†
Cooper-Standard Automotive Inc. Annual Incentive Plan, Amended and Restated effected as of January 1, 2014 (incorporated by reference to Exhibit 10.29 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.34**†	Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.35**†	Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock).

10.36**†	Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

10.37**†	Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash).

10.38**†	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.39**†	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock).

10.40**†	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

10.41**†	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash).

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit
31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-OxleyAct of 2002).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Previously filed.
**    Filed herewith.
***    Submitted electronically with the Report.
†    Management contracts and compensation plans or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: February 24, 2015	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 24, 2015 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer
Jeffrey S. Edwards

/s/ Allen J. Campbell	Chief Financial Officer (Principal Financial Officer)
Allen J. Campbell

/s/ Helen T. Yantz	Chief Accounting Officer (Principal Accounting Officer)
Helen T. Yantz

/s/ Glenn R. August	Director
Glenn R. August

/s/ Larry J. Jutte	Director
Larry J. Jutte

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ Kenneth L. Way	Director
Kenneth L. Way