Form 10-Q
period 2015-03-31
Cooper-Standard Holdings Inc.
filed 2015-05-08
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 29, 2015 there were 17,082,177 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2015

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2014	2015
Sales	$837,606	$800,050
Cost of products sold	703,347	669,178
Gross profit	134,259	130,872
Selling, administration & engineering expenses	79,571	76,311
Amortization of intangibles	4,436	3,548
Restructuring	3,089	18,840
Operating profit	47,163	32,173
Interest expense, net of interest income	(15,008)	(9,157)
Equity earnings	1,236	1,776
Other income, net	30	11,077
Income before income taxes	33,421	35,869
Income tax expense	12,064	14,741
Net income	21,357	21,128
Net income attributable to noncontrolling interests	(1,622)	(141)
Net income attributable to Cooper-Standard Holdings Inc.	$19,735	$20,987

Earnings per share:
Basic	$1.18	$1.23
Diluted	$1.10	$1.15

Comprehensive income (loss)	$20,730	$(22,756)
Comprehensive income attributable to noncontrolling interests	(1,798)	(250)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$18,932	$(23,006)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2014	March 31, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,270	$194,434
Accounts receivable, net	377,032	468,647
Tooling receivable	124,015	125,840
Inventories	166,531	178,946
Prepaid expenses	25,626	39,684
Other	93,524	69,955
Total current assets	1,053,998	1,077,506
Property, plant and equipment, net	716,013	763,593
Goodwill	135,169	150,037
Intangibles, net	82,309	88,695
Deferred tax assets	41,059	49,886
Other assets	104,219	83,643
Total assets	$2,132,767	$2,213,360

Liabilities and Equity
Current liabilities:
Debt payable within one year	$36,789	$54,992
Accounts payable	322,422	364,183
Payroll liabilities	94,986	110,593
Accrued liabilities	75,005	92,271
Total current liabilities	529,202	622,039
Long-term debt	749,085	745,388
Pension benefits	191,805	175,256
Postretirement benefits other than pensions	60,287	57,985
Deferred tax liabilities	5,001	27,185
Other liabilities	44,692	43,583
Total liabilities	1,580,072	1,671,436
Redeemable noncontrolling interest	3,981	—
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2014, and March 31, 2015; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2014 and March 31, 2015; 18,685,634 shares issued and 17,039,328 outstanding at December 31, 2014 and 18,727,915 shares issued and 17,081,609 outstanding at March 31, 2015	17	17
Additional paid-in capital	492,959	497,529
Retained earnings	195,233	216,011
Accumulated other comprehensive loss	(139,243)	(183,236)
Total Cooper-Standard Holdings Inc. equity	548,966	530,321
Noncontrolling interests	(252)	11,603
Total equity	548,714	541,924
Total liabilities and equity	$2,132,767	$2,213,360
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2015
Operating Activities:
Net income	$21,357	$21,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	23,816	23,051
Amortization of intangibles	4,436	3,548
Stock-based compensation expense	3,906	2,629
Equity earnings, net of dividends related to earnings	1,033	141
Gain on remeasurement of previously held equity interest	—	(11,622)
Deferred income taxes	6,830	1,754
Other	(881)	(207)
Changes in operating assets and liabilities	(56,626)	(49,962)
Net cash provided by (used in) operating activities	3,871	(9,540)
Investing activities:
Capital expenditures	(63,817)	(51,315)
Acquisition of business, net of cash acquired	—	(24,442)
Return on equity investments	951	—
Proceeds from sale of fixed assets and other	2,125	2,237
Net cash used in investing activities	(60,741)	(73,520)
Financing activities:
Increase (decrease) in short-term debt, net	2,289	(2,416)
Borrowings on long-term debt	4,435	—
Principal payments on long-term debt	(121)	(1,891)
Debt issuance costs	(671)	—
Purchase of noncontrolling interests	—	(1,262)
Proceeds from exercise of warrants	4,571	—
Taxes withheld and paid on employees' share based payment awards	(866)	(992)
Other	(61)	(148)
Net cash provided by (used in) financing activities	9,576	(6,709)
Effects of exchange rate changes on cash and cash equivalents	969	16,933
Changes in cash and cash equivalents	(46,325)	(72,836)
Cash and cash equivalents at beginning of period	184,370	267,270
Cash and cash equivalents at end of period	$138,045	$194,434
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper-Standard,” “we,” “our,” or “us”), through its wholly-owned subsidiary Cooper-Standard Automotive Inc., is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer and anti-vibration systems components, subsystems, and modules. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2015 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements from an asset to a direct deduction from the related debt liability. This guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU amends the consolidation guidance under U.S. GAAP. This guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement: Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from U.S. GAAP. The guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance is currently effective for the first interim period within annual reporting periods beginning after December 15, 2016 (although in April 2015 the FASB proposed delaying the effective date of this ASU to fiscal years beginning after December 15, 2017). Early adoption is not permitted. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

operations. The Company adopted this guidance effective January 1, 2015. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
2. Acquisitions
In the first quarter of 2015, the Company acquired the remaining equity interests of Metzler Automotive Profiles India Private Limited (26%) and Cooper Standard Jingda Changchun Automotive Co., Ltd. (20%) for a combined cash consideration of $1,262. These acquisitions were accounted for as equity transactions in accordance with ASC Topic 810 "Consolidations."
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. ("Shenya") for cash consideration of $59,320, with the final payment of $9,954 made in the second quarter of 2015. The Company now owns 95% of Shenya. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Shenya are included in the Company’s consolidated financial statements from the date of acquisition, February 27, 2015. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The fair value of the equity interest prior to the date of acquisition was $41,378, resulting in a gain of $11,622 recorded in other income, net for the three months ended March 31, 2015. The fair value of the Company's previous 47.5% equity interest, 47.5% purchased and 5% noncontrolling interest in Shenya were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following table summarizes the estimated fair value of Shenya assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$7,079
Accounts receivable	24,197
Inventories	13,772
Prepaid expenses	13,045
Other current assets	21,189
Property, plant, and equipment	79,869
Goodwill	16,628
Intangibles	12,299
Other assets	14,200
Total assets acquired	202,278
Debt payable within one year	19,164
Accounts payable	41,059
Other current liabilities	16,950
Other liabilities	13,256
Total liabilities assumed	90,429
Noncontrolling interest	11,368
Net assets acquired including noncontrolling interest	$100,481
Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of the assets acquired and liabilities assumed, adjusted to estimated fair values. The Company has estimated the fair value of property, plant and equipment, intangibles, other long-lived assets and noncontrolling interest based upon financial estimates and projections prepared in conjunction with the transaction. These estimates are preliminary and may change in the future as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

information becomes available from third party valuations. The value assigned to all assets and liabilities did not exceed the acquisition price, therefore goodwill and intangibles were recorded related to this transaction as of March 31, 2015.
3. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2015 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2015	$117,609	$12,366	$—	$5,194	$135,169
Acquisition	—	—	—	16,628	16,628
Foreign exchange translation	(497)	(1,422)	—	159	(1,760)
Balance at March 31, 2015	$117,112	$10,944	$—	$21,981	$150,037
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of March 31, 2015.
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2014 and March 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$133,471	$(59,773)	$73,698
Developed technology	9,252	(6,842)	2,410
Other	6,701	(500)	6,201
Balance at December 31, 2014	$149,424	$(67,115)	$82,309

Customer relationships	$141,613	$(61,327)	$80,286
Developed technology	8,820	(6,800)	2,020
Other	10,893	(4,504)	6,389
Balance at March 31, 2015	$161,326	$(72,631)	$88,695
Amortization expense totaled $4,436 and $3,548 for the three months ended March 31, 2014 and 2015, respectively. Amortization expense is estimated to be approximately $14,666 for the year ending December 31, 2015.
4. Restructuring
European Initiative
The Company has implemented a restructuring initiative of certain facilities in Europe based on current and anticipated market demands. The estimated cost of this initiative is approximately $125,000 and is expected to be completed by 2017. The company has recognized $18,374 of costs related to this initiative. The restructuring effort aims to further improve the Company's European capability by removing excess capacity, improving cost structure and shifting some production to its Eastern European facilities. Actions include consolidation of operations to improve efficiencies and closure or downsizing of certain facilities with high costs and unutilized capacity in Western Europe, including Germany and France. A previous European restructuring initiative has been combined with this new initiative. The following table summarizes the restructuring expense for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Employee separation costs	$—	$14,004
Other exit costs	2,431	4,370
	$2,431	$18,374

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity in the restructuring liability for this initiative for the three months ended March 31, 2015:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2015	$10,824	$—	$—	$10,824
Expense	14,004	4,370	—	18,374
Cash payments and foreign exchange translation	(2,377)	(3,104)	—	(5,481)
Balance at March 31, 2015	$22,451	$1,266	$—	$23,717
North America Initiative
In the first quarter of 2015, the Company initiated the restructure of a facility in North America. The estimated cost of this initiative is $8,500 and is expected to be completed in 2015. For the three months ended March 31, 2015, the Company has recorded $417 of other exit costs related to this initiative. As of March 31, 2015, there was no liability associated with this initiative.
Other Initiatives
The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company's operating structure. These initiatives are substantially complete, however, the Company continues to incur costs on some of these initiatives related principally to the disposal of the respective facilities. For the three months ended March 31, 2014, the Company recorded $242 of employee separation costs and $416 of other exit costs related to these initiatives. For the three months ended March 31, 2015, the Company recorded $49 of employee separation costs related to these initiatives. As of March 31, 2015, there was a liability of $12 associated with these initiatives.
5. Inventories
Inventories were comprised of the following at December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
Finished goods	$45,485	$47,217
Work in process	36,498	40,342
Raw materials and supplies	84,548	91,387
	$166,531	$178,946
In connection with the acquisition of Shenya, inventory was written up by $1,414 to fair value in the first quarter of 2015. Such inventory was sold as of March 31, 2015 and recorded as an increase to cost of products sold.
6. Debt
Outstanding debt consisted of the following at December 31, 2014 and March 31, 2015:

	December 31, 2014	March 31, 2015
Term loan	$742,902	$741,161
Other borrowings	42,972	59,219
Total debt	$785,874	$800,380
Less current portion	(36,789)	(54,992)
Total long-term debt	$749,085	$745,388
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
On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of March 31, 2015, subject to borrowing base availability, the Company had $180,000 in availability under the Senior ABL Facility supporting outstanding letters of credit of $35,576.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company (the "Senior PIK Toggle Notes") and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the "Senior Notes"), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn. As of March 31, 2015, the principal amount of $744,375 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of March 31, 2015, the Company had $3,214 of unamortized original issue discount.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost (income) for the three months ended March 31, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$861	$232	$889
Interest cost	3,370	1,802	3,084	1,295
Expected return on plan assets	(4,764)	(958)	(4,421)	(860)
Amortization of prior service cost and recognized actuarial loss	16	231	276	679
Other	—	—	—	120
Net periodic benefit cost (income)	$(1,165)	$1,936	$(829)	$2,123

	Other Postretirement Benefits
	Three Months Ended March 31,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$106	$136	$109	$98
Interest cost	397	188	353	175
Amortization of prior service credit and recognized actuarial gain	(481)	(71)	(396)	(5)
Other	6	—	6	—
Net periodic benefit cost	$28	$253	$72	$268

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
The effective tax rate for the three months ended March 31, 2015 was 41% as compared to 36% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is higher as a result of losses due to restructuring in foreign jurisdictions where we did not record a tax benefit due to valuation allowances offset by a discrete benefit on the remeasurement of the Company's investment in Shenya. The income tax rate for the three months ended March 31, 2015 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, a discrete benefit on the remeasurement of the Company's investment in Shenya, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2015, net of related tax, are as follows:

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

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(74). Other comprehensive income (loss) related to the unrealized gain on investment securities is net of a tax effect of $(703). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(59).

	Three Months Ended March 31, 2015
	Cumulative currency translation adjustment(2)	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2015	$(50,371)	$(86,861)	$(2,011)	$(139,243)
Other comprehensive income (loss) before reclassifications	(47,261)	5,377	(683)	(42,567)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,909)	384	99	(1,426)
Net current period other comprehensive income (loss)(1)	(49,170)	5,761	(584)	(43,993)
Balance at March 31, 2015	$(99,541)	$(81,100)	$(2,595)	$(183,236)

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(280). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $536.

(2)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2015 are as follows:

	Gain (loss) reclassified
	Three Months Ended March 31,
Details about accumulated other comprehensive income (loss) components	2014	2015	Location of gain (loss) reclassified into income
Cumulative currency translation adjustment	—	1,609	Other income, net

Fair value change of derivatives
Foreign exchange contracts	$(7)	$(168)	Cost of products sold
	(7)	(168)	Income before income taxes
	2	69	Income tax expense
	$(5)	$(99)	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$82	$87	(1)
Actuarial gains (losses)	224	(612)	(1)
	306	(525)	Income before income taxes
	(140)	141	Income tax expense
	$166	$(384)	Consolidated net income

Total reclassifications for the period	$161	$1,126

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the three months ended March 31, 2015:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2015	$548,966	$(252)	$548,714	$3,981
Net income (loss)	20,987	186	21,173	(45)
Warrant exercise	24	—	24	—
Other comprehensive income (loss)	(43,993)	109	(43,884)	—
Stock-based compensation, net	1,546	—	1,546	—
Acquisition of Shenya	—	11,368	11,368	—
Shares issued under stock option plans	(71)	—	(71)	—
Purchase of noncontrolling interest	2,862	192	3,054	(3,936)
Equity at March 31, 2015	$530,321	$11,603	$541,924	$—

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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2014	2015
Net income attributable to Cooper-Standard Holdings Inc.	$19,735	$20,987

Increase in fair value of share-based awards	—	5
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$19,735	$20,992

Basic weighted average shares of common stock outstanding	16,656,600	17,037,283
Dilutive effect of:
Restricted common stock	151,772	195,035
Warrants	1,038,338	795,897
Options	73,561	209,237
Diluted weighted average shares of common stock outstanding	17,920,271	18,237,452

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.18	$1.23

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.10	$1.15
The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended March 31,
	2014	2015
Number of options	479,211	303,300
Exercise price	$25.52-66.23	$56.27-70.20
Restricted common stock	70,420	—
11. Stock-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $3,906 and $2,629 for the three months ended March 31, 2014 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

12. Other Income, Net
The components of other income, net are as follows:

	Three Months Ended March 31,
	2014	2015
Gain on remeasurement of previously held equity interest	$—	$11,622
Foreign currency gains (losses)	532	(248)
Losses related to forward contracts	(38)	—
Loss on sale of receivables	(464)	(297)
Other income, net	$30	$11,077
13. Related Party Transactions
Sales to Nishikawa Standard Company ("NISCO"), a 40% owned joint venture, totaled $10,850 and $7,914 for the three months ended March 31, 2014 and 2015, respectively. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital. In March 2015, the Company received from NISCO a dividend of $680, all of which was related to earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

14. Business Segments
ASC 280, “Segment Reporting,” establishes the standards for reporting information about operating segments in financial statements. In applying the criteria set forth in ASC 280, the Company has determined that it operates in four reportable segments, North America, Europe, South America and Asia Pacific. The Company’s principal product lines within each of these segments are sealing systems, fuel and brake delivery systems, fluid transfer systems, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.
The following tables detail information on the Company’s business segments:

	Three Months Ended March 31,
	2014	2015
Sales to external customers:
North America	$432,605	$417,362
Europe	308,161	266,829
South America	39,766	30,178
Asia Pacific	57,074	85,681
Consolidated	$837,606	$800,050
Intersegment sales:
North America	$3,359	$4,050
Europe	2,227	2,973
South America	—	—
Asia Pacific	1,847	1,178
Eliminations and other	(7,433)	(8,201)
Consolidated	$—	$—
Segment profit (loss):
North America	$38,460	$43,012
Europe	(3,182)	(4,438)
South America	(2,507)	(5,131)
Asia Pacific	650	2,426
Income before income taxes	$33,421	$35,869
Restructuring cost included in segment profit (loss):
North America	$98	$417
Europe	2,863	18,423
South America	—	—
Asia Pacific	128	—
Consolidated	$3,089	$18,840

	December 31, 2014	March 31, 2015
Segment assets:
North America	$885,242	$886,568
Europe	591,743	584,297
South America	105,547	90,372
Asia Pacific	300,302	471,842
Eliminations and other	249,933	180,281
Consolidated	$2,132,767	$2,213,360

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

15. Financial Instruments
Fair values of the Term Loan Facility approximated $723,401 and $737,455 at December 31, 2014 and March 31, 2015, respectively, based on quoted market prices, compared to the recorded value of $742,902 and $741,161 at December 31, 2014 and March 31, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and Canadian Dollar and the Euro against the Czech Koruna, the Polish Zloty, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of March 31, 2015, the notional amount of these contracts was $44,365. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $168 for the three months ended March 31, 2015. These foreign currency derivative contracts consist of hedges of transactions up to December 2015.
Interest Rate Swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of March 31, 2015, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount to be reclassified in the next twelve months is expected to be approximately $1,519.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2014 and March 31, 2015 are as follows:

	December 31, 2014	March 31, 2015
Other current assets:
Forward foreign exchange contracts	$370	$928
Interest rate swaps	—	26
Other assets:
Interest rate swaps	19	80
Total assets	$389	$1,034

Accrued liabilities:
Forward foreign exchange contracts	$(1,999)	$(1,435)
Interest rate swaps	(751)	(1,545)
Other liabilities:
Interest rate swaps	(903)	(2,439)
Total liabilities	$(3,653)	$(5,419)
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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2014 and March 31, 2015, are shown below:

	December 31, 2014	March 31, 2015	Input
Forward foreign exchange contracts - other current assets	$370	$928	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,999)	(1,435)	Level 2
Interest rate swaps - other current assets	—	26	Level 2
Interest rate swaps - other assets	19	80	Level 2
Interest rate swaps - other current liabilities	(751)	(1,545)	Level 2
Interest rate swaps - other liabilities	(903)	(2,439)	Level 2
Items measured at fair value on a non-recurring basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see Note 2. "Acquisitions" and Note 4. “Restructuring.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

16. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the Term Loan Facility and Senior ABL Facility, as amended.
At December 31, 2014 and March 31, 2015, the Company had $95,951 and $72,763, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $139,130 and $79,799 for the three months ended March 31, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $798 and $631 for the three months ended March 31, 2014 and 2015, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).
At December 31, 2014 and March 31, 2015, the Company had $8,292 and $4,833, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $15,695 and $7,918 for the three months ended March 31, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $92 and $48 for the three months ended March 31, 2014 and 2015, respectively. These amounts are recorded in other income, net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements” below) and in our 2014 Annual Report (see Item 1A. Risk Factors).
Business Environment and Outlook
Our business is directly affected by the automotive build rates in North America, Europe, South America and Asia Pacific. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends, government and tax incentives, as well as life expectancy.
Details on light vehicle production in certain regions for the three months ended March 31, 2014 and 2015 are provided in the following table:

(In millions of units)	2014(1,2)	2015(1)	% Change
North America	4.2	4.3	2.3%
Europe	5.2	5.2	0.1%
South America	0.9	0.8	(17.2)%
Asia Pacific	11.4	11.5	1.1%

(1)	Production data based on IHS Automotive, March 2015.

(2)	Production data for 2014 has been updated to reflect actual production levels.
The expected annualized light vehicle production volumes for 2015, compared to the actual production volumes for 2014 are provided in the following table:

(In millions of units)	2014(1)	2015(1)	% Change
North America	17.0	17.4	2.4%
Europe	20.2	20.0	(0.6)%
South America	3.8	3.6	(5.0)%
Asia Pacific	44.5	45.9	3.2%

(1)	Production data based on IHS Automotive, March 2015.
The expected light vehicle production volume for the second quarter of 2015, compared to the actual production volumes for the second quarter of 2014 are provided in the following table:

(In millions of units)	Q2 2014(1)	Q2 2015(1)	% Change
North America	4.4	4.5	2.8%
Europe	5.4	5.2	(3.0)%
South America	0.9	0.9	(0.4)%
Asia Pacific	11.0	11.2	1.9%

(1)	Production data based on IHS Automotive, March 2015.
Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. Automotive suppliers with a global manufacturing footprint capable of fully servicing customers around the world will continue to shape the success of suppliers going forward.

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
Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price concessions. Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. These pricing and market pressures, along with reduced production volumes in certain regions, continue to drive our focus on reducing our overall cost structure through lean initiatives, capital redeployment, restructuring and other cost management processes.

Results of Operations

	Three Months Ended March 31,
	2014	2015
	(dollar amounts in thousands)
Sales	$837,606	$800,050
Cost of products sold	703,347	669,178
Gross profit	134,259	130,872
Selling, administration & engineering expenses	79,571	76,311
Amortization of intangibles	4,436	3,548
Restructuring	3,089	18,840
Operating profit	47,163	32,173
Interest expense, net of interest income	(15,008)	(9,157)
Equity earnings	1,236	1,776
Other income, net	30	11,077
Income before income taxes	33,421	35,869
Income tax expense	12,064	14,741
Net income	21,357	21,128
Net income attributable to noncontrolling interests	(1,622)	(141)
Net income attributable to Cooper-Standard Holdings Inc.	$19,735	$20,987
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Sales. Sales were $800.1 million for the three months ended March 31, 2015 compared to $837.6 million for the three months ended March 31, 2014, a decrease of $37.5 million, or 4.5%. Sales were impacted by unfavorable foreign exchange of $77.0 million, decreased volumes in North America and South America and customer price concessions. These items were partially offset by increased volumes in Europe and Asia Pacific and our Shenya acquisition.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $669.2 million for the three months ended March 31, 2015 compared to $703.3 million for the three months ended March 31, 2014, a decrease of $34.1 million, or 4.8%. Raw materials comprise the largest component of our cost of products sold and represented approximately 49% and 50% of total cost of products sold for the three months ended March 31, 2014 and 2015, respectively. The three months ended March 31, 2015 was impacted by decreased volumes in North America and South America and continuous improvement savings. These items were partially offset by increased volumes in Europe and Asia Pacific and our Shenya acquisition.
Gross Profit. Gross profit for the three months ended March 31, 2015 was $130.9 million compared to $134.3 million for the three months ended March 31, 2014, a decrease of $3.4 million, or 2.5%. As a percentage of sales, gross profit was 16.0% and 16.4% for the three months ended March 31, 2014 and 2015, respectively. The increase in gross profit margin was driven primarily by increased continuous improvement and material cost savings and increased volumes in Europe and Asia Pacific.

These items were partially offset by unfavorable foreign exchange and decreased volumes in North America and South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended March 31, 2015 was $76.3 million, compared to $79.6 million for the three months ended March 31, 2014, but remained flat at 9.5% of sales.
Restructuring. Restructuring charges were $18.8 million for the three months ended March 31, 2015, compared to $3.1 million for the three months ended March 31, 2014. The increase is primarily due to expenses incurred related to our recently announced European restructuring initiative.
Interest Expense, Net. Net interest expense of $9.2 million for the three months ended March 31, 2015 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility. Net interest expense of $15.0 million for the three months ended March 31, 2014 consisted primarily of interest and debt issuance amortization recorded on the Senior Notes and Senior PIK Toggle Notes.
Other Income, Net. Other income for the three months ended March 31, 2015 was $11.1 million, which consisted of the gain from the remeasurement of previously held equity interest in Shenya of $11.6 million, partially offset by $0.5 million for foreign currency losses and a loss on sale of receivables. Other income for the three months ended March 31, 2014 consisted primarily of foreign currency gains of $0.5 million and loss on sale of receivables of $0.5 million.
Income Tax Expense. For the three months ended March 31, 2015, we recorded an income tax expense of $14.7 million on earnings before income taxes of $35.9 million. This compares to an income tax expense of $12.1 million on earnings before income taxes of $33.4 million for the same period of 2014. The higher effective tax rate for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is a result of losses due to restructuring in foreign jurisdictions where we cannot record a tax benefit due to valuation allowances offset by a discrete benefit on the remeasurement of the Company's investment in Shenya. The income tax rate for the three months ended March 31, 2015 varies from statutory rates due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, a discrete benefit on the remeasurement of the Company's investment in Shenya, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
	(dollar amounts in thousands)
Sales to external customers
North America	$432,605	$417,362
Europe	308,161	266,829
South America	39,766	30,178
Asia Pacific	57,074	85,681
Consolidated	$837,606	$800,050

Segment profit (loss)
North America	$38,460	$43,012
Europe	(3,182)	(4,438)
South America	(2,507)	(5,131)
Asia Pacific	650	2,426
Income before income taxes	$33,421	$35,869
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
North America. Sales for the three months ended March 31, 2015 decreased $15.2 million, or 3.5%, compared to the three months ended March 31, 2014, primarily due to unfavorable foreign exchange of $9.5 million, a decrease in sales volume, and customer price concessions. Segment profit for the three months ended March 31, 2015 increased by $4.6 million, primarily due to the favorable impact of continuous improvement and material cost savings, partially offset by decreased sales volume, unfavorable foreign exchange and customer price concessions.
Europe. Sales for the three months ended March 31, 2015 decreased $41.3 million, or 13.4%, compared to the three months ended March 31, 2014, primarily due to unfavorable foreign exchange of $58.8 million and customer price concessions, partially offset by an increase in sales volume. Segment loss increased by $1.3 million, primarily due to the unfavorable foreign exchange, higher staffing costs, and customer price concessions, partially offset by the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our Europe entities, continuous improvement and material cost savings and increased sales volume.
South America. Sales for the three months ended March 31, 2015 decreased $9.6 million, or 24.1%, compared to the three months ended March 31, 2014, primarily due to unfavorable foreign exchange of $7.3 million and a decrease in sales volume. Segment loss for the three months ended March 31, 2015 increased by $2.6 million, primarily due to unfavorable foreign exchange, decrease in sales volume and higher other operating expenses.
Asia Pacific. Sales for the three months ended March 31, 2015 increased $28.6 million, or 50.1%, compared to the three months ended March 31, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and increased sales volume. Segment profit for the three months ended March 31, 2015 increased $1.8 million, primarily due to increased sales volume, the Shenya acquisition and the favorable impact of continuous improvement and material cost savings, partially offset by customer price concessions and higher other operating expense.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations, cash on hand and borrowings under our Senior ABL Facility, in addition to certain receivable factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 6. “Debt” to the condensed consolidated financial statements for additional information.

Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows
Operating Activities. Net cash used in operations was $9.5 million for the three months ended March 31, 2015, which included $50.0 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable and accrued liabilities. Net cash provided by operations was $3.9 million for the three months ended March 31, 2014, which included $56.6 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $73.5 million for the three months ended March 31, 2015, which consisted primarily of $51.3 million of capital spending and $24.4 million for the Shenya acquisition, offset by proceeds of $2.2 million for the sale of fixed assets and other. Net cash used in investing activities was $60.7 million for the three months ended March 31, 2014, which consisted primarily of $63.8 million of capital spending, offset by a $1.0 million return on equity investments and proceeds of $2.1 million from the sale of fixed assets and other. We anticipate that we will spend approximately $185.0 million to $200.0 million on capital expenditures in 2015.
Financing Activities. Net cash used in financing activities totaled $6.7 million for the three months ended March 31, 2015, which consisted primarily of an increase in short term debt of $2.4 million, payments on long-term debt of $1.9 million and taxes withheld and paid on employees' share based awards of $1.0 million, and the the purchase of noncontrolling interests $1.3 million. Net cash provided by financing activities totaled $9.6 million for the three months ended March 31, 2014, which consisted primarily of $4.6 million related to the exercise of stock warrants and increases in short and long-term debt of $2.3 million and $4.4 million, respectively, partially offset by taxes withheld and paid on employees' share based awards of $0.9 million and debt issuance costs of $0.7 million.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2014	2015
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$19.7	$21.0
Income tax expense	12.1	14.7
Interest expense, net of interest income	15.0	9.2
Depreciation and amortization	28.3	26.6
EBITDA	$75.1	$71.5
Gain on remeasurement of previously held equity interest (1)	—	(11.6)
Restructuring (2)	3.0	18.8
Inventory write-up (3)	—	1.4
Stock-based compensation (4)	2.1	—
Acquisition costs	—	0.6
Other	0.4	0.1
Adjusted EBITDA	$80.6	$80.8

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Includes non-cash restructuring and is net of noncontrolling interest.

(3)	Write-up of inventory to fair value for the Shenya acquisition.

(4)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
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
The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: prolonged or material contractions in automotive sales and production volumes, the Company's liquidity, the viability of the Company's supply base and the financial conditions of the Company's customers; loss of large customers or significant platforms; foreign currency exchange rate fluctuations; the Company’s substantial indebtedness; the Company's ability to obtain financing in the future; ability to generate sufficient cash to service all of the Company's indebtedness; operating and financial restrictions imposed on the Company by the credit agreements governing the Company’s term loan and ABL facilities; underfunding of pension plans; availability and increasing volatility in costs of manufactured components and raw materials; escalating pricing pressures; the Company's ability to meet significant increases in demand; the Company's ability to successfully compete in the automotive parts industry; risks associated with the Company's non-U.S. operations; ability to control the operations of the Company's joint ventures for the Company’s sole benefit; effectiveness of continuous improvement programs and other cost savings plans; product liability, warranty and recall claims that may be brought against the Company; work stoppages or other labor conditions; natural disasters; ability to meet the Company's customers' needs for new and improved products on a timely or cost-effective basis; the possibility that the Company's acquisition strategy may not be successful; the ability of the Company's intellectual property portfolio to withstand legal challenges; a disruption in, or the inability to successfully implement upgrades to, the Company's information technology systems; compliance with environmental, health and safety laws and other laws and regulations; the volatility of the Company's annual effective tax rate; significant changes in discount rates and the actual return on pension assets and other factors; the possibility of future impairment charges to the Company's goodwill and long-lived assets; the concentration of stock ownership which may allow a few owners to exert significant control over the Company; stock volatility; and dependence on the Company's subsidiaries for cash to satisfy the obligations of the holding Company. See Item 1A. Risk Factors, in our 2014 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2014 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. During the quarter ended March 31, 2015, the Company completed the purchase of Shenya and is currently integrating Shenya into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Shenya from management's evaluation of internal controls over financial reporting as of March 31, 2015.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2015, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

Item 1A.    Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2014 Annual Report which could materially impact our business, financial condition or future results. Risks disclosed in the 2014 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

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
The following table presents repurchases of common stock during the period covered by this Report:

2015	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1 - January 31	100	$54.74	—	$40.2
February 1 - February 28	60	$56.86	—	$40.2
March 1 - March 31	18,493	$53.64	—	$40.2
Total	18,653	$53.65	—	$40.2

(1)
18,653 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash/50% stock).

10.2*	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 8, 2015	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

May 8, 2015	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

May 8, 2015	/S/ HELEN T. YANTZ
Date	Helen T. Yantz Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash/50% stock).

10.2*	Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.