Form 10-Q
period 2015-06-30
Cooper-Standard Holdings Inc.
filed 2015-07-31
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 27, 2015 there were 17,278,537 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2015

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Sales	$857,553	$860,821	$1,695,159	$1,660,871
Cost of products sold	711,444	706,863	1,414,791	1,376,041
Gross profit	146,109	153,958	280,368	284,830
Selling, administration & engineering expenses	81,873	84,079	161,244	160,390
Amortization of intangibles	3,997	3,672	8,433	7,220
Restructuring	3,756	7,429	6,845	26,269
Operating profit	56,483	58,778	103,846	90,951
Interest expense, net of interest income	(10,919)	(9,268)	(25,927)	(18,425)
Equity earnings	1,745	1,355	2,981	3,131
Other income (expense), net	(28,633)	2,111	(28,803)	13,188
Income before income taxes	18,676	52,976	52,097	88,845
Income tax expense	4,424	16,442	16,488	31,183
Net income	14,252	36,534	35,609	57,662
Net income attributable to noncontrolling interests	(1,058)	(38)	(2,680)	(179)
Net income attributable to Cooper-Standard Holdings Inc.	$13,194	$36,496	$32,929	$57,483

Earnings per share:
Basic	$0.78	$2.14	$1.96	$3.37
Diluted	$0.72	$1.98	$1.82	$3.14

Comprehensive income	$18,619	$42,435	$39,349	$19,679
Comprehensive income attributable to noncontrolling interests	(1,034)	(49)	(2,832)	(299)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$17,585	$42,386	$36,517	$19,380
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2014	June 30, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,270	$204,810
Accounts receivable, net	377,032	468,502
Tooling receivable	124,015	145,334
Inventories	166,531	182,840
Prepaid expenses	25,626	34,842
Other	93,524	76,244
Total current assets	1,053,998	1,112,572
Property, plant and equipment, net	716,013	785,322
Goodwill	135,169	151,978
Intangibles, net	82,309	80,308
Deferred tax assets	41,059	43,921
Other assets	104,219	86,659
Total assets	$2,132,767	$2,260,760

Liabilities and Equity
Current liabilities:
Debt payable within one year	$36,789	$60,259
Accounts payable	322,422	347,246
Payroll liabilities	94,986	120,392
Accrued liabilities	75,005	101,994
Total current liabilities	529,202	629,891
Long-term debt	749,085	743,445
Pension benefits	191,805	178,159
Postretirement benefits other than pensions	60,287	58,595
Deferred tax liabilities	5,001	17,497
Other liabilities	44,692	42,014
Total liabilities	1,580,072	1,669,601
Redeemable noncontrolling interest	3,981	—
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2014, and June 30, 2015; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2014 and June 30, 2015; 18,685,634 shares issued and 17,039,328 outstanding at December 31, 2014 and 18,919,531 shares issued and 17,273,225 outstanding at June 30, 2015	17	17
Additional paid-in capital	492,959	504,022
Retained earnings	195,233	252,473
Accumulated other comprehensive loss	(139,243)	(177,346)
Total Cooper-Standard Holdings Inc. equity	548,966	579,166
Noncontrolling interests	(252)	11,993
Total equity	548,714	591,159
Total liabilities and equity	$2,132,767	$2,260,760
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2015
Operating Activities:
Net income	$35,609	$57,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,293	48,754
Amortization of intangibles	8,433	7,220
Stock-based compensation expense	7,829	4,964
Equity earnings, net of dividends related to earnings	(712)	(1,214)
Loss on extinguishment of debt	30,488	—
Gain on divestiture	(1,882)	—
Gain on remeasurement of previously held equity interest	—	(14,199)
Deferred income taxes	3,284	1,457
Other	(297)	823
Changes in operating assets and liabilities	(76,846)	(48,863)
Net cash provided by operating activities	54,199	56,604
Investing activities:
Capital expenditures	(110,827)	(95,904)
Acquisition of business, net of cash acquired	—	(34,396)
Return on equity investments	951	—
Proceeds from sale of investment	3,216	—
Proceeds from sale of fixed assets and other	2,173	2,220
Net cash used in investing activities	(104,487)	(128,080)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	738,865	—
Repurchase of Senior Notes and Senior PIK Toggle Notes	(675,615)	—
Increase (decrease) in short-term debt, net	(394)	1,509
Borrowings on long-term debt	6,497	—
Principal payments on long-term debt	(125)	(3,931)
Purchase of noncontrolling interests	—	(1,262)
Proceeds from exercise of warrants	6,892	—
Taxes withheld and paid on employees' share based payment awards	(3,842)	(1,121)
Other	(317)	(133)
Net cash provided by (used in) financing activities	71,961	(4,938)
Effects of exchange rate changes on cash and cash equivalents	1,342	13,954
Changes in cash and cash equivalents	23,015	(62,460)
Cash and cash equivalents at beginning of period	184,370	267,270
Cash and cash equivalents at end of period	$207,385	$204,810
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2015 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory at the lower of cost and net realizable value. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements from an asset to a direct deduction from the related debt liability. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU amends the consolidation guidance under U.S. GAAP. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement: Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from U.S. GAAP. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of this guidance to annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the original effective date of annual and interim reporting periods beginning after December 15, 2016. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

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
2. Acquisitions
In the first quarter of 2015, the Company acquired the remaining equity interests of Metzler Automotive Profiles India Private Limited (26%) and Cooper Standard Jingda Changchun Automotive Co., Ltd. (20%) for a combined cash consideration of $1,262. These acquisitions were accounted for as equity transactions in accordance with ASC Topic 810 “Consolidations.”
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320. The final payment of $9,954 related to this acquisition was made in the second quarter of 2015. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Shenya are included in the Company’s consolidated financial statements from the date of acquisition, February 27, 2015. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The fair value of the equity interest prior to the date of acquisition was $41,378, resulting in a gain of $14,199 recorded in other income (expense), net for the six months ended June 30, 2015. The fair value of the Company's previous 47.5% equity interest, 47.5% purchased and 5% noncontrolling interest in Shenya were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following table summarizes the estimated fair value of Shenya assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$7,079
Accounts receivable	24,197
Inventories	12,708
Prepaid expenses	13,045
Other current assets	21,189
Property, plant, and equipment	80,914
Goodwill	18,066
Intangibles	7,367
Other assets	14,311
Total assets acquired	198,876
Debt payable within one year	19,164
Accounts payable	41,059
Other current liabilities	16,599
Other liabilities	9,864
Total liabilities assumed	86,686
Noncontrolling interest	11,709
Net assets acquired including noncontrolling interest	$100,481
Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values, which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

the estimated fair value of the assets acquired and liabilities assumed. The Company has estimated the fair value of property, plant and equipment, intangibles, other long-lived assets, certain liabilities and noncontrolling interest based upon financial estimates and projections prepared in conjunction with the transaction. These estimates are preliminary and may change in the future as information becomes available from third party valuations. The value assigned to all assets and liabilities did not exceed the acquisition price, therefore goodwill was recorded related to this transaction.
3. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2015 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2015	$117,609	$12,366	$—	$5,194	$135,169
Acquisition	—	—	—	18,066	18,066
Foreign exchange translation	(420)	(1,025)	—	188	(1,257)
Balance at June 30, 2015	$117,189	$11,341	$—	$23,448	$151,978
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of June 30, 2015.
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2014 and June 30, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$133,471	$(59,773)	$73,698
Developed technology	9,252	(6,842)	2,410
Other	6,701	(500)	6,201
Balance at December 31, 2014	$149,424	$(67,115)	$82,309

Customer relationships	$137,227	$(64,901)	$72,326
Developed technology	8,941	(7,186)	1,755
Other	10,777	(4,550)	6,227
Balance at June 30, 2015	$156,945	$(76,637)	$80,308
Amortization expense totaled $3,997 and $3,672 for the three months ended June 30, 2014 and 2015, respectively, and $8,433 and $7,220 for the six months ended June 30, 2014 and 2015, respectively. Amortization expense is estimated to be approximately $14,500 for the year ending December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

4. Restructuring
European Initiative
The Company has implemented a restructuring initiative of certain facilities in Europe based on current and anticipated market demands. The estimated cost of this initiative is approximately $125,000 and is expected to be completed by 2018. The Company has recognized $24,500 of costs related to this initiative since initiation in the first quarter of 2015. The restructuring effort aims to further improve the Company's European capability by removing excess capacity, improving cost structure and shifting some production to its Eastern European facilities. Actions include consolidation of operations to improve efficiencies and closure or downsizing of certain facilities with high costs and unutilized capacity in Western Europe, including Germany and France. A previous European restructuring initiative has been combined with this new initiative. The following table summarizes the restructuring expense for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Employee separation costs	$1,043	$1,063	$1,043	$15,067
Other exit costs	2,919	4,635	5,351	9,005
Asset impairments	—	428	—	428
	$3,962	$6,126	$6,394	$24,500
The following table summarizes the activity in the restructuring liability for this initiative for the six months ended June 30, 2015:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2015	$10,824	$—	$—	$10,824
Expense	15,067	9,005	428	24,500
Cash payments and foreign exchange translation	(3,585)	(7,598)	(428)	(11,611)
Balance at June 30, 2015	$22,306	$1,407	$—	$23,713
North America Initiative
In the first quarter of 2015, the Company initiated the restructure of a facility in North America. The estimated cost of this initiative is $8,500 and is expected to be completed in 2016. For the three and six months ended June 30, 2015, the Company has recorded $1,303 and $1,720 of other exit costs, respectively, related to this initiative. As of June 30, 2015, there was no liability associated with this initiative.
Other Initiatives
The Company implemented several restructuring initiatives in prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company's operating structure. These initiatives are substantially complete, however, the Company continues to incur costs on some of these initiatives related principally to the disposal of certain facilities. For the three and six months ended June 30, 2014, the Company reversed costs related to changes in estimates of $(206) and incurred costs of $451, respectively, related to these initiatives. For the six months ended June 30, 2015, the Company incurred costs of $49 related to these initiatives. No expense was recorded for the three months ended June 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

5. Inventories
Inventories were comprised of the following at December 31, 2014 and June 30, 2015:

	December 31, 2014	June 30, 2015
Finished goods	$45,485	$52,760
Work in process	36,498	42,332
Raw materials and supplies	84,548	87,748
	$166,531	$182,840
In connection with the acquisition of Shenya, inventory was written up by $1,414 to fair value in the first quarter of 2015. Such inventory was sold as of March 31, 2015 and recorded as an increase to cost of products sold.
6. Debt
Outstanding debt consisted of the following at December 31, 2014 and June 30, 2015:

	December 31, 2014	June 30, 2015
Term loan	$742,902	$739,420
Other borrowings	42,972	64,284
Total debt	$785,874	$803,704
Less current portion	(36,789)	(60,259)
Total long-term debt	$749,085	$743,445
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
On April 4, 2014, the Company and certain of its subsidiaries entered into the Second Amended and Restated Loan Agreement (the “Senior ABL Facility”), which amended and restated the Amended Senior ABL Facility, in order to permit the Term Loan Facility (described below) and other related transactions. The Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $60,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $105,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase).
On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of June 30, 2015, subject to borrowing base availability, the Company had $180,000 in availability under the Senior ABL Facility less outstanding letters of credit of $33,066.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company (the “Senior PIK Toggle Notes”) and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the “Senior Notes”), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn. As of June 30, 2015, the principal amount of $742,500 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of June 30, 2015, the Company had $3,080 of unamortized original issue discount.
7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost (income) for the three and six months ended June 30, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$867	$232	$876
Interest cost	3,370	1,812	3,084	1,289
Expected return on plan assets	(4,764)	(972)	(4,421)	(869)
Amortization of prior service cost and recognized actuarial loss	16	230	276	668
Other	—	—	—	121
Net periodic benefit cost (income)	$(1,165)	$1,937	$(829)	$2,085

	Pension Benefits
	Six Months Ended June 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$426	$1,728	$464	$1,765
Interest cost	6,740	3,614	6,168	2,584
Expected return on plan assets	(9,528)	(1,930)	(8,842)	(1,729)
Amortization of prior service cost and recognized actuarial loss	32	461	552	1,347
Other	—	—	—	241
Net periodic benefit cost (income)	$(2,330)	$3,873	$(1,658)	$4,208

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$106	$138	$109	$99
Interest cost	397	190	353	176
Amortization of prior service credit and recognized actuarial gain	(481)	(73)	(396)	(5)
Other	6	—	6	—
Net periodic benefit cost	$28	$255	$72	$270

	Other Postretirement Benefits
	Six Months Ended June 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$212	$274	$218	$197
Interest cost	794	378	706	351
Amortization of prior service credit and recognized actuarial gain	(962)	(144)	(792)	(10)
Other	12	—	12	—
Net periodic benefit cost	$56	$508	$144	$538

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
The effective tax rate for the three and six months ended June 30, 2015 was 31% and 35%, respectively. The effective rate for the three and six months ended June 30, 2014 was 24% and 32%, respectively. The effective tax rate for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 is higher primarily due to the tax benefits related to the loss on extinguishment of debt recorded discretely in the three months ended June 30, 2014 which are not reflected in the effective tax rate for the three and six months ended June 30, 2015. The income tax rate for the three and six months ended June 30, 2015 varies from statutory rates due to the impact of discrete items in the quarter, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 and 2015, net of related tax, are as follows:

	Three Months Ended June 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (1)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at April 1, 2014	$3,692	$(33,413)	$1,146	$78	$(28,497)
Other comprehensive income (loss) before reclassifications	5,591	175	—	76	5,842
Amounts reclassified from accumulated other comprehensive income (loss)	—	(251)	(1,146)	(55)	(1,452)
Net current period other comprehensive income (loss)(2)	5,591	(76)	(1,146)	21	4,390
Balance at June 30, 2014	$9,283	$(33,489)	$—	$99	$(24,107)

(1)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on sale of investment of $1,882, which is recorded in other expense, net, less income tax expense of $736.

(2)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(20). Other comprehensive income (loss) related to the unrealized gain on investment securities is net of a tax effect of $736. Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(22).

	Three Months Ended June 30, 2015
	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at April 1, 2015	$(99,541)	$(81,100)	$(2,595)	$(183,236)
Other comprehensive income (loss) before reclassifications(1)	7,177	(1,355)	(436)	5,386
Amounts reclassified from accumulated other comprehensive income (loss)	—	415	89	504
Net current period other comprehensive income (loss)(2)	7,177	(940)	(347)	5,890
Balance at June 30, 2015	$(92,364)	$(82,040)	$(2,942)	$(177,346)

(1)	Cumulative currency translation adjustment includes $385 of other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(264). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $124.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Six Months Ended June 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (1)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2014	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive income (loss) before reclassifications	3,571	334	1,146	149	5,200
Amounts reclassified from accumulated other comprehensive income (loss)	—	(417)	(1,146)	(50)	(1,613)
Net current period other comprehensive income (loss)(2)	3,571	(83)	—	99	3,587
Balance at June 30, 2014	$9,283	$(33,489)	$—	$99	$(24,107)

(1)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on sale of investment of $1,882, which is recorded in other expense, net, less income tax expense of $736.

(2)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(94). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(81).

	Six Months Ended June 30, 2015
	Cumulative currency translation adjustment (1)	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2015	$(50,371)	$(86,861)	$(2,011)	$(139,243)
Other comprehensive income (loss) before reclassifications(2)	(40,384)	4,021	(1,119)	(37,482)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,609)	800	188	(621)
Net current period other comprehensive income (loss)(3)	(41,993)	4,821	(931)	(38,103)
Balance at June 30, 2015	$(92,364)	$(82,040)	$(2,942)	$(177,346)

(1)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(2)	Cumulative currency translation adjustment includes $13,933 of other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature.

(3)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(544). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $660.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2015 are as follows:

	Gain (loss) reclassified
	Three Months Ended June 30,		Six Months Ended June 30,
Details about accumulated other comprehensive income (loss) components	2014	2015	2014	2015	Location of gain (loss) reclassified into income
Cumulative currency translation adjustment	$—	$—	$—	$1,609	Other income, net

Fair value change of derivatives
Foreign exchange contracts	$81	$(122)	$74	$(290)	Cost of products sold
	81	(122)	74	(290)	Income before income taxes
	(26)	33	(24)	102	Income tax expense
	$55	$(89)	$50	$(188)	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$169	$85	$251	$172	(1)
Actuarial gains (losses)	226	(652)	450	(1,265)	(1)
	395	(567)	701	(1,093)	Income before income taxes
	(144)	152	(284)	293	Income tax expense
	$251	$(415)	$417	$(800)	Consolidated net income

Total reclassifications for the period	$306	$(504)	$467	$621

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the six months ended June 30, 2015:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2015	$548,966	$(252)	$548,714	$3,981
Net income (loss)	57,483	224	57,707	(45)
Warrant exercise(1)	5,013	—	5,013	—
Other comprehensive income (loss)	(38,103)	120	(37,983)	—
Stock-based compensation, net	3,042	—	3,042	—
Acquisition of Shenya	—	11,709	11,709	—
Shares issued under stock option plans(1)	(97)	—	(97)	—
Purchase of noncontrolling interest	2,862	192	3,054	(3,936)
Equity at June 30, 2015	$579,166	$11,993	$591,159	$—

(1)	The Company issued 183,077 shares from the exercise of warrants and 9,165 shares under stock option plans during the six months ended June 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted shares. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income attributable to Cooper-Standard Holdings Inc.	$13,194	$36,496	$32,929	$57,483

Increase in fair value of share-based awards	94	12	—	17
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$13,288	$36,508	$32,929	$57,500

Basic weighted average shares of common stock outstanding	16,919,521	17,077,732	16,788,787	17,057,620
Dilutive effect of:
Restricted common stock	199,644	183,640	148,797	189,337
Warrants	1,008,182	889,443	1,023,260	842,670
Options	302,879	259,652	102,900	234,445
Diluted weighted average shares of common stock outstanding	18,430,226	18,410,467	18,063,744	18,324,072

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$0.78	$2.14	$1.96	$3.37

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$0.72	$1.98	$1.82	$3.14
The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Number of options	159,000	147,600	462,503	147,600
Exercise price	$66.23-70.20	$64.74-70.20	$25.52-70.20	$64.74-70.20
Restricted common stock	—	—	59,244	—
11. Stock-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $3,923 and $2,335 for the three months ended June 30, 2014 and 2015, respectively, and $7,829 and $4,964 for the six months ended June 30, 2014 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

12. Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Loss on extinguishment of debt	$(30,288)	$—	$(30,488)	$—
Gain on remeasurement of previously held equity interest	—	2,577	—	14,199
Foreign currency gains (losses)	266	(185)	798	(433)
Gains (losses) related to forward contracts	4	—	(34)	—
Loss on sale of receivables	(497)	(281)	(961)	(578)
Gain on sale of investment	1,882	—	1,882	—
Other income (expense), net	$(28,633)	$2,111	$(28,803)	$13,188
13. Related Party Transactions
Sales to Nishikawa Standard Company (“NISCO”), a 40% owned joint venture, totaled $8,197 and $10,223 for the three months ended June 30, 2014 and 2015, respectively, and $19,046 and $18,137 for the six months ended June 30, 2014 and 2015, respectively. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital. In March 2015, the Company received from NISCO a dividend of $680, all of which was related to earnings.
Sales to Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”), a 51% owned joint venture, totaled $860 and$1,240 for the three and six months ended June 30, 2015, respectively. There were no sales to Guangzhou for the three and six months ended June 30, 2014.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on the investment of $1,882. The gain is recorded in other income (expense), net on the Company's condensed consolidated statements of comprehensive income.

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
The following tables detail information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Sales to external customers:
North America	$452,187	$453,548	$884,792	$870,910
Europe	305,738	270,283	613,899	537,112
South America	41,406	25,132	81,172	55,310
Asia Pacific	58,222	111,858	115,296	197,539
Consolidated	$857,553	$860,821	$1,695,159	$1,660,871
Intersegment sales:
North America	$3,134	$3,846	$6,493	$7,896
Europe	2,123	2,447	4,350	5,420
South America	—	17	—	17
Asia Pacific	1,625	1,658	3,472	2,836
Eliminations and other	(6,882)	(7,968)	(14,315)	(16,169)
Consolidated	$—	$—	$—	$—
Segment profit (loss):
North America	$36,469	$55,639	$74,929	$98,651
Europe	(12,863)	2,827	(16,045)	(1,611)
South America	(4,309)	(7,499)	(6,816)	(12,630)
Asia Pacific	(621)	2,009	29	4,435
Income before income taxes	$18,676	$52,976	$52,097	$88,845
Restructuring cost included in segment profit (loss):
North America	$79	$1,303	$177	$1,720
Europe	3,515	6,126	6,378	24,549
South America	—	—	—	—
Asia Pacific	162	—	290	—
Consolidated	$3,756	$7,429	$6,845	$26,269

	December 31, 2014	June 30, 2015
Segment assets:
North America	$885,242	$889,762
Europe	591,743	598,729
South America	105,547	85,451
Asia Pacific	300,302	493,437
Eliminations and other	249,933	193,381
Consolidated	$2,132,767	$2,260,760

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

15. Financial Instruments
Fair values of the Term Loan Facility approximated $723,401 and $734,798 at December 31, 2014 and June 30, 2015, respectively, based on quoted market prices, compared to the recorded value of $742,902 and $739,420 at December 31, 2014 and June 30, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments, including forward and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statements of comprehensive income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the condensed consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of comprehensive income on the same line as the gain or loss on the hedged item attributable to the hedged risk.
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
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and the Euro against the Czech Koruna, the Polish Zloty, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of June 30, 2015, the notional amount of these contracts was $19,173. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $122 and $290 for the three and six months ended June 30, 2015. These foreign currency derivative contracts consist of hedges of transactions up to December 2015.
Interest Rate Swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of June 30, 2015, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount to be reclassified in the next twelve months is expected to be approximately $2,285.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2014 and June 30, 2015 are as follows:

	December 31, 2014	June 30, 2015
Other current assets:
Forward foreign exchange contracts	$370	$571
Interest rate swaps	—	33
Other assets:
Interest rate swaps	19	58
Total assets	$389	$662

Accrued liabilities:
Forward foreign exchange contracts	$(1,999)	$(1,261)
Interest rate swaps	(751)	(2,318)
Other liabilities:
Interest rate swaps	(903)	(1,936)
Total liabilities	$(3,653)	$(5,515)
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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2014 and June 30, 2015, are shown below:

	December 31, 2014	June 30, 2015	Input
Forward foreign exchange contracts - other current assets	$370	$571	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,999)	(1,261)	Level 2
Interest rate swaps - other current assets	—	33	Level 2
Interest rate swaps - other assets	19	58	Level 2
Interest rate swaps - accrued liabilities	(751)	(2,318)	Level 2
Interest rate swaps - other liabilities	(903)	(1,936)	Level 2
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
At December 31, 2014 and June 30, 2015, the Company had $95,951 and $76,729, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $276,523 and $149,319 for the six months ended June 30, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $836 and $559 for the three months ended June 30, 2014 and 2015, respectively, and $1,551 and $1,190 for the six months ended June 30, 2014 and 2015, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.
At December 31, 2014 and June 30, 2015, the Company had $8,292 and $4,648, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $31,994 and $17,303 for the six months ended June 30, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $95 and $29 for the three months ended June 30, 2014 and 2015, respectively, and $187 and $77 for the six months ended June 30, 2014 and 2015, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income.

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
Details on light vehicle production in certain regions for the three and six months ended June 30, 2014 and 2015 are provided in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2014(1,2)	2015(1)	% Change	2014(1,2)	2015(1)	% Change
North America	4.4	4.5	2.5%	8.6	8.8	2.0%
Europe	5.4	5.3	(1.9)%	10.6	10.7	0.9%
South America	0.9	0.8	(16.0)%	1.9	1.6	(15.2)%
Asia Pacific	11.0	11.1	0.5%	22.4	22.7	1.4%

(1)	Production data based on IHS Automotive, June 2015.

(2)	Production data for 2014 has been updated to reflect actual production levels.
The expected annualized light vehicle production volumes for 2015, compared to the actual production volumes for 2014 are provided in the following table:

(In millions of units)	2014(1)	2015(1)	% Change
North America	17.0	17.5	2.9%
Europe	20.2	20.3	0.9%
South America	3.8	3.3	(14.3)%
Asia Pacific	44.4	45.6	2.6%

(1)	Production data based on IHS Automotive, June 2015.
The expected light vehicle production volume for the third quarter of 2015, compared to the actual production volumes for the third quarter of 2014 are provided in the following table:

(In millions of units)	Q3 2014(1)	Q3 2015(1)	% Change
North America	4.2	4.4	6.0%
Europe	4.6	4.7	3.4%
South America	1.0	0.9	(11.5)%
Asia Pacific	10.5	11.2	6.8%

(1)	Production data based on IHS Automotive, June 2015.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(dollar amounts in thousands)
Sales	$857,553	$860,821	$1,695,159	$1,660,871
Cost of products sold	711,444	706,863	1,414,791	1,376,041
Gross profit	146,109	153,958	280,368	284,830
Selling, administration & engineering expenses	81,873	84,079	161,244	160,390
Amortization of intangibles	3,997	3,672	8,433	7,220
Restructuring	3,756	7,429	6,845	26,269
Operating profit	56,483	58,778	103,846	90,951
Interest expense, net of interest income	(10,919)	(9,268)	(25,927)	(18,425)
Equity earnings	1,745	1,355	2,981	3,131
Other income (expense), net	(28,633)	2,111	(28,803)	13,188
Income before income taxes	18,676	52,976	52,097	88,845
Income tax expense	4,424	16,442	16,488	31,183
Net income	14,252	36,534	35,609	57,662
Net income attributable to noncontrolling interests	(1,058)	(38)	(2,680)	(179)
Net income attributable to Cooper-Standard Holdings Inc.	$13,194	$36,496	$32,929	$57,483
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Sales. Sales were $860.8 million for the three months ended June 30, 2015 compared to $857.6 million for the three months ended June 30, 2014, an increase of $3.2 million, or 0.4%. Sales were impacted by improved volume and product mix in North America, Europe and Asia Pacific and our Shenya acquisition. These items were partially offset by unfavorable foreign exchange of $85.3 million, decreased volumes in South America and customer price concessions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $706.9 million for the three months ended June 30, 2015 compared to $711.4 million for the three months ended June 30, 2014, a decrease of $4.5 million, or 0.6%. Raw materials comprise the largest component of our cost of products sold and represented approximately 51% and 49% of total cost of products sold for the three months ended June 30, 2015 and 2014, respectively. The three months ended June 30, 2015 was impacted by decreased volumes in South America and continuous improvement savings. These items were partially offset by improved volume and mix in North America, Europe and Asia Pacific and our Shenya acquisition.
Gross Profit. Gross profit for the three months ended June 30, 2015 was $154.0 million compared to $146.1 million for the three months ended June 30, 2014, an increase of $7.9 million, or 5.4%. As a percentage of sales, gross profit was 17.9% and 17.0% for the three months ended June 30, 2015 and 2014, respectively. The increase in gross profit margin was driven primarily by increased continuous improvement and material cost savings and improved volume and mix in North America,

Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price concessions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2015 was $84.1 million, compared to $81.9 million for the three months ended June 30, 2014, but remained relatively flat at 9.8% of sales.
Restructuring. Restructuring charges were $7.4 million for the three months ended June 30, 2015, compared to $3.8 million for the three months ended June 30, 2014. The increase is primarily due to expenses incurred related to our recently announced European restructuring initiative.
Interest Expense, Net. Net interest expense of $9.3 million for the three months ended June 30, 2015 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility. Net interest expense of $10.9 million for the three months ended June 30, 2014 consisted primarily of interest and debt issuance amortization recorded on the Term Loan Facility, Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), Net. Other income for the three months ended June 30, 2015 was $2.1 million, which consisted of the gain from the remeasurement of our previously held equity interest in Shenya of $2.6 million, partially offset by $0.2 million of foreign currency losses and a $0.3 million loss on sale of receivables. Other expense for the three months ended June 30, 2014 was $28.6 million, which consisted primarily of a loss on the extinguishment of debt of $30.3 million and a loss on sale of receivables of $0.5 million, partially offset by a gain on sale of investment of $1.9 million and foreign currency gains of $0.3 million.
Income Tax Expense. For the three months ended June 30, 2015, we recorded an income tax expense of $16.4 million on earnings before income taxes of $53.0 million. This compares to an income tax expense of $4.4 million on earnings before income taxes of $18.7 million for the same period of 2014. The higher effective tax rate of 31% for the three months ended June 30, 2015 as compared to 24% for the three months ended June 30, 2014 is primarily due to the tax benefits related to the the extinguishment of debt recorded as a discrete item in the three months ended June 30, 2014, which are not reflected in the effective tax rate for the three months ended June 30, 2015. Income tax expense for the three months ended June 30, 2015 differs from statutory rates due to the impact of discrete items in the quarter, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Sales. Sales were $1,660.9 million for the six months ended June 30, 2015 compared to $1,695.2 million for the six months ended June 30, 2014, a decrease of $34.3 million, or 2.0%. Sales were impacted by unfavorable foreign exchange of $159.8 million, decreased volumes in South America and customer price concessions. These items were partially offset by improved volume and product mix in North America, Europe and Asia Pacific and our Shenya acquisition.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,376.0 million for the six months ended June 30, 2015 compared to $1,414.8 million for the six months ended June 30, 2014, a decrease of $38.8 million, or 2.7%. Raw materials comprise the largest component of our cost of products sold and represented approximately 50% and 49% of total cost of products sold for the six months ended June 30, 2015 and 2014, respectively. The six months ended June 30, 2015 was impacted by decreased volumes in South America and continuous improvement savings. These items were partially offset by improved volume and mix in North America, Europe and Asia Pacific and our Shenya acquisition.
Gross Profit. Gross profit for the six months ended June 30, 2015 was $284.8 million compared to $280.4 million for the six months ended June 30, 2014, an increase of $4.4 million, or 1.6%. As a percentage of sales, gross profit was 17.1% and 16.5% for the six months ended June 30, 2015 and 2014, respectively. The increase in gross profit margin was driven primarily by increased continuous improvement and material cost savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price concessions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2015 was $160.4 million, compared to $161.2 million for the six months ended June 30, 2014, but remained relatively flat at 9.7% of sales.

Restructuring. Restructuring charges were $26.3 million for the six months ended June 30, 2015, compared to $6.8 million for the six months ended June 30, 2014. The increase is primarily due to expenses incurred related to our recently announced European restructuring initiative.
Interest Expense, Net. Net interest expense of $18.4 million for the six months ended June 30, 2015 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility. Net interest expense of $25.9 million for the six months ended June 30, 2014 consisted primarily of interest and debt issuance amortization recorded on the Term Loan Facility, Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), Net. Other income for the six months ended June 30, 2015 was $13.2 million, which consisted of the gain from the remeasurement of our previously held equity interest in Shenya of $14.2 million, partially offset by $0.4 million of foreign currency losses and a $0.6 million loss on sale of receivables. Other expense for the six months ended June 30, 2014 was $28.8 million, which consisted primarily of a $30.5 million loss on extinguishment of debt and $1.0 million loss on sale of receivables, partially offset by a $1.9 million gain on sale of investment and foreign currency gains of $0.8 million.
Income Tax Expense. For the six months ended June 30, 2015, we recorded an income tax expense of $31.2 million on earnings before income taxes of $88.8 million. This compares to an income tax expense of $16.5 million on earnings before income taxes of $52.1 million for the same period of 2014. The higher effective tax rate of 35% for the six months ended June 30, 2015 as compared to 32% for the six months ended June 30, 2014 is primarily due to the tax benefits related to the loss on extinguishment of debt recorded as a discrete item in the three months ended June 30, 2014, which are not reflected in effective tax rate for the six months ended June 30, 2015. The income tax rate for the six months ended June 30, 2015 differs from statutory rates due to the impact of discrete items in the period, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(dollar amounts in thousands)
Sales to external customers
North America	$452,187	$453,548	$884,792	$870,910
Europe	305,738	270,283	613,899	537,112
South America	41,406	25,132	81,172	55,310
Asia Pacific	58,222	111,858	115,296	197,539
Consolidated	$857,553	$860,821	$1,695,159	$1,660,871

Segment profit (loss)
North America	$36,469	$55,639	$74,929	$98,651
Europe	(12,863)	2,827	(16,045)	(1,611)
South America	(4,309)	(7,499)	(6,816)	(12,630)
Asia Pacific	(621)	2,009	29	4,435
Income before income taxes	$18,676	$52,976	$52,097	$88,845
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
North America. Sales for the three months ended June 30, 2015 increased $1.4 million, or 0.3%, compared to the three months ended June 30, 2014, primarily due to an improvement in sales volume and product mix, partially offset by unfavorable foreign exchange of $10.2 million and customer price concessions. Segment profit for the three months ended June 30, 2015 was $55.6 million, compared to a segment profit for the three months ended June 30, 2014 of $36.5 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment profit for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 increased primarily due to the favorable impact of continuous improvement and material cost savings and improved sales volume and mix, partially offset by unfavorable foreign exchange and customer price concessions.
Europe. Sales for the three months ended June 30, 2015 decreased $35.5 million, or 11.6%, compared to the three months ended June 30, 2014, primarily due to unfavorable foreign exchange of $64.7 million and customer price concessions, partially offset by an improvement in sales volume and mix. Segment profit for the three months ended June 30, 2015 was $2.8 million, compared to a segment loss for the three months ended June 30, 2014 of $12.9 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment profit for the three months ended June 30, 2015 as compared to the segment loss for the three months ended June 30, 2014 increased primarily due to the continuous improvement and material cost savings, improved sales volume and mix, and the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our European entities, partially offset by unfavorable foreign exchange, customer price concessions and higher staffing costs.
South America. Sales for the three months ended June 30, 2015 decreased $16.3 million, or 39.3%, compared to the three months ended June 30, 2014, primarily due to unfavorable foreign exchange of $9.4 million and a decrease in sales volume. Segment loss for the three months ended June 30, 2015 was $7.5 million, compared to a segment loss for the three months ended June 30, 2014 of $4.3 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment loss for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 increased primarily due to a decrease in sales volume and higher other operating expenses.
Asia Pacific. Sales for the three months ended June 30, 2015 increased $53.6 million, or 92.1%, compared to the three months ended June 30, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved sales volume and mix. Segment profit for the three months ended June 30, 2015 was $2.0 million, compared to a segment loss for the three months ended June 30, 2014 of $0.6 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment profit for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 decreased primarily due to customer price concessions, higher other operating expense and higher selling, administration and engineering expense to support our growth in the region. These items were partially offset by improved sales volume and mix, the Shenya acquisition and the favorable impact of continuous improvement and material cost savings.
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
North America. Sales for the six months ended June 30, 2015 decreased $13.9 million, or 1.6%, compared to the six months ended June 30, 2014, primarily due to unfavorable foreign exchange of $19.6 million and customer price concessions, partially offset by an improvement in sales volume and product mix. Segment profit for the six months ended June 30, 2015 was $98.7 million, compared to the segment profit for the six months ended June 30, 2014 of $74.9 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment profit for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 increased primarily due to the favorable impact of continuous improvement and material cost savings and an improvement in sales volume and mix, partially offset by unfavorable foreign exchange and customer price concessions.
Europe. Sales for the six months ended June 30, 2015 decreased $76.8 million, or 12.5%, compared to the six months ended June 30, 2014, primarily due to unfavorable foreign exchange of $123.7 million and customer price concessions, partially offset by an improvement in sales volume and mix. Segment loss for the six months ended June 30, 2015 was $1.6 million, compared to the segment loss for the six months ended June 30, 2014 of $16.0 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment loss for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 improved primarily due to the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our European entities, continuous improvement and material cost savings and improved sales volume and mix, partially offset by unfavorable foreign exchange, higher staffing costs and customer price concessions.
South America. Sales for the six months ended June 30, 2015 decreased $25.9 million, or 31.9%, compared to the six months ended June 30, 2014, primarily due to unfavorable foreign exchange of $15.9 million and a decrease in sales volume. Segment loss for the six months ended June 30, 2015 was $12.6 million, compared to the segment loss for the six months ended June 30, 2014 of $6.8 million, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment loss for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 increased primarily due to a decrease in sales volume and higher other operating expenses.
Asia Pacific. Sales for the six months ended June 30, 2015 increased $82.2 million, or 71.3%, compared to the six months ended June 30, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved sales volume and mix. Segment profit for the six months ended June 30, 2015 was $4.4 million, compared to a nominal segment profit for the six months ended June 30, 2014, which included a loss on the extinguishment of debt. Excluding the loss on the extinguishment of debt, segment profit for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 increased primarily due to improved sales volume and mix, the Shenya acquisition and the favorable impact of continuous improvement and material cost savings, partially offset by customer price concessions, higher other operating expense and higher selling, administration and engineering expense to support our growth in the region.
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

Cash Flows
Operating Activities. Net cash provided by operations was $56.6 million for the six months ended June 30, 2015, which included $48.9 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable and accrued liabilities. Net cash provided by operations was $54.2 million for the six months ended June 30, 2014, which included $76.8 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $128.1 million for the six months ended June 30, 2015, which consisted primarily of $95.9 million of capital spending and $34.4 million for the Shenya acquisition, offset by proceeds of $2.2 million for the sale of fixed assets and other. Net cash used in investing activities was $104.5 million for the six months ended June 30, 2014, which consisted primarily of $110.8 million of capital spending, offset by a $1.0 million return on equity investments, proceeds of $3.2 million from the sale of investment, and proceeds of $2.2 million from the sale of fixed assets and other. We anticipate that we will spend approximately $175.0 million to $185.0 million on capital expenditures in 2015.
Financing Activities. Net cash used in financing activities totaled $4.9 million for the six months ended June 30, 2015, which consisted primarily of payments on long-term debt of $3.9 million, taxes withheld and paid on employees' share based awards of $1.1 million, and the purchase of noncontrolling interests of $1.3 million, partially offset by an increase in short term debt of $1.5 million. Net cash provided by financing activities totaled $72.0 million for the six months ended June 30, 2014, which consisted primarily of $738.9 million related to the proceeds from issuance of long-term debt, $6.9 million related to the exercise of stock warrants and an increase in long-term debt $6.5 million, partially offset by the repurchase of Senior Notes and the Senior PIK Toggle Notes of $675.6 million.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$13.2	$36.5	$32.9	$57.5
Income tax expense	4.4	16.4	16.5	31.2
Interest expense, net of interest income	10.9	9.3	25.9	18.4
Depreciation and amortization	28.5	29.4	56.8	56.0
EBITDA	$57.0	$91.6	$132.1	$163.1
Gain on remeasurement of previously held equity interest (1)	—	(2.6)	—	(14.2)
Loss on extinguishment of debt (2)	30.3	—	30.5	—
Restructuring (3)	3.8	7.4	6.7	26.2
Inventory write-up (4)	—	—	—	1.4
Stock-based compensation (5)	0.7	—	2.8	—
Acquisition costs	—	0.4	—	1.0
Other	—	0.2	0.2	0.2
Adjusted EBITDA	$91.8	$97.0	$172.3	$177.7

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.

(3)	Includes non-cash restructuring and is net of noncontrolling interest.

(4)	Write-up of inventory to fair value for the Shenya acquisition.

(5)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
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
The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: prolonged or material contractions in automotive sales and production volumes, the Company's liquidity, the viability of the Company's supply base and the financial conditions of the Company's customers; loss of large customers or significant platforms; foreign currency exchange rate fluctuations; the Company’s substantial indebtedness; the Company's ability to obtain financing in the future; ability to generate sufficient cash to service all of the Company's indebtedness; operating and financial restrictions imposed on the Company by the credit agreements governing the Company’s Term Loan Facility and Senior ABL Facility; underfunding of pension plans; availability and increasing volatility in costs of manufactured components and raw materials; escalating pricing pressures; the Company's ability to meet significant increases in demand; the Company's ability to successfully compete in the automotive parts industry; risks associated with the Company's non-U.S. operations; ability to control the operations of the Company's joint ventures for the Company’s sole benefit; effectiveness of continuous improvement programs and other cost savings plans; product liability, warranty and recall claims that may be brought against the Company; work stoppages or other labor conditions; natural disasters; ability to meet the Company's customers' needs for new and improved products on a timely or cost-effective basis; the possibility that the Company's acquisition strategy may not be successful; the ability of the Company's intellectual property portfolio to withstand legal challenges; a disruption in, or the inability to successfully implement upgrades to, the Company's information technology systems; compliance with environmental, health and safety laws and other laws and regulations; the volatility of the Company's annual effective tax rate; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to the Company's goodwill and long-lived assets; the concentration of stock ownership which may allow a few owners to exert significant control over the Company; stock volatility; and dependence on the Company's subsidiaries for cash to satisfy the obligations of the holding Company. See Item 1A. Risk Factors, in our 2014 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. During the quarter ended March 31, 2015, the Company completed the purchase of Shenya and is currently integrating Shenya into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Shenya from management's evaluation of internal controls over financial reporting as of June 30, 2015.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2015, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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
The following table presents repurchases of common stock during the period covered by this Report:

2015	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1 - April 30	274	$60.72	—	$40.2
May 1 - May 31	44	$63.58	—	$40.2
June 1 - June 30	391	$63.18	—	$40.2
Total	709	$62.25	—	$40.2

(1)
709 shares of common stock were deemed surrendered to the Company by participants in various benefit plans of the Company to satisfy the participants’ taxes related to vesting or delivery of time vesting restricted share units under those plans.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

July 31, 2015	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

July 31, 2015	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.