Form 10-Q
period 2015-09-30
Cooper-Standard Holdings Inc.
filed 2015-11-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 29, 2015 there were 17,432,575 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2015

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Sales	$780,954	$827,531	$2,476,113	$2,488,402
Cost of products sold	669,701	679,083	2,084,492	2,055,124
Gross profit	111,253	148,448	391,621	433,278
Selling, administration & engineering expenses	67,365	79,065	228,609	239,455
Amortization of intangibles	3,892	3,599	12,325	10,819
Restructuring	4,845	8,540	11,690	34,809
Other operating profit	(18,385)	—	(18,385)	—
Operating profit	53,536	57,244	157,382	148,195
Interest expense, net of interest income	(9,405)	(9,487)	(35,332)	(27,912)
Equity earnings	1,094	911	4,075	4,042
Other income (expense), net	(4,129)	(3,281)	(32,932)	9,907
Income before income taxes	41,096	45,387	93,193	134,232
Income tax expense	18,866	12,869	35,354	44,052
Net income	22,230	32,518	57,839	90,180
Net (income) loss attributable to noncontrolling interests	436	214	(2,244)	35
Net income attributable to Cooper-Standard Holdings Inc.	$22,666	$32,732	$55,595	$90,215

Earnings per share:
Basic	$1.33	$1.89	$3.29	$5.26
Diluted	$1.23	$1.78	$3.07	$4.92

Comprehensive income (loss)	$(12,860)	$5,291	$26,489	$24,970
Comprehensive (income) loss attributable to noncontrolling interests	576	467	(2,257)	168
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$(12,284)	$5,758	$24,232	$25,138
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31, 2014	September 30, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$267,270	$231,984
Accounts receivable, net	377,032	474,757
Tooling receivable	124,015	150,726
Inventories	166,531	172,356
Prepaid expenses	25,626	30,486
Other	93,524	66,441
Total current assets	1,053,998	1,126,750
Property, plant and equipment, net	716,013	801,389
Goodwill	135,169	151,955
Intangibles, net	82,309	74,114
Deferred tax assets	41,059	47,451
Other assets	104,219	87,235
Total assets	$2,132,767	$2,288,894

Liabilities and Equity
Current liabilities:
Debt payable within one year	$36,789	$57,986
Accounts payable	322,422	345,216
Payroll liabilities	94,986	128,094
Accrued liabilities	75,005	128,773
Total current liabilities	529,202	660,069
Long-term debt	749,085	740,685
Pension benefits	191,805	171,358
Postretirement benefits other than pensions	60,287	57,630
Deferred tax liabilities	5,001	18,063
Other liabilities	44,692	35,846
Total liabilities	1,580,072	1,683,651
Redeemable noncontrolling interest	3,981	—
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized at December 31, 2014, and September 30, 2015; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized at December 31, 2014 and September 30, 2015; 18,685,634 shares issued and 17,039,328 outstanding at December 31, 2014 and 19,063,350 shares issued and 17,417,044 outstanding at September 30, 2015	17	17
Additional paid-in capital	492,959	510,421
Retained earnings	195,233	285,149
Accumulated other comprehensive loss	(139,243)	(204,320)
Total Cooper-Standard Holdings Inc. equity	548,966	591,267
Noncontrolling interests	(252)	13,976
Total equity	548,714	605,243
Total liabilities and equity	$2,132,767	$2,288,894
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2015
Operating Activities:
Net income	$57,839	$90,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,416	74,459
Amortization of intangibles	12,325	10,819
Stock-based compensation expense	10,748	8,348
Equity earnings, net of dividends related to earnings	(1,806)	(2,125)
Loss on extinguishment of debt	30,488	—
Gain on divestiture	(18,385)	—
Gain on sale of investment	(1,882)	—
Gain on remeasurement of previously held equity interest	—	(14,199)
Deferred income taxes	10,220	5,765
Other	294	127
Changes in operating assets and liabilities	(83,539)	(63,401)
Net cash provided by operating activities	88,718	109,973
Investing activities:
Capital expenditures	(154,299)	(129,661)
Acquisition of business, net of cash acquired	(5,046)	(34,396)
Investment in joint ventures	—	(4,300)
Return on equity investments	951	—
Proceeds from divestiture	44,937	—
Proceeds from sale of investment	3,216	—
Proceeds from sale of fixed assets and other	3,374	4,846
Net cash used in investing activities	(106,867)	(163,511)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	737,462	—
Repurchase of Senior Notes and Senior PIK Toggle Notes	(675,615)	—
Increase (decrease) in short-term debt, net	(3,717)	973
Borrowings on long-term debt	6,609	—
Principal payments on long-term debt	(2,202)	(6,239)
Purchase of noncontrolling interests	—	(1,262)
Proceeds from exercise of warrants	8,492	8,540
Taxes withheld and paid on employees' share based payment awards	(4,175)	(1,330)
Other	(103)	(173)
Net cash provided by financing activities	66,751	509
Effects of exchange rate changes on cash and cash equivalents	11,883	17,743
Changes in cash and cash equivalents	60,485	(35,286)
Cash and cash equivalents at beginning of period	184,370	267,270
Cash and cash equivalents at end of period	$244,855	$231,984
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2015 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment is determined and not restate prior amounts disclosed. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory at the lower of cost and net realizable value. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delays the effective date of this guidance to annual and interim reporting periods beginning after December 15, 2017. Early adoption will be permitted as of the original effective date of annual and interim reporting periods beginning after December 15, 2016. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
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
Also in the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320. The final payment of $9,954 related to this acquisition was made in the second quarter of 2015. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. This acquisition was accounted for under ASC 805, “Business Combinations,” and the results of operations of Shenya are included in the Company’s consolidated financial statements from the date of acquisition, February 27, 2015. This acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $14,199 recorded in other income (expense), net for the nine months ended September 30, 2015. The fair value of the Company's previous 47.5% equity interest, 47.5% purchased and 5% noncontrolling interest in Shenya were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.
The following table summarizes the estimated fair value of Shenya assets acquired and liabilities assumed at the date of acquisition, updated as of September 30, 2015:

Cash and cash equivalents	$7,079
Accounts receivable	24,197
Inventories	12,708
Prepaid expenses	12,924
Other current assets	21,189
Property, plant, and equipment	80,914
Goodwill	18,977
Intangibles	7,367
Other assets	14,311
Total assets acquired	199,666
Debt payable within one year	19,164
Accounts payable	41,428
Other current liabilities	16,855
Other liabilities	10,029
Total liabilities assumed	87,476
Noncontrolling interest	11,709
Net assets acquired including noncontrolling interest	$100,481

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities were stated at historical carrying values, which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit to the buyer. Raw material inventory was recorded at carrying value as such value approximates the replacement cost. Deferred income taxes have been provided in the condensed consolidated balance sheet based on the Company's estimates of the tax versus book basis of the estimated fair value of the assets acquired and liabilities assumed. The Company has estimated the fair value of property, plant and equipment, intangibles, other long-lived assets, certain liabilities and noncontrolling interest based upon financial estimates and projections prepared in conjunction with the transaction. These estimates are preliminary and may change in the future as information becomes available from third party valuations. The value assigned to all assets and liabilities did not exceed the acquisition price, therefore goodwill was recorded related to this transaction.
In the third quarter of 2015, the Company contributed cash of $1,750 to establish a joint venture with Polyrub Extrusions (India) Private Limited. The joint venture, Polyrub Cooper Standard FTS Private Limited, is expected to increase market share and open new opportunities in the Company's fluid transfer business. The Company owns 35% of the joint venture with the remaining 65% of the joint venture owned by Polyrub Extrusions (India) Private Limited. This investment is accounted for under the equity method and is included in other assets in the accompanying condensed consolidated balance sheets.
Also in the third quarter of 2015, the Company contributed cash of $2,550 to establish a joint venture with Polyfoam Asia Pte. Ltd. The joint venture, Cooper-Standard INOAC Pte. Ltd., is expected to accelerate the Company's fluid transfer systems strategy and provide better access to Japanese OEMs and add further support to global platforms. The Company owns 51% of the joint venture with the remaining 49% of the joint venture owned by Polyfoam Asia Pte. Ltd. The operating results of this joint venture are included in the Company's consolidated financial statements from the date of formation.
3. Goodwill and Intangibles
The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2015 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at January 1, 2015	$117,609	$12,366	$—	$5,194	$135,169
Acquisition	—	—	—	18,977	18,977
Foreign exchange translation	(767)	(1,001)	—	(423)	(2,191)
Balance at September 30, 2015	$116,842	$11,365	$—	$23,748	$151,955
Goodwill is not amortized, but is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment as of September 30, 2015.
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2014 and September 30, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$133,471	$(59,773)	$73,698
Developed technology	9,252	(6,842)	2,410
Other	6,701	(500)	6,201
Balance at December 31, 2014	$149,424	$(67,115)	$82,309

Customer relationships	$132,691	$(66,050)	$66,641
Developed technology	8,948	(7,475)	1,473
Other	10,487	(4,487)	6,000
Balance at September 30, 2015	$152,126	$(78,012)	$74,114
Amortization expense totaled $3,892 and $3,599 for the three months ended September 30, 2014 and 2015, respectively, and $12,325 and $10,819 for the nine months ended September 30, 2014 and 2015, respectively. Amortization expense is estimated to be approximately $14,400 for the year ending December 31, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

4. Restructuring
European Initiative
The Company has implemented a restructuring initiative of certain facilities in Europe based on current and anticipated market demands. The estimated cost of this initiative is approximately $125,000 and is expected to be completed by 2018. The Company has recognized $31,581 of costs related to this initiative since initiation in the first quarter of 2015. The restructuring effort aims to further improve the Company's European capability by removing excess capacity, improving cost structure and shifting some production to its Eastern European facilities. Actions include consolidation of operations to improve efficiencies and closure or downsizing of certain facilities with high costs and unutilized capacity in Western Europe, including Germany and France. A previous European restructuring initiative has been combined with this new initiative. The following table summarizes the restructuring expense for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Employee separation costs	$1,730	$2,204	$2,773	$17,271
Other exit costs	3,095	4,877	8,445	13,882
Asset impairments	—	—	—	428
	$4,825	$7,081	$11,218	$31,581
The following table summarizes the activity in the restructuring liability for this initiative for the nine months ended September 30, 2015:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2015	$10,824	$—	$—	$10,824
Expense	17,271	13,882	428	31,581
Cash payments and foreign exchange translation	(4,196)	(12,021)	(428)	(16,645)
Balance at September 30, 2015	$23,899	$1,861	$—	$25,760
North America Initiative
In the first quarter of 2015, the Company initiated the restructure of a facility in North America. The estimated cost of this initiative is $8,500 and is expected to be completed in 2016. For the three and nine months ended September 30, 2015, the Company incurred costs of $1,144 and $2,864, respectively, related to this initiative. As of September 30, 2015, there was no liability recorded for this initiative.
Other Initiatives
The Company has implemented several restructuring initiatives in the current and prior years including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company's operating structure. Several of these initiatives are substantially complete, however, the Company continues to incur costs on some of these initiatives related principally to the disposal of certain facilities. For the three and nine months ended September 30, 2014, the Company incurred costs of $20 and $472, respectively, related to these initiatives. For the three and nine months ended September 30, 2015, the Company incurred costs of $315 and $364, respectively, related to these initiatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

5. Inventories
Inventories were comprised of the following at December 31, 2014 and September 30, 2015:

	December 31, 2014	September 30, 2015
Finished goods	$45,485	$45,676
Work in process	36,498	39,475
Raw materials and supplies	84,548	87,205
	$166,531	$172,356
In connection with the acquisition of Shenya, inventory was written up by $1,414 to fair value in the first quarter of 2015. Such inventory was sold as of March 31, 2015 and recorded as an increase to cost of products sold.
6. Debt
Outstanding debt consisted of the following at December 31, 2014 and September 30, 2015:

	December 31, 2014	September 30, 2015
Term loan	$742,902	$737,679
Other borrowings	42,972	60,992
Total debt	$785,874	$798,671
Less current portion	(36,789)	(57,986)
Total long-term debt	$749,085	$740,685
Senior ABL Facility
On April 4, 2014, the Company and certain of its subsidiaries entered into the Second Amended and Restated Loan Agreement (the “Senior ABL Facility”), which amended and restated the then existing senior secured asset-based revolving credit facility of the Company, dated May 27, 2010, in order to permit the Term Loan Facility (described below) and other related transactions. The Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $60,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $105,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase).
On June 11, 2014, the Company and certain of its subsidiaries entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agreed to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of September 30, 2015, subject to borrowing base availability, the Company had $180,000 in availability under the Senior ABL Facility less outstanding letters of credit of $43,069.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a term loan facility (the “Term Loan Facility”) in order to (i) refinance the Senior PIK Toggle Notes due 2018 of the Company (the “Senior PIK Toggle Notes”) and the 8 1/2% Senior Notes due 2018 of Cooper-Standard Automotive Inc. (the “Senior Notes”), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be expanded (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor or the base rate option (the highest of the Federal Funds rate, prime rate, or one-month Eurodollar rate plus the appropriate spread), in each case, plus an applicable margin of 3.00%. The Term Loan Facility matures on April 4, 2021. As of September 30, 2015, the principal amount of $740,625 was outstanding. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of September 30, 2015, the Company had $2,946 of unamortized original issue discount.
7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the amount of net periodic benefit cost (income) for the three and nine months ended September 30, 2014 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$843	$232	$868
Interest cost	3,370	1,775	3,084	1,261
Expected return on plan assets	(4,764)	(970)	(4,421)	(830)
Amortization of prior service cost and recognized actuarial loss	16	222	276	665
Other	—	—	—	114
Net periodic benefit cost (income)	$(1,165)	$1,870	$(829)	$2,078

	Pension Benefits
	Nine Months Ended September 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$639	$2,571	$696	$2,633
Interest cost	10,110	5,389	9,252	3,845
Expected return on plan assets	(14,292)	(2,900)	(13,263)	(2,559)
Amortization of prior service cost and recognized actuarial loss	48	683	828	2,012
Other	—	—	—	355
Net periodic benefit cost (income)	$(3,495)	$5,743	$(2,487)	$6,286

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$106	$138	$109	$93
Interest cost	397	191	353	165
Amortization of prior service credit and recognized actuarial gain	(481)	(73)	(396)	(5)
Other	6	—	6	—
Net periodic benefit cost	$28	$256	$72	$253

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2014		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$318	$412	$327	$290
Interest cost	1,191	569	1,059	516
Amortization of prior service credit and recognized actuarial gain	(1,443)	(217)	(1,188)	(15)
Other	18	—	18	—
Net periodic benefit cost	$84	$764	$216	$791

8. Income Taxes
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
The effective tax rate for the three and nine months ended September 30, 2015 was 28% and 33%, respectively. The effective rate for the three and nine months ended September 30, 2014 was 46% and 38%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 is lower primarily due to a discrete tax expense related to an uncertain tax position recorded in one of the Company's foreign subsidiaries in the three months ended September 30, 2014. The income tax rate for the three and nine months ended September 30, 2015 varies from statutory rates due primarily to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss), Equity and Redeemable Noncontrolling Interests
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 and 2015, net of related tax, are as follows:

	Three Months Ended September 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at July 1, 2014	$9,283	$(33,489)	$99	$(24,107)
Other comprehensive income (loss) before reclassifications	(37,048)	1,864	396	(34,788)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(114)	(48)	(162)
Net current period other comprehensive income (loss)(1)	(37,048)	1,750	348	(34,950)
Balance at September 30, 2014	$(27,765)	$(31,739)	$447	$(59,057)

(1)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(87). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(113).

	Three Months Ended September 30, 2015
	Cumulative currency translation adjustment	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at July 1, 2015	$(92,364)	$(82,040)	$(2,942)	$(177,346)
Other comprehensive income (loss) before reclassifications(1)	(27,474)	481	(784)	(27,777)
Amounts reclassified from accumulated other comprehensive income (loss)	—	390	413	803
Net current period other comprehensive income (loss)(2)	(27,474)	871	(371)	(26,974)
Balance at September 30, 2015	$(119,838)	$(81,169)	$(3,313)	$(204,320)

(1)	Cumulative currency translation adjustment includes $4,332 of other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature.

(2)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(211). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $170.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Nine Months Ended September 30, 2014
	Cumulative currency translation adjustment	Benefit plan liability	Unrealized gain on investment securities (1)	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2014	$5,712	$(33,406)	$—	$—	$(27,694)
Other comprehensive income (loss) before reclassifications	(33,477)	2,198	1,146	545	(29,588)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(531)	(1,146)	(98)	(1,775)
Net current period other comprehensive income (loss)(2)	(33,477)	1,667	—	447	(31,363)
Balance at September 30, 2014	$(27,765)	$(31,739)	$—	$447	$(59,057)

(1)
The unrealized gain on investment securities that was reclassified out of accumulated other comprehensive income (loss) related to the gain on sale of investment of $1,882, which is recorded in other income (expense), net, less income tax expense of $736.

(2)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(143). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(194).

	Nine Months Ended September 30, 2015
	Cumulative currency translation adjustment (1)	Benefit plan liability	Fair value change of derivatives	Accumulated other comprehensive loss
Balance at January 1, 2015	$(50,371)	$(86,861)	$(2,011)	$(139,243)
Other comprehensive income (loss) before reclassifications(2)	(67,858)	4,502	(1,903)	(65,259)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,609)	1,190	601	182
Net current period other comprehensive income (loss)(3)	(69,467)	5,692	(1,302)	(65,077)
Balance at September 30, 2015	$(119,838)	$(81,169)	$(3,313)	$(204,320)

(1)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(2)	Cumulative currency translation adjustment includes $18,265 of other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature.

(3)
Other comprehensive income (loss) related to the benefit plan liability is net of a tax effect of $(755). Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $830.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2015 are as follows:

	Gain (loss) reclassified
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about accumulated other comprehensive income (loss) components	2014	2015	2014	2015	Location of gain (loss) reclassified into income
Cumulative currency translation adjustment	$—	$—	$—	$1,609	Other income (expense), net

Fair value change of derivatives
Foreign exchange contracts	$87	$(635)	$161	$(925)	Cost of products sold
	87	(635)	161	(925)	Income before income taxes
	(39)	222	(63)	324	Income tax expense
	$48	$(413)	$98	$(601)	Consolidated net income

Amortization of defined benefit and other postretirement benefit plans
Prior service credits	$10	$72	$261	$244	(1)
Actuarial gains (losses)	254	(606)	704	(1,871)	(1)
	264	(534)	965	(1,627)	Income before income taxes
	(150)	144	(434)	437	Income tax expense
	$114	$(390)	$531	$(1,190)	Consolidated net income

Total reclassifications for the period	$162	$(803)	$629	$(182)

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. (See Note 7. “Pension and Postretirement Benefits other than Pensions” for additional details.)

The following table summarizes the Company’s equity and redeemable noncontrolling interest activity for the nine months ended September 30, 2015:

	Cooper-Standard Holdings Inc.	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interest
Equity at January 1, 2015	$548,966	$(252)	$548,714	$3,981
Net income (loss)	90,215	10	90,225	(45)
Warrant exercise(1)	8,595	—	8,595	—
Other comprehensive loss	(65,077)	(133)	(65,210)	—
Stock-based compensation, net	5,814	—	5,814	—
Acquisitions	—	14,159	14,159	—
Shares issued under stock option plans(1)	(108)	—	(108)	—
Purchase of noncontrolling interest	2,862	192	3,054	(3,936)
Equity at September 30, 2015	$591,267	$13,976	$605,243	$—

(1)	The Company issued 314,528 shares in connection with the exercise of warrants and 15,281 shares under stock option plans during the nine months ended September 30, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income attributable to Cooper-Standard Holdings Inc.	$22,666	$32,732	$55,595	$90,215

Decrease in fair value of share-based awards	(18)	(17)	—	—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$22,648	$32,715	$55,595	$90,215

Basic weighted average shares of common stock outstanding	17,066,067	17,294,155	16,882,229	17,137,331
Dilutive effect of:
Restricted common stock	169,227	202,039	152,386	193,571
Warrants	944,002	703,177	996,840	763,831
Options	236,388	230,642	101,397	233,177
Diluted weighted average shares of common stock outstanding	18,415,684	18,430,013	18,132,852	18,327,910

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.33	$1.89	$3.29	$5.26

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.23	$1.78	$3.07	$4.92
The effect of certain common stock equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Number of options	161,000	145,900	464,504	145,900
Exercise price	$64.74-70.20	$64.74-70.20	$25.52-70.20	$64.74-70.20
Restricted common stock	—	—	42,717	—
11. Stock-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $2,919 and $3,384 for the three months ended September 30, 2014 and 2015, respectively, and $10,748 and $8,348 for the nine months ended September 30, 2014 and 2015, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

12. Other Income (Expense), Net
The components of other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Gain on remeasurement of previously held equity interest	$—	$—	$—	$14,199
Loss on extinguishment of debt	—	—	(30,488)	—
Foreign currency losses	(4,820)	(3,049)	(4,022)	(3,482)
Losses related to forward contracts	—	—	(34)	—
Loss on sale of receivables	(462)	(232)	(1,423)	(810)
Gain on sale of investment	—	—	1,882	—
Miscellaneous income	1,153	—	1,153	—
Other income (expense), net	$(4,129)	$(3,281)	$(32,932)	$9,907
13. Related Party Transactions
Sales to Nishikawa Standard Company (“NISCO”), a 40% owned joint venture, totaled $6,798 and $9,619 for the three months ended September 30, 2014 and 2015, respectively, and $25,844 and $27,756 for the nine months ended September 30, 2014 and 2015, respectively. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital. In March 2015, the Company received from NISCO a dividend of $680, all of which was related to earnings.
Sales to Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”), a 51% owned joint venture, totaled $1,185 and$2,425 for the three and nine months ended September 30, 2015, respectively. There were no sales to Guangzhou for the three and nine months ended September 30, 2014.
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
The following tables detail information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Sales to external customers:
North America	$413,486	$456,352	$1,298,278	$1,327,262
Europe	265,182	247,275	879,081	784,387
South America	39,967	21,824	121,139	77,134
Asia Pacific	62,319	102,080	177,615	299,619
Consolidated	$780,954	$827,531	$2,476,113	$2,488,402
Intersegment sales:
North America	$3,488	$3,037	$9,981	$10,933
Europe	2,395	3,103	6,745	8,523
South America	—	28	—	45
Asia Pacific	1,350	2,196	4,822	5,032
Eliminations	(7,233)	(8,364)	(21,548)	(24,533)
Consolidated	$—	$—	$—	$—
Segment profit (loss):
North America	$45,516	$58,327	$120,445	$156,978
Europe	5,497	(4,766)	(10,548)	(6,377)
South America	(11,115)	(7,484)	(17,931)	(20,114)
Asia Pacific	1,198	(690)	1,227	3,745
Income before income taxes	$41,096	$45,387	$93,193	$134,232
Restructuring cost included in segment profit (loss):
North America	$(72)	$1,342	$105	$3,062
Europe	4,854	7,134	11,232	31,683
South America	—	—	—	—
Asia Pacific	63	64	353	64
Consolidated	$4,845	$8,540	$11,690	$34,809

	December 31, 2014	September 30, 2015
Segment assets:
North America	$885,242	$942,907
Europe	591,743	600,684
South America	105,547	66,775
Asia Pacific	300,302	478,454
Eliminations and other	249,933	200,074
Consolidated	$2,132,767	$2,288,894

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

15. Financial Instruments and Fair Value
Fair values of the Term Loan Facility approximated $723,401 and $726,613 at December 31, 2014 and September 30, 2015, respectively, based on quoted market prices, compared to the recorded value of $742,902 and $737,679 at December 31, 2014 and September 30, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Mexican Peso and the Euro against the Czech Koruna, the Polish Zloty, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of September 30, 2015, the notional amount of these contracts was $9,443. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $635 and $925 for the three and nine months ended September 30, 2015. These foreign currency derivative contracts consist of hedges of transactions up to December 2015.
Interest Rate Swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of September 30, 2015, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount to be reclassified in the next twelve months is expected to be approximately $3,020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2014 and September 30, 2015 are as follows:

	December 31, 2014	September 30, 2015
Other current assets:
Forward foreign exchange contracts	$370	$288
Interest rate swaps	—	36
Other assets:
Interest rate swaps	19	53
Total assets	$389	$377

Accrued liabilities:
Forward foreign exchange contracts	$(1,999)	$(906)
Interest rate swaps	(751)	(3,056)
Other liabilities:
Interest rate swaps	(903)	(1,808)
Total liabilities	$(3,653)	$(5,770)
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

Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2014 and September 30, 2015, are shown below:

	December 31, 2014	September 30, 2015	Input
Forward foreign exchange contracts - other current assets	$370	$288	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,999)	(906)	Level 2
Interest rate swaps - other current assets	—	36	Level 2
Interest rate swaps - other assets	19	53	Level 2
Interest rate swaps - accrued liabilities	(751)	(3,056)	Level 2
Interest rate swaps - other liabilities	(903)	(1,808)	Level 2
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
At December 31, 2014 and September 30, 2015, the Company had $95,951 and $69,117, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $396,732 and $207,432 for the nine months ended September 30, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $990 and $468 for the three months ended September 30, 2014 and 2015, respectively, and $2,541 and $1,658 for the nine months ended September 30, 2014 and 2015, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).
At December 31, 2014 and September 30, 2015, the Company had $8,292 and $4,202, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $45,577 and $27,383 for the nine months ended September 30, 2014 and 2015, respectively. Costs incurred on the sale of receivables were $103 and $38 for the three months ended September 30, 2014 and 2015, respectively, and $290 and $115 for the nine months ended September 30, 2014 and 2015, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the condensed consolidated statements of comprehensive income (loss).

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
Business Environment and Outlook
Our business is directly affected by the automotive build rates in North America, Europe, South America and the Asia Pacific region. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.
The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact new vehicle demand. While the U.S. economy remains strong, and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty and unfavorable foreign exchange rates. Ongoing volatility within the emerging markets, including declining economic conditions in Brazil and the slowing pace of economic growth in China, have resulted in light vehicle production volume declines.
Details on light vehicle production in certain regions for the three and nine months ended September 30, 2014 and 2015 are provided in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2014(1)	2015(1)	% Change	2014(1)	2015(1)	% Change
North America	4.2	4.4	4.6%	12.8	13.2	3.0%
Europe	4.6	4.8	4.5%	15.2	15.7	3.5%
South America	1.0	0.8	(21.1)%	2.9	2.4	(17.6)%
Asia Pacific	10.5	10.2	(2.2)%	32.8	32.8	(0.1)%

(1)	Production data based on IHS Automotive, October 2015.
The expected annualized light vehicle production volumes for 2015, compared to the actual production volumes for 2014 are provided in the following table:

(In millions of units)	2014(1)	2015(1)	% Change
North America	17.0	17.5	2.6%
Europe	20.2	20.7	2.9%
South America	3.8	3.0	(20.3)%
Asia Pacific	44.4	44.3	(0.3)%

(1)	Production data based on IHS Automotive, October 2015.
The expected light vehicle production volume for the fourth quarter of 2015, compared to the actual production volumes for the fourth quarter of 2014 are provided in the following table:

(In millions of units)	Q4 2014(1)	Q4 2015(1)	% Change
North America	4.2	4.3	1.7%
Europe	5.0	5.1	1.2%
South America	0.9	0.7	(28.4)%
Asia Pacific	11.6	11.5	(0.7)%

(1)	Production data based on IHS Automotive, October 2015.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(dollar amounts in thousands)
Sales	$780,954	$827,531	$2,476,113	$2,488,402
Cost of products sold	669,701	679,083	2,084,492	2,055,124
Gross profit	111,253	148,448	391,621	433,278
Selling, administration & engineering expenses	67,365	79,065	228,609	239,455
Amortization of intangibles	3,892	3,599	12,325	10,819
Restructuring	4,845	8,540	11,690	34,809
Other operating profit	(18,385)	—	(18,385)	—
Operating profit	53,536	57,244	157,382	148,195
Interest expense, net of interest income	(9,405)	(9,487)	(35,332)	(27,912)
Equity earnings	1,094	911	4,075	4,042
Other income (expense), net	(4,129)	(3,281)	(32,932)	9,907
Income before income taxes	41,096	45,387	93,193	134,232
Income tax expense	18,866	12,869	35,354	44,052
Net income	22,230	32,518	57,839	90,180
Net (income) loss attributable to noncontrolling interests	436	214	(2,244)	35
Net income attributable to Cooper-Standard Holdings Inc.	$22,666	$32,732	$55,595	$90,215
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Sales. Sales were $827.5 million for the three months ended September 30, 2015 compared to $781.0 million for the three months ended September 30, 2014, an increase of $46.6 million, or 6.0%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $74.1 million, decreased volumes in South America and customer price concessions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $679.1 million for the three months ended September 30, 2015 compared to $669.7 million for the three months ended September 30, 2014, an increase of $9.4 million, or 1.4%. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 49% of total cost of products sold for the three months ended September 30, 2015 and 2014, respectively. Cost of products sold for the three months ended September 30, 2015 increased due to higher production volumes in North America,

Europe and Asia Pacific, as well as our Shenya acquisition. These items were partially offset by decreased volumes in South America and continuous improvement savings.
Gross Profit. Gross profit for the three months ended September 30, 2015 was $148.4 million compared to $111.3 million for the three months ended September 30, 2014, an increase of $37.2 million, or 33.4%. As a percentage of sales, gross profit was 17.9% and 14.2% for the three months ended September 30, 2015 and 2014, respectively. The increase in gross profit margin was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price concessions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2015 was $79.1 million, or 9.6% of sales, compared to $67.4 million, or 8.6% of sales, for the three months ended September 30, 2014. Selling, administration and engineering expense for the three months ended September 30, 2015 was impacted primarily by higher costs due to investment in infrastructure to support growth, as well as expansion in the Asia Pacific region.
Restructuring. Restructuring charges were $8.5 million for the three months ended September 30, 2015, compared to $4.8 million for the three months ended September 30, 2014. The increase is primarily due to expenses incurred related to our European restructuring initiative.
Interest Expense, Net. Net interest expense of $9.5 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively, resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility.
Other Income (Expense), Net. Other expense for the three months ended September 30, 2015 was $3.3 million, which consisted of $3.1 million of foreign currency losses and a $0.2 million loss on sale of receivables. Other expense for the three months ended September 30, 2014 was $4.1 million, which consisted primarily of foreign currency losses of $4.8 million and a loss on sale of receivables of $0.5 million, partially offset by other miscellaneous income of $1.2 million.
Income Tax Expense. For the three months ended September 30, 2015, income tax expense was $12.9 million on earnings before income taxes of $45.4 million. This compares to income tax expense of $18.9 million on earnings before income taxes of $41.1 million for the same period of 2014. The lower effective tax rate of 28% for the three months ended September 30, 2015 as compared to 46% for the three months ended September 30, 2014 is primarily a result of a discrete tax expense recorded for an uncertain tax position in one of the Company’s foreign subsidiaries in the three months ended September 30, 2014. Income tax expense for the three months ended September 30, 2015 differs from statutory rates due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Sales. Sales were $2,488.4 million for the nine months ended September 30, 2015 compared to $2,476.1 million for the nine months ended September 30, 2014, an increase of $12.3 million, or 0.5%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $235.7 million, decreased volumes in South America and customer price concessions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,055.1 million for the nine months ended September 30, 2015 compared to $2,084.5 million for the nine months ended September 30, 2014, a decrease of $29.4 million, or 1.4%. Materials comprise the largest component of our cost of products sold and represented approximately 50% and 49% of total cost of products sold for the nine months ended September 30, 2015 and 2014, respectively. Cost of products sold for the nine months ended September 30, 2015 declined due to decreased volumes in South America and continuous improvement savings. These items were partially offset by higher volumes in North America, Europe and Asia Pacific, as well as our Shenya acquisition.
Gross Profit. Gross profit for the nine months ended September 30, 2015 was $433.3 million compared to $391.6 million for the nine months ended September 30, 2014, an increase of $41.7 million, or 10.6%. As a percentage of sales, gross profit was 17.4% and 15.8% for the nine months ended September 30, 2015 and 2014, respectively. The increase in gross profit margin was driven primarily by continuous improvement and material cost savings and improved volume and mix in North

America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price concessions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2015 was $239.5 million, or 9.6% of sales, compared to $228.6 million, or 9.2% of sales, for the nine months ended September 30, 2014. Selling, administration and engineering expense for the nine months ended September 30, 2015 was impacted primarily by higher costs due to investment in infrastructure to support growth, as well as expansion in the Asia Pacific region.
Restructuring. Restructuring charges were $34.8 million for the nine months ended September 30, 2015, compared to $11.7 million for the nine months ended September 30, 2014. The increase is primarily due to expenses incurred related to our European restructuring initiative.
Interest Expense, Net. Net interest expense of $27.9 million for the nine months ended September 30, 2015 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility. Net interest expense of $35.3 million for the nine months ended September 30, 2014 consisted primarily of interest and debt issuance amortization recorded on the Term Loan Facility, Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), Net. Other income for the nine months ended September 30, 2015 was $9.9 million, which consisted of the gain from the remeasurement of our previously held equity interest in Shenya of $14.2 million, partially offset by $3.5 million of foreign currency losses and a $0.8 million loss on sale of receivables. Other expense for the nine months ended September 30, 2014 was $32.9 million, which consisted primarily of a $30.5 million loss on extinguishment of debt, foreign currency losses of $4.0 million and a $1.4 million loss on sale of receivables, partially offset by a $1.9 million gain on sale of investment and $1.2 million of other miscellaneous income.
Income Tax Expense. For the nine months ended September 30, 2015, income tax expense was $44.1 million on earnings before income taxes of $134.2 million. This compares to income tax expense of $35.4 million on earnings before income taxes of $93.2 million for the same period of 2014. The lower effective tax rate of 33% for the nine months ended September 30, 2015 compared to 38% for the nine months ended September 30, 2014 is primarily due to a discrete tax expense for an uncertain tax position in one of the Company’s foreign subsidiaries recorded in the three months ended September 30, 2014, which is not reflected in the effective tax rate for the nine months ended September 30, 2015. The income tax rate for the nine months ended September 30, 2015 differs from statutory rates due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(dollar amounts in thousands)
Sales to external customers
North America	$413,486	$456,352	$1,298,278	$1,327,262
Europe	265,182	247,275	879,081	784,387
South America	39,967	21,824	121,139	77,134
Asia Pacific	62,319	102,080	177,615	299,619
Consolidated	$780,954	$827,531	$2,476,113	$2,488,402

Segment profit (loss)
North America	$45,516	$58,327	$120,445	$156,978
Europe	5,497	(4,766)	(10,548)	(6,377)
South America	(11,115)	(7,484)	(17,931)	(20,114)
Asia Pacific	1,198	(690)	1,227	3,745
Income before income taxes	$41,096	$45,387	$93,193	$134,232
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
North America. Sales for the three months ended September 30, 2015 increased $42.9 million, or 10.4%, compared to the three months ended September 30, 2014, primarily due to an improvement in sales volume and product mix, partially offset by unfavorable foreign exchange of $13.9 million and customer price concessions. Segment profit for the three months ended September 30, 2015 increased by $12.8 million, primarily due to the favorable impact of continuous improvement and material cost savings and improved sales volume and mix, partially offset by unfavorable foreign exchange and customer price concessions.
Europe. Sales for the three months ended September 30, 2015 decreased $17.9 million, or 6.8%, compared to the three months ended September 30, 2014, primarily due to unfavorable foreign exchange of $47.1 million and customer price concessions, partially offset by an improvement in sales volume and mix. Segment loss for the three months ended September 30, 2015 increased primarily due to unfavorable foreign exchange, restructuring and customer price concessions, partially offset by improved sales volume and mix and continuous improvement and material cost savings.
South America. Sales for the three months ended September 30, 2015 decreased $18.1 million, or 45.4%, compared to the three months ended September 30, 2014, primarily due to unfavorable foreign exchange of $11.7 million and a decrease in sales volume. Segment loss for the three months ended September 30, 2015 improved by $3.6 million primarily due to lower other operating expenses, partially offset by a decrease in sales volume.
Asia Pacific. Sales for the three months ended September 30, 2015 increased $39.8 million, or 63.8%, compared to the three months ended September 30, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved sales volume and mix, partially offset by unfavorable foreign exchange. Segment loss for the three months ended September 30, 2015 increased primarily due to higher selling, administration and engineering expense to support growth in the region and unfavorable foreign exchange. These items were partially offset by improved sales volume and mix, the Shenya acquisition and the favorable impact of continuous improvement and material cost savings.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
North America. Sales for the nine months ended September 30, 2015 increased $29.0 million, or 2.2%, compared to the nine months ended September 30, 2014, primarily due to an improvement in sales volume and product mix, partially offset by unfavorable foreign exchange of $34.5 million and customer price concessions. Segment profit for the nine months ended September 30, 2015 increased by $36.5 million, primarily due to the favorable impact of continuous improvement and material cost savings and an improvement in sales volume and mix, partially offset by unfavorable foreign exchange and customer price concessions.

Europe. Sales for the nine months ended September 30, 2015 decreased $94.7 million, or 10.8%, compared to the nine months ended September 30, 2014, primarily due to unfavorable foreign exchange of $170.9 million and customer price concessions, partially offset by an improvement in sales volume and mix. Segment loss for the nine months ended September 30, 2015 improved $4.2 million, primarily due to improved sales volume and mix, continuous improvement and material cost savings and the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our European entities, partially offset by unfavorable foreign exchange, restructuring and customer price concessions.
South America. Sales for the nine months ended September 30, 2015 decreased $44.0 million, or 36.3%, compared to the nine months ended September 30, 2014, primarily due to unfavorable foreign exchange of $27.7 million and a decrease in sales volume. Segment loss for the nine months ended September 30, 2015 increased $2.2 million, primarily due to a decrease in sales volume and unfavorable foreign exchange, partially offset by lower operating expenses.
Asia Pacific. Sales for the nine months ended September 30, 2015 increased $122.0 million, or 68.7%, compared to the nine months ended September 30, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved sales volume and mix. Segment profit for the nine months ended September 30, 2015 increased $2.5 million, primarily due to improved sales volume and mix, the Shenya acquisition and the favorable impact of continuous improvement and material cost savings, partially offset by customer price concessions and higher selling, administration and engineering expense to support growth in the region.
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
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Senior ABL Facility will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our Senior ABL Facility, depend on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Cash Flows
Operating Activities. Net cash provided by operations was $110.0 million for the nine months ended September 30, 2015, which included $63.4 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of increased accounts receivables and inventories, partially offset by increased accounts payable and accrued liabilities. Net cash provided by operations was $88.7 million for the nine months ended September 30, 2014, which included $83.5 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $163.5 million for the nine months ended September 30, 2015, which consisted primarily of $129.7 million of capital spending, $34.4 million for the Shenya acquisition and $4.3 million for investment in joint ventures, offset by proceeds of $4.8 million for the sale of fixed assets and other. Net cash used in investing activities was $106.9 million for the nine months ended September 30, 2014, which consisted primarily of $154.3 million of capital spending and a $5.0 million deposit on acquisition of business, offset by proceeds of $44.9 million from the sale of our thermal and emissions product line, proceeds of $3.4 million from the sale of fixed assets and other, proceeds of $3.2 million from the sale of an investment and a $1.0 million return on equity investments. We anticipate that we will spend approximately $170.0 million to $180.0 million on capital expenditures in 2015.
Financing Activities. Net cash provided by financing activities totaled $0.5 million for the nine months ended September 30, 2015, which consisted primarily of $8.5 million related to the exercise of stock warrants and an increase in short term debt of $1.0 million, partially offset by payments on long-term debt of $6.2 million, taxes withheld and paid on employees' share based awards of $1.3 million, and the purchase of noncontrolling interests of $1.3 million. Net cash provided by financing activities totaled $66.8 million for the nine months ended September 30, 2014, which consisted primarily of $737.5 million related to the proceeds from issuance of long-term debt, $8.5 million related to the exercise of stock warrants and an increase in long-term debt of $6.6 million, partially offset by the repurchase of Senior Notes and the Senior PIK Toggle Notes of $675.6

million, taxes withheld and paid on employees' share based awards of $4.2 million, increase in short term debt of $3.7 million, and payments on long-term debt of $2.2 million.
Non-GAAP Financial Measures
In evaluating our business, management considers EBITDA and Adjusted EBITDA to be key indicators of our operating performance. Our management also uses EBITDA and Adjusted EBITDA:

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

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future, we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(dollar amounts in millions)
Net income attributable to Cooper-Standard Holdings Inc.	$22.7	$32.7	$55.6	$90.2
Income tax expense	18.9	12.9	35.4	44.0
Interest expense, net of interest income	9.4	9.5	35.3	28.0
Depreciation and amortization	28.0	29.3	84.7	85.3
EBITDA	$79.0	$84.4	$211.0	$247.5
Gain on remeasurement of previously held equity interest (1)	—	—	—	(14.2)
Loss on extinguishment of debt (2)	—	—	30.5	—
Gain on divestiture (3)	(17.9)	—	(17.9)	—
Restructuring (4)	4.7	8.6	11.5	34.8
Inventory write-up (5)	—	—	—	1.4
Stock-based compensation (6)	—	—	2.8	—
Acquisition costs	0.4	0.3	0.4	1.3
Other	0.4	—	1.1	0.3
Adjusted EBITDA	$66.6	$93.3	$239.4	$271.1

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.

(3)	Gain on sale of thermal and emissions product line.

(4)	Includes non-cash restructuring and is net of noncontrolling interest.

(5)	Write-up of inventory to fair value for the Shenya acquisition.

(6)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
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
The risks, uncertainties, and other important factors that could cause our actual results to differ materially from the forward-looking statements in this report include, among others: prolonged or material contractions in automotive sales and production volumes, the Company's liquidity; the viability of the Company's supply base and the financial conditions of the Company's customers; loss of large customers or significant platforms; foreign currency exchange rate fluctuations; the Company’s substantial indebtedness; the Company's ability to obtain financing in the future; ability to generate sufficient cash to service all of the Company's indebtedness; operating and financial restrictions imposed on the Company by the credit agreements governing the Company’s Term Loan Facility and Senior ABL Facility; underfunding of pension plans; availability and increasing volatility in costs of manufactured components and raw materials; escalating pricing pressures; the Company's ability to meet significant increases in demand; the Company's ability to successfully compete in the automotive parts industry; risks associated with the Company's non-U.S. operations; ability to control the operations of the Company's joint ventures for the Company’s sole benefit; effectiveness of continuous improvement programs and other cost savings plans; product liability, warranty and recall claims that may be brought against the Company; work stoppages or other labor disruptions; natural disasters; ability to meet the Company's customers' needs for new and improved products on a timely or cost-effective basis; the possibility that the Company's acquisition strategy may not be successful; the ability of the Company's intellectual property portfolio to withstand legal challenges; a disruption in, or the inability to successfully implement upgrades to, the Company's information technology systems; compliance with environmental, health and safety laws and other laws and regulations; the volatility of the Company's annual effective tax rate; significant changes in discount rates and the actual return on pension assets; the possibility of future impairment charges to the Company's goodwill and long-lived assets; the concentration of stock ownership which may allow a few owners to exert significant control over the Company; stock volatility; and dependence on the Company's subsidiaries for cash to satisfy the obligations of the holding Company. See Item 1A. Risk Factors, in our 2014 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. During the quarter ended March 31, 2015, the Company completed the purchase of Shenya and is currently integrating Shenya into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Shenya from management's evaluation of internal controls over financial reporting as of September 30, 2015.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2015, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any such repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. No repurchases were made in the current reporting period. Approximately $40.2 million dollar value of shares may yet be purchased under the Program. This Program was not affected by our May 2013 tender offer, pursuant to which we purchased approximately $200 million of our common stock.

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

COOPER-STANDARD HOLDINGS INC.

November 4, 2015	/S/ JEFFREY S. EDWARDS
Date	Jeffrey S. Edwards Chairman and Chief Executive Officer

November 4, 2015	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Submitted electronically with the Report.