Form 10-K
period 2015-12-31
Cooper-Standard Holdings Inc.
filed 2016-02-23
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2015 was $403,150,257.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 17, 2016 was 17,532,935 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer and anti-vibration systems. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.
Cooper Standard is a New York Stock Exchange (“NYSE”) listed company under the ticker symbol “CPS”. The Company has more than 29,000 employees with 98 facilities in 20 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 79 manufacturing locations and 19 design, engineering, and administrative locations.
The Company has four operating segments: North America, Europe, Asia Pacific and South America. This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world. We have implemented a number of operational restructuring and expansion initiatives this year and in recent years to improve competitiveness, primarily related to footprint optimization in Europe and expansion in Asia and Mexico. See “Segment Results of Operations” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19. “Business Segments” to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information on our segments.
Approximately 82% of our sales in 2015 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in India and China. The remaining 18% of our 2015 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive manufacturers, and replacement market distributors.
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
In August 2009, following the onset of the financial crisis and economic downturn that severely impacted the global automotive industry, Cooper-Standard Holdings Inc. and its wholly-owned subsidiaries in the United States and Canada commenced reorganization proceedings in the United States (the “Chapter 11 proceedings”) and Canada. In May 2010, the Company consummated its reorganization pursuant to a court-confirmed plan of reorganization and emerged from the Chapter 11 proceedings and the Canadian proceedings.
In October 2013, Cooper Standard’s common stock was listed on the NYSE and began trading under the ticker symbol “CPS.” Prior to the NYSE listing, the Company’s common stock was traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “COSH.”
From 2006 to 2013, the Company accelerated its growth through a number of strategic acquisitions including the Fluid Handling Systems Operations in North America, Europe and China (collectively, “FHS”) from ITT Industries, Inc.; Metzeler Automotive Profile Systems; a hose manufacturing operation in Mexico from the Gates Corporation; USi, Inc.; the sealing business of Sigit S.p.A.; a joint venture with Fonds de Modernisation des Equipementiers Automobiles (“FMEA”); and Jyco Sealing Technology.
We continued strategic acquisitions and partnerships in 2014 and 2015 with the acquisition of Cikautxo Borja, S.L.U. in Spain, a manufacturer of heating and cooling hoses; the purchase of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing our equity ownership to 95% and positioning the Company as a leader in sealing systems in the Chinese automotive market; the formation of a joint venture with Polyrub Extrusions (India) Private Limited to grow the

Company’s fluid transfer systems business in Asia; and a joint venture with INOAC Corporation of Japan accelerating our fluid transfer systems strategy in Asia.
In 2014 and 2015, the Company divested its thermal and emissions product line and hard coat plastic exterior trim business, respectively, to focus on the product lines where Cooper Standard holds leading market positions.
Business Strategy
Cooper Standard has a well-defined and broadly communicated corporate vision: to drive for profitable growth and become one of the thirty largest global automotive suppliers in terms of sales, and among the top 5% in terms of return on invested capital (Top 30 / Top 5). The Company’s strategic plan is geared to realize this vision by matching our priorities and strengths to the emerging global industry environment. To this end, we continue to:

•	Focus on our core product lines;

•	Produce superior products as a recognized innovation leader;

•	Create an advantaged global manufacturing footprint to support customers; and

•	Commonize and standardize world-class engineering and manufacturing operations.
As the Company continues to grow, we will look to further evolve our strategy to create additional opportunities to drive shareholder value.
Operational and Strategic Initiatives
As part of its profitable growth strategy, the Company implemented the Cooper Standard Operating System (“CSOS”) to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world.
The CSOS consists of the following areas, with a strategic focus that aligns with the Company’s growth strategy:

CSOS Function	Strategic Focus
World-Class Safety	Implement globally consistent measurement system with zero incidents goal.
World-Class Operations	Optimize global performance by implementing best business practices across the organization.
Continuous Improvement	Implement lean manufacturing tools across all facilities to achieve cost savings and increased performance.
Global Purchasing	Develop an advantaged supply base to effectively leverage scale and optimize supplier quality.
Innovation Management	Focused innovation processes to create breakthrough technologies for market differentiation.
Global Program Management	Ensure consistent and flawless product launch process across all regions.
IT Systems	Implement common systems to effectively communicate information throughout the business.
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
Cooper Standard has evolved and further energized its approach to innovation with its i3 Innovation Process (Imagine, Initiate, Innovate). This approach is used as a mechanism to capture ideas from across our Company and supply partners while promoting a culture of innovation.
Ideas are carefully evaluated by a Global Technology Council and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on breakthrough ideas. This team is developing game-changing technologies based on materials expertise, process know-how, and application vision, which will drive future product direction. Among recently announced technologies is ArmorHose™, a breakthrough technology which results in significantly more durable coolant hoses and eliminates the need for separate abrasion sleeves on under-hood hose assemblies. Several other significant technologies, especially related to advanced materials, processing and weight reduction, have recently been realized. These include: Fortrex™, a revolutionary material that provides higher performance and lower weight to weather seals; and MagAlloy™, a new processing technology for brake lines that increases long term durability through superior corrosion resistance.

Continued Emphasis on Global Platforms
We believe global platforms, which require the same design, quality and delivery standards globally, will drive increased growth for capable global suppliers. It is predicted that the top ten global platforms produced by automakers will account for about 30% of the world’s light vehicle volume by 2021, highlighting the importance of being well-positioned to participate in these high volume global programs. Based on our 2015 revenue, six of the top ten vehicle platforms on which we provide content are global platforms, which demonstrates that customers already look to us to support global platforms. Our global presence and technological capabilities ideally position us to continue to win business on global platforms.
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEMs desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. Our operations currently include several successful joint ventures.
Industry
The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs.
The automotive supplier industry is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale, reduce structural costs, diversify their customer base and establish a global manufacturing footprint have been successful.
Markets Served
The passenger car and light truck market, better known as the light vehicle market, is our largest market and accounts for approximately 95% of our global sales. The focus of this market is on passenger cars and light trucks, up to and including Class 3 Full Size Frame trucks.
In addition to the global team focused on the light vehicle market, we also established dedicated sales and engineering teams in North America and Europe to leverage core product technology into adjacent markets to profitably grow Cooper Standard. The adjacent markets include: commercial vehicle (on-highway and off-highway), specialty markets and technical rubber.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following table shows the approximate percentage of sales to our top customers for the years ended December 31, 2015 and 2014:

Customer	2015	2014
Ford	26%	24%
GM	16%	16%
FCA	12%	13%
PSA Peugeot Citroën	5%	6%
Volkswagen Group	5%	5%
Our other customers include OEMs such as Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in India and China. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Segment Information
See Note 19. “Business Segments” to the consolidated financial statements for segment information.

Products
We have four distinct product lines. These products are produced and supplied globally to a broad range of customers in multiple markets. The percentage of sales by product for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Percentage of Sales
Product Lines	2015	2014	2013
Sealing systems	53%	52%	51%
Fuel and brake delivery systems	20%	20%	23%
Fluid transfer systems	14%	14%	13%
Anti-vibration systems	8%	8%	9%
In addition to these product lines, we also have sales to other adjacent markets.

Product Lines					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Fortrex™	–	Stainless steel trim
	–	Dynamic seals	–	Flush glass systems
	–	Static seals	–	Variable extrusion
	–	Encapsulated glass	–	Specialty sealing products

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	Quick connects

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Secondary air hoses
	–	DPF and SCR emission lines	–	Brake and clutch hoses
	–	Degas tanks	–	ArmorHose™
	–	Air intake and charge	–	ArmorHose™ II
	–	Transmission Oil Cooling Hoses	–	ArmorHose™ TPV

ANTI-VIBRATION SYSTEMS	Control and isolate vibration and noise in the vehicle to improve ride and handling				North America Leader
Products:
	–	Powertrain Mount Systems: (Multi-state Vacuum Switchable Hydraulic Engine Mounts, Bi-state Electric Switchable Hydraulic Engine Mounts, Conventional Hydraulic Mounts, Elastomeric Mounts)
	–	Suspension Mounts: (Conventional & Hydraulic Bushings, Strut Mounts, Spring Seats & Bumpers, Mass Dampers, Dual Durometer (Bi-compound) Bushings)
* Market position study conducted by Booz & Co. (2013) and Boston Consulting Group (2016)

Competition
We believe that the principal competitive factors in our industry are quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Hutchinson, Henniges and Standard Profil, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea, Maruyasu and Usui. Our fluid transfer products compete with Conti-Tech, Hutchinson, Teklas, Tristone and Hwaseung R&A. Our anti-vibration systems compete with Trelleborg/Vibracoustic, Hutchinson, Tokai Rubber, Bridgestone and ContiTech.
Joint Ventures and Strategic Alliances
Joint ventures represent an important part of our business, both operationally and strategically. We have utilized joint ventures to enter into new geographic markets such as China, India and Thailand, to acquire new customers and to develop new technologies. In entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components.
The following table shows our significant unconsolidated joint ventures:

Country	Name	Ownership Percentage
China	Shenya Sealing (Guangzhou) Company Limited	51%
India	Sujan Cooper Standard AVS Private Limited	50%
United States	Nishikawa Cooper LLC	40%
India	Polyrub Cooper Standard FTS Private Limited	35%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
Research and Development
We have a dedicated team of technical and engineering resources in each global region, some of which are located at our customers' facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions. We continue to add technical resources throughout the world as required to support our customers, including a technical center in Shanghai, China and, with the Sujan Cooper Standard joint venture, in Maharashtra, India. We spent $108.8 million, $102.0 million, and $103.5 million in 2015, 2014 and 2013, respectively, on engineering, research and development.
Patents and Trademarks
We believe that one of our key competitive advantages is our ability to translate customer need into innovative solutions through the development of intellectual property. We hold a significant number of patents and trademarks worldwide. Our patents relate to our product lines and are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and have an incentive program to recognize employees whose inventions are patented. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process, but which nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including ArmorHose™, Ultra Pro Coat™, MagAlloy™ and Fortrex™, help differentiate us and lead customers to seek our partnership.
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
Supplies and Raw Materials
The principal raw materials for our business include ethylene propylene diene monomer M-Class rubber (“EPDM”) and synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw material prices have fluctuated greatly in recent years. We have implemented strategies with both our suppliers and our customers to help manage fluctuations in raw material prices. These actions include material substitutions and leveraging global purchases. Global supply chain optimization includes using benchmarks and selective sourcing from low cost regions. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers, on certain raw materials, we have implemented indexes that allow price changes as underlying material costs fluctuate.
Geographic Information
See Note 19. “Business Segments” to the consolidated financial statements for geographic information.
Seasonality
Historically, sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry and lower production may prevail without the impact of seasonality. In the past, model changeover periods have typically resulted in lower sales volumes during July, August and December. During these periods of lower sales volumes, profit may decline but working capital often improves due to the continued collection of accounts receivable.
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments, and as such we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally three to five years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
Employees
As of December 31, 2015, we had more than 29,000 full-time and temporary employees. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2015 and have several contracts set to expire in the next twelve months. As of December 31, 2015, approximately 28% of our employees were represented by unions, and approximately 9% of the unionized employees were located in the United States.
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
Market Data
Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as IHS Automotive and Booz & Co. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
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

Executive Officers
Set forth below is certain information with respect to the current executive officers of the Company.

Name	Age	Position
Jeffrey S. Edwards	53	Chairman and Chief Executive Officer
Matthew W. Hardt	48	Executive Vice President and Chief Financial Officer
Keith D. Stephenson	55	Executive Vice President and Chief Operating Officer
Juan Fernando de Miguel Posada	58	Corporate Senior Vice President and President, Europe and South America
Song Min Lee	56	Corporate Senior Vice President and President, Asia Pacific
D. William Pumphrey, Jr.	56	Corporate Senior Vice President and President, North America
Aleksandra A. Miziolek	59	Senior Vice President, General Counsel and Secretary
Larry E. Ott	56	Senior Vice President and Chief Human Resources Officer
Jonathan P. Banas	45	Vice President, Controller and Chief Accounting Officer
Sharon S. Wenzl	56	Senior Vice President, Corporate Communications and Community Affairs
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
Matthew W. Hardt is our Executive Vice President and Chief Financial Officer, a position he has held since March 2015. Prior to joining the Company, Mr. Hardt served as Senior Vice President, Finance, Industrial Solutions from 2012 to 2014 and Consumer and Industrial Solutions from 2010 to 2012 at TE Connectivity LTD (previously Tyco Electronics). Mr. Hardt served as Vice President, Finance for TE Connectivity LTD’s Specialty Products Group from 2009 to 2010. He previously served in multiple finance and audit roles of increasing responsibility at General Electric Co., including Chief Financial Officer for a number of the company’s global divisions. Mr. Hardt earned a Bachelor of Science degree in finance from Siena College.
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
Juan Fernando de Miguel Posada is our Corporate Senior Vice President and President, Europe and South America, a position he has held since January 2014, previously serving as President, Europe since March 2013. Mr. de Miguel served as western European Chief Executive Officer of Avincis Emergency Services from September 2012 until joining the Company. From May 2011 to September 2012, he served as Consulting President for Europe for Argo Consulting. Mr. de Miguel served as managing director of the Paper Division of SAICA in Spain from 2009 to 2011. From 2007 to 2009, he served as President of the Protective Packaging division of Pregis in Belgium. Mr. de Miguel served as Senior Vice President of Northern Europe for Alstom Transport in France from 2006 to 2007. Previously, Mr. de Miguel held numerous senior level positions at Johnson Controls, Inc., beginning in 1988, ultimately serving as Group Vice President and General Manager, Electronics, Europe and International. Mr. de Miguel received an electrical engineering degree and a Master’s Degree in industrial engineering from Universidad Politecnica de Barcelona, as well as an Executive Master’s degree in Business Administration from the IESE Business School – University of Navarra in Spain.
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
Aleksandra A. Miziolek is our Senior Vice President, General Counsel and Secretary, a position she has held since February 2014. Previously, Ms. Miziolek was the Director of the Automotive Industry Group of Dykema Gossett, PLLC, a national law firm, from 2010. From 2003 to 2010, Ms. Miziolek served on Dykema’s Executive Board and as the Director of its Business Services Department. Ms. Miziolek joined Dykema in 1982 after serving as a law clerk for the Honorable James P. Churchill in the U.S. District Court, Eastern District of Michigan, Southern Division. Ms. Miziolek received her JD from Wayne State University Law School.
Larry E. Ott is our Senior Vice President and Chief Human Resources Officer, a position he has held since January 2014, previously serving as Vice President, Global Human Resources since August 2013. Prior to joining the Company, Mr. Ott served as Senior Vice President, Human Resources for Meritor, Inc. from 2010 until 2013. Prior to this, he held a similar position at Ally Financial Inc. from 2006 until July 2010. Mr. Ott spent 20 years at General Motors in a variety of progressive human resources functions. Mr. Ott earned an MBA with a concentration in Organizational Behavior and Industrial Relations from the University of Michigan and a Bachelor of Science degree in Business Administration and English from the University of Wisconsin at Stevens Point.
Jonathan P. Banas is our Vice President, Controller and Chief Accounting Officer, a position he has held since September 2015. Prior to joining Cooper Standard, Mr. Banas served as Director, Financial Reporting of ZF TRW Automotive Holdings Corp. (formerly TRW Automotive Holdings Corp.) from 2010 to 2015. Prior to this role, Mr. Banas served as Senior Manager of Financial Planning and Analysis from 2007 to 2010 and of Financial Reporting and Technical Accounting from 2004 to 2007 at TRW Automotive Holdings Corp. Previously, Mr. Banas held corporate accounting and financial reporting roles with Hayes Lemmerz International, Inc. from 2003 to 2004, was President of 664 Consulting Group, PC from 2000 to 2003 and was Manager, Audit and Assurance at KPMG LLP from 1994 to 1999. Mr. Banas is a certified public accountant and earned an MBA with a concentration in Finance and Accounting from the University of Michigan and a Bachelor of Business Administration degree in Accounting from Wayne State University.
Sharon S. Wenzl is our Senior Vice President, Corporate Communications and Community Affairs, a position she has held since January 2016. Previously, she was Vice President Corporate Communications, a position she held since joining the company in 2007. Prior to joining Cooper Standard, from 2006 to 2007, Ms. Wenzl was the Principal / Owner of Laramie Group. From 2004 to 2006, she served as Senior Vice President, Global Human Resources and Communications for Tower Automotive. From 1990 to 2004, she held various positions of increasing responsibility at Freudenberg-NOK, most recently serving as Vice President, Human Resources and Corporate Relations. Ms. Wenzl earned a Bachelor of Arts degree in Communications from Michigan State University and a Master of Arts degree in Communications from Eastern Michigan University. She also attended Boston University’s Public Communications Institute as part of her post graduate work.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.
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
There may be other factors beyond the factors set forth in this Annual Report on Form 10-K, including under Item 1A. “Risk Factors,” that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K or other reports we file with the SEC, as applicable, and are expressly qualified in their entirety by the cautionary statements included herein and therein. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.
Item 1A.    Risk Factors
Our business and financial condition can be impacted by a number of factors, including the risks described below and elsewhere in this Annual Report on Form 10-K. Any of these risks could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business, results of operations and financial condition.
We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.
Automotive sales and production are cyclical and depend on, among other things, general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volume could cause our customers to reduce orders of our products, which could adversely affect our business, results of operations and financial condition.
In addition, our liquidity could be adversely impacted if our customers were to extend their normal payment terms. Likewise, if our suppliers were to reduce normal trade credit terms, our liquidity could be adversely impacted. If either of these situations occurs, we may need to rely on other sources of funding to bridge the additional gap between the time we pay our suppliers and the time we receive corresponding payments from our customers.
Escalating pricing pressures may adversely affect our business.
Pricing pressure in the automotive supply industry has been substantial and is likely to continue. Nearly all vehicle manufacturers seek price reductions in both the initial bidding process and during the term of the contract. Price reductions have adversely impacted our sales and profit margins and are expected to do so in the future. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a negative impact on our financial condition.
Our business could be adversely affected if we lose any of our largest customers or significant platforms.
While we provide parts to virtually every major global OEM for use on a multitude of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 54% of our sales for the year ended December 31, 2015. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.
The automotive parts industry is highly competitive. We face numerous competitors in each of our product lines. In general, there are three or more significant competitors and numerous smaller competitors for most of the products we offer. We also face competition for certain of our products from suppliers producing in lower-cost regions such as Asia and Eastern Europe. Our competitors’ efforts to grow market share could exert downward pressure on the pricing of our products and our margins.

Increases in the costs, or reduced availability of, raw materials and manufactured components may adversely affect our profitability.
Raw material costs can be volatile. The principal raw materials we purchase include EPDM and synthetic rubber, components manufactured from carbon steel, plastic resins, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials are the largest component of our costs, representing approximately 50% of our total cost of products sold in 2015. The availability of raw materials and manufactured components can fluctuate due to factors beyond our control. A significant increase in the price of these items, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.
Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruption could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains, and another economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
If a customer experiences a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products, which could adversely affect our business, results of operations and financial condition.
We are subject to other risks associated with our international operations.
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2015, approximately 73% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

•	currency exchange rate fluctuations, currency controls and restrictions, and the ability to hedge currencies;

•	changes in local economic conditions;

•	repatriation restrictions or requirements, including tax increases on remittances and other payments by our foreign subsidiaries;

•	global sovereign fiscal uncertainty and hyperinflation in certain foreign countries;

•	changes in laws and regulations, including export and import restrictions and the imposition of embargos;

•	exposure to possible expropriation or other government actions; and

•	exposure to local political or social unrest including resultant acts of war, terrorism, or similar events.
Expanding our sales and manufacturing operations in the Asia Pacific region, particularly in China, is an integral part of our strategy, and, as a result, our exposure to the risks described above is substantial. The occurrence of any of these risks may adversely affect the results of operations and financial condition of our international operations and our business as a whole.
Foreign currency exchange rate fluctuations could materially impact our operating results.
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
Although we generally produce in the same geographic region as our products are sold, we also produce in countries that predominately sell in another currency. Some of our commodities are purchased in or tied to the U.S. dollar; therefore our earnings could be adversely impacted during the periods of a strengthening U.S. dollar relative to other foreign currencies. We employ financial instruments to hedge certain portions of our foreign currency exposures. However, this will not completely insulate us from the effects of currency fluctuation.
A portion of our operations are conducted by joint ventures which have unique risks.
Certain of our operations are carried on by joint ventures. In joint ventures, we share the management of the company with one or more partners who may not have the same goals, resources or priorities as we do. The operations of our joint ventures are subject to agreements with our partners, which typically include additional organizational formalities as well as requirements to share information and decision making, and may also limit our ability to sell our interest. Additional risks include one or more partners failing to satisfy contractual obligations, a change in ownership of any of our partners and our limited ability to control our partners’ compliance with applicable laws, including the Foreign Corrupt Practices Act. Any such occurrences could adversely affect our financial condition, operating results, cash flow or reputation.
Our capital structure includes a substantial amount of indebtedness, which imposes demands on our liquidity that could have an adverse effect on our financial condition or on our ability to obtain financing in the future.
As of December 31, 2015, we had approximately $777.9 million of outstanding indebtedness, including our $750 million senior term loan facility (the “Term Loan Facility”), our $180 million senior asset-based revolving credit facility ("Senior ABL Facility") and the debt of certain foreign subsidiaries, which requires principal and interest payments. We are permitted by the terms of the Term Loan Facility and our Senior ABL Facility to incur additional indebtedness, subject to the restrictions therein, which could:

•	make it more difficult for us to satisfy our obligations under the Term Loan Facility and the Senior ABL facility;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, since the majority of our borrowings are at variable rates of interest; and

•	increase our cost of borrowing.
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, which could have an adverse effect on our business, results of operations and financial condition.
The Term Loan Facility and the Senior ABL Facility impose significant operating and financial restrictions on us and our subsidiaries.
The Term Loan Facility and the Senior ABL Facility limit our ability, among other things, to:
•incur additional indebtedness or issue certain disqualified stock and preferred stock;
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock;
•make certain investments or other restricted payments;
•enter into certain restrictive agreements;
•engage in transactions with affiliates;
•sell certain assets or merge with or into other companies;
•guarantee indebtedness; and
•permit liens.
Moreover, our Senior ABL Facility provides the agent considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us.
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. A breach of any of these covenants could result in a default under the Senior ABL Facility and under the Term Loan Facility. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders under the Senior ABL Facility and the Term Loan Facility and/or amend the covenants in such agreements.
Our pension plans are currently underfunded, and we may have to make cash payments to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2015, our net underfunded status was $173.3 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, results of operations and financial condition.
Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our pension plans. Generally accepted accounting principles in the United States (“U.S. GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. Because these assumptions have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, results of operations and financial condition.
The benefits of our continuous improvement program and other cost savings plans may not be fully realized.
Our operations strategy includes continuous improvement programs and implementation of lean manufacturing tools across all facilities to achieve cost savings and increased performance. We have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level we anticipate. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected.
We may incur significant costs related to manufacturing facility closings or consolidation which could have an adverse effect on our financial condition.
If we must close or consolidate manufacturing locations, the exit costs associated with such closure or consolidation, including employee termination costs, may be significant. Such costs could negatively affect our cash flows, results of operations and financial condition.
Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we may obligate ourselves to deliver new products that are subject to our customers’ timing, performance and quality standards. Given the number and complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs. However, our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.
Our continued success depends on our ability to maintain advanced technological capabilities and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products. We may be unable to develop new products successfully or to keep pace with technological developments by our competitors and the industry in general. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, results of operations and financial condition could be adversely affected.
Any acquisitions or divestitures we make may be unsuccessful, may take longer than anticipated or may negatively impact our business, financial condition, results of operations and cash flows.
We may pursue acquisitions or divestitures in the future as part of our strategy. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing customer or supplier relationships, and the diversion of management’s attention from day-to-day business. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. Our ability to make investments may also be limited by the terms of our existing or future financing arrangements. Any acquisitions or divestitures we pursue may not be successful or prove to be beneficial to our operations and cash flow.
We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.
We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage.

Accordingly, we could experience material warranty or product liability expenses in the future and incur significant costs to defend against these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Product recalls could cause us to incur material costs and could harm our reputation or cause us to lose customers, particularly if any such recall causes customers to question the safety or reliability of our products. Also, while we possess considerable historical warranty and recall data with respect to the products we currently produce, we do not have such data relating to new products, assembly programs or technologies, including any new fuel and emissions technology and systems being brought into production, to allow us to accurately estimate future warranty or recall costs.
In addition, the increased focus on systems integration platforms utilizing fuel and emissions technology with more sophisticated components from multiple sources could result in an increased risk of component warranty costs over which we have little or no control and for which we may be subject to an increasing share of liability to the extent any of the other component suppliers are in financial distress or are otherwise incapable of fulfilling their warranty or product recall obligations. Our costs associated with providing product warranties and responding to product recall claims could be material, and we do not have insurance covering product recalls. Product liability, warranty and recall costs may adversely affect our business, results of operations and financial condition.
We are subject to a broad range of environmental, health and safety laws and regulations which could adversely affect our business and results of operations.
We are subject to a broad range of laws and regulations governing emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and health and safety. We may incur substantial costs in complying with these laws and regulations. Many of our current and former facilities have been subject to certain environmental investigations and remediation activities, and we maintain environmental reserves for certain of these sites. Through various acquisitions, we have acquired a number of manufacturing facilities, and we cannot assure that we will not incur material costs or liabilities relating to activities that predate our ownership. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.
Work stoppages or similar difficulties could disrupt our operations and negatively affect our operations and financial performance.
We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have an adverse effect on our operations, customer relationships and financial results. Additionally, a work stoppage at one or more of our suppliers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by our customers’ employees could result in reduced demand for our products and could have an adverse effect on our business. As of December 31, 2015, approximately 28% of our employees were represented by unions, and approximately 9% of the unionized employees were located in the U.S. In addition, it is possible that our workforce will become more unionized in the future. Unionization activities could increase our costs, which could negatively affect our profitability.
If we are unable to protect our intellectual property or if a third party challenges our intellectual property rights, our business could be adversely affected.
We own or have rights to proprietary technology that is important to our business. We rely on intellectual property laws, patents, trademarks and trade secrets to protect such technology. Such protections, however, vary among the countries in which we market and sell our products, and as a result, we may be unable to prevent third parties from using our intellectual property without authorization. Any infringement or misappropriation of our technology could have an adverse effect on our business and results of operations. We also face exposure to claims by others for infringement of intellectual property rights and could incur significant costs or losses related to such claims. In addition, many of our supply agreements require us to indemnify our customers from third-party infringement claims. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: ceasing the manufacture, use or sale of the infringing products; paying substantial damages to third parties, including to customers to compensate them for the discontinued use of a product or to replace infringing technology with non-infringing technology; or expending significant resources to develop or license non-infringing products, any of which could adversely affect our operations, business and financial condition.
A disruption in, or the inability to successfully implement upgrades to, our information technology systems, including disruptions relating to cybersecurity, could adversely affect our business and financial performance.
We rely upon information technology networks, systems and processes to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. A breach of our information technology systems could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and/or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.
Further, we continually update and expand our information technology systems to enable us to more efficiently run our business. If these systems are not implemented successfully, our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely effected.
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
Impairment charges relating to our goodwill, long-lived assets or intangible assets could adversely affect our results of operations.
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
A substantial portion of our total outstanding shares are held by a small number of investors who may, individually or collectively, exert significant control over us, and whose shares may be sold in the future.
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
Furthermore, some of our large shareholders may determine to sell their shares in the future. The market price of our common stock could decline as a result of sales of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2015, our operations were conducted through 98 wholly-owned, leased and joint venture facilities in 20 countries (North America: Canada, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 79 are predominantly manufacturing facilities and 19 have design, engineering, administrative or logistics designation(s). Our corporate headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities*	Owned Facilities
North America	Manufacturing(a)	30	23
	Other(b)	7	1
Asia Pacific	Manufacturing	23	12
	Other(b)	4	—
Europe	Manufacturing(a)	22	18
	Other(b)	7	3
South America	Manufacturing	4	1
	Other(b)	1	—

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.
(*) Excludes 6 unutilized (owned) facilities: (2) Europe; (4) North America
Item 3.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably for us. If appropriate, we establish a reserve estimate for each matter and update such estimates as additional information becomes available. We do not believe that the ultimate resolution of any of these matters will have a material adverse effect on our business, financial condition or results of operations.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock has been traded on the NYSE since October 17, 2013, under the symbol “CPS” and our warrants have been traded on the OTC Bulletin Board since June 4, 2010, under the symbol “COSHW.” Prior to its listing on the NYSE, our common stock was traded on the OTC Bulletin Board under the symbol “COSH.”
The following chart lists the high and low sale prices for shares of our common stock and warrants for the fiscal quarters indicated through December 31, 2015 and 2014. With respect to our warrants, these prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2015	High	Low	High	Low
March 31, 2015	$59.20	$50.96	$32.44	$25.67
June 30, 2015	64.24	58.83	36.70	32.45
September 30, 2015	64.79	55.00	39.13	29.00
December 31, 2015	80.15	58.10	49.80	33.59

	Common Stock		Warrants
2014	High	Low	High	Low
March 31, 2014	$70.65	$48.10	$44.00	$23.03
June 30, 2014	70.20	61.24	44.25	34.00
September 30, 2014	65.87	60.92	39.30	34.45
December 31, 2014	59.77	50.99	32.42	25.15
Holders of Common Stock
As of January 25, 2016, we had approximately 4,300 holders of record of our common stock, based on information provided by our transfer agent.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreement governing our Senior ABL Facility and Term Loan Facility contains covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations-Financing Arrangements.” We do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Repurchase Program
On May 24, 2013, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $50 million of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any such repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. No repurchases were made in the current reporting period. Approximately $40.2 million remains available for repurchases under the Program. This Program was not affected by our May 2013 tender offer, pursuant to which we purchased approximately $200 million of our common stock.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. compared with the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2010 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2015.
Comparison of Cumulative Return

	Ticker	12/31/2010	12/30/2011(1)	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Cooper-Standard Holdings Inc.	CPS	$100.00	$76.67	$84.44	$109.13	$128.62	$172.42
S&P 500	SPX	$100.00	$102.09	$117.98	$154.32	$174.19	$176.44
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$87.08	$87.44	$141.94	$146.82	$137.69
(1) Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm. You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in millions except share amounts)
Statement of operations data:
Sales	$3,342.8	$3,244.0	$3,090.5	$2,880.9	$2,853.5
Net income	111.8	45.5	45.2	98.8	76.5
Net income attributable to Cooper-Standard Holdings Inc.	111.9	42.8	47.9	102.8	102.8
Net income available to Cooper-Standard Holdings Inc. common stockholders	111.9	42.8	35.1	76.7	75.3
Earnings per share:
Basic	$6.50	$2.56	$2.39	$4.40	$4.27
Diluted	$6.08	$2.39	$2.24	$4.14	$3.93

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollar amounts in millions)
Balance sheet data (at end of period):
Cash and cash equivalents	$378.2	$267.3	$184.4	$270.6	$361.7
Net working capital (1)	175.3	294.3	269.1	265.6	193.9
Total assets	2,304.3	2,125.6	2,102.8	2,026.0	2,003.8
Total non-current liabilities	1,008.1	1,044.9	911.9	774.0	779.3
Total debt (2)	777.9	778.7	684.4	483.4	488.7
Preferred stock	—	—	—	121.6	125.9
Total equity	614.8	548.7	615.6	629.2	601.2

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$270.4	$171.0	$133.3	$84.4	$172.3
Investing activities	(166.4)	(157.4)	(191.1)	(117.6)	(73.8)
Financing activities	(11.6)	49.4	(23.0)	(58.1)	(24.6)

Other financial data:
Capital expenditures, including other intangible assets	$166.3	$192.1	$183.3	$131.1	$108.3

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).

(2)	Includes $729.8 of our Term loan, $0.4 in capital leases and $47.7 of other third-party debt at December 31, 2015.

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
Company Overview
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. In 2015, approximately 82% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 18% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs' engineering departments in the design and development of our various products.
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
In addition, to remain competitive, we must also consistently achieve and sustain cost savings. In an ongoing effort to reduce our cost structure, we run a global continuous improvement program which includes training for our employees, as well as implementation of lean tools, structured problem solving, best business practices, standardized processes and change management. We also evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries. We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our continuous improvement initiatives.
Our OEM sales are principally generated from purchase orders issued by OEMs and as a result, we have typically have no order backlog. Once selected by an OEM to supply products for a particular platform, we typically supply those products for the life of the platform, which is normally three to five years (although there is no guarantee that this will occur). In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
In 2015, approximately 53% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Business Environment and Outlook
According to the forecasting firm IHS, global light vehicle sales were approximately 88 million units in 2015, reflecting a slight fall-off in emerging markets. Looking forward, vehicle sales are expected to surpass 100 million units by 2021.
We expect that much of the projected growth will be driven by emerging markets such as Greater China, Brazil and Southeast Asia. Furthermore, we anticipate that North American sales will remain stable over the next few years, while Europe is projected to continue to stabilize and no longer dampen overall global sales growth.
Several factors will present significant opportunities for automotive suppliers who are positioned for the changing environment, such as:

•	continued shift to global platforms;

•	consolidation of suppliers;

•	increased government regulation; and

•	intensified consumer demand for advanced technological features in vehicles.
Our business is directly affected by the automotive build rates in North America, Europe, the Asia Pacific region and South America. New vehicle demand is driven by macro-economic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.
The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact new vehicle demand. While the U.S. economy remains strong, and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty, oil supply and demand issues and unfavorable foreign exchange rates. Ongoing volatility within the emerging markets, including declining economic conditions in Brazil and the slowing pace of economic growth in China, have impacted light vehicle production volume in recent periods.
Details on light vehicle production in certain regions for 2015 and 2014, as well as projections for 2016, are provided in the following table:

(In millions of units)	2016(1)	2015(1)	2014(1)	% Change 2014-2015
North America	18.2	17.5	17.0	2.7%
Europe	21.2	20.9	20.2	3.8%
Asia Pacific(2)	46.9	45.2	44.4	1.6%
South America	2.8	3.0	3.8	(20.6)%
(1) Production data based on IHS Automotive, January 2016.
(2) Includes China units of 25.3, 23.9, and 23.0 for 2016, 2015 and 2014, respectively.
Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. There are typically three or more significant competitors and numerous smaller competitors for most of the products we produce. Automotive suppliers with a global manufacturing footprint capable of fully servicing customers around the world will continue to lead the supply industry going forward.
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
Pricing pressure has continued as competition for market share has reduced the overall profitability of the industry and resulted in continued pressure on suppliers for price reductions. Consolidations and market share shifts among vehicle manufacturers continues to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes.

Results of Operations

	Year Ended December 31,
	2015	2014	2013
	(dollar amounts in thousands)
Sales	$3,342,804	$3,243,987	$3,090,542
Cost of products sold	2,755,691	2,734,558	2,617,804
Gross profit	587,113	509,429	472,738
Selling, administration & engineering expenses	329,922	301,724	293,446
Amortization of intangibles	13,892	16,437	15,431
Impairment charges	21,611	26,273	—
Restructuring charges	53,844	17,414	21,720
Other operating profit	(8,033)	(16,927)	—
Operating profit	175,877	164,508	142,141
Interest expense, net of interest income	(38,331)	(45,604)	(54,921)
Equity earnings	5,683	6,037	11,070
Other income (expense), net	9,759	(36,658)	(7,437)
Income before income taxes	152,988	88,283	90,853
Income tax expense	41,218	42,810	45,599
Net income	111,770	45,473	45,254
Net loss (income) attributable to noncontrolling interests	110	(2,694)	2,687
Net income attributable to Cooper-Standard Holdings Inc.	$111,880	$42,779	$47,941
Year ended December 31, 2015 Compared to Year ended December 31, 2014.
Sales. Sales were $3,342.8 million for the year ended December 31, 2015, compared to $3,244.0 million for the year ended December 31, 2014, an increase of $98.8 million, or 3.0%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $298.2 million, decreased volumes in South America and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $2,755.7 million for the year ended December 31, 2015, compared to $2,734.6 million for the year ended December 31, 2014, an increase of $21.1 million or 0.8%. Materials comprise the largest component of our cost of products sold and represented approximately 50% and 49% of total cost of products sold for the years ended December 31, 2015 and 2014, respectively. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our Shenya acquisition. These items were partially offset by decreased volumes in South America and continuous improvement savings.
Gross Profit. Gross profit for the year ended December 31, 2015 was $587.1 million compared to $509.4 million for the year ended December 31, 2014. As a percentage of sales, gross profit was 17.6% and 15.7% of sales for the years ended December 31, 2015 and 2014, respectively. The increase in gross profit was driven primarily by continuous improvement and material costs savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price reductions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2015 was $329.9 million or 9.9% of sales compared to $301.7 million or 9.3% of sales for the year ended December 31, 2014. Selling, administration and engineering expense for the year ended December 31, 2015 was impacted primarily by incentive compensation due to favorable operating results, higher infrastructure costs and the Shenya acquisition, partially offset by favorable foreign exchange.
Impairment Charges. In 2015, due to the deterioration of financial results the undiscounted cash flows at one of our European facilities and two of our South American facilities did not exceed their book value, resulting in non-cash asset impairment charges of $13.6 million being recorded in the fourth quarter of 2015. Additionally, due to the deterioration of the economic conditions in the region customer relationships in South America were fully impaired, resulting in a non-cash impairment charge of $8.0 million. In 2014, due to the deterioration of financial results the undiscounted cash flows at two of our European facilities and two of our North American facilities did not exceed their book value, resulting in an asset impairment charge of $24.2 million being recorded in the fourth quarter of 2014. Additionally, certain assets and patents in the North America segment were written down to their estimated fair market values, resulting in an impairment charge of $2.1 million.
Restructuring. Restructuring charges of $53.8 million for the year ended December 31, 2015 increased $36.4 million compared to $17.4 million for the year ended December 31, 2014. The increase is primarily the result of expenses incurred related to our European restructuring initiative.
Other Operating Profit. Other operating profit for the year ended December 31, 2015 was $8.0 million resulting from the gain on the sale of our hard coat plastic exterior trim business. Other operating profit for the year ended December 31, 2014 was $16.9 million, of which $16.0 million related to the gain on the sale of our thermal and emissions business.
Interest Expense, net. Net interest expense of $38.3 million for the year ended December 31, 2015 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility. Net interest expense of $45.6 million for the year ended December 31, 2014 resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility, Senior Notes and Senior PIK Toggle Notes.
Other Income (Expense), net. Other income for the year ended December 31, 2015 was $9.8 million, consisting of the gain from remeasurement of our previously held equity interest in Shenya of $14.2 million, which was partially offset by $3.4 million of foreign currency losses and $1.0 million of loss on sale of receivables. Other expense for the year ended December 31, 2014 was $36.7 million, consisting of a $30.5 million loss on extinguishment of debt, $7.1 million of foreign currency losses and $1.9 million of loss on sale of receivables, which were partially offset by a $1.9 million gain on the sale of an equity method investment and $0.9 million of other miscellaneous income.
Income Tax Expense. Income taxes for the year ended December 31, 2015 included an expense of $41.2 million on earnings before taxes of $153.0 million. This compares to an expense of $42.8 million on $88.3 million of earnings before taxes for the year ended December 31, 2014. Tax expense in 2015 and 2014 differed from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, tax incentives recognized in Poland resulting from increased current and future profitability and a new Special Economic Zone permit, the mix of income between the United States and foreign sources, tax credits and incentives, and other nonrecurring discrete items.
Year ended December 31, 2014 Compared to Year ended December 31, 2013.
Sales. Sales were $3,244.0 million for the year ended December 31, 2014, compared to $3,090.5 million for the year ended December 31, 2013, an increase of $153.5 million, or 5.0%. Sales were favorably impacted by an increase in volumes in the North America, Europe and Asia Pacific segments. In addition, the Jyco Sealing Technologies (“Jyco”) acquisition, which was completed July 31, 2013, provided $45.2 million of incremental sales. These items were partially offset by unfavorable foreign exchange of $31.3 million, customer price reductions and the sale of our thermal and emissions product line.
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
Gross Profit. Gross profit for the year ended December 31, 2014 was $509.4 million compared to $472.7 million for the year ended December 31, 2013. As a percentage of sales, gross profit was 15.7% and 15.3% of sales for the years ended December 31, 2014 and 2013, respectively. The increase in gross profit was driven by the favorable impact of continuous improvement and material costs savings and increased volumes in the North America, Europe and Asia Pacific segments, partially offset by customer price reductions.
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
Other Income (Expense), net. Other expense for the year ended December 31, 2014 was $36.7 million, consisting of a $30.5 million loss on extinguishment of debt, $7.1 million of foreign currency losses and $1.9 million of loss on sale of receivables, which were partially offset by a $1.9 million gain on the sale of an equity method investment and $0.9 million of other miscellaneous income. Other expense for the year ended December 31, 2013 was $7.4 million, consisting of $9.4 million of foreign currency losses and $1.7 million of loss on sale of receivables, which were partially offset by $3.7 million of other miscellaneous income.
Income Tax Expense. Income taxes for the year ended December 31, 2014 included an expense of $42.8 million on earnings before taxes of $88.3 million. This compares to an expense of $45.6 million on $90.9 million of earnings before taxes for the year ended December 31, 2013. Tax expense in 2014 differed from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, tax incentives recognized in Poland resulting from increased current and future profitability and a new Special Economic Zone permit, the distribution of income between the United States and foreign sources, tax credits and incentives, and other nonrecurring discrete items. Tax expense in 2013 differs from the statutory rate due to the incremental valuation allowance recorded on tax losses and credits generated in certain foreign jurisdictions, the mix of income between the United States and foreign sources, tax credits and incentives, and other nonrecurring discrete items.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(dollar amounts in thousands)
Sales to external customers
North America	$1,778,621	$1,698,826	$1,617,981
Europe	1,033,635	1,138,428	1,076,122
Asia Pacific	435,127	249,172	219,899
South America	95,421	157,561	176,540
Consolidated	$3,342,804	$3,243,987	$3,090,542
Segment profit (loss)
North America	$215,487	$136,682	$134,727
Europe	(22,435)	(28,062)	(40,046)
Asia Pacific	4,063	3,524	8,104
South America	(44,127)	(23,861)	(11,932)
Income before income taxes	$152,988	$88,283	$90,853
Year ended December 31, 2015 Compared to the Year Ended December 31, 2014.
North America. Sales for the year ended December 31, 2015 increased $79.8 million or 4.7%, compared to the year ended December 31, 2014, primarily due to an improvement in sales volume and product mix, partially offset by unfavorable foreign exchange of $44.9 million and customer price reductions. Segment profit for the year ended December 31, 2015 increased $78.8 million primarily due to the favorable impact of continuous improvement and material cost savings, an improvement in sales volume and mix, partially offset by customer price reductions, unfavorable foreign exchange and higher incentive compensation due to favorable operating results.
Europe. Sales for the year ended December 31, 2015 decreased $104.8 million, or 9.2%, compared to the year ended December 31, 2014, primarily due to unfavorable foreign exchange of $204.8 million and customer price reductions, partially offset by improved sales volume. Segment loss improved by $5.6 million, primarily due to improved sales volume and mix, continuous improvement and material cost savings and the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our European entities, partially offset by unfavorable foreign exchange, increased restructuring costs, customer price reductions and higher incentive compensation due to improved operating results.
Asia Pacific. Sales for the year ended December 31, 2015 increased $186.0 million, or 74.6%, compared to the year ended December 31, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved sales volume, partially offset by unfavorable foreign exchange of $11.7 million. Segment profit increased by $0.5 million, primarily due to improved sales volume and mix, the Shenya acquisition and the favorable impact of continuous improvement and material costs savings, partially offset by higher engineering and administrative costs to support growth in the region as well as higher incentive compensation due to favorable operating results.
South America. Sales for the year ended December 31, 2015 decreased $62.1 million or 39.4%, compared to the year ended December 31, 2014, primarily due to unfavorable foreign exchange of $36.8 million and a decrease in sales volumes. Segment loss increased by $20.3 million, primarily due to impairment charges at two facilities and the write off of customer relationships that were impaired, a decrease in sales volume and unfavorable foreign exchange, partially offset by the favorable impact of continuous improvement savings.
Year ended December 31, 2014 Compared to the Year Ended December 31, 2013.
North America. Sales for the year ended December 31, 2014 increased $80.8 million or 5.0%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by customer price reductions, the sale of our thermal and emissions product line, and unfavorable foreign exchange of $21.8 million. Segment profit for the year ended December 31, 2014 increased $2.0 million, primarily due to the favorable impact of continuous improvement savings, increased sales volume and material cost savings, partially offset by the loss on extinguishment of debt, impairment charges, customer price reductions, and higher staffing costs.
Europe. Sales for the year ended December 31, 2014 increased $62.3 million, or 5.8%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume and favorable foreign exchange of $2.5 million, which were partially offset by customer price reductions and the sale of our thermal and emissions product line. Segment loss improved by $12.0 million, primarily due to increased sales volume, and the favorable impact of continuous improvement and material cost savings, which were partially offset by the loss on extinguishment of debt, impairment charges, customer price reductions and higher staffing costs.
Asia Pacific. Sales for the year ended December 31, 2014 increased $29.3 million, or 13.3%, compared to the year ended December 31, 2013, primarily due to an increase in sales volume. In addition, sales were favorably impacted by the Jyco acquisition, which was completed July 31, 2013. These items were partially offset by unfavorable foreign exchange of $2.1 million and customer price reductions. Segment profit decreased by $4.6 million, primarily due to the loss on extinguishment of debt, higher staffing costs and customer price reductions, which were partially offset by increased volumes and the favorable impact of continuous improvement and material cost savings.
South America. Sales for the year ended December 31, 2014 decreased $19.0 million, or 10.8%, compared to the year ended December 31, 2013, primarily due to a decrease in sales volumes and unfavorable foreign exchange of $9.9 million. Segment loss increased by $11.9 million, primarily due to the loss on extinguishment of debt, and a decrease in sales volume.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our Senior ABL Facility, and receivables factoring. We anticipate that these funding sources will be sufficient to meet our needs for the next twelve months. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the consolidated financial statements for additional information.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, borrowings under our Senior ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors.
Cash Flows
Operating activities. Net cash provided by operations was $270.4 million for the year ended December 31, 2015, which included $36.6 million of cash provided by operating assets and liabilities. Cash provided by operations was primarily the result of increased earnings, as well as changes in accounts and tooling receivables, accounts payable and accrued liabilities of $63.9 million. In addition, pension contributions of $7.9 million were made during the year ended December 31, 2015. Net cash provided by operations was $171.0 million for the year ended December 31, 2014, which included $43.1 million of cash used that related to changes in operating assets and liabilities. The use of cash related to operating assets and liabilities was primarily a result of changes in accounts receivable and tooling receivables and accounts payable of $29.4 million and pension contributions of $12.2 million.
Investing activities. Net cash used in investing activities was $166.4 million for the year ended December 31, 2015, which consisted primarily of $166.3 million of capital spending, $34.4 million for the Shenya acquisition and $4.3 million for investment in joint ventures, offset by proceeds of $33.5 million for the sale of our hard coat plastic exterior trim business and $5.1 million for the sale of fixed assets and other. Net cash used in investing activities was $157.4 million for the year ended December 31, 2014, which consisted primarily of $192.1 million of capital spending and $21.2 million for the acquisition of businesses, offset by proceeds of $50.6 million from the sale of our thermal and emissions product line, the Australian business and the sale of an investment in affiliate, proceeds of $4.4 million for the sale of fixed assets and other, and a $1.0 million return on equity investments. We anticipate that we will spend approximately $155 million to $165 million on capital expenditures in 2016.
Financing activities. Net cash used in financing activities totaled $11.6 million for the year ended December 31, 2015, which consisted primarily of a decrease in short term debt of $9.0 million, payments on long term debt of $8.9 million, taxes withheld and paid on employees' share based awards of $2.0 million, and the purchase of noncontrolling interests of $1.3 million, partially offset by $9.3 million related to the exercise of stock warrants. Net cash provided by financing activities totaled $49.4 million for the year ended December 31, 2014, which consisted primarily of $737.5 million related to the proceeds from issuance of long-term debt, $9.0 million related to the exercise of stock warrants, increase in long-term debt of $6.6 million and excess tax benefit on stock options exercised of $4.1 million, partially offset by the repurchase of the Senior Notes and the Senior PIK Toggle Notes of $675.6 million, purchase of noncontrolling interest of $18.5 million, payments on long-term debt of $4.3 million, repurchase of common stock of $5.2 million and taxes withheld and paid on employees' share based awards of $4.2 million.
Financing Arrangements
Senior ABL Facility
On April 4, 2014, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings BV (the “European Borrower” and, together with the U.S. Borrower and Canadian Borrower, the “Borrowers”), and certain subsidiaries of the U.S. Borrower entered into the Second Amended and Restated Loan and Security Agreement in connection with its Senior ABL Facility, with certain lenders, Bank of America, N.A., as agent (the “Agent”) for such lenders, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., and J.P. Morgan Securities LLC, as joint lead arrangers and bookrunners. On June 11, 2014, the Parent and the Borrowers entered into Amendment No. 1 to the Second Amended and Restated Senior ABL Facility. A summary of our Senior ABL Facility is set forth below. This description is qualified in its entirety by reference to the credit agreement governing our Senior ABL Facility.
General. Our Senior ABL Facility provides for an aggregate revolving loan availability of up to $180.0 million, subject to borrowing base availability, including a $60.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. Our Senior ABL Facility also provides for an uncommitted $75.0 million incremental loan facility, for a potential total Senior ABL Facility of $255.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2015, there were no borrowings under the Senior ABL Facility, and subject to borrowing base availability, the Company had $180.0 million in availability, less outstanding letters of credit of $42.6 million.
Maturity. Any borrowings under our Senior ABL Facility will mature, and the commitments of the lenders under our Senior ABL Facility will terminate, on March 1, 2018.
Borrowing base. Loan and letter of credit availability under our Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under our Senior ABL Facility is apportioned as follows: $150.0 million to the U.S. Borrower., which includes a $60.0 million sublimit to the European Borrower and $30.0 million to the Canadian Borrower.
Guarantees; security. Obligations under our Senior ABL Facility and cash management arrangements and hedging arrangements, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”) entered into by the U.S. Borrower are guaranteed on a senior secured basis by the Company and all of its U.S. subsidiaries. Obligations of the Canadian Borrower under our Senior ABL Facility and Additional ABL Secured Obligations of the Canadian Borrower and its Canadian subsidiaries are guaranteed on a senior secured basis by the Company, its U.S. subsidiaries and the Canadian Borrower and Canadian subsidiaries. Obligations of the European Borrower under our Senior ABL Facility and Additional ABL Secured Obligations of the European Borrower are guaranteed on a senior secured basis by the Parent and its U.S. subsidiaries. The obligations under our Senior ABL Facility and related guarantees are secured by (1) a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts, securities accounts, letters of credit, commercial tort claims and certain related assets and proceeds of the foregoing and (2) a second priority lien on all the capital stock in restricted subsidiaries directly held by the U.S. Borrower and each of the U.S. Guarantors, substantially all material owned real property located in the U.S. and equipment of the U.S. Borrower and the U.S. Guarantors and all other material personal property of the U.S. Borrower and the U.S. Guarantors.
Interest. Borrowings under our Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin;

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the European Borrower, LIBOR plus an applicable margin.
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
Covenants; Events of Default. Our Senior ABL Facility includes affirmative and negative covenants that impose substantial restrictions on our financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. Our Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under our Senior ABL Facility is less than specified levels or an event of default has occurred. Our Senior ABL Facility also contains various events of default that are customary for comparable facilities.
Our current revenue forecast for 2016 is determined from specific platform volume projections consistent with a North American and European light vehicle production estimate of 18.2 million units and 21.2 million units, respectively. Adverse changes to the vehicle production levels could have a negative impact on our future sales, liquidity, results of operations and ability to comply with our debt covenants under our Senior ABL Facility or any future financing arrangements we enter into. In addition to the potential impact of changes on our sales, our current operating performance and future compliance with the covenants under our Senior ABL Facility or any future financing arrangements we enter into are dependent upon a number of other external and internal factors, such as changes in raw material costs, changes in foreign currency rates, our ability to execute our cost savings initiatives, our ability to implement and achieve the savings expected by the changes in our operating structure and other factors beyond our control.
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility in order to (i) refinance the 8 1/2% Senior Notes due 2018 (“Senior Notes”) and 7 3/8% Senior PIK Toggle Notes due 2018 (“Senior PIK Toggle Notes”), including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750.0 million and may be increased (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300.0 million. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors (limited to 65% of the capital stock of any Foreign subsidiaries), (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor, plus an applicable margin of 3.00% or the base rate option (the highest of the Federal Funds rate plus 0.50%, prime rate, or one-month Eurodollar rate plus 1.00%), plus an applicable margin of 2.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750.0 million was fully drawn to extinguish the Senior PIK Toggle Notes and the Senior Notes and to pay related fees and expenses. Debt issuance costs of approximately $7.9 million were incurred on this transaction, along with the original issue discount of $3.8 million. Both the debt issuance costs and the original issue discount will be amortized into interest expense over the term of the Term Loan Facility. As of December 31, 2015, the principal amount of $738.8 million was outstanding. As of December 31, 2015, the Company had $2.8 million of unamortized original issue discount.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. At December 31, 2015 and 2014, we had $63.5 million and $96.0 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2015 and 2014, total accounts receivables factored were $264.8 million and $509.3 million, respectively. Costs incurred on the sale of receivables were $2.1 million, $3.3 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under our credit agreement governing our Senior ABL Facility and Term Loan Facility.
As of December 31, 2015, we had no other material off-balance sheet arrangements.
Working capital
Historically, we have not generally experienced difficulties in collecting our accounts receivable, other than the dynamics associated with a global economic downturn which impact both the amount of our receivables and adversely impacts the ability of our customers to pay within normal terms. We believe that we currently have a strong working capital position. As of December 31, 2015, we had cash and cash equivalents of $378.2 million.
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

The following table summarizes the total amounts due as of December 31, 2015 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in millions)
Debt obligations	$738.8	$7.5	$15.0	$15.0	$701.3
Interest on debt obligations	155.5	29.8	58.8	57.6	9.3
Operating lease obligations	85.5	24.5	28.0	18.5	14.5
Other obligations (1)	48.1	39.7	4.4	4.0	—
Total	$1,027.9	$101.5	$106.2	$95.1	$725.1

(1) Represents borrowings and capital lease obligations.
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
We also have minimum funding requirements with respect to our pension obligations. We expect to make minimum cash contributions of approximately $2.3 million to our foreign pension plan asset portfolios in 2016. We do not expect to make cash contributions to our U.S. pension plans in 2016. Our minimum funding requirements after 2016 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. Further, we expect to make cash contributions of $3.9 million to certain of our unfunded pension plans in 2016. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect other postretirement benefit net payments to be approximately $2.6 million in 2016.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $7.8 million as of December 31, 2015 have been excluded from the contractual obligations table above. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.
In addition, excluded from the contractual obligation table are open purchase orders at December 31, 2015 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs and non-cash stock based compensation.
We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of items we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA as a supplement to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future, we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2015	2014	2013
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$111,880	$42,779	$47,941
Income tax expense	41,218	42,810	45,599
Interest expense, net of interest income	38,331	45,604	54,921
Depreciation and amortization	114,427	112,580	111,028
EBITDA	$305,856	$243,773	$259,489
Restructuring (1)	53,844	17,188	21,192
Impairment charges (2)	21,611	26,273	—
Gain on remeasurement of previously held equity interest (3)	(14,199)	—	—
Gain on divestiture (4)	(8,033)	(14,568)	—
Loss on extinguishment of debt (5)	—	30,488	—
Amortization of inventory write-up (6)	1,419	—	—
Settlement charges (7)	—	3,637	—
Stock-based compensation (8)	(71)	2,770	5,225
Acquisition costs	1,637	740	946
Other	301	1,236	515
Adjusted EBITDA	$362,365	$311,537	$287,367

(1)	Includes non-cash restructuring and is net of non-controlling interest.

(2)	Impairment charges in 2015 related to fixed assets of $13,630 and intangible assets of $7,981. Impairment charges in 2014 related to fixed assets of $24,573 and intangible assets of $1,700.

(3)	Gain on remeasurement of previously held equity interest in Shenya.

(4)	Gain on sale of hard coat plastic exterior trim business in 2015 and thermal and emissions product line in 2014.

(5)	Loss on extinguishment of debt relating to the repurchase of our Senior Notes and Senior PIK Toggle Notes.

(6)	Amortization of write-up of inventory to fair value for the Shenya acquisition.

(7)	Settlement charges relating to the US pension plans that were amended to offer a one-time voluntary lump sum window to certain terminated vested participants.

(8)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.
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
Extreme fluctuations in material pricing have occurred in recent years, adding challenges in forecasting supply costs. Our inability generally to recover higher than anticipated material costs from our customers could impact our profitability.
Seasonal Trends
Historically, sales to automotive customers are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry, and lower production may prevail without the impact of seasonality. In the past, model changeover periods have typically resulted in lower sales volumes during July, August and December. During these periods of lower sales volumes, profit performance is reduced but working capital often improves due to the continued collection of accounts receivable.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2. “Significant Accounting Policies,” to the consolidated financial statements. Application of these accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment or estimation than other accounting policies.
Pre-Production Costs Related to Long Term Supply Arrangements. Costs for molds, dies and other tools owned by us to produce products under long-term supply arrangements are recorded at cost in property, plant, and equipment and amortized over the lesser of three years or the term of the related supply agreement. We expense all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer.
Goodwill. As of December 31, 2015 and 2014, we had recorded goodwill of approximately $149.2 million and $135.2 million, respectively. Goodwill is not amortized but is tested for impairment, either annually or when events or circumstances indicate that impairment may exist. We evaluate each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. Estimated fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts discounted at a risk-adjusted rate of return. We assess the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. We conduct our annual goodwill impairment as of October 1st of each year.
Our annual goodwill impairment analysis, completed as of the first day of the fourth quarter, resulted in no impairment for 2015 or 2014.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis in accordance with ASC 360, “Property, Plant, and Equipment.” If impairment indicators exist, we perform the required analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. During 2015, we impaired property, plant and equipment at our South American and European facilities with a carrying value of $36.2 million to their fair value of $22.6 million, resulting in an impairment charge of $13.6 million. Fair value was determined using the estimated salvage values. Additionally, customer relationship intangible assets in South America were fully impaired, resulting in an impairment charge of $8.0 million.
Restructuring. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the valuation of certain assets. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis, and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 4. “Restructuring” to the consolidated financial statements for additional information.
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
Income Taxes. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. In accordance with ASC Topic 740, Accounting for Income Taxes, we evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, expectations for future pretax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes three years cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three-year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, management concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, the Company continues to maintain a valuation allowance related to those net deferred tax assets.
We continue to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2015, we had valuation allowances of $137.0 million related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. Our valuation allowance decreased in 2015 primarily as a result of foreign currency, as well as the release of valuation allowances against our net deferred tax asset in certain foreign jurisdictions partially offset by current year losses with no benefit in certain foreign jurisdictions. The effective tax rate in the year ended December 31, 2015 was impacted by a tax benefit of $14.9 million resulting from changes in judgment related to deferred tax asset valuation allowances. Our current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. We intend to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. Our future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether and the extent to which additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 10. "Income Taxes" to the consolidated financial statements for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including assumptions about discount rates and expected returns on plan assets. These assumptions are determined as of the current year measurement date. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $4.9 million and $1.3 million, respectively, for the year ended December 31, 2015.

To develop the discount rate for each plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2015 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2016 net periodic benefit cost expense by approximately $0.9 million or $1.2 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2016 net periodic benefit cost by approximately $3.1 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $67.9 million or $54.9 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $6.7 million in 2016.
The expected annual rate of increase in health care costs is approximately 5.97% for 2015 (5.96% for the United States, 6.00% for Canada), grading down to 5% in 2018, and was held constant at 5.00% for years past 2018. These trend rates were assumed to reflect market trend, actual experience and future expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2016 service and interest cost components by $0.2 million in each case, and the projected benefit obligations would have increased or decreased by $3.1 million or $2.5 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $0.7 million in 2016.
The general funding policy is to contribute amounts deductible for United States federal income tax purposes or amounts required by local statute.
Recent Accounting Pronouncements
See Note 2. “Significant Accounting Policies” to the consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively monitor our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 20. “Fair Value Measurements and Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted material purchases and operating expenses. As of December 31, 2015, the notional amount of these contracts was $29.3 million. As of December 31, 2015, the fair value of the Company's forward foreign exchange contracts was an asset of $0.8 million.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2015, net sales outside of the United States accounted for 73% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. At December 31, 2015, the notional amount of these contracts was $300.0 million. As of December 31, 2015, the fair value of the Company's interest rate swaps was a liability of $4.7 million.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2015. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), which is included in the 2015 consolidated financial statements of Cooper-Standard Holdings Inc. and constituted 9% of total assets as of December 31, 2015 and 5% of revenues and net income, for the year then ended. Our audit of internal control over financial reporting of Cooper-Standard Holdings Inc. also did not include an evaluation of the internal control over financial reporting of Shenya.
In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 23, 2016

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Sales	$3,342,804	$3,243,987	$3,090,542
Cost of products sold	2,755,691	2,734,558	2,617,804
Gross profit	587,113	509,429	472,738
Selling, administration & engineering expenses	329,922	301,724	293,446
Amortization of intangibles	13,892	16,437	15,431
Impairment charges	21,611	26,273	—
Restructuring charges	53,844	17,414	21,720
Other operating profit	(8,033)	(16,927)	—
Operating profit	175,877	164,508	142,141
Interest expense, net of interest income	(38,331)	(45,604)	(54,921)
Equity earnings	5,683	6,037	11,070
Other income (expense), net	9,759	(36,658)	(7,437)
Income before income taxes	152,988	88,283	90,853
Income tax expense	41,218	42,810	45,599
Net income	111,770	45,473	45,254
Net loss (income) attributable to noncontrolling interests	110	(2,694)	2,687
Net income attributable to Cooper-Standard Holdings Inc.	$111,880	$42,779	$47,941
Net income available to Cooper-Standard Holdings Inc. common stockholders	$111,880	$42,779	$35,054

Earnings per share
Basic	$6.50	$2.56	$2.39
Diluted	$6.08	$2.39	$2.24
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$111,770	$45,473	$45,254
Other comprehensive income (loss):
Currency translation adjustment	(80,331)	(56,162)	(12,550)
Benefit plan liabilities, net of tax(1)	2,737	(53,455)	30,612
Fair value change of derivatives, net of tax(2)	(269)	(2,011)	(250)
Other comprehensive (loss) income, net of tax	(77,863)	(111,628)	17,812
Comprehensive income (loss)	33,907	(66,155)	63,066
Comprehensive loss (income) attributable to noncontrolling interests	451	(2,615)	2,629
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$34,358	$(68,770)	$65,695

(1)	Other comprehensive income (loss) related to the benefit plan liabilities is net of a tax effect of $2,051, $19,096 and $(17,224) for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $299, $1,253 and $99 for the years ended December 31, 2015, 2014 and 2013, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$378,243	$267,270
Accounts receivable, net	455,187	377,032
Tooling receivable	102,877	124,015
Inventories	149,645	166,531
Prepaid expenses	30,016	25,626
Other	73,513	93,524
Total current assets	1,189,481	1,053,998
Property, plant and equipment, net	765,369	716,013
Goodwill	149,219	135,169
Intangibles, net	70,702	82,309
Deferred tax assets	49,299	41,059
Other assets	80,222	97,082
Total assets	$2,304,292	$2,125,630
Liabilities and Equity
Current liabilities:
Debt payable within one year	$45,494	$35,631
Accounts payable	400,604	322,422
Payroll liabilities	127,609	94,986
Accrued liabilities	107,713	75,005
Total current liabilities	681,420	528,044
Long-term debt	732,418	743,106
Pension benefits	176,525	191,805
Postretirement benefits other than pensions	52,963	60,287
Deferred tax liabilities	4,914	5,001
Other liabilities	41,253	44,692
Total liabilities	1,689,493	1,572,935
Redeemable noncontrolling interest	—	3,981
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,105,251 shares issued and 17,458,945 outstanding at December 31, 2015 and 18,685,634 shares issued and 17,039,328 outstanding at December 31, 2014	17	17
Additional paid-in capital	513,764	492,959
Retained earnings	306,713	195,233
Accumulated other comprehensive loss	(217,065)	(139,243)
Total Cooper-Standard Holdings Inc. equity	603,429	548,966
Noncontrolling interests	11,370	(252)
Total equity	614,799	548,714
Total liabilities and equity	$2,304,292	$2,125,630
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$14,194	17,275,852	$16	$471,851	$201,907	$(45,448)	$628,326	$905	$629,231
Shares issued under stock option plans	—	32,176	—	(702)	—	—	(702)	—	(702)
Repurchase of common stock	—	(5,044,109)	(5)	(122,067)	(95,477)	—	(217,549)	—	(217,549)
Converted preferred stock shares	—	4,130,742	4	121,908	—	—	121,912	—	121,912
Warrant exercise	—	419,124	1	11,252	—	—	11,253	—	11,253
Stock based compensation, net	—	(137,246)	1	7,695	(2,011)	—	5,685	—	5,685
Preferred stock dividends	—	—	—	—	(4,454)	—	(4,454)	—	(4,454)
Remeasurement of redeemable noncontrolling interest	(8,249)	—	—	—	8,869	—	8,869	(620)	8,249
Purchase of noncontrolling interest	—	—	—	(885)	—	—	(885)	(1,026)	(1,911)
Net income (loss) for 2013	(126)	—	—	—	47,941	—	47,941	(2,561)	45,380
Other comprehensive income (loss)	(666)	—	—	—	—	17,754	17,754	724	18,478
Balance at December 31, 2013	5,153	16,676,539	17	489,052	156,775	(27,694)	618,150	(2,578)	615,572
Shares issued under stock option plans	—	42,014	—	(1,307)	—	—	(1,307)	—	(1,307)
Repurchase of common stock	—	(96,622)	—	(2,338)	(2,824)	—	(5,162)	—	(5,162)
Warrant exercise	—	425,886	—	9,022	—	—	9,022	—	9,022
Stock based compensation, net	—	(8,489)	—	11,458	(1,497)	—	9,961	—	9,961
Excess tax benefit on stock options	—	—	—	4,098	—	—	4,098	—	4,098
Purchase of noncontrolling interest	—	—	—	(17,026)	—	—	(17,026)	(1,461)	(18,487)
Net income (loss) for 2014	(1,110)	—	—	—	42,779	—	42,779	3,804	46,583
Other comprehensive loss	(62)	—	—	—	—	(111,549)	(111,549)	(17)	(111,566)
Balance at December 31, 2014	3,981	17,039,328	17	492,959	195,233	(139,243)	548,966	(252)	548,714
Shares issued under stock option plans	—	20,960	—	(289)	—	—	(289)	—	(289)
Warrant exercise		344,159	—	9,277	—	—	9,277	—	9,277
Stock based compensation, net	—	54,498	—	8,635	(400)	—	8,235	—	8,235
Excess tax benefit on stock options	—	—	—	320	—	—	320	—	320
Acquisition	—	—	—	—	—	—	—	11,836	11,836
Purchase of noncontrolling interest	(3,936)	—	—	2,862	—	(300)	2,562	192	2,754
Net income (loss) for 2015	(45)	—	—	—	111,880	—	111,880	(65)	111,815
Other comprehensive loss	—	—	—	—	—	(77,522)	(77,522)	(341)	(77,863)
Balance at December 31, 2015	$—	17,458,945	$17	$513,764	$306,713	$(217,065)	$603,429	$11,370	$614,799
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$111,770	$45,473	$45,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,535	96,143	95,597
Amortization of intangibles	13,892	16,437	15,431
Impairment charges	21,611	26,273	—
Stock-based compensation expense	13,955	12,587	11,576
Equity earnings, net of dividends related to earnings	(3,766)	(3,767)	(5,723)
Loss on extinguishment of debt	—	30,488	—
Gain on divestitures and sale of investment in affiliate	(8,033)	(18,809)	—
Gain on remeasurement of previously held equity interest	(14,199)	—	—
Deferred income taxes	(2,698)	8,816	27,479
Other	725	542	2,902
Changes in operating assets and liabilities:
Accounts and tooling receivable	(72,546)	(17,934)	(49,786)
Inventories	12,848	888	(31,823)
Prepaid expenses	5,348	277	(5,981)
Accounts payable	61,063	(11,460)	58,369
Accrued liabilities	75,424	(3,674)	(7,939)
Other	(45,544)	(11,231)	(22,099)
Net cash provided by operating activities	270,385	171,049	133,257
Investing activities:
Capital expenditures, including other intangible assets	(166,267)	(192,089)	(183,336)
Proceeds from divestitures and sale of investment in affiliate	33,500	50,602	—
Acquisition of businesses, net of cash acquired	(34,396)	(21,217)	(13,504)
Investment in joint ventures	(4,300)	—	—
Return on equity investments	—	951	2,120
Proceeds from sale of fixed assets and other	5,069	4,357	3,636
Net cash used in investing activities	(166,394)	(157,396)	(191,084)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	737,462	—
Repurchase of Senior Notes and Senior PIK Toggle Notes	—	(675,615)	—
Proceeds from issuance of Senior PIK Toggle Notes, net of debt issuance costs	—	—	194,357
Purchase of noncontrolling interest	(1,262)	(18,487)	(1,911)
Repurchase of common stock	—	(5,162)	(217,549)
Proceeds from exercise of warrants	9,277	9,022	11,253
Increase (decrease) in short term debt, net	(9,008)	334	(486)
Borrowings on long-term debt	151	6,609	7,073
Principal payments on long-term debt	(8,863)	(4,273)	(3,930)
Preferred stock cash dividends paid	—	—	(4,747)
Taxes withheld and paid on employees' share based payment awards	(2,028)	(4,214)	(5,985)
Excess tax benefits on stock options	320	4,098	—
Other	(177)	(363)	(1,122)
Net cash provided by (used in) financing activities	(11,590)	49,411	(23,047)
Effects of exchange rate changes on cash and cash equivalents	18,572	19,836	(5,311)
Changes in cash and cash equivalents	110,973	82,900	(86,185)
Cash and cash equivalents at beginning of period	267,270	184,370	270,555
Cash and cash equivalents at end of period	$378,243	$267,270	$184,370
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share and share amounts)

1. Description of Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The Company believes that it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that they manufacture, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 79 manufacturing locations and 19 design, engineering, administrative and logistics locations in 20 countries around the world.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statement are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Summary of Significant Accounting Policies
Principles of consolidation – The consolidated financial statements include the accounts of the Company and the wholly-owned and less than wholly-owned subsidiaries controlled by the Company. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the consolidated financial statements from the dates of acquisition.
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
Accounts receivable – The Company records trade accounts receivable when revenue is recorded in accordance with its revenue recognition policy and relieves accounts receivable when payments are received from customers. Accounts receivable are written off when it is apparent such amounts are not collectible. Generally, the Company does not require collateral for its accounts receivable, nor is interest charged on accounts receivable balances.
Allowance for doubtful accounts – An allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $4,087 and $4,331 at December 31, 2015 and 2014, respectively.
Advertising expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $3,418, $3,846 and $3,059 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Inventories – Inventories are valued at lower of cost or market. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2015	2014
Finished goods	$43,031	$45,485
Work in process	32,863	36,498
Raw materials and supplies	73,751	84,548
	$149,645	$166,531
Derivative financial instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange and interest rate risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Income taxes – Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if the Company determines that it is more likely than not that the asset will not be realized.
Long-lived assets – Property, plant and equipment are recorded at cost and depreciated using primarily the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include technology and customer relationships, are amortized over their estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors.
Pre-production costs related to long term supply arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $5,104 and $2,955 as of December 31, 2015 and 2014, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. Tooling receivable for customer-owned tooling as of December 31, 2015 and 2014 was $102,877 and $124,015, respectively, of which $71,943 and $92,787, respectively, was not yet invoiced to the customer. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $12,969 and $12,500 as of December 31, 2015 and 2014, respectively.
Goodwill – Goodwill is tested for impairment by reporting unit, either annually or when events or circumstances indicate that impairment may exist. The Company utilizes an income approach to estimate the fair value of each of its reporting units. The income approach is based on projected debt-free cash flow which is discounted to the present value using discount factors that consider the timing and risk of cash flows. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation and discount rate assumptions. Other significant assumptions include the weighted average cost of capital, terminal value growth rate, terminal value margin rates, future capital expenditures and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, the Company believes that the income approach provides a reasonable estimate of the fair value of its reporting units. The guideline public company method, a form of the market approach, was used to corroborate the results of the Company’s income approach conclusions. The Company conducts its annual goodwill impairment analysis as of October 1st of each year.
The Company may first assess qualitative factors to determine if it is necessary to perform the two-step goodwill impairment test. The Company also has the option to bypass the qualitative assessment and proceed directly to the first step of the goodwill test. For 2015, the Company decided to bypass the qualitative assessment and proceed directly to the first step of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying value, then the Company concludes that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. The 2015, 2014 and 2013 annual goodwill impairment analyses resulted in no impairment.
Business combinations – The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.
Revenue recognition and sales commitments – Revenue is recognized when there is persuasive evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed and determinable and collectability is reasonably assured. The Company generally enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once the Company enters into such agreements, fulfillment of its customers’ purchasing requirements can be the Company's obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognize losses as they are incurred.
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
Shipping and handling – Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of net income. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of net income.
Research and development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $108,764, $101,982 and $103,475 for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based compensation – The Company measures stock-based compensation expense at fair value and recognizes such expenses on a straight-line basis over the vesting period of the stock-based employee awards. See Note 18. “Stock-Based Compensation” for additional information.
Use of estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of revenues and expenses during the reporting period and assets and liabilities, as well as disclosure of contingent assets and liabilities, at the date of the financial statements. Considerable judgment is often involved in making such estimates, and the use of different assumptions could result in different conclusions. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The guidance revises existing U.S. GAAP by requiring equity investments (excluding those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

purposes, requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption of certain provisions is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires companies to present deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this guidance prospectively as of December 31, 2015, the impact of which is reflected in the consolidated balance sheet as of that date. As of December 31, 2014, the Company had $15,176 of deferred tax assets and $3,064 of deferred tax liabilities which remain classified as current in the consolidated balance sheet.
In July 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment is determined and not restate prior amounts disclosed. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as a deferred charge. In August 2015, the FASB issued ASU 2015-15, Interest: Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows the presentation of debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether there are outstanding borrowings under the line-of-credit arrangement. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. Retrospective adoption is required. As permitted, the Company elected to early adopt this guidance as of December 31, 2015 and has reclassified debt issuance costs of $6,096 and $7,137 from other long-term assets to debt as of December 31, 2015 and 2014, respectively. Debt issuance costs related to the Company’s revolving credit facility of $1,634 and $2,321 as of December 31, 2015 and 2014, respectively, remain classified within other long-term assets.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU amends the consolidation guidance under U.S. GAAP. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements: Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity's ability to continue as a going concern. This guidance is effective for annual and interim reporting periods ending after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

3. Acquisitions and Divestitures
Shenya Acquisition
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320, of which $41,474 was paid in 2015 and $17,846 was paid in 2014. The acquisition was accounted for as a business combination. The business acquired in the transaction is included in the Company's Asia Pacific segment and is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. The results of operations of Shenya are included in the Company’s consolidated financial statements from the date of acquisition, February 27, 2015. The pro forma effect of this acquisition would not materially impact the Company's reported results for any periods presented, and as a result no pro forma information has been presented.
Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $14,199 recorded in other income (expense), net for the year ended December 31, 2015. The fair value of the Company's previous 47.5% equity interest, 47.5% purchased and 5% noncontrolling interest in Shenya were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within Level 3 of the fair value hierarchy.
The following table summarizes the estimated fair value of Shenya assets acquired and liabilities assumed at the date of acquisition, updated as of December 31, 2015:

Cash and cash equivalents	$7,079
Accounts receivable	24,197
Inventories	12,708
Prepaid expenses	11,624
Other current assets	23,396
Property, plant, and equipment	70,082
Goodwill	19,812
Intangibles	15,340
Other assets	14,834
Total assets acquired	199,072
Debt payable within one year	19,164
Accounts payable	45,159
Other current liabilities	15,877
Other liabilities	9,005
Total liabilities assumed	89,205
Noncontrolling interest	9,386
Net assets acquired including noncontrolling interest	$100,481
Cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and other current liabilities were stated at historical carrying values, which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit margin. Raw material inventory was recorded at historical carrying value as such value approximates the replacement cost. Deferred income taxes have been provided in the consolidated balance sheet based on the Company's estimates of the tax versus book basis of the estimated fair value of the assets acquired and liabilities assumed. The Company has estimated the fair value of property, plant and equipment, intangibles, certain other assets, certain liabilities and noncontrolling interest based upon third party valuations, management's estimates, available information and reasonable and supportable assumptions. Goodwill represents the excess of the acquisition price over the fair value of the identifiable assets acquired and liabilities assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Other Acquisitions
In the first quarter of 2015, the Company acquired the remaining equity interests of Metzler Automotive Profiles India Private Limited (26%) and Cooper Standard Jingda Changchun Automotive Co., Ltd. (20%) for a combined cash consideration of $1,262. These acquisitions were accounted for as equity transactions.
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
In the fourth quarter of 2014, the Company acquired the remaining 49% equity interests of Fonds de Modernisation des Equipementiers Automobiles interest in Cooper Standard France, a body sealing, anti-vibration systems and low pressure hoses joint venture for cash consideration of $18,487. This acquisition was accounted for as an equity transaction.
In the fourth quarter of 2014, the Company acquired Cikautxo Borja, S.L.U, a manufacturer of heating and cooling hoses, for cash consideration of $3,371.
Divestitures
In the fourth quarter of 2015, the Company completed the sale of its hard coat plastic exterior trim business, a non-core operation, to allow the Company to focus resources on its core product groups. The Company received proceeds of $33,500 and recognized a gain of $8,033, which is recorded in other operating profit in the consolidated statements of net income for the year ended December 31, 2015. This divestiture did not meet the discontinued operations criteria.
In the third quarter of 2014, the Company completed the sale of its thermal and emissions product line, a non-core product line, to Halla Visteon Climate Control Corp. The Company received proceeds of $44,937 and recognized a gain of $16,036, which is recorded in other operating profit in the consolidated statements of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria.
In the fourth quarter of 2014, the Company completed the sale of its non-core Australian business. The Company received proceeds of $2,449 and recognized a gain of $891, which is recorded in other operating profit in the consolidated statements of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has initiated certain restructuring initiatives, including plant rationalizations and targeted workforce reduction efforts, as deemed appropriate.
In addition to previously initiated actions, in January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on current and anticipated market demands. The total estimated cost of this initiative, which is expected to be completed by 2017, is approximately $125,000, of which approximately $48,000 has been incurred to date.
The Company previously implemented several other restructuring initiatives, including the closure or consolidation of facilities throughout the world, the establishment of a centralized shared services function in Europe and the reorganization of the Company's operating structure. While substantially complete, the Company continues to incur costs on some of these initiatives, primarily related to the disposal of the respective facilities.
The Company's restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the restructuring expense by segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
North America	$5,232	$105	$2,033
Europe	47,868	16,866	19,061
Asia Pacific	744	443	626
South America	—	—	—
Total	$53,844	$17,414	$21,720
The following table summarizes the activity for all restructuring initiatives for the years ended December 31, 2015 and 2014:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at December 31, 2013	$14,710	$16	$—	$14,726
Expense	3,316	14,098	—	17,414
Cash payments	(5,658)	(13,829)	—	(19,487)
Foreign exchange translation and other	(1,531)	(285)	—	(1,816)
Balance at December 31, 2014	$10,837	$—	$—	$10,837
Expense	29,720	23,696	428	53,844
Cash payments	(6,765)	(21,859)	—	(28,624)
Foreign exchange translation and other	(1,085)	(69)	(428)	(1,582)
Balance at December 31, 2015	$32,707	$1,768	$—	$34,475
5. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Estimated
	2015	2014	Useful Lives
Land and improvements	$71,079	$80,638	10 to 25 years
Buildings and improvements	237,499	222,825	10 to 40 years
Machinery and equipment	760,250	669,030	5 to 10 years
Construction in progress	130,615	133,398
	$1,199,443	$1,105,891
Accumulated depreciation	(434,074)	(389,878)
Property, plant and equipment, net	$765,369	$716,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Due to the deterioration of financial results at certain of its facilities, the Company impaired property, plant and equipment at one of its European facilities and two of its South American facilities during 2015 and at two of its European facilities and two of its North American facilities during 2014. Fair value was determined using the estimated salvage value, which was deemed the highest and best use of the assets. A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2015	2014
Europe	$2,285	$6,107
South America	11,345	—
North America	—	18,466
Total	$13,630	$24,573
Depreciation expense totaled $100,535, $96,143 and $95,597 for the years ended December 31, 2015, 2014 and 2013, respectively.
6. Goodwill and Intangibles
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2015 and 2014 are summarized as follows:

	North America	Europe	South America	Asia Pacific	Total
Balance at December 31, 2013	$119,870	$14,460	$—	$5,371	$139,701
Acquisition	—	218	—	—	218
Divestitures	(1,746)	(595)	—	(44)	(2,385)
Foreign exchange translation	(515)	(1,717)	—	(133)	(2,365)
Balance at December 31, 2014	$117,609	$12,366	$—	$5,194	$135,169
Acquisition	—	—	—	19,812	19,812
Divestiture	(2,548)	—	—	—	(2,548)
Foreign exchange translation	(952)	(1,310)	—	(952)	(3,214)
Balance at December 31, 2015	$114,109	$11,056	$—	$24,054	$149,219

Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2015 and 2014, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$115,285	$(61,375)	$53,910
Developed technology	8,854	(7,673)	1,181
Other	16,290	(679)	15,611
Balance at December 31, 2015	$140,429	$(69,727)	$70,702

Customer relationships	$133,471	$(59,773)	$73,698
Developed technology	9,252	(6,842)	2,410
Other	6,701	(500)	6,201
Balance at December 31, 2014	$149,424	$(67,115)	$82,309
During 2015, the Company acquired intangible assets of $15,340 with a weighted average useful life of 24.8 years as a result of the Shenya acquisition. This consisted of $5,110 of customer relationships, $180 of patents and $10,050 of land-use rights with weighted average amortization periods of 14.8, 3.3 and 30.2 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

During the fourth quarter of 2015, the customer relationship intangible asset related to the Company's South America segment was determined to be fully impaired as a result of the deterioration of the economic conditions in the region, resulting in an impairment charge of $7,981. Fair value was determined using the excess earnings method, based on the reporting unit’s cash flow expectations and consideration of the discount rate. During the fourth quarter of 2014, certain patents in the Company's North America segment were written down to their estimated fair values, resulting in an impairment charge of $1,700.
Amortization expense totaled $13,892, $16,437 and $15,431 for the years ended December 31, 2015, 2014 and 2013, respectively.
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2016	$12,789
2017	12,130
2018	11,716
2019	11,632
2020	5,640
7. Debt
Outstanding debt consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Term loan (net of $6,096 and $7,137 unamortized issuance costs, respectively)	$729,841	$735,765
Other borrowings	48,071	42,972
Total debt	$777,912	$778,737
Less current portion (net of $1,161 and $1,158 unamortized issuance costs, respectively)	(45,494)	(35,631)
Total long-term debt	$732,418	$743,106
The principal maturities of debt, at nominal value, at December 31, 2015 are as follows:

Year	Debt and Capital Lease Obligations
2016	$47,190
2017	9,793
2018	9,633
2019	9,480
2020	9,475
Thereafter	701,250
Total	$786,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the Senior Notes and Senior PIK Toggle Notes, including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be increased (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors (limited to 65% of the capital stock of any foreign subsidiaries), (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor plus an applicable margin of 3.00% or the base rate option (the highest of the Federal Funds rate plus 0.50%, prime rate, or one-month Eurodollar rate plus 1.00%), plus an applicable margin of 2.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior Notes and the Senior PIK Toggle Notes and to pay related fees and expenses. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility. As of December 31, 2015, the principal amount of $738,750 was outstanding. As of December 31, 2015, the Company had $2,813 of unamortized original issue discount.
Senior ABL Facility
On April 4, 2014, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings BV (the “European Borrower” and, together with the U.S. Borrower and Canadian Borrower, the “Borrowers”), and certain subsidiaries of the U.S. Borrower entered into the Second Amended and Restated Loan Agreement (the “Senior ABL Facility”), which amended and restated the then existing senior secured asset based revolving agreement dated May 27, 2010, in order to permit the Term Loan Facility and other related transactions. The Senior ABL Facility provided for an aggregate revolving loan availability of up to $150,000, subject to borrowing base availability, including a $60,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The Senior ABL Facility also provided for an uncommitted $105,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Borrowers and the lenders agree to fund such increase).
On June 11, 2014, the same parties entered into Amendment No. 1 to the Senior ABL Facility, which increased the aggregate revolving loan availability to $180,000, subject to borrowing base availability, principally by expanding a tooling receivable category of eligible borrowing base availability for the U.S. borrower and Canadian borrower. The Senior ABL Facility, as amended, also now provides for an uncommitted $75,000 incremental loan facility, for a potential total Senior ABL Facility of $255,000 (if requested by the Company and one or more new or existing lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase.
As of December 31, 2015, there were no borrowings under the Senior ABL Facility. As of December 31, 2015, subject to borrowing base availability, the Company had $180,000 in availability less outstanding letters of credit of $42,593.
Any borrowings under the Senior ABL Facility will mature, and the commitments of the lenders under the Senior ABL Facility will terminate, on March 1, 2018. Proceeds of the Senior ABL Facility may be used to issue commercial and standby letters of credit, to finance ongoing working capital needs and for general corporate purposes. Loan (and letter of credit) availability under the Senior ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the Senior ABL Facility is apportioned to the Borrowers as follows: $150,000 to the U.S. Borrower which includes a $60,000 sublimit to the European Borrower and $30,000 to the Canadian Borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Obligations under the Senior ABL Facility and cash management arrangements and hedging arrangements, in each case with the lenders and their affiliates (collectively “Additional ABL Secured Obligations”) entered into by the U.S. Borrower are guaranteed on a senior secured basis by the Company and all of our U.S. subsidiaries. Obligations of the Canadian Borrower under the Senior ABL Facility and Additional ABL Secured Obligations of the Canadian Borrower and its Canadian subsidiaries are guaranteed on a senior secured basis by the Parent, its U.S. subsidiaries and the Canadian Borrower and Canadian subsidiaries. Obligations of the European Borrower under the Senior ABL Facility are guaranteed on a senior secured basis by the Parent and all of its U.S. subsidiaries. The obligations under the Senior ABL Facility are secured by amongst other items (a) a first priority security interest in accounts receivable of the U.S. borrower and the U.S. guarantors arising from the sale of goods and services, and inventory, excluding certain property and subject to certain limitations (with obligations of the Canadian borrower secured also by comparable assets of the Canadian borrower and Canadian guarantors) and (b) a second priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the U.S. borrower and each of the U.S. guarantors, (ii) substantially all material owned real property located in the U.S. and equipment of the U.S. borrower and the U.S. guarantors and (iii) all other material personal property of the U.S. borrower and the U.S. guarantors.
Borrowings under the Senior ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin;

•	in the case of borrowings by the Canadian Borrower, BA rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the European Borrower, LIBOR plus an applicable margin.
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
Prepayment of the Notes
In 2014, the Company and Cooper-Standard Automotive Inc. commenced cash tender offers for any and all of the previously outstanding 8 ½% Senior Notes due 2018 (“Senior Notes”) and 7 3/8% Senior PIK Toggle Notes due 2018 (“Senior PIK Toggle Notes”). Approximately 49% of the Senior Notes and 99% of the Senior PIK Toggle Notes were tendered and purchased on April 4, 2014, and the funds to redeem the remainder were deposited with the Trustee. The remaining redemptions were completed on April 21, 2014 for the Senior Notes and May 5, 2014 for the Senior PIK Toggle Notes. As a result of the purchases and redemptions, the Company recognized a loss on extinguishment of $30,488, which was primarily due to call and make-whole premiums and the write off of approximately $4,500 in original issue discount and debt issuance costs. The Company used borrowings under the Term Loan Facility, together with cash on hand, to finance the repurchase and redemption of the Senior Notes and the Senior PIK Toggle Notes.
Debt Covenants
The Senior ABL Facility includes affirmative and negative covenants that impose substantial restrictions on the Company’s financial and business operations, including their ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The Senior ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the Senior ABL Facility is less than specified levels or an event of default has occurred. The Senior ABL Facility also contains various events of default that are customary for comparable facilities.
The Company was in compliance with all covenants of the Senior ABL Facility and Term Loan Facility as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Other
Other borrowings at December 31, 2015 and 2014 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the consolidated balance sheet.
Interest paid was $39,192, $56,488 and $52,925 for the years ended December 31, 2015, 2014 and 2013, respectively.
8. Pensions
The Company maintains defined benefit pension plans covering employees located in the United States as well as certain international locations. The majority of these plans are frozen, and all are closed to new employees. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements.
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. The Company also sponsors a retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $16,296, $14,489 and $13,609 for the years ended December 31, 2015, 2014 and 2013, respectively.
The following tables disclose information related to the Company’s defined benefit pension plans:

	Year Ended December 31,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$322,330	$210,720	$293,488	$196,495
Service cost	926	3,489	850	3,367
Interest cost	12,334	5,084	13,479	7,069
Actuarial (gain) loss	(12,227)	(4,940)	47,944	36,857
Benefits paid	(16,603)	(7,315)	(14,331)	(9,588)
Foreign currency exchange rate effect	—	(24,548)	—	(23,226)
Settlements	—	(2,919)	(19,100)	(692)
Other	—	325	—	438
Projected benefit obligations at end of period	$306,760	$179,896	$322,330	$210,720

Change in plan assets:
Fair value of plan assets at beginning of period	$268,862	$74,660	$269,601	$70,929
Actual return on plan assets	(10,136)	1,929	22,892	9,874
Employer contributions	6,264	8,534	9,800	9,979
Benefits paid	(16,603)	(7,315)	(14,331)	(9,588)
Foreign currency exchange rate effect	—	(9,949)	—	(5,842)
Settlements	—	(2,919)	(19,100)	(692)
Fair value of plan assets at end of period	$248,387	$64,940	$268,862	$74,660

Funded status of the plans	$(58,373)	$(114,956)	$(53,468)	$(136,060)
In September 2014, the Company announced a one-time voluntary program allowing eligible deferred vested U.S. pension participants the ability to elect to receive the value of their pension benefit, either as a lump sum payment or a monthly annuity payment. Such election settled the Company's obligation to the electing participants. The voluntary program resulted in lump sum payments of $16,287. In addition, lump sum payments made outside of this program to certain vested U.S. participants totaled $2,813. The total of $19,100 lump sum payments were paid from plan assets. As a result of these lump sum payments, the Company recorded settlement losses of $3,637 in 2014, reflecting the accelerated recognition of unamortized losses in the plans proportionate to the obligation that was settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(924)	$(3,914)	$(924)	$(4,016)
Pension benefits (long term)	(57,449)	(119,076)	(52,544)	(139,261)
Other assets	—	8,034	—	7,217
Net amounts recognized at December 31	$(58,373)	$(114,956)	$(53,468)	$(136,060)
Included in accumulated other comprehensive loss at December 31, 2015 are amounts that have not yet been recognized in net periodic benefit cost, including unrecognized prior service costs of $1,703 ($1,696 net of tax) and unrecognized actuarial losses of $114,951 ($99,713 net of tax). The amounts included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2016 are $238 and $3,631, respectively.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $306,760 and $170,430 at December 31, 2015 and $322,330 and $200,289 at December 31, 2014, respectively. As of December 31, 2015, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $31,226 by $8,034. As of December 31, 2014, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $37,224 by $7,217.
The following table provides the components of net periodic benefit (income) cost for the plans:

	Year Ended December 31,
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$926	$3,489	$850	$3,367	$1,221	$3,544
Interest cost	12,334	5,084	13,479	7,069	12,207	6,816
Expected return on plan assets	(17,685)	(3,373)	(19,055)	(3,828)	(17,368)	(3,741)
Amortization of prior service cost and actuarial loss	1,110	2,666	67	894	1,375	1,315
Settlements	—	132	3,637	444	783	121
Other	—	221	—	(1)	—	1,018
Net periodic benefit (income) cost	$(3,315)	$8,219	$(1,022)	$7,945	$(1,782)	$9,073
Plan Assumptions
Weighted average assumptions used to determine benefit obligations at December 31, 2015 and 2014:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.24%	2.80%	3.94%	2.66%
Rate of compensation increase	N/A	3.15%	N/A	3.11%
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.94%	2.66%	4.68%	3.72%	3.80%	3.55%
Expected return on plan assets	6.70%	4.80%	7.15%	5.63%	7.00%	5.73%
Rate of compensation increase	N/A	3.11%	N/A	3.69%	N/A	3.59%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

To develop the expected return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. As the U.S. plans are frozen, the rate of compensation increase was not applicable in determining net periodic benefit cost.
Plan Assets
The weighted average asset allocations for the Company’s pension plans at December 31, 2015 and 2014 by asset category are approximately as follows:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	16%	33%	23%	34%
Debt securities	35%	67%	33%	66%
Real estate	5%	—%	4%	—%
Balanced funds(1)	39%	—%	40%	—%
Cash and cash equivalents	5%	—%	—%	—%
	100%	100%	100%	100%
(1) Invested primarily in equity, fixed income and cash instruments.
Equity security investments are structured to achieve an equal balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. This computed rate of return is reviewed by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.
Investments in equity securities and debt securities are valued at fair value using a market approach and observable inputs, such as quoted market prices in active markets (Level 1). Investments in balanced funds are valued at fair value using a market approach and inputs that are primarily directly or indirectly observable (Level 2). Investments in equity securities and balanced funds in which the Company holds participation units in a fund, the net asset value of which is based on the underlying assets and liabilities of the respective fund, are considered an unobservable input (Level 3). Investments in real estate funds are primarily valued at net asset value depending on the investment.
The following table sets forth the fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 20. “Fair Value Measurements and Financial Instruments”) as of December 31, 2015 and December 31, 2014:

2015	Level One	Level Two	Level Three	Total
Equity securities	$27,094	$29,536	$4,381	$61,011
Debt securities	39,951	89,523	—	129,474
Real Estate	—	12,959	—	12,959
Balanced funds	34,309	53,780	8,077	96,166
Cash and cash equivalents	13,717	—	—	13,717
Total	$115,071	$185,798	$12,458	$313,327

2014	Level One	Level Two	Level Three	Total
Equity securities	$29,069	$47,702	$10,286	$87,057
Debt securities	36,391	99,869	—	136,260
Real Estate	—	11,654	—	11,654
Balanced funds	40,891	63,999	3,538	108,428
Cash and cash equivalents	123	—	—	123
Total	$106,474	$223,224	$13,824	$343,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2014	$17,133
Purchases, sales and settlements, net	(2,987)
Total losses	(136)
Transfers out of Level 3	(186)
Ending balance of assets classified as Level 3 as of December 31, 2014	$13,824
Purchases, sales and settlements, net	(5,222)
Total losses	(1,999)
Transfers into Level 3	5,855
Ending balance of assets classified as Level 3 as of December 31, 2015	$12,458
Expected Future Benefit Payments
The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S	Non-U.S	Total
2016	$20,270	$6,008	$26,278
2017	18,232	6,244	24,476
2018	18,906	7,939	26,845
2019	18,814	9,081	27,895
2020	19,048	9,514	28,562
2021-2025	96,317	51,658	147,975
Contributions
The Company estimates it will make funding cash contributions of approximately $6,200 to its non-U.S. pension plans in 2016. The Company expects to make no contributions to its U.S. pension plans in 2016.
9. Postretirement Benefits Other Than Pensions
The Company provides certain retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees and employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company’s policy is to fund the cost of these postretirement benefits as these benefits become payable.
The following table discloses information related to the Company’s postretirement benefit plans:

	Year Ended December 31,
	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$37,753	$19,487	$35,785	$16,905
Service cost	434	380	422	545
Interest cost	1,411	678	1,589	752
Actuarial loss (gain)	(3,937)	(266)	2,556	3,533
Benefits paid	(1,731)	(595)	(2,624)	(668)
Other	25	—	25	—
Foreign currency exchange rate effect	—	(3,229)	—	(1,580)
Benefit obligation at end of year	$33,955	$16,455	$37,753	$19,487

Funded status of the plan	$(33,955)	$(16,455)	$(37,753)	$(19,487)

Net amount recognized at December 31	$(33,955)	$(16,455)	$(37,753)	$(19,487)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Included in accumulated other comprehensive loss at December 31, 2015 are amounts that have not yet been recognized in net periodic benefit cost, including unrecognized prior service credits of $2,438 ($2,133 net of tax) and unrecognized actuarial gains of $14,326 ($15,179 net of tax). The amount included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2016 is ($2,086).
The following table provides the components of net periodic benefit costs for the plans:

	Year Ended December 31,
	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$434	$380	$422	$545	$586	$659
Interest cost	1,411	678	1,589	752	1,626	738
Amortization of prior service credit and recognized actuarial gain	(1,584)	(20)	(1,926)	(286)	(1,125)	(139)
Other	25	—	25	—	25	—
Net periodic benefit cost	$286	$1,038	$110	$1,011	$1,112	$1,258
Plan Assumptions
The following table provides weighted average assumptions used to determine benefit obligations at December 31, 2015 and 2014:

	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.20%	4.00%	3.85%	3.90%
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.85%	3.90%	4.60%	4.70%	3.80%	3.95%
At December 31, 2015, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2016 was 5.96% for the U.S. and 6.00% for Non-U.S., both declining over time to 5.00% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$217	$(171)
Effect on projected benefit obligations	3,067	(2,491)
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2016	$2,063	$537	$2,600
2017	2,144	540	2,684
2018	2,200	541	2,741
2019	2,246	583	2,829
2020	2,251	628	2,879
2021 - 2025	11,450	3,790	15,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $5,102 and $5,836 as of December 31, 2015 and 2014, respectively, for termination indemnity plans for two of the Company’s European locations.
10. Income Taxes
Components of the Company’s income before income taxes and adjustment for noncontrolling interests are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$117,388	$83,577	$72,720
Foreign	35,600	4,706	18,133
	$152,988	$88,283	$90,853
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$26,240	$10,655	$1,980
State	1,218	1,843	400
Foreign	16,458	21,496	15,740

Deferred
Federal	6,410	17,528	18,706
State	281	40	1,559
Foreign	(9,389)	(8,752)	7,214
	$41,218	$42,810	$45,599
The following schedule reconciles the U.S. statutory federal rate to the income tax provision:

	Year Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	$53,546	$30,899	$31,798
State and local taxes	3,441	2,203	3,196
Tax credits	(8,139)	(23,956)	(8,269)
Foreign withholding taxes	—	28	196
Effect of foreign tax rates	(6,465)	(767)	(4,536)
Nonrecurring permanent items	(11,300)	—	—
Other change in tax reserves	(368)	2,803	243
Valuation allowance	11,638	28,985	20,386
Other, net	(1,135)	2,615	2,585
Income tax provision	$41,218	$42,810	$45,599
Effective income tax rate	26.9%	48.5%	50.2%
Nonrecurring permanent items relate to the impact of the gain on the Shenya acquisition and realized exchange losses.
Payments, net of refunds, for income taxes for the years ended December 31, 2015, 2014 and 2013 were $55,547, $19,152 and $7,110, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Pension, postretirement and other benefits	$75,690	$83,003
Capitalized expenditures	498	1,790
Net operating loss and tax credit carryforwards	127,136	130,353
All other items	33,777	44,764
Total deferred tax assets	237,101	259,910
Deferred tax liabilities:
Property, plant and equipment	(30,121)	(36,701)
Intangibles	(17,415)	(24,698)
All other items	(8,169)	(6,261)
Total deferred tax liabilities	(55,705)	(67,660)
Valuation allowances	(137,011)	(144,080)
Net deferred tax assets	$44,385	$48,170
At December 31, 2015, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $254,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Poland, Spain, India and Korea have operating losses aggregating $93,000, with expiration dates beginning in 2016. The Company has tax credit carryforwards totaling $15,700 in Poland with expiration dates beginning in 2017. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $13,700 with expiration dates beginning in 2016.
The Company continues to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2015, the Company had valuation allowances of $137,011 related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. The Company's valuation allowance decreased in 2015 primarily as a result of foreign currency, as well as the release of valuation allowances against the net deferred tax asset in certain foreign jurisdictions, partially offset by current year losses with no benefit in certain foreign jurisdictions. The effective tax rate in the year ended December 31, 2015 was impacted by a tax benefit of $14,886 resulting from changes in judgment related to deferred tax asset valuation allowances. The Company's current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company's future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
Deferred income taxes have not been provided on approximately $337,000 of undistributed earnings of foreign subsidiaries as such amounts are considered indefinitely reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.
At December 31, 2015, the Company had $7,753 ($8,580 including interest and penalties) of total unrecognized tax benefits. Of this total, $6,838 represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$8,738	$7,012	$4,900
Tax positions related to the current period
Gross additions	818	1,210	908
Gross reductions	—	—	—
Tax positions related to prior years
Gross additions	1,639	1,902	1,896
Gross reductions	(405)	(1,106)	(692)
Settlements	(1,405)	(280)	—
Lapses on statutes of limitations	(1,632)	—	—
Balance at end of period	$7,753	$8,738	$7,012
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2010. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2010.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $915, of which an immaterial amount, if recognized, could impact the effective tax rate.
The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities $827 and $1,138 as of December 31, 2015 and 2014, respectively, for tax related interest and penalties on its consolidated balance sheet.
11. Lease Commitments
The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $33,564, $31,693 and $26,853 for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum payments for all non-cancelable operating leases are as follows:

Year	Minimum Future Operating Lease Commitments
2016	$24,465
2017	16,672
2018	11,317
2019	9,761
2020	8,721
Thereafter	14,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of related tax, are as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Unrealized gain on investment securities		Fair value change of derivatives		Total
Balance at December 31, 2013	$5,712		$(33,406)		$—		$—		$(27,694)
Other comprehensive income (loss) before reclassifications	(56,083)	(1)	(53,587)		1,146		(1,857)		(110,381)
Amounts reclassified from accumulated other comprehensive income (loss)	—		132	(2)	(1,146)	(3)	(154)	(4)	(1,168)
Balance at December 31, 2014	$(50,371)		$(86,861)		$—		$(2,011)		$(139,243)
Other comprehensive income (loss) before reclassifications	(78,381)	(1)	1,152		—		(1,675)		(78,904)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,909)	(5)	1,585	(6)	—		1,406	(7)	1,082
Balance at December 31, 2015	$(130,661)		$(84,124)		$—		$(2,280)		$(217,065)

(1)
Includes $18,764 and $16,024 for the years ended December 31, 2015 and 2014, respectively, of other comprehensive loss related to intra-entity foreign currency transactions that are of a long-term investment nature.

(2)	Includes prior service credits of $364, offset by actuarial losses of $61, net of tax of $435. See Note 8. and Note 9.

(3)	Amount includes the gain on the sale of investment in affiliate of $1,882, which was recorded in other income (expense), net, less income tax expense of $736.

(4)	Includes gains related to foreign exchange contracts of $182 included in cost of products sold, net of tax of $28.

(5)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(6)	Includes actuarial losses of $2,511, offset by prior service credits of $339, net of tax of $587. See Note 8. and Note 9.

(7)
Includes losses related to the interest rate swap of $803 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $1,383 included in cost of products sold, net of tax of $780.

13. Contingent Liabilities
Legal and Other Claims
The Company is periodically involved in claims, litigation, and various legal matters that arise in the ordinary course of business. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably with respect to the Company. If appropriate, the Company establishes a reserve estimate for each matter and updates such estimate as additional information becomes available. Based on the information currently known to the Company, management does not believe that the ultimate resolution of any of these matters will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2015, the Company has $6,384 reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
Employment Contracts
The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
14. Other Income (Expense), net
The components of other income (expense), net consist of:

	Year Ended December 31,
	2015	2014	2013
Gain on remeasurement of previously held equity interest	$14,199	$—	$—
Loss on extinguishment of debt	—	(30,488)	—
Foreign currency losses	(3,379)	(7,055)	(9,415)
Loss on sale of receivables	(1,017)	(1,866)	(1,702)
Gain on sale of investment in affiliate	—	1,882	—
Miscellaneous income (expense)	(44)	869	3,680
Other income (expense), net	$9,759	$(36,658)	$(7,437)
15. Related Party Transactions
Sales to NISCO, a 40%-owned joint venture accounted for as an investment under the equity method, totaled $35,843, $33,195 and $47,175 for the years ended December 31, 2015, 2014 and 2013, respectively. In March 2015, the Company received from NISCO a dividend of $680, all of which was related to earnings. In March 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 related to earnings and a $951 return of capital. In March 2013, the Company received from NISCO a dividend of $4,000, consisting of $1,880 relating to earnings and a $2,120 return of capital.
Sales to Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”), a 51%-owned joint venture accounted for as an investment under the equity method, totaled $4,261 for the year ended December 31, 2015. There were no sales to Guangzhou for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

16. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
For the years ended December 31, 2015 and 2014, basic net income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income attributable to Cooper-Standard Holdings Inc. by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
For the year ended December 31, 2013, basic net income per share attributable to Cooper-Standard Holdings Inc. was computed using the two-class method by dividing net income attributable to Cooper-Standard Holdings Inc., after deducting dividends on the Company’s 7% cumulative participating convertible preferred stock (“7% preferred stock”), premium paid for redemption of 7% preferred stock and undistributed earnings allocated to participating securities, by the weighted average number of shares of common stock outstanding during the period excluding unvested restricted shares. The Company’s shares of 7% preferred stock outstanding were considered participating securities. Diluted net income per share attributable to Cooper-Standard Holdings Inc. computed using the two-class method was antidilutive.
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Cooper-Standard Holdings Inc.	$111,880	$42,779	$47,941
Less: 7% Preferred stock dividends (paid or unpaid)	—	—	(5,163)
Less: Undistributed earnings allocated to participating securities	—	—	(7,724)
Basic net income available to Cooper-Standard Holdings Inc. common stockholders	$111,880	$42,779	$35,054
Increase in fair value of share-based awards	48	—	205
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$111,928	$42,779	$35,259

Basic weighted average shares of common stock outstanding	17,212,607	16,695,356	14,679,369
Dilutive effect of:
Warrants	750,300	950,263	832,353
Restricted common stock	205,084	154,707	199,083
Options	247,003	95,763	10,385
Restricted 7% preferred stock	—	—	16,374
Diluted weighted average shares of common stock outstanding	18,414,994	17,896,089	15,737,564

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$6.50	$2.56	$2.39

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$6.08	$2.39	$2.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The effect of certain common stock equivalents, including the 7% preferred stock and options, were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2015, 2014 and 2013, as inclusion would have resulted in antidilution. A summary of these 7% preferred shares (as if converted) and options are shown below:

	Year Ended December 31,
	2015	2014	2013
Number of options	—	461,454	537,543
Exercise price	—	$25.52-70.20	$25.52-52.50
Restricted common stock	—	14,306	—
7% Preferred stock, as if converted	—	—	3,234,449
7% Preferred stock dividends, undistributed earnings and premium allocated to participating securities that would be added back in the diluted calculation	$—	$—	$12,887
17. Equity and 7% Preferred Stock
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2015, an aggregate of 19,105,251 shares of its common stock were issued, and 17,458,945 were outstanding.
Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of common stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The Term Loan Facility and the Senior ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.
Warrants
As of December 31, 2015, there were 1,137,780 warrants outstanding, exercisable into 1,141,193 shares of common stock. The warrants are exercisable into shares of common stock at an exercise price of $27.25 per share or on a cashless (net share settlement) basis and are subject to certain customary anti-dilution protections. The warrants may be exercised at any time prior to the close of business on November 27, 2017. The warrants are not redeemable. Warrant holders do not have any rights or privileges of holders of common stock until they exercise their warrants and receive shares of common stock.
7% Preferred Stock
On October 18, 2013, the Company gave notice to the holders of its 7% preferred stock that the Company had elected to cause the mandatory conversion of all 810,382 shares of issued and outstanding shares of 7% preferred stock on November 15, 2013. The 7% preferred stock was converted at the rate of 4.34164 shares of the Company’s common stock for each share of 7% preferred stock or into an aggregate of 3,518,366 shares of common stock. On the conversion date, the shares of common stock were issued, the shares of 7% preferred stock were canceled, and all rights of holders of 7% preferred stock were terminated. Shares of 7% preferred stock that were converted and canceled were restored to the status of authorized but unissued preferred stock of the Company.
The following table summarizes the Company’s 7% preferred stock activity for the year ended December 31, 2013:

	Preferred Shares	Preferred Stock
Balance at December 31, 2012	958,333	$121,649
Stock-based compensation	—	824
Converted preferred stock shares	(952,972)	(121,912)
Repurchased preferred stock shares	(4,363)	(561)
Forfeited shares	(998)	—
Balance at December 31, 2013	—	$—
There was no activity in the Company's 7% preferred stock during 2014 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

18. Stock-Based Compensation
The Company measures stock-based compensation expense at fair value and recognizes such expense on a straight-line basis over the vesting period of the stock-based employee awards.
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
The compensation expense related to stock options, restricted stock and performance units granted to key employees and directors of the Company, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest.

Stock Options. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 7 or 10 year term. The stock option grants vest over three, four or five years from the date of grant.
A summary of stock option transactions and related information for the year ended December 31, 2015 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,021,744	$42.61
Granted	202,100	$56.35
Exercised	(53,167)	$34.20
Forfeited	(78,372)	$50.28
Expired	(2,767)	$66.23
Outstanding at December 31, 2015	1,089,538	$44.95	6.3	$35,565
Exercisable at December 31, 2015	577,227	$39.15	4.8	$22,187
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $17.28, $20.91 and $13.95, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $2,307, $3,448 and $2,588, respectively.
The aggregate intrinsic value in the table above represents the total excess of the $77.59 closing price of Cooper-Standard Holdings Inc. common stock on the last trading day of 2015 over the exercise price of the stock option, multiplied by the related number of options exercised, outstanding and exercisable. The aggregate intrinsic value is not recognized for financial accounting purposes and the value changes based on the daily changes in fair market value of the Company’s common stock.
Total compensation expense recognized for stock options amounted to $3,024, $4,354 and $3,815 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, unrecognized compensation expense for stock options amounted to $4,765. Such cost is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model. Expected volatility was based on the historical volatility of the Company’s common stock. The expected option life was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected option life on the date the stock options were granted. The fair value of each option was estimated using the following assumptions:

	2015	2014	2013
Expected volatility	27.95% - 28.00%	27.96% - 28.32%	28.43% - 29.03%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	1.5% - 1.7%	1.9% - 2.0%	0.9% - 1.8%
Restricted Common Stock and Restricted Common Units. The fair value of the restricted common stock and restricted common units is determined based on the closing price of the common stock on the date of grant. The restricted common stock and restricted common units vest over three or four years.
A summary of restricted common stock and restricted common units transactions and related information for the year ended December 31, 2015 is presented below:

	Restricted Common Stock and Restricted Common Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	351,888	$50.24
Granted	178,589	$56.85
Vested	(95,373)	$42.63
Forfeited	(56,358)	$55.91
Non-vested at December 31, 2015	378,746	$53.56
The weighted-average grant date fair value of restricted common stock and restricted common units granted during the years ended December 31, 2015, 2014 and 2013 was $56.85, $66.34 and $43.46, respectively. The total fair value of restricted common stock and restricted common units vested during the years ended December 31, 2015, 2014 and 2013 was $4,146, $4,740 and $7,343, respectively.
Total compensation expense recognized for restricted common stock and restricted common units amounted to $6,032, $7,311 and $6,967 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, unrecognized compensation expense for restricted common stock and restricted common units amounted to $9,320. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Performance Units. The fair value of the performance units is determined based on the closing price of the common stock on the date of grant. The actual number of performance units that will vest depends on the Company's achievement of target performance goals related to the Company's return on invested capital (“ROIC”) over a three-year period, which may range from 0% to 200% of the target award amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A summary of performance units transactions and related information for the year ended December 31, 2015 is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	89,800	$66.33
Granted	111,200	$56.74
Vested	—	$—
Forfeited	(28,600)	$61.35
Non-vested at December 31, 2015	172,400	$60.97
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2015 and 2014 was $56.74 and $66.33, respectively. There were no performance units granted during the year ended December 31, 2013. No performance units vested during the years ended December 31, 2015, 2014 and 2013.
Total compensation expense recognized for performance units was $4,899 and $922 for the years ended December 31, 2015 and 2014, respectively. There was no compensation expense recognized for performance units for the year ended December 31, 2013. As of December 31, 2015, unrecognized compensation expense for the performance units was $10,499. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted Preferred Stock. Restricted preferred stock vest over three or four years from the date of grant. The fair value of the restricted preferred stock is determined based on the fair market value of the 7% preferred stock on the date of grant. In the fourth quarter of 2013, all non-vested restricted shares of preferred stock were converted to non-vested restricted shares of common stock.
There were no restricted shares of preferred stock granted during the years ended December 31, 2015, 2014 and 2013. No shares of restricted preferred stock vested during 2015 or 2014. The total fair value of restricted preferred stock vested during the year ended December 31, 2013 was $1,462.

There was no recognized compensation expense for restricted preferred stock for the years ended December 31, 2015 and 2014. Total compensation expense recognized for restricted preferred stock was $794 for the year ended December 31, 2013. As of December 31, 2015, there was no unrecognized compensation expense for restricted preferred stock.
19. Business Segments
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s segments are consistent with those described in Note 2. “Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s segments:

	Year Ended December 31,
	2015	2014	2013
Sales to external customers
North America	$1,778,621	$1,698,826	$1,617,981
Europe	1,033,635	1,138,428	1,076,122
Asia Pacific	435,127	249,172	219,899
South America	95,421	157,561	176,540
Consolidated	$3,342,804	$3,243,987	$3,090,542

Intersegment sales
North America	$14,058	$14,135	$11,674
Europe	11,693	9,111	8,916
Asia Pacific	6,166	6,380	9,457
South America	49	—	—
Eliminations and other	(31,966)	(29,626)	(30,047)
Consolidated	$—	$—	$—

Segment profit (loss)
North America	$215,487	$136,682	$134,727
Europe	(22,435)	(28,062)	(40,046)
Asia Pacific	4,063	3,524	8,104
South America	(44,127)	(23,861)	(11,932)
Income before income taxes	$152,988	$88,283	$90,853

Net interest expense included in segment profit (loss)
North America	$12,262	$15,219	$21,239
Europe	13,648	16,619	20,089
Asia Pacific	10,227	8,068	7,891
South America	2,194	5,698	5,702
Consolidated	$38,331	$45,604	$54,921

Depreciation and amortization expense
North America	$54,160	$54,056	$56,302
Europe	36,845	40,812	39,447
Asia Pacific	18,856	10,067	7,899
South America	4,566	7,645	7,380
Consolidated	$114,427	$112,580	$111,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2015	2014	2013
Capital expenditures
North America	$64,933	$68,077	$71,616
Europe	46,766	76,989	72,900
Asia Pacific	43,276	21,261	20,309
South America	2,783	11,787	13,084
Eliminations and other	8,509	13,975	5,427
Consolidated	$166,267	$192,089	$183,336

		December 31,
		2015	2014
Segment assets
North America		$864,647	$885,242
Europe		631,309	591,743
Asia Pacific		508,704	300,302
South America		39,117	105,547
Eliminations and other		260,515	242,796
Consolidated		$2,304,292	$2,125,630
Product Line Information
Product line information for revenues is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues
Sealing systems	$1,783,068	$1,692,686	$1,560,701
Fuel and brake delivery systems	675,493	660,242	700,349
Fluid transfer systems	458,699	441,532	386,152
Anti-vibration systems	278,891	273,057	282,819
Other	146,653	176,470	160,521
Consolidated	$3,342,804	$3,243,987	$3,090,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues
United States	$901,089	$872,112	$841,781
Mexico	585,558	508,555	484,216
China	355,141	146,258	101,654
Canada	291,974	318,159	291,984
France	285,384	312,706	320,626
Poland	246,997	270,497	228,581
Germany	226,566	254,977	243,388
Other	450,095	560,723	578,312
Consolidated	$3,342,804	$3,243,987	$3,090,542

		December 31,
		2015	2014
Property, plant and equipment, net
United States		$151,857	$158,451
Mexico		93,166	70,885
China		139,211	54,967
Canada		43,000	48,871
France		62,053	59,596
Poland		68,833	79,362
Germany		88,627	98,511
Other		118,622	145,370
Consolidated		$765,369	$716,013
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2015, 2014 and 2013 are as follows:

	2015 Percentage of Net Sales	2014 Percentage of Net Sales	2013 Percentage of Net Sales
Customer
Ford	26%	24%	25%
General Motors	16%	16%	12%
Fiat Chrysler Automobiles	12%	13%	12%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

20. Fair Value Measurements and Financial Instruments
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy is utilized, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2015 and 2014, are shown below:

	December 31, 2015	December 31, 2014	Input
Forward foreign exchange contracts - other current assets	$900	$370	Level 2
Forward foreign exchange contracts - accrued liabilities	(79)	(1,999)	Level 2
Interest rate swaps - other current assets	32	—	Level 2
Interest rate swaps - other assets	38	19	Level 2
Interest rate swaps - accrued liabilities	(2,991)	(751)	Level 2
Interest rate swaps - other liabilities	(1,739)	(903)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Significant Accounting Policies,” Note 3. “Acquisitions and Divestitures,” Note 4. “Restructuring,” Note 5. “Property, Plant and Equipment,” and Note 6. “Goodwill and Intangibles.”
Items Not Carried At Fair Value
Fair values of the Term Loan Facility approximated $714,332 and $716,451 at December 31, 2015 and 2014, respectively, based on quoted market prices, compared to the recorded value of $729,841 and $735,765. This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
Cash Flow Hedges
Forward foreign exchange contracts – The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Canadian Dollar and Brazilian Real and the Euro against the Czech Koruna, the Polish Zloty, the Romanian Leu, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of December 31, 2015, the notional amount of these contracts was $29,337. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $1,383 for the year ended December 31, 2015. These foreign currency derivative contracts consist of hedges of transactions up to September 2016.
Interest rate swaps – In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2015, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount reclassified from accumulated other comprehensive loss into interest expense, net of interest income was $803 for the year ended December 31, 2015. The amount to be reclassified in the next twelve months is expected to be approximately $2,959.
The location and fair value of the Company's derivative instruments qualifying as cash flow hedges as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Other current assets:
Forward foreign exchange contracts	$900	$370
Interest rate swaps	32	—
Other assets:
Interest rate swaps	38	19
Total assets	$970	$389

Accrued liabilities:
Forward foreign exchange contracts	$(79)	$(1,999)
Interest rate swaps	(2,991)	(751)
Other liabilities:
Interest rate swaps	(1,739)	(903)
Total liabilities	$(4,809)	$(3,653)
21. Accounts Receivable Factoring
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
At December 31, 2015 and 2014, the Company had $63,473 and $95,951, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $264,764 and $509,308 for the years ended December 31, 2015 and 2014. Costs incurred on the sale of receivables were $2,144, $3,322 and $2,876 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.

At December 31, 2015 and 2014, the Company had $3,433 and $8,292, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $42,126 and $58,837 for the years ended December 31, 2015 and 2014, respectively. Costs incurred on the sale of receivables were $179, $417 and $432 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are recorded in other income (expense), net and interest expense, net of interest income in the consolidated statements of net income.
22. Investments in Affiliates
The Company's beneficial ownership in affiliates accounted for under the equity method is as follows:

Name	December 31, 2015	December 31, 2014
Shenya Sealing (Guangzhou) Company Limited	51%	—%
Sujan Cooper Standard AVS Private Limited	50%	50%
Nishikawa Cooper LLC	40%	40%
Polyrub Cooper Standard FTS Private Limited	35%	—%
Nishikawa Tachaplalert Cooper Ltd.	20%	20%
Huayu-Cooper Standard Sealing Systems Co. Ltd.	—%	47.5%
The Company's aggregate investment in unconsolidated affiliates was $52,201 and $66,843 as of December 31, 2015 and 2014, respectively. The Company received dividends from unconsolidated affiliates of $1,917, $2,996 and $7,468 for the years ended December 31, 2015, 2014 and 2013, respectively.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on investment of $1,882. The gain is recorded in other income (expense), net on the Company's consolidated statements of net income.
23. Selected Quarterly Information (Unaudited)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$800,050	$860,821	$827,531	$854,402
Gross profit	130,872	153,958	148,448	153,835
Net income	21,128	36,534	32,518	21,590
Net income attributable to Cooper-Standard Holdings Inc.	20,987	36,496	32,732	21,665
Net income available to Cooper-Standard Holdings Inc. common stockholders	20,987	36,496	32,732	21,665
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.23	$2.14	$1.89	$1.24
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.15	$1.98	$1.78	$1.16

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$837,606	$857,553	$780,954	$767,874
Gross profit	134,259	146,109	111,253	117,808
Net income (loss)	21,357	14,252	22,230	(12,366)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	19,735	13,194	22,666	(12,816)
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	19,735	13,194	22,666	(12,816)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$1.18	$0.78	$1.33	$(0.79)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$1.10	$0.72	$1.23	$(0.79)

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2015	$4.3	0.5	(0.3)	(0.4)	$4.1
Year ended December 31, 2014	$6.3	1.3	(0.7)	(2.6)	$4.3
Year ended December 31, 2013	$3.7	3.9	(0.3)	(1.0)	$6.3
(1) Primarily foreign currency translation.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity (2)	Deductions
Tax valuation allowance
Year ended December 31, 2015	$144.1	11.6	(18.7)	—	$137.0
Year ended December 31, 2014	$122.8	29.0	(7.7)	—	$144.1
Year ended December 31, 2013	$97.3	20.4	5.1	—	$122.8
(2) Includes foreign currency translation.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
During the quarter ended March 31, 2015, the Company completed the purchase of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”) and is currently integrating Shenya into its operations, compliance programs and internal control processes. Shenya is included in the 2015 consolidated financial statements of the Company and constituted approximately 9% of total assets as of December 31, 2015 and approximately 5% of revenues and net income for the year ended December 31, 2015. As permitted by SEC rules and regulations, the Company has excluded the acquired operations of Shenya from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in item 8. “Consolidated Financial Statements and Supplementary Data,” under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Governance Committee appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference. Information concerning the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”
Audit Committee
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the headings “The Board’s Committees and Their Functions” and “Corporate Governance” and is incorporated herein by reference.
Compliance with Section 16(a) of The Exchange Act
Information regarding compliance with Section 16(a) of the Exchange Act appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Code of Ethics
The Company’s Code of Business Ethics and Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access this information, first click on “Investors” and then click on “Code of Conduct” of the Company’s website.
Item 11.        Executive Compensation
Information regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the headings “Compensation Discussion & Analysis,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, under the heading “Stock Ownership” and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Information regarding transactions with related persons appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the heading “The Board’s Committee and Their Functions” and is incorporated herein by reference.
Information regarding the independence of the Company’s directors appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
Information regarding the Company’s independent auditor appears in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

10.5*†
Employment Agreement, dated as of January 1, 2009, by and among Cooper-Standard Automotive Inc. and Allen J. Campbell (incorporated by reference to Exhibit 10.23 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008), as amended by the Second Amendment to Employment Agreement dated January 26, 2015 (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

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

10.14*†
2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

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

Exhibit No.	Description of Exhibit
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

10.34*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.34 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.35*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.35 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.36*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.37*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash) (incorporated by reference to Exhibit 10.37 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.38*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.39*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.39 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.40*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.41*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash) (incorporated by reference to Exhibit 10.41 to Cooper-Standard Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

Exhibit No.	Description of Exhibit

10.42*†
Offer Letter between Jonathan P. Banas and Cooper-Standard Automotive Inc. dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed on August 28, 2015).

10.43*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: February 23, 2016	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2016 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Matthew W. Hardt	Chief Financial Officer (Principal Financial Officer)
Matthew W. Hardt

/s/ Jonathan P. Banas	Chief Accounting Officer (Principal Accounting Officer)
Jonathan P. Banas

/s/ Glenn R. August	Director
Glenn R. August

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss