Form 10-Q
period 2016-03-31
Cooper-Standard Holdings Inc.
filed 2016-05-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number: 001-36127
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2016 there were 17,205,924 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2016

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Sales	$862,497	$800,050
Cost of products sold	702,673	669,178
Gross profit	159,824	130,872
Selling, administration & engineering expenses	83,395	76,311
Amortization of intangibles	3,278	3,548
Restructuring charges	10,832	18,840
Other operating loss	155	—
Operating profit	62,164	32,173
Interest expense, net of interest income	(9,752)	(9,157)
Equity in earnings of affiliates	1,770	1,776
Other (expense) income, net	(7,816)	11,077
Income before income taxes	46,366	35,869
Income tax expense	15,553	14,741
Net income	30,813	21,128
Net income attributable to noncontrolling interests	(214)	(141)
Net income attributable to Cooper-Standard Holdings Inc.	$30,599	$20,987

Earnings per share:
Basic	$1.75	$1.23
Diluted	$1.64	$1.15
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net income	$30,813	$21,128
Other comprehensive income (loss):
Currency translation adjustment	18,327	(49,061)
Benefit plan liabilities, net of tax(1)	(1,724)	5,761
Fair value change of derivatives, net of tax(2)	(2,075)	(584)
Other comprehensive income (loss), net of tax	14,528	(43,884)
Comprehensive income (loss)	45,341	(22,756)
Comprehensive income attributable to noncontrolling interests	(275)	(250)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$45,066	$(23,006)

(1)	Other comprehensive income (loss) related to the benefit plan liabilities is net of a tax effect of $(5) and $(280) for the three months ended March 31, 2016 and 2015, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $811 and $536 for the three months ended March 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,077	$378,243
Accounts receivable, net	530,569	455,187
Tooling receivable	108,798	102,877
Inventories	157,596	149,645
Prepaid expenses	34,830	30,016
Other	75,924	73,513
Total current assets	1,220,794	1,189,481
Property, plant and equipment, net	793,360	765,369
Goodwill	150,731	149,219
Intangibles assets, net	67,159	70,702
Deferred tax assets	47,889	49,299
Other assets	80,692	80,222
Total assets	$2,360,625	$2,304,292

Liabilities and Equity
Current liabilities:
Debt payable within one year	$47,624	$45,494
Accounts payable	431,894	400,604
Payroll liabilities	112,780	127,609
Accrued liabilities	119,142	107,713
Total current liabilities	711,440	681,420
Long-term debt	730,821	732,418
Pension benefits	181,832	176,525
Postretirement benefits other than pensions	54,295	52,963
Deferred tax liabilities	1,416	4,914
Other liabilities	42,695	41,253
Total liabilities	1,722,499	1,689,493
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,195,156 shares issued and 17,198,850 shares outstanding at March 31, 2016, and 19,105,251 shares issued and 17,458,945 outstanding at December 31, 2015	17	17
Additional paid-in capital	507,943	513,764
Retained earnings	321,119	306,713
Accumulated other comprehensive loss	(202,598)	(217,065)
Total Cooper-Standard Holdings Inc. equity	626,481	603,429
Noncontrolling interests	11,645	11,370
Total equity	638,126	614,799
Total liabilities and equity	$2,360,625	$2,304,292
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	17,458,945	$17	$513,764	$306,713	$(217,065)	$603,429	$11,370	$614,799
Shares issued under stock option plans	6,349	—	(214)	—	—	(214)	—	(214)
Repurchase of common stock	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise	9,102	—	248	—	—	248	—	248
Share based compensation, net	74,454	—	2,615	(863)	—	1,752	—	1,752
Net income	—	—	—	30,599	—	30,599	214	30,813
Other comprehensive income	—	—	—	—	14,467	14,467	61	14,528
Balance at March 31, 2016	17,198,850	$17	$507,943	$321,119	$(202,598)	$626,481	$11,645	$638,126
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$30,813	$21,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,927	23,051
Amortization of intangibles	3,278	3,548
Share-based compensation expense	4,371	2,629
Equity in earnings, net of dividends related to earnings	1,252	141
Gain on remeasurement of previously held equity interest	—	(11,622)
Deferred income taxes	(959)	1,754
Other	597	(207)
Changes in operating assets and liabilities	(38,365)	(49,962)
Net cash provided by (used in) operating activities	27,914	(9,540)
Investing activities:
Capital expenditures	(55,090)	(51,315)
Acquisition of businesses, net of cash acquired	(3,020)	(24,442)
Proceeds from sale of fixed assets and other	(127)	2,237
Net cash used in investing activities	(58,237)	(73,520)
Financing activities:
Increase (decrease) in short-term debt, net	2,295	(2,416)
Principal payments on long-term debt	(2,436)	(1,891)
Purchase of noncontrolling interests	—	(1,262)
Repurchase of common stock	(23,800)	—
Proceeds from exercise of warrants	248	—
Taxes withheld and paid on employees' share based payment awards	(1,714)	(992)
Other	28	(148)
Net cash used in financing activities	(25,379)	(6,709)
Effects of exchange rate changes on cash and cash equivalents	(9,464)	16,933
Changes in cash and cash equivalents	(65,166)	(72,836)
Cash and cash equivalents at beginning of period	378,243	267,270
Cash and cash equivalents at end of period	$313,077	$194,434
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard” ), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2016 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting the guidance on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. The guidance requires that an equity method investor add the cost of acquiring the additional interest to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance revises existing U.S. GAAP by requiring lessees to recognize assets and liabilities for all leases (with an exception of short-term leases). This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to use a modified retrospective approach upon adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. This ASU requires an acquirer to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment is determined and not restate prior amounts disclosed. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory at the lower of cost and net realizable value rather than at the lower of cost or market. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU amends the consolidation guidance under U.S. GAAP. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The adoption of this ASU did not have an impact on the Company's condensed consolidated financial statements.

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
2. Acquisitions
In the first quarter of 2016, the Company made an initial deposit of approximately $3,000 toward an acquisition in furtherance of the Company’s Shenya operations. The total purchase price of the acquisition is approximately $6,000 and is expected to close during the second quarter of 2016.
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320 of which $24,442 was paid in the first quarter of 2015. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. The results of operations of Shenya are included in the Company’s condensed consolidated financial statements from the date of acquisition, February 27, 2015. Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $11,622 recorded in other (expense) income, net for the three months ended March 31, 2015.
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2016 are summarized as follows:

	North America	Europe	Asia Pacific	South America	Total
Balance at January 1, 2016	$114,109	$11,056	$24,054	$—	$149,219
Foreign exchange translation	823	533	156	—	1,512
Balance at March 31, 2016	$114,932	$11,589	$24,210	$—	$150,731
Goodwill is tested for impairment by reporting unit either annually or when events or circumstances indicate that impairment may exist. There were no indicators of potential impairment during the quarter ended March 31, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of March 31, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$115,483	$(64,250)	$51,233
Developed technology	9,016	(8,110)	906
Other	16,312	(1,292)	15,020
Balance at March 31, 2016	$140,811	$(73,652)	$67,159

Customer relationships	$115,285	$(61,375)	$53,910
Developed technology	8,854	(7,673)	1,181
Other	16,290	(679)	15,611
Balance at December 31, 2015	$140,429	$(69,727)	$70,702
Amortization expense totaled $3,278 and $3,548 for the three months ended March 31, 2016 and 2015, respectively. Amortization expense is estimated to be approximately $12,300 for the year ending December 31, 2016.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has initiated certain restructuring initiatives, including plant rationalizations and targeted workforce reduction efforts, as deemed appropriate.
In addition to previously initiated actions, in January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on current and anticipated market demands. The total estimated cost of this initiative, which is expected to be completed in 2017, is approximately $125,000, of which approximately $57,000 has been incurred to date.
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
The Company's restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
North America	$960	$417
Europe	8,835	18,423
Asia Pacific	1,037	—
South America	—	—
Total	$10,832	$18,840

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity for all restructuring initiatives for the three months ended March 31, 2016 and 2015:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2016	$32,707	$1,768	$—	$34,475
Expense	4,524	6,308	—	10,832
Cash payments	(4,827)	(6,526)	—	(11,353)
Foreign exchange translation and other	1,720	294	—	2,014
Balance at March 31, 2016	34,124	1,844	—	35,968
5. Inventories
Inventories were comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Finished goods	$40,039	$43,031
Work in process	37,132	32,863
Raw materials and supplies	80,425	73,751
	$157,596	$149,645
6. Debt
Outstanding debt consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Term loan (net of $5,806 and $6,096 unamortized issuance costs, respectively)	$728,390	$729,841
Other borrowings	50,055	48,071
Total debt	$778,445	$777,912
Less current portion (net of $1,161 and $1,161 unamortized issuance costs, respectively)	(47,624)	(45,494)
Total long-term debt	$730,821	$732,418
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the then-outstanding Senior Notes and Senior PIK Toggle Notes, including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be increased (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors (limited to 65% of the capital stock of any foreign subsidiaries), (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor plus an applicable margin of 3.00% or the base rate option (the highest of the Federal Funds rate, plus 0.50%, prime rate, or one-month Eurodollar rate plus 1.00%), plus an applicable margin of 2.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior Notes and the Senior PIK Toggle Notes and to pay related fees and expenses. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount are amortized into interest expense over the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

term of the Term Loan Facility. As of March 31, 2016, the principal amount of $728,390 was outstanding. As of March 31, 2016, the Company had $2,679 of unamortized original issue discount.
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
As of March 31, 2016, there were no borrowings under the Senior ABL Facility, and subject to borrowing base availability, the Company had $180,000 in availability less outstanding letters of credit of $42,593. In April 2016, the Company issued additional $15,000 in letters of credit.
7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the components of net periodic (income) benefit cost for the three months ended March 31, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$202	$847	$232	$889
Interest cost	3,145	1,247	3,084	1,295
Expected return on plan assets	(3,959)	(769)	(4,421)	(860)
Amortization of prior service cost and actuarial loss	429	547	276	679
Other	—	—	—	120
Net periodic (income) benefit cost	$(183)	$1,872	$(829)	$2,123

	Other Postretirement Benefits
	Three Months Ended March 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$90	$90	$109	$98
Interest cost	346	164	353	175
Amortization of prior service credit and actuarial gain	(507)	(15)	(396)	(5)
Other	1	—	6	—
Net periodic (income) benefit cost	$(70)	$239	$72	$268

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
The effective tax rate for the three months ended March 31, 2016 was 34%. The effective rate for the three months ended March 31, 2015 was 41%. The effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was lower primarily due to smaller losses in foreign jurisdictions where the Company cannot record a tax benefit due to valuation allowances. The income tax rate for the three months ended March 31, 2016 varies from statutory rates due primarily to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items, offset by other categories of income. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015, net of related tax, are as follows:

	Three Months Ended March 31, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at January 1, 2016	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	18,266	(1)	(2,069)		(2,748)		13,449
Amounts reclassified from accumulated other comprehensive income (loss)	—		345	(2)	673	(3)	1,018
Balance at March 31, 2016	$(112,395)		$(85,848)		$(4,355)		$(202,598)

(1)	Includes $9,019 of other comprehensive gain related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $553, offset by prior service credits of $82, net of tax of $126. See Note 7.

(3)
Includes losses related to the interest rate swap of $795 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $209 included in cost of products sold, net of tax of $331.

	Three Months Ended March 31, 2015
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at January 1, 2015	$(50,371)		$(86,861)		$(2,011)		$(139,243)
Other comprehensive income (loss) before reclassifications	(47,261)	(1)	5,377		(683)		(42,567)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,909)	(2)	384	(3)	99	(4)	(1,426)
Balance at March 31, 2015	$(99,541)		$(81,100)		$(2,595)		$(183,236)

(1)	Includes $13,548 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(3)	Includes actuarial losses of $612, offset by prior service credits of $87, net of tax of $141. See Note 7.

(4)	Includes losses related to foreign exchange contracts of $168 included in cost of products sold, net of tax of $69.

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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2016	2015
Net income attributable to Cooper-Standard Holdings Inc.	$30,599	$20,987
Decrease in fair value of share-based awards	—	5
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$30,599	$20,992

Basic weighted average shares of common stock outstanding	17,442,364	17,037,283
Dilutive effect of:
Warrants	702,748	795,897
Options	274,038	209,237
Restricted common stock	258,298	195,035
Diluted weighted average shares of common stock outstanding	18,677,448	18,237,452

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.75	$1.23

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.64	$1.15
The effect of certain common share equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended March 31,
	2016	2015
Number of options	—	303,300
Exercise price	—	$56.27-70.20
Restricted common stock	—	—
11. Share-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $4,371 and $2,629 for the three months ended March 31, 2016 and 2015, respectively.
12. Common Stock
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the "Selling Stockholders") sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the three months ended March 31, 2016, which is included in other (expense) income, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the three months ended March 31, 2016, which is included in selling, administration & engineering expenses

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
13. Other (Expense) Income, Net
The components of other (expense) income, net are as follows:

	Three Months Ended March 31,
	2016	2015
Gain on remeasurement of previously held equity interest	$—	$11,622
Secondary offering underwriting fees	(5,900)	—
Foreign currency losses	(1,689)	(248)
Loss on sale of receivables	(227)	(297)
Other (expense) income, net	$(7,816)	$11,077
14. Related Party Transactions
Sales to Nishikawa Standard Company (“NISCO”), a 40%-owned joint venture accounted for as an investment under the equity method, totaled $8,564 and $7,914 for the three months ended March 31, 2016 and 2015, respectively. In March 2016, the Company received from NISCO a dividend of $1,880, all of which was related to earnings. In March 2015, the Company received from NISCO a dividend of $680, all of which was related to earnings.
Sales to Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”), a 51%-owned unconsolidated joint venture accounted for as an investment under the equity method, totaled $551 and $380 for the three months ended March 31, 2016 and 2015, respectively.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of the Selling Stockholders (see Note 12. "Common Stock").
15. Fair Value Measurements and Financial Instruments
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, are shown below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	March 31, 2016	December 31, 2015	Input
Forward foreign exchange contracts - other current assets	$687	$900	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,878)	(79)	Level 2
Interest rate swaps - other current assets	46	32	Level 2
Interest rate swaps - other assets	102	38	Level 2
Interest rate swaps - accrued liabilities	(3,103)	(2,991)	Level 2
Interest rate swaps - other liabilities	(2,569)	(1,739)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Acquisitions” and Note 4. “Restructuring.”
Items Not Carried At Fair Value
Fair values of the Term Loan Facility approximated $713,823 and $714,332 at March 31, 2016 and December 31, 2015, respectively, based on quoted market prices, compared to the recorded value of $728,390 and $729,841 at March 31, 2016 and December 31, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company uses derivative financial instruments, including forwards and swap contracts, to manage its exposures to fluctuations in foreign exchange and interest rates. For a fair value hedge, both the effective and ineffective, if significant, portions are recorded in earnings and reflected in the condensed consolidated statements of net income. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the consolidated balance sheet. The ineffective portion, if significant, is recorded in other income or expense. When the underlying hedged transaction is realized or the hedged transaction is no longer probable, the gain or loss included in accumulated other comprehensive loss is recorded in earnings and reflected in the condensed consolidated statements of net income on the same line as the gain or loss on the hedged item attributable to the hedged risk.
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
Cash Flow Hedges
Forward foreign exchange contracts—The Company enters into forward contracts to hedge currency risk of the U.S. Dollar against the Canadian Dollar, the Brazilian Real and the Mexican Peso; the Euro against the Czech Koruna, the Polish Zloty, the Romanian Leu, and the U.S. Dollar. The forward contracts are used to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. As of March 31, 2016, the notional amount of these contracts was $67,106. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $209 for the three months ended March 31, 2016. These foreign currency derivative contracts consist of hedges of transactions up to September 2016.
Interest Rate Swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of March 31, 2016, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount reclassified from accumulated other comprehensive loss into interest expense, net of interest income was $795 for the three months ended March 31, 2016. The amount to be reclassified in the next twelve months is expected to be approximately $3,056.

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
At March 31, 2016 and December 31, 2015, the Company had $73,084 and $63,473, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $67,393 and $79,799 for the three months ended March 31, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $487 and $631 for the three months ended March 31, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
At March 31, 2016 and December 31, 2015, the Company had $6,375 and $3,433, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $16,300 and $7,918 for the three months ended March 31, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $12 and $48 for the three months ended March 31, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
17. Commitments and Contingencies

On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including Cooper-Standard Holdings Inc., CSA U.S. and Cooper-Standard Automotive Canada Limited (“CS Defendants”) and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Business Segments
The Company has determined that it operates in four reportable segments, North America, Europe, Asia Pacific, and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.
The following tables detail information on the Company’s business segments:

	Three Months Ended March 31,
	2016	2015
Sales to external customers
North America	$449,701	$417,362
Europe	269,326	266,829
Asia Pacific	127,079	85,681
South America	16,391	30,178
Consolidated	$862,497	$800,050

Intersegment sales
North America	$3,649	$4,050
Europe	3,351	2,973
Asia Pacific	1,319	1,178
South America	2	—
Eliminations	(8,321)	(8,201)
Consolidated	$—	$—

Segment profit (loss)
North America	$54,277	$43,012
Europe	(2,597)	(4,438)
Asia Pacific	2,505	2,426
South America	(7,819)	(5,131)
Consolidated	$46,366	$35,869

	March 31, 2016	December 31, 2015
Segment assets
North America	$894,199	$864,647
Europe	644,769	631,309
Asia Pacific	515,784	508,704
South America	45,111	39,117
Eliminations and other	260,762	260,515
Consolidated	$2,360,625	$2,304,292

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents information related to the condensed consolidated results of operations of the Company, including the impact of restructuring costs on the Company’s results, a discussion of the past results and future outlook of each of the Company’s segments, and information concerning both the liquidity and capital resources of the Company. The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the notes included elsewhere in this report, contains certain forward-looking statements relating to anticipated future financial condition and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company’s control. Important factors that could cause or contribute to such differences or changes include those discussed elsewhere in this report (see “Forward-Looking Statements” below) and in our 2015 Annual Report (see Item 1A. Risk Factors).
Recent Developments
Secondary Offering
In March 2016, the Selling Stockholders sold 2,278,031 shares, including overallotments, of our common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by us for $23.8 million. We paid all of the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares we repurchased, resulting in $5.9 million of fees incurred, we also incurred approximately $0.6 million of other expenses related to legal and audit services for the three months ended March 31, 2016. We did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
Business Environment and Outlook
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and the South America regions. New vehicle demand is mostly driven by macro-economic factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.
The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact new vehicle demand. While the U.S. economy remains strong and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty, oil supply and demand issues, and fluctuating foreign exchange rates. Ongoing volatility within the emerging markets, including declining economic conditions in Brazil and the slowing pace of economic growth in China, have impacted light vehicle production volume in recent periods.
Details on light vehicle production in certain regions for the three months ended March 31, 2016 and 2015 are provided in the following table:

	Three Months Ended March 31,
(In millions of units)	2016(1)	2015(1)	% Change
North America	4.5	4.3	5.2%
Europe	5.6	5.4	2.2%
Asia Pacific(2)	11.7	11.6	1.4%
South America	0.6	0.8	(26.9)%

(1)	Production data based on IHS Automotive, April 2016.

(2)	Includes China units of 6.3 and 6.1 for 2016 and 2015, respectively.
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
Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. Pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes.

Results of Operations

	Three Months Ended March 31,
	2016	2015	Change
	(dollar amounts in thousands)
Sales	$862,497	$800,050	$62,447
Cost of products sold	702,673	669,178	33,495
Gross profit	159,824	130,872	28,952
Selling, administration & engineering expenses	83,395	76,311	7,084
Amortization of intangibles	3,278	3,548	(270)
Restructuring charges	10,832	18,840	(8,008)
Other operating loss	155	—	155
Operating profit	62,164	32,173	29,991
Interest expense, net of interest income	(9,752)	(9,157)	(595)
Equity in earnings of affiliates	1,770	1,776	(6)
Other (expense) income, net	(7,816)	11,077	(18,893)
Income before income taxes	46,366	35,869	10,497
Income tax expense	15,553	14,741	812
Net income	30,813	21,128	9,685
Net income attributable to noncontrolling interests	(214)	(141)	(73)
Net income attributable to Cooper-Standard Holdings Inc.	$30,599	$20,987	$9,612
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Sales. Sales were $862.5 million for the three months ended March 31, 2016 compared to $800.1 million for the three months ended March 31, 2015, an increase of $62.4 million, or 7.8%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $27.7 million, divestiture of our hard coat plastic exterior trim business, decreased volumes in South America, and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $702.7 million for the three months ended March 31, 2016 compared to $669.2 million for the three months ended March 31, 2015, an increase of $33.5 million, or 5.0%. Materials comprise the largest component of our cost of products sold and represented approximately 50% of the total cost of products sold for each of the three month periods March 31, 2016 and 2015. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our Shenya acquisition. These items were partially offset by decreased volumes in South America, the divestiture of our hard coat plastic exterior trim business and continuous improvement savings.
Gross Profit. Gross profit for the three months ended March 31, 2016 was $159.8 million compared to $130.9 million for the three months ended March 31, 2015, an increase of $29.0 million, or 22.1%. As a percentage of sales, gross profit was 18.5% and 16.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in gross profit was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price reductions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended March 31, 2016 was $83.4 million, or 9.7% of sales, compared to $76.3 million, or 9.5% of sales, for the three months ended

March 31, 2015. Selling, administration and engineering expense for the three months ended March 31, 2016 was impacted primarily by higher costs from investments to support growth, as well as expansion in the Asia Pacific region.
Restructuring. Restructuring charges were $10.8 million for the three months ended March 31, 2016, compared to $18.8 million for the three months ended March 31, 2015. The decrease was primarily the result of reduced expenses incurred related to our European restructuring initiative.
Interest Expense, Net. Net interest expense of $9.8 million and $9.2 million for the three months ended March 31, 2016 and 2015, respectively, resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility.
Other (Expense) Income, Net. Other expense for the three months ended March 31, 2016 was $7.8 million, consisting primarily of secondary offering underwriting fees of $5.9 million, foreign currency losses of $1.7 million, and a loss on sale of receivables of $0.2 million. Other income for the three months ended March 31, 2015 was $11.1 million, consisting of the gain from the remeasurement of previously held equity interest in Shenya of $11.6 million, partially offset by $0.5 million for foreign currency losses and a loss on sale of receivables.
Income Tax Expense. For the three months ended March 31, 2016, income tax expense was $15.6 million on earnings before income taxes of $46.4 million. This compares to income tax expense of $14.7 million on earnings before income taxes of $35.9 million for the same period of 2015. The effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was lower primarily due to smaller losses in foreign jurisdictions where we cannot record a tax benefit due to valuation allowances. The income tax rate for the three months ended March 31, 2016 varied from statutory rates due primarily to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, tax credits, income tax incentives, and other permanent items, offset by the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$449,701	$417,362	$32,339
Europe	269,326	266,829	2,497
Asia Pacific	127,079	85,681	41,398
South America	16,391	30,178	(13,787)
Consolidated	$862,497	$800,050	$62,447

Segment profit (loss)
North America	$54,277	$43,012	$11,265
Europe	(2,597)	(4,438)	1,841
Asia Pacific	2,505	2,426	79
South America	(7,819)	(5,131)	(2,688)
Consolidated	$46,366	$35,869	$10,497
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
North America. Sales for the three months ended March 31, 2016 increased $32.3 million, or 7.7%, compared to the three months ended March 31, 2015, primarily due to an improvement in volume and product mix, partially offset by unfavorable foreign exchange of $11.1 million, divestiture of our hard coat plastic exterior trim business and customer price reductions. Segment profit for the three months ended March 31, 2016 increased by $11.3 million, primarily due to the favorable impact of continuous improvement and material cost savings, an improvement in volume and mix, partially offset by unfavorable customer price concessions, foreign exchange and inflation.
Europe. Sales for the three months ended March 31, 2016 increased $2.5 million, or 0.9%, compared to the three months ended March 31, 2015, primarily due to an improvement in volume and product mix, partially offset by unfavorable foreign exchange of $5.1 million and customer price reductions. Segment loss for the three months ended March 31, 2016 improved by $1.8 million, primarily due to a decrease in restructuring charges of $9.6 million and increased operating efficiencies, partially offset by the non-recurrence of a $11.6 million gain on remeasurement of a previously held equity interest in Shenya recognized in the first quarter of 2015 as the legal ownership was held by one of our Europe entities, unfavorable customer price reductions, unfavorable foreign exchange and inflation.
Asia Pacific. Sales for the three months ended March 31, 2016 increased $41.4 million, or 48.3%, compared to the three months ended March 31, 2015, primarily due to the Shenya acquisition and improved volume and mix, partially offset by unfavorable foreign exchange of $5.2 million. Segment profit for the three months ended March 31, 2016 increased by $0.1 million primarily due to the Shenya acquisition and an improvement in volume and mix, partially offset by unfavorable foreign exchange.
South America. Sales for the three months ended March 31, 2016 decreased $13.8 million, or 45.7%, compared to the three months ended March 31, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $6.3 million. Segment loss for the three months ended March 31, 2016 decreased by $2.7 million primarily due to a decrease in volume.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our Senior ABL Facility and receivables factoring. We anticipate that these funding sources will be sufficient to meet our needs for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our Senior ABL Facility, depends on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 6. “Debt” to the condensed consolidated financial statements for additional information.
Cash Flows
Operating Activities. Net cash provided by operations was $27.9 million for the three months ended March 31, 2016, which consisted primarily of positive cash provided from increased cash earnings, partially offset by $38.4 million of net cash used that related to changes in operating assets and liabilities. The changes in operating assets and liabilities was primarily a result of increased accounts receivables, partially offset by increased accounts payable. Net cash used in operations was $9.5 million for the three months ended March 31, 2015, which included $50.0 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $58.2 million for the three months ended March 31, 2016, which consisted primarily of $55.1 million of capital spending and a $3.0 million deposit on acquisition of a business. Net cash used in investing activities was $73.5 million for the three months ended March 31, 2015, which consisted primarily of $51.3 million of capital spending and $24.4 million for the Shenya acquisition, offset by proceeds of $2.2 million for the sale of fixed assets and other. We anticipate that we will spend approximately $155 million to $165 million on capital expenditures in 2016.
Financing Activities. Net cash used in financing activities totaled $25.4 million for the three months ended March 31, 2016, which consisted primarily of $23.8 million for the repurchase of common stock in conjunction with the secondary offering, payments on long-term debt of $2.4 million, and taxes withheld and paid on employees' share based awards of $1.7 million, partially offset by the increase in short term debt of $2.3 million. Net cash used in financing activities totaled $6.7 million for the three months ended March 31, 2015, which consisted primarily of an increase in short term debt of $2.4 million, payments on long-term debt of $1.9 million, taxes withheld and paid on employees' share based awards of $1.0 million, and the purchase of noncontrolling interests of $1.3 million.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, and non-cash stock based compensation.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2016	2015
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$30,599	$20,987
Income tax expense	15,553	14,741
Interest expense, net of interest income	9,752	9,157
Depreciation and amortization	30,205	26,599
EBITDA	$86,109	$71,484
Gain on remeasurement of previously held equity interest (1)	—	(11,622)
Restructuring charges	10,832	18,840
Secondary offering underwriting fees and other expenses (2)	6,500	—
Amortization of inventory write-up (3)	—	1,419
Acquisition costs	—	546
Other	155	96
Adjusted EBITDA	$103,596	$80,763

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Fees and other expenses associated with the March 2016 secondary offering.

(3)	Amortization of write-up of inventory to fair value for the Shenya acquisition.
Recent Accounting Pronouncements
See Note 1. “Overview” to the condensed consolidated financial statements included elsewhere in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Quarterly Report on Form 10-Q and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Business Environment and Outlook.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assurance you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements in this report. Such risks and uncertainties include, among others: prolonged or material contractions in automotive sales and production volumes; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; risks associated our non-U.S. operations; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial debt; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our term loan facility and the ABL facility; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of our continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers' needs for new and improved products; the possibility that our acquisition strategy may not be successful; product liability, warranty and recall claims brought against us; environmental, health and safety laws and other laws and regulations; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; ; the possibility of future impairment charges to our goodwill and long-lived assets; the concentrated ownership of our stock which may allow a few owners to exert significant control over us; and our dependence on our subsidiaries for cash to satisfy our obligations. See Item 1A. Risk Factors, in our 2015 Annual Report for additional information regarding these and other risks and uncertainties. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2015 Annual Report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2016, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including the CS Defendants and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims.

Item 1A.    Risk Factors
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2015 Annual Report which could materially impact our business, financial condition or future results. Risks disclosed in the 2015 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely impact our business, financial condition or operating results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On March 14, 2016, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125 million of its outstanding common stock or warrants to purchase common stock. The authorization replaces the remaining balance of a previous $50 million repurchase program authorized in May 2013 pursuant to which the Company has repurchased approximately 198,990 shares at a total cost (including fees) of $9.8 million. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. Of the $125 million authorization under the Program, the Company used $23.8 million of cash on hand to purchase 350,000 of the shares being offered by the Selling Stockholders in connection with the secondary offering of the Company’s common stock that was completed in March 2016. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. Approximately $101.2 million dollar value of shares may yet be purchased under the Program.
The following table presents repurchases of common stock during the period covered by this Report:

2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1 - January 31	—	$—	—	$40.2
February 1 - February 29	—	$—	—	$40.2
March 1 - March 31	350,000	$68.00	350,000	$101.2

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.44*†	Form of Cooper-Standard Holdings Inc. Indemnification Agreement for officers and directors.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 4, 2016	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.44*†	Form of Cooper-Standard Holdings Inc. Indemnification Agreement for officers and directors.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.
†	Management contracts and compensation plans or arrangements.