Form 10-Q
period 2016-06-30
Cooper-Standard Holdings Inc.
filed 2016-07-29
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2016 there were 17,308,168 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2016

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$879,304	$860,821	$1,741,801	$1,660,871
Cost of products sold	707,343	706,863	1,410,016	1,376,041
Gross profit	171,961	153,958	331,785	284,830
Selling, administration & engineering expenses	92,735	84,079	176,130	160,390
Amortization of intangibles	3,239	3,672	6,517	7,220
Restructuring charges	12,206	7,429	23,038	26,269
Other operating loss	—	—	155	—
Operating profit	63,781	58,778	125,945	90,951
Interest expense, net of interest income	(9,995)	(9,268)	(19,747)	(18,425)
Equity in earnings of affiliates	2,667	1,355	4,437	3,131
Other (expense) income, net	(255)	2,111	(8,071)	13,188
Income before income taxes	56,198	52,976	102,564	88,845
Income tax expense	15,234	16,442	30,787	31,183
Net income	40,964	36,534	71,777	57,662
Net income attributable to noncontrolling interests	(51)	(38)	(265)	(179)
Net income attributable to Cooper-Standard Holdings Inc.	$40,913	$36,496	$71,512	$57,483

Earnings per share:
Basic	$2.37	$2.14	$4.12	$3.37
Diluted	$2.20	$1.98	$3.83	$3.14
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$40,964	$36,534	$71,777	$57,662
Other comprehensive income (loss):
Currency translation adjustment	(8,661)	7,188	9,666	(41,873)
Benefit plan liabilities adjustment, net of tax(1)	1,253	(940)	(471)	4,821
Fair value change of derivatives, net of tax(2)	(410)	(347)	(2,485)	(931)
Other comprehensive income (loss), net of tax	(7,818)	5,901	6,710	(37,983)
Comprehensive income	33,146	42,435	78,487	19,679
Comprehensive loss (income) attributable to noncontrolling interests	224	(49)	(51)	(299)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$33,370	$42,386	$78,436	$19,380

(1)
Other comprehensive income (loss) related to the benefit plan liabilities is net of a tax effect of $(71) and $(264) for the three months ended June 30, 2016 and 2015, respectively, and $(76) and $(544) for the six months ended June 30, 2016 and 2015.

(2)
Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(6) and $124 for the three months ended June 30, 2016 and 2015, respectively, and $805 and $660 for the six months ended June 30, 2016 and 2015.

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$339,546	$378,243
Restricted cash	25,000	—
Accounts receivable, net	472,965	448,119
Tooling receivable	109,818	102,877
Inventories	155,803	149,645
Prepaid expenses	35,819	30,016
Other	96,069	80,581
Total current assets	1,235,020	1,189,481
Property, plant and equipment, net	793,857	765,369
Goodwill	152,977	149,219
Intangibles assets, net	63,329	70,702
Deferred tax assets	46,416	49,299
Other assets	82,856	80,222
Total assets	$2,374,455	$2,304,292

Liabilities and Equity
Current liabilities:
Debt payable within one year	$45,340	$45,494
Accounts payable	398,204	400,604
Payroll liabilities	124,971	127,609
Accrued liabilities	126,739	107,713
Total current liabilities	695,254	681,420
Long-term debt	728,581	732,418
Pension benefits	177,774	176,525
Postretirement benefits other than pensions	53,908	52,963
Deferred tax liabilities	1,173	4,914
Other liabilities	46,050	41,253
Total liabilities	1,702,740	1,689,493
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,297,733 shares issued and 17,301,427 shares outstanding at June 30, 2016, and 19,105,251 shares issued and 17,458,945 outstanding at December 31, 2015	17	17
Additional paid-in capital	510,374	513,764
Retained earnings	360,044	306,713
Accumulated other comprehensive loss	(210,141)	(217,065)
Total Cooper-Standard Holdings Inc. equity	660,294	603,429
Noncontrolling interests	11,421	11,370
Total equity	671,715	614,799
Total liabilities and equity	$2,374,455	$2,304,292

The accompanying notes are an integral part of these financial statements.
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	17,458,945	$17	$513,764	$306,713	$(217,065)	$603,429	$11,370	$614,799
Cumulative effect of change in accounting principle	—	—	—	(473)	—	(473)	—	(473)
Repurchase of common stock	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise	45,139	—	413	—	—	413	—	413
Share based compensation, net	147,343	—	4,667	(2,378)	—	2,289	—	2,289
Net income	—	—	—	71,512	—	71,512	265	71,777
Other comprehensive income	—	—	—	—	6,924	6,924	(214)	6,710
Balance at June 30, 2016	17,301,427	$17	$510,374	$360,044	$(210,141)	$660,294	$11,421	$671,715
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$71,777	$57,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,856	48,754
Amortization of intangibles	6,517	7,220
Share-based compensation expense	10,909	4,964
Equity in earnings, net of dividends related to earnings	(1,415)	(1,214)
Gain on remeasurement of previously held equity interest	—	(14,199)
Deferred income taxes	(248)	1,457
Other	1,195	823
Changes in operating assets and liabilities	(27,350)	(48,863)
Net cash provided by operating activities	115,241	56,604
Investing activities:
Capital expenditures	(81,429)	(95,904)
Loan to affiliate	(4,906)	—
Acquisition of businesses, net of cash acquired	(3,020)	(34,396)
Proceeds from sale of fixed assets and other	73	2,220
Net cash used in investing activities	(89,282)	(128,080)
Financing activities:
Restricted cash deposit for overdraft facility	(25,000)	—
Increase in short-term debt, net	1,331	1,509
Principal payments on long-term debt	(4,886)	(3,931)
Purchase of noncontrolling interests	—	(1,262)
Repurchase of common stock	(23,800)	—
Proceeds from exercise of warrants	413	—
Taxes withheld and paid on employees' share based payment awards	(4,896)	(1,121)
Other	43	(133)
Net cash used in financing activities	(56,795)	(4,938)
Effects of exchange rate changes on cash and cash equivalents	(7,861)	13,954
Changes in cash and cash equivalents	(38,697)	(62,460)
Cash and cash equivalents at beginning of period	378,243	267,270
Cash and cash equivalents at end of period	$339,546	$204,810
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended June 30, 2016 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted, and the Company adopted this guidance during the second quarter of 2016. The provisions related to forfeitures were adopted on a modified retrospective basis to record actual forfeitures as they occur in the Company's condensed consolidated financial statements, and the impact from adoption resulted in a cumulative effect adjustment of $473 to retained earnings. Provisions related to income taxes were adopted prospectively from January 1, 2016, and resulted in a tax benefit of $3,212 for the three months ended June 30, 2016. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of excess tax benefits in cash provided by operating activities.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that a company should recognize revenue to depict the transfer of promised goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delays the effective date of this guidance to annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date of annual and interim reporting periods beginning after December 15, 2016. The guidance allows for companies to use either a full retrospective or a modified retrospective approach when adopting. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
2. Acquisitions
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320 of which $34,396 was paid in the six months ended June 30, 2015. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. The results of operations of Shenya are included in the Company’s condensed consolidated financial statements from the date of acquisition, February 27, 2015. Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $2,577 and $14,199 recorded in other (expense) income, net for the three and six months ended June 30, 2015, respectively.
In the second quarter of 2016, the Company acquired a business in furtherance of the Company's Shenya operations. The total purchase price of the acquisition was $5,478, of which the Company made a deposit of $3,020 during the first quarter of 2016 and issued a note payable for $2,458 in the second quarter of 2016, which was subsequently paid during July 2016. The Company recognized $3,334 of goodwill as a result of this acquisition in the second quarter of 2016.
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2016 are summarized as follows:

	North America	Europe	Asia Pacific	South America	Total
Balance at January 1, 2016	$114,109	$11,056	$24,054	$—	$149,219
Acquisition	—	—	3,334	—	3,334
Foreign exchange translation	820	201	(597)	—	424
Balance at June 30, 2016	$114,929	$11,257	$26,791	$—	$152,977
Goodwill is tested for impairment by reporting unit either annually or when events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table presents intangible assets and accumulated amortization balances of the Company as of June 30, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$115,137	$(66,938)	$48,199
Developed technology	8,915	(8,249)	666
Other	15,905	(1,441)	14,464
Balance at June 30, 2016	$139,957	$(76,628)	$63,329

Customer relationships	$115,285	$(61,375)	$53,910
Developed technology	8,854	(7,673)	1,181
Other	16,290	(679)	15,611
Balance at December 31, 2015	$140,429	$(69,727)	$70,702
Amortization expense totaled $3,239 and $3,672 for the three months ended June 30, 2016 and 2015, respectively, and $6,517 and $7,220 for the six months ended June 30, 2016 and 2015, respectively. Amortization expense is estimated to be approximately $12,800 for the year ending December 31, 2016.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has initiated certain restructuring initiatives, including plant rationalizations and targeted workforce reduction efforts, as deemed appropriate.
In addition to previously initiated actions, in January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on current and anticipated market demands. The total estimated cost of this initiative, which is expected to be completed in 2017, is approximately $125,000, of which approximately $69,000 has been incurred to date.
The Company previously implemented several other restructuring initiatives, including the closure or consolidation of facilities throughout the world and the reorganization of the Company's operating structure. While substantially complete, the Company continues to incur costs on some of these initiatives, primarily related to the disposal of the respective facilities.
The Company's restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America	$395	$1,303	$1,355	$1,720
Europe	11,658	6,126	20,493	24,549
Asia Pacific	153	—	1,190	—
South America	—	—	—	—
Total	$12,206	$7,429	$23,038	$26,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity for all restructuring initiatives for the six months ended June 30, 2016:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance at January 1, 2016	$32,707	$1,768	$—	$34,475
Expense	8,249	14,789	—	23,038
Cash payments	(7,492)	(14,863)	—	(22,355)
Foreign exchange translation and other	682	110	—	792
Balance at June 30, 2016	$34,146	$1,804	$—	$35,950
5. Inventories
Inventories were comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Finished goods	$44,196	$43,031
Work in process	35,670	32,863
Raw materials and supplies	75,937	73,751
	$155,803	$149,645
6. Debt
Outstanding debt consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Term loan	$726,940	$729,841
Other borrowings	46,981	48,071
Total debt	$773,921	$777,912
Less current portion	(45,340)	(45,494)
Total long-term debt	$728,581	$732,418
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the then-outstanding Senior Notes and Senior PIK Toggle Notes, including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be increased (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors (limited to 65% of the capital stock of any foreign subsidiaries), (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor plus an applicable margin of 3.00% or the base rate option (the highest of the Federal Funds rate, plus 0.50%, prime rate, or one-month Eurodollar rate plus 1.00%), plus an applicable margin of 2.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior Notes and the Senior PIK Toggle Notes and to pay related fees and expenses. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility. As of June 30, 2016, the principal amount of $735,000 was outstanding. As of June 30, 2016, the Company had $2,544 of unamortized original issue discount and unamortized issuance costs of $5,516.

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
As of June 30, 2016, there were no borrowings under the Senior ABL Facility, and subject to borrowing base availability, the Company had $180,000 in availability less outstanding letters of credit of $57,084.
Other
In the second quarter of 2016, CSA U.S. deposited $25,000 with Deutsche Bank AG, New York as security for letters of credit. This enabled a $25,000 temporary increase in Deutsche Bank (China) Co. Ltd., Shanghai’s overdraft facility that has been made available to certain of the Company's Chinese subsidiaries. As of June 30, 2016, the $25,000 was still restricted, and is reported as restricted cash on the Company's condensed consolidated balance sheets.
7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the components of net periodic benefit (income) cost for the three and six months ended June 30, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$202	$867	$232	$876
Interest cost	3,145	1,291	3,084	1,289
Expected return on plan assets	(3,959)	(810)	(4,421)	(869)
Amortization of prior service cost and actuarial loss	429	562	276	668
Other	—	—	—	121
Net periodic benefit (income) cost	$(183)	$1,910	$(829)	$2,085

	Pension Benefits
	Six Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$404	$1,714	$464	$1,765
Interest cost	6,290	2,538	6,168	2,584
Expected return on plan assets	(7,918)	(1,579)	(8,842)	(1,729)
Amortization of prior service cost and recognized actuarial loss	858	1,109	552	1,347
Other	—	—	—	241
Net periodic benefit (income) cost	$(366)	$3,782	$(1,658)	$4,208

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$90	$96	$109	$99
Interest cost	346	174	353	176
Amortization of prior service credit and actuarial gain	(507)	(16)	(396)	(5)
Other	1	—	6	—
Net periodic benefit (income) cost	$(70)	$254	$72	$270

	Other Postretirement Benefits
	Six Months Ended June 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$180	$186	$218	$197
Interest cost	692	338	706	351
Amortization of prior service credit and recognized actuarial gain	(1,014)	(31)	(792)	(10)
Other	2	—	12	—
Net periodic benefit (income) cost	$(140)	$493	$144	$538
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
The effective tax rate for the three and six months ended June 30, 2016 was 27% and 30%, respectively. The effective rate for the three and six months ended June 30, 2015 was 31% and 35%, respectively. The effective tax rate for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was lower primarily due to a $3,212 discrete benefit related to the early adoption of ASU 2016-09 related to share-based compensation. The income tax rate for the three and six months ended June 30, 2016 varies from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015, net of related tax, are as follows:

	Three Months Ended June 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at April 1, 2016	$(112,395)		$(85,848)		$(4,355)		$(202,598)
Other comprehensive income (loss) before reclassifications	(8,385)	(1)	928		(1,883)		(9,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—		325	(2)	1,472	(3)	1,797
Balance at June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)

(1)	Includes $169 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $528, offset by prior service credits of $85, net of tax of $118. See Note 7.

(3)
Includes losses related to the interest rate swap of $795 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $1,402 included in cost of products sold, net of tax of $725.

	Three Months Ended June 30, 2015
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at April 1, 2015	$(99,541)		$(81,100)		$(2,595)		$(183,236)
Other comprehensive income (loss) before reclassifications	7,177	(1)	(1,355)		(436)		5,386
Amounts reclassified from accumulated other comprehensive income (loss)	—		415	(2)	89	(3)	504
Balance at June 30, 2015	$(92,364)		$(82,040)		$(2,942)		$(177,346)

(1)	Includes $385 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $652, offset by prior service credits of $85, net of tax of $152. See Note 7.

(3)	Includes losses related to foreign exchange contracts of $122 included in cost of products sold, net of tax of $33.

	Six Months Ended June 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at January 1, 2016	$(130,660)		$(84,124)		$(2,281)		$(217,065)
Other comprehensive income (loss) before reclassifications	9,880	(1)	(1,142)		(4,630)		4,108
Amounts reclassified from accumulated other comprehensive income (loss)	—		671	(2)	2,145	(3)	2,816
Balance at June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)

(1)	Includes $9,187 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $1,082, offset by prior service credits of $167, net of tax of $244. See Note 7.

(3)
Includes losses related to the interest rate swap of $1,590 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $1,611 included in cost of products sold, net of tax of $1,056.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Six Months Ended June 30, 2015
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance at January 1, 2015	$(50,371)		$(86,861)		$(2,011)		$(139,243)
Other comprehensive income (loss) before reclassifications	(40,384)	(1)	4,021		(1,119)		(37,482)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,609)	(2)	800	(3)	188	(4)	(621)
Balance at June 30, 2015	$(92,364)		$(82,040)		$(2,942)		$(177,346)

(1)	Includes $13,933 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(3)	Includes actuarial losses of $1,265, offset by prior service credits of $172, net of tax of $293. See Note 7.

(4)	Includes losses related to foreign exchange contracts of $290 included in cost of products sold, net of tax of $102.
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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Cooper-Standard Holdings Inc.	$40,913	$36,496	$71,512	$57,483
Increase in fair value of share-based awards	12	12	12	17
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$40,925	$36,508	$71,524	$57,500

Basic weighted average shares of common stock outstanding	17,242,277	17,077,732	17,342,321	17,057,620
Dilutive effect of:
Warrants	728,925	889,443	715,836	842,670
Options	369,472	259,652	347,686	234,445
Restricted common stock	250,973	183,640	263,280	189,337
Diluted weighted average shares of common stock outstanding	18,591,647	18,410,467	18,669,123	18,324,072

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.37	$2.14	$4.12	$3.37

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$2.20	$1.98	$3.83	$3.14

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The effect of certain common share equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of options	—	147,600	—	147,600
Exercise price	—	$64.74-70.20	—	$64.74-70.20
11. Share-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $6,538 and $2,335 for the three months ended June 30, 2016 and 2015, respectively, and $10,909 and $4,964 for the six months ended June 30, 2016 and 2015, respectively.
12. Common Stock
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the "Selling Stockholders") sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the six months ended June 30, 2016, which is included in other (expense) income, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the six months ended June 30, 2016, which is included in selling, administration & engineering expenses in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
13. Other (Expense) Income, Net
The components of other (expense) income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain on remeasurement of previously held equity interest	$—	$2,577	$—	$14,199
Foreign currency losses	(15)	(185)	(1,704)	(433)
Secondary offering underwriting fees	—	—	(5,900)	—
Loss on sale of receivables	(240)	(281)	(467)	(578)
Other (expense) income, net	$(255)	$2,111	$(8,071)	$13,188
14. Related Party Transactions
Sales to Nishikawa Standard Company (“NISCO”), a 40%-owned joint venture accounted for as an investment under the equity method, totaled $8,434 and $10,223 for the three months ended June 30, 2016 and 2015, respectively, and $16,998 and $18,137 for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company received from NISCO a dividend of $1,880 and $680, respectively, all of which was related to earnings.
Sales to Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”), a 51%-owned unconsolidated joint venture accounted for as an investment under the equity method, totaled $496 and $860 for the three months ended June 30, 2016 and 2015, respectively, and $1,047 and $1,240 for the six months ended June 30, 2016 and 2015, respectively. Additionally, during the second quarter of 2016, the Company provided a loan to Guangzhou in the amount of $4,906 to fund working capital requirements.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of the Selling Stockholders (see Note 12. “Common Stock”).
15. Fair Value Measurements and Financial Instruments

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, are shown below:

	June 30, 2016	December 31, 2015	Input
Forward foreign exchange contracts - other current assets	$43	$900	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,826)	(79)	Level 2
Interest rate swaps - other current assets	30	32	Level 2
Interest rate swaps - other assets	877	38	Level 2
Interest rate swaps - accrued liabilities	(2,530)	(2,991)	Level 2
Interest rate swaps - other liabilities	(3,701)	(1,739)	Level 2
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
Items Not Carried At Fair Value
Fair values of the Term Loan Facility approximated $722,396 and $714,332 at June 30, 2016 and December 31, 2015, respectively, based on quoted market prices, compared to the recorded value of $726,940 and $729,841 at June 30, 2016 and December 31, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
Cash Flow Hedges
Forward foreign exchange contracts—The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of June 30, 2016, the notional amount of these contracts was $63,618. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $1,402 and $1,611 for the three and six months ended June 30, 2016, respectively. These foreign currency derivative contracts consist of hedges of transactions up to March 2017.
Interest rate swap - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of June 30, 2016, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount reclassified from accumulated other comprehensive loss into interest expense, net of interest income was $795 and $1,590 for the three and six months ended June 30, 2016, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $2,500.
16. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables.
At June 30, 2016 and December 31, 2015, the Company had $74,382 and $63,473, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $131,389 and $149,319 for the six months ended June 30, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $511 and $559 for the three months ended June 30, 2016 and 2015, respectively, and $990 and $1,190 for the six months ended June 30, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
At June 30, 2016 and December 31, 2015, the Company had $5,817 and $3,433, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $30,938 and $17,303 for the six months ended June 30, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $14 and $29 for the three months ended June 30, 2016 and 2015, respectively, and $35 and $77 for the six months ended June 30, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Business Segments
The Company has determined that it operates in four reportable segments, North America, Europe, Asia Pacific, and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest and other shared costs.
The following tables detail information on the Company’s business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales to external customers
North America	$460,687	$453,548	$910,388	$870,910
Europe	282,312	270,283	551,638	537,112
Asia Pacific	116,230	111,858	243,309	197,539
South America	20,075	25,132	36,466	55,310
Consolidated	$879,304	$860,821	$1,741,801	$1,660,871

Intersegment sales
North America	$2,850	$3,846	$6,499	$7,896
Europe	3,130	2,447	6,481	5,420
Asia Pacific	1,180	1,658	2,499	2,836
South America	2	17	4	17
Eliminations	(7,162)	(7,968)	(15,483)	(16,169)
Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$60,549	$55,639	$114,826	$98,651
Europe	719	2,827	(1,878)	(1,611)
Asia Pacific	531	2,009	3,036	4,435
South America	(5,601)	(7,499)	(13,420)	(12,630)
Consolidated	$56,198	$52,976	$102,564	$88,845

	June 30, 2016	December 31, 2015
Segment assets
North America	$880,496	$864,647
Europe	721,452	631,309
Asia Pacific	529,086	508,704
South America	48,566	39,117
Eliminations and other	194,855	260,515
Consolidated	$2,374,455	$2,304,292

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
The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact new vehicle demand. While the U.S. economy remains strong and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty, oil supply and demand issues, and fluctuating foreign exchange rates. The recent announcement of the United Kingdom's decision to exit the European Union ("Brexit") has introduced additional volatility and uncertainty in global stock markets and currency exchange rates. Ongoing volatility with economic conditions in Brazil and a slower pace of economic growth in China, are impacting light vehicle production volumes.
Details on light vehicle production in certain regions for the three and six months ended June 30, 2016 and 2015 are provided in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2016(1)	2015(1)	% Change	2016(1)	2015(1)	% Change
North America	4.6	4.5	2.2%	9.1	8.8	3.3%
Europe	5.9	5.5	8.1%	11.4	10.9	4.5%
Asia Pacific(2)	11.2	10.9	2.2%	23.1	22.5	2.5%
South America	0.7	0.8	(15.0)%	1.3	1.6	(21.0)%

(1)	Production data based on IHS Automotive, July 2016.

(2)	Includes China units of 6.0 and 5.8 for three months ended June 30, 2016 and 2015, respectively, and 12.5 and 11.9 for the six months ended June 30, 2016 and 2015, respectively.
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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollar amounts in thousands)
Sales	$879,304	$860,821	$18,483	$1,741,801	$1,660,871	$80,930
Cost of products sold	707,343	706,863	480	1,410,016	1,376,041	33,975
Gross profit	171,961	153,958	18,003	331,785	284,830	46,955
Selling, administration & engineering expenses	92,735	84,079	8,656	176,130	160,390	15,740
Amortization of intangibles	3,239	3,672	(433)	6,517	7,220	(703)
Restructuring charges	12,206	7,429	4,777	23,038	26,269	(3,231)
Other operating loss	—	—	—	155	—	155
Operating profit	63,781	58,778	5,003	125,945	90,951	34,994
Interest expense, net of interest income	(9,995)	(9,268)	(727)	(19,747)	(18,425)	(1,322)
Equity in earnings of affiliates	2,667	1,355	1,312	4,437	3,131	1,306
Other (expense) income, net	(255)	2,111	(2,366)	(8,071)	13,188	(21,259)
Income before income taxes	56,198	52,976	3,222	102,564	88,845	13,719
Income tax expense	15,234	16,442	(1,208)	30,787	31,183	(396)
Net income	40,964	36,534	4,430	71,777	57,662	14,115
Net income attributable to noncontrolling interests	(51)	(38)	(13)	(265)	(179)	(86)
Net income attributable to Cooper-Standard Holdings Inc.	$40,913	$36,496	$4,417	$71,512	$57,483	$14,029
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Sales. Sales were $879.3 million for the three months ended June 30, 2016 compared to $860.8 million for the three months ended June 30, 2015, an increase of $18.5 million, or 2.1%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, partially offset by unfavorable foreign exchange of $11.4 million, divestiture of our hard coat plastic exterior trim business, decreased volumes in South America and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $707.3 million for the three months ended June 30, 2016 compared to $706.9 million for the three months ended June 30, 2015, an increase of $0.5 million, or 0.1%. Materials comprise the largest component of our cost of products sold and represented approximately 50% and 51% of the total cost of products sold for each of the three months ended June 30, 2016 and 2015, respectively. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific. These items were partially offset by decreased volumes in South America, the divestiture of our hard coat plastic exterior trim business and continuous improvement savings.
Gross Profit. Gross profit for the three months ended June 30, 2016 was $172.0 million compared to $154.0 million for the three months ended June 30, 2015, an increase of $18.0 million, or 11.7%. As a percentage of sales, gross profit was 19.6% and 17.9% for the three months ended June 30, 2016 and 2015, respectively. The increase in gross profit was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price reductions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2016 was $92.7 million, or 10.5% of sales, compared to $84.1 million, or 9.8% of sales, for the three months ended June 30, 2015. Selling, administration and engineering expense for the three months ended June 30, 2016 was impacted primarily by higher compensation-related costs, as well as investments to support growth.
Restructuring. Restructuring charges were $12.2 million for the three months ended June 30, 2016, compared to $7.4 million for the three months ended June 30, 2015. The increase is primarily due to expenses incurred related to our European restructuring initiative.

Interest Expense, Net. Net interest expense of $10.0 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively, resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility.
Other (Expense) Income, Net. Other expense for the three months ended June 30, 2016 was $0.3 million, consisting primarily of a loss on sale of receivables of $0.2 million. Other income for the three months ended June 30, 2015 was $2.1 million, consisting primarily of the gain from the remeasurement of previously held equity interest in Shenya of $2.6 million, partially offset by $0.3 million of a loss on sale of receivables.
Income Tax Expense. For the three months ended June 30, 2016, income tax expense was $15.2 million on earnings before income taxes of $56.2 million. This compares to income tax expense of $16.4 million on earnings before income taxes of $53.0 million for the same period of 2015. The effective tax rate for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was lower primarily due to the tax benefits related a $3.2 million discrete benefit related to the early adoption of an ASU for share-based compensation (see Note 1. "Overview" to the condensed consolidated financial statements). The income tax rate for the three months ended June 30, 2016 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to stock based compensation, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
Sales. Sales were $1,741.8 million for the six months ended June 30, 2016 compared to $1,660.9 million for the six months ended June 30, 2015, an increase of $80.9 million, or 4.9%. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $39.1 million, divestiture of our hard coat plastic exterior trim business, decreased volumes in South America, and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold was $1,410.0 million for the six months ended June 30, 2016 compared to $1,376.0 million for the six months ended June 30, 2015, an increase of $34.0 million, or 2.5%. Materials comprise the largest component of our cost of products sold and represented approximately 50% of the total cost of products sold for each of the six months ended June 30, 2016 and 2015. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our Shenya acquisition. These items were partially offset by decreased volumes in South America, the divestiture of our hard coat plastic exterior trim business and continuous improvement savings.
Gross Profit. Gross profit for the six months ended June 30, 2016 was $331.8 million compared to $284.8 million for the six months ended June 30, 2015, an increase of $47.0 million, or 16.5%. As a percentage of sales, gross profit was 19.0% and 17.1% for the six months ended June 30, 2016 and 2015, respectively. The increase in gross profit was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price reductions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2016 was $176.1 million, or 10.1% of sales, compared to $160.4 million, or 9.7% of sales, for the six months ended June 30, 2015. Selling, administration and engineering expense for the six months ended June 30, 2016 was impacted primarily by higher compensation-related costs, as well as investments to support growth.
Restructuring. Restructuring charges were $23.0 million for the six months ended June 30, 2016, compared to $26.3 million for the six months ended June 30, 2015. The decrease was primarily the result of reduced expenses incurred related to our European restructuring initiative.
Interest Expense, Net. Net interest expense of $19.7 million and $18.4 million for the six months ended June 30, 2016 and 2015, respectively, resulted primarily from interest and debt issuance amortization recorded on the Term Loan Facility.
Other (Expense) Income, Net. Other expense for the six months ended June 30, 2016 was $8.1 million, consisting of secondary offering underwriting fees of $5.9 million, foreign currency losses of $1.7 million, and a loss on sale of receivables of $0.5 million. Other income for the six months ended June 30, 2015 was $13.2 million, consisting of the gain from the remeasurement of previously held equity interest in Shenya of $14.2 million, partially offset by $0.6 million for a loss on sale of receivables and $0.4 million of foreign currency losses.

Income Tax Expense. For the six months ended June 30, 2016, income tax expense was $30.8 million on earnings before income taxes of $102.6 million. This compares to income tax expense of $31.2 million on earnings before income taxes of $88.8 million for the same period of 2015. The effective tax rate for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was lower primarily due to the tax benefits related a $3.2 million discrete benefit related to the early adoption of an ASU for share-based compensation (see Note 1. "Overview" to the condensed consolidated financial statements). The income tax rate for the six months ended June 30, 2016 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to stock based compensation, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$460,687	$453,548	$7,139	$910,388	$870,910	$39,478
Europe	282,312	270,283	12,029	551,638	537,112	14,526
Asia Pacific	116,230	111,858	4,372	243,309	197,539	45,770
South America	20,075	25,132	(5,057)	36,466	55,310	(18,844)
Consolidated	$879,304	$860,821	$18,483	$1,741,801	$1,660,871	$80,930

Segment profit (loss)
North America	$60,549	$55,639	$4,910	$114,826	$98,651	$16,175
Europe	719	2,827	(2,108)	(1,878)	(1,611)	(267)
Asia Pacific	531	2,009	(1,478)	3,036	4,435	(1,399)
South America	(5,601)	(7,499)	1,898	(13,423)	(12,630)	(790)
Consolidated	$56,198	$52,976	$3,222	$102,564	$88,845	$13,719
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
North America. Sales for the three months ended June 30, 2016 increased $7.1 million, or 1.6%, compared to the three months ended June 30, 2015, primarily due to an improvement in volume and product mix, partially offset by unfavorable foreign exchange of $8.0 million, divestiture of our hard coat plastic exterior trim business and customer price reductions. Segment profit for the three months ended June 30, 2016 increased by $4.9 million, primarily due to the favorable impact of continuous improvement, material cost savings and an improvement in volume and mix, partially offset by higher compensation-related costs.
Europe. Sales for the three months ended June 30, 2016 increased $12.0 million, or 4.5%, compared to the three months ended June 30, 2015, primarily due to an improvement in volume and product mix, and favorable foreign exchange of $5.6 million, partially offset by customer price reductions. Segment profit for the three months ended June 30, 2016 decreased by $2.1 million, primarily due to the non-recurrence of a $2.6 million gain on remeasurement of a previously held equity interest in Shenya recognized in the second quarter of 2015 as the legal ownership was held by one of our European entities and planned restructuring, partially offset by the favorable impact of continuous improvement and an improvement in volume and mix.
Asia Pacific. Sales for the three months ended June 30, 2016 increased $4.4 million, or 3.9%, compared to the three months ended June 30, 2015, primarily due to improved volume and mix, partially offset by unfavorable foreign exchange of $6.2 million. Segment profit for the three months ended June 30, 2016 decreased by $1.5 million primarily driven by higher interest expense as a result of expansion in the region, partially offset by favorable impact of continuous improvement, material cost savings and an improvement in volume and mix.

South America. Sales for the three months ended June 30, 2016 decreased $5.1 million, or 20.1%, compared to the three months ended June 30, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $2.8 million. Segment loss for the three months ended June 30, 2016 improved by $1.9 million primarily due to the favorable impact of continuous improvement and material cost savings, partially offset a by decrease in volumes.
Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015
North America. Sales for the six months ended June 30, 2016 increased $39.5 million, or 4.5%, compared to the six months ended June 30, 2015, primarily due to an improvement in volume and product mix, partially offset by unfavorable foreign exchange of $19.2 million, divestiture of our hard coat plastic exterior trim business and customer price reductions. Segment profit for the six months ended June 30, 2016 increased by $16.2 million, primarily due to the favorable impact of continuous improvement, material cost savings and an improvement in volume and mix, partially offset by unfavorable foreign exchange and higher compensation-related costs.
Europe. Sales for the six months ended June 30, 2016 increased $14.5 million, or 2.7%, compared to the six months ended June 30, 2015, primarily due to an improvement in volume and product mix and favorable foreign exchange of $0.5 million, partially offset by customer price reductions. Segment loss for the six months ended June 30, 2016 increased by $0.3 million, primarily due to the non-recurrence of a $14.2 million gain on remeasurement of a previously held equity interest in Shenya recognized in the second quarter of 2015 as the legal ownership was held by one of our European entities, unfavorable customer price reductions, unfavorable foreign exchange and inflation, partially offset by the favorable impact of continuous improvement, material cost savings and an improvement in volume and mix.
Asia Pacific. Sales for the six months ended June 30, 2016 increased $45.8 million, or 23.2%, compared to the six months ended June 30, 2015, primarily due to the Shenya acquisition and improved volume and mix, partially offset by unfavorable foreign exchange of $11.4 million. Segment profit for the six months ended June 30, 2016 decreased by $1.4 million primarily due to interest expense as a result of expansion in the region, partially offset by the Shenya acquisition and an improvement in volume and mix.
South America. Sales for the six months ended June 30, 2016 decreased $18.8 million, or 34.1%, compared to the six months ended June 30, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $9.0 million. Segment loss for the six months ended June 30, 2016 increased by $0.8 million primarily due to a decrease in volumes.
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
Other Liquidity Matters
In the second quarter of 2016, we deposited $25 million with Deutsche Bank AG, New York as security for letters of credit. This enabled a $25 million temporary increase in Deutsche Bank (China) Co. Ltd., Shanghai’s overdraft facility that has been made available to certain of our Chinese subsidiaries. The increase in our overdraft facility regarding this temporary arrangement will unwind and the $25 million deposit will be returned to us in the third quarter of 2016.
Cash Flows
Operating Activities. Net cash provided by operations was $115.2 million for the six months ended June 30, 2016, which consisted primarily of positive cash provided from increased cash earnings, partially offset by $27.4 million of net cash used that related to changes in operating assets and liabilities. The changes in operating assets and liabilities was primarily a result of increased accounts receivables, partially offset by increased accrued liabilities. Net cash provided by operations was $56.6 million for the six months ended June 30, 2015, which included $48.9 million of cash used that related to changes in operating assets and liabilities.

Investing Activities. Net cash used in investing activities was $89.3 million for the six months ended June 30, 2016, which consisted primarily of $81.4 million of capital spending, $4.9 million loan to affiliate and $3.0 million on acquisition of a business. Net cash used in investing activities was $128.1 million for the six months ended June 30, 2015, which consisted primarily of $95.9 million of capital spending and $34.4 million for the Shenya acquisition, offset by proceeds of $2.2 million for the sale of fixed assets and other. We anticipate that we will spend approximately $155 million to $165 million on capital expenditures in 2016.
Financing Activities. Net cash used in financing activities totaled $56.8 million for the six months ended June 30, 2016, which consisted primarily of $25.0 million of restricted cash to support an overdraft facility, $23.8 million for the repurchase of common stock in conjunction with the secondary offering, payments on long-term debt of $4.9 million, and taxes withheld and paid on employees' share based awards of $4.9 million, partially offset by the increase in short term debt of $1.3 million. Net cash used in financing activities totaled $4.9 million for the six months ended June 30, 2015, which consisted primarily of payments on long-term debt of $3.9 million, taxes withheld and paid on employees' share based awards of $1.1 million, and the purchase of noncontrolling interests of $1.3 million, partially offset by an increase in short term debt of $1.5 million.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$40,913	$36,496	$71,512	$57,483
Income tax expense	15,234	16,442	30,787	31,183
Interest expense, net of interest income	9,995	9,268	19,747	18,425
Depreciation and amortization	30,169	29,376	60,374	55,975
EBITDA	$96,311	$91,582	$182,420	$163,066
Gain on remeasurement of previously held equity interest (1)	—	(2,577)	—	(14,199)
Restructuring charges	12,206	7,429	23,038	26,269
Secondary offering underwriting fees and other expenses (2)	—	—	6,500	—
Amortization of inventory write-up (3)	—	—	—	1,419
Acquisition costs	—	453	—	999
Other	—	65	155	162
Adjusted EBITDA	$108,517	$96,952	$212,113	$177,716

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Fees and other expenses associated with the March 2016 secondary offering.

(3)	Amortization of write-up of inventory to fair value for the Shenya acquisition.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2016, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

Item 5.        Other Information
On July 26, 2016, the Compensation Committee of the Board of Directors, pursuant to the Company’s 2011 Omnibus Incentive Plan, approved the grant of a one-time stock-settled performance award to certain of the Company’s executive officers, including Matthew Hardt, our Chief Financial Officer, William Pumphrey, our Senior Vice President and President, North America, Song Min Lee, our Senior Vice President and President, Asia Pacific, and Fernando de Miguel, our Senior Vice President and President, Europe and South America. The target performance award is based on cash values of $500,000 for Mr. Hardt and $1.5 million each for Messrs. Pumphrey, Lee and de Miguel. The award will generally vest on the third anniversary of the grant date, subject to continued employment, provided that the Company’s total shareholder return exceeds the median total shareholder return of a pre-established comparator group in our industry measured as of three years from the date of grant. If the relative total shareholder return performance measure is achieved, the recipient will receive a number of Company common shares equal to the target cash value divided by the closing share price on the vesting date. If the performance measure is not achieved, no award will be earned. The terms of the award are subject to potential adjustment and/or vesting acceleration upon termination in the event of a change of control of the Company or if the award is not replaced or assumed in the event of a change in control of the Company.
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

COOPER-STANDARD HOLDINGS INC.

July 29, 2016	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.