Form 10-Q
period 2016-09-30
Cooper-Standard Holdings Inc.
filed 2016-11-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2016 there were 17,654,198 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2016

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$855,656	$827,531	$2,597,457	$2,488,402
Cost of products sold	690,984	679,083	2,101,000	2,055,124
Gross profit	164,672	148,448	496,457	433,278
Selling, administration & engineering expenses	92,368	79,065	268,498	239,455
Amortization of intangibles	3,457	3,599	9,974	10,819
Restructuring charges	10,430	8,540	33,468	34,809
Other operating loss	—	—	155	—
Operating profit	58,417	57,244	184,362	148,195
Interest expense, net of interest income	(10,114)	(9,487)	(29,861)	(27,912)
Equity in earnings of affiliates	1,386	911	5,823	4,042
Other (expense) income, net	(518)	(3,281)	(8,589)	9,907
Income before income taxes	49,171	45,387	151,735	134,232
Income tax expense	12,525	12,869	43,312	44,052
Net income	36,646	32,518	108,423	90,180
Net (income) loss attributable to noncontrolling interests	(284)	214	(549)	35
Net income attributable to Cooper-Standard Holdings Inc.	$36,362	$32,732	$107,874	$90,215

Earnings per share:
Basic	$2.08	$1.89	$6.20	$5.26
Diluted	$1.94	$1.78	$5.77	$4.92
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,646	$32,518	$108,423	$90,180
Other comprehensive income (loss):
Currency translation adjustment	2,663	(27,727)	12,330	(69,600)
Benefit plan liabilities adjustment, net of tax(1)	(149)	871	(620)	5,692
Fair value change of derivatives, net of tax(2)	1,881	(371)	(605)	(1,302)
Other comprehensive income (loss), net of tax	4,395	(27,227)	11,105	(65,210)
Comprehensive income	41,041	5,291	119,528	24,970
Comprehensive (income) loss attributable to noncontrolling interests	(266)	467	(317)	168
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$40,775	$5,758	$119,211	$25,138

(1)
Other comprehensive income (loss) related to the benefit plan liabilities is net of a tax effect of $(174) and $(211) for the three months ended September 30, 2016 and 2015, respectively, and $(250) and $(755) for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $(676) and $170 for the three months ended September 30, 2016 and 2015, respectively, and $129 and $830 for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$360,429	$378,243
Accounts receivable, net	505,966	448,119
Tooling receivable	107,068	102,877
Inventories	161,012	149,645
Prepaid expenses	37,998	30,016
Other current assets	82,924	80,581
Total current assets	1,255,397	1,189,481
Property, plant and equipment, net	831,987	765,369
Goodwill	170,794	149,219
Intangibles assets, net	85,948	70,702
Deferred tax assets	44,845	49,299
Other assets	74,333	80,222
Total assets	$2,463,304	$2,304,292

Liabilities and Equity
Current liabilities:
Debt payable within one year	$53,139	$45,494
Accounts payable	429,357	400,604
Payroll liabilities	129,712	127,609
Accrued liabilities	128,016	107,713
Total current liabilities	740,224	681,420
Long-term debt	726,688	732,418
Pension benefits	172,474	176,525
Postretirement benefits other than pensions	53,992	52,963
Deferred tax liabilities	1,645	4,914
Other liabilities	44,020	41,253
Total liabilities	1,739,043	1,689,493
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,650,584 shares issued and 17,654,278 shares outstanding as of September 30, 2016, and 19,105,251 shares issued and 17,458,945 outstanding as of December 31, 2015	17	17
Additional paid-in capital	510,387	513,764
Retained earnings	395,178	306,713
Accumulated other comprehensive loss	(205,728)	(217,065)
Total Cooper-Standard Holdings Inc. equity	699,854	603,429
Noncontrolling interests	24,407	11,370
Total equity	724,261	614,799
Total liabilities and equity	$2,463,304	$2,304,292
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2015	17,458,945	$17	$513,764	$306,713	$(217,065)	$603,429	$11,370	$614,799
Cumulative effect of change in accounting principle	—	—	—	(473)	—	(473)	—	(473)
Repurchase of common stock	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise	318,445	—	2,498	—	—	2,498	—	2,498
Share based compensation, net	226,888	—	2,595	(3,606)	—	(1,011)	—	(1,011)
Consolidation of joint venture	—	—	—	—	—	—	13,300	13,300
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(580)	(580)
Net income	—	—	—	107,874	—	107,874	549	108,423
Other comprehensive income (loss)	—	—	—	—	11,337	11,337	(232)	11,105
Balance as of September 30, 2016	17,654,278	$17	$510,387	$395,178	$(205,728)	$699,854	$24,407	$724,261
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$108,423	$90,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,725	74,459
Amortization of intangibles	9,974	10,819
Share-based compensation expense	18,533	8,348
Equity in earnings, net of dividends related to earnings	(2,801)	(2,125)
Gain on remeasurement of previously held equity interest	—	(14,199)
Deferred income taxes	295	5,765
Other	1,101	127
Changes in operating assets and liabilities	(35,205)	(63,401)
Net cash provided by operating activities	182,045	109,973
Investing activities:
Capital expenditures	(116,788)	(129,661)
Acquisition of businesses, net of cash acquired	(37,478)	(34,396)
Investment in joint ventures	—	(4,300)
Cash from consolidation of joint venture	3,395	—
Proceeds from sale of fixed assets	156	4,846
Net cash used in investing activities	(150,715)	(163,511)
Financing activities:
Increase in short-term debt, net	1,703	973
Principal payments on long-term debt	(9,787)	(6,239)
Purchase of noncontrolling interests	—	(1,262)
Repurchase of common stock	(23,800)	—
Proceeds from exercise of warrants	2,498	8,540
Taxes withheld and paid on employees' share based payment awards	(11,979)	(1,330)
Other	101	(173)
Net cash (used in) provided by financing activities	(41,264)	509
Effects of exchange rate changes on cash and cash equivalents	(7,880)	17,743
Changes in cash and cash equivalents	(17,814)	(35,286)
Cash and cash equivalents at beginning of period	378,243	267,270
Cash and cash equivalents at end of period	$360,429	$231,984
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The operating results for the interim period ended September 30, 2016 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted, and the Company adopted this guidance during the second quarter of 2016. The provisions related to forfeitures were adopted on a modified retrospective basis to record actual forfeitures as they occur in the Company's condensed consolidated financial statements, and the impact from adoption resulted in a cumulative effect adjustment of $473 to retained earnings. Provisions related to income taxes were adopted prospectively from January 1, 2016, and resulted in a tax benefit of $3,212 for the three months ended June 30, 2016. Provisions related to the statement of cash flows have been adopted prospectively and result in the recognition of excess tax benefits in cash provided by operating activities.
In July 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. This ASU requires an acquirer to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment is determined and not restate prior amounts disclosed. This guidance was effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU amends the consolidation guidance under U.S. GAAP. This guidance was effective for annual and interim reporting periods beginning after December 15, 2015. The Company adopted this guidance effective January 1, 2016. The adoption of this ASU had no impact on the Company's condensed consolidated financial statements.
Recently issued accounting pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues, thereby reducing diversity in practice. The amendments are effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires companies to use a retrospective transition method upon adoption. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
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
2. Acquisitions
AMI Acquisition
In the third quarter of 2016, the Company acquired the North American fuel and brake business of AMI Industries for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company's growth strategy by expanding the Company's fuel and brake business. The results of operations of the North American fuel and brake business of AMI Industries are included in the Company's condensed consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North American segment. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available, resulting in the recognition of goodwill of $7,175 in the third quarter of 2016. Also in the third quarter of 2016, the Company agreed to purchase the China fuel and brake business of AMI Industries, which is subject to regulatory approval and is expected to close in the first quarter of 2017.
Shenya Acquisition
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320 of which $34,396 was paid in the nine months ended September 30, 2015. The business acquired in the transaction is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. The results of operations of Shenya are included in the Company’s condensed consolidated financial statements from the date of acquisition, February 27, 2015, and reported within the Asia Pacific segment. Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $14,199 recorded in other (expense) income, net for the nine months ended September 30, 2015.
In the second quarter of 2016, the Company acquired a business in furtherance of the Company's Shenya operations. The total purchase price of the acquisition was $5,478, of which the Company made a deposit of $3,020 during the first quarter of 2016 and issued a note payable for $2,458 in the second quarter of 2016, which was subsequently paid during July 2016. The Company recognized $2,972 of goodwill as a result of this acquisition in the second quarter of 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

In the third quarter of 2016, the Company obtained control of its 51%-owned joint venture, Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”) through an amendment of the joint venture governing document. This joint venture was previously accounted for as an investment under the equity method. The results of operations of Guangzhou are included in the Company's condensed consolidated financial statements from the date of consolidation, August 4, 2016, and reported within the Asia Pacific segment. Business combination accounting was completed on a preliminary basis using information available, resulting in the recognition of goodwill of $10,869 in the third quarter of 2016. There was no gain or loss recognized on the remeasurement of the Company's equity method investment in Guangzhou for the three months ended September 30, 2016.
3. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2016 are summarized as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2015	$114,109	$11,056	$24,054	$149,219
Acquisition	7,175	—	2,972	10,147
Consolidation of joint venture	—	—	10,869	10,869
Foreign exchange translation	790	384	(615)	559
Balance as of September 30, 2016	$122,074	$11,440	$37,280	$170,794
Goodwill is tested for impairment by reporting unit either annually or when events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2016.
Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of September 30, 2016 and December 31, 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,482	$(70,075)	$65,407
Developed technology	8,971	(8,449)	522
Other	21,668	(1,649)	20,019
Balance as of September 30, 2016	$166,121	$(80,173)	$85,948

Customer relationships	$115,285	$(61,375)	$53,910
Developed technology	8,854	(7,673)	1,181
Other	16,290	(679)	15,611
Balance as of December 31, 2015	$140,429	$(69,727)	$70,702
In the third quarter of 2016, the Company acquired intangible assets of $19,410 in conjunction with the AMI Acquisition. This consisted of $19,000 related to customer relationships and $410 related to patents with weighted average amortization periods of 11 and 15 years, respectively.
Also in the third quarter of 2016, the Company recorded intangible assets of $6,605 in conjunction with the consolidation of Guangzhou. This consisted of $1,313 related to customer relationships and $5,292 related to land-use right with weighted average amortization periods of approximately 7 and 45 years, respectively.
Amortization expense totaled $3,457 and $3,599 for the three months ended September 30, 2016 and 2015, respectively, and $9,974 and $10,819 for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense is estimated to be approximately $13,600 for the year ending December 31, 2016.

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
In addition to previously initiated actions, in January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on the then current and anticipated market demands. The total estimated cost of this initiative, which is expected to be completed in 2017, is approximately $125,000, of which approximately $78,000 has been incurred to date.
The Company previously implemented several other restructuring initiatives, including the closure or consolidation of facilities throughout the world and the reorganization of the Company's operating structure. While substantially complete, the Company continues to incur costs with respect to some of these initiatives, primarily related to the disposal of the respective facilities.
The Company's restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$306	$1,342	$1,661	$3,062
Europe	9,691	7,134	30,184	31,683
Asia Pacific	433	64	1,623	64
Total	$10,430	$8,540	$33,468	$34,809
The following table summarizes the activity for restructuring initiatives for the nine months ended September 30, 2016:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2015	$32,707	$1,768	$34,475
Expense	12,345	21,123	33,468
Cash payments	(24,363)	(21,248)	(45,611)
Foreign exchange translation and other	1,251	181	1,432
Balance as of September 30, 2016	$21,940	$1,824	$23,764
5. Inventories
Inventories were comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Finished goods	$41,245	$43,031
Work in process	36,669	32,863
Raw materials and supplies	83,098	73,751
	$161,012	$149,645

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

6. Debt
Outstanding debt consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Term loan	$725,489	$729,841
Other borrowings	54,338	48,071
Total debt	$779,827	$777,912
Less current portion	(53,139)	(45,494)
Total long-term debt	$726,688	$732,418
Term Loan Facility
On April 4, 2014, certain subsidiaries of the Company entered into a Term Loan Facility (the “Term Loan Facility”) in order to (i) refinance the then-outstanding Senior Notes and Senior PIK Toggle Notes, including applicable call premiums and accrued and unpaid interest, (ii) pay related fees and expenses and (iii) provide for working capital and other general corporate purposes. The Term Loan Facility provides for loans in an aggregate principal amount of $750,000 and may be increased (or a new term loan facility added) by an amount that will not cause the consolidated first lien debt ratio to exceed 2.25 to 1.00 plus $300,000. All obligations of the borrower are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired direct or indirect wholly-owned U.S. restricted subsidiary of the borrower. The obligations are secured by amongst other items (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors (limited to 65% of the capital stock of any foreign subsidiaries), (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, excluding certain collateral and subject to certain limitations. Loans under the Term Loan Facility bear interest at a rate equal to, at the Borrower’s option, LIBOR, subject to a 1.00% LIBOR Floor plus an applicable margin of 3.00% or the base rate option (the highest of the Federal Funds rate, plus 0.50%, prime rate, or one-month Eurodollar rate plus 1.00%), plus an applicable margin of 2.00%. The Term Loan Facility matures on April 4, 2021. On April 4, 2014, the aggregate principal amount of $750,000 was fully drawn to extinguish the Senior Notes and the Senior PIK Toggle Notes and to pay related fees and expenses. Debt issuance costs of approximately $7,900 were incurred on this transaction, along with the original issue discount of $3,750. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility. As of September 30, 2016, the principal amount of $733,125 was outstanding. As of September 30, 2016, the Company had $2,411 of unamortized original issue discount and unamortized issuance costs of $5,225.
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
As of September 30, 2016, there were no borrowings under the Senior ABL Facility, and subject to borrowing base availability, the Company had $180,000 in availability less outstanding letters of credit of $57,084.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Subsequent Event
On November 2, 2016, CSA U.S. issued $400,000 aggregate principal amount of 5.625% Senior Notes due 2026 (the “Senior Notes”) and amended its existing Senior ABL Facility and Term Loan Facility (the “Debt Refinancing”). The Company used the proceeds of the Senior Notes to repay the non-extended term loan outstanding under the Term Loan Facility and to pay fees and expenses related to the Debt Refinancing. The remaining term loan of $340,000 was extended to November 2023. The Senior ABL Facility was extended to November 2021 and its aggregate revolving loan availability increased to $210,000, subject to borrowing base availability.
7. Pension and Postretirement Benefits other than Pensions
The following tables disclose the components of net periodic benefit (income) cost for the three and nine months ended September 30, 2016 and 2015 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$202	$861	$232	$868
Interest cost	3,145	1,267	3,084	1,261
Expected return on plan assets	(3,959)	(788)	(4,421)	(830)
Amortization of prior service cost and actuarial loss	429	555	276	665
Other	—	—	—	114
Net periodic benefit (income) cost	$(183)	$1,895	$(829)	$2,078

	Pension Benefits
	Nine Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$606	$2,575	$696	$2,633
Interest cost	9,435	3,805	9,252	3,845
Expected return on plan assets	(11,877)	(2,367)	(13,263)	(2,559)
Amortization of prior service cost and actuarial loss	1,287	1,664	828	2,012
Other	—	—	—	355
Net periodic benefit (income) cost	$(549)	$5,677	$(2,487)	$6,286

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$90	$94	$109	$93
Interest cost	346	172	353	165
Amortization of prior service credit and actuarial gain	(507)	(16)	(396)	(5)
Other	1	—	6	—
Net periodic benefit (income) cost	$(70)	$250	$72	$253

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$270	$280	$327	$290
Interest cost	1,038	510	1,059	516
Amortization of prior service credit and actuarial gain	(1,521)	(47)	(1,188)	(15)
Other	3	—	18	—
Net periodic benefit (income) cost	$(210)	$743	$216	$791

The Company made a discretionary contribution of $6,378 to its U.S. pension plan in the three months ended September 30, 2016.
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
The effective tax rate for the three and nine months ended September 30, 2016 was 25% and 29%, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 28% and 33%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was lower primarily due to the tax benefits related to the U.S. research tax credit and the early adoption of ASU 2016-09 related to share-based compensation reflected in the 2016 effective tax rate which was not statutory in the three and nine months ended September 30, 2015. The income tax rate for the three and nine months ended September 30, 2016 varies from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation, withholding taxes and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

9. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015, net of related tax, are as follows:

	Three Months Ended September 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)
Other comprehensive income (loss) before reclassifications	2,681	(1)	(497)		828		3,012
Amounts reclassified from accumulated other comprehensive income (loss)	—		348	(2)	1,053	(3)	1,401
Balance as of September 30, 2016	$(118,099)		$(84,744)		$(2,885)		$(205,728)

(1)	Includes $511 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $555, offset by prior service credits of $79, net of tax of $128. See Note 7.

(3)
Includes losses related to the interest rate swap of $803 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $769 included in cost of products sold, net of tax of $519.

	Three Months Ended September 30, 2015
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of June 30, 2015	$(92,364)		$(82,040)		$(2,942)		$(177,346)
Other comprehensive income (loss) before reclassifications	(27,474)	(1)	481		(784)		(27,777)
Amounts reclassified from accumulated other comprehensive income (loss)	—		390	(2)	413	(3)	803
Balance as of September 30, 2015	$(119,838)		$(81,169)		$(3,313)		$(204,320)

(1)	Includes $4,332 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $606, offset by prior service credits of $72, net of tax of $144. See Note 7.

(3)	Includes losses related to foreign exchange contracts of $635 included in cost of products sold, net of tax of $222.

	Nine Months Ended September 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2015	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	12,562	(1)	(1,638)		(3,803)		7,121
Amounts reclassified from accumulated other comprehensive income (loss)	—		1,018	(2)	3,198	(3)	4,216
Balance as of September 30, 2016	$(118,099)		$(84,744)		$(2,885)		$(205,728)

(1)	Includes $9,699 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes actuarial losses of $1,636, offset by prior service credits of $246, net of tax of $372. See Note 7.

(3)
Includes losses related to the interest rate swap of $2,393 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $2,380 included in cost of products sold, net of tax of $1,575.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Nine Months Ended September 30, 2015
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2014	$(50,371)		$(86,861)		$(2,011)		$(139,243)
Other comprehensive income (loss) before reclassifications	(67,858)	(1)	4,502		(1,903)		(65,259)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,609)	(2)	1,190	(3)	601	(4)	182
Balance as of September 30, 2015	$(119,838)		$(81,169)		$(3,313)		$(204,320)

(1)	Includes $18,265 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(3)	Includes actuarial losses of $1,871, offset by prior service credits of $244, net of tax of $437. See Note 7.

(4)	Includes losses related to foreign exchange contracts of $925 included in cost of products sold, net of tax of $324.
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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Cooper-Standard Holdings Inc.	$36,362	$32,732	$107,874	$90,215
Increase (decrease) in fair value of share-based awards	37	(17)	49	—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$36,399	$32,715	$107,923	$90,215

Basic weighted average shares of common stock outstanding	17,469,156	17,294,155	17,388,541	17,137,331
Dilutive effect of common stock equivalents	1,291,507	1,135,858	1,315,037	1,190,579
Diluted weighted average shares of common stock outstanding	18,760,663	18,430,013	18,703,578	18,327,910

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.08	$1.89	$6.20	$5.26

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.94	$1.78	$5.77	$4.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The effect of certain common share equivalents was excluded from the computation of weighted average diluted shares outstanding as inclusion would have been antidilutive. A summary of common stock equivalents excluded from the computation of weighted average diluted shares outstanding is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of options	—	145,900	—	145,900
Exercise price	—	$64.74-70.20	—	$64.74-70.20
11. Share-Based Compensation
Under the Company's incentive plans, stock options, restricted common stock, restricted preferred stock, unrestricted common stock, restricted stock units and performance units have been granted to key employees and directors. Total compensation expense recognized was $7,640 and $3,384 for the three months ended September 30, 2016 and 2015, respectively, and $18,533 and $8,348 for the nine months ended September 30, 2016 and 2015, respectively.
12. Common Stock
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the nine months ended September 30, 2016, which is included in other (expense) income, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the nine months ended September 30, 2016, which is included in selling, administration & engineering expenses in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
13. Other (Expense) Income, Net
The components of other (expense) income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain on remeasurement of previously held equity interest	$—	$—	$—	$14,199
Foreign currency losses	(331)	(3,049)	(2,035)	(3,482)
Secondary offering underwriting fees	—	—	(5,900)	—
Loss on sale of receivables	(207)	(232)	(674)	(810)
Miscellaneous income	20	—	20	—
Other (expense) income, net	$(518)	$(3,281)	$(8,589)	$9,907
14. Related Party Transactions
Sales to Nishikawa Cooper, LLC (“NISCO”), a 40%-owned joint venture accounted for as an investment under the equity method, totaled $9,029 and $9,619 for the three months ended September 30, 2016 and 2015, respectively, and $26,027 and $27,756 for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company received from NISCO a dividend of $1,880 and $680, respectively, all of which was related to earnings.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, are shown below:

	September 30, 2016	December 31, 2015	Input
Forward foreign exchange contracts - other current assets	$355	$900	Level 2
Forward foreign exchange contracts - accrued liabilities	(507)	(79)	Level 2
Interest rate swaps - other current assets	35	32	Level 2
Interest rate swaps - other assets	46	38	Level 2
Interest rate swaps - accrued liabilities	(2,973)	(2,991)	Level 2
Interest rate swaps - other liabilities	(1,499)	(1,739)	Level 2
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
Items Not Carried At Fair Value
Fair values of the Term Loan Facility approximated $728,209 and $714,332 as of September 30, 2016 and December 31, 2015, respectively, based on quoted market prices, compared to the recorded value of $725,489 and $729,841 as of September 30, 2016 and December 31, 2015, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other liabilities. The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward foreign exchange contracts—The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of September 30, 2016, the notional amount of these contracts was $62,247. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $769 and $2,380 for the three and nine months ended September 30, 2016, respectively. These foreign currency derivative contracts consist of hedges of transactions up to June 2017.
Interest rate swaps - In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of September 30, 2016, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount reclassified from accumulated other comprehensive loss into interest expense, net of interest income was $803 and $2,393 for the three and nine months ended September 30, 2016, respectively. The amount to be reclassified in the next twelve months is expected to be approximately $2,937.
16. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables.
As of September 30, 2016 and December 31, 2015, the Company had $66,901 and $63,473, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored without recourse was $188,934 and $207,432 for the nine months ended September 30, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $391 and $468 for the three months ended September 30, 2016 and 2015, respectively, and $1,286 and $1,658 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
As of September 30, 2016 and December 31, 2015, the Company had $6,297 and $3,433, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored with recourse was $46,610 and $27,383 for the nine months ended September 30, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $55 and $38 for the three months ended September 30, 2016 and 2015, respectively, and $185 and $115 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the condensed consolidated statements of net income.
17. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company's financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Business Segments
The Company has determined that it operates in four reportable segments, North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest and other shared costs.
The following tables detail information on the Company’s business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales to external customers
North America	$450,795	$456,352	$1,361,183	$1,327,262
Europe	242,773	247,275	794,411	784,387
Asia Pacific	137,174	102,080	380,483	299,619
South America	24,914	21,824	61,380	77,134
Consolidated	$855,656	$827,531	$2,597,457	$2,488,402

Intersegment sales
North America	$3,409	$3,037	$9,908	$10,933
Europe	3,600	3,103	10,081	8,523
Asia Pacific	1,426	2,196	3,925	5,032
South America	1	28	5	45
Eliminations	(8,436)	(8,364)	(23,919)	(24,533)
Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$55,031	$58,327	$169,857	$156,978
Europe	(5,632)	(4,766)	(7,510)	(6,377)
Asia Pacific	3,037	(690)	6,073	3,745
South America	(3,265)	(7,484)	(16,685)	(20,114)
Consolidated	$49,171	$45,387	$151,735	$134,232

	September 30, 2016	December 31, 2015
Segment assets
North America	$956,265	$864,647
Europe	708,615	631,309
Asia Pacific	575,745	508,704
South America	47,708	39,117
Eliminations and other	174,971	260,515
Consolidated	$2,463,304	$2,304,292

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
The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact new vehicle demand. With relative stability in the U.S. economy and indications of improvement in the European economy, global economic sentiment nonetheless remains cautious given continued geopolitical uncertainty, oil supply and demand issues, and fluctuating foreign exchange rates. Ongoing volatility with economic conditions in Brazil and a recent slowing in the pace of economic growth in China, continue to impact light vehicle production volumes.
Details on light vehicle production in certain regions for the three and nine months ended September 30, 2016 and 2015 are provided in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2016(1)	2015(1)	% Change	2016(1)	2015(1)	% Change
North America	4.5	4.4	2.0%	13.5	13.2	2.7%
Europe	4.7	4.8	(1.8)%	16.1	15.7	2.6%
Asia Pacific(2)	11.2	10.1	11.0%	34.4	32.6	5.4%
South America	0.7	0.8	(10.5)%	2.0	2.4	(16.2)%

(1)	Production data based on IHS Automotive, October 2016.

(2)	Includes China units of 6.0 and 4.8 for the three months ended September 30, 2016 and 2015, respectively, and 18.4 and 16.5 for the nine months ended September 30, 2016 and 2015, respectively.
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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollar amounts in thousands)
Sales	$855,656	$827,531	$28,125	$2,597,457	$2,488,402	$109,055
Cost of products sold	690,984	679,083	11,901	2,101,000	2,055,124	45,876
Gross profit	164,672	148,448	16,224	496,457	433,278	63,179
Selling, administration & engineering expenses	92,368	79,065	13,303	268,498	239,455	29,043
Amortization of intangibles	3,457	3,599	(142)	9,974	10,819	(845)
Restructuring charges	10,430	8,540	1,890	33,468	34,809	(1,341)
Other operating loss	—	—	—	155	—	155
Operating profit	58,417	57,244	1,173	184,362	148,195	36,167
Interest expense, net of interest income	(10,114)	(9,487)	(627)	(29,861)	(27,912)	(1,949)
Equity in earnings of affiliates	1,386	911	475	5,823	4,042	1,781
Other (expense) income, net	(518)	(3,281)	2,763	(8,589)	9,907	(18,496)
Income before income taxes	49,171	45,387	3,784	151,735	134,232	17,503
Income tax expense	12,525	12,869	(344)	43,312	44,052	(740)
Net income	36,646	32,518	4,128	108,423	90,180	18,243
Net (income) loss attributable to noncontrolling interests	(284)	214	(498)	(549)	35	(584)
Net income attributable to Cooper-Standard Holdings Inc.	$36,362	$32,732	$3,630	$107,874	$90,215	$17,659
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
Sales. Sales for the three months ended September 30, 2016 increased $28.1 million, or 3.4%, compared to the three months ended September 30, 2015, primarily due to improved volume and product mix in both North America and Asia Pacific, the AMI Acquisition and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $5.5 million, the divestiture of our hard coat plastic exterior trim business, decreased volumes in Europe and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the three months ended September 30, 2016 increased $11.9 million, or 1.8%, compared to the three months ended September 30, 2015. Materials comprise the largest component of our cost of products sold and represented approximately 50% and 51% of the total cost of products sold for each of the three months ended September 30, 2016 and 2015, respectively. Cost of sales was impacted by higher production volumes in North America and Asia Pacific. These items were partially offset by decreased volumes in Europe and South America, the divestiture of our hard coat plastic exterior trim business and continuous improvement savings.
Gross Profit. Gross profit for the three months ended September 30, 2016 increased $16.2 million, or 10.9%, compared to the three months ended September 30, 2015. As a percentage of sales, gross profit was 19.2% and 17.9% for the three months ended September 30, 2016 and 2015, respectively. The increase in gross profit was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America and Asia Pacific. These items were partially offset by customer price reductions and decreased volumes in Europe.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2016 was $92.4 million, or 10.8% of sales, compared to $79.1 million, or 9.6% of sales, for the three months ended September 30, 2015. Selling, administration and engineering expense for the three months ended September 30, 2016 was impacted primarily by higher compensation-related costs, as well as investments to support growth.
Restructuring. Restructuring charges for the three months ended September 30, 2016 increased $1.9 million compared to the three months ended September 30, 2015. Restructuring charges consisted primarily of expenses incurred related to our European restructuring initiative.

Interest Expense, Net. Net interest expense for the three months ended September 30, 2016 increased $0.6 million compared to the three months ended September 30, 2015, which resulted primarily from interest and debt issuance cost amortization recorded on the Term Loan Facility.
Other (Expense) Income, Net. Other expense for the three months ended September 30, 2016 was $0.5 million, consisting primarily of foreign currency losses of $0.3 million and losses on sales of receivables of $0.2 million. Other expense for the three months ended September 30, 2015 was $3.3 million, which consisted of $3.1 million of foreign currency losses and $0.2 million losses on sales of receivables.
Income Tax Expense. Income tax expense for the three months ended September 30, 2016 was $12.5 million on earnings before income taxes of $49.2 million. This compares to income tax expense of $12.9 million on earnings before income taxes of $45.4 million for the same period of 2015. The effective tax rate for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was lower primarily due to the tax benefits related to the US research tax credit and the early adoption of ASU 2016-09 related to share-based compensation reflected in the 2016 effective tax rate which was not statutory in the three months ended September 30, 2015. The income tax rate for the three months ended September 30, 2016 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to stock based compensation, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
Sales. Sales for the nine months ended September 30, 2016 increased $109.1 million, or 4.4%, compared to the nine months ended September 30, 2015, primarily due to improved volume and product mix in North America, Europe and Asia Pacific, as well as our recent acquisitions and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $44.8 million, the divestiture of our hard coat plastic exterior trim business, decreased volumes in South America, and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, increased $45.9 million, or 2.2%, compared to the nine months ended September 30, 2015. Materials comprise the largest component of our cost of products sold and represented approximately 50% of the total cost of products sold for each of the nine months ended September 30, 2016 and 2015. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our recent acquisitions. These items were partially offset by decreased volumes in South America, the divestiture of our hard coat plastic exterior trim business and continuous improvement savings.
Gross Profit. Gross profit for the nine months ended September 30, 2016 increased $63.2 million, or 14.6% compared to the nine months ended September 30, 2015. As a percentage of sales, gross profit was 19.1% and 17.4% for the nine months ended September 30, 2016 and 2015, respectively. The increase in gross profit was driven primarily by continuous improvement and material cost savings, improved volume and product mix in North America, Europe and Asia Pacific, and our recent acquisitions. These items were partially offset by unfavorable foreign exchange, customer price reductions and decreased volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2016 was $268.5 million, or 10.3% of sales, compared to $239.5 million, or 9.6% of sales, for the nine months ended September 30, 2015. Selling, administration and engineering expense for the nine months ended September 30, 2016 was impacted primarily by higher compensation-related costs, as well as investments to support growth.
Restructuring. Restructuring charges for the nine months ended September 30, 2016 decreased $1.3 million compared to the nine months ended September 30, 2015. Restructuring charges consisted primarily of expenses incurred related to our European restructuring initiative.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2016 increased $1.9 million compared to the nine months ended September 30, 2015, which resulted primarily from interest and debt issuance cost amortization recorded on the Term Loan Facility.
Other (Expense) Income, Net. Other expense for the nine months ended September 30, 2016 was $8.6 million, consisting of secondary offering underwriting fees of $5.9 million, foreign currency losses of $2.0 million, and losses on sales of receivables of $0.7 million. Other income for the nine months ended September 30, 2015 was $9.9 million, which consisted of the gain from the remeasurement of our previously held equity interest in Shenya of $14.2 million, partially offset by $3.5 million of foreign currency losses and $0.8 million losses on sales of receivables.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2016 was $43.3 million on earnings before income taxes of $151.7 million. This compares to income tax expense of $44.1 million on earnings before income taxes of $134.2 million for the same period of 2015. The effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was lower primarily due to the tax benefits related to the US research tax credit and the early adoption of an ASU related to share-based compensation reflected in the 2016 effective tax rate which was not statutory in the nine months ended September 30, 2016. The income tax rate for the nine months ended September 30, 2016 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to stock based compensation, withholding taxes, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$450,795	$456,352	$(5,557)	$1,361,183	$1,327,262	$33,921
Europe	242,773	247,275	(4,502)	794,411	784,387	10,024
Asia Pacific	137,174	102,080	35,094	380,483	299,619	80,864
South America	24,914	21,824	3,090	61,380	77,134	(15,754)
Consolidated	$855,656	$827,531	$28,125	$2,597,457	$2,488,402	$109,055

Segment profit (loss)
North America	$55,031	$58,327	$(3,296)	$169,857	$156,978	$12,879
Europe	(5,632)	(4,766)	(866)	(7,510)	(6,377)	(1,133)
Asia Pacific	3,037	(690)	3,727	6,073	3,745	2,328
South America	(3,265)	(7,484)	4,219	(16,685)	(20,114)	3,429
Consolidated	$49,171	$45,387	$3,784	$151,735	$134,232	$17,503
Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015
North America. Sales for the three months ended September 30, 2016 decreased $5.6 million, or 1.2%, compared to the three months ended September 30, 2015, primarily due to the divestiture of our hard coat plastic exterior trim business, customer price reductions and unfavorable foreign exchange of $1.9 million, partially offset by an improvement in volume and product mix and the acquisition of AMI Industries' fuel and brake business. Segment profit for the three months ended September 30, 2016 decreased by $3.3 million, primarily due to customer price reductions and higher compensation-related costs, partially offset by the favorable impact of continuous improvement, material cost savings and an improvement in volume and product mix.
Europe. Sales for the three months ended September 30, 2016 decreased $4.5 million, or 1.8%, compared to the three months ended September 30, 2015, primarily due to a decrease in volume and product mix and customer price reductions, partially offset by favorable foreign exchange of $0.6 million. Segment loss for the three months ended September 30, 2016 increased by $0.9 million, primarily due to planned restructuring, a decrease in volume and product mix and customer price reductions, partially offset by the favorable impact of continuous improvement and material cost savings.
Asia Pacific. Sales for the three months ended September 30, 2016 increased $35.1 million, or 34.4%, compared to the three months ended September 30, 2015, primarily due to improved volume and product mix and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $6.2 million. Segment profit for the three months ended September 30, 2016 increased by $3.7 million primarily driven by the favorable impact of continuous improvement, material cost savings and an improvement in volume and product mix.
South America. Sales for the three months ended September 30, 2016 increased $3.1 million, or 14.2%, compared to the three months ended September 30, 2015, primarily due to favorable foreign exchange of $2.0 million. Segment loss for the three months ended September 30, 2016 improved by $4.2 million primarily due to price and material cost savings.
Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
North America. Sales for the nine months ended September 30, 2016 increased $33.9 million, or 2.6%, compared to the nine months ended September 30, 2015, primarily due to an improvement in volume and product mix and the acquisition of AMI Industries' fuel and brake business, partially offset by unfavorable foreign exchange of $21.1 million, the divestiture of our hard coat plastic exterior trim business and customer price reductions. Segment profit for the nine months ended September 30, 2016 increased by $12.9 million, primarily due to the favorable impact of continuous improvement, material cost savings and an improvement in volume and product mix, partially offset by customer price reductions and higher compensation-related costs.
Europe. Sales for the nine months ended September 30, 2016 increased $10.0 million, or 1.3%, compared to the nine months ended September 30, 2015, primarily due to an improvement in volume and product mix and favorable foreign exchange of $1.1 million, partially offset by customer price reductions. Segment loss for the nine months ended September 30, 2016 increased by $1.1 million, primarily due to customer price reductions and the non-recurrence of a $14.2 million gain on remeasurement of a previously held equity interest in Shenya recognized in the second quarter of 2015 as the legal ownership was held by one of our European entities, partially offset by the favorable impact of continuous improvement, material cost savings and an improvement in volume and product mix.
Asia Pacific. Sales for the nine months ended September 30, 2016 increased $80.9 million, or 27.0%, compared to the nine months ended September 30, 2015, primarily due to improved volume and product mix, our recent acquisitions and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $17.8 million. Segment profit for the nine months ended September 30, 2016 increased by $2.3 million primarily due to our recent acquisitions, an improvement in volume and product mix, the impact of continuous improvement and material cost savings, partially offset by increased interest expense as a result of expansion in the region.
South America. Sales for the nine months ended September 30, 2016 decreased $15.8 million, or 20.4%, compared to the nine months ended September 30, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $7.0 million. Segment loss for the nine months ended September 30, 2016 improved by $3.4 million primarily due to price and material cost savings, partially offset by decreased volumes.
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
On November 2, 2016, CSA U.S. issued $400,000 aggregate principal amount of 5.625% Senior Notes due 2026 (the “Senior Notes”) and amended its existing Senior ABL Facility and Term Loan Facility (the “Debt Refinancing”). We used the proceeds of the Senior Notes to repay the non-extended term loan outstanding under the Term Loan Facility and to pay fees and expenses related to the Debt Refinancing. The remaining term loan of $340,000 was extended to November 2023. The Senior ABL Facility was extended to November 2021 and its aggregate revolving loan availability increased to $210,000, subject to borrowing base availability.
Cash Flows
Operating Activities. Net cash provided by operations was $182.0 million for the nine months ended September 30, 2016, which consisted primarily of positive cash provided from increased cash earnings, partially offset by $35.2 million of net cash used that related to changes in operating assets and liabilities. The changes in operating assets and liabilities were primarily a result of increased accounts receivables, partially offset by increased accounts payable. Net cash provided by operations was $110.0 million for the nine months ended September 30, 2015, which included $63.4 million of cash used that related to changes in operating assets and liabilities.
Investing Activities. Net cash used in investing activities was $150.7 million for the nine months ended September 30, 2016, which consisted primarily of $116.8 million of capital spending and $37.5 million for the acquisition of businesses, partially offset by the cash received from the consolidation of a joint venture. Net cash used in investing activities was $163.5 million for the nine months ended September 30, 2015, which consisted primarily of $129.7 million of capital spending and $34.4 million for the Shenya acquisition and $4.3 million for investment in joint ventures, offset by proceeds of $4.8 million for the sale of fixed assets and other. We anticipate that we will spend approximately $155 million to $165 million on capital expenditures in 2016.
Financing Activities. Net cash used in financing activities totaled $41.3 million for the nine months ended September 30, 2016, which consisted primarily of $23.8 million for the repurchase of common stock in conjunction with the secondary offering, payments on long-term debt of $9.8 million, and taxes withheld and paid on employees' share based awards of $12.0 million, partially offset by $2.5 million proceeds from the exercise of stock warrants and an increase in short term debt of $1.7 million. Net cash provided by financing activities totaled $0.5 million for the nine months ended September 30, 2015, which consisted primarily of $8.5 million related to the exercise of stock warrants and an increase in short term debt of $1.0 million, partially offset by payments on long-term debt of $6.2 million, taxes withheld and paid on employees' share based awards of $1.3 million, and the purchase of noncontrolling interests of $1.3 million.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income plus income tax expense, interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs, and non-cash stock based compensation.
We calculate EBITDA and Adjusted EBITDA by adjusting net income to eliminate the impact of items we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA as a supplement to, and not as alternatives for, net income, operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

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

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future, we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual items.
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$36,362	$32,732	$107,874	$90,215
Income tax expense	12,525	12,869	43,312	44,052
Interest expense, net of interest income	10,114	9,487	29,861	27,912
Depreciation and amortization	31,325	29,303	91,699	85,277
EBITDA	$90,326	$84,391	$272,746	$247,456
Gain on remeasurement of previously held equity interest (1)	—	—	—	(14,199)
Restructuring charges	10,430	8,540	33,468	34,809
Secondary offering underwriting fees and other expenses (2)	—	—	6,500	—
Amortization of inventory write-up (3)	—	—	—	1,419
Acquisition costs	—	353	—	1,352
Other	—	60	155	222
Adjusted EBITDA	$100,756	$93,344	$312,869	$271,059

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Fees and other expenses associated with the March 2016 secondary offering.

(3)	Amortization of write-up of inventory to fair value for the Shenya acquisition.
Recent Accounting Pronouncements
See Note 1. “Overview” to the condensed consolidated financial statements included elsewhere in this Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Quarterly Report on Form 10-Q and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and “Business Environment and Outlook.” When used in this report, the words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings
We are periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. In addition, we conduct and monitor environmental investigations and remedial actions at certain locations. We accrue for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2016, management does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for our litigation claims and matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, our financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
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

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 2, 2016	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.