Form 10-K
period 2016-12-31
Cooper-Standard Holdings Inc.
filed 2017-02-17
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2016 was $1,069,326,019.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 10, 2017 was 17,700,542 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 30,000 employees with 123 facilities in 20 countries. The Company is dedicated to four product lines. Based on this focused approach, we believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 90 manufacturing locations and 33 design, engineering, administrative and logistics locations.
The Company has four operating segments: North America, Europe, Asia Pacific and South America. This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing operational restructuring and expansion initiatives to improve competitiveness, primarily related to footprint optimization in Europe and expansion in Asia and Mexico. See “Segment Results of Operations” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19. “Business Segments” to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”) for further information on our segments.
Approximately 84% of our sales in 2016 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in India and China. The remaining 16% of our 2016 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive manufacturers, and replacement market distributors. The Company’s products can be found on over 450 nameplates globally.
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
We continued strategic acquisitions and partnerships in 2014 and 2015 with the acquisition of Cikautxo Borja, S.L.U. in Spain, a manufacturer of heating and cooling hoses; the purchase of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing our equity ownership to 95% and positioning the Company as a leader in sealing systems in the Chinese automotive market; the formation of a joint venture with Polyrub Extrusions (India) Private Limited to grow the

Company’s fluid transfer systems business in Asia; and a joint venture with INOAC Corporation of Japan accelerating our fluid transfer systems strategy in Asia. In 2016, we acquired the North American fuel and brake business of AMI Industries to expand the Company’s fuel and brake business. We also gained control of our China-based joint venture, Shenya Sealing (Guangzhou) Company Limited.
In 2014 and 2015, the Company divested its thermal and emissions product line and hard coat plastic exterior trim business, respectively, to focus on the product lines where Cooper Standard holds leading market positions.
Business Strategy
In 2013, we set a clear vision for achieving profitable growth with a mission to become a Top 30 automotive supplier in terms of sales and top 5 in ROIC (return on invested capital).
In 2016, the leadership team refined this vision: Driving Value Through Culture, Innovation and Results to more closely represent the evolution of the Company’s culture and to provide the basis for delivering even greater value. The global leadership team also reshaped the supporting pillars in 2016 to align with the progress of the Company. These pillars are:

Voice of the Customer:
We design and develop our products to meet the current and future needs of our customers. We listen intently and adjust to customer feedback to ensure we are consistently providing customer-focused products while meeting their evolving needs. Cooper Standard is dedicated to serving its global customers and the automotive industry as a whole.

Superior Products:
With a focus on core products, we provide customers with market-leading solutions with predicable quality that meet or exceed expectations in sealing, fuel and brake delivery, fluid transfer and anti-vibration systems.

World-Class Operations:
We are committed to sustained excellence through the Cooper Standard Operating System (“CSOS”), the Company’s playbook of global best practice tools designed for optimization that are driving Cooper Standard’s global success.

Engaged Employees:
Our employees are the foundation of the Company and the key driver of our success. Committed to excellence and driven to succeed, our employees never lose sight of the Company’s overall vision and strategy.

Cooper Standard’s global alignment around these strategic pillars continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of the Cooper Standard’s world-class operations, the Company implemented the CSOS to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world.
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
In 2016, Cooper Standard was recognized by Society of Plastics Engineers (SPE®) with the Automotive Innovation Award for the co-development of Cooper Standard’s High Performance Vacuum Brake Tube design with Royal DSM. This technology was created to replace traditional clamped rubber hoses, to simplify engine and undercarriage routing. The design offers significant space and weight savings while allowing for rapid assembly and ease of maintenance through the use of quick connectors.
Cooper Standard has evolved and further energized its approach to innovation with its i3 Innovation Process (Imagine, Initiate, Innovate). This approach is used as a mechanism to capture ideas from across our Company and supply partners while promoting a culture of innovation.
Ideas are carefully evaluated by a global technology council and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on breakthrough ideas. This team is developing game-changing technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. Among recently announced technologies is ArmorHose™, a breakthrough technology which results in significantly more durable coolant hoses and eliminates the need for separate abrasion sleeves on under-hood hose assemblies. Several other significant technologies, especially related to advanced materials, processing and weight reduction, have recently been realized. These include: Fortrex™, a revolutionary material that provides higher performance and lower weight to weather seals; and MagAlloy™, a new processing technology for brake lines that increases long term durability through superior corrosion resistance.
Continued Emphasis on Global Platforms
We believe global platforms, which require the same design, quality and delivery standards globally, will drive increased growth for capable global suppliers. It is predicted that the top ten global platforms produced by automakers will account for about 30% of the world’s light vehicle volume by 2022, highlighting the importance of being well-positioned to participate in these high-volume, global programs. Based on our 2016 revenue, six of the top ten vehicle platforms on which we provide content are global platforms, which demonstrates that customers already look to us to support global platforms. Our global presence and technological capabilities ideally position us to continue to win business on global platforms.
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
We intend to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend and is encouraged by the OEM’s desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. Further, our operations currently include several successful joint ventures.
Industry
The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs. Automotive suppliers gain market share by winning new platforms and by increasing their content per vehicle within these platforms.
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
Markets Served
Our focus is on the passenger car and light truck market, up to and including Class 3 Full Size Frame trucks, better known as the light vehicle market. This is our largest market and accounts for approximately 96% of our global sales.

In addition to the global light vehicle market, we also have dedicated sales and engineering teams in North America and Europe to leverage core product technology into adjacent markets to profitably grow Cooper Standard. The adjacent markets include: commercial vehicle (on-highway and off-highway), specialty markets and technical rubber.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following table shows the approximate percentage of sales to our top customers for the years ended December 31, 2016, 2015 and 2014:

Customer	2016	2015	2014
Ford	27%	26%	24%
GM	17%	16%	16%
FCA	12%	12%	13%
PSA Peugeot Citroën	6%	5%	6%
Volkswagen Group	5%	5%	5%
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
Products
We have four distinct product lines. These products are produced and supplied globally to a broad range of customers in multiple markets. The percentage of sales by product line for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Percentage of Sales
Product Lines	2016	2015	2014
Sealing systems	52%	53%	52%
Fuel and brake delivery systems	21%	20%	20%
Fluid transfer systems	14%	14%	14%
Anti-vibration systems	9%	8%	8%
In addition to these product lines, we also have sales to other adjacent markets.

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Fortrex™	–	Stainless steel trim
	–	Dynamic seals	–	Flush glass systems
	–	Static seals	–	Variable extrusion
	–	Encapsulated glass	–	Specialty sealing products

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	Gen III Posi-Lock Quick Connect
	–	Quick connects

Product Lines					Market Position
FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Secondary air hoses
	–	DPF and SCR emission lines	–	Brake and clutch hoses
	–	Degas tanks	–	ArmorHose™
	–	Air intake and charge	–	ArmorHose™ TPV
	–	Transmission Oil Cooling Hoses

ANTI-VIBRATION SYSTEMS	Control and isolate vibration and noise in the vehicle to improve ride and handling				North America Leader
Products:
	–	Powertrain Mount Systems: Multi-state Vacuum Switchable Hydraulic Engine Mounts, Bi-state Electric Switchable Hydraulic Engine Mounts, Conventional Hydraulic Mounts, Elastomeric Mount
	–	Suspension Mounts: Conventional & Hydraulic Bushings, Strut Mounts, Spring Seats & Bumpers, Mass Dampers, Dual Durometer (Bi-compound) Bushings
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
Joint Ventures and Strategic Alliances
Joint ventures represent an important part of our business, both operationally and strategically. We have utilized joint ventures to enter into new geographic markets such as China, India and Thailand, to acquire new customers and to develop new technologies. When entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components.
The following table shows our significant unconsolidated joint ventures:

Country	Name	Ownership Percentage
India	Sujan Cooper Standard AVS Private Limited	50%
United States	Nishikawa Cooper LLC	40%
India	Polyrub Cooper Standard FTS Private Limited	35%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
Research and Development
We have a dedicated team of technical and engineering resources in each region, some of which are located at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions. We continue to add technical resources throughout the world as required to support our customers, including a technical center in Shanghai, China and, with the Sujan Cooper Standard joint venture, in Maharashtra, India. We spent $117.8 million, $108.8 million, and $102.0 million in 2016, 2015 and 2014, respectively, on engineering, research and development.

Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our game-changing ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
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
Supplies and Raw Materials
Cooper Standard is committed to building strong relationships with our supply partners. We recognize the importance of engaging with suppliers to create value for our customers.
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
Raw material prices are subject to fluctuations and we have implemented strategies with both our suppliers and our customers to help manage these fluctuations. These actions include material substitutions and leveraging global purchases. Global supply chain optimization includes using benchmarks and selective sourcing from strategic suppliers. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers, on certain raw materials, we have implemented indices that allow price changes as underlying material costs fluctuate.
Geographic Information
See Note 19. “Business Segments” to the consolidated financial statements for geographic information.
Seasonality
Historically, sales to OEMs are lowest during the months prior to model changeovers and during assembly plant shutdowns. However, economic conditions and consumer demand may change the traditional seasonality of the industry and lower production may result without the impact of seasonality. In the past, model changeover periods have typically resulted in lower sales volumes during July, August and December. During these periods of lower sales volumes, profits may decline but working capital often improves due to the continued collection of accounts receivable.
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally three to five years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.

Employees
As of December 31, 2016, we had approximately 30,000 full-time and temporary employees. We maintain good relations with both our union and non-union employees, and, in the past ten years, have not experienced any major work stoppages. We have renegotiated some of our domestic and non-domestic union agreements in 2016, and have several contracts set to expire in the next twelve months.
Environmental
We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws are not currently estimated to be material, such costs may be material in the future.
Market Data
Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as IHS Automotive and Boston Consulting Group. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
Available Information
We make available free of charge on or through our website (www.cooperstandard.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this Report.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. We make forward-looking statements in this Annual Report on Form 10-K and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or stockholder communications. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information and, in particular, appear under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements.
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
Item 1A.    Risk Factors
We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors that could cause our actual results to vary materially from recent or anticipated results and could materially and adversely affect our business, results of operations, financial condition and cash flows.
We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.
Automotive sales and production are cyclical and depend on, among other things, general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volumes could cause our customers to reduce orders of our products, which could adversely affect our business, results of operations and financial condition.
We may not realize sales represented by awarded business, which could adversely affect our business, financial condition, results of operations and cash flows.
The realization of future sales from awarded business is subject to risks and uncertainties inherent in the cyclicality of vehicle production. In addition, our customers generally have the right to resource awarded business without penalty. Therefore, the ultimate amount of our sales are not guaranteed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of awarded business, we could realize substantially less sales and profit over the life of these awards than currently projected.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 56% of our sales for the year ended December 31, 2016. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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

Increases in the costs, or reduced availability, of raw materials and manufactured components may adversely affect our profitability.
Raw material costs can be volatile. The principal raw materials we purchase include EPDM and synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials are the largest component of our costs, representing approximately 50% of our total cost of products sold in 2016. The availability of raw materials and manufactured components can fluctuate due to factors beyond our control. A significant increase in the price of these items, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.
Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruption in supply could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains, and another economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
If a customer experiences a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products, which could adversely affect our business, results of operations and financial condition.
Our working capital requirements may negatively affect our liquidity and capital resources.
Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers’ worldwide vehicle production and the payment terms with our customers and suppliers. If our working capital needs exceed our cash provided by operating activities, we would look to our cash balances and availability under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.
We are subject to other risks associated with our international operations.
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2016, approximately 75% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

•	currency exchange rate fluctuations, currency controls and restrictions, and the ability to hedge currencies;

•	changes in local economic conditions;

•	repatriation restrictions or requirements, including tax increases on remittances and other payments by our foreign subsidiaries;

•	global sovereign fiscal uncertainty and hyperinflation in certain foreign countries;

•
changes in laws and regulations, including laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, or taxes or the imposition of embargos on imports from countries where we manufacture products;

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
Our sales and manufacturing operations outside the United States expose us to currency risks. For our consolidated financial statements, our sales and earnings denominated in foreign currencies are translated into U.S. dollars. This translation is calculated based on average exchange rates during the reporting period. Accordingly, our reported international sales and earnings could be adversely impacted in periods of a strengthening U.S. dollar.

Although we generally produce in the same geographic region as our products are sold, we also produce in countries that predominately sell in another currency. Further, some of our commodities are purchased in or tied to the U.S. dollar; therefore our earnings could be adversely impacted during the periods of a strengthening U.S. dollar relative to other foreign currencies. While we employ financial instruments to hedge certain portions of our foreign currency exposures, our efforts to manage these risks may not be successful and may not completely insulate us from the effects of currency fluctuation.
A portion of our operations are conducted by joint ventures which have unique risks.
Certain of our operations are carried out by joint ventures. In joint ventures, we share the management of the company with one or more partners who may not have the same goals, resources or priorities as we do. The operations of our joint ventures are subject to agreements with our partners, which typically include additional organizational formalities as well as requirements to share information and decision making, and may also limit our ability to sell our interest. Additional risks include one or more partners failing to satisfy contractual obligations, a change in ownership of any of our partners and our limited ability to control our partners’ compliance with applicable laws, including the Foreign Corrupt Practices Act. Any such occurrences could adversely affect our financial condition, operating results, cash flow or reputation.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
For discussion of our debt and financing arrangements, including our senior term loan facility (“Term Loan Facility”), 5.625% Senior Notes due 2026 (“Senior Notes”), our senior asset-based revolving credit facility (“ABL Facility”) and debt of certain foreign subsidiaries, see “Liquidity and Capital Resources - Financing Arrangements” in Item 7 and Note 7 of this Report.
Our significant amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are at variable rates of interest;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which would reduce the availability of cash to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	place us at a disadvantage compared to competitors that may have proportionately less debt;

•	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and

•	increase our cost of borrowing.
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing the Term Loan Facility and the ABL Facility and the indenture governing the Senior Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Term Loan Facility, the ABL Facility or the Senior Notes.
Although the credit agreements governing the Term Loan Facility and the ABL Facility contain certain limitations on our ability to incur additional indebtedness, they do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.

Our debt instruments impose significant operating and financial restrictions on us and our subsidiaries.
The credit agreements governing the Term Loan Facility and the ABL Facility impose significant operating and financial restrictions and limit our ability, among other things, to:
•incur, assume or permit to exist additional indebtedness (including guarantees thereof);

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock or prepay subordinated indebtedness;

•	incur liens on assets;

•	make certain investments or other restricted payments;

•	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•engage in transactions with affiliates;
•alter the business that we conduct; and
•sell certain assets or merge or consolidate with or into other companies.
Moreover, our ABL Facility provides the agent considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us.
The indenture governing the Senior Notes also imposes restrictions and limits our ability, among other things, to:
•incur liens on assets;
•make certain restricted payments;
•sell certain assets or merge or consolidate with or into other companies; and
•enter into certain sale-leaseback transactions.
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants in such agreements. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our financial condition, results of operations and cash flows could be adversely affected.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, financial condition and results of operation.
Our pension plans are currently underfunded, and we may have to make cash payments to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash payments. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2016, our pension plans were underfunded by $177.9 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.

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
Our operations strategy includes continuous improvement programs and implementation of lean manufacturing tools across all facilities to achieve cost savings and increased performance. Further, we have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level we anticipate. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected.
We may incur significant costs related to manufacturing facility closings or consolidation which could have an adverse effect on our financial condition.
If we must close or consolidate manufacturing locations, the exit costs associated with such closures or consolidation, including employee termination costs, may be significant. Such costs could negatively affect our cash flows, results of operations and financial condition.
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
Our continued success depends on our ability to maintain advanced technological capabilities and knowledge necessary to adapt to changing market demands, as well as to develop and commercialize innovative products. We may be unable to develop new products successfully or to keep pace with technological developments by our competitors and the industry in general. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, results of operations and financial condition could be adversely affected.
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
We may be adversely affected by laws and regulations, including environmental, health and safety laws and regulations.
We are subject to various U.S. federal, state and local, and non-U.S. laws and regulations, including those related to environmental, health and safety, financial, tax, customs and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, results of operations and cash flows.
In particular, we are subject to a broad range of laws and regulations governing emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and health and safety. We may incur substantial costs in complying with these laws and regulations. Many of our current and former facilities have been subject to certain environmental investigations and remediation activities, and we maintain environmental reserves for certain of these sites. Through various acquisitions, we have acquired a number of manufacturing facilities, and we cannot assure that we will not incur material costs or liabilities relating to activities that predate our ownership. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.
We are involved from time to time in legal proceedings, claims or investigations which could have an adverse impact on our profitability and financial condition.
We are involved in legal proceedings, claims or investigations that, from time to time, may be significant. These matters typically arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; employment matters; or allegations relating to legal compliance by us or our employees.
For further information regarding our legal matters, see Item 3. Legal Proceedings. No assurance can be given that such proceedings, claims and investigations will not have a material adverse effect on our profitability and financial condition.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2016, our operations were conducted through 123 wholly-owned, leased and joint venture facilities in 20 countries (North America: Canada, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 90 are predominantly manufacturing facilities and 33 have design, engineering, administrative or logistics designation(s). Our corporate headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings by geographic region:

Region	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	34	24
	Other (b)	16	1
Asia Pacific	Manufacturing (a)	29	11
	Other (b)	6	—
Europe	Manufacturing (a)	24	17
	Other (b)	10	1
South America	Manufacturing (a)	3	1
	Other (b)	1	—

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.
(*) Excludes 6 unutilized (owned) facilities: (2) Europe; (4) North America
(*) Includes 21 R&D facilities worldwide.
Item 3.        Legal Proceedings
The litigation process is subject to many uncertainties, and the outcome of individual matters is not predicable with assurance. See Note 13. “Contingent Liabilities” to the consolidated financial statements for discussion of loss contingencies.
On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including Cooper-Standard Holdings Inc., CSA U.S. and Cooper-Standard Automotive Canada Limited (“CS Defendants”) and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages on behalf of direct and indirect purchasers against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims.
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
The following chart lists the high and low sale prices for shares of our common stock and warrants for the fiscal quarters indicated through December 31, 2016 and 2015. With respect to our warrants, these prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2016	High	Low	High	Low
March 31, 2016	$77.60	$64.31	$46.00	$36.25
June 30, 2016	85.99	71.46	62.29	50.50
September 30, 2016	107.41	77.04	76.75	58.25
December 31, 2016	105.54	86.33	77.50	65.00

	Common Stock		Warrants
2015	High	Low	High	Low
March 31, 2015	$59.20	$50.96	$32.44	$25.67
June 30, 2015	64.24	58.83	36.70	32.45
September 30, 2015	64.79	55.00	39.13	29.00
December 31, 2015	80.15	58.10	49.80	33.59
Holders of Common Stock
As of February 10, 2017, there were approximately 11 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility, Term Loan Facility and Senior Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financing Arrangements.” We do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Repurchase Program
On March 14, 2016, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125 million of its outstanding common stock or warrants to purchase common stock. The authorization replaced the remaining balance of a previous $50 million repurchase program authorized in May 2013 pursuant to which the Company repurchased approximately 198,990 shares at a total cost (including fees) of $9.8 million. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. Of the $125 million authorization under the Program, the Company used $23.8 million of cash on hand to purchase 350,000 of the shares being offered in connection with the secondary offering of the Company’s common stock that was completed in March 2016. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. Approximately $101.2 million dollar value of shares may yet be purchased under the Program.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2011 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2016.
Comparison of Cumulative Return

	Ticker	12/30/2011*	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/30/2016*
Cooper-Standard Holdings Inc.	CPS	$100.00	$110.14	$142.35	$167.77	$224.90	$299.65
S&P 500	SPX	$100.00	$115.99	$153.32	$173.72	$175.67	$196.35
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$98.75	$165.57	$170.88	$159.39	$102.69
* Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our Independent Registered Public Accounting Firm. You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8 of this Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in millions except per share amounts)
Statement of operations data:
Sales	$3,472.9	$3,342.8	$3,244.0	$3,090.5	$2,880.9
Net income	140.4	111.8	45.5	45.2	98.8
Net income attributable to Cooper-Standard Holdings Inc.	139.0	111.9	42.8	47.9	102.8
Earnings per share:
Basic	$7.96	$6.50	$2.56	$2.39	$4.40
Diluted	$7.42	$6.08	$2.39	$2.24	$4.14

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollar amounts in millions)
Balance sheet data (at end of period):
Cash and cash equivalents	$480.1	$378.2	$267.3	$184.4	$270.6
Net working capital (1)	90.2	175.3	294.3	269.1	265.6
Total assets	2,491.7	2,304.3	2,125.6	2,102.8	2,026.0
Total non-current liabilities	1,010.6	1,008.1	1,044.9	911.9	774.0
Total debt (2)	762.9	777.9	778.7	684.4	483.4
Preferred stock	—	—	—	—	121.6
Total equity	721.8	614.8	548.7	615.6	629.2

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$363.7	$270.4	$171.0	$133.3	$84.4
Investing activities	(198.3)	(166.4)	(157.4)	(191.1)	(117.6)
Financing activities	(62.9)	(11.6)	49.4	(23.0)	(58.1)

Other financial data:
Capital expenditures, including other intangible assets	$164.4	$166.3	$192.1	$183.3	$131.1

(1)	Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).

(2)	Includes $393.1 of our Senior Notes, $332.8 of Term Loan, $0.3 in capital leases, and $36.7 of other third-party debt as of December 31, 2016.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in Item 1A. “Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6.” Selected Financial Data” and our consolidated financial statements and the notes to those statements included in Item 8 of this Report.

Company Overview
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. In 2016, approximately 84% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 16% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to quality, price, service, performance, design and engineering capabilities, innovation, timely delivery and an extensive global footprint. Also, we believe our continued commitment to invest in global common processes is an important factor in servicing global customers with the same quality and consistency of product wherever we produce in the world. This is especially important when supplying products for global platforms.
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
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally three to five years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
In 2016, approximately 52% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.

Business Environment and Outlook
The global automotive industry remains susceptible to economic conditions that could adversely impact new vehicle demand. While the U.S. economy remains strong, and the European economy shows indications of improvement, global economic sentiment remains cautious given continued geopolitical uncertainty, oil supply and demand issues and foreign currency volatility. Ongoing emerging market dynamics, including economic conditions in Brazil and the pace of economic growth in China, have and will continue to impact light vehicle production volumes.
Our business is directly affected by the automotive build rates in North America, Europe, the Asia Pacific region and South America. New vehicle demand is driven by macroeconomic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.
According to the forecasting firm IHS Automotive, global light vehicle production was approximately 93 million units in 2016. This reflects growth of over 4% globally, led primarily by the Asia Pacific region. North America and Europe also experienced modest growth while production levels declined in South America.
We expect vehicle production to surpass 100 million units by 2020, with the growth being driven primarily in Asia and Europe. We anticipate that North America light vehicle sales will remain relatively stable over the next few years with the potential for slight contraction in 2017, followed by annual growth in the 1% to 2% range in 2018 and beyond.
Details on light vehicle production in certain regions for 2016 and 2015, as well as projections for 2017, are provided in the following table:

(In millions of units)	2017(1)	2016(1)	2015(1)	Projected % Change 2016-2017	% Change 2015-2016
North America	17.6	17.8	17.5	(1.5)%	2.0%
Europe	21.8	21.5	20.9	1.5%	2.8%
Asia Pacific(2)	49.9	48.5	45.3	2.8%	7.2%
South America	2.8	2.8	3.1	1.0%	(9.8)%
(1) Production data based on IHS Automotive, January 2017.
(2) Includes China units of 27.7, 27.0, and 23.7 for 2017, 2016 and 2015, respectively.
Several factors will present significant opportunities for automotive suppliers who are positioned for the changing environment, such as:

•	continued shift to global platforms;

•	consolidation of suppliers;

•	autonomous and connected vehicles;

•	increased government regulation; and

•	consumer preference for environmentally friendly products and technology.
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

Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2. “Summary of Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of this Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, or (ii) changes in the estimate or different estimates that we could have selected could have had a material impact on our financial condition or results of operations. Such critical accounting estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in our consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Goodwill. Our goodwill is tested for impairment as of October 1 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. For our goodwill analysis, fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. We assess the reasonableness of the estimated fair values using market based multiples of comparable companies. Our annual goodwill impairment analysis resulted in no impairment for 2016 or 2015.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either a discounted cash flow analysis or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.
Restructuring. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities and contractual obligations. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis, and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 4. “Restructuring” to the consolidated financial statements included in Item 8 of this Report for additional information.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize three years’ cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three-year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, we concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, we continue to maintain a valuation allowance related to those net deferred tax assets.
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $7.2 million and $0.7 million, respectively, for the year ended December 31, 2016.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2016 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities. Holding all other assumptions constant, a 1% increase or decrease in the discount rate would have decreased or increased the fiscal 2017 net periodic benefit cost expense by approximately $0.8 million or $0.9 million, respectively. Likewise, a 1% increase or decrease in the expected return on plan assets would have decreased or increased the fiscal 2017 net periodic benefit cost by approximately $3.1 million. Decreasing or increasing the discount rate by 1% would have increased or decreased the projected benefit obligations by approximately $68.8 million or $56.1 million, respectively. Aggregate pension net periodic benefit cost is forecasted to be approximately $6.4 million in 2017, excluding the impact of special events.
The expected annual rate of increase in health care costs is approximately 5.67% for 2016 (5.49% for the United States, 6.00% for Canada), grading down to 5% in 2018, and was held constant at 5.00% for years past 2018. These trend rates were assumed to reflect market trend, actual experience and future expectations. The health care cost trend rate assumption has a significant effect on the amounts reported. Only certain employees hired are eligible to participate in our subsidized postretirement plan. A 1% change in the assumed health care cost trend rate would have increased or decreased the fiscal 2017 service and interest cost components by $0.2 million in each case, and the projected benefit obligations would have increased or decreased by $3.3 million or $2.6 million, respectively. Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $0.7 million in 2017.
During 2016, we undertook an initiative to de-risk pension obligations in the U.K. by purchasing a bulk annuity policy designed to match the liabilities of the plan, and subsequently entered into a wind-up process. For the year ended December 31, 2016, we incurred £0.2 million (or $0.3 million) in settlement charges. The wind-up process will be completed in 2017, and we expect that settlement charges of approximately £4.5 million (or $5.6 million) will be incurred.
The general funding policy is to contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions of approximately $5.2 million to its non-U.S. pension plans in 2017. The Company expects to make no contributions to its U.S. pension plans in 2017.

Results of Operations

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(dollar amounts in thousands)
Sales	$3,472,891	$3,342,804	$3,243,987	$130,087	$98,817
Cost of products sold	2,808,049	2,755,691	2,734,558	52,358	21,133
Gross profit	664,842	587,113	509,429	77,729	77,684
Selling, administration & engineering expenses	359,782	329,922	301,724	29,860	28,198
Amortization of intangibles	13,566	13,892	16,437	(326)	(2,545)
Impairment charges	1,273	21,611	26,273	(20,338)	(4,662)
Restructuring charges	46,031	53,844	17,414	(7,813)	36,430
Other operating loss (profit)	155	(8,033)	(16,927)	8,188	8,894
Operating profit	244,035	175,877	164,508	68,158	11,369
Interest expense, net of interest income	(41,389)	(38,331)	(45,604)	(3,058)	7,273
Loss on refinancing and extinguishment of debt	(5,104)	—	(30,488)	(5,104)	30,488
Equity in earnings of affiliates	7,877	5,683	6,037	2,194	(354)
Other (expense) income, net	(10,659)	9,759	(6,170)	(20,418)	15,929
Income before income taxes	194,760	152,988	88,283	41,772	64,705
Income tax expense	54,321	41,218	42,810	13,103	(1,592)
Net income	140,439	111,770	45,473	28,669	66,297
Net (income) loss attributable to noncontrolling interests	(1,451)	110	(2,694)	(1,561)	2,804
Net income attributable to Cooper-Standard Holdings Inc.	$138,988	$111,880	$42,779	$27,108	$69,101
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.
Sales. Sales for the year ended December 31, 2016 increased $130.1 million, or 3.9%, compared to the year ended December 31, 2015. Sales were favorably impacted by improved volume and product mix in North America and Asia Pacific, as well as our recent acquisitions and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $56.5 million, lower volumes in South America, customer price reductions and the divestiture of our hard coat plastic exterior trim business in 2015.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2016, increased $52.4 million or 1.9%, compared to the year ended December 31, 2015. Materials comprise the largest component of our cost of products sold and represented approximately 50% of total cost of products sold for the years ended December 31, 2016 and 2015. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our recent acquisitions. These items were partially offset by continuous improvement and material cost savings and lower volumes in South America.
Gross Profit. Gross profit for the year ended December 31, 2016 increased $77.7 million compared to the year ended December 31, 2015. As a percentage of sales, gross profit was 19.1% and 17.6% of sales for the years ended December 31, 2016 and 2015, respectively. The increase in gross profit was driven by continuous improvement, material costs savings, improved volume and product mix in North America and Asia Pacific. These items were partially offset by unfavorable foreign exchange, inflation, customer price reductions, the divestiture of our hard coat plastic exterior trim business, and lower volumes in South America.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2016 were $359.8 million, or 10.4% of sales, compared to $329.9 million, or 9.9%, of sales for the year ended December 31, 2015. Selling, administration and engineering expenses for the year ended December 31, 2016 were impacted primarily by incentive compensation due to favorable operating results, higher compensation costs, innovation spending, and expansion in Asia Pacific, partially offset by favorable foreign exchange.
Impairment Charges. Due to the deterioration of financial results, the undiscounted cash flows did not exceed the book value at one of our Asia Pacific facilities in 2016, and one of our European facilities and two of our South American facilities in 2015. This resulted in non-cash asset impairment charges of $1.3 million and $13.6 million being recorded for the years ended December 2016 and 2015, respectively. Additionally, due to the deterioration of the economic conditions in the region, customer relationships in South America were fully impaired in 2015, resulting in a non-cash impairment charge of $8.0 million.
Restructuring. Restructuring charges for the year ended December 31, 2016 decreased $7.8 million compared to the year ended December 31, 2015. The decrease was primarily driven by reduced activity related to our European and North American initiatives, resulting in lower restructuring charges of $5.8 million and $3.6 million, respectively, partially offset by higher restructuring charges attributed to Asia Pacific initiatives of $1.6 million.
Other Operating Loss (Profit). Other operating loss was $0.2 million for the year ended December 31, 2016 and other operating profit was $8.0 million for the year ended December 31, 2015. The prior year profit resulted from the sale of our hard coat plastic exterior trim business.
Interest Expense, net. Net interest expense for the year ended December 31, 2016 increased $3.1 million compared to the year ended December 31, 2015, which resulted primarily from higher interest rates.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2016 was $5.1 million which resulted primarily from expensing debt issuance costs associated with our amended Term Loan Facility.
Other (Expense) Income, net. Other expense for the year ended December 31, 2016 was $10.7 million, consisting of secondary offering underwriting fees of $5.9 million, foreign currency losses of $4.0 million and losses on sale of receivables of $0.8 million. Other income for the year ended December 31, 2015 was $9.8 million, consisting of a gain from remeasurement of our previously held equity interest in Shenya of $14.2 million, which was partially offset by $3.4 million of foreign currency losses and $1.0 million of losses on sale of receivables.
Income Tax Expense. Income taxes for the year ended December 31, 2016 included an expense of $54.3 million on earnings before taxes of $194.8 million. This compares to an expense of $41.2 million on earnings before taxes of $153.0 million for the year ended December 31, 2015. Tax expense in 2016 and 2015 differed from the statutory rate due to the mix of income between the United States and foreign sources, tax incentives recognized in Poland resulting from increased current and future profitability, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits and incentives, and other nonrecurring discrete items.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.
Sales. Sales for the year ended December 31, 2015 increased $98.8 million, or 3.0% compared to the year ended December 31, 2014. Sales were favorably impacted by improved volume and product mix in North America, Europe and Asia Pacific, as well as our Shenya acquisition, partially offset by unfavorable foreign exchange of $298.2 million, lower volumes in South America and customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2015, increased $21.1 million or 0.8% compared to the year ended December 31, 2014. Materials comprise the largest component of our cost of products sold and represented approximately 50% and 49% of total cost of products sold for the years ended December 31, 2015 and 2014, respectively. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our Shenya acquisition. These items were partially offset by lower volumes in South America and continuous improvement savings.
Gross Profit. Gross profit for the year ended December 31, 2015 increased $77.7 million compared to the year ended December 31, 2014. As a percentage of sales, gross profit was 17.6% and 15.7% of sales for the years ended December 31, 2015 and 2014, respectively. The increase in gross profit was driven primarily by continuous improvement and material costs savings and improved volume and product mix in North America, Europe and Asia Pacific. These items were partially offset by unfavorable foreign exchange, customer price reductions and lower volumes in South America.
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
Impairment Charges. In 2015, due to the deterioration of financial results, the undiscounted cash flows at one of our European facilities and two of our South American facilities did not exceed their book value, resulting in non-cash asset impairment charges of $13.6 million being recorded in the fourth quarter of 2015. Additionally, due to the deterioration of the economic conditions in the region, customer relationships in South America were fully impaired, resulting in a non-cash impairment charge of $8.0 million. In 2014, due to the deterioration of financial results, the undiscounted cash flows at two of our European facilities and two of our North American facilities did not exceed their book value, resulting in an asset impairment charge of $24.2 million being recorded in the fourth quarter of 2014. Additionally, certain assets and patents in the North America segment were written down to their estimated fair market values, resulting in an impairment charge of $2.1 million.
Restructuring. Restructuring charges for the year ended December 31, 2015 increased $36.4 million compared to the year ended December 31, 2014. The increase was primarily the result of expenses incurred related to our European restructuring initiative.
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
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2014 was $30.5 million which resulted primarily from loss on extinguishment of previously outstanding senior notes.
Other Income (Expense), net. Other income for the year ended December 31, 2015 was $9.8 million, consisting of the gain from remeasurement of our previously held equity interest in Shenya of $14.2 million, which was partially offset by $3.4 million of foreign currency losses and $1.0 million of loss on sale of receivables. Other expense for the year ended December 31, 2014 was $6.2 million, consisting of $7.1 million of foreign currency losses and $1.9 million of loss on sale of receivables, which were partially offset by a $1.9 million gain on the sale of an equity method investment and $0.9 million of other miscellaneous income.
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

Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(dollar amounts in thousands)
Sales to external customers
North America	$1,816,486	$1,778,621	$1,698,826	$37,865	$79,795
Europe	1,031,538	1,033,635	1,138,428	(2,097)	(104,793)
Asia Pacific	540,684	435,127	249,172	105,557	185,955
South America	84,183	95,421	157,561	(11,238)	(62,140)
Consolidated	$3,472,891	$3,342,804	$3,243,987	$130,087	$98,817
Segment profit (loss)
North America	$219,744	$215,487	$136,682	$4,257	$78,805
Europe	(15,989)	(22,435)	(28,062)	6,446	5,627
Asia Pacific	9,206	4,063	3,524	5,143	539
South America	(18,201)	(44,127)	(23,861)	25,926	(20,266)
Income before income taxes	$194,760	$152,988	$88,283	$41,772	$64,705
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.
North America. Sales for the year ended December 31, 2016 increased $37.9 million, or 2.1%, compared to the year ended December 31, 2015, primarily due to improved volume and product mix and our recent acquisition, partially offset by unfavorable foreign exchange of $23.8 million and customer price reductions. Segment profit for the year ended December 31, 2016 increased $4.3 million primarily due to the favorable impact of continuous improvement and material cost savings, and improved volume and product mix, partially offset by customer price reductions, inflation and higher incentive compensation due to favorable operating results. Included in segment profit (loss) for the years ended December 31, 2016 and 2015 were restructuring charges of $1.7 million and $5.2 million, respectively.
Europe. Sales for the year ended December 31, 2016 decreased $2.1 million, or 0.2%, compared to the year ended December 31, 2015, primarily due to customer price reductions and unfavorable foreign exchange of $2.0 million, partially offset by improved volume. Segment loss improved by $6.4 million, primarily due to continuous improvement and material cost savings, and lower restructuring costs, partially offset by the nonrecurrence of a prior year gain related to the remeasurement of a previously held equity interest, customer price reductions, unfavorable foreign exchange, inflation and higher incentive compensation due to improved operating results. Included in segment profit (loss) for the years ended December 31, 2016 and 2015 were restructuring charges of $42.0 million and $47.9 million, respectively.
Asia Pacific. Sales for the year ended December 31, 2016 increased $105.6 million, or 24.3%, compared to the year ended December 31, 2015, primarily due to improved volume and our recent acquisitions and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $26.8 million. Segment profit increased by $5.1 million, primarily due to improved volume and product mix, our recent acquisitions and consolidation of a previously unconsolidated joint venture, and the favorable impact of continuous improvement and material cost savings, partially offset by higher engineering and administrative costs to support growth in the region as well as higher incentive compensation due to favorable operating results. Included in segment profit (loss) for the years ended December 31, 2016 and 2015 were restructuring charges of $2.3 million and $0.7 million, respectively.
South America. Sales for the year ended December 31, 2016 decreased $11.2 million, or 11.8%, compared to the year ended December 31, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $3.8 million. Segment loss improved by $25.9 million, primarily due to the nonrecurrence of impairment charges, material cost savings, partially offset by a decrease in volume and unfavorable foreign exchange.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.
North America. Sales for the year ended December 31, 2015 increased $79.8 million or 4.7%, compared to the year ended December 31, 2014, primarily due to improved volume and product mix, partially offset by unfavorable foreign exchange of $44.9 million and customer price reductions. Segment profit for the year ended December 31, 2015 increased $78.8 million primarily due to the favorable impact of continuous improvement and material cost savings, improved volume and product mix, partially offset by customer price reductions, unfavorable foreign exchange and higher incentive compensation due to favorable operating results.
Europe. Sales for the year ended December 31, 2015 decreased $104.8 million, or 9.2%, compared to the year ended December 31, 2014, primarily due to unfavorable foreign exchange of $204.8 million and customer price reductions, partially offset by improved volume. Segment loss improved by $5.6 million, primarily due to improved volume and product mix, continuous improvement and material cost savings and the gain from the remeasurement of a previously held equity interest in Shenya as the legal ownership was held by one of our European entities, partially offset by unfavorable foreign exchange, higher restructuring costs, customer price reductions and higher incentive compensation due to improved operating results.
Asia Pacific. Sales for the year ended December 31, 2015 increased $186.0 million, or 74.6%, compared to the year ended December 31, 2014, primarily due to the Shenya acquisition which was completed February 27, 2015, and improved volume, partially offset by unfavorable foreign exchange of $11.7 million. Segment profit increased by $0.5 million, primarily due to improved volume and product mix, the Shenya acquisition and the favorable impact of continuous improvement and material costs savings, partially offset by higher engineering and administrative costs to support growth in the region as well as higher incentive compensation due to favorable operating results.
South America. Sales for the year ended December 31, 2015 decreased $62.1 million or 39.4%, compared to the year ended December 31, 2014, primarily due to unfavorable foreign exchange of $36.8 million and a decrease in sales volumes. Segment loss increased by $20.3 million, primarily due to impairment charges at two facilities and the write off of customer relationships that were impaired, a decrease in volume and unfavorable foreign exchange, partially offset by the favorable impact of continuous improvement savings.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our ABL Facility, and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the consolidated financial statements in Item 8 of this Report for a detailed discussion of terms and conditions related to our debt.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our ABL Facility, depend on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors.
Cash Flows
Operating Activities. Net cash provided by operating activities was $363.7 million for the year ended December 31, 2016, which included $64.4 million of cash provided by changes in operating assets and liabilities. Cash provided by operating activities was primarily the result of increased earnings, as well as changes in accounts payable and accrued liabilities of $75.7 million. In addition, pension contributions of $7.8 million were made during the year ended December 31, 2016. Net cash provided by operating activities was $270.4 million for the year ended December 31, 2015, which included $36.6 million of cash provided by changes in operating assets and liabilities. Cash provided by operating activities was primarily the result of increased earnings, as well as changes in accounts and tooling receivables, accounts payable and accrued liabilities of $63.9 million. In addition, pension contributions of $7.9 million were made during the year ended December 31, 2015.
Net cash provided by operating activities was $171.0 million for the year ended December 31, 2014, which included $43.1 million of cash used that related to changes in operating assets and liabilities. The use of cash related to changes in operating assets and liabilities was primarily a result of changes in accounts receivable and tooling receivables and accounts payable of $29.4 million and pension contributions of $12.2 million.
Investing Activities. Net cash used in investing activities was $198.3 million for the year ended December 31, 2016, which consisted primarily of $164.4 million of capital spending and $37.5 million for the acquisition of businesses, partially offset by the cash received from the consolidation of a joint venture. Net cash used in investing activities was $166.4 million for the year ended December 31, 2015, which consisted primarily of $166.3 million of capital spending, $34.4 million for the Shenya acquisition and $4.3 million for investment in joint ventures, offset by proceeds of $33.5 million for the sale of our hard coat plastic exterior trim business and $5.1 million for the sale of fixed assets and other. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2017.
Net cash used in investing activities was $157.4 million for the year ended December 31, 2014, which consisted primarily of $192.1 million of capital spending and $21.2 million for the acquisition of businesses, offset by proceeds of $50.6 million from the sale of our thermal and emissions product line, and the Australian business and the sale of an investment in affiliate, proceeds of $4.4 million for the sale of fixed assets and other, and a $1.0 million return on equity investments.
Financing Activities. Net cash used in financing activities totaled $62.9 million for the year ended December 31, 2016, which consisted primarily of the repayment of the Term Loan Facility of $393.1 million, refinancing costs on the Term Loan Facility of $4.1 million, a decrease in short term debt of $12.2 million, payments on long term debt of $10.7 million, taxes withheld and paid on employees’ share-based awards of $12.6 million, and the repurchase of common stock of $23.8 million, partially offset by $393.1 million of net proceeds from the issuance of our Senior Notes and $2.8 million of proceeds from the exercise of stock warrants. Net cash used in financing activities totaled $11.6 million for the year ended December 31, 2015, which consisted primarily of a decrease in short term debt of $9.0 million, payments on long-term debt of $8.9 million, taxes withheld and paid on employees’ share-based awards of $2.0 million, and the purchase of noncontrolling interests of $1.3 million, partially offset by $9.3 million related to the exercise of stock warrants.
Net cash provided by financing activities totaled $49.4 million for the year ended December 31, 2014, which consisted primarily of $737.5 million related to the proceeds from issuance of long-term debt, $9.0 million related to the exercise of stock warrants, increase in long-term debt of $6.6 million and excess tax benefit on stock options exercised of $4.1 million, partially offset by the repurchase of the Senior Notes and the Senior PIK Toggle Notes of $675.6 million, purchase of noncontrolling interest of $18.5 million, payments on long-term debt of $4.3 million, repurchase of common stock of $5.2 million and taxes withheld and paid on employees’ share based awards of $4.2 million.
Issuance of Senior Notes
On November 2, 2016, the Company’s wholly-owned subsidiary, CSA U.S. (the “Issuer”) completed a private offering of debt securities consisting of the issuance of $400.0 million aggregate principal amount of its 5.625% notes due 2026 (the “Senior Notes”). The proceeds from the sale of the Senior Notes were used to repay the non-extended term loans outstanding under the Term Loan Facility and to pay fees and expenses related to the refinancing. The Senior Notes are guaranteed by us, as well as each of CSA U.S.’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility and the Term Loan Facility. The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the indenture. The Senior Notes will mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on May 15, 2017.
If a Change of Control (as defined in the indenture) occurs, we will be required to make an offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S., Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with CSA U.S. (the “U.S. Borrower”) and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of CSA U.S., entered into a third amendment of our ABL Facility. Pursuant to the ABL Facility agreement, as amended, we have an aggregate revolving loan availability of up to $210.0 million, subject to borrowing base availability, including a $100.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. In addition, our ABL Facility provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $310.0 million. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.

The ABL Facility includes affirmative and negative covenants that impose substantial restrictions on our financial and business operations, including our ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The agreement also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the agreement is less than specified levels. The ABL Facility also contains various events of default that are customary for comparable facilities.
Loan and letter of credit availability under the agreement is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the agent. Loan availability under our ABL Facility is apportioned as follows: $170.0 million to the U.S. Borrower, which includes a $60.0 million sublimit to the Dutch Borrower and $40.0 million to the Canadian Borrower. The obligations under the ABL Facility and the related guarantees are secured by various assets, as detailed in Note 7. “Debt” to the consolidated financial statements in Item 8 of this Report.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Dutch Borrower, LIBOR plus an applicable margin.
The initial applicable margin is 1.50% with respect to the LIBOR or Canadian BA rate-based borrowings and 0.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings, until April 1, 2017. The applicable margin may vary thereafter between 1.25% and 1.75% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.25% and 0.75% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability) starting on or about February 2, 2017.
Debt issuance costs of approximately $0.8 million were incurred on the ABL Facility transaction. As of December 31, 2016, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $195.3 million in availability, less outstanding letters of credit of $56.5 million. As of December 31, 2016, the Company had $1.7 million in unamortized debt issuance costs.
Term Loan Facility Amendment No. 1
On November 2, 2016, CSA U.S., as borrower, entered into the first amendment of our Term Loan Facility. The Term Loan Facility provides for loans in an aggregate principal amount of $340.0 million. Subject to certain conditions, the Term Loan Facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00, plus $400 million, plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
The Term Loan Facility contains incurrence-based negative covenants customary for high yield senior secured debt securities. These negative covenants are subject to exceptions, qualifications and certain carveouts.
Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at either (1) with respect to eurodollar rate loans, the greater of the applicable eurodollar rate and 0.75%, plus 2.75% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month eurodollar rate plus 1.0%), plus 1.75% per annum.
All obligations of the borrower under the Term Loan Facility are guaranteed jointly and severally on a senior secured basis by us and the wholly-owned U.S. restricted subsidiaries of CSA U.S.
As of December 31, 2016, the principal amount of $340.0 million was outstanding, and the Company had $4.4 million unamortized debt issuance costs and $2.8 million of unamortized original issue discount.
Repayment of the Term Loan Facility
On November 2, 2016, we repaid the non-extended term loan outstanding under the Term Loan Facility of $393.1 million. As a result of the repayment, the Company recognized a loss on refinancing of $5.1 million, which was primarily due to the write off of unamortized original issue discount and debt issuance costs. The Company used proceeds from the Senior Notes, together with cash on hand, to repay the non-extended term loan.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain receivables through third party financial institutions without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2016 and 2015, we had $49.6 million and $63.5 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2016 and 2015, total accounts receivables factored were $267.6 million and $279.5 million, respectively. Costs incurred on the sale of receivables were $1.6 million, $2.1 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under our credit agreement governing our ABL Facility, Term Loan Facility and Senior Notes.
As of December 31, 2016, we had no other material off-balance sheet arrangements.
Other Capital Transactions Impacting Liquidity
During 2016, the Board of Directors approved a securities repurchase program whereby the Company used $23.8 million of cash on hand to purchase 350,000 of the shares being offered in connection with the secondary offering of the Company’s common stock. The Company is not obligated to acquire a particular amount of securities, and the securities repurchase program may be discontinued at any time at the Company’s discretion. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” and Note 17. “Equity.”
Contractual Obligations
Our contractual obligations consist of legal commitments requiring us to make fixed or determinable cash payments, regardless of the contractual requirements of the vendor to provide future goods or services. Except as otherwise disclosed, this table does not include information on our recurring purchase of materials for use in production because our raw materials purchase contracts typically do not require fixed or minimum quantities.
The following table summarizes the total amounts due as of December 31, 2016 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in millions)
Debt obligations	$740.0	$3.4	$6.8	$6.8	$723.0
Interest on debt obligations	343.1	37.2	77.8	80.6	147.5
Operating lease obligations	125.3	34.1	46.8	26.5	17.9
Other obligations (1)	37.0	31.1	4.0	1.9	—
Total	$1,245.4	$105.8	$135.4	$115.8	$888.4

(1) Represents other borrowings and capital lease obligations.
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions of approximately $5.2 million to our foreign pension plans in 2017. We do not expect to make cash contributions to our U.S. pension plans in 2017. Our minimum funding requirements after 2017 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.6 million in 2017.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $7.9 million as of December 31, 2016 have been excluded from the contractual obligations table above. See Note 10. “Income Taxes” to the consolidated financial statements for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2016 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments, acquisition related costs and non-cash share-based compensation.
We calculate EBITDA and Adjusted EBITDA by adjusting net income (loss) to eliminate the impact of items we do not consider indicative of our ongoing operating performance. EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA as a supplement to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•	they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, Term Loan Facility and Senior Notes;

•	they do not reflect certain tax payments that may represent a reduction in cash available to us;

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

In addition, in evaluating Adjusted EBITDA, it should be noted that in the future, we may incur expenses similar to the adjustments in the below presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by special items.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2016	2015	2014
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$138,988	$111,880	$42,779
Income tax expense	54,321	41,218	42,810
Interest expense, net of interest income	41,389	38,331	45,604
Depreciation and amortization	122,660	114,427	112,580
EBITDA	$357,358	$305,856	$243,773
Gain on remeasurement of previously held equity interest (1)	—	(14,199)	—
Restructuring charges (2)	46,031	53,844	17,188
Impairment charges (3)	1,273	21,611	26,273
Gain on divestiture (4)	—	(8,033)	(14,568)
Loss on refinancing and extinguishment of debt (5)	5,104	—	30,488
Secondary offering underwriting fees and other expenses (6)	6,500	—	—
Amortization of inventory write-up (7)	—	1,419	—
Settlement charges (8)	281	—	3,637
Share-based compensation (9)	—	(71)	2,770
Acquisition costs	—	1,637	740
Other	155	301	1,236
Adjusted EBITDA	$416,702	$362,365	$311,537

(1)	Gain on remeasurement of previously held equity interest in Shenya.

(2)	Includes non-cash impairment charges related to restructuring and is net of non-controlling interest.

(3)
Impairment charges in 2016 related to fixed assets of $1,273. Impairment charges in 2015 related to fixed assets of $13,630 and intangible assets of $7,981. Impairment charges in 2014 related to fixed assets of $24,573 and intangible assets of $1,700.

(4)	Gain on sale of hard coat plastic exterior trim business in 2015 and thermal and emissions product line in 2014.

(5)	Loss on refinancing and extinguishment of debt relating to the refinancing of our Term Loan Facility in 2016 and the repurchase of certain debt in 2014.

(6)	Fees and other expenses associated with the March 2016 secondary offering.

(7)	Amortization of write-up of inventory to fair value for the Shenya acquisition.

(8)
Settlement charges in 2016 related to the initiative to de-risk the U.K. pension plans. Settlement charges in 2014 related to the U.S. pension plans that were amended to offer a one-time voluntary lump sum window to certain terminated vested participants.

(9)	Non-cash stock amortization expense and non-cash stock option expense for grants issued at emergence from bankruptcy.

Recent Accounting Pronouncements
See Note 2. “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Report.

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

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2016, the notional amount of these contracts was $58.7 million. As of December 31, 2016, the fair value of the Company’s forward foreign exchange contracts was an asset of $0.2 million.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2016, net sales outside of the United States accounted for 75% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2016, the notional amount of these contracts was $300.0 million. As of December 31, 2016, the fair value of the Company’s interest rate swaps was a liability of $3.1 million. In addition, as of December 31, 2016 and 2015, approximately 7% and 58%, respectively, of our total debt was at variable interest rates, after considering the effect of the interest rate swap contracts.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2016. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to higher raw material, energy and commodity prices in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper-Standard Holdings Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 17, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Cooper-Standard Holdings Inc.
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper-Standard Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cooper-Standard Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper-Standard Holdings Inc. as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 17, 2017

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Sales	$3,472,891	$3,342,804	$3,243,987
Cost of products sold	2,808,049	2,755,691	2,734,558
Gross profit	664,842	587,113	509,429
Selling, administration & engineering expenses	359,782	329,922	301,724
Amortization of intangibles	13,566	13,892	16,437
Impairment charges	1,273	21,611	26,273
Restructuring charges	46,031	53,844	17,414
Other operating loss (profit)	155	(8,033)	(16,927)
Operating profit	244,035	175,877	164,508
Interest expense, net of interest income	(41,389)	(38,331)	(45,604)
Loss on refinancing and extinguishment of debt	(5,104)	—	(30,488)
Equity in earnings of affiliates	7,877	5,683	6,037
Other (expense) income, net	(10,659)	9,759	(6,170)
Income before income taxes	194,760	152,988	88,283
Income tax expense	54,321	41,218	42,810
Net income	140,439	111,770	45,473
Net (income) loss attributable to noncontrolling interests	(1,451)	110	(2,694)
Net income attributable to Cooper-Standard Holdings Inc.	$138,988	$111,880	$42,779

Earnings per share
Basic	$7.96	$6.50	$2.56
Diluted	$7.42	$6.08	$2.39
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$140,439	$111,770	$45,473
Other comprehensive income (loss):
Currency translation adjustment	(13,930)	(80,331)	(56,162)
Benefit plan liabilities, net of tax(1)	(13,488)	2,737	(53,455)
Fair value change of derivatives, net of tax(2)	810	(269)	(2,011)
Other comprehensive loss, net of tax	(26,608)	(77,863)	(111,628)
Comprehensive income (loss)	113,831	33,907	(66,155)
Comprehensive (income) loss attributable to noncontrolling interests	(341)	451	(2,615)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$113,490	$34,358	$(68,770)

(1)	Other comprehensive income (loss) related to the benefit plan liabilities is net of a tax effect of $2,883, $2,051 and $19,096 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Other comprehensive income (loss) related to the fair value change of derivatives is net of a tax effect of $685, $299 and $1,253 for the years ended December 31, 2016, 2015 and 2014, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$480,092	$378,243
Accounts receivable, net	460,503	455,187
Tooling receivable	90,974	102,877
Inventories	146,449	149,645
Prepaid expenses	37,142	30,016
Other current assets	81,021	73,513
Total current assets	1,296,181	1,189,481
Property, plant and equipment, net	832,269	765,369
Goodwill	167,441	149,219
Intangible assets, net	81,363	70,702
Deferred tax assets	46,419	49,299
Other assets	68,029	80,222
Total assets	$2,491,702	$2,304,292
Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,439	$45,494
Accounts payable	475,426	400,604
Payroll liabilities	144,812	127,609
Accrued liabilities	105,665	107,713
Total current liabilities	759,342	681,420
Long-term debt	729,480	732,418
Pension benefits	172,950	176,525
Postretirement benefits other than pensions	54,225	52,963
Deferred tax liabilities	9,241	4,914
Other liabilities	44,673	41,253
Total liabilities	1,769,911	1,689,493
Redeemable noncontrolling interest	—	—
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,686,917 shares issued and 17,690,611 outstanding as of December 31, 2016 and 19,105,251 shares issued and 17,458,945 outstanding as of December 31, 2015	17	17
Additional paid-in capital	513,934	513,764
Retained earnings	425,972	306,713
Accumulated other comprehensive loss	(242,563)	(217,065)
Total Cooper-Standard Holdings Inc. equity	697,360	603,429
Noncontrolling interests	24,431	11,370
Total equity	721,791	614,799
Total liabilities and equity	$2,491,702	$2,304,292
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2013	$5,153	16,676,539	$17	$489,052	$156,775	$(27,694)	$618,150	$(2,578)	$615,572
Shares issued under stock option plans	—	42,014	—	(1,307)	—	—	(1,307)	—	(1,307)
Repurchase of common stock	—	(96,622)	—	(2,338)	(2,824)	—	(5,162)	—	(5,162)
Warrant exercise	—	425,886	—	9,022	—	—	9,022	—	9,022
Share-based compensation, net	—	(8,489)	—	11,458	(1,497)	—	9,961	—	9,961
Excess tax benefit on stock options	—	—	—	4,098	—	—	4,098	—	4,098
Purchase of noncontrolling interest	—	—	—	(17,026)	—	—	(17,026)	(1,461)	(18,487)
Net income (loss) for 2014	(1,110)	—	—	—	42,779	—	42,779	3,804	46,583
Other comprehensive loss	(62)	—	—	—	—	(111,549)	(111,549)	(17)	(111,566)
Balance as of December 31, 2014	3,981	17,039,328	17	492,959	195,233	(139,243)	548,966	(252)	548,714
Shares issued under stock option plans	—	20,960	—	(289)	—	—	(289)	—	(289)
Warrant exercise	—	344,159	—	9,277	—	—	9,277	—	9,277
Share-based compensation, net	—	54,498	—	8,635	(400)	—	8,235	—	8,235
Excess tax benefit on stock options	—	—	—	320	—	—	320	—	320
Acquisition	—	—	—	—	—	—	—	11,836	11,836
Purchase of noncontrolling interest	(3,936)	—	—	2,862	—	(300)	2,562	192	2,754
Net income (loss) for 2015	(45)	—	—	—	111,880	—	111,880	(65)	111,815
Other comprehensive loss	—	—	—	—	—	(77,522)	(77,522)	(341)	(77,863)
Balance as of December 31, 2015	—	17,458,945	17	513,764	306,713	(217,065)	603,429	11,370	614,799
Cumulative effect of change in accounting principle	—	—	—	—	(473)	—	(473)	—	(473)
Repurchase of common stock	—	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise		332,873	—	2,810	—	—	2,810	—	2,810
Share-based compensation, net	—	248,793	—	5,830	(3,926)	—	1,904	—	1,904
Consolidation of joint venture	—	—	—	—	—	—	—	13,300	13,300
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(580)	(580)
Net income for 2016	—	—	—	—	138,988	—	138,988	1,451	140,439
Other comprehensive loss	—	—	—	—	—	(25,498)	(25,498)	(1,110)	(26,608)
Balance as of December 31, 2016	$—	17,690,611	$17	$513,934	$425,972	$(242,563)	$697,360	$24,431	$721,791
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$140,439	$111,770	$45,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109,094	100,535	96,143
Amortization of intangibles	13,566	13,892	16,437
Impairment charges	1,273	21,611	26,273
Share-based compensation expense	24,032	13,955	12,587
Equity in earnings, net of dividends related to earnings	(4,855)	(3,766)	(3,767)
Loss on refinancing and extinguishment of debt	5,104	—	30,488
Gain on divestitures and sale of investment in affiliate	—	(8,033)	(18,809)
Gain on remeasurement of previously held equity interest	—	(14,199)	—
Deferred income taxes	9,082	(2,698)	8,816
Other	1,591	725	542
Changes in operating assets and liabilities:
Accounts and tooling receivable	(579)	(72,546)	(17,934)
Inventories	6,651	12,848	888
Prepaid expenses	(7,010)	5,348	277
Accounts payable	70,066	61,063	(11,460)
Payroll and accrued liabilities	5,612	75,424	(3,674)
Other	(10,369)	(45,544)	(11,231)
Net cash provided by operating activities	363,697	270,385	171,049
Investing activities:
Capital expenditures	(164,368)	(166,267)	(192,089)
Proceeds from divestitures and sale of investment in affiliate	—	33,500	50,602
Acquisition of businesses, net of cash acquired	(37,478)	(34,396)	(21,217)
Investment in joint ventures	—	(4,300)	—
Cash from consolidation of joint venture	3,395	—	—
Return on equity investments	—	—	951
Proceeds from sale of fixed assets and other	185	5,069	4,357
Net cash used in investing activities	(198,266)	(166,394)	(157,396)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	393,060	—	737,462
Repurchase of long-term debt	—	—	(675,615)
Repayment and refinancing of term loan facility	(397,196)	—	—
Principal payments on long-term debt	(10,747)	(8,863)	(4,273)
Purchase of noncontrolling interest	—	(1,262)	(18,487)
Repurchase of common stock	(23,800)	—	(5,162)
Proceeds from exercise of warrants	2,810	9,277	9,022
(Decrease) increase in short term debt, net	(12,223)	(9,008)	334
Borrowings on long-term debt	—	151	6,609
Taxes withheld and paid on employees' share-based payment awards	(12,624)	(2,028)	(4,214)
Excess tax benefits on stock options	—	320	4,098
Other	(2,196)	(177)	(363)
Net cash (used in) provided by financing activities	(62,916)	(11,590)	49,411
Effects of exchange rate changes on cash and cash equivalents	(666)	18,572	19,836
Changes in cash and cash equivalents	101,849	110,973	82,900
Cash and cash equivalents at beginning of period	378,243	267,270	184,370
Cash and cash equivalents at end of period	$480,092	$378,243	$267,270
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
The Company believes that it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that they manufacture, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 90 manufacturing locations and 33 design, engineering, administrative and logistics locations in 20 countries around the world.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).
Summary of Significant Accounting Policies
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and the wholly-owned and less than wholly-owned subsidiaries controlled by the Company. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the consolidated financial statements from the dates of acquisition or when the Company gained control.
The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally, this occurs when ownership is between 20% to 50%. The cost method is followed in those situations where the Company does not have the ability to exercise significant influence over operating and financial policies, generally when ownership is less than 20%.
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
Allowance for Doubtful Accounts – An allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $7,124 and $4,087 as of December 31, 2016 and 2015, respectively.
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $3,553, $3,418 and $3,846 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	December 31,
	2016	2015
Finished goods	$43,511	$43,031
Work in process	32,839	32,863
Raw materials and supplies	70,099	73,751
	$146,449	$149,645
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
Long-lived Assets – Property, plant and equipment are recorded at cost and depreciated using primarily the straight-line method over estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include technology and customer relationships, are amortized over estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on a discounted cash flow analysis or estimated salvage value. Discounted cash flows are estimated using internal budgets and assumptions regarding discount rates and other factors.
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $2,874 and $5,104 as of December 31, 2016 and 2015, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered a receivable in the next twelve months. Tooling receivable for customer-owned tooling as of December 31, 2016 and 2015 was $90,974 and $102,877, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $16,393 and $12,969 as of December 31, 2016 and 2015, respectively.
Goodwill – The Company performs a quantitative assessment of goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.
Business Combinations – The purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management’s judgment, the utilization of independent appraisal firms and often involves the use of significant estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.
Revenue Recognition and Sales Commitments – Revenue is recognized when there is persuasive evidence of a sales agreement, the delivery of the goods has occurred, the sales price is fixed and determinable and collectability is reasonably assured. The Company generally enters into agreements with its customers to produce products at the beginning of a vehicle’s life. Although such agreements do not generally provide for minimum quantities, once the Company enters into such agreements, fulfillment of its customers’ purchasing requirements can be the Company’s obligation for an extended period or the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time. Historically, terminations of these agreements have been minimal. In certain limited instances, the Company may be committed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

under existing agreements to supply products to its customers at selling prices which are not sufficient to cover the direct cost to produce such products. In such situations, the Company recognizes losses as they are incurred.
The Company receives blanket purchase orders from many of its customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular vehicle model. Such purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in the annual purchase orders generally as products are shipped to the customers. As part of certain agreements, the Company is asked to provide its customers with annual cost reductions. The Company recognizes such amounts as a reduction of revenue as products are shipped to customers. In addition, the Company has ongoing adjustments to pricing arrangements with its customers based on the related content and cost of the products. Such pricing adjustments are recorded when probable and estimable.
Shipping and Handling – Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of net income. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of net income.
Research and Development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $117,791, $108,764 and $101,982 for the years ended December 31, 2016, 2015 and 2014, respectively.
Share-based Compensation – The Company measures share-based compensation expense at fair value and generally recognizes such expenses on a straight-line basis over the vesting period of the share-based employee awards. See Note 18. “Share-Based Compensation” for additional information.
Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect amounts reflected in the consolidated financial statements, as well as disclosure of contingent assets and liabilities. Considerable judgment is often involved in making such estimates, and the use of different assumptions could result in different conclusions. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
The Company adopted the following accounting standards in 2016:

Standard		Impact	Effective Date
2016-09	Compensation - Stock Compensation	See Note 18	April 1, 2016
2015-16	Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments	No Impact	January 1, 2016
2015-07	Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)	Disclosure Only - See Note 8	January 1, 2016
2015-02	Consolidation (Topic 810): Amendments to the Consolidation Analysis	No Impact	January 1, 2016
2014-15	Presentation of Financial Statements: Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	No Impact	December 31, 2016
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This guidance will require companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and should be applied on a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted at the beginning of an annual period. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues, thereby reducing diversity in practice. The amendments are effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires companies to use a retrospective transition method upon adoption. The Company has evaluated the issues specified in this guidance, which is consistent with its current treatment, therefore the guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance revises existing U.S. GAAP by requiring lessees to recognize assets and liabilities for all leases (with an exception of short-term leases). This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to use a modified retrospective approach upon adoption. The Company is in the preliminary phases of assessing the effect of this guidance on its leases. The Company plans on adopting this ASU effective January 1, 2019 and has yet to determine the effect on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (“NRV”). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at the lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in U.S. GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard.
The guidance is effective January 1, 2018; however, companies can elect to adopt one year earlier as of January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective method.
Since the new standard will impact the Company’s business processes, systems and controls, it has developed a comprehensive project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. Since the Company’s assessment is ongoing, it plans to adopt the guidance effective January 1, 2018 under the modified retrospective method, under which the cumulative effect is recognized in equity at the date of initial application. The Company has yet to determine the effect on its consolidated financial statements, but expects this determination will near completion by the third quarter of 2017. Once the Company adopts the new standard, it does not anticipate that its internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary.
The Company continues to monitor FASB activities related to ASU 2014-09 and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new standard. The Company anticipates that the adoption of this new standard will result in a change in how it accounts for pre-production costs related to long term supply arrangements, such as reimbursable tooling. Under the current applicable guidance, such reimbursements from customers are recorded as cost offsets. Under the new guidance, revenue should be recognized for pre-production activities that are transferred to the customer. Since the FASB plans to perform additional outreach to preparers and other stakeholders related to the accounting for pre-production activities, the Company’s evaluation is subject to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

3. Acquisitions and Divestitures
AMI Acquisition
In 2016, the Company acquired the North American fuel and brake business of AMI Industries (the “AMI Business”) for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of the AMI Business are included in the Company’s consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North America segment. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $19,410 and goodwill of $7,175. See Note 6. “Goodwill and Intangibles” for additional information.
Shenya Acquisition
In the first quarter of 2015, the Company completed the acquisition of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing its ownership to 95%, for cash consideration of $59,320, of which $41,474 was paid in 2015 and $17,846 was paid in 2014. The acquisition was accounted for as a business combination. The business acquired in the transaction is included in the Company’s Asia Pacific segment and is operated from Shenya’s manufacturing locations in China. Shenya primarily supplies sealing systems and components to the automotive industry. This acquisition is directly aligned with the Company’s growth strategy by strengthening important customer relationships in the automotive sealing systems market. The results of operations of Shenya are included in the Company’s consolidated financial statements from the date of acquisition, February 27, 2015. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. Prior to the acquisition, the Company held a 47.5% unconsolidated equity interest in Shenya. The estimated fair value of the equity interest at the date of acquisition was $41,378, resulting in a gain of $14,199 recorded in other (expense) income, net for the year ended December 31, 2015. The fair value of the Company’s previous 47.5% equity interest, 47.5% purchased and 5% noncontrolling interest in Shenya were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management’s estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within Level 3 of the fair value hierarchy.
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
Cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and other current liabilities were stated at historical carrying values, which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit margin. Raw material inventory was recorded at historical carrying value as such value approximates the replacement cost. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimates of the tax versus book basis of the estimated fair value of the assets acquired and liabilities assumed. The Company has estimated the fair value of property, plant and equipment, intangibles, certain other assets, certain liabilities and noncontrolling interest based upon third party valuations, management’s estimates, available information and reasonable and supportable assumptions. Goodwill represents the excess of the acquisition price over the fair value of the identifiable assets acquired and liabilities assumed.
In the second quarter of 2016, the Company acquired a business in furtherance of the Company’s Shenya operations. The total purchase price of the acquisition was $5,478. The Company recognized $2,972 of goodwill as a result of this acquisition.
In the third quarter of 2016, the Company obtained control of its 51%-owned joint venture, Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”) through an amendment of the joint venture governing document. This joint venture was previously accounted for as an investment under the equity method. The results of operations of Guangzhou are included in the Company’s consolidated financial statements from the date of consolidation, August 4, 2016, and reported within the Asia Pacific segment. Business combination accounting was completed, resulting in the recognition of intangible assets of $6,605 and goodwill of $9,741. See Note 6. “Goodwill and Intangibles” for additional information. There was no gain or loss recognized on the remeasurement of the Company’s equity method investment in Guangzhou.
Other Acquisitions
In 2015, the Company acquired the remaining equity interests of Metzler Automotive Profiles India Private Limited (26%) and Cooper Standard Jingda Changchun Automotive Co., Ltd. (20%) for a combined cash consideration of $1,262. These acquisitions were accounted for as equity transactions.
Also in 2015, the Company contributed cash of $1,750 to establish a joint venture with Polyrub Extrusions (India) Private Limited. The joint venture, Polyrub Cooper Standard FTS Private Limited, is expected to increase market share and open new opportunities in the Company’s fluid transfer business. The Company owns 35% of the joint venture with the remaining 65% of the joint venture owned by Polyrub Extrusions (India) Private Limited. This investment is accounted for under the equity method and is included in other assets in the accompanying consolidated balance sheets.
In addition, in 2015, the Company contributed cash of $2,550 to establish a joint venture with Polyfoam Asia Pte. Ltd. The joint venture, Cooper-Standard INOAC Pte. Ltd., is expected to accelerate the Company’s fluid transfer systems strategy and provide better access to Japanese OEMs and add further support to global platforms. The Company owns 51% of the joint venture with the remaining 49% of the joint venture owned by Polyfoam Asia Pte. Ltd. The operating results of this joint venture are included in the Company’s consolidated financial statements from the date of formation.
In 2014, the Company acquired the remaining 49% equity interests of Fonds de Modernisation des Equipementiers Automobiles interest in Cooper Standard France, a body sealing, anti-vibration systems and low pressure hoses joint venture for cash consideration of $18,487. This acquisition was accounted for as an equity transaction. Also in 2014, the Company acquired Cikautxo Borja, S.L.U, a manufacturer of heating and cooling hoses, for cash consideration of $3,371.
Divestitures
In 2015, the Company completed the sale of its hard coat plastic exterior trim business, a non-core operation, to allow the Company to focus resources on its core product groups. The Company received proceeds of $33,500 and recognized a gain of $8,033, which is recorded in other operating loss (profit) in the consolidated statement of net income for the year ended December 31, 2015. This divestiture did not meet the discontinued operations criteria.
In 2014, the Company completed the sale of its thermal and emissions product line, a non-core product line, to Halla Visteon Climate Control Corp. The Company received proceeds of $44,937 and recognized a gain of $16,036, which is recorded in other operating loss (profit) in the consolidated statement of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria. Also in 2014, the Company completed the sale of its non-core Australian business. The Company received proceeds of $2,449 and recognized a gain of $891, which is recorded in other operating loss (profit) in the consolidated statement of net income for the year ended December 31, 2014. This divestiture did not meet the discontinued operations criteria.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

closure or consolidation of facilities throughout the world and the reorganization of its operating structure. While certain initiatives are substantially complete, the Company continues to incur costs primarily related to the closure of certain facilities.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on then current and anticipated market demands. The total estimated cost of this initiative, which is expected to be substantially completed by the end of 2017, is approximately $120,000 to $125,000, of which approximately $90,000 has been incurred to date. We expect to incur total employee separation costs of approximately $70,000 to $75,000, other related exit costs of approximately $49,000 to $54,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
North America	$1,680	$5,232	$105
Europe	42,008	47,868	16,866
Asia Pacific	2,343	744	443
Total	$46,031	$53,844	$17,414
The following table summarizes the activity for all restructuring initiatives for the years ended December 31, 2016 and 2015:

	Employee Separation Costs	Other Exit Costs	Asset Impairments	Total
Balance as of December 31, 2014	$10,837	$—	$—	$10,837
Expense	29,720	23,696	428	53,844
Cash payments	(6,765)	(21,859)	—	(28,624)
Foreign exchange translation and other	(1,085)	(69)	(428)	(1,582)
Balance as of December 31, 2015	$32,707	$1,768	$—	$34,475
Expense	18,017	28,014	—	46,031
Cash payments	(28,665)	(27,434)	—	(56,099)
Foreign exchange translation and other	(132)	(37)	—	(169)
Balance as of December 31, 2016	$21,927	$2,311	$—	$24,238
5. Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Estimated
	2016	2015	Useful Lives
Land and improvements	$71,002	$71,079	10 to 25 years
Buildings and improvements	266,325	237,499	10 to 40 years
Machinery and equipment	870,429	760,250	5 to 10 years
Construction in progress	153,924	130,615
	$1,361,680	$1,199,443
Accumulated depreciation	(529,411)	(434,074)
Property, plant and equipment, net	$832,269	$765,369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company impaired property, plant and equipment at certain of its facilities due to the deterioration of financial results in each respective case. Fair value was determined using the estimated salvage value, which was deemed the highest and best use of the assets. A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2016	2015	2014
Asia Pacific	$1,273	$—	$—
Europe	—	2,285	6,107
South America	—	11,345	—
North America	—	—	18,466
Total	$1,273	$13,630	$24,573

6. Goodwill and Intangibles
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2016 and 2015 are summarized as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2014	$117,609	$12,366	$5,194	$135,169
Acquisition	—	—	19,812	19,812
Divestitures	(2,548)	—	—	(2,548)
Foreign exchange translation	(952)	(1,310)	(952)	(3,214)
Balance as of December 31, 2015	$114,109	$11,056	$24,054	$149,219
Acquisitions	7,175	—	2,972	10,147
Consolidation of joint venture	—	—	9,741	9,741
Foreign exchange translation	712	(303)	(2,075)	(1,666)
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441

Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of December 31, 2016 and 2015, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$134,918	$(73,088)	$61,830
Developed technology	8,762	(8,386)	376
Other	20,965	(1,808)	19,157
Balance as of December 31, 2016	$164,645	$(83,282)	$81,363

Customer relationships	$115,285	$(61,375)	$53,910
Developed technology	8,854	(7,673)	1,181
Other	16,290	(679)	15,611
Balance as of December 31, 2015	$140,429	$(69,727)	$70,702
In 2016, the Company acquired intangible assets of $19,410 in conjunction with the AMI Acquisition. These consisted of $19,000 related to customer relationships and $410 related to patents with weighted average amortization periods of 12 and 15 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Also in 2016, the Company recorded intangible assets of $6,605 in conjunction with the consolidation of Guangzhou. These consisted of $1,313 related to customer relationships and $5,292 related to land-use right with weighted average amortization periods of approximately 7 and 45 years, respectively.
During 2015, the Company acquired intangible assets of $15,340 as a result of the Shenya acquisition. These consisted of $5,110 of customer relationships, $180 of patents and $10,050 of land-use rights with weighted average amortization periods of approximately 15, 3 and 30 years, respectively.
During the fourth quarter of 2015, the customer relationship intangible asset related to the Company’s South America segment was determined to be fully impaired as a result of the deterioration of the economic conditions in the region, resulting in an impairment charge of $7,981. Fair value was determined using the excess earnings method, based on the reporting unit’s cash flow expectations and consideration of the discount rate.
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2017	$13,942
2018	13,538
2019	13,457
2020	7,464
2021	3,200
7. Debt
Outstanding debt consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Senior Notes	$393,060	$—
Term Loan	332,827	729,841
Other borrowings	37,032	48,071
Total debt	$762,919	$777,912
Less current portion	(33,439)	(45,494)
Total long-term debt	$729,480	$732,418
The principal maturities of debt, at nominal value, as of December 31, 2016 are as follows:

Year	Debt and Capital Lease Obligations
2017	$34,489
2018	5,485
2019	5,334
2020	5,322
2021	3,400
Thereafter	723,000
Total	$777,030
5.625% Senior Notes due 2026
On November 2, 2016, the Company’s wholly-owned subsidiary, CSA U.S. (the “Issuer”), issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”), pursuant to the Indenture, dated November 2, 2016 (the “Indenture”), by and among the Issuer, the Company and the other guarantors party thereto (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (“the Securities Act”). The net proceeds from the Senior Notes were used to repay the non-extended term loan outstanding under the Term Loan Facility, defined below, and to pay fees and expenses related to the refinancing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Senior Notes are guaranteed by the Company, CS Intermediate HoldCo 1 LLC, as well as each of the Issuer’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the senior asset-based revolving credit facility (“ABL Facility”) and the senior term loan facility (“Term Loan Facility”).
The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the Indenture. The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on May 15, 2017.
Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), the Issuer will be required to make an offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.
The Indenture contains certain covenants that limit the Issuer’s and its subsidiaries’ ability to, among other things, make restricted payments; sell assets; create or incur liens; enter into sale and lease-back transactions; and merge or consolidate with other entities. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Notes to be due and payable immediately.
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2016, the Company has $6,940 unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a $210,000 Third Amended and Restated Loan Agreement with certain lenders, Bank of America, N.A., as agent (the “Agent”) for such lenders, Deutsche Bank Securities Inc., as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and bookrunners, and other parties thereto, which amended and restated the previous $180,000 senior secured asset-based revolving credit facility, dated as of April 4, 2014, among the Company, the U.S. Borrower, the Canadian Borrower, the lenders and other parties thereto.
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2016, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $195,277 in availability, less outstanding letters of credit of $56,507.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
Borrowing Base. Loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $170,000 to the U.S. Borrower., which includes a $60,000 sublimit to the Dutch Borrower and $40,000 to the Canadian Borrower.
Guarantees; Security. The obligations of the U.S. Borrower, the Canadian Borrower and the Dutch Borrower under the ABL Facility, as well as certain cash management arrangements and interest rate, foreign currency or commodity swaps entered into by the such Borrowers and their subsidiaries, and certain credit lines entered into by non-U.S. subsidiaries, in each case with the lenders and their affiliates (collectively, “Additional ABL Secured Obligations”) are guaranteed on a senior secured basis by the Company and its U.S. subsidiaries (with certain exceptions), and the obligations of the Canadian Borrower under the ABL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Facility and Additional ABL Secured Obligations of the Canadian Borrower and its Canadian subsidiaries are, in addition, guaranteed on a senior secured basis by the Canadian subsidiaries of the Canadian Borrower. The obligations under the ABL Facility and related guarantees are secured by (1) a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing, with various enumerated exceptions, including that: (i) the collateral owned by Canadian Borrower or any of its Canadian subsidiaries that are Guarantors only secure the obligations of Canadian Borrower and such subsidiaries arising under the ABL Facility and Additional ABL Secured Obligations and (ii) no liens have been granted on any assets or properties of the Dutch Borrower or any other non-U.S. subsidiaries of the Company (other than the Canadian Borrower and Canadian Guarantors, as otherwise specified above) in connection with the ABL Facility and (2) a second priority lien on all the capital stock in restricted subsidiaries directly held by the U.S. Borrower and each of the U.S. Guarantors, and equipment of the U.S. Borrower and the U.S.-domiciled guarantors and all other material personal property of the U.S. Borrower and the U.S.-domiciled guarantors.
Interest. Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Dutch Borrower, LIBOR plus an applicable margin.
The initial applicable margin is 1.50% with respect to the LIBOR or Canadian BA rate-based borrowings and 0.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings, until April 1, 2017. The applicable margin may vary thereafter between 1.25% and 1.75% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.25% and 0.75% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability) commencing approximately three months after the Closing Date.
Fees. The Borrowers are required to pay a fee in respect of committed but unutilized commitments. The ABL Facility also requires the payment of customary agency and administrative fees.
Voluntary Prepayments. The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of LIBOR-based borrowings).
Covenants; Events of Default. The ABL Facility includes affirmative and negative covenants that will impose substantial restrictions on the Company’s financial and business operations, including its ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the ABL Facility is less than specified levels. The ABL Facility also contains various events of default that are customary for comparable facilities.
Debt Issuance Costs. As of December 31, 2016, the Company had $1,706 unamortized debt issuance costs related to the ABL Facility.
Term Loan Facility Amendment No. 1
On November 2, 2016, CSA U.S., as borrower, entered into Amendment No. 1 to the Term Loan Facility with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, certain lenders, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, and JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA and Barclays Bank PLC, as co-documentation agents.
The Term Loan Facility provides for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness.
Maturity. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
Guarantees. All obligations of the borrower under the Term Loan Facility are guaranteed jointly and severally on a senior secured basis by the direct parent company of the borrower and each existing and subsequently acquired or organized direct or indirect wholly owned U.S. restricted subsidiary of the borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Security. The obligations under the Term Loan Facility are secured by (a) a first priority security interest (subject to permitted liens and other customary exceptions) on (i) all the capital stock in restricted subsidiaries directly held by the borrower and each of the guarantors, (ii) substantially all plant, material owned real property located in the U.S. and equipment of the borrower and the guarantors and (iii) all other personal property of the borrower and the guarantors, including, without limitation, accounts and investment property, contracts, patents, copyrights, trademarks, other general intangibles, intercompany notes and proceeds of the foregoing, and (b) a second priority security interest (subject to permitted liens and other customary exceptions) in accounts receivable of the borrowers and the guarantors arising from the sale of goods and services, inventory, tax refunds, cash, deposit accounts and books and records related to the foregoing and, in each case, proceeds thereof, in each case, excluding certain collateral and subject to certain limitations.
Interest. Borrowings under the Term Loan Facility bear interest, at the borrower’s option, at either (1) with respect to eurodollar rate loans, the greater of the applicable eurodollar rate and 0.75%, plus 2.75% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month eurodollar rate plus 1.0%), plus 1.75% per annum.
Voluntary Prepayments. The borrower may voluntarily prepay loans in whole or in part, with prior notice and without premium or penalty, subject to the actual LIBOR breakage costs, payment of accrued and unpaid interest, and customary limitations as to minimum amounts of prepayments. However, in the case of a voluntary prepayment by the borrower in connection with a repricing transaction within 180 days from November 2, 2016, the closing date of the Amendment 1, there is a prepayment premium in an amount equal to 1.0% of the principal amount prepaid.
Covenants. The Term Loan Facility contains incurrence-based negative covenants customary for high yield senior secured debt securities, including, but not limited to, restrictions on the ability of the borrower and its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets, or enter into transactions with affiliates. These negative covenants are subject to exceptions, qualifications and certain carveouts.
Events of Default. The Term Loan Facility provides that, upon the occurrence of certain events of default, obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default.
Debt Issuance Costs. As of December 31, 2016, the Company had $4,352 unamortized debt issuance costs and $2,821 of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility and Senior Notes, as of December 31, 2016.
Repayment of the Term Loan Facility
On November 2, 2016, the Company repaid the non-extended term loan outstanding under the Term Loan Facility of $393,125. As a result of the repayment, the Company recognized a loss on refinancing of $5,104, of which $4,071 was paid in cash, which was primarily due to the write off of unamortized original issue discount and debt issuance costs. The Company used proceeds from the Senior Notes, together with cash on hand, to repay the non-extended term loan.
Other
Other borrowings as of December 31, 2016 and 2015 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the consolidated balance sheet.
Interest paid was $38,550, $39,192 and $56,488 for the years ended December 31, 2016, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits based on its profitability, in substantially all plans. The Company also sponsors a retirement plan that includes Company non-elective contributions. Non-elective and matching contributions under these plans totaled $16,581, $16,296 and $14,489 for the years ended December 31, 2016, 2015 and 2014, respectively.
The following tables disclose information related to the Company’s defined benefit pension plans:

	Year Ended December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$306,760	$179,896	$322,330	$210,720
Service cost	807	3,346	926	3,489
Interest cost	12,580	5,041	12,334	5,084
Actuarial (gain) loss	3,633	17,582	(12,227)	(4,940)
Benefits paid	(20,334)	(7,735)	(16,603)	(7,315)
Foreign currency exchange rate effect	—	(5,085)	—	(24,548)
Settlements	—	(1,950)	—	(2,919)
Other	—	89	—	325
Projected benefit obligations at end of period	$303,446	$191,184	$306,760	$179,896

Change in plan assets:
Fair value of plan assets at beginning of period	$248,387	$64,940	$268,862	$74,660
Actual return on plan assets	18,109	2,560	(10,136)	1,929
Employer contributions	7,321	6,969	6,264	8,534
Benefits paid	(20,334)	(7,735)	(16,603)	(7,315)
Foreign currency exchange rate effect	—	(1,753)	—	(9,949)
Settlements	—	(1,761)	—	(2,919)
Fair value of plan assets at end of period	$253,483	$63,220	$248,387	$64,940

Funded status of the plans	$(49,963)	$(127,964)	$(58,373)	$(114,956)

	Year Ended December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the balance sheets:
Accrued liabilities (current)	$(1,030)	$(3,947)	$(924)	$(3,914)
Pension benefits (long term)	(48,933)	(124,017)	(57,449)	(119,076)
Other assets	—	—	—	8,034
Net amounts recognized as of December 31	$(49,963)	$(127,964)	$(58,373)	$(114,956)
Included in accumulated other comprehensive loss as of December 31, 2016 are amounts that have not yet been recognized in net periodic benefit cost, including unrecognized prior service costs of $1,429 ($1,418 net of tax) and unrecognized actuarial losses of $128,414 ($111,377 net of tax). The amounts included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2017 are $231 and $4,440, respectively. The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $303,446 and $179,854 as of December 31, 2016 and $306,760 and $170,430 as of December 31, 2015, respectively. As of December 31, 2016, fair value of plan assets did not exceed the projected benefit obligation of any of the Company’s defined benefit plans. As of December 31, 2015, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligation of $31,226 by $8,034.
The following table provides the components of net periodic benefit (income) cost for the plans:

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$807	$3,346	$926	$3,489	$850	$3,367
Interest cost	12,580	5,041	12,334	5,084	13,479	7,069
Expected return on plan assets	(15,835)	(3,133)	(17,685)	(3,373)	(19,055)	(3,828)
Amortization of prior service cost and actuarial loss	1,714	2,186	1,110	2,666	67	894
Settlements	—	538	—	132	3,637	444
Other	—	—	—	221	—	(1)
Net periodic benefit (income) cost	$(734)	$7,978	$(3,315)	$8,219	$(1,022)	$7,945
During 2016, the Company undertook an initiative to de-risk pension obligations in the U.K. by purchasing a bulk annuity policy designed to match the liabilities of the plan, and subsequently entered into a wind-up process. Further, as part of the wind-up process, participants with pension benefit values below a certain level were offered wind-up lump sums, election of which completely extinguishes a participant’s benefit entitlement. This action resulted in nominal settlement charges during the year ended December 31, 2016. It is anticipated that the wind-up process will be completed in 2017.
In September 2014, the Company announced a one-time voluntary program allowing eligible deferred vested U.S. pension participants the ability to elect to receive the value of their pension benefit, either as a lump sum payment or a monthly annuity payment. Such election settled the Company’s obligation to the electing participants. The voluntary program resulted in lump sum payments of $16,287. In addition, lump sum payments made outside of this program to certain vested U.S. participants totaled $2,813. The total of $19,100 lump sum payments was paid from plan assets. As a result of these lump sum payments, the Company recorded settlement losses of $3,637 during the year ended December 31, 2014, reflecting the accelerated recognition of unamortized losses in the plans proportionate to the obligation that was settled.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2016 and 2015:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.99%	2.23%	4.24%	2.80%
Rate of compensation increase	N/A	3.15%	N/A	3.15%
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.24%	2.80%	3.94%	2.66%	4.68%	3.72%
Expected return on plan assets	6.60%	4.39%	6.70%	4.80%	7.15%	5.63%
Rate of compensation increase	N/A	3.15%	N/A	3.11%	N/A	3.69%

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
Plan Assets
The goals and investment objectives of the asset strategy are to ensure that there is an adequate level of assets to meet benefit obligations to participants and retirees over the life of the participants and maintain liquidity in the plan assets sufficient to cover monthly benefit obligations. Risk is managed by investing in a broad range of investment vehicles, e.g., equity mutual funds, bond mutual funds, real estate mutual funds, hedge funds, etc. There are no equity securities of the Company in the equity asset category.
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
The following table sets forth the fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 20. “Fair Value Measurements and Financial Instruments”) as of December 31, 2016 and 2015:

2016	Level 1	Level 2	Level 3	Total
Equity funds	$36,710	$18,531	$—	$55,241
Equity funds measured at net asset value (1)	—	—	—	76,961
Bond funds	35,339	28,070	—	63,409
Bond funds measured at net asset value (1)	—	—	—	47,123
Real estate measured at net asset value (1)	—	—	—	14,472
Hedge funds	339	—	341	680
Hedge funds measured at net asset value (1)	—	—	—	30,676
Insurance contracts	—	—	16,113	16,113
Cash and cash equivalents	12,028	—	—	12,028
Total	$84,416	$46,601	$16,454	$316,703

2015	Level 1	Level 2	Level 3	Total
Equity funds	$48,167	$17,284	$4,381	$69,832
Equity funds measured at net asset value (1)	—	—	—	44,033
Bond funds	52,750	27,666	—	80,416
Bond funds measured at net asset value (1)	—	—	—	61,856
Real estate measured at net asset value (1)	—	—	—	12,959
Hedge funds	325	—	328	653
Hedge funds measured at net asset value (1)	—	—	—	29,861
Cash and cash equivalents	13,717	—	—	13,717
Total	$114,959	$44,950	$4,709	$313,327
(1) In accordance with ASC 820, investments measured at fair value using the net asset value (“NAV”) practical expedient are excluded from the fair value hierarchy. These fair value amounts are presented in this table to allow for reconciliation to the fair value of plan assets presented within the statement of financial position. Prior period amounts have been adjusted to conform to current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following is a reconciliation for which Level 3 inputs were used in determining fair value:

Beginning balance of assets classified as Level 3 as of January 1, 2015	$13,824
Purchases, sales and settlements, net	(5,222)
Total losses	(1,999)
Transfers out of Level 3	(1,894)
Ending balance of assets classified as Level 3 as of December 31, 2015	$4,709
Purchases, sales and settlements, net	(4,380)
Total gain	12
Transfers into (out of) Level 3	16,113
Ending balance of assets classified as Level 3 as of December 31, 2016	$16,454
Expected Future Benefit Payments
The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S	Non-U.S	Total
2017	$20,917	$6,290	$27,207
2018	18,575	7,205	25,780
2019	18,821	7,703	26,524
2020	19,016	7,328	26,344
2021	19,108	8,247	27,355
2022-2026	95,845	49,923	145,768
Contributions
The Company estimates it will make funding cash contributions of approximately $5,200 to its non-U.S. pension plans in 2017. The Company expects to make no contributions to its U.S. pension plans in 2017.
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
The following table discloses information related to the Company’s postretirement benefit plans:

	Year Ended December 31,
	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$33,955	$16,455	$37,753	$19,487
Service cost	361	372	434	380
Interest cost	1,383	678	1,411	678
Actuarial loss (gain)	112	926	(3,937)	(266)
Benefits paid	(1,939)	(601)	(1,731)	(595)
Other	5	—	25	—
Foreign currency exchange rate effect	—	520	—	(3,229)
Benefit obligation at end of year	$33,877	$18,350	$33,955	$16,455

Funded status of the plan	$(33,877)	$(18,350)	$(33,955)	$(16,455)

Net amount recognized as of December 31	$(33,877)	$(18,350)	$(33,955)	$(16,455)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Included in accumulated other comprehensive loss as of December 31, 2016 are amounts that have not yet been recognized in net periodic benefit cost, including unrecognized prior service credits of $1,910 ($1,710 net of tax) and unrecognized actuarial gains of $11,646 ($13,474 net of tax). The amount included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2017 is $1,930.
The following table provides the components of net periodic benefit costs for the plans:

	Year Ended December 31,
	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$361	$372	$434	$380	$422	$545
Interest cost	1,383	678	1,411	678	1,589	752
Amortization of prior service credit and recognized actuarial gain	(2,026)	(62)	(1,584)	(20)	(1,926)	(286)
Other	5	—	25	—	25	—
Net periodic benefit (income) cost	$(277)	$988	$286	$1,038	$110	$1,011
Plan Assumptions
The following table provides weighted average assumptions used to determine benefit obligations as of December 31, 2016 and 2015:

	2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.95%	3.70%	4.20%	4.00%
The following table provides weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.20%	4.00%	3.85%	3.90%	4.60%	4.70%
As of December 31, 2016, the weighted average assumed annual rate of increase in the cost of health care benefits (health care cost trend rate) for 2017 is 5.49% for the U.S. and 6.00% for Non-U.S., both declining over time to 5.00% in 2018. A one-percentage point change in the assumed health care cost trend rate would have had the following effects:

	Increase	Decrease
Effect on service and interest cost components	$217	$(173)
Effect on projected benefit obligations	3,268	(2,647)
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2017	$2,087	$558	$2,645
2018	2,158	559	2,717
2019	2,216	602	2,818
2020	2,235	649	2,884
2021	2,259	698	2,957
2022 - 2026	11,364	4,173	15,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $4,592 and $5,102 as of December 31, 2016 and 2015, respectively, for termination indemnity plans for two of the Company’s European locations.
10. Income Taxes
Components of the Company’s income before income taxes and adjustment for noncontrolling interests are as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic	$121,301	$117,388	$83,577
Foreign	73,459	35,600	4,706
	$194,760	$152,988	$88,283
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$22,109	$26,240	$10,655
State	1,063	1,218	1,843
Foreign	22,067	16,458	21,496

Deferred
Federal	1,828	6,410	17,528
State	904	281	40
Foreign	6,350	(9,389)	(8,752)
	$54,321	$41,218	$42,810
The following schedule reconciles the U.S. statutory federal rate to the income tax provision:

	Year Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	$68,166	$53,546	$30,899
State and local taxes	2,564	3,441	2,203
Tax credits	(10,348)	(8,139)	(23,956)
Changes in tax law	8,813	3,630	(128)
Effect of foreign tax rates	(19,600)	(6,465)	(767)
Nonrecurring permanent items	—	(11,300)	—
Stock compensation (ASU 2016-09)	(5,305)	—	—
Other change in tax reserves	116	(368)	2,803
Valuation allowance	9,112	11,638	28,985
Other, net	803	(4,765)	2,771
Income tax provision	$54,321	$41,218	$42,810
Effective income tax rate	27.9%	26.9%	48.5%
Nonrecurring permanent items relate to the impact of the gain on the Shenya acquisition and realized exchange losses.
Payments, net of refunds, for income taxes for the years ended December 31, 2016, 2015 and 2014 were $38,334, $55,547 and $19,152, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Pension, postretirement and other benefits	$78,194	$75,690
Capitalized expenditures	1,001	498
Net operating loss and tax credit carryforwards	132,057	127,136
All other items	29,826	33,777
Total deferred tax assets	241,078	237,101
Deferred tax liabilities:
Property, plant and equipment	(30,310)	(30,121)
Intangibles	(16,210)	(17,415)
All other items	(7,623)	(8,169)
Total deferred tax liabilities	(54,143)	(55,705)
Valuation allowances	(149,757)	(137,011)
Net deferred tax assets	$37,178	$44,385
As of December 31, 2016, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $311,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Poland, Spain, India and Korea have operating losses aggregating $83,000, with expiration dates beginning in 2017. The Company has tax credit carryforwards totaling $11,000 in Poland with expiration dates beginning in 2017. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $12,200 with expiration dates beginning in 2017.
The Company continues to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2016, the Company had valuation allowances of $149,757 related to tax loss and credit carryforwards and other deferred tax assets in several foreign jurisdictions. The Company’s valuation allowance increased in 2016 as a result of current year losses with no benefit in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
Deferred income taxes have not been provided on approximately $475,000 of undistributed earnings of foreign subsidiaries as such amounts are considered indefinitely reinvested. It is not practical to estimate any additional income taxes and applicable withholding taxes that would be payable on remittance of such undistributed earnings.
As of December 31, 2016, the Company had $7,851 ($8,893 including interest and penalties) of total unrecognized tax benefits, all of which represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$7,753	$8,738	$7,012
Tax positions related to the current period
Gross additions	516	818	1,210
Gross reductions	—	—	—
Tax positions related to prior years
Gross additions	31	1,639	1,902
Gross reductions	(70)	(405)	(1,106)
Settlements	(379)	(1,405)	(280)
Lapses on statutes of limitations	—	(1,632)	—
Balance at end of period	$7,851	$7,753	$8,738
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2012. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2012.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $517, of which an immaterial amount, if recognized, could impact the effective tax rate.
The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities $1,042 and $827 as of December 31, 2016 and 2015, respectively, for tax related interest and penalties on its consolidated balance sheet.
11. Lease Commitments
The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $46,756, $42,129 and $37,475 for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum payments for all non-cancelable operating leases are as follows:

Year	Minimum Future Operating Lease Commitments
2017	$34,115
2018	26,846
2019	19,957
2020	14,863
2021	11,613
Thereafter	17,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component, net of related tax, are as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2014	$(50,371)		$(86,861)		$(2,011)		$(139,243)
Other comprehensive income (loss) before reclassifications	(78,381)	(1)	1,152		(1,675)		(78,904)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,909)	(2)	1,585	(3)	1,406	(4)	1,082
Balance as of December 31, 2015	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	(12,820)	(1)	(14,757)		(3,676)		(31,253)
Amounts reclassified from accumulated other comprehensive income (loss)	—		1,269	(5)	4,486	(6)	5,755
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)

(1)
Includes $2,180 of other comprehensive gain and $18,764 of other comprehensive loss for the year ended December 31, 2016 and 2015, respectively, that are related to intra-entity foreign currency transactions that are of a long-term investment nature.

(2)	Includes $300 reclassed to paid-in capital related to the purchase of noncontrolling interests.

(3)	Includes actuarial losses of $2,511, offset by prior service credits of $339, net of tax of $587. See Note 8. and Note 9.

(4)
Includes losses related to the interest rate swap of $803 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $1,383 included in cost of products sold, net of tax of $780.

(5)	Includes actuarial losses of $2,084, offset by prior service credits of $329, net of tax of $486. See Note 8. and Note 9.

(6)
Includes losses related to the interest rate swap of $3,750 included in interest expense, net of interest income, and losses related to foreign exchange contracts of $2,678 included in cost of products sold, net of tax of $1,942.

13. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2016, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including Cooper-Standard Holdings Inc., CSA U.S. and Cooper-Standard Automotive Canada Limited (“CS Defendants”) and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages on behalf of direct and indirect purchasers against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2016 and 2015, the Company had $5,490 and $6,384, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
Employment Contracts
The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
14. Other (Expense) Income, net
The components of other (expense) income, net consist of:

	Year Ended December 31,
	2016	2015	2014
Secondary offering underwriting fees	$(5,900)	$—	$—
Foreign currency losses	(3,958)	(3,379)	(7,055)
Losses on sales of receivables	(801)	(1,017)	(1,866)
Gain on remeasurement of previously held equity interest	—	14,199	—
Gain on sale of investment in affiliate	—	—	1,882
Miscellaneous income (expense)	—	(44)	869
Other (expense) income, net	$(10,659)	$9,759	$(6,170)
15. Related Party Transactions
Sales to Nishikawa Cooper LLC (“NISCO”), a 40%-owned joint venture accounted for as an investment under the equity method, totaled $35,418, $35,843 and $33,195 for the years ended December 31, 2016, 2015 and 2014, respectively. Purchases from NISCO were $548, $545 and $517 for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016 and 2015, the Company received from NISCO a dividend of $1,880 and $680, respectively, all of which was related to earnings. During the year ended December 31, 2014, the Company received from NISCO a dividend of $1,760, consisting of $809 relating to earnings and a $951 return of capital.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of certain selling stockholders as defined in Note 17. “Equity.”

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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Cooper-Standard Holdings Inc.	$138,988	$111,880	$42,779
Increase in fair value of share-based awards	63	48	—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$139,051	$111,928	$42,779

Basic weighted average shares of common stock outstanding	17,459,710	17,212,607	16,695,356
Dilutive effect of common stock equivalents	1,270,668	1,202,387	1,200,733
Diluted weighted average shares of common stock outstanding	18,730,378	18,414,994	17,896,089

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$7.96	$6.50	$2.56

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$7.42	$6.08	$2.39
The effect of certain common stock equivalents were excluded from the computation of weighted average diluted shares outstanding for years ended December 31, 2016, 2015 and 2014, as inclusion would have resulted in antidilution. A summary of these excluded shares is shown below:

	Year Ended December 31,
	2016	2015	2014
Number of options	—	—	461,454
Exercise price	—	—	$25.52-70.20
Restricted common stock	—	—	14,306
17. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2016, an aggregate of 19,686,917 shares of its common stock were issued, and 17,690,611 shares were outstanding.
Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of common stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The ABL Facility, the Term Loan Facility and the Senior Notes each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Secondary Offering and Stock Repurchase
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred during 2016, which is included in other (expense) income, net in the consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services which is included in selling, administration & engineering expenses in the consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
Warrants
As of December 31, 2016, there were 715,340 warrants outstanding, exercisable into 717,486 shares of common stock. The warrants are exercisable into shares of common stock at an exercise price of $27.25 per share or on a cashless (net share settlement) basis and are subject to certain customary anti-dilution protections. The warrants may be exercised at any time prior to the close of business on November 27, 2017. The warrants are not redeemable. Warrant holders do not have any rights or privileges of holders of common stock until they exercise their warrants and receive shares of common stock.
18. Share-Based Compensation
In 2011, the Company’s Board of Directors approved adoption of the 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”). Under the Omnibus Plan, 3,450,000 shares of common stock are authorized for awards granted under the plan. The Omnibus Plan provides for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units, restricted preferred stock, incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
The Company measures share-based compensation expense at fair value and recognizes such expense on a straight-line basis over the vesting period of the share-based employee awards. The compensation expense related to stock options, restricted stock and performance units granted to key employees and directors of the Company, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest. In accordance with the Omnibus Plan, share-based compensation awards that settle in shares of Company stock may be delivered on a gross settlement basis or a net settlement basis, as determined by the recipient.
In the second quarter of 2016, the Company early adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions related to forfeitures were adopted on the modified retrospective basis to record actual forfeitures as they occur in the consolidated financial statements, and the impact from adoption resulted in a cumulative effect adjustment of $473 to retained earnings. Provisions related to income taxes were adopted prospectively from January 1, 2016, and resulted in a tax benefit of $3,212 upon adoption in the second quarter. Provisions related to the statement of cash flows have been adopted prospectively and resulted in the recognition of excess tax benefits in cash provided by operating activities instead of financing activities.

Stock Options. Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 7- or 10-year term. The stock option grants vest over three, four or five years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A summary of stock option transactions and related information for the year ended December 31, 2016 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	1,089,538	$44.95
Granted	155,100	$68.73
Exercised	(487,203)	$39.44
Forfeited	(9,064)	$64.20
Outstanding as of December 31, 2016	748,371	$53.24	7.1	$37,523
Exercisable as of December 31, 2016	384,679	$45.82	5.6	$22,142
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $20.26, $17.28 and $20.91, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $31,153, $2,307 and $3,448, respectively.
Total compensation expense recognized for stock options amounted to $3,701, $3,024 and $4,354 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, unrecognized compensation expense for stock options amounted to $4,079. Such cost is expected to be recognized over a weighted average period of approximately 1.2 years.
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

	2016	2015	2014
Expected volatility	27.58% - 27.70%	27.95% - 28.00%	27.96% - 28.32%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	1.1% - 1.4%	1.5% - 1.7%	1.9% - 2.0%
Restricted Common Stock and Restricted Common Units. The fair value of the restricted common stock and restricted common units is determined based on the closing price of the common stock on the date of grant. The restricted common stock and restricted common units vest over one, three or four years.
A summary of restricted common stock and restricted common units transactions and related information for the year ended December 31, 2016 is presented below:

	Restricted Common Stock and Restricted Common Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	378,746	$53.56
Granted	153,818	$70.09
Vested	(133,564)	$41.79
Forfeited	(27,441)	$62.39
Non-vested as of December 31, 2016	371,559	$63.98
The weighted-average grant date fair value of restricted common stock and restricted common units granted during the years ended December 31, 2016, 2015 and 2014 was $70.09, $56.85 and $66.34, respectively. The total fair value of restricted common stock and restricted common units vested during the years ended December 31, 2016, 2015 and 2014 was $5,923, $4,146 and $4,740, respectively.
Total compensation expense recognized for restricted common stock and restricted common units amounted to $7,846, $6,032 and $7,311 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

compensation expense for restricted common stock and restricted common units amounted to $10,999. Such cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance Units. The fair value of the performance units is determined based on the closing price of the common stock on the date of grant. The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) over a three-year period, which may range from 0% to 200% of the target award amount.
A summary of performance units transactions and related information for the year ended December 31, 2016 is presented below:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2016	172,400	$60.97
Granted	86,150	$68.71
Forfeited	(10,583)	$63.87
Non-vested as of December 31, 2016	247,967	$63.53
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2016, 2015 and 2014 was $68.71, $56.74 and $66.33, respectively. No performance units vested during the years ended December 31, 2016, 2015 and 2014.
Total compensation expense recognized for performance units was $12,120, $4,899 and $922 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, unrecognized compensation expense for the performance units was $11,173. Such cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
In July 2016, the Company granted performance awards to certain of the Company’s executive officers. These grants are settled in shares of the Company’s stock and vest over a three-year performance period. The payout of these awards is based on the Company’s relative total shareholder return (“TSR”) compared to a pre-established comparator group during the performance period.
The fair value of the TSR-based performance units was estimated at the date of grant using the Monte Carlo simulation. Expected volatility was calculated based on a rolling average of the daily stock closing prices of the comparator group at the beginning of the performance period. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the TSR-based performance units. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation. The fair value of the TSR-based performance grant was estimated using the following assumptions:

2016
Expected volatility	27.60%
Dividend yield	0.00%
Expected life - years	3
Risk-free rate	0.87%
Total compensation expense recognized for the TSR awards was $365 for the year ended December 31, 2016. As of December 31, 2016, unrecognized compensation expense for the TSR awards was $2,251. There were no TSR-based performance units granted during the years ended December 31, 2015 and 2014.
19. Business Segments
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s segments are consistent with those described in Note 2. “Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table details information on the Company’s segments:

	Year Ended December 31,
	2016	2015	2014
Sales to external customers
North America	$1,816,486	$1,778,621	$1,698,826
Europe	1,031,538	1,033,635	1,138,428
Asia Pacific	540,684	435,127	249,172
South America	84,183	95,421	157,561
Consolidated	$3,472,891	$3,342,804	$3,243,987

Intersegment sales
North America	$13,325	$14,058	$14,135
Europe	13,524	11,693	9,111
Asia Pacific	4,770	6,166	6,380
South America	31	49	—
Eliminations and other	(31,650)	(31,966)	(29,626)
Consolidated	$—	$—	$—

Segment profit (loss)
North America	$219,744	$215,487	$136,682
Europe	(15,989)	(22,435)	(28,062)
Asia Pacific	9,206	4,063	3,524
South America	(18,201)	(44,127)	(23,861)
Income before income taxes	$194,760	$152,988	$88,283

Net interest expense included in segment profit (loss)
North America	$13,013	$12,262	$15,219
Europe	13,871	13,648	16,619
Asia Pacific	13,720	10,227	8,068
South America	785	2,194	5,698
Consolidated	$41,389	$38,331	$45,604

Depreciation and amortization expense
North America	$57,546	$54,160	$54,056
Europe	37,992	36,845	40,812
Asia Pacific	24,635	18,856	10,067
South America	2,487	4,566	7,645
Consolidated	$122,660	$114,427	$112,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2016	2015	2014
Capital expenditures
North America	$61,321	$64,933	$68,077
Europe	57,054	46,766	76,989
Asia Pacific	33,818	43,276	21,261
South America	2,064	2,783	11,787
Corporate	10,111	8,509	13,975
Consolidated	$164,368	$166,267	$192,089

		December 31,
		2016	2015
Segment assets
North America		$985,809	$864,647
Europe		582,385	631,309
Asia Pacific		611,849	508,704
South America		46,125	39,117
Eliminations and other		265,534	260,515
Consolidated		$2,491,702	$2,304,292
Product Line Information
Product line information for revenues is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues
Sealing systems	$1,816,924	$1,783,068	$1,692,686
Fuel and brake delivery systems	725,689	675,493	660,242
Fluid transfer systems	494,940	458,699	441,532
Anti-vibration systems	301,199	278,891	273,057
Other	134,139	146,653	176,470
Consolidated	$3,472,891	$3,342,804	$3,243,987

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues
United States	$879,579	$901,089	$872,112
Mexico	638,750	585,558	508,555
China	455,999	355,141	146,258
Canada	298,157	291,974	318,159
France	288,905	285,384	312,706
Poland	239,941	246,997	270,497
Germany	218,363	226,566	254,977
Other	453,197	450,095	560,723
Consolidated	$3,472,891	$3,342,804	$3,243,987

		December 31,
		2016	2015
Property, plant and equipment, net
United States		$170,671	$151,857
Mexico		108,585	93,166
China		163,171	139,211
Canada		49,509	43,000
France		61,226	62,053
Poland		67,686	68,833
Germany		85,026	88,627
Other		126,395	118,622
Consolidated		$832,269	$765,369
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2016, 2015 and 2014 are as follows:

	2016 Percentage of Net Sales	2015 Percentage of Net Sales	2014 Percentage of Net Sales
Customer
Ford	27%	26%	24%
General Motors	17%	16%	16%
Fiat Chrysler Automobiles	12%	12%	13%

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2016 and 2015, are shown below:

	December 31, 2016	December 31, 2015	Input
Forward foreign exchange contracts - other current assets	$764	$900	Level 2
Forward foreign exchange contracts - accrued liabilities	(535)	(79)	Level 2
Interest rate swaps - other current assets	6	32	Level 2
Interest rate swaps - other assets	2	38	Level 2
Interest rate swaps - accrued liabilities	(2,458)	(2,991)	Level 2
Interest rate swaps - other liabilities	(661)	(1,739)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Summary of Significant Accounting Policies,” Note 3. “Acquisitions and Divestitures,” Note 4. “Restructuring,” Note 5. “Property, Plant and Equipment,” and Note 6. “Goodwill and Intangibles.”
Items Not Carried At Fair Value
Fair values of the Senior Notes approximated $395,000 as of December 31, 2016, based on quoted market prices, compared to the recorded value of $393,060 as of December 31, 2016. This fair value measurement was classified within Level 1 of the fair value hierarchy.
Fair values of the Term Loan Facility approximated $340,850 and $714,332 as of December 31, 2016 and 2015, respectively, based on quoted market prices, compared to the recorded values of $332,827 and $729,841, respectively. This fair value measurement was classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivatives instruments as cash flow hedges in order to qualify for hedge accounting. Certain foreign exchange contracts that do not qualify for hedge accounting are entered into hedge recognized foreign currency transactions. All gains or losses on derivative instruments which are not designated for hedge accounting treatment or do not qualify for hedge accounting, or result from hedge ineffectiveness, are reported in earnings.

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
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2016, the notional amount of these contracts was $58,691. The amount reclassified from accumulated other comprehensive loss into cost of products sold was $2,678 for the year ended December 31, 2016. These foreign currency derivative contracts consist of hedges of transactions up to September 2017.
Interest Rate Swaps – In August 2014, the Company entered into interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2016, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates. The amount reclassified from accumulated other comprehensive loss into interest expense, net of interest income was $3,750 for the year ended December 31, 2016. The amount to be reclassified in the next twelve months is expected to be approximately $2,452.
21. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the ABL Facility, the Term Loan Facility and the Senior Notes.
As of December 31, 2016 and 2015, the Company had $49,613 and $63,473, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored were $267,593 and $279,460 for the years ended December 31, 2016 and 2015. Costs incurred on the sale of receivables were $1,575, $2,144 and $3,322 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the consolidated statements of net income.
As of December 31, 2016 and 2015, the Company had $5,014 and $3,433, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored was $28,366 and $22,570 for the years ended December 31, 2016 and 2015, respectively. Costs incurred on the sale of receivables were $257, $179 and $417 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the consolidated statements of net income.
22. Investments in Affiliates
The Company’s beneficial ownership in affiliates accounted for under the equity method is as follows:

Name	December 31, 2016	December 31, 2015
Shenya Sealing (Guangzhou) Company Limited (1)	N/A	51%
Sujan Cooper Standard AVS Private Limited	50%	50%
Nishikawa Cooper LLC	40%	40%
Polyrub Cooper Standard FTS Private Limited	35%	35%
Nishikawa Tachaplalert Cooper Ltd.	20%	20%
(1) During 2016, the Company obtained control of Guangzhou. See Note 3. “Acquisitions and Divestitures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company’s aggregate investment in unconsolidated affiliates was $42,606 and $52,201 as of December 31, 2016 and 2015, respectively. The Company received dividends from unconsolidated affiliates of $3,022, $1,917 and $3,221 for the years ended December 31, 2016, 2015 and 2014, respectively.
In the second quarter of 2014, the Company sold the remaining 17% of the common stock in Guyoung Technology Co. Ltd. for $3,216 and recorded a gain on investment of $1,882. The gain is recorded in other income (expense), net on the Company’s consolidated statements of net income.
23. Selected Quarterly Information (Unaudited)

2016	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Sales	$862,497		$879,304		$855,656	$875,434
Gross profit	159,824		171,961		164,672	168,385
Net income	31,537	(1)	40,240	(1)	36,646	32,016
Net income attributable to Cooper-Standard Holdings Inc.	31,323	(1)	40,189	(1)	36,362	31,114
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.80	(1)	$2.33	(1)	$2.08	$1.76
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.67	(1)	$2.16	(1)	$1.94	$1.65

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$800,050	$860,821	$827,531	$854,402
Gross profit	130,872	153,958	148,448	153,835
Net income	21,128	36,534	32,518	21,590
Net income attributable to Cooper-Standard Holdings Inc.	20,987	36,496	32,732	21,665
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.23	$2.14	$1.89	$1.24
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.15	$1.98	$1.78	$1.16

(1) Amounts were adjusted due to the adoption of ASU 2016-09 in the second quarter of 2016. See Note 18. “Share-Based Compensation.”

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2016	$4.1	4.0	(0.4)	(0.6)	$7.1
Year ended December 31, 2015	$4.3	0.5	(0.3)	(0.4)	$4.1
Year ended December 31, 2014	$6.3	1.3	(0.7)	(2.6)	$4.3
(1) Primarily foreign currency translation.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity (2)	Deductions
Tax valuation allowance
Year ended December 31, 2016	$137.0	9.1	3.7	—	$149.8
Year ended December 31, 2015	$144.1	11.6	(18.7)	—	$137.0
Year ended December 31, 2014	$122.8	29.0	(7.7)	—	$144.1
(2) Includes foreign currency translation.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance - Executive Officers” in the 2017 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Corporate Governance - The Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2017 Proxy Statement under the headings “Director Compensation” and “Compensation Discussion and Analysis - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Stock Ownership.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2017 Proxy Statement under the heading “Certain Relationships and Related Transactions.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”
Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2017 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

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

3.2**	Amended and Restated Bylaws of Cooper-Standard Holdings Inc.

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

4.4*
Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

4.5*
Indenture, dated as of November 2, 2016, by and among Cooper-Standard Automotive Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed November 7, 2016).

10.1*
Third Amended and Restated Loan Agreement, dated as of November 2, 2016, among Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., and certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate HoldCo 1 LLC, as Holdings, the lenders party thereto and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed November 7, 2016).

10.2*
Credit Agreement, dated as of April 4, 2014, among CS Intermediate HoldCo 2 LLC, CS Intermediate HoldCo 1 LLC, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed April 8, 2014).

10.3*
Amendment No. 1, dated as of November 2, 2016, to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate HoldCo 1 LLC, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed November 7, 2016).

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

10.6*†
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

10.16*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.17*†
Form of 2010 Cooper-Standard Holdings Inc. Management Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

10.18*†
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

10.22*†
Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011 (incorporated by reference to Exhibit 10.30 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.23*†
Form of 2012 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Management Directors) (incorporated by reference to Exhibit 10.31 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.24*†
Service Contract between CSA Germany Verwaltungs GmbH and Juan Fernando de Miguel Posada dated March 1, 2013 (incorporated by reference to Exhibit 10.26 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.25*†
International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.27 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.26*†
Offer Letter between Matthew W. Hardt and Cooper-Standard Automotive Inc. dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on January 27, 2015).

10.27*†
Cooper-Standard Automotive Inc. Long-Term Incentive Plan, Amended and Restated effective as of January 1, 2014 (incorporated by reference to Exhibit 10.28 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.28*†
Cooper-Standard Automotive Inc. Annual Incentive Plan, Amended and Restated effected as of January 1, 2014 (incorporated by reference to Exhibit 10.29 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.29*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.35 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.30*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.31*†
Form of 2014 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash) (incorporated by reference to Exhibit 10.37 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

Exhibit No.	Description of Exhibit

10.32*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.33*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.39 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.34*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.35*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 100% cash) (incorporated by reference to Exhibit 10.41 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.36*†
Offer Letter between Jonathan P. Banas and Cooper-Standard Automotive Inc. dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on August 28, 2015).

10.37*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.38*†
Form of Cooper-Standard Holdings Inc. Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.44 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

10.39*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.40**†	Form 2016 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock).

10.41**†	Form 2016 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restrictive Stock Unit Award Agreement (Performance Units, settled 100% cash).

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated by reference as an exhibit to this Report.
**    Filed with this Report.
***    Furnished with this Report
****    Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†    Management contract or compensatory plan or arrangement.

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

COOPER-STANDARD HOLDINGS INC.

Date: February 17, 2017	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 17, 2017 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Matthew W. Hardt	Chief Financial Officer (Principal Financial Officer)
Matthew W. Hardt

/s/ Jonathan P. Banas	Chief Accounting Officer (Principal Accounting Officer)
Jonathan P. Banas

/s/ Glenn R. August	Director
Glenn R. August

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss