Form 10-Q
period 2017-03-31
Cooper-Standard Holdings Inc.
filed 2017-05-03
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
 ______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017 there were 17,858,134 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2017

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2017	2016
Sales	$902,051	$862,497
Cost of products sold	731,966	702,673
Gross profit	170,085	159,824
Selling, administration & engineering expenses	87,634	83,458
Amortization of intangibles	3,595	3,278
Impairment charges	4,270	—
Restructuring charges	9,988	10,832
Other operating loss	—	155
Operating profit	64,598	62,101
Interest expense, net of interest income	(11,239)	(9,752)
Equity in earnings of affiliates	1,675	1,770
Other expense, net	(640)	(7,816)
Income before income taxes	54,394	46,303
Income tax expense	11,890	14,766
Net income	42,504	31,537
Net income attributable to noncontrolling interests	(798)	(214)
Net income attributable to Cooper-Standard Holdings Inc.	$41,706	$31,323

Earnings per share:
Basic	$2.35	$1.80
Diluted	$2.20	$1.67
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$42,504	$31,537
Other comprehensive income (loss):
Currency translation adjustment	10,291	18,327
Benefit plan liabilities adjustment, net of tax	(193)	(1,724)
Fair value change of derivatives, net of tax	1,093	(2,075)
Other comprehensive income, net of tax	11,191	14,528
Comprehensive income	53,695	46,065
Comprehensive income attributable to noncontrolling interests	(981)	(275)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$52,714	$45,790
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$406,925	$480,092
Accounts receivable, net	518,634	460,503
Tooling receivable	101,430	90,974
Inventories	160,587	146,449
Prepaid expenses	34,663	37,142
Other current assets	96,013	81,021
Total current assets	1,318,252	1,296,181
Property, plant and equipment, net	841,371	832,269
Goodwill	167,888	167,441
Intangible assets, net	78,198	81,363
Other assets	101,361	114,448
Total assets	$2,507,070	$2,491,702

Liabilities and Equity
Current liabilities:
Debt payable within one year	$33,470	$33,439
Accounts payable	483,168	475,426
Payroll liabilities	118,062	144,812
Accrued liabilities	104,353	105,665
Total current liabilities	739,053	759,342
Long-term debt	728,470	729,480
Pension benefits	173,445	172,950
Postretirement benefits other than pensions	54,474	54,225
Other liabilities	42,228	53,914
Total liabilities	1,737,670	1,769,911
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,825,486 shares issued and 17,856,180 shares outstanding as of March 31, 2017, and 19,686,917 shares issued and 17,690,611 outstanding as of December 31, 2016	18	17
Additional paid-in capital	513,415	513,934
Retained earnings	462,110	425,972
Accumulated other comprehensive loss	(231,555)	(242,563)
Total Cooper-Standard Holdings Inc. equity	743,988	697,360
Noncontrolling interests	25,412	24,431
Total equity	769,400	721,791
Total liabilities and equity	$2,507,070	$2,491,702
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	17,690,611	$17	$513,934	$425,972	$(242,563)	$697,360	$24,431	$721,791
Warrant exercises	21,304	—	580	—	—	580	—	580
Share-based compensation, net	144,265	1	(1,099)	(5,568)	—	(6,666)	—	(6,666)
Net income	—	—	—	41,706	—	41,706	798	42,504
Other comprehensive income	—	—	—	—	11,008	11,008	183	11,191
Balance as of March 31, 2017	17,856,180	$18	$513,415	$462,110	$(231,555)	$743,988	$25,412	$769,400
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$42,504	$31,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,262	26,927
Amortization of intangibles	3,595	3,278
Impairment charges	4,270	—
Share-based compensation expense	6,804	4,434
Equity in earnings of affiliates, net of dividends related to earnings	965	1,252
Other	7,661	(362)
Changes in operating assets and liabilities	(90,510)	(39,152)
Net cash provided by operating activities	3,551	27,914
Investing activities:
Capital expenditures	(58,270)	(55,090)
Acquisition of businesses, net of cash acquired	—	(3,020)
Proceeds from sale of fixed assets and other	33	(127)
Net cash used in investing activities	(58,237)	(58,237)
Financing activities:
Increase in short-term debt, net	142	2,295
Principal payments on long-term debt	(1,836)	(2,436)
Repurchase of common stock	—	(23,800)
Proceeds from exercise of warrants	580	248
Taxes withheld and paid on employees' share based payment awards	(10,740)	(1,714)
Other	(117)	28
Net cash used in financing activities	(11,971)	(25,379)
Effects of exchange rate changes on cash and cash equivalents	(6,510)	(9,464)
Changes in cash and cash equivalents	(73,167)	(65,166)
Cash and cash equivalents at beginning of period	480,092	378,243
Cash and cash equivalents at end of period	$406,925	$313,077
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2017 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
The Company’s financial statements for the three months ended March 31, 2016 have been recast to reflect the effects of the Company’s adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was adopted in the second quarter of 2016. The financial statement line items affected were selling, administration & engineering expenses, income tax expense, net income and basic and diluted earnings per share.
Recently Adopted Accounting Pronouncements
In the first quarter of 2017, the Company adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU amended the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value. This new guidance has been adopted prospectively and had an immaterial impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires the service cost component of net periodic benefit cost to be recorded in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost must be presented separately outside of operating income. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance revises existing U.S. GAAP by requiring lessees to recognize assets and liabilities for all leases (with an exception of short-term leases). This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The new guidance does not change how leases impact the income statement, but does require that substantially all leases be recognized on the balance sheet. Although the Company is in the preliminary phases of assessing the effect of this guidance, it does not believe that this standard will materially impact its consolidated income statement. The Company plans on adopting this ASU effective January 1, 2019 and has yet to determine the effect on its consolidated balance sheet.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in U.S. GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The guidance is effective January 1, 2018 and permits the use of either the full retrospective or modified retrospective method.
Since the new standard will impact the Company’s business processes, systems and controls, the Company has developed a comprehensive project plan to guide the implementation. This project plan includes analyzing the standard’s impact on the Company’s customer contracts, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. The Company will adopt the guidance effective January 1, 2018 using the modified retrospective method, under which the cumulative effect is recognized in equity at the date of initial application. The Company has yet to determine the effect on its consolidated financial statements, but expects this determination will near completion by the third quarter of 2017. Once the Company adopts the new standard, it does not anticipate that its internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary.
The new standard could impact how the Company accounts for pre-production costs related to long-term supply arrangements, such as reimbursable tooling. Under current guidance, such reimbursements from customers are recorded as cost offsets. Under the new guidance, revenue could potentially be recognized for pre-production activities that are transferred to the customer. During the first quarter of 2017, the FASB performed additional outreach with preparers and other stakeholders related to the accounting for pre-production activities. Since final clarification on the accounting treatment is still outstanding, the Company’s evaluation of pre-production costs is ongoing.
The Company anticipates that under the new guidance it will continue recognizing revenue at a point in time, generally when products are either shipped or delivered. While implementing the new standard, the Company will continue to monitor FASB activities and interpretations of various non-authoritative industry groups.
2. Acquisitions
AMI Acquisition
In 2016, the Company acquired the North American fuel and brake business of AMI Industries (the “AMI Business”) for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of the AMI Business are included in the Company’s condensed consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North America segment. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $19,410 and goodwill of $7,175 in 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Other Acquisitions
In 2016, the Company acquired a business in furtherance of the Company’s China operations. The total purchase price of the acquisition was $5,478, of which $3,020 was paid during the first quarter of 2016 and $2,458 was paid in the third quarter of 2016. The Company recognized $2,972 of goodwill in 2016 as a result of this acquisition.
Also in 2016, the Company obtained control of its 51%-owned joint venture, Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”) through an amendment of the joint venture governing document. This joint venture was previously accounted for as an investment under the equity method. The results of operations of Guangzhou are included in the Company’s consolidated financial statements from the date of consolidation, August 4, 2016, and reported within the Asia Pacific segment. Business combination accounting was completed, resulting in the recognition of intangible assets of $6,605 and goodwill of $9,741 in 2016. There was no gain or loss recognized on the remeasurement of the Company’s equity method investment in Guangzhou.
3. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on the then current and anticipated market demands. The total estimated cost of this initiative, which is expected to be substantially completed by the end of 2017, is approximately $120,000 to $125,000, of which approximately $99,000 has been incurred to date. We expect to incur total employee separation costs of approximately $70,000 to $75,000, other related exit costs of approximately $49,000 to $54,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
North America	$—	$960
Europe	9,289	8,835
Asia Pacific	699	1,037
Total	$9,988	$10,832
The following table summarizes the activity for restructuring initiatives for the three months ended March 31, 2017:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2016	$21,927	$2,311	$24,238
Expense	6,754	3,234	9,988
Cash payments	(14,253)	(3,295)	(17,548)
Foreign exchange translation and other	509	(133)	376
Balance as of March 31, 2017	$14,937	$2,117	$17,054

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

4. Inventories
Inventories were comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Finished goods	$45,925	$43,511
Work in process	37,015	32,839
Raw materials and supplies	77,647	70,099
	$160,587	$146,449
5. Property, Plant and Equipment
Property, plant and equipment was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Land and improvements	$67,868	$71,002
Buildings and improvements	272,123	265,824
Machinery and equipment	900,612	864,337
Construction in progress	154,139	153,924
	1,394,742	1,355,087
Accumulated depreciation	(553,371)	(522,818)
Property, plant and equipment, net	$841,371	$832,269
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 in the three months ended March 31, 2017. Fair value was determined based on current real estate market conditions.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2017 are summarized as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441
Foreign exchange translation	30	128	289	447
Balance as of March 31, 2017	$122,026	$10,881	$34,981	$167,888
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of March 31, 2017 and December 31, 2016, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,029	$(76,374)	$58,655
Developed technology	8,801	(8,568)	233
Other	21,367	(2,057)	19,310
Balance as of March 31, 2017	$165,197	$(86,999)	$78,198

Customer relationships	$134,918	$(73,088)	$61,830
Developed technology	8,762	(8,386)	376
Other	20,965	(1,808)	19,157
Balance as of December 31, 2016	$164,645	$(83,282)	$81,363
Amortization expense is estimated to be approximately $14,000 for the year ending December 31, 2017.
7. Debt
Outstanding debt consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Senior Notes	$393,147	$393,060
Term Loan	332,240	332,827
Other borrowings	36,553	37,032
Total debt	761,940	762,919
Less current portion	(33,470)	(33,439)
Total long-term debt	$728,470	$729,480
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on May 15, 2017.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2017 and December 31, 2016, the Company has $6,853 and $6,940 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
Term Loan Facility
Also in November 2016, the Company entered into Amendment No. 1 to its senior term loan facility (“Term Loan Facility”), which provides for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments, including the senior asset-based revolving credit facility (“ABL Facility”) to the extent commitments are reduced, not funded from proceeds of long-term indebtedness. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

As of March 31, 2017 and December 31, 2016, the Company had $4,192 and $4,352 of unamortized debt issuance costs, respectively, and $2,718 and $2,821 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Subsequent Event
On May 2, 2017, the Company entered into Amendment No. 2 to its Term Loan Facility to modify the interest rate, which provides for (1) with respect to Eurodollar rate loans, the greater of the Eurodollar rate and 0.75%, plus 2.25% from 2.75% per annum, or (2) with respect to base rate loans, the base rate plus 1.25% from 1.75% per annum.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its ABL Facility.
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of March 31, 2017, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $199,409 in availability, less outstanding letters of credit of $19,308.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of March 31, 2017 and December 31, 2016, the Company had $1,617 and $1,706, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of March 31, 2017.
Other
Other borrowings reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold with recourse classified in debt payable within one year on the condensed consolidated balance sheets.
8. Fair Value Measurements and Financial Instruments
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, are shown below:

	March 31, 2017	December 31, 2016	Input
Forward foreign exchange contracts - other current assets	$1,482	$764	Level 2
Forward foreign exchange contracts - accrued liabilities	(419)	(535)	Level 2
Interest rate swaps - other current assets	5	6	Level 2
Interest rate swaps - other assets	2	2	Level 2
Interest rate swaps - accrued liabilities	(1,805)	(2,458)	Level 2
Interest rate swaps - other liabilities	(392)	(661)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Acquisitions,” Note 3. “Restructuring,” Note 5. “Property, Plant and Equipment” and Note 6. “Goodwill and Intangible Assets.”
Items Not Carried At Fair Value
Fair values of the Company’s debt instruments are shown below:

	March 31, 2017	December 31, 2016
Aggregate fair value	$738,998	$735,850
Aggregate carrying value (1)	$739,150	$740,000
(1) Excludes the impact of unamortized debt issuance costs and unamortized original issue discount.
Fair values were based on quoted market prices and are classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivative instruments as cash flow hedges in order to qualify for hedge accounting. Certain foreign exchange contracts that do not qualify for hedge accounting are entered into hedge recognized foreign currency transactions. All gains or losses on derivative instruments which are not designated for hedge accounting treatment or do not qualify for hedge accounting, or result from hedge ineffectiveness, are reported in earnings.
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
Cash Flow Hedges
Forward Foreign Exchange Contracts—The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Mexican Peso, and the Brazilian Real. As of March 31, 2017, the notional amount of these contracts was $173,771 and consisted of hedges of transactions up to March 2018.
Interest rate swaps - The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of March 31, 2017, the notional amount of these contracts was $300,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap contracts is subject to changes in value due to changes in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in accumulated other comprehensive income (loss) (“AOCI”) are shown below:

	Gain (loss) recognized in AOCI
	Three Months Ended March 31,
	2017	2016
Foreign currency derivatives	$941	$(2,232)
Interest rate swaps	126	(1,658)
Total	$1,067	$(3,890)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI are shown below:

		Gain (loss) reclassified from AOCI to income (effective portion)		Gain (loss) reclassified from AOCI to income (ineffective portion)
		Three Months Ended March 31,		Three Months Ended March 31,
	Location	2017	2016	2017	2016
Foreign currency derivatives	Cost of products sold	$121	$(209)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(794)	(795)	85	—
Total		$(673)	$(1,004)	$85	$—
The amount of losses to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $1,800.
9. Accounts Receivable Factoring
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
As of March 31, 2017 and December 31, 2016, the Company had $80,617 and $57,497, respectively, outstanding under receivable transfer agreements without recourse entered into by various locations. The total amount of accounts receivable factored without recourse was $148,924 and $133,297 for the three months ended March 31, 2017 and 2016, respectively. Costs incurred on the sale of receivables were $455 and $487 for the three months ended March 31, 2017 and 2016, respectively. These amounts are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of net income.
As of March 31, 2017 and December 31, 2016, the Company had $5,217 and $5,014, respectively, outstanding under receivable transfer agreements with recourse. The secured borrowings are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. The total amount of accounts receivable factored with recourse was $7,651 and $6,894 for the three months ended March 31, 2017 and 2016, respectively. Costs incurred on the sale of receivables were $26 and $12 for the three months ended March 31, 2017 and 2016, respectively. These amounts are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of net income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Pension and Postretirement Benefits Other Than Pensions
The following tables disclose the components of net periodic benefit (income) cost for the three months ended March 31, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended March 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$204	$939	$202	$847
Interest cost	2,925	1,056	3,145	1,247
Expected return on plan assets	(4,003)	(657)	(3,959)	(769)
Amortization of prior service cost and actuarial loss	468	696	429	547
Net periodic benefit (income) cost	$(406)	$2,034	$(183)	$1,872

	Other Postretirement Benefits
	Three Months Ended March 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$79	$104	$90	$90
Interest cost	324	170	346	164
Amortization of prior service credit and actuarial gain	(479)	(4)	(507)	(15)
Other	1	—	1	—
Net periodic benefit (income) cost	$(75)	$270	$(70)	$239
11. Other Expense, Net
The components of other expense, net are as follows:

	Three Months Ended March 31,
	2017	2016
Foreign currency losses	$(672)	$(1,689)
Secondary offering underwriting fees	—	(5,900)
Losses on sales of receivables	(218)	(227)
Miscellaneous income	250	—
Other expense, net	$(640)	$(7,816)
12. Income Taxes
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
The effective tax rate for the three months ended March 31, 2017 and 2016 was 22% and 32%, respectively. The effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was lower primarily due to increased discrete tax adjustments for excess tax benefits on share-based compensation. The income tax rate for the three months ended March 31, 2017 varies from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.

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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended March 31,
	2017	2016
Net income attributable to Cooper-Standard Holdings Inc.	$41,706	$31,323	(1)
Increase in fair value of share-based awards	18	—
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$41,724	$31,323	(1)

Basic weighted average shares of common stock outstanding	17,742,994	17,442,364
Dilutive effect of common stock equivalents	1,229,556	1,304,236	(1)
Diluted weighted average shares of common stock outstanding	18,972,550	18,746,600

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.35	$1.80	(1)

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$2.20	$1.67	(1)

(1) Amounts were recast to reflect the adoption of ASU 2016-09 in the second quarter of 2016. See Note 16.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016, net of related tax, are as follows:

	Three Months Ended March 31, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	10,108	(1)	(657)	(2)	726	(3)	10,177
Amounts reclassified from accumulated other comprehensive income (loss)	—		464	(4)	367	(5)	831
Balance as of March 31, 2017	$(133,373)		$(97,805)		$(377)		$(231,555)

(1)	Includes $4,242 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $29.

(3)	Net of tax expense of $341. See Note 8.

(4)	Includes actuarial losses of $732, offset by prior service credits of $84, net of tax of $184. See Note 10.

(5)	Net of tax benefit of $221. See Note 8.

	Three Months Ended March 31, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2015	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	18,266	(1)	(2,069)	(2)	(2,748)	(3)	13,449
Amounts reclassified from accumulated other comprehensive income (loss)	—		345	(4)	673	(5)	1,018
Balance as of March 31, 2016	$(112,395)		$(85,848)		$(4,355)		$(202,598)

(1)	Includes $9,019 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $121.

(3)	Net of tax benefit of $1,142. See Note 8.

(4)	Includes actuarial losses of $553, offset by prior service credits of $82, net of tax of $126. See Note 10.

(5)	Net of tax benefit of $331. See Note 8.
15. Common Stock
Secondary Offering and Stock Repurchase
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the three months ended March 31, 2016, which is included in other expense, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the three months ended March 31, 2016, which is included in selling, administration & engineering expenses in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

16. Share-Based Compensation
The 2011 Cooper-Standard Holdings Inc. Omnibus Incentive Plan (the “Omnibus Plan”) allows for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
In February 2017, the Company granted Restricted Stock Units (“RSUs”), Performance Units (“PUs”) and stock options. The RSUs cliff vest after three years, the PUs cliff vest at the end of their three-year performance period, and the stock options vest ratably over three years. The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”), which may range from 0% to 200% of the target award amount. The grant-date fair value of the RSUs and PUs was determined using the closing price of the Company’s common stock on the date of grant. The grant-date fair value of the stock options was determined using the Black-Scholes option pricing model.
During the three months ended March 31, 2017, the Company paid $4,296 of cash to settle PUs that vested in February 2017. Total compensation expense recognized was $6,804 and $4,434 for the three months ended March 31, 2017 and 2016, respectively.
In the second quarter of 2016, the Company early adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions related to forfeitures were adopted on the modified retrospective basis to record actual forfeitures as they occur in the consolidated financial statements, and the impact from adoption resulted in a cumulative effect adjustment of $473 to retained earnings as of January 1, 2016. Provisions related to income taxes and forfeitures were adopted prospectively from January 1, 2016, and resulted in a tax benefit of $787 and additional share-based compensation expense of $63 for the three months ended March 31, 2016. Provisions related to the statement of cash flows have been adopted prospectively and resulted in the recognition of excess tax benefits in cash provided by operating activities instead of financing activities.
17. Related Party Transactions
Sales to Nishikawa Cooper LLC (“NISCO”), a 40%-owned joint venture accounted for as an investment under the equity method, totaled $9,312 and $8,564 for the three months ended March 31, 2017 and 2016, respectively. Purchases from NISCO were $190 and $76 for the three months ended March 31, 2017 and 2016, respectively.
The Company received dividends from unconsolidated affiliates of $2,640 and $3,022 for the three months ended March 31, 2017 and 2016, respectively, all of which was related to earnings.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of the Selling Stockholders as defined in Note 15. “Common Stock.”
18. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $5,390 and $5,490, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

19. Segment Reporting
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
The following tables detail information on the Company’s reportable segments:

	Three Months Ended March 31,
	2017	2016
Sales to external customers
North America	$484,238	$449,701
Europe	261,506	269,326
Asia Pacific	132,591	127,079
South America	23,716	16,391
Consolidated	$902,051	$862,497

Intersegment sales
North America	$3,598	$3,649
Europe	3,581	3,351
Asia Pacific	831	1,319
South America	2	2
Eliminations	(8,012)	(8,321)
Consolidated	$—	$—

Segment profit (loss)
North America	$62,281	$54,233
Europe	(8,559)	(2,608)
Asia Pacific	3,477	2,500
South America	(2,805)	(7,822)
Consolidated income before income taxes	$54,394	$46,303

	March 31, 2017	December 31, 2016
Segment assets
North America	$1,005,052	$985,809
Europe	536,960	582,385
Asia Pacific	589,393	611,849
South America	49,372	46,125
Eliminations and other	326,293	265,534
Consolidated	$2,507,070	$2,491,702

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“2016 Annual Report”) see Item 1A. “Risk Factors.” The following should be read in conjunction with our 2016 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2016 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We operate our business along four segments: North America, Europe, Asia Pacific and South America. We are primarily a “Tier 1” supplier, with approximately 84% of our sales in 2016 made directly to major OEMs.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand.
The U.S. economy is going through a period of relative stability and modest growth, which has sustained vehicle demand and high production levels. The improving business outlook combined with relatively low fuel prices is driving demand for light trucks, sport utility vehicles (“SUVs”) and crossover utility vehicles. We anticipate slow to modest growth in North America going forward with the mix of vehicles produced continuing to shift toward light trucks and SUVs.
The economic recovery in Europe has lagged that of the U.S. economy but is now gaining momentum. We expect this will result in modest growth in vehicle demand and production in 2017.
We expect that modest growth in light vehicle production will continue in the Asia Pacific region, driven mainly by China. Overall economic growth and an expanding middle class in China continue to drive SUV and crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year over year.
Finally, with a change in the Brazilian government occurring in 2016, consumer confidence and economic outlook now appear to be improving. Economic stabilization may begin to stimulate vehicle demand and production in this region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, the Asia Pacific Region and South America. New vehicle demand is driven by macroeconomic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives.

Details on light vehicle production in certain regions for the three months ended March 31, 2017 and 2016 are provided in the following table:

	Three Months Ended March 31,
(In millions of units)	2017(1)	2016(1)	% Change
North America	4.6	4.5	2.5%
Europe	5.9	5.5	6.3%
Asia Pacific(2)	12.5	11.9	5.3%
South America	0.7	0.6	19.0%

(1)	Production data based on IHS Automotive, April 2017.

(2)	Includes Greater China units of 6.9 and 6.5 for the three months ended March 31, 2017 and 2016, respectively.
Industry Overview
Competition in the automotive supplier industry is intense and has increased in recent years as OEMs have demonstrated a preference for stronger relationships with fewer suppliers. Because of a growing emphasis on global vehicle platforms, automotive suppliers with a global manufacturing footprint capable of fully servicing customers around the world will typically have a competitive advantage over smaller, regional competitors. This dynamic is likely to result in further consolidation of competing suppliers within our industry over time.
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
In addition to the above, other factors will present significant opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, increased government regulation, and consumer preference for environmentally friendly products and technology.

Results of Operations

	Three Months Ended March 31,
	2017	2016	Change
	(dollar amounts in thousands)
Sales	$902,051	$862,497	$39,554
Cost of products sold	731,966	702,673	29,293
Gross profit	170,085	159,824	10,261
Selling, administration & engineering expenses	87,634	83,458	4,176
Amortization of intangibles	3,595	3,278	317
Impairment charges	4,270	—	4,270
Restructuring charges	9,988	10,832	(844)
Other operating loss	—	155	(155)
Operating profit	64,598	62,101	2,497
Interest expense, net of interest income	(11,239)	(9,752)	(1,487)
Equity in earnings of affiliates	1,675	1,770	(95)
Other expense, net	(640)	(7,816)	7,176
Income before income taxes	54,394	46,303	8,091
Income tax expense	11,890	14,766	(2,876)
Net income	42,504	31,537	10,967
Net income attributable to noncontrolling interests	(798)	(214)	(584)
Net income attributable to Cooper-Standard Holdings Inc.	$41,706	$31,323	$10,383
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
Sales. Sales for the three months ended March 31, 2017 increased $39.6 million, or 4.6%, compared to the three months ended March 31, 2016, primarily due to improved volume and product mix in all regions, the acquisition of AMI Industries’ fuel and brake business and consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions and unfavorable foreign exchange.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the three months ended March 31, 2017 increased $29.3 million, or 4.2%, compared to the three months ended March 31, 2016. Materials comprise the largest component of our cost of products sold and represented approximately 51% of the total cost of products sold for both the three months ended March 31, 2017 and 2016. Cost of sales was impacted by higher production volumes primarily in North America and Europe. These items were partially offset by continuous improvement and material cost savings.
Gross Profit. Gross profit for the three months ended March 31, 2017 increased $10.3 million, or 6.4%, compared to the three months ended March 31, 2016. The increase in gross profit was driven primarily by continuous improvement and material cost savings and improved volume and mix in North America and Europe. These items were partially offset by customer price reductions and commodity pricing pressure. As a percentage of sales, gross profit was 18.9% and 18.5% for the three months ended March 31, 2017 and 2016, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended March 31, 2017 was $87.6 million, or 9.7% of sales, compared to $83.5 million, or 9.7% of sales, for the three months ended March 31, 2016. Selling, administration and engineering expense for the three months ended March 31, 2017 was impacted primarily by wage inflation, continued investments to support growth in Asia and innovation.
Impairment charges. Impairment charges of $4.3 million for the three months ended March 31, 2017 resulted from our decision to divest two of our inactive European sites based on current real estate market conditions.
Restructuring. Restructuring charges for the three months ended March 31, 2017 decreased $0.8 million compared to the three months ended March 31, 2016.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2017 increased $1.5 million compared to the three months ended March 31, 2016, which resulted primarily from higher interest rates related to the new Senior Notes.

Other Expense, Net. Other expense for the three months ended March 31, 2017 decreased $7.2 million compared to the three months ended March 31, 2016. The decrease was primarily due to the nonrecurrence of underwriting fees related to the secondary offering of $5.9 million recorded in the three months ended March 31, 2016, and lower foreign currency losses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Income Tax Expense. Income tax expense for the three months ended March 31, 2017 was $11.9 million on earnings before income taxes of $54.4 million. This compares to income tax expense of $14.8 million on earnings before income taxes of $46.3 million for the same period of 2016. The effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was lower primarily due to increased discrete tax adjustments for excess tax benefits on share-based compensation. The income tax rate for the three months ended March 31, 2017 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$484,238	$449,701	$34,537
Europe	261,506	269,326	(7,820)
Asia Pacific	132,591	127,079	5,512
South America	23,716	16,391	7,325
Consolidated	$902,051	$862,497	$39,554

Segment profit (loss)
North America	$62,281	$54,233	$8,048
Europe	(8,559)	(2,608)	(5,951)
Asia Pacific	3,477	2,500	977
South America	(2,805)	(7,822)	5,017
Consolidated income before income taxes	$54,394	$46,303	$8,091
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
North America. Sales for the three months ended March 31, 2017 increased $34.5 million, or 7.7%, compared to the three months ended March 31, 2016, primarily due to improved volume and product mix and the acquisition of AMI Industries’ fuel and brake business, partially offset by customer price reductions. Segment profit for the three months ended March 31, 2017 increased by $8.0 million, primarily due to continuous improvement and material cost savings, improved volume and product mix, and favorable foreign exchange of $3.0 million, partially offset by customer price reductions, commodity pricing pressure and inflation.
Europe. Sales for the three months ended March 31, 2017 decreased $7.8 million, or 2.9%, compared to the three months ended March 31, 2016, primarily due unfavorable foreign exchange of $9.7 million and customer price reductions, partially offset by improved volume and product mix. Segment loss for the three months ended March 31, 2017 increased by $6.0 million, primarily due to customer price reductions, impairment charges recorded in the first quarter of 2017, commodity pricing pressure and unfavorable foreign exchange of $2.2 million, partially offset by improved volume and product mix, the favorable impact of continuous improvement and restructuring savings.

Asia Pacific. Sales for the three months ended March 31, 2017 increased $5.5 million, or 4.3%, compared to the three months ended March 31, 2016, primarily due to the consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $4.9 million and customer price reductions. Segment profit for the three months ended March 31, 2017 increased by $1.0 million primarily driven by the favorable impact of continuous improvement and material cost savings, and the consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions, commodity pricing pressure, higher engineering costs to support growth in the region and wage inflation.
South America. Sales for the three months ended March 31, 2017 increased $7.3 million, or 44.7%, compared to the three months ended March 31, 2016, primarily due to favorable foreign exchange of $4.5 million and improved volume and mix. Segment loss for the three months ended March 31, 2017 improved by $5.0 million primarily due to continuous improvement and material cost savings, partially offset by commodity pricing pressure.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors.
Cash Flows
Operating Activities. Net cash provided by operations was $3.6 million for the three months ended March 31, 2017, as compared to $27.9 million for the three months ended March 31, 2016. The change was primarily driven by an increased use of cash of $24.4 million related to higher outflows associated with the timing of accounts payable, increased inventory, and higher payments related to incentive compensation and restructuring, partially offset by increased earnings, higher inflows for prepaid expenses and reduced cash paid for taxes.
Investing Activities. Net cash used in investing activities was $58.2 million for both the three months ended March 31, 2017 and 2016. Cash used in financing activities consisted primarily of capital spending of $58.3 million and $55.1 million for the three months ended March 31, 2017 and 2016, respectively. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2017.
Financing Activities. Net cash used in financing activities totaled $12.0 million for the three months ended March 31, 2017, compared to $25.4 million for the three months ended March 31, 2016. The decrease was primarily due to the nonrecurrence of the repurchase of common stock in conjunction with the secondary offering in the three months ended March 31, 2016, and higher taxes withheld and paid on employees’ share-based awards in the three months ended March 31, 2017.
Share Repurchase Program
In March 2016, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125 million of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. No repurchases were made in the current reporting period under the Program. As of March 31, 2017, we have approximately $101.2 million of repurchase authorization remaining under the Program.

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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments and acquisition-related costs.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2017	2016
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$41,706	$31,323
Income tax expense	11,890	14,766
Interest expense, net of interest income	11,239	9,752
Depreciation and amortization	31,857	30,205
EBITDA	$96,692	$86,046
Restructuring charges	9,988	10,832
Impairment charges (1)	4,270	—
Secondary offering underwriting fees and other expenses (2)	—	6,500
Other	—	155
Adjusted EBITDA	$110,950	$103,533

(1)	Impairment charges related to fixed assets.

(2)	Fees and other expenses associated with the March 2016 secondary offering.
Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 18. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by references.
Recently Issued Accounting Pronouncements
See Note 1. “Overview” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2017.
Forward Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties and other factors that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; possible variability of our working capital requirements; risks associated with our international operations; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers' needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except where we are expressly required to do so by law.
This quarterly report on Form 10-Q also contains estimates and other information that is based on industry publications, surveys, and forecasts. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of the information.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2016 Annual Report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On March 14, 2016, the Company announced that its Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125 million of its outstanding common stock or warrants to purchase common stock. No repurchases were made in the current reporting period under the Program. Approximately $101.2 million dollar value of shares may yet be purchased under the Program.
During the three months ended March 31, 2017, the Company repurchased shares to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards. The Company repurchased 22 shares at an average price paid per share of $103.88 from January 1, 2017 through January 31, 2017, 18 shares at an average price paid per share of $106.40 from February 1, 2017 through February 28, 2017, and 23 shares at an average price paid per share of $111.07 from March 1, 2017 through March 31, 2017.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award).

10.2*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 3, 2017	/S/ MATTHEW W. HARDT
Date	Matthew W. Hardt Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award).

10.2*	Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Submitted electronically with the Report.