Form 10-Q
period 2017-06-30
Cooper-Standard Holdings Inc.
filed 2017-08-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017 there were 17,734,153 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2017

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$909,145	$879,304	$1,811,196	$1,741,801
Cost of products sold	736,905	707,343	1,468,871	1,410,016
Gross profit	172,240	171,961	342,325	331,785
Selling, administration & engineering expenses	86,104	92,672	173,738	176,130
Amortization of intangibles	3,536	3,239	7,131	6,517
Impairment charges	—	—	4,270	—
Restructuring charges	8,323	12,206	18,311	23,038
Other operating loss	—	—	—	155
Operating profit	74,277	63,844	138,875	125,945
Interest expense, net of interest income	(10,293)	(9,995)	(21,532)	(19,747)
Equity in earnings of affiliates	1,400	2,667	3,075	4,437
Loss on refinancing and extinguishment of debt	(1,020)	—	(1,020)	—
Other expense, net	(2,184)	(255)	(2,824)	(8,071)
Income before income taxes	62,180	56,261	116,574	102,564
Income tax expense	20,530	16,021	32,420	30,787
Net income	41,650	40,240	84,154	71,777
Net income attributable to noncontrolling interests	(1,194)	(51)	(1,992)	(265)
Net income attributable to Cooper-Standard Holdings Inc.	$40,456	$40,189	$82,162	$71,512

Earnings per share:
Basic	$2.26	$2.33	$4.61	$4.12
Diluted	$2.14	$2.16	$4.34	$3.83
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$41,650	$40,240	$84,154	$71,777
Other comprehensive income (loss):
Currency translation adjustment	14,378	(8,661)	24,669	9,666
Benefit plan liabilities adjustment, net of tax	(2,535)	1,253	(2,728)	(471)
Fair value change of derivatives, net of tax	490	(410)	1,583	(2,485)
Other comprehensive income (loss), net of tax	12,333	(7,818)	23,524	6,710
Comprehensive income	53,983	32,422	107,678	78,487
Comprehensive (income) loss attributable to noncontrolling interests	(1,604)	224	(2,585)	(51)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$52,379	$32,646	$105,093	$78,436
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$400,186	$480,092
Accounts receivable, net	546,522	460,503
Tooling receivable	108,155	90,974
Inventories	168,397	146,449
Prepaid expenses	39,392	37,142
Other current assets	89,895	81,021
Total current assets	1,352,547	1,296,181
Property, plant and equipment, net	886,975	832,269
Goodwill	169,304	167,441
Intangible assets, net	75,132	81,363
Other assets	103,579	114,448
Total assets	$2,587,537	$2,491,702

Liabilities and Equity
Current liabilities:
Debt payable within one year	$29,817	$33,439
Accounts payable	496,162	475,426
Payroll liabilities	130,501	144,812
Accrued liabilities	108,927	105,665
Total current liabilities	765,407	759,342
Long-term debt	722,988	729,480
Pension benefits	179,922	172,950
Postretirement benefits other than pensions	55,300	54,225
Other liabilities	46,174	53,914
Total liabilities	1,769,791	1,769,911
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,870,559 shares issued and 17,781,844 shares outstanding as of June 30, 2017, and 19,686,917 shares issued and 17,690,611 outstanding as of December 31, 2016	18	17
Additional paid-in capital	515,154	513,934
Retained earnings	495,190	425,972
Accumulated other comprehensive loss	(219,632)	(242,563)
Total Cooper-Standard Holdings Inc. equity	790,730	697,360
Noncontrolling interests	27,016	24,431
Total equity	817,746	721,791
Total liabilities and equity	$2,587,537	$2,491,702
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	17,690,611	$17	$513,934	$425,972	$(242,563)	$697,360	$24,431	$721,791
Repurchase of common stock	(92,409)	—	(2,236)	(7,083)	—	(9,319)	—	(9,319)
Warrant exercises	25,949	—	707	—	—	707	—	707
Share-based compensation, net	157,693	1	2,749	(5,861)	—	(3,111)	—	(3,111)
Net income	—	—	—	82,162	—	82,162	1,992	84,154
Other comprehensive income	—	—	—	—	22,931	22,931	593	23,524
Balance as of June 30, 2017	17,781,844	$18	$515,154	$495,190	$(219,632)	$790,730	$27,016	$817,746
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$84,154	$71,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,914	53,856
Amortization of intangibles	7,131	6,517
Impairment charges	4,270	—
Share-based compensation expense	11,694	10,909
Equity in earnings of affiliates, net of dividends related to earnings	2,307	(1,415)
Loss on refinancing and extinguishment of debt	1,020	—
Other	9,829	947
Changes in operating assets and liabilities	(114,141)	(27,350)
Net cash provided by operating activities	64,178	115,241
Investing activities:
Capital expenditures	(98,149)	(81,429)
Loan to affiliate	—	(4,906)
Acquisition of businesses, net of cash acquired	—	(3,020)
Proceeds from sale of fixed assets and other	348	73
Net cash used in investing activities	(97,801)	(89,282)
Financing activities:
Principal payments on long-term debt	(11,297)	(4,886)
Increase in short-term debt, net	541	1,331
Restricted cash deposit for overdraft facility	—	(25,000)
Repurchase of common stock	(7,514)	(23,800)
Proceeds from exercise of warrants	707	413
Taxes withheld and paid on employees' share based payment awards	(11,671)	(4,896)
Other	(792)	43
Net cash used in financing activities	(30,026)	(56,795)
Effects of exchange rate changes on cash and cash equivalents	(16,257)	(7,861)
Changes in cash and cash equivalents	(79,906)	(38,697)
Cash and cash equivalents at beginning of period	480,092	378,243
Cash and cash equivalents at end of period	$400,186	$339,546
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2017 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
The Company’s financial statements for the three months ended June 30, 2016 have been recast to reflect the effects of the Company’s adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which was adopted in the second quarter of 2016. The financial statement line items affected were selling, administration & engineering expenses, income tax expense, net income and basic and diluted earnings per share.
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
Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope Modification Accounting. This guidance clarifies that modification accounting is required only if the fair value, vesting conditions, or classification (as equity or liability) of share-based payment award changes due to changes in the terms or conditions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires the service cost component of net periodic benefit cost to be recorded in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost must be presented separately outside of operating income. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated statement of cash flows.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues, thereby reducing diversity in practice. The amendments are effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires companies to use a retrospective transition method upon adoption. The Company’s current accounting practices are consistent with the issues addressed by this guidance. Therefore, this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance revises existing U.S. GAAP by requiring lessees to recognize right-of-use assets and lease liabilities for all leases (with the exception of short-term leases). The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required with certain practical expedients available. The Company continues to perform a comprehensive evaluation on the impacts of adopting this standard and plans on adopting this ASU effective January 1, 2019. The Company believes this standard will primarily result in an increase in the assets and liabilities on its consolidated balance sheet and will not have a material impact on its consolidated income statement.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in U.S. GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded revenue disclosures.
Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The Company will adopt the guidance effective January 1, 2018, the standard’s effective date, using the modified retrospective method. Under this method, the cumulative effect of adopting the standard is recognized in equity at the date of initial application.
To assess the impact of the new standard, the Company developed a comprehensive project plan. This project plan includes analyzing the standard’s impact on customer contracts across the Company’s business segments, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the new standard’s requirements. The Company has yet to determine the effect on its consolidated financial statements, but expects this determination will near completion by the third quarter of 2017.
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
In addition, the Company’s internal control framework is not expected to significantly change. Instead, existing internal controls will be modified and augmented, as necessary. While implementing the new standard, the Company will continue to monitor FASB activities and interpretations of various non-authoritative industry groups for any possible impact on the Company’s findings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

2. Acquisitions
AMI Acquisition
In 2016, the Company acquired the North American fuel and brake business of AMI Industries (the “AMI Business”) for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of the AMI Business are included in the Company’s condensed consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North America segment. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $19,410 and goodwill of $7,175 in 2016. In the second quarter of 2017, the Company agreed to purchase the China fuel and brake business of AMI Industries, which is subject to regulatory approval and is expected to close in the second half of 2017.
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
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. The total estimated cost of this initiative, which is expected to be substantially completed by the end of 2017, is approximately $120,000 to $125,000, of which approximately $102,000 has been incurred to date. We expect to incur total employee separation costs of approximately $64,000 to $67,000, other related exit costs of approximately $56,000 to $58,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
The following table summarizes the restructuring expense by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America	$817	$395	$817	$1,355
Europe	6,816	11,658	16,105	20,493
Asia Pacific	690	153	1,389	1,190
Total	$8,323	$12,206	$18,311	$23,038

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the activity for restructuring initiatives for the six months ended June 30, 2017:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2016	$21,927	$2,311	$24,238
Expense	10,861	7,450	18,311
Cash payments	(19,258)	(6,927)	(26,185)
Foreign exchange translation and other	1,529	68	1,597
Balance as of June 30, 2017	$15,059	$2,902	$17,961
4. Inventories
Inventories were comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Finished goods	$51,328	$43,511
Work in process	37,244	32,839
Raw materials and supplies	79,825	70,099
	$168,397	$146,449
5. Property, Plant and Equipment
Property, plant and equipment was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Land and improvements	$70,889	$71,002
Buildings and improvements	282,792	265,824
Machinery and equipment	950,951	864,337
Construction in progress	176,643	153,924
	1,481,275	1,355,087
Accumulated depreciation	(594,300)	(522,818)
Property, plant and equipment, net	$886,975	$832,269
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 in the six months ended June 30, 2017. Fair value was determined based on current real estate market conditions.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2017 are summarized as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441
Foreign exchange translation	108	864	891	1,863
Balance as of June 30, 2017	$122,104	$11,617	$35,583	$169,304
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
The following table presents intangible assets and accumulated amortization balances of the Company as of June 30, 2017 and December 31, 2016, respectively:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,387	$(79,731)	$55,656
Developed technology	9,025	(8,899)	126
Other	21,639	(2,289)	19,350
Balance as of June 30, 2017	$166,051	$(90,919)	$75,132

Customer relationships	$134,918	$(73,088)	$61,830
Developed technology	8,762	(8,386)	376
Other	20,965	(1,808)	19,157
Balance as of December 31, 2016	$164,645	$(83,282)	$81,363
7. Debt
Outstanding debt consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Senior Notes	$393,326	$393,060
Term Loan	331,982	332,827
Other borrowings	27,497	37,032
Total debt	752,805	762,919
Less current portion	(29,817)	(33,439)
Total long-term debt	$722,988	$729,480
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on May 15, 2017.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2017 and December 31, 2016, the Company has $6,674 and $6,940 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75%, plus 2.25% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%), plus 1.25% per annum. As a result of the amendment, the Company recognized a loss on refinancing and extinguishment of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

debt of $1,020, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
As of June 30, 2017 and December 31, 2016, the Company had $3,841 and $4,352 of unamortized debt issuance costs, respectively, and $2,477 and $2,821 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the Borrowers and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of June 30, 2017, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $189,750 in availability, less outstanding letters of credit of $9,815.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of June 30, 2017 and December 31, 2016, the Company had $1,529 and $1,706, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of June 30, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, are shown below:

	June 30, 2017	December 31, 2016	Input
Forward foreign exchange contracts - other current assets	$2,022	$764	Level 2
Forward foreign exchange contracts - accrued liabilities	(594)	(535)	Level 2
Interest rate swaps - accrued liabilities	(1,452)	(2,458)	Level 2
Interest rate swaps - other liabilities	(231)	(661)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Acquisitions,” Note 3. “Restructuring” and Note 5. “Property, Plant and Equipment.”
Items Not Carried At Fair Value
Fair values of the Company’s debt instruments are shown below:

	June 30, 2017	December 31, 2016
Aggregate fair value	$739,873	$735,850
Aggregate carrying value (1)	738,300	740,000
(1) Excludes unamortized debt issuance costs and unamortized original issue discount.
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of net income.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Cash Flow Hedges
Forward Foreign Exchange Contracts—The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of June 30, 2017, the notional amount of these contracts was $144,305 and consisted of hedges of transactions up to June 2018.
Interest rate swaps - The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of June 30, 2017, the notional amount of these contracts was $300,000, with maturities through September 2018. The fair market value of all outstanding interest rate swap contracts is subject to change due to fluctuations in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in AOCI are shown below:

	Gain (loss) recognized in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency derivatives	$1,682	$(2,006)	$2,623	$(4,238)
Interest rate swaps	(175)	(596)	(49)	(2,254)
Total	$1,507	$(2,602)	$2,574	$(6,492)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI are shown below:

		Gain (loss) reclassified from AOCI to income (effective portion)		Gain (loss) reclassified from AOCI to income (ineffective portion)
		Three Months Ended June 30,		Three Months Ended June 30,
	Location	2017	2016	2017	2016
Foreign currency derivatives	Cost of products sold	$1,335	$(1,402)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(684)	(795)	92	—
Total		$651	$(2,197)	$92	$—

		Gain (loss) reclassified from AOCI to income (effective portion)		Gain (loss) reclassified from AOCI to income (ineffective portion)
		Six Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Foreign currency derivatives	Cost of products sold	$1,456	$(1,611)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(1,478)	(1,590)	177	—
Total		$(22)	$(3,201)	$177	$—
The amount of losses to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $1,451.
9. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the ABL Facility, the Term Loan Facility and the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of net income. Receivables sold with recourse are accounted for as secured borrowings and are recorded in debt

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

payable within one year, and receivables are pledged equal to the balance of the borrowings. Receivables sold without recourse are accounted for as true sales and are excluded from accounts receivable in the condensed consolidated balance sheet.
The amounts outstanding under receivable transfer agreements entered into by various locations are shown below:

	June 30, 2017	December 31, 2016
Without recourse	$79,837	$56,936
With recourse	4,893	5,258
The total amounts of accounts receivable factored and the costs incurred on the sale of receivables are as follows:

	Without Recourse				With Recourse
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Accounts receivable factored	$143,186	$135,653	$292,110	$260,970	$6,455	$4,572	$14,106	$10,528
Costs	610	511	1,065	990	19	14	45	35
10. Pension and Postretirement Benefits Other Than Pensions
The following tables disclose the components of net periodic benefit (income) cost for the three and six months ended June 30, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefit plans:

	Pension Benefits
	Three Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$204	$969	$202	$867
Interest cost	2,925	1,072	3,145	1,291
Expected return on plan assets	(4,003)	(650)	(3,959)	(810)
Amortization of prior service cost and actuarial loss	468	715	429	562
Net periodic benefit (income) cost	$(406)	$2,106	$(183)	$1,910

	Pension Benefits
	Six Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$408	$1,908	$404	$1,714
Interest cost	5,850	2,128	6,290	2,538
Expected return on plan assets	(8,006)	(1,307)	(7,918)	(1,579)
Amortization of prior service cost and actuarial loss	936	1,411	858	1,109
Net periodic benefit (income) cost	$(812)	$4,140	$(366)	$3,782

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$79	$102	$90	$96
Interest cost	324	167	346	174
Amortization of prior service credit and actuarial gain	(479)	(4)	(507)	(16)
Other	1	—	1	—
Net periodic benefit (income) cost	$(75)	$265	$(70)	$254

	Other Postretirement Benefits
	Six Months Ended June 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$158	$206	$180	$186
Interest cost	648	337	692	338
Amortization of prior service credit and actuarial gain	(958)	(8)	(1,014)	(31)
Other	2	—	2	—
Net periodic benefit (income) cost	$(150)	$535	$(140)	$493
11. Other Expense, Net
The components of other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency losses	$(1,906)	$(15)	$(2,578)	$(1,704)
Secondary offering underwriting fees	—	—	—	(5,900)
Losses on sales of receivables	(342)	(240)	(560)	(467)
Miscellaneous income	64	—	314	—
Other expense, net	$(2,184)	$(255)	$(2,824)	$(8,071)
12. Income Taxes
The Company determines its effective tax rate each quarter based upon its estimated annual effective tax rate. The Company records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year where no tax benefit can be recognized are excluded from the estimated annual effective tax rate.
A summary of income tax expense, income before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2017 and 2016, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Income tax expense	$20,530	$16,021	(1)	$32,420	$30,787
Income before income taxes	62,180	56,261	(1)	116,574	102,564
Effective tax rate	33%	28%	(1)	28%	30%
(1) Amounts were recast to reflect the adoption of ASU 2016-09 in the second quarter of 2016. See Note 16.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The effective tax rate for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was higher primarily due to discrete tax adjustments for excess tax benefits on share-based compensation recorded in the three months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was lower primarily due to earnings mix between tax benefited and non-tax benefited jurisdictions. The income tax rate for the three and six months ended June 30, 2017 varies from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
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
A summary of information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Net income attributable to Cooper-Standard Holdings Inc.	$40,456	$40,189	(1)	$82,162	$71,512
(Decrease) increase in fair value of share-based awards	(24)	12		(6)	12
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$40,432	$40,201	(1)	$82,156	$71,524

Basic weighted average shares of common stock outstanding	17,863,203	17,242,277		17,803,430	17,342,321
Dilutive effect of common stock equivalents	1,002,764	1,349,370		1,116,161	1,326,802
Diluted weighted average shares of common stock outstanding	18,865,967	18,591,647		18,919,591	18,669,123

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.26	$2.33	(1)	$4.61	$4.12

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$2.14	$2.16	(1)	$4.34	$3.83
(1) Amounts were recast to reflect the adoption of ASU 2016-09 in the second quarter of 2016. See Note 16.
For the three and six months ended June 30, 2017, approximately 109,000 securities were excluded from the calculation of diluted earnings per share because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016, net of related tax, are as follows:

	Three Months Ended June 30, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of March 31, 2017	$(133,373)		$(97,805)		$(377)		$(231,555)
Other comprehensive income (loss) before reclassifications	13,968	(1)	(3,057)	(2)	1,135	(3)	12,046
Amounts reclassified from accumulated other comprehensive income (loss)	—		522	(4)	(645)	(5)	(123)
Balance as of June 30, 2017	$(119,405)		$(100,340)		$113		$(219,632)

(1)	Includes $1,928 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $30.

(3)	Net of tax expense of $372. See Note 8.

(4)	Includes actuarial losses of $810, offset by prior service credits of $80, net of tax of $208. See Note 10.

(5)	Net of tax expense of $98. See Note 8.

	Three Months Ended June 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of March 31, 2016	$(112,395)		$(85,848)		$(4,355)		$(202,598)
Other comprehensive income (loss) before reclassifications	(8,385)	(1)	928	(2)	(1,883)	(3)	(9,340)
Amounts reclassified from accumulated other comprehensive income (loss)	—		325	(4)	1,472	(5)	1,797
Balance as of June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)

(1)	Includes $169 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax expense of $47.

(3)	Net of tax benefit of $719. See Note 8.

(4)	Includes actuarial losses of $528, offset by prior service credits of $85, net of tax of $118. See Note 10.

(5)	Net of tax benefit of $725. See Note 8.

	Six Months Ended June 30, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	24,076	(1)	(3,714)	(2)	1,861	(3)	22,223
Amounts reclassified from accumulated other comprehensive income (loss)	—		986	(4)	(278)	(5)	708
Balance as of June 30, 2017	$(119,405)		$(100,340)		$113		$(219,632)

(1)	Includes $6,170 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $59.

(3)	Net of tax expense of $713. See Note 8.

(4)	Includes actuarial losses of $1,542, offset by prior service credits of $164, net of tax of $392. See Note 10.

(5)	Net of tax benefit of $123. See Note 8.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Six Months Ended June 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2015	$(130,660)		$(84,124)		$(2,281)		$(217,065)
Other comprehensive income (loss) before reclassifications	9,880	(1)	(1,142)	(2)	(4,630)	(3)	4,108
Amounts reclassified from accumulated other comprehensive income (loss)	—		671	(4)	2,145	(5)	2,816
Balance as of June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)

(1)	Includes $9,187 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $168.

(3)	Net of tax benefit of $1,862. See Note 8.

(4)	Includes actuarial losses of $1,082 offset by prior service credits of $167, net of tax of $244. See Note 10.

(5)	Net of tax benefit of $1,056. See Note 8.
15. Common Stock
Share Repurchase Program and Secondary Offering
In March 2016, the Company’s Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125,000 of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. During the six months ended June 30, 2017, the Company repurchased 92,409 shares at an average purchase price of $100.85 per share, excluding commissions, for a total cost of $9,319, of which $7,514 was settled in cash during the quarter.
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the six months ended June 30, 2016, which is included in other expense, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the six months ended June 30, 2016, which is included in selling, administration & engineering expenses in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
As of June 30, 2017, the Company had approximately $91,900 of repurchase authorization remaining under the Program.
16. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of the Company’s share-based compensation expense is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
RSUs	$2,479	$2,186	$4,844	$3,753
PUs	1,444	3,459	4,844	5,334
Stock options	967	830	2,006	1,822
Total	$4,890	$6,475	$11,694	$10,909
In the second quarter of 2016, the Company early adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The provisions related to forfeitures were adopted on the modified retrospective basis to record actual forfeitures as they occur in the consolidated financial statements, and the impact from adoption resulted in a cumulative effect adjustment of $473 to retained earnings as of January 1, 2016. Provisions related to income taxes and forfeitures were adopted prospectively from January 1, 2016, and resulted in a tax benefit of $2,425 and $3,212 and additional share-based compensation expense of $162 and $225 for the three and six months ended June 30, 2016, respectively. Provisions related to the statement of cash flows have been adopted prospectively and resulted in the recognition of excess tax benefits in cash provided by operating activities instead of financing activities.
17. Related Party Transactions
The following table summarizes the material related party transactions with affiliates accounted for under the equity method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales(1)	$8,524	$8,434	$17,836	$16,998
Purchases(1)	204	119	394	195
Dividends received(2)	2,742	—	5,382	3,022
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of June 30, 2017 and December 31, 2016 were $3,791 and $4,078, respectively.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of the Selling Stockholders as defined in Note 15. “Common Stock.”
18. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $5,288 and $5,490, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

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
The following tables detail information on the Company’s reportable segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Sales to external customers
North America	$481,626	$460,687		$965,864	$910,388
Europe	260,441	282,312		521,947	551,638
Asia Pacific	140,842	116,230		273,433	243,309
South America	26,236	20,075		49,952	36,466
Consolidated	$909,145	$879,304		$1,811,196	$1,741,801

Intersegment sales
North America	$3,225	$2,850		$6,823	$6,499
Europe	3,746	3,130		7,327	6,481
Asia Pacific	1,479	1,180		2,310	2,499
South America	7	2		9	4
Eliminations	(8,457)	(7,162)		(16,469)	(15,483)
Consolidated	$—	$—		$—	$—

Segment profit (loss)
North America	$64,476	$60,593	(1)	$126,757	$114,826
Europe	(3,050)	730	(1)	(11,609)	(1,878)
Asia Pacific	4,509	536	(1)	7,986	3,036
South America	(3,755)	(5,598)	(1)	(6,560)	(13,420)
Consolidated income before income taxes	$62,180	$56,261	(1)	$116,574	$102,564
(1) Amounts were recast to reflect the adoption of ASU 2016-09 in the second quarter of 2016. See Note 16.

	June 30, 2017	December 31, 2016
Segment assets
North America	$1,038,979	$985,809
Europe	562,756	582,385
Asia Pacific	594,592	611,849
South America	48,978	46,125
Eliminations and other	342,232	265,534
Consolidated	$2,587,537	$2,491,702

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
While the U.S. economy has been relatively stable, indicators in the market show signs consumer demand may be softening going into the second half of 2017. In North America, the mix of vehicles produced continues to shift away from passenger cars into crossover utility vehicles and light trucks. For the remainder of 2017, we anticipate production levels to be slightly lower than the second half of 2016 as inventory levels become better aligned with consumer demand.
Although the economic recovery in Europe is gaining momentum, the current geopolitical climate creates uncertainty in the region. We expect this will result in tempered growth in vehicle demand and production in 2017.
We expect moderated growth in light vehicle production will continue in the Asia Pacific region, driven mainly by China. Overall economic growth and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year over year.
Finally, due to continued volatility in the Brazilian government, we remain cautious about consumer confidence and vehicle demand in this region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, the Asia Pacific Region and South America. New vehicle demand is driven by macroeconomic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. The industry could face uncertainties that may adversely impact consumer demand for vehicles as well as the future production environment.

Light vehicle production in certain regions for the three and six months ended June 30, 2017 and 2016 was:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2017(1)	2016(1)	% Change	2017(1)	2016(1)	% Change
North America	4.5	4.6	(3.0)%	9.0	9.1	(0.7)%
Europe	5.7	5.9	(3.0)%	11.6	11.4	1.3%
Asia Pacific(2)	11.4	11.3	1.4%	24.0	23.2	3.6%
South America	0.8	0.7	15.9%	1.5	1.3	16.8%

(1)	Production data based on IHS Automotive, July 2017.

(2)	Includes Greater China units of 6.1 for both the three months ended June 30, 2017 and 2016, and 13.0 and 12.6 for the six months ended June 30, 2017 and 2016, respectively.
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
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, including hybrid and electric vehicle architectures.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollar amounts in thousands)
Sales	$909,145	$879,304	$29,841	$1,811,196	$1,741,801	$69,395
Cost of products sold	736,905	707,343	29,562	1,468,871	1,410,016	58,855
Gross profit	172,240	171,961	279	342,325	331,785	10,540
Selling, administration & engineering expenses	86,104	92,672	(6,568)	173,738	176,130	(2,392)
Amortization of intangibles	3,536	3,239	297	7,131	6,517	614
Impairment charges	—	—	—	4,270	—	4,270
Restructuring charges	8,323	12,206	(3,883)	18,311	23,038	(4,727)
Other operating loss	—	—	—	—	155	(155)
Operating profit	74,277	63,844	10,433	138,875	125,945	12,930
Interest expense, net of interest income	(10,293)	(9,995)	(298)	(21,532)	(19,747)	(1,785)
Equity in earnings of affiliates	1,400	2,667	(1,267)	3,075	4,437	(1,362)
Loss on refinancing and extinguishment of debt	(1,020)	—	(1,020)	(1,020)	—	(1,020)
Other expense, net	(2,184)	(255)	(1,929)	(2,824)	(8,071)	5,247
Income before income taxes	62,180	56,261	5,919	116,574	102,564	14,010
Income tax expense	20,530	16,021	4,509	32,420	30,787	1,633
Net income	41,650	40,240	1,410	84,154	71,777	12,377
Net income attributable to noncontrolling interests	(1,194)	(51)	(1,143)	(1,992)	(265)	(1,727)
Net income attributable to Cooper-Standard Holdings Inc.	$40,456	$40,189	$267	$82,162	$71,512	$10,650
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
Sales. Sales for the three months ended June 30, 2017 increased $29.8 million, or 3.4%, compared to the three months ended June 30, 2016, primarily due to improved volume and mix driven by North America and Asia Pacific, the acquisition of AMI Industries’ fuel and brake business and consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions and unfavorable foreign exchange.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the three months ended June 30, 2017 increased $29.6 million, or 4.2%, compared to the three months ended June 30, 2016. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 50% of the total cost of products sold for the three months ended June 30, 2017 and 2016, respectively. Cost of products sold increased due to commodity pricing pressures, inflation, higher production volumes and acquisitions. These items were partially offset by continuous improvement and material cost savings.
Gross Profit. Gross profit for the three months ended June 30, 2017 increased $0.3 million, or 0.2%, compared to the three months ended June 30, 2016. The increase in gross profit was driven primarily by continuous improvement, material cost savings and the net impact of acquisitions and divestitures. These items were partially offset by customer price reductions, commodity pricing pressures, unfavorable vehicle production mix and the impact of foreign exchange. As a percentage of sales, gross profit was 18.9% and 19.6% for the three months ended June 30, 2017 and 2016, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended June 30, 2017 was $86.1 million, or 9.5% of sales, compared to $92.7 million, or 10.5% of sales, for the three months ended June 30, 2016. Selling, administration and engineering expense for the three months ended June 30, 2017 was favorable as a result of lower compensation related costs, partially offset by investment for growth and innovation.
Restructuring. Restructuring charges for the three months ended June 30, 2017 decreased $3.9 million compared to the three months ended June 30, 2016. The decrease was primarily driven by lower expenses related to our European initiative of

$4.9 million, partially offset by higher restructuring charges attributed to North America and Asia Pacific initiatives of $1.0 million.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2017 increased $0.3 million compared to the three months ended June 30, 2016, which resulted primarily from higher interest rates related to the new Senior Notes.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt of $1.0 million for the three months ended June 30, 2017 resulted from the partial write off of new and unamortized debt issuance costs and unamortized original discount related to the amendment of the Term Loan Facility.
Other Expense, Net. Other expense for the three months ended June 30, 2017 increased $1.9 million compared to the three months ended June 30, 2016, primarily due to higher foreign currency losses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Income Tax Expense. Income tax expense for the three months ended June 30, 2017 was $20.5 million on earnings before income taxes of $62.2 million. This compares to income tax expense of $16.0 million on earnings before income taxes of $56.3 million for the same period of 2016. The effective tax rate for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was higher primarily due to discrete tax adjustments for excess tax benefits on share-based compensation recorded in the three month period ended June 30, 2016. The income tax rate for the three months ended June 30, 2017 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
Sales. Sales for the six months ended June 30, 2017 increased $69.4 million, or 4.0%, compared to the six months ended June 30, 2016, primarily due to improved volume and mix in all regions, the acquisition of AMI Industries’ fuel and brake business and consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions and unfavorable foreign exchange.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the six months ended June 30, 2017 increased $58.9 million or 4.2%, compared to the six months ended June 30, 2016. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 50% of the total cost of products sold for the six months ended June 30, 2017 and 2016, respectively. Cost of products sold increased due to commodity pricing pressures, inflation, higher production volumes and acquisitions. These items were partially offset by continuous improvement and material cost savings.
Gross Profit. Gross profit for the six months ended June 30, 2017 increased $10.5 million, or 3.2%, compared to the six months ended June 30, 2016. The increase in gross profit was driven primarily by continuous improvement, material cost savings and the net impact of acquisitions and divestitures. These items were partially offset by customer price reductions, commodity pricing pressures and unfavorable vehicle production mix. As a percentage of sales, gross profit was 18.9% and 19.0% for the six months ended June 30, 2017 and 2016, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the six months ended June 30, 2017 was $173.7 million or 9.6% of sales, compared to $176.1 million, or 10.1% of sales, for the six months ended June 30, 2016. Selling, administration and engineering expense for the six months ended June 30, 2017 was favorable as a result of lower compensation related costs, partially offset by investment for growth and innovation.
Impairment charges. Impairment charges of $4.3 million for the six months ended June 30, 2017 resulted from our decision to divest two of our inactive European sites based on current real estate market conditions.
Restructuring. Restructuring charges for the six months ended June 30, 2017 decreased $4.7 million compared to the six months ended June 30, 2016. The decrease was primarily driven by lower expenses related to our European initiative of $4.4 million and lower restructuring charges attributable to North America of $0.5 million, partially offset by higher restructuring charges attributed to Asia Pacific initiatives of $0.2 million.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2017 increased $1.8 million compared to the six months ended June 30, 2016, which resulted primarily from higher interest rates related to the new Senior Notes.

Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt of $1.0 million for the six months ended June 30, 2017 resulted from the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the amendment of the Term Loan Facility.
Other Expense, Net. Other expense for the six months ended June 30, 2017 decreased $5.2 million compared to the six months ended June 30, 2016. The decrease was primarily due to the nonrecurrence of underwriting fees related to the secondary offering of $5.9 million recorded in the six months ended June 30, 2016, partially offset by higher foreign currency losses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Income Tax Expense. Income tax expense for the six months ended June 30, 2017 was $32.4 million on earnings before income taxes of $116.6 million. This compares to income tax expense of $30.8 million on earnings before income taxes of $102.6 million for the same period of 2016. The effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was lower primarily due to earnings mix between tax benefited and non-tax benefited jurisdictions. The income tax rate for the six months ended June 30, 2017 varied from statutory rates due primarily to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$481,626	$460,687	$20,939	$965,864	$910,388	$55,476
Europe	260,441	282,312	(21,871)	521,947	551,638	(29,691)
Asia Pacific	140,842	116,230	24,612	273,433	243,309	30,124
South America	26,236	20,075	6,161	49,952	36,466	13,486
Consolidated	$909,145	$879,304	$29,841	$1,811,196	$1,741,801	$69,395

Segment profit (loss)
North America	$64,476	$60,593	$3,883	$126,757	$114,826	$11,931
Europe	(3,050)	730	(3,780)	(11,609)	(1,878)	(9,731)
Asia Pacific	4,509	536	3,973	7,986	3,036	4,950
South America	(3,755)	(5,598)	1,843	(6,560)	(13,420)	6,860
Consolidated income before income taxes	$62,180	$56,261	$5,919	$116,574	$102,564	$14,010
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016
North America. Sales for the three months ended June 30, 2017 increased $20.9 million, or 4.5%, compared to the three months ended June 30, 2016, primarily due to improved volume and mix and the acquisition of AMI Industries’ fuel and brake business, partially offset by customer price reductions and foreign exchange. Segment profit for the three months ended June 30, 2017 increased by $3.9 million, primarily due to continuous improvement, material cost savings and favorable foreign exchange, partially offset by customer price reductions, commodity pricing pressure, the impact of vehicle production mix and continued investments to support innovation.
Europe. Sales for the three months ended June 30, 2017 decreased $21.9 million, or 7.7%, compared to the three months ended June 30, 2016, primarily due to unfavorable volume and mix due to the timing of customer vehicle programs, foreign exchange of $6.6 million and customer price reductions. Segment loss for the three months ended June 30, 2017 increased by $3.8 million, primarily due to unfavorable volume and mix, customer price reductions, commodity pricing pressure, and unfavorable foreign exchange, partially offset by continuous improvement, restructuring savings and material cost savings.

Asia Pacific. Sales for the three months ended June 30, 2017 increased $24.6 million, or 21.2%, compared to the three months ended June 30, 2016, primarily due to improved volume and mix, the consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $4.5 million. Segment profit for the three months ended June 30, 2017 increased by $4.0 million primarily driven by continuous improvement and material cost savings, partially offset by customer price reductions, commodity pricing pressure, wage inflation, and higher engineering costs to support growth in the region.
South America. Sales for the three months ended June 30, 2017 increased $6.2 million, or 30.7%, compared to the three months ended June 30, 2016, primarily due to improved volume and mix and favorable foreign exchange of $2.2 million. Segment loss for the three months ended June 30, 2017 improved by $1.8 million primarily due to continuous improvement savings, improved volume and mix and favorable foreign exchange.
Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
North America. Sales for the six months ended June 30, 2017 increased $55.5 million or 6.1%, compared to the six months ended June 30, 2016, primarily due to improved volume and mix and the acquisition of AMI Industries’ fuel and brake business, partially offset by customer price reductions and unfavorable foreign exchange. Segment profit for the six months ended June 30, 2017 increased by $11.9 million, primarily due to continuous improvement, material cost savings, favorable foreign exchange and acquisitions, partially offset by customer price reductions, commodity pricing pressure, the impact of vehicle production mix and continued investments to support innovation.
Europe. Sales for the six months ended June 30, 2017 decreased $29.7 million, or 5.4%, compared to the six months ended June 30, 2016, primarily due to unfavorable foreign exchange of $16.3 million and customer price reductions, partially offset by improvement in volume and mix. Segment loss for the six months ended June 30, 2017 increased by $9.7 million, primarily due to customer price reductions, commodity pricing pressure, product mix, foreign exchange, and impairment charges recorded in the first quarter of 2017, partially offset by restructuring and continuous improvement savings.
Asia Pacific. Sales for the six months ended June 30, 2017 increased $30.1 million or 12.4% compared to the six months ended June 30, 2016, primarily due to the consolidation of a previously unconsolidated joint venture and improved volume and mix, partially offset by unfavorable foreign exchange of $9.4 million and customer price reductions. Segment profit for the six months ended June 30, 2017 increased by $5.0 million primarily driven by continuous improvement and material cost savings, partially offset by customer price reductions, commodity pricing pressure, higher engineering costs to support growth in the region and wage inflation.
South America. Sales for the six months ended June 30, 2017 increased $13.5 million, or 37.0%, compared to the six months ended June 30, 2016, primarily due to favorable foreign exchange of $6.7 million and improved volume and mix. Segment loss for the six months ended June 30, 2017 improved by $6.9 million primarily due to continuous improvement and material cost savings and improved volume and mix, partially offset by commodity pricing pressure.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash provided by operations was $64.2 million for the six months ended June 30, 2017, compared to $115.2 million for the six months ended June 30, 2016. The change was primarily driven by an increase in receivables due to timing, higher outflows of cash related to increased inventory and higher payments related to incentive compensation and restructuring, partially offset by increased earnings, timing of accounts payable and reduced cash paid for taxes.
Investing Activities. Net cash used in investing activities was $97.8 million for the six months ended June 30, 2017, compared to $89.3 million for the six months ended June 30, 2016. Cash used in investing activities consisted primarily of capital spending of $98.1 million and $81.4 million for the six months ended June 30, 2017 and 2016, respectively. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2017.
Financing Activities. Net cash used in financing activities totaled $30.0 million for the six months ended June 30, 2017, compared to $56.8 million for the six months ended June 30, 2016. The decrease was primarily due to fewer shares repurchased under our share repurchase program and the nonrecurrence of the restricted cash deposit for an overdraft facility, partially offset by higher taxes withheld and paid on employees’ share-based awards and increased principal payments on long-term debt.
Share Repurchase Program
In March 2016, our Board of Directors approved a securities repurchase program (the “Program”) authorizing us to repurchase, in the aggregate, up to $125 million of our outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations.
In March 2016, we purchased $23.8 million of our common stock (350,000 shares at $68.00 per share) from the Selling Stockholders (as described in Note 15. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report). In June 2017, we repurchased $9.3 million of our common stock (92,409 shares at an average purchase price of $100.85 per share, excluding commissions) in the open market, of which $7.5 million was settled in cash during the quarter. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at our discretion. As of June 30, 2017, we have approximately $91.9 million of repurchase authorization remaining under the Program.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$40,456	$40,189	$82,162	$71,512
Income tax expense	20,530	16,021	32,420	30,787
Interest expense, net of interest income	10,293	9,995	21,532	19,747
Depreciation and amortization	33,188	30,169	65,045	60,374
EBITDA	$104,467	$96,374	$201,159	$182,420
Restructuring charges	8,323	12,206	18,311	23,038
Impairment charges (1)	—	—	4,270	—
Loss on refinancing and extinguishment of debt (2)	1,020	—	1,020	—
Secondary offering underwriting fees and other expenses (3)	—	—	—	6,500
Other	—	—	—	155
Adjusted EBITDA	$113,810	$108,580	$224,760	$212,113

(1)	Impairment charges related to fixed assets.

(2)	Loss on refinancing and extinguishment of debt related to the May 2017 amendment of the Term Loan Facility.

(3)	Fees and other expenses associated with the March 2016 secondary offering.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
As discussed in Part I, Item 2, “Management’s Discuss and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 15. “Common Stock” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report, we have approximately $91.9 million of repurchase authorization remaining under our ongoing common stock share repurchase program.
A summary of our shares of common stock repurchased during the three months ended June 30, 2017 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2017 through April 30, 2017	—	$—	—	$101.2
May 1, 2017 through May 31, 2017	—	$—	—	$101.2
June 1, 2017 through June 30, 2017	92,412	$100.85	92,409	$91.9
Total	92,412	$100.85	92,409	$91.9

(1)	Includes 3 shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Amended and Restated Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan

10.2 *
Amendment No. 2, dated as of May 2, 2017 to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate Holdco 1 LLC, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and the other lenders party thereto.

10.3 *	Transitional Services Agreement between Matthew W. Hardt and Cooper-Standard Holdings Inc. dated June 5, 2017.

10.4 *	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

10.5 *	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.6 *	Form of 2017 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 4, 2017	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1*	Amended and Restated Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan

10.2 *
Amendment No. 2, dated as of May 2, 2017 to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate Holdco 1 LLC, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and the other lenders party thereto.

10.3 *	Transitional Services Agreement between Matthew W. Hardt and Cooper-Standard Holdings Inc. dated June 5, 2017.

10.4 *	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

10.5 *	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.6 *	Form of 2017 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.