Form 10-Q
period 2017-09-30
Cooper-Standard Holdings Inc.
filed 2017-11-01
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017 there were 17,530,796 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2017

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$869,016	$855,656	$2,680,212	$2,597,457
Cost of products sold	718,187	690,984	2,187,058	2,101,000
Gross profit	150,829	164,672	493,154	496,457
Selling, administration & engineering expenses	94,145	92,368	267,883	268,498
Amortization of intangibles	3,432	3,457	10,563	9,974
Impairment charges	—	—	4,270	—
Restructuring charges	9,909	10,430	28,220	33,468
Other operating loss	—	—	—	155
Operating profit	43,343	58,417	182,218	184,362
Interest expense, net of interest income	(10,256)	(10,114)	(31,788)	(29,861)
Equity in earnings of affiliates	660	1,386	3,735	5,823
Loss on refinancing and extinguishment of debt	—	—	(1,020)	—
Other expense, net	(451)	(518)	(3,275)	(8,589)
Income before income taxes	33,296	49,171	149,870	151,735
Income tax expense	7,838	12,525	40,258	43,312
Net income	25,458	36,646	109,612	108,423
Net income attributable to noncontrolling interests	(818)	(284)	(2,810)	(549)
Net income attributable to Cooper-Standard Holdings Inc.	$24,640	$36,362	$106,802	$107,874

Earnings per share:
Basic	$1.39	$2.08	$6.01	$6.20
Diluted	$1.32	$1.94	$5.67	$5.77
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$25,458	$36,646	$109,612	$108,423
Other comprehensive income (loss):
Currency translation adjustment	16,535	2,663	41,204	12,330
Benefit plan liabilities adjustment, net of tax	3,963	(149)	1,235	(620)
Fair value change of derivatives, net of tax	(966)	1,881	617	(605)
Other comprehensive income, net of tax	19,532	4,395	43,056	11,105
Comprehensive income	44,990	41,041	152,668	119,528
Comprehensive income attributable to noncontrolling interests	(1,306)	(266)	(3,891)	(317)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$43,684	$40,775	$148,777	$119,211
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$372,984	$480,092
Accounts receivable, net	571,515	460,503
Tooling receivable	111,543	90,974
Inventories	179,470	146,449
Prepaid expenses	42,685	37,142
Other current assets	97,845	81,021
Total current assets	1,376,042	1,296,181
Property, plant and equipment, net	916,496	832,269
Goodwill	170,765	167,441
Intangible assets, net	72,060	81,363
Other assets	100,233	114,448
Total assets	$2,635,596	$2,491,702

Liabilities and Equity
Current liabilities:
Debt payable within one year	$32,448	$33,439
Accounts payable	491,202	475,426
Payroll liabilities	138,127	144,812
Accrued liabilities	123,955	105,665
Total current liabilities	785,732	759,342
Long-term debt	722,557	729,480
Pension benefits	178,406	172,950
Postretirement benefits other than pensions	56,876	54,225
Other liabilities	47,859	53,914
Total liabilities	1,791,430	1,769,911
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,602,827 shares issued and 17,596,621 shares outstanding as of September 30, 2017, and 19,686,917 shares issued and 17,690,611 outstanding as of December 31, 2016	17	17
Additional paid-in capital	513,609	513,934
Retained earnings	502,806	425,972
Accumulated other comprehensive loss	(200,588)	(242,563)
Total Cooper-Standard Holdings Inc. equity	815,844	697,360
Noncontrolling interests	28,322	24,431
Total equity	844,166	721,791
Total liabilities and equity	$2,635,596	$2,491,702
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2016	17,690,611	$17	$513,934	$425,972	$(242,563)	$697,360	$24,431	$721,791
Repurchase of common stock	(306,072)	—	(7,407)	(24,045)	—	(31,452)	—	(31,452)
Warrant exercises	50,145	—	836	—	—	836	—	836
Share-based compensation, net	161,937	—	6,246	(5,923)	—	323	—	323
Net income	—	—	—	106,802	—	106,802	2,810	109,612
Other comprehensive income	—	—	—	—	41,975	41,975	1,081	43,056
Balance as of September 30, 2017	17,596,621	$17	$513,609	$502,806	$(200,588)	$815,844	$28,322	$844,166
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$109,612	$108,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,850	81,725
Amortization of intangibles	10,563	9,974
Impairment charges	4,270	—
Share-based compensation expense	19,006	18,533
Equity in earnings of affiliates, net of dividends related to earnings	1,647	(2,801)
Loss on refinancing and extinguishment of debt	1,020	—
Other	14,706	1,396
Changes in operating assets and liabilities	(145,124)	(35,205)
Net cash provided by operating activities	104,550	182,045
Investing activities:
Capital expenditures	(137,446)	(116,788)
Acquisition of businesses, net of cash acquired	(478)	(37,478)
Cash from consolidation of joint venture	—	3,395
Proceeds from sale of fixed assets and other	1,236	156
Net cash used in investing activities	(136,688)	(150,715)
Financing activities:
Principal payments on long-term debt	(15,616)	(9,787)
Increase in short-term debt, net	6,070	1,703
Repurchase of common stock	(30,680)	(23,800)
Proceeds from exercise of warrants	836	2,498
Taxes withheld and paid on employees' share based payment awards	(11,949)	(11,979)
Other	(795)	101
Net cash used in financing activities	(52,134)	(41,264)
Effects of exchange rate changes on cash and cash equivalents	(22,836)	(7,880)
Changes in cash and cash equivalents	(107,108)	(17,814)
Cash and cash equivalents at beginning of period	480,092	378,243
Cash and cash equivalents at end of period	$372,984	$360,429
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2017 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU amended the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value. This new guidance has been adopted prospectively and had an immaterial impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies that modification accounting is required only if there is a change in the fair value, vesting conditions, or classification (as equity or liability) of a share-based payment award due to changes in the terms or conditions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance revises existing U.S. GAAP by requiring lessees to recognize right-of-use assets and lease liabilities for all leases (except for short-term leases). The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required with certain practical expedients available. The Company continues to perform a comprehensive evaluation on the impacts of adopting this standard and plans on adopting this ASU effective January 1, 2019. The Company believes this standard will primarily result in an increase in the assets and liabilities on its consolidated balance sheet and will not have a material impact on its consolidated income statement.
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
Several ASUs addressing revenue recognition have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The Company will adopt the guidance effective January 1, 2018, the standard’s effective date, using the modified retrospective method. Under this method, the cumulative effect of adopting the standard is recognized in equity at the date of initial application.
To assess the impact of the new standard, the Company developed a comprehensive project plan. This project plan includes analyzing the standard’s impact on customer contracts across the Company’s business segments, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the new standard’s requirements. The Company has substantially completed its assessment and does not expect that adopting the new standard will have a material impact on its consolidated financial statements. As a result, it expects to recognize substantially all of its revenue at a point in time, generally when products are either shipped or delivered. The Company will finalize its evaluation of the effect on its consolidated financial statements during the fourth quarter of 2017.
The Company has completed its evaluation of pre-production costs related to long-term supply arrangements, such as reimbursable tooling, and expects to continue accounting for pre-production costs in accordance with existing guidance. In addition, the Company’s internal control framework is not expected to significantly change. Instead, existing internal controls will be modified and augmented, as necessary. While implementing the new standard, the Company will continue to monitor FASB activities and interpretations of various non-authoritative industry groups for any possible impact on the Company’s findings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

2. Acquisitions
AMI Acquisition
In 2016, the Company acquired the North American fuel and brake business of AMI Industries (the “AMI Business”) for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of the AMI Business are included in the Company’s condensed consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North America segment. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $19,410 and goodwill of $7,175 in 2016. In the second quarter of 2017, the Company agreed to purchase the China fuel and brake business of AMI Industries, which is subject to regulatory approval.
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
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. The total estimated cost of this initiative, which is expected to be substantially completed by the end of 2017, is approximately $120,000 to $125,000, of which approximately $107,000 has been incurred to date. We expect to incur total employee separation costs of approximately $63,000 to $66,000, other related exit costs of approximately $56,000 to $58,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$2,503	$306	$3,320	$1,661
Europe	6,236	9,691	22,341	30,184
Asia Pacific	1,170	433	2,559	1,623
Total	$9,909	$10,430	$28,220	$33,468

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring activity for the nine months ended September 30, 2017 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2016	$21,927	$2,311	$24,238
Expense	14,991	13,229	28,220
Cash payments	(22,224)	(11,811)	(34,035)
Foreign exchange translation and other	1,769	450	2,219
Balance as of September 30, 2017	$16,463	$4,179	$20,642
4. Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Finished goods	$48,596	$43,511
Work in process	39,499	32,839
Raw materials and supplies	91,375	70,099
	$179,470	$146,449
5. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
Land and improvements	$72,737	$71,002
Buildings and improvements	293,257	265,824
Machinery and equipment	998,643	864,337
Construction in progress	184,991	153,924
	1,549,628	1,355,087
Accumulated depreciation	(633,132)	(522,818)
Property, plant and equipment, net	$916,496	$832,269
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 in the nine months ended September 30, 2017. Fair value was determined based on current real estate market conditions.
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2017 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441
Acquisition	—	236	—	236
Foreign exchange translation	240	1,259	1,589	3,088
Balance as of September 30, 2017	$122,236	$12,248	$36,281	$170,765
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2017 and December 31, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,680	$(83,044)	$52,636
Developed technology	9,144	(9,053)	91
Other	21,863	(2,530)	19,333
Balance as of September 30, 2017	$166,687	$(94,627)	$72,060

Customer relationships	$134,918	$(73,088)	$61,830
Developed technology	8,762	(8,386)	376
Other	20,965	(1,808)	19,157
Balance as of December 31, 2016	$164,645	$(83,282)	$81,363
7. Debt
A summary of outstanding debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Senior Notes	$393,505	$393,060
Term Loan	331,382	332,827
Other borrowings	30,118	37,032
Total debt	755,005	762,919
Less current portion	(32,448)	(33,439)
Total long-term debt	$722,557	$729,480
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on May 15, 2017.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2017 and December 31, 2016, the Company has $6,495 and $6,940 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
Term Loan Facility
Also in November 2016, the Company entered into Amendment No. 1 to its senior term loan facility (“Term Loan Facility”), which provides for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then-existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments, including the senior asset-based revolving credit facility (“ABL Facility”) to the extent commitments are reduced, not funded from proceeds of long-term indebtedness. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75%, plus 2.25% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then-current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%), plus 1.25% per annum. As a result of the amendment, the Company recognized a loss on refinancing and extinguishment of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

debt of $1,020 in the second quarter of 2017, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
As of September 30, 2017 and December 31, 2016, the Company had $3,689 and $4,352 of unamortized debt issuance costs, respectively, and $2,379 and $2,821 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of September 30, 2017, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $197,074 in availability, less outstanding letters of credit of $8,542.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of September 30, 2017 and December 31, 2016, the Company had $1,440 and $1,706, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of September 30, 2017.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016	Input
Forward foreign exchange contracts - other current assets	$888	$764	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,140)	(535)	Level 2
Interest rate swaps - accrued liabilities	(1,090)	(2,458)	Level 2
Interest rate swaps - other liabilities	—	(661)	Level 2
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
Items Not Carried At Fair Value
Fair values of the Company’s debt instruments were as follows:

	September 30, 2017	December 31, 2016
Aggregate fair value	$746,746	$735,850
Aggregate carrying value (1)	737,450	740,000
(1) Excludes unamortized debt issuance costs and unamortized original issue discount.
Fair values were based on quoted market prices and are classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivative instruments as cash flow hedges in order to qualify for hedge accounting. Gains or losses on derivative instruments resulting from hedge ineffectiveness are reported in earnings.
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
Cash Flow Hedges
Forward Foreign Exchange Contracts—The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

the Brazilian Real. As of September 30, 2017, the notional amount of these contracts was $107,053 and consisted of hedges of transactions up to September 2018.
Interest rate swaps - The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of September 30, 2017, the notional amount of these contracts was $150,000, with maturities through September 2018. The fair market value of all outstanding interest rate swap contracts is subject to change due to fluctuations in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in AOCI were as follows:

	Gain (Loss) Recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Forward foreign exchange contracts	$(763)	$854	$1,860	$(3,384)
Interest rate swaps	22	131	(27)	(2,123)
Total	$(741)	$985	$1,833	$(5,507)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Three Months Ended September 30,
	Classification	2017	2016	2017	2016
Forward foreign exchange contracts	Cost of products sold	$915	$(769)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(570)	(803)	107	—
Total		$345	$(1,572)	$107	$—

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Nine Months Ended September 30,
	Classification	2017	2016	2017	2016
Forward foreign exchange contracts	Cost of products sold	$2,371	$(2,380)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(2,048)	(2,393)	284	—
Total		$323	$(4,773)	$284	$—
The amount of losses to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $1,090.
9. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through third party financial institutions with and without recourse. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. The Company continues to service the receivables. These are permitted transactions under the Company’s credit agreement governing the ABL Facility, the Term Loan Facility and the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of net income. Receivables sold with recourse are accounted for as secured borrowings and are recorded in debt payable within one year, and receivables are pledged equal to the balance of the borrowings. Receivables sold without recourse are accounted for as true sales and are excluded from accounts receivable in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Amounts outstanding under receivable transfer agreements entered into by various locations were as follows:

	September 30, 2017	December 31, 2016
Without recourse	$62,594	$56,936
With recourse	5,018	5,258
Accounts receivable factored and related costs were as follows:

	Without Recourse				With Recourse
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Accounts receivable factored	$98,244	$120,220	$390,354	$381,190	$6,326	$7,550	$20,432	$18,078
Costs	452	391	1,517	1,286	29	55	74	185
Repurchase of accounts receivable
During the three months ended September 30, 2017, the Company repurchased $12,043 of its accounts receivable in Europe that were previously sold to certain third party financial institutions through receivable purchase agreements. In addition, the Company repurchased $19,378 of its receivables in Europe in October 2017. The repurchases were made as part of the Company’s transition to a pan-European program under a single third party financial institution, which is expected to be completed in the fourth quarter of 2017.
10. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the three and nine months ended September 30, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$204	$1,018	$202	$861
Interest cost	2,925	1,140	3,145	1,267
Expected return on plan assets	(4,003)	(694)	(3,959)	(788)
Amortization of prior service cost and actuarial loss	468	760	429	555
Settlement	—	5,717	—	—
Net periodic benefit (income) cost	$(406)	$7,941	$(183)	$1,895

	Pension Benefits
	Nine Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$612	$2,926	$606	$2,575
Interest cost	8,775	3,268	9,435	3,805
Expected return on plan assets	(12,009)	(2,001)	(11,877)	(2,367)
Amortization of prior service cost and actuarial loss	1,404	2,171	1,287	1,664
Settlement	—	5,717	—	—
Net periodic benefit (income) cost	$(1,218)	$12,081	$(549)	$5,677

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$79	$110	$90	$94
Interest cost	324	179	346	172
Amortization of prior service credit and actuarial gain	(479)	(4)	(507)	(16)
Other	1	—	1	—
Net periodic benefit (income) cost	$(75)	$285	$(70)	$250

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$237	$316	$270	$280
Interest cost	972	516	1,038	510
Amortization of prior service credit and actuarial gain	(1,437)	(12)	(1,521)	(47)
Other	3	—	3	—
Net periodic benefit (income) cost	$(225)	$820	$(210)	$743
U.K Pension Settlement
During 2016, the Company undertook an initiative to de-risk pension obligations in the U.K. by purchasing a bulk annuity policy designed to match the liabilities of the plan, and subsequently entered into a wind-up process. During the three months ended September 30, 2017, the Company completed the wind-up process, resulting in a non-cash settlement charge of $5,717 and administrative expenses of $185, both of which are recorded in selling, administration & engineering expenses in the condensed consolidated statements of net income. As a result of the settlement, the Company’s overall projected benefit obligation as of December 31, 2016 was reduced by $17,100.
Contributions
The Company made a discretionary contribution of $3,500 to its U.S. pension plan in the three months ended September 30, 2017.
11. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency losses	$(1,455)	$(331)	$(4,033)	$(2,035)
Secondary offering underwriting fees	—	—	—	(5,900)
Losses on sales of receivables	(221)	(207)	(781)	(674)
Miscellaneous income	1,225	20	1,539	20
Other expense, net	$(451)	$(518)	$(3,275)	$(8,589)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Income tax expense, income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	$7,838	$12,525	$40,258	$43,312
Income before income taxes	33,296	49,171	149,870	151,735
Effective tax rate	24%	25%	27%	29%
The effective tax rate for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was lower primarily due to nonrecurring discrete items, including the impact of participating in a foreign tax amnesty program, recorded in the three and nine months ended September 30, 2017. The income tax rate for the three and nine months ended September 30, 2017 varies from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Cooper-Standard Holdings Inc.	$24,640	$36,362	$106,802	$107,874
Increase in fair value of share-based awards	—	37	—	49
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$24,640	$36,399	$106,802	$107,923

Basic weighted average shares of common stock outstanding	17,703,660	17,469,156	17,769,808	17,388,541
Dilutive effect of common stock equivalents	976,858	1,291,507	1,068,479	1,315,037
Diluted weighted average shares of common stock outstanding	18,680,518	18,760,663	18,838,287	18,703,578

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.39	$2.08	$6.01	$6.20

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.32	$1.94	$5.67	$5.77
Approximately 107,000 securities were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016, net of related tax, were as follows:

	Three Months Ended September 30, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of June 30, 2017	$(119,405)		$(100,340)		$113		$(219,632)
Other comprehensive income (loss) before reclassifications	16,047	(1)	(1,714)	(2)	(619)	(3)	13,714
Amounts reclassified from accumulated other comprehensive income (loss)	—		5,677	(4)	(347)	(5)	5,330
Balance as of September 30, 2017	$(103,358)		$(96,377)		$(853)		$(200,588)

(1)	Includes $4,314 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $130.

(3)	Net of tax benefit of $122. See Note 8.

(4)	Includes losses related to the U.K. pension settlement of $6,288 and actuarial losses of $901, offset by prior service credits of $84, net of tax of $1,428. See Note 10.

(5)	Net of tax expense of $105. See Note 8.

	Three Months Ended September 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of June 30, 2016	$(120,780)		$(84,595)		$(4,766)		$(210,141)
Other comprehensive income (loss) before reclassifications	2,681	(1)	(497)	(2)	828	(3)	3,012
Amounts reclassified from accumulated other comprehensive income (loss)	—		348	(4)	1,053	(5)	1,401
Balance as of September 30, 2016	$(118,099)		$(84,744)		$(2,885)		$(205,728)

(1)	Includes $511 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax expense of $46.

(3)	Net of tax expense of $157. See Note 8.

(4)	Includes actuarial losses of $555, offset by prior service credits of $79, net of tax of $128. See Note 10.

(5)	Net of tax benefit of $519. See Note 8.

	Nine Months Ended September 30, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	40,123	(1)	(5,428)	(2)	1,242	(3)	35,937
Amounts reclassified from accumulated other comprehensive income (loss)	—		6,663	(4)	(625)	(5)	6,038
Balance as of September 30, 2017	$(103,358)		$(96,377)		$(853)		$(200,588)

(1)	Includes $10,484 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $189.

(3)	Net of tax expense of $591. See Note 8.

(4)	Includes losses related to the U.K. pension settlement of $6,288 and actuarial losses of $2,443, offset by prior service credits of $248, net of tax of $1,820. See Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

(5)	Net of tax benefit of $18. See Note 8.

	Nine Months Ended September 30, 2016
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2015	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	12,562	(1)	(1,638)	(2)	(3,803)	(3)	7,121
Amounts reclassified from accumulated other comprehensive income (loss)	—		1,018	(4)	3,198	(5)	4,216
Balance as of September 30, 2016	$(118,099)		$(84,744)		$(2,885)		$(205,728)

(1)	Includes $9,699 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $122.

(3)	Net of tax benefit of $1,704. See Note 8.

(4)	Includes actuarial losses of $1,636 offset by prior service credits of $246, net of tax of $372. See Note 10.

(5)	Net of tax benefit of $1,575. See Note 8.
15. Common Stock
Share Repurchase Program and Secondary Offering
In March 2016, the Company’s Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125,000 of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. During the nine months ended September 30, 2017, the Company repurchased 306,072 shares at an average purchase price of $102.76 per share, excluding commissions, for a total cost of $31,452, of which $30,680 was settled in cash as of September 30, 2017.
In March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred for the nine months ended September 30, 2016, which is included in other expense, net in the condensed consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services for the nine months ended September 30, 2016, which is included in selling, administration & engineering expenses in the condensed consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
As of September 30, 2017, the Company had approximately $69,700 of repurchase authorization remaining under the Program.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PUs	$4,327	$4,635	$9,171	$9,953
RSUs	2,052	2,052	6,896	5,805
Stock options	933	953	2,939	2,775
Total	$7,312	$7,640	$19,006	$18,533
17. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales(1)	$8,288	$9,029	$26,124	$26,027
Purchases(1)	186	170	580	365
Dividends received(2)	—	—	5,382	3,022
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of September 30, 2017 and December 31, 2016 were $3,789 and $4,078, respectively.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of the Selling Stockholders as defined in Note 15. “Common Stock.”
18. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4,742 and $5,490, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
The Company is participating in a voluntary foreign tax amnesty program, which allows for the settlement of certain tax matters at reduced amounts. During the three months ended September 30, 2017, the Company incurred charges of $3,121, of which $2,886 was a non-cash charge offset by the utilization of tax net operating loss carryforwards, resulting in a net $235 expense impact to net income. The Company does not expect to incur additional material losses under this program, however the settlement of these tax matters is outstanding and the outcome of the program is uncertain.

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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales to external customers
North America	$437,406	$450,795	$1,403,270	$1,361,183
Europe	254,399	242,773	776,346	794,411
Asia Pacific	148,493	137,174	421,926	380,483
South America	28,718	24,914	78,670	61,380
Consolidated	$869,016	$855,656	$2,680,212	$2,597,457

Intersegment sales
North America	$3,285	$3,409	$10,108	$9,908
Europe	3,861	3,600	11,188	10,081
Asia Pacific	1,566	1,426	3,876	3,925
South America	2	1	11	5
Eliminations	(8,714)	(8,436)	(25,183)	(23,919)
Consolidated	$—	$—	$—	$—

Segment profit (loss)
North America	$44,214	$55,031	$170,971	$169,857
Europe	(9,024)	(5,632)	(20,633)	(7,510)
Asia Pacific	3,050	3,037	11,036	6,073
South America	(4,944)	(3,265)	(11,504)	(16,685)
Consolidated income before income taxes	$33,296	$49,171	$149,870	$151,735

	September 30, 2017	December 31, 2016
Segment assets
North America	$1,030,321	$985,809
Europe	648,588	582,385
Asia Pacific	653,688	611,849
South America	57,794	46,125
Eliminations and other	245,205	265,534
Consolidated	$2,635,596	$2,491,702

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.
In North America, while the U.S. economy has been relatively stable, market indicators show signs of softening consumer demand. The mix of vehicles produced continues to shift away from passenger cars into crossover utility vehicles and light trucks.
In Europe, the continuing economic recovery is driving increased demand for light vehicles. Certain countries within the European region are faced with an uncertain and potentially volatile geopolitical climate, which could impact consumer confidence and economic growth.
The Chinese government continues to manage the nation’s economy with a goal of sustaining growth. Overall economic growth, consumer preferences and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year over year.
Finally, due to continued volatility in Brazil, we remain cautious about consumer confidence and vehicle demand in this region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. New vehicle demand is driven by macroeconomic and other factors, such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. The industry could face uncertainties that may adversely impact consumer demand for vehicles as well as the future production environment.
In North America, light vehicle inventory in the U.S. had risen significantly above normalized levels at the end of the second quarter of 2017. Production cuts by OEMs in the third quarter of 2017 were successful in bringing inventory closer to normalized levels and more aligned with consumer demand. Even in view of lower inventory levels, we expect overall light vehicle production in the fourth quarter of 2017 to be slightly lower than in the fourth quarter of 2016, driven largely by continued lower production of passenger cars. European light vehicle production has seen modest year-over-year growth through the first three quarters of 2017 and we expect this trend to continue through the fourth quarter of 2017. In Asia Pacific, we expect light vehicle production to continue to grow sequentially at modest levels through the remainder of 2017, driven mainly by China.

Light vehicle production in certain regions for the three and nine months ended September 30, 2017 and 2016 was:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2017(1)	2016(1)	% Change	2017(1)	2016(1)	% Change
North America	4.0	4.4	(9.7)%	13.0	13.5	(3.7)%
Europe	5.0	4.7	5.2%	16.6	16.2	2.4%
Asia Pacific(2)	11.9	11.5	3.5%	36.0	34.7	3.6%
South America	0.9	0.7	26.1%	2.4	2.0	20.9%

(1)	Production data based on IHS Automotive, October 2017.

(2)	Includes Greater China units of 6.4 for both the three months ended September 30, 2017 and 2016, and 19.5 and 19.0 for the nine months ended September 30, 2017 and 2016, respectively.
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
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in pressure on suppliers for price reductions, reducing the overall profitability of the industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, including hybrid and electric vehicle architectures.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollar amounts in thousands)
Sales	$869,016	$855,656	$13,360	$2,680,212	$2,597,457	$82,755
Cost of products sold	718,187	690,984	27,203	2,187,058	2,101,000	86,058
Gross profit	150,829	164,672	(13,843)	493,154	496,457	(3,303)
Selling, administration & engineering expenses	94,145	92,368	1,777	267,883	268,498	(615)
Amortization of intangibles	3,432	3,457	(25)	10,563	9,974	589
Impairment charges	—	—	—	4,270	—	4,270
Restructuring charges	9,909	10,430	(521)	28,220	33,468	(5,248)
Other operating loss	—	—	—	—	155	(155)
Operating profit	43,343	58,417	(15,074)	182,218	184,362	(2,144)
Interest expense, net of interest income	(10,256)	(10,114)	(142)	(31,788)	(29,861)	(1,927)
Equity in earnings of affiliates	660	1,386	(726)	3,735	5,823	(2,088)
Loss on refinancing and extinguishment of debt	—	—	—	(1,020)	—	(1,020)
Other expense, net	(451)	(518)	67	(3,275)	(8,589)	5,314
Income before income taxes	33,296	49,171	(15,875)	149,870	151,735	(1,865)
Income tax expense	7,838	12,525	(4,687)	40,258	43,312	(3,054)
Net income	25,458	36,646	(11,188)	109,612	108,423	1,189
Net income attributable to noncontrolling interests	(818)	(284)	(534)	(2,810)	(549)	(2,261)
Net income attributable to Cooper-Standard Holdings Inc.	$24,640	$36,362	$(11,722)	$106,802	$107,874	$(1,072)
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
Sales. Sales for the three months ended September 30, 2017 increased $13.4 million, or 1.6%, compared to the three months ended September 30, 2016, primarily driven by the acquisition of AMI Industries’ fuel and brake business, consolidation of a previously unconsolidated joint venture and favorable foreign exchange, partially offset by customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the three months ended September 30, 2017 increased $27.2 million, or 3.9%, compared to the three months ended September 30, 2016. Cost of products sold was impacted by commodity price pressures, transactional foreign exchange pressure, general inflation and acquisitions. These items were partially offset by continuous improvement and material cost savings. Materials comprise the largest component of our cost of products sold and represented approximately 50% of the total cost of products sold for the three months ended September 30, 2017 and 2016, respectively.
Gross Profit. Gross profit for the three months ended September 30, 2017 decreased $13.8 million, or 8.4%, compared to the three months ended September 30, 2016. As a percentage of sales, gross profit was 17.4% and 19.2% for the three months ended September 30, 2017 and 2016, respectively. The decrease in gross profit was driven primarily by customer price reductions, commodity price pressures, and unfavorable vehicle production mix. These items were partially offset by continuous improvement, and material cost savings.
Selling, Administration and Engineering. Selling, administration and engineering expense for the three months ended September 30, 2017 was $94.1 million, or 10.8% of sales, compared to $92.4 million, or 10.8% of sales, for the three months ended September 30, 2016. Selling, administration and engineering expense for the three months ended September 30, 2017 increased as a result of non-cash settlement charges relating to the wind-up of our U.K. pension plan of $5.7 million and investments to support growth and innovation, partially offset by lower compensation related costs.
Restructuring. Restructuring charges for the three months ended September 30, 2017 decreased $0.5 million compared to the three months ended September 30, 2016. The decrease was primarily driven by lower restructuring expenses related to our

European initiatives of $3.4 million, partially offset by higher restructuring charges attributed to North America and Asia Pacific of $2.9 million.
Other Expense, Net. Other expense for the three months ended September 30, 2017 decreased $0.1 million compared to the three months ended September 30, 2016, primarily due to other miscellaneous income, partially offset by increased foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended September 30, 2017 was $7.8 million on earnings before income taxes of $33.3 million. This compares to income tax expense of $12.5 million on earnings before income taxes of $49.2 million for the same period of 2016. The effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was lower primarily due to nonrecurring discrete items, including the impact of participating in a foreign tax amnesty program, recorded in the three months ended September 30, 2017. The income tax rate for the three months ended September 30, 2017 varied from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
Sales. Sales for the nine months ended September 30, 2017 increased $82.8 million, or 3.2%, compared to the nine months ended September 30, 2016, primarily due to improved volume and mix in all regions, the acquisition of AMI Industries’ fuel and brake business and consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions and unfavorable foreign exchange.
Cost of Products Sold. Cost of products sold for the nine months ended September 30, 2017 increased $86.1 million, or 4.1%, compared to the nine months ended September 30, 2016. Cost of products sold increased primarily due to inflation, commodity price pressures, higher production volumes and acquisitions. These items were partially offset by continuous improvement and material cost savings. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 50% of the total cost of products sold for the nine months ended September 30, 2017 and 2016, respectively.
Gross Profit. Gross profit for the nine months ended September 30, 2017 decreased $3.3 million, or 0.7%, compared to the nine months ended September 30, 2016. The decrease in gross profit was driven primarily by inflation, commodity price pressures and unfavorable vehicle production mix. As a percentage of sales, gross profit was 18.4% and 19.1% for the nine months ended September 30, 2017 and 2016, respectively.
Selling, Administration and Engineering. Selling, administration and engineering expense for the nine months ended September 30, 2017 was $267.9 million or 10.0% of sales, compared to $268.5 million, or 10.3% of sales, for the nine months ended September 30, 2016. Selling, administration and engineering expense for the nine months ended September 30, 2017 was favorable as a result of lower compensation related costs, partially offset by non-cash settlement charges relating to the wind-up of our U.K. pension plan of $5.7 million, and investments to support growth and innovation.
Impairment charges. Impairment charges of $4.3 million for the nine months ended September 30, 2017 resulted from our decision to divest two of our inactive European sites based on current real estate market conditions.
Restructuring. Restructuring charges for the nine months ended September 30, 2017 decreased $5.2 million compared to the nine months ended September 30, 2016. The decrease was primarily driven by lower expenses related to our European initiatives of $7.8 million, partially offset by higher restructuring charges attributed to North America and Asia Pacific of $2.6 million.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2017 increased $1.9 million compared to the nine months ended September 30, 2016, which resulted primarily from higher interest rates related to the new Senior Notes.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt of $1.0 million for the nine months ended September 30, 2017 resulted from the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the amendment of the Term Loan Facility.
Other Expense, Net. Other expense for the nine months ended September 30, 2017 decreased $5.3 million compared to the nine months ended September 30, 2016. The decrease was primarily due to the nonrecurrence of underwriting fees related to the secondary offering of $5.9 million recorded in the nine months ended September 30, 2016 and other miscellaneous income, partially offset by increased foreign currency losses.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2017 was $40.3 million on earnings before income taxes of $149.9 million. This compares to income tax expense of $43.3 million on earnings before income taxes of $151.7 million for the same period of 2016. The effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was lower primarily due to nonrecurring discrete items, including the impact of participating in a foreign tax amnesty program, recorded in the nine months ended September 30, 2017. The income tax rate for the nine months ended September 30, 2017 varied from statutory rates primarily due to the impact of income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Segment Results of Operations
The following table presents sales and segment profit (loss) for each of the reportable segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(dollar amounts in thousands)
Sales to external customers
North America	$437,406	$450,795	$(13,389)	$1,403,270	$1,361,183	$42,087
Europe	254,399	242,773	11,626	776,346	794,411	(18,065)
Asia Pacific	148,493	137,174	11,319	421,926	380,483	41,443
South America	28,718	24,914	3,804	78,670	61,380	17,290
Consolidated	$869,016	$855,656	$13,360	$2,680,212	$2,597,457	$82,755

Segment profit (loss)
North America	$44,214	$55,031	$(10,817)	$170,971	$169,857	$1,114
Europe	(9,024)	(5,632)	(3,392)	(20,633)	(7,510)	(13,123)
Asia Pacific	3,050	3,037	13	11,036	6,073	4,963
South America	(4,944)	(3,265)	(1,679)	(11,504)	(16,685)	5,181
Consolidated income before income taxes	$33,296	$49,171	$(15,875)	$149,870	$151,735	$(1,865)
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016
North America. Sales for the three months ended September 30, 2017 decreased $13.4 million, or 3.0%, compared to the three months ended September 30, 2016, primarily due to decreased volume and unfavorable mix and customer price reductions, partially offset by the acquisition of AMI Industries’ fuel and brake business. Segment profit for the three months ended September 30, 2017 decreased by $10.8 million, primarily due to lower volume and unfavorable mix, customer price reductions, and continued investments to support innovation, partially offset by operational efficiencies and net material cost savings.
Europe. Sales for the three months ended September 30, 2017 increased $11.6 million, or 4.8%, compared to the three months ended September 30, 2016, primarily due to favorable foreign exchange and improved volume and mix. Segment loss for the three months ended September 30, 2017 increased by $3.4 million, primarily due to non-cash settlement charges relating to the wind-up of our U.K. pension plan of $5.7 million and commodity price pressures, partially offset by lower restructuring expense, improved volume and mix and operational efficiencies, including restructuring savings.
Asia Pacific. Sales for the three months ended September 30, 2017 increased $11.3 million, or 8.3%, compared to the three months ended September 30, 2016, primarily due to improved volume and mix and the consolidation of a previously unconsolidated joint venture, partially offset by customer price reductions. Segment profit for the three months ended September 30, 2017 was flat compared to the three months ended September 20, 2016. Continuous improvement and material cost savings were offset by customer price reductions, wage inflation, and higher engineering costs to support growth in the region.
South America. Sales for the three months ended September 30, 2017 increased $3.8 million, or 15.3%, compared to the three months ended September 30, 2016, primarily due to improved volume and mix and favorable foreign exchange, partially offset by customer price reductions. Segment loss for the three months ended September 30, 2017 increased by $1.7 million primarily due to a $3.1 million pre-tax charge for costs associated with a foreign tax amnesty program, of which $0.2 million was paid in cash, and customer price reductions, partially offset by continuous improvement, volume and mix.
Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
North America. Sales for the nine months ended September 30, 2017 increased $42.1 million, or 3.1%, compared to the nine months ended September 30, 2016, primarily due to improved volume and mix and the acquisition of AMI Industries’ fuel and brake business, partially offset by customer price reductions. Segment profit for the nine months ended September 30, 2017 increased by $1.1 million, primarily due to continuous improvement, net material cost savings, favorable foreign exchange and acquisitions, partially offset by customer price reductions, the impact of vehicle production mix and continued investments to support innovation.
Europe. Sales for the nine months ended September 30, 2017 decreased $18.1 million, or 2.3%, compared to the nine months ended September 30, 2016, primarily due to customer price reductions and unfavorable foreign exchange, partially offset by improvement in volume and mix. Segment loss for the nine months ended September 30, 2017 increased by $13.1 million, primarily due to non-cash settlement charges relating to the wind-up of our U.K. pension plan of $5.7 million, impairment charges recorded in the first quarter of 2017, customer price reductions, commodity price pressure, product mix and foreign exchange, partially offset by lower restructuring expense and operational efficiencies, including restructuring savings.
Asia Pacific. Sales for the nine months ended September 30, 2017 increased $41.4 million, or 10.9% compared to the nine months ended September 30, 2016, primarily due to the consolidation of a previously unconsolidated joint venture and improved volume and mix, partially offset by unfavorable foreign exchange and customer price reductions. Segment profit for the nine months ended September 30, 2017 increased by $5.0 million primarily driven by continuous improvement and material cost savings, partially offset by customer price reductions, higher engineering costs to support growth in the region and wage inflation.
South America. Sales for the nine months ended September 30, 2017 increased $17.3 million, or 28.2%, compared to the nine months ended September 30, 2016, primarily due to improved volume and mix and favorable foreign exchange. Segment loss for the nine months ended September 30, 2017 improved by $5.2 million primarily due to continuous improvement and net material cost savings and improved volume and mix, partially offset by a $3.1 million pre-tax charge for costs associated with a foreign tax amnesty program, of which $0.2 million was paid in cash.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash provided by operations was $104.6 million for the nine months ended September 30, 2017, compared to $182.0 million for the nine months ended September 30, 2016. The change was primarily driven by an increase in receivables due to customer payment timing and repurchase of receivables as part of the transition to a pan-European factoring program, increased inventory and higher payments related to incentive compensation, partially offset by increased cash earnings and reduced cash paid for restructuring and taxes.
Investing Activities. Net cash used in investing activities was $136.7 million for the nine months ended September 30, 2017, compared to $150.7 million for the nine months ended September 30, 2016. Cash used in investing activities consisted primarily of capital spending of $137.4 million and $116.8 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2017.
Financing Activities. Net cash used in financing activities totaled $52.1 million for the nine months ended September 30, 2017, compared to $41.3 million for the nine months ended September 30, 2016. The increase was primarily due to increased repurchase activity under our share repurchase program, certain paydowns of foreign bank loans in 2017 and decreased warrant exercises.
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
In March 2016, we purchased $23.8 million of our common stock (350,000 shares at $68.00 per share) from the Selling Stockholders (as described in Note 15. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report). In 2017, we repurchased $31.5 million of our common stock (306,072 shares at an average purchase price of $102.76 per share, excluding commissions) in the open market, of which $30.7 million was settled in cash during the nine months ended September 30, 2017. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at our discretion. As of September 30, 2017, we have approximately $69.7 million of repurchase authorization remaining under the Program.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$24,640	$36,362	$106,802	$107,874
Income tax expense	7,838	12,525	40,258	43,312
Interest expense, net of interest income	10,256	10,114	31,788	29,861
Depreciation and amortization	34,368	31,325	99,413	91,699
EBITDA	$77,102	$90,326	$278,261	$272,746
Restructuring charges	9,909	10,430	28,220	33,468
Settlement charges (1)	5,902	—	5,902	—
Foreign tax amnesty program (2)	3,121	—	3,121	—
Impairment charges (3)	—	—	4,270	—
Loss on refinancing and extinguishment of debt (4)	—	—	1,020	—
Secondary offering underwriting fees and other expenses (5)	—	—	—	6,500
Other	—	—	—	155
Adjusted EBITDA	$96,034	$100,756	$320,794	$312,869

(1)	Non-cash settlement charges of $5.7 million and administrative fees of $0.2 million relating to the U.K. pension plan.

(2)	Relates to indirect taxes recorded in cost of products sold.

(3)	Impairment charges related to fixed assets.

(4)	Loss on refinancing and extinguishment of debt related to the May 2017 amendment of the Term Loan Facility.

(5)	Fees and other expenses associated with the March 2016 secondary offering.
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2017.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
As discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 15. “Common Stock” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report, we have approximately $69.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program.
A summary of our shares of common stock repurchased during the three months ended September 30, 2017 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2017 through July 31, 2017	71,671	$103.63	71,663	$84.5
August 1, 2017 through August 31, 2017	76,038	$100.56	76,000	$76.8
September 1, 2017 through September 30, 2017	66,003	$107.02	66,000	$69.7
Total	213,712	$103.58	213,663	$69.7

(1)	Includes 49 shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 1, 2017	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.