Form 10-K
period 2017-12-31
Cooper-Standard Holdings Inc.
filed 2018-02-20
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-36127

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2017 was $1,361,808,044.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 9, 2018 was 17,914,599 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 32,000 employees, including over 5,000 contingent workers, with 124 facilities in 20 countries. The Company is dedicated to four product lines. Based on this focused approach, we believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 92 manufacturing locations and 32 design, engineering, administrative and logistics locations.
The Company has four operating segments: North America, Europe, Asia Pacific and South America. This operating structure allows us to offer our full portfolio of products and support our regional and global customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing operational restructuring and expansion initiatives to improve competitiveness, primarily related to footprint optimization in Europe and expansion in Asia. See “Segment Results of Operations” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22. “Business Segments” to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”) for further information on our segments.
Approximately 85% of our sales in 2017 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in India and China. The remaining 15% of our 2017 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive manufacturers, and replacement market distributors. The Company’s products can be found on over 450 nameplates globally.
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
We continued strategic acquisitions and partnerships in 2014 and 2015 with the acquisition of Cikautxo Borja, S.L.U. in Spain, a manufacturer of heating and cooling hoses; the purchase of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing our equity ownership to 95% and positioning the Company as a leader in sealing systems in the Chinese automotive market; the formation of a joint venture with Polyrub Extrusions (India) Private Limited to grow the Company’s fluid transfer systems business in Asia; and a joint venture with INOAC Corporation of Japan accelerating our fluid transfer systems strategy in Asia. In 2016, we acquired the North American fuel and brake business of AMI Industries to expand the Company’s fuel and brake business. We also gained control of our China-based joint venture, Shenya Sealing (Guangzhou) Company Limited. In 2017, the Company agreed to purchase the China fuel and brake business of AMI Industries, which was finalized in the first quarter of 2018.
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

Cooper Standard’s global alignment around these strategic pillars continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company implemented the CSOS to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world.
CSOS consists of the following areas, with a strategic focus that aligns with the Company’s growth strategy:

CSOS Function	Strategic Focus
World-Class Safety	Implement globally consistent measurement system with zero incidents goal.
World-Class Operations	Optimize global performance by implementing best business practices across the organization.
Continuous Improvement	Implement lean manufacturing tools across all facilities to achieve cost savings and increased performance.
Global Purchasing	Develop strategic supply base to effectively leverage scale and optimize supplier quality.
Innovation Management	Focused innovation processes to create breakthrough technologies for market differentiation.
Global Program Management	Ensure consistent and flawless product launch process across all regions.
Product Engineering	Ensure global best practice tools are utilized to design optimized products and processes.
IT Systems	Implement common systems to effectively communicate information throughout the business.

As part of its world-class operations, Cooper Standard operates Global Councils focused on information technology, engineering, innovation, commercial and manufacturing initiatives. These councils allow Cooper Standard to better leverage the scale of the Company while also identifying best practices and transferring them around the world.
Leverage Technology and Material Science for Innovative Solutions
We utilize our technical and material science expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of material science for enhanced vehicle performance. We believe our reputation for successful innovation in product design and materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.
Cooper Standard has evolved and further energized its approach to innovation with its i3 Innovation Process (Imagine, Initiate, Innovate). This approach is used as a mechanism to capture ideas from across our Company and supply partners while promoting a culture of innovation. Ideas are carefully evaluated by a global technology council and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on breakthrough ideas. This team is developing game-changing technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. In fact, our culture of innovation enables Cooper Standard to innovate in areas of the vehicle that haven’t been touched in decades. These breakthrough innovations have resulted in over $450 million in booked sales in the last two years. With a continuous stream of new ideas flowing through our pipeline, we see our ability to bring breakthrough innovations to market as a clear and sustainable advantage and a value driver for our stakeholders.
Among recently announced technologies is Fortrex™, a revolutionary material that provides higher performance and lower weight to weather seals. Fortrex™ was named a 2018 PACE finalist with final judging expected to conclude in April of 2018. Several other significant technologies, especially related to advanced materials, processing and weight reduction, have recently been realized. These include: MagAlloy™, a new processing technology for brake lines that increases long term durability through superior corrosion resistance; and ArmorHose™, a breakthrough technology which results in significantly more durable coolant hoses and eliminates the need for separate abrasion sleeves on under-hood hose assemblies.
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
Industry
The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs. The business and industrial environment in each region also plays a role in vehicle demand as it relates to fleet vehicle sales and industrial use vehicles such as light and heavy trucks.
OEMs compete for market share in a variety of ways including pricing and incentives, the development of new, more attractive models, branding and advertising, and the ability to customize vehicle features and options to meet specific customer needs or demands. They rely heavily on thousands of specialized suppliers to provide the many distinct components and systems that comprise the modern vehicle. They also rely on these automotive suppliers to develop technological innovations that will help them meet consumer demands as well as regulatory requirements.
The automotive supplier industry is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. But it is also a highly competitive industry. The criteria by which OEMs judge automotive suppliers include quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies have been the most successful.
The technology of today’s vehicles is evolving rapidly. The evolution is being driven by many factors including consumer values and social behaviors, a competitive drive for differentiation, regulatory requirements and safety. Adapting new non-automotive technologies for automotive applications is also an important factor. Examples include but are not limited to wireless communications and connectivity, computers and data mining, artificial intelligence, autonomy and mobility, among others. While these types of technical innovations are garnering a lot of attention, and deservedly so, there are opportunities to add value through innovation in virtually all categories of automotive components and systems. Cooper Standard is continuing to focus on innovations for our customers that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance and simplify the manufacturing and assembly process. These are innovations that can be applicable and valuable to virtually any vehicle or vehicle manufacturer.
Markets Served
Our core business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the light vehicle market. This is our largest market and accounts for approximately 97% of our global sales.
Adjacent Markets
In addition to the global light vehicle market, we also have dedicated sales and engineering teams in North America and Europe to leverage core product technology into near adjacent markets to profitably grow Cooper Standard through our Industrial and Specialty Group and in non-automotive markets.
With a focus on industry segments such as commercial trucks, agricultural equipment and construction, we see an addressable market of over $2 billion and an opportunity to further diversify our revenue and profit base. Some of our traditional products, as well as our innovative technologies are very well suited to these markets. We believe these market segments represent near-term opportunities for high margin growth.
Further, we have implemented a strategy to leverage some of our material science in adjacent non-automotive markets through licensing agreements or the sale of material compounds. The initial focus of this business model is our Fortrex™ material technology. Fortrex™ is highly adaptable and we believe it has the potential to add significant value in many product categories and industries beyond the automotive industry. This adjacent market business is new. In 2017 we signed one license agreement with a partner in Japan. Sales under this agreement are expected to begin in the third quarter of 2018. We expect to make further investments in this business in 2018 to accelerate its roll-out and development. We also expect to conclude negotiations with a number of potential new licensee/partners in 2018.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the approximate percentage of sales to our top customers for the years ended December 31, 2017, 2016 and 2015:
Our other customers include OEMs such as Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in India and China. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Segment Information
See Note 22. “Business Segments” to the consolidated financial statements for segment information.

Products
We have four distinct product lines. These products are produced and supplied globally to a broad range of customers in multiple markets. In addition to these product lines, we also have sales to other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2017, 2016 and 2015 are as follows:

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Fortrex™	–	Stainless steel trim
	–	Dynamic seals	–	Flush glass systems
	–	Static seals	–	Variable extrusion
	–	Encapsulated glass	–	Specialty sealing products

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy tube coatings
	–	Quick connects	–	Gen III Posi-Lock Quick Connects

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Secondary air hoses
	–	DPF and SCR emission lines	–	Brake and clutch hoses
	–	Degas tanks	–	ArmorHose™
	–	Air intake and charge	–	ArmorHose™ TPV
	–	Transmission Oil Cooling Hoses

Product Lines			Market Position
ANTI-VIBRATION SYSTEMS	Control and isolate vibration and noise in the vehicle to improve ride and handling		North America Leader
Products:
	–	Powertrain Mount Systems: Multi-state Vacuum Switchable Hydraulic Engine Mounts, Bi-state Electric Switchable Hydraulic Engine Mounts, Conventional Hydraulic Mounts, Elastomeric Mount
	–	Chassis Suspension Components: Conventional & Hydraulic Body Mounts & Bushings, Strut Mounts, Spring Seats & Bumpers, Mass Dampers, Dual Durometer (Bi-compound) Bushings
Competition
We believe that the principal competitive factors in our industry are quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Hutchinson, Henniges and Standard Profil, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea and Maruyasu. Our fluid transfer products compete with Conti-Tech, Hutchinson, Teklas, Tristone and MGI Coutier (including Avon Automotive). Our anti-vibration systems compete with Vibracoustic, Hutchinson, Tokai Rubber, Bridgestone and ContiTech.
Joint Ventures and Strategic Alliances
Joint ventures represent an important part of our business, both operationally and strategically. We have utilized joint ventures to enter into and expand in geographic markets such as China, India and Thailand, to acquire new customers and to develop new technologies. When entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components.
The following table shows our significant unconsolidated joint ventures:

Country	Name	Ownership Percentage
India	Sujan Cooper Standard AVS Private Limited	50%
United States	Nishikawa Cooper LLC	40%
India	Polyrub Cooper Standard FTS Private Limited	35%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	20%
Research and Development
We have a dedicated team of technical and engineering resources in each region, some of which are located at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions. We continue to add technical resources throughout the world as required to support our customers, including new or updated facilities in Qingpu, China; Torreon, Mexico; and Livonia, Michigan in 2017. We spent $128.0 million, $117.8 million, and $108.8 million in 2017, 2016 and 2015, respectively, on engineering, research and development.
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
The principal raw materials for our business include synthetic and natural rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils and components manufactured from aluminum. We manage the procurement of our raw materials to assure supply and to obtain the most favorable total cost. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, die castings and other labor-intensive, economically freighted products in our North American and European facilities.
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
Geographic Information
See Note 22. “Business Segments” to the consolidated financial statements for geographic information.
Seasonality
Our principal operations are directly related to the automotive industry. Sales to OEMs are lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry.
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally three to five years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although there is no guarantee that this will occur.
Employees
As of December 31, 2017, we had approximately 32,000 employees, including over 5,000 contingent workers. We maintain good relations with both our union and non-union employees, and, in the past ten years, have not experienced any major work stoppages. We have renegotiated some of our domestic and non-domestic union agreements in 2017, and have several contracts set to expire in the next twelve months.
Community Involvement
Supported by the Cooper Standard Foundation, our employees are highly engaged in their local communities. The Foundation’s mission is to strengthen the communities in which Cooper Standard employees work and live through the passionate support of children’s charities, education, health and wellness, and community revitalization. The Cooper Standard Foundation is a 501(c)(3) organization with oversight by our Philanthropic Committee and Board of Trustees. For more information on the Company’s community involvement, please visit our Corporate Responsibility Report located on the Cooper Standard website.
Environmental
Cooper Standard considers itself a steward of the environment and we monitor the environmental impact of our business and products. We prioritize our environmental management as a means of driving and sustaining excellence. We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws are not currently estimated to be material, such costs may be material in the future. Further details regarding our commitments and contingencies are provided in Note 21. “Contingent Liabilities.”
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
Available Information
We make available free of charge on our website (www.cooperstandard.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov. Neither the information on our website nor the information on the SEC’s website is incorporated by reference into this Report unless expressly noted.
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks, uncertainties and other factors that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; possible variability of our working capital requirements; risks associated with our international operations; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions used for evaluation of deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities, including as a result of IRS issuing guidance on Tax Cuts and Jobs Act that may change our assumptions; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except where we are expressly required to do so by law.
This Annual Report on Form 10-K also contains estimates and other information that is based on industry publications, surveys and forecasts. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of the information.

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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 58% of our sales for the year ended December 31, 2017. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
Raw material costs can be volatile. The principal raw materials we purchase include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials are the largest component of our costs, representing approximately 51% of our total cost of products sold in 2017. The availability of raw materials and manufactured components can fluctuate due to factors beyond our control. A significant increase in the price of these items, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.
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
Entering new markets poses new competitive threats and commercial risks.
We have commenced an implementation of our strategy to leverage our core products in adjacent markets and license our innovation technology in non-automotive markets. We cannot guarantee that we will be successful in leveraging our existing products and technology into new markets and thus, in meeting the needs of these new customers and competing favorably in these new markets.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2017, approximately 76% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

•	currency exchange rate fluctuations, currency controls and restrictions, and the ability to hedge currencies;

•	changes in local economic conditions;

•	repatriation restrictions or requirements, including tax increases on remittances and other payments by our foreign subsidiaries;

•	global sovereign fiscal uncertainty and hyperinflation in certain foreign countries;

•
changes in laws and regulations, including laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, or taxes or the imposition of embargoes on imports from countries where we manufacture products;

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
For discussion of our debt and financing arrangements, including our senior term loan facility (“Term Loan Facility”), 5.625% Senior Notes due 2026 (“Senior Notes”), our senior asset-based revolving credit facility (“ABL Facility”) and debt of certain foreign subsidiaries, see “Liquidity and Capital Resources - Financing Arrangements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8. “Financial Statements and Supplementary Data” of this Report.
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
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing the Term Loan Facility and the ABL Facility and the indenture governing the Senior Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Term Loan Facility, the Senior Notes or the ABL Facility.
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
Our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2017, our pension plans were underfunded by $185.1 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.

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
For further information regarding our legal matters, see Item 3. “Legal Proceedings.” No assurance can be given that such proceedings, claims and investigations will not have a material adverse effect on our profitability and financial condition.
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
Many items could impact our effective tax rate including changes in our debt and capital structure, mix of earnings and many other factors. Our overall effective tax rate is based upon the consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a consolidated or global basis, but rather on a jurisdictional, legal entity basis. Further, certain jurisdictions in which we operate generate losses where no current financial statement tax benefit is realized. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on our overall effective tax rate in future years. Changes in rules related to accounting for income taxes, changes in tax laws and rates or adverse outcomes from tax audits that occur regularly in any of our jurisdictions could also have a significant impact on our overall effective tax rate in future periods.
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
     Cooper-Standard Holdings Inc. is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depend on the cash flow of our subsidiaries. In addition, the payment of funds in the form of dividends, intercompany payments, tax sharing payments and otherwise may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries or their governing documents.

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2017, our operations were conducted through 124 wholly-owned, leased and joint venture facilities in 20 countries (North America: Canada, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 92 are predominantly manufacturing facilities and 32 have design, engineering, administrative or logistics designation(s). Our corporate headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	33	27
	Other (b)	14	—
Asia Pacific	Manufacturing (a)	31	10
	Other (b)	5	—
Europe	Manufacturing (a)	25	17
	Other (b)	12	2
South America	Manufacturing (a)	3	1
	Other (b)	1	—

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.
(*) Excludes 8 unutilized facilities: (3) Europe; (5) North America
(*) Includes 20 R&D facilities worldwide.
Item 3.        Legal Proceedings
The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 21. “Contingent Liabilities” to the consolidated financial statements for discussion of loss contingencies.
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

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock has been traded on the NYSE since October 17, 2013 under the symbol “CPS” and our warrants had been traded on the OTC Bulletin Board since June 4, 2010, under the symbol “COSHW.” Our warrants expired on November 27, 2017.
The following chart lists the high and low sale prices for shares of our common stock and warrants for the fiscal quarters indicated for the years ended December 31, 2017 and 2016. With respect to our warrants, these prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions:

	Common Stock		Warrants
2017	High	Low	High		Low
March 31, 2017	$118.10	$102.66	$88.50		$77.00
June 30, 2017	114.30	97.44	83.63		83.63
September 30, 2017	116.98	98.42	80.00		73.00
December 31, 2017	126.74	110.06	94.00	(1)	84.00	(1)
(1) Warrants expired on November 27, 2017. Prices reflect the period October 1, 2017 through November 27, 2017.

	Common Stock		Warrants
2016	High	Low	High	Low
March 31, 2016	$77.60	$64.31	$46.00	$36.25
June 30, 2016	85.99	71.46	62.29	50.50
September 30, 2016	107.41	77.04	76.75	58.25
December 31, 2016	105.54	86.33	77.50	65.00
Holders of Common Stock
As of February 9, 2018, there were approximately 10 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility, Term Loan Facility and Senior Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Financing Arrangements” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Repurchase Program
In March 2016, our Board of Directors approved a securities repurchase program (the “Program”) authorizing us to repurchase, in the aggregate, up to $125 million of our outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at the Company’s discretion. As of December 31, 2017, we have approximately $45.3 million of repurchase authorization remaining under the Program.

A summary of shares of our common stock repurchased during the three months ended December 31, 2017 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2017 through October 31, 2017	72,436	$113.73	72,429	$61.5
November 1, 2017 through November 30, 2017	70,278	$119.59	69,300	$53.2
December 1, 2017 through December 31, 2017	66,000	$120.57	66,000	$45.3
Total	208,714	$117.87	207,729	$45.3
(1) Includes 985 shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.
Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 28, 2012 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2017.
Comparison of Cumulative Return

	Ticker	12/28/2012*	12/31/2013	12/31/2014	12/31/2015	12/30/2016*	12/29/2017*
Cooper-Standard Holdings Inc.	CPS	$100.00	$129.24	$152.32	$204.18	$272.05	$322.37
S&P 500	SPX	$100.00	$132.37	$150.04	$151.78	$169.72	$206.10
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$167.87	$173.29	$161.68	$170.65	$224.00
* Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollar amounts in millions except per share amounts)
Statement of operations data:
Sales	$3,618.1	$3,472.9	$3,342.8	$3,244.0	$3,090.5
Net income	138.6	140.4	111.8	45.5	45.2
Net income attributable to Cooper-Standard Holdings Inc.	135.3	139.0	111.9	42.8	47.9
Earnings per share:
Basic	$7.61	$7.96	$6.50	$2.56	$2.39
Diluted	$7.21	$7.42	$6.08	$2.39	$2.24

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollar amounts in millions)
Balance sheet data (at end of period):
Cash and cash equivalents	$516.0	$480.1	$378.2	$267.3	$184.4
Net working capital (1)	118.8	90.2	175.3	294.3	269.1
Total assets	2,725.6	2,491.7	2,304.3	2,125.6	2,102.8
Total non-current liabilities	1,043.6	1,010.6	1,008.1	1,044.9	911.9
Total debt (2)	758.2	762.9	777.9	778.7	684.4
Total equity	855.1	721.8	614.8	548.7	615.6

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$313.5	$363.7	$270.4	$171.0	$133.3
Investing activities	(200.6)	(198.3)	(166.4)	(157.4)	(191.1)
Financing activities	(75.5)	(62.9)	(11.6)	49.4	(23.0)

Other financial data:
Capital expenditures, including other intangible assets	$186.8	$164.4	$166.3	$192.1	$183.3
(1) Net working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding debt payable within one year).
(2) Includes $393.7 of our Senior Notes, $330.8 of Term Loan, $1.9 in capital leases, and $31.8 of other third-party debt as of December 31, 2017.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in Item 1A. “Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and the notes to those statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. In 2017, approximately 85% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 15% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
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
In addition, to remain competitive and offset continued customer pricing pressure, we must also consistently achieve and sustain cost savings. In an ongoing effort to reduce our cost structure, we run a global continuous improvement program which includes training for our employees, as well as implementation of lean tools, structured problem solving, best business practices, standardized processes and change management. We also evaluate opportunities to consolidate facilities and to relocate certain operations to lower cost countries. We believe we will continue to be successful in our efforts to improve our design and engineering capability and manufacturing processes while achieving cost savings, including through our continuous improvement initiatives.
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
In 2017, approximately 52% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.
In North America, the U.S. economy grew modestly in 2017. Recent tax reforms could provide incremental stimulus to drive economic growth even higher in 2018. Modest economic growth is also expected to continue in Canada and Mexico in

2018. The mix of vehicles produced and sold in the region continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, the continuing economic recovery is driving increased demand for light vehicles. Certain countries within the European region are faced with an uncertain and potentially volatile geopolitical climate, which could impact consumer confidence and economic growth. Economic growth within this region is expected to continue modestly in 2018.
The Chinese government continues to manage the nation’s economy with a goal of sustaining growth. The growth target for 2018 is approximately 6.5%. Overall economic growth, consumer preferences and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year-over-year following the discontinuation of tax incentives that favored smaller vehicles.
The Brazilian economy experienced a modest recovery in 2017, with even stronger growth forecasted in 2018. Based on this, our near-term outlook for South America is positive. We remain cautious for the mid to long-term outlook, however, given the long history of political instability and economic volatility in the region.
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
According to the forecasting firm IHS Markit, global light vehicle production was approximately 95 million units in 2017. This reflects growth of approximately 2% globally.
Details on light vehicle production in certain regions for 2017 and 2016, as well as projections for 2018, are provided in the following table:

(In millions of units)	2018(1)	2017(1)	2016(1)	Projected % Change 2017-2018	% Change 2016-2017
North America	17.4	17.1	17.8	1.7%	(4.0)%
Europe	22.6	22.2	21.5	1.9%	3.2%
Asia Pacific(2)	50.2	49.9	48.7	0.7%	2.4%
South America	3.7	3.3	2.7	13.6%	20.0%
(1) Production data based on IHS Automotive, January 2018.
(2) Includes Greater China units of 28.1, 27.9, and 27.4 for 2018, 2017 and 2016, respectively.
We expect vehicle production to surpass 100 million units by 2020, with the growth being driven primarily in Asia. We anticipate that light vehicle production in North America and Europe will remain relatively stable over the next few years. In South America, we anticipate light vehicle production to be relatively strong in the near-term, but we remain cautious due to potential geo-political instability in the region.
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
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in continued pressure on suppliers for price reductions, reducing the overall profitability of the industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, including hybrid and electric vehicle architectures.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2. “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and (ii) changes in the estimate or different estimates that we could have selected could have had a material impact on our financial condition or results of operations. Such critical accounting estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in our consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Goodwill. Our goodwill is tested for impairment as of October 1 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. For our goodwill analysis, fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. We assess the reasonableness of the estimated fair values using market based multiples of comparable companies. Our annual goodwill impairment analysis resulted in no impairment for 2017 or 2016.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either a discounted cash flow analysis or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. See Note 6. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Restructuring. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities and contractual obligations. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis, and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 5. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Revenue Recognition and Sales Commitments. We generally enter agreements with customers to produce products at the beginning of a vehicle’s life. Although such contracts do not usually include minimum quantities, fulfillment of customers’ purchasing requirements can be our obligation for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time, but such cancellations have historically been minimal. In limited cases, we may be committed to supply products at selling prices that do not cover our costs. In such situations, we recognize losses as they are incurred.

We receive blanket purchase orders from many customers annually. Generally, such purchase orders and related documents establish the annual terms, including pricing, related to a vehicle model. However, purchase orders generally do not specify quantities. We recognize revenue based on the purchase order pricing terms as products are shipped or delivered to customers. As part of certain agreements, customers ask for cost reductions. We accrue for such concessions by reducing revenue as products are shipped. We also generally have ongoing adjustments to customer pricing arrangements based on the content and cost of our products. Such pricing accruals are adjusted as they are settled with customers.
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
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 14. “Income Taxes” to the consolidated financial statements for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $13.4 million and $0.8 million, respectively, for the year ended December 31, 2017.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2017 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2017 were as follows:

	U.S.	Non-U.S.
Discount rate	3.55%	2.17%
Rate of compensation increase	N/A	3.17%

Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2017 were as follows:

	U.S.	Non-U.S.
Discount rate	3.99%	2.23%
Expected return on plan assets	6.60%	5.94%
Rate of compensation increase	N/A	3.15%
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2018 net periodic benefit cost	Impact on PBO as of December 31, 2017
1% increase in discount rate	- $1.3 million	- $57.0 million
1% decrease in discount rate	+ $1.5 million	+ $70.3 million
1% increase in expected return on plan assets	- $3.2 million	—
1% decrease in expected return on plan assets	+ $3.2 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $5.5 million in 2018.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2017 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.50%	5.00%
Ultimate health care cost trend rate	4.20%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2018
The sensitivity of our postretirement benefit cost and obligations to changes in the health care cost trend rate is as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2017
1% increase in health care cost trend rate	+ $0.2 million	+ $4.4 million
1% decrease in health care cost trend rate	- $0.2 million	- $3.5 million
Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $1.5 million in 2018.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $8.5 million and $6.2 million, respectively in 2018.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.8 million in 2018.

Results of Operations

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(dollar amounts in thousands)
Sales	$3,618,126	$3,472,891	$3,342,804	$145,235	$130,087
Cost of products sold	2,946,828	2,808,049	2,755,691	138,779	52,358
Gross profit	671,298	664,842	587,113	6,456	77,729
Selling, administration & engineering expenses	349,496	359,782	329,922	(10,286)	29,860
Amortization of intangibles	14,056	13,566	13,892	490	(326)
Impairment charges	14,763	1,273	21,611	13,490	(20,338)
Restructuring charges	35,137	46,031	53,844	(10,894)	(7,813)
Other operating loss (profit)	—	155	(8,033)	(155)	8,188
Operating profit	257,846	244,035	175,877	13,811	68,158
Interest expense, net of interest income	(42,112)	(41,389)	(38,331)	(723)	(3,058)
Equity in earnings of affiliates	5,519	7,877	5,683	(2,358)	2,194
Loss on refinancing and extinguishment of debt	(1,020)	(5,104)	—	4,084	(5,104)
Other (expense) income, net	(7,133)	(10,659)	9,759	3,526	(20,418)
Income before income taxes	213,100	194,760	152,988	18,340	41,772
Income tax expense	74,527	54,321	41,218	20,206	13,103
Net income	138,573	140,439	111,770	(1,866)	28,669
Net (income) loss attributable to noncontrolling interests	(3,270)	(1,451)	110	(1,819)	(1,561)
Net income attributable to Cooper-Standard Holdings Inc.	$135,303	$138,988	$111,880	$(3,685)	$27,108
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.
Sales. Sales for the year ended December 31, 2017 increased $145.2 million, or 4.2%, compared to the year ended December 31, 2016. Sales were favorably impacted by improved volume and mix in all segments, the net impact of acquisitions and divestitures and $26.3 million of favorable foreign exchange, partially offset by customer price reductions.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2017, increased $138.8 million, or 4.9%, compared to the year ended December 31, 2016. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for each of the years ended December 31, 2017 and 2016. Cost of sales was impacted by higher production volumes, commodity price and foreign exchange pressures, as well as our acquisitions. These items were partially offset by continuous improvement, restructuring savings and material cost reductions.
Gross Profit. Gross profit for the year ended December 31, 2017 increased $6.5 million compared to the year ended December 31, 2016. As a percentage of sales, gross profit was 18.6% and 19.1% for the years ended December 31, 2017 and 2016, respectively. The decrease in margin was driven by net favorable operational performance more than offset by unfavorable vehicle production mix, commodity price pressures and foreign exchange.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2017 were $349.5 million, or 9.7% of sales, compared to $359.8 million, or 10.4% of sales, for the year ended December 31, 2016. Selling, administration and engineering expenses for the year ended December 31, 2017 were favorable as a result of lower compensation related costs, partially offset by investment for growth and innovation.
Impairment Charges. Non-cash asset impairment charges of $14.8 million for the year ended December 31, 2017 consisted of $4.3 million related to our decision to divest two of our inactive European sites, and $10.5 million related to the deterioration of financial results at one of our Asia Pacific facilities, two of our European locations, and one of our North

American locations. Non-cash asset impairment charges of $1.3 million for the year ended December 31, 2016 resulted from the deterioration of financial results at one of our Asia Pacific facilities.
Restructuring. Restructuring charges for the year ended December 31, 2017 decreased $10.9 million compared to the year ended December 31, 2016. The decrease was primarily driven by lower expenses of $16.1 million related to the substantial completion of our European initiatives, partially offset by higher restructuring charges of $5.2 million in other regions.
Interest Expense, net. Net interest expense for the year ended December 31, 2017 increased $0.7 million compared to the year ended December 31, 2016, which resulted primarily from higher interest rates related to the Senior Notes.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2017 was $1.0 million, which resulted from the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the amendment of the Term Loan Facility.
Other (Expense) Income, net. Other expense for the year ended December 31, 2017 decreased $3.5 million compared to the year ended December 31, 2016. The decrease was primarily due to the nonrecurrence of underwriting fees related to the secondary offering of $5.9 million recorded in the year ended December 31, 2016 and other miscellaneous income recorded in the year ended December 31, 2017, partially offset by increased foreign currency losses.
Income Tax Expense. Income taxes for the year ended December 31, 2017 was $74.5 million on earnings before taxes of $213.1 million. This compares to income tax expense of $54.3 million on earnings before taxes of $194.8 million for the year ended December 31, 2016. Tax expense in 2017 and 2016 differed from the statutory rate due to a charge of $33.5 million as a result of the Tax Cuts and Jobs Act enacted in 2017, the mix of income between the United States and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.
Sales. Sales for the year ended December 31, 2016 increased $130.1 million, or 3.9% compared to the year ended December 31, 2015. Sales were favorably impacted by improved volume and product mix in North America and Asia Pacific, as well as our recent acquisitions and consolidation of a previously unconsolidated joint venture, partially offset by unfavorable foreign exchange of $56.5 million, lower volumes in South America, customer price reductions and the divestiture of our hard coat plastic exterior trim business in 2015.
Cost of Products Sold. Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2016, increased $52.4 million or 1.9% compared to the year ended December 31, 2015. Materials comprise the largest component of our cost of products sold and represented approximately 50% of total cost of products sold for the years ended December 31, 2016 and 2015. Cost of sales was impacted by higher production volumes in North America, Europe and Asia Pacific, as well as our recent acquisitions. These items were partially offset by continuous improvement and material cost savings and lower volumes in South America.
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
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2016 were $359.8 million or 10.4% of sales compared to $329.9 million, or 9.9%, of sales for the year ended December 31, 2015. Selling, administration and engineering expenses for the year ended December 31, 2016 were impacted primarily by incentive compensation due to favorable operating results, higher compensation costs, innovation spending, and expansion in Asia Pacific, partially offset by favorable foreign exchange.
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

Segment Results of Operations
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s segments are consistent with those described in Note 2. “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
The following table presents sales and segment profit (loss) for each of the reportable segments for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(dollar amounts in thousands)
Sales to external customers
North America	$1,882,670	$1,816,486	$1,778,621	$66,184	$37,865
Europe	1,043,738	1,031,538	1,033,635	12,200	(2,097)
Asia Pacific	585,161	540,684	435,127	44,477	105,557
South America	106,557	84,183	95,421	22,374	(11,238)
Consolidated	$3,618,126	$3,472,891	$3,342,804	$145,235	$130,087
Segment profit (loss)
North America	$236,165	$219,744	$215,487	$16,421	$4,257
Europe	(18,872)	(15,989)	(22,435)	(2,883)	6,446
Asia Pacific	9,943	9,206	4,063	737	5,143
South America	(14,136)	(18,201)	(44,127)	4,065	25,926
Income before income taxes	$213,100	$194,760	$152,988	$18,340	$41,772
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.
North America. Sales for the year ended December 31, 2017 increased $66.2 million, or 3.6%, compared to the year ended December 31, 2016, primarily due to improved volume and mix and the acquisition of AMI Industries’ fuel and brake business, partially offset by customer price reductions. Segment profit for the year ended December 31, 2017 increased $16.4 million primarily due to savings due to operational efficiencies, net material cost savings, lower compensation related costs, favorable foreign exchange and acquisitions, partially offset by customer price reductions, continued investments to support innovation, the impact of vehicle production mix, and non-cash asset impairment charges of $1.9 million. Included in segment profit for the years ended December 31, 2017 and 2016 were restructuring charges of $6.0 million and $1.7 million, respectively.
Europe. Sales for the year ended December 31, 2017 increased $12.2 million, or 1.2%, compared to the year ended December 31, 2016, primarily due to improved volume and mix and $18.9 million of favorable foreign exchange, partially offset by customer price reductions. Segment loss increased by $2.9 million, primarily due to non-cash settlement charges relating to the wind-up of our U.K. pension plan of $5.7 million, impairment charges of $6.3 million, customer price reductions, commodity price pressure and unfavorable foreign exchange, partially offset by operational efficiencies including restructuring savings, lower compensation related costs and favorable volume and mix. Included in segment loss for the years ended December 31, 2017 and 2016 were restructuring charges of $25.9 million and $42.0 million, respectively.
Asia Pacific. Sales for the year ended December 31, 2017 increased $44.5 million, or 8.2%, compared to the year ended December 31, 2016, primarily due to the consolidation of a previously unconsolidated joint venture in August 2016 and improved volume and mix, partially offset by $3.6 million of unfavorable foreign exchange and customer price reductions. Segment profit increased by $0.7 million, primarily driven by savings due to operational efficiencies, material cost savings and lower compensation related costs, partially offset by increased non-cash asset impairment charges of $5.3 million, customer price reductions, higher engineering costs to support growth in the region and wage inflation. Included in segment profit were restructuring charges of $2.3 million for both years ended December 31, 2017 and 2016.
South America. Sales for the year ended December 31, 2017 increased $22.4 million, or 26.6%, compared to the year ended December 31, 2016, primarily due to improved volume and mix and favorable foreign exchange. Segment loss improved by $4.1 million, primarily due to savings due to operational efficiencies, net material cost savings and improved volume and mix, partially offset by a $4.6 million pre-tax charge for costs associated with a foreign tax amnesty program, of which $0.2 million was paid in cash.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.
North America. Sales for the year ended December 31, 2016 increased $37.9 million or 2.1%, compared to the year ended December 31, 2015, primarily due to improved volume and product mix and our recent acquisition, partially offset by unfavorable foreign exchange of $23.8 million and customer price reductions. Segment profit for the year ended December 31, 2016 increased $4.3 million primarily due to the favorable impact of continuous improvement and material cost savings, and improved volume and product mix, partially offset by customer price reductions, inflation and higher incentive compensation due to favorable operating results. Included in segment profit (loss) for the years ended December 31, 2016 and 2015 were restructuring charges of $1.7 million and $5.2 million, respectively.
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
South America. Sales for the year ended December 31, 2016 decreased $11.2 million or 11.8%, compared to the year ended December 31, 2015, primarily due to a decrease in volumes and unfavorable foreign exchange of $3.8 million. Segment loss improved by $25.9 million, primarily due to the nonrecurrence of impairment charges, material cost savings, partially offset by a decrease in volume and unfavorable foreign exchange.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our ABL Facility, and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 8. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report for a detailed discussion of terms and conditions related to our debt.
Based on our current and anticipated levels of operations and the condition in our markets and industry, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our ABL Facility, depend on our future operating performance and cash flow and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry, financial and economic conditions and other factors.
Cash Flows
Operating Activities. Net cash provided by operating activities was $313.5 million for the year ended December 31, 2017, compared to $363.7 million for the year ended December 31, 2016. The change was primarily driven by an increase in receivables due to growth, increased inventory, higher payments related to incentive compensation, increased liabilities related to our factoring arrangement and higher cash paid for interest, partially offset by increased cash earnings and reduced cash paid for restructuring and taxes.

Net cash provided by operating activities was $270.4 million for the year ended December 31, 2015, which included $36.6 million of cash used that related to changes in operating assets and liabilities. Cash provided by operating activities was primarily the result of increased earnings, as well as changes in accounts and tooling receivables, accounts payable and accrued liabilities of $63.9 million and pension contributions of $7.9 million.
Investing Activities. Net cash used in investing activities was $200.6 million for the year ended December 31, 2017, compared to $198.3 million for the year ended December 31, 2016. The increase was primarily due to higher capital spending and cash paid for a build-to-suit lease of $15.8 million, partially offset by lower cash spent for acquisitions of business. We anticipate that we will spend approximately $195 million to $215 million on capital expenditures in 2018.
Net cash used in investing activities was $198.3 million for the year ended December 31, 2016, compared to $166.4 million for the year ended December 31, 2015. The increase was primarily due to the nonrecurrence of the divestiture of our hard coat plastic exterior trim business.
Financing Activities. Net cash used in financing activities totaled $75.5 million for the year ended December 31, 2017, compared to $62.9 million for the year ended December 31, 2016. The increase was primarily due to increased repurchase activity under our share repurchase program, certain paydowns of foreign bank loans in 2017, partially offset by an increase in short-term debt.
Net cash used in financing activities totaled $62.9 million for the year ended December 31, 2016, compared to $11.6 million for the year ended December 31, 2015. The increase was primarily due to increased repurchase activity under our share repurchase program, higher taxes withheld and paid on employee share-based awards, decreased warrant exercises, and an increase in short-term debt.
Senior Notes
On November 2, 2016, the Company’s wholly-owned subsidiary, CSA U.S. (the “Issuer”) completed a private offering of debt securities consisting of the issuance of $400.0 million aggregate principal amount of its 5.625% notes due 2026 (the “Senior Notes”). The proceeds from the sale of the Senior Notes were used to repay the non-extended term loans outstanding under the Term Loan Facility and to pay fees and expenses related to the refinancing. The Senior Notes are guaranteed by us, as well as each of CSA U.S.’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility and the Term Loan Facility. The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the indenture. The Senior Notes will mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
If a Change of Control (as defined in the indenture) occurs, we will be required to make an offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a third amendment of our ABL Facility. Pursuant to the ABL Facility agreement, as amended, we have an aggregate revolving loan availability of up to $210.0 million, subject to borrowing base availability, including a $100.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. In addition, our ABL Facility provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $310.0 million. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
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
Loan and letter of credit availability under the agreement is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the agent. Loan availability under our ABL Facility is apportioned as follows: $170.0 million to the U.S. Borrower, which includes a $60.0 million sublimit to the Dutch Borrower and $40.0 million to the Canadian Borrower. The obligations under the ABL Facility and the related guarantees are secured by various assets, as detailed in Note 8. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
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
The initial applicable margin was 1.50% with respect to the LIBOR or Canadian BA rate-based borrowings and 0.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings, until April 1, 2017. The applicable margin may vary between 1.25% and 1.75% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.25% and 0.75% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
As of December 31, 2017, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $206.9 million in availability, less outstanding letters of credit of $8.5 million. As of December 31, 2017 and 2016, the Company had $1.4 million and $1.7 million, respectively, in unamortized debt issuance costs.
Term Loan Facility – Amendments
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
On May 2, 2017, CSA U.S. entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75%, plus 2.25% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then-current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%), plus 1.25% per annum. As a result of the amendment, the Company recognized a loss on refinancing and extinguishment of debt of $1.0 million in the second quarter of 2017, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
All obligations of the borrower under the Term Loan Facility are guaranteed jointly and severally on a senior secured basis by us and the wholly-owned U.S. restricted subsidiaries of CSA U.S.
As of December 31, 2017, the principal amount of $336.6 million was outstanding, and the Company had $3.5 million unamortized debt issuance costs and $2.3 million of unamortized original issue discount.
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
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2017 and 2016, we had $96.6 million and $56.9 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2017 and

2016, total accounts receivable factored were $544.1 million and $507.3 million, respectively. Costs incurred on the sale of receivables were $1.9 million, $1.6 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are recorded in other (expense) income, net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under the credit agreements governing our ABL Facility and Term Loan Facility and the indenture governing the Senior Notes.
As of December 31, 2017, we had no other material off-balance sheet arrangements.
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
In March 2016, we purchased $23.8 million of our common stock (350,000 shares at $68.00 per share) from the Selling Stockholders (as described in Note 17. “Equity” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). In 2017, we repurchased $55.9 million of our common stock (513,801 shares at an average purchase price of $108.87 per share, excluding commissions) in the open market, of which $55.1 million was settled in cash during the year ended December 31, 2017. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at our discretion. As of December 31, 2017, we have approximately $45.3 million of repurchase authorization remaining under the Program. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” and Note 17. “Equity.”
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
The following table summarizes the total amounts due as of December 31, 2017 under all debt agreements, commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollar amounts in millions)
Debt obligations	$768.5	$35.3	$6.8	$6.8	$719.6
Interest on debt obligations	286.4	36.1	73.6	74.3	102.4
Operating lease obligations	139.7	30.3	49.7	26.6	33.1
Capital lease obligations	1.9	0.7	1.0	0.2	—
Total	$1,196.5	$102.4	$131.1	$107.9	$855.1
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
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $8.5 million and $6.2 million, respectively, in 2018. Our minimum funding requirements after 2018 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.8 million in 2018.

We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $8.0 million as of December 31, 2017 have been excluded from the contractual obligations table above. See Note 14. “Income Taxes” to the consolidated financial statements for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2017 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization, (or “EBITDA”), as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments and acquisition related costs.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2017	2016	2015
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$135,303	$138,988	$111,880
Income tax expense	74,527	54,321	41,218
Interest expense, net of interest income	42,112	41,389	38,331
Depreciation and amortization	138,088	122,660	114,427
EBITDA	$390,030	$357,358	$305,856
Restructuring charges (1)	35,137	46,031	53,844
Impairment charges (2)	14,763	1,273	21,611
Settlement charges (3)	6,427	281	—
Foreign tax amnesty program (4)	4,623	—	—
Loss on refinancing and extinguishment of debt (5)	1,020	5,104	—
Secondary offering underwriting fees and other expenses (6)	—	6,500	—
Gain on remeasurement of previously held equity interest (7)	—	—	(14,199)
Gain on divestiture (8)	—	—	(8,033)
Amortization of inventory write-up (9)	—	—	1,419
Acquisition costs	—	—	1,637
Other	—	155	230
Adjusted EBITDA	$452,000	$416,702	$362,365

(1)	Includes non-cash impairment charges related to restructuring and is net of non-controlling interest.

(2)	Impairment charges in 2017 and 2016 related to fixed assets of $14,763 and $1,273, respectively. Impairment charges in 2015 related to fixed assets of $13,630 and intangible assets of $7,981.

(3)	Non-cash settlement charges incurred related to certain of our non-U.S. pension plans.

(4)	Relates to indirect taxes recorded in cost of products sold.

(5)	Loss on refinancing and extinguishment of debt relating to the May 2017 amendment of the Term Loan Facility and the refinancing of our Term Loan Facility in 2016.

(6)	Fees and other expenses associated with the March 2016 secondary offering.

(7)	Gain on remeasurement of previously held equity interest in Shenya.

(8)	Gain on sale of hard coat plastic exterior trim business.

(9)	Amortization of write-up of inventory to fair value for the Shenya acquisition.
Recent Accounting Pronouncements
See Note 3. “New Accounting Pronouncements” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively manage our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading or speculative purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 9. “Fair Value Measurements and Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2017, the notional amount of these contracts was $165.6 million. As of December 31, 2017, the fair value of the Company’s forward foreign exchange contracts was a liability of $1.6 million.

In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2017, net sales outside of the United States accounted for 76% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2017, the notional amount of these contracts was $150.0 million. As of December 31, 2017, the fair value of the Company’s interest rate swaps was a liability of $0.5 million. In addition, as of December 31, 2017 and 2016, approximately 25% and 7%, respectively, of our total debt was at variable interest rates, after considering the effect of the interest rate swap contracts.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2017. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Detroit, Michigan
February 20, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Detroit, Michigan
February 20, 2018

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Sales	$3,618,126	$3,472,891	$3,342,804
Cost of products sold	2,946,828	2,808,049	2,755,691
Gross profit	671,298	664,842	587,113
Selling, administration & engineering expenses	349,496	359,782	329,922
Amortization of intangibles	14,056	13,566	13,892
Impairment charges	14,763	1,273	21,611
Restructuring charges	35,137	46,031	53,844
Other operating loss (profit)	—	155	(8,033)
Operating profit	257,846	244,035	175,877
Interest expense, net of interest income	(42,112)	(41,389)	(38,331)
Equity in earnings of affiliates	5,519	7,877	5,683
Loss on refinancing and extinguishment of debt	(1,020)	(5,104)	—
Other (expense) income, net	(7,133)	(10,659)	9,759
Income before income taxes	213,100	194,760	152,988
Income tax expense	74,527	54,321	41,218
Net income	138,573	140,439	111,770
Net (income) loss attributable to noncontrolling interests	(3,270)	(1,451)	110
Net income attributable to Cooper-Standard Holdings Inc.	$135,303	$138,988	$111,880

Earnings per share:
Basic	$7.61	$7.96	$6.50
Diluted	$7.21	$7.42	$6.08
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$138,573	$140,439	$111,770
Other comprehensive income (loss):
Currency translation adjustment	49,600	(13,930)	(80,331)
Benefit plan liabilities adjustment, net of tax	(3,137)	(13,488)	2,737
Fair value change of derivatives, net of tax	73	810	(269)
Other comprehensive income (loss), net of tax	46,536	(26,608)	(77,863)
Comprehensive income	185,109	113,831	33,907
Comprehensive (income) loss attributable to noncontrolling interests	(4,874)	(341)	451
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$180,235	$113,490	$34,358
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$515,952	$480,092
Accounts receivable, net	494,049	460,503
Tooling receivable	112,561	90,974
Inventories	170,196	146,449
Prepaid expenses	33,205	37,142
Other current assets	100,778	81,021
Total current assets	1,426,741	1,296,181
Property, plant and equipment, net	952,178	832,269
Goodwill	171,852	167,441
Intangible assets, net	69,091	81,363
Deferred tax assets	33,834	46,419
Other assets	71,952	68,029
Total assets	$2,725,648	$2,491,702

Liabilities and Equity
Current liabilities:
Debt payable within one year	$34,921	$33,439
Accounts payable	523,296	475,426
Payroll liabilities	123,090	144,812
Accrued liabilities	145,650	105,665
Total current liabilities	826,957	759,342
Long-term debt	723,325	729,480
Pension benefits	180,173	172,950
Postretirement benefits other than pensions	61,921	54,225
Deferred tax liabilities	9,511	9,241
Other liabilities	68,672	44,673
Total liabilities	1,870,559	1,769,911
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,920,805 shares issued and 17,914,599 outstanding as of December 31, 2017 and 19,686,917 shares issued and 17,690,611 outstanding as of December 31, 2016	18	17
Additional paid-in capital	512,815	513,934
Retained earnings	511,367	425,972
Accumulated other comprehensive loss	(197,631)	(242,563)
Total Cooper-Standard Holdings Inc. equity	826,569	697,360
Noncontrolling interests	28,520	24,431
Total equity	855,089	721,791
Total liabilities and equity	$2,725,648	$2,491,702
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

		Total Equity
	Redeemable Noncontrolling Interests	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2014	$3,981	17,039,328	$17	$492,959	$195,233	$(139,243)	$548,966	$(252)	$548,714
Shares issued under stock option plans	—	20,960	—	(289)	—	—	(289)	—	(289)
Warrant exercise	—	344,159	—	9,277	—	—	9,277	—	9,277
Share-based compensation, net	—	54,498	—	8,635	(400)	—	8,235	—	8,235
Excess tax benefit on stock options	—	—	—	320	—	—	320	—	320
Acquisition	—	—	—	—	—	—	—	11,836	11,836
Purchase of noncontrolling interest	(3,936)	—	—	2,862	—	(300)	2,562	192	2,754
Net income (loss) for 2015	(45)	—	—	—	111,880	—	111,880	(65)	111,815
Other comprehensive loss	—	—	—	—	—	(77,522)	(77,522)	(341)	(77,863)
Balance as of December 31, 2015	—	17,458,945	17	513,764	306,713	(217,065)	603,429	11,370	614,799
Cumulative effect of change in accounting principle	—	—	—	—	(473)	—	(473)	—	(473)
Repurchase of common stock	—	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise	—	332,873	—	2,810	—	—	2,810	—	2,810
Share-based compensation, net	—	248,793	—	5,830	(3,926)	—	1,904	—	1,904
Consolidation of joint venture	—	—	—	—	—	—	—	13,300	13,300
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	(580)	(580)
Net income for 2016	—	—	—	—	138,988	—	138,988	1,451	140,439
Other comprehensive loss	—	—	—	—	—	(25,498)	(25,498)	(1,110)	(26,608)
Balance as of December 31, 2016	—	17,690,611	17	513,934	425,972	(242,563)	697,360	24,431	721,791
Repurchase of common stock	—	(513,801)	(1)	(12,434)	(43,512)	—	(55,947)	—	(55,947)
Warrant exercise		568,702	1	2,372	—	—	2,373	—	2,373
Share-based compensation, net	—	169,087	1	8,943	(6,396)	—	2,548	—	2,548
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(785)	(785)
Net income for 2017	—	—	—	—	135,303	—	135,303	3,270	138,573
Other comprehensive income	—	—	—	—	—	44,932	44,932	1,604	46,536
Balance as of December 31, 2017	$—	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$138,573	$140,439	$111,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,032	109,094	100,535
Amortization of intangibles	14,056	13,566	13,892
Impairment charges	14,763	1,273	21,611
Share-based compensation expense	24,963	24,032	13,955
Equity in earnings, net of dividends related to earnings	(137)	(4,855)	(3,766)
Loss on refinancing and extinguishment of debt	1,020	5,104	—
Gain on divestitures and sale of investment in affiliate	—	—	(8,033)
Gain on remeasurement of previously held equity interest	—	—	(14,199)
Deferred income taxes	11,076	9,082	(2,698)
Other	1,286	1,591	725
Changes in operating assets and liabilities:
Accounts and tooling receivable	(26,428)	(579)	(72,546)
Inventories	(13,929)	6,651	12,848
Prepaid expenses	5,981	(7,010)	5,348
Accounts payable	11,415	70,066	61,063
Payroll and accrued liabilities	8,879	5,612	75,424
Other	(2,066)	(10,369)	(45,544)
Net cash provided by operating activities	313,484	363,697	270,385
Investing activities:
Capital expenditures	(186,795)	(164,368)	(166,267)
Proceeds from divestitures and sale of investment in affiliate	—	—	33,500
Acquisition of businesses, net of cash acquired	(478)	(37,478)	(34,396)
Investment in joint ventures	—	—	(4,300)
Cash from consolidation of joint venture	—	3,395	—
Other	(13,349)	185	5,069
Net cash used in investing activities	(200,622)	(198,266)	(166,394)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	393,060	—
Repayment and refinancing of term loan facility	—	(397,196)	—
Principal payments on long-term debt	(19,866)	(10,747)	(8,863)
Purchase of noncontrolling interest	—	—	(1,262)
Repurchase of common stock	(55,123)	(23,800)	—
Proceeds from exercise of warrants	2,373	2,810	9,277
Increase (decrease) in short term debt, net	10,683	(12,223)	(9,008)
Borrowings on long-term debt	—	—	151
Taxes withheld and paid on employees' share-based payment awards	(13,297)	(12,624)	(2,028)
Other	(297)	(2,196)	143
Net cash used in financing activities	(75,527)	(62,916)	(11,590)
Effects of exchange rate changes on cash and cash equivalents	(1,475)	(666)	18,572
Changes in cash and cash equivalents	35,860	101,849	110,973
Cash and cash equivalents at beginning of period	480,092	378,243	267,270
Cash and cash equivalents at end of period	$515,952	$480,092	$378,243
Supplemental Disclosure:
Cash paid for interest	$47,424	$38,550	$39,192
Cash paid for income taxes, net of refunds	36,883	38,334	55,547
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
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures, the third largest global producer of fluid transfer systems, and one of the largest North American producers of anti-vibration systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 92 manufacturing locations and 32 design, engineering, administrative and logistics locations in 20 countries around the world.
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
Cash and Cash Equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2017 includes $36,248 of cash collected on behalf of a factoring provider in connection with receivables sold under the Company’s accounts receivable factoring program. See Note 10. “Accounts Receivable Factoring.”
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
Allowance for Doubtful Accounts – An allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $4,199 and $7,124 as of December 31, 2017 and 2016, respectively.
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $3,769, $3,553 and $3,418 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2017	2016
Finished goods	$47,613	$43,511
Work in process	35,455	32,839
Raw materials and supplies	87,128	70,099
	$170,196	$146,449
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
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $2,091 and $2,874 as of December 31, 2017 and 2016, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2017 and 2016 was $112,561 and $90,974, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $21,506 and $16,393 as of December 31, 2017 and 2016, respectively.
Goodwill – The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met, a quantitative assessment is performed by comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.
In the fourth quarter of 2017, the Company completed a qualitative goodwill impairment assessment for each of its reporting units, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying value. Therefore, a quantitative assessment was not necessary. In the fourth quarter of 2016, the Company completed a quantitative assessment and the estimated fair value of each reporting unit exceeded its respective carrying value. No goodwill impairments were recorded in 2017, 2016 or 2015.
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
Research and Development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $127,974, $117,791 and $108,764 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following accounting standard update (“ASU”) in 2017, which did not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	This ASU amended the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value.	January 1, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)	Replaces existing revenue recognition guidance with a five-step model and additional financial statement disclosures.
The Company’s implementation plan included analyzing customer contracts and historical accounting policies, drafting new accounting policies and making changes to business processes and controls. Throughout the implementation process, the Company closely monitored FASB activities and worked with various non-authoritative groups to conclude on specific interpretative issues. The Company has concluded that adopting the new standard will not materially impact its consolidated financial statements, but will require additional disclosures. The Company will adopt the guidance using the modified retrospective method.
January 1, 2018
ASU 2016-02, Leases (Topic 842)
Requires lessees to recognize right-of-use assets and lease liabilities for all leases (except for short-term leases). The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. A modified retrospective transition approach is required with certain practical expedients available.

The Company continues to perform a comprehensive evaluation on the impacts of adopting this standard and believes this standard will primarily result in a material increase in assets and liabilities on its consolidated balance sheet and will not have a material impact on its consolidated income statement or statement of cash flows. The Company is in the process of implementing lease administration software and assessing the impact to our systems, processes and internal controls.
January 1, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company considered the recently issued accounting pronouncements summarized as follows, none of which are expected to have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
January 1, 2019
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
Clarifies that modification accounting is required only if there is a change in the fair value, vesting conditions, or classification (as equity or liability) of a share-based payment award due to changes in the terms or conditions.
January 1, 2018
ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Requires the service cost component of net periodic benefit cost to be recorded in the same income statement line item as other employee compensation costs arising from services rendered during the period. Other components of the net periodic benefit cost must be presented separately outside of operating income.
January 1, 2018
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.
January 1, 2020
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
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
January 1, 2018
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	Requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs.	January 1, 2018
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	Provide guidance on eight specific cash flow issues, thereby reducing diversity in practice.	January 1, 2018
4. Acquisitions and Divestitures
AMI Acquisition
In 2016, the Company acquired the North American fuel and brake business of AMI Industries (the “AMI Business”) for cash consideration of $32,000 (the “AMI Acquisition”). This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of the AMI Business are included in the Company’s consolidated financial statements from the date of acquisition, August 15, 2016, and reported within the North America segment. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $19,410 and goodwill of $7,175. See Note 7. “Goodwill and Intangibles” for additional information. On January 31, 2018, the Company finalized its purchase of the China fuel and brake business of AMI Industries for cash consideration of $4,124.
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
In the third quarter of 2016, the Company obtained control of its 51%-owned joint venture, Shenya Sealing (Guangzhou) Company Limited (“Guangzhou”) through an amendment of the joint venture governing document. This joint venture was previously accounted for as an investment under the equity method. The results of operations of Guangzhou are included in the Company’s consolidated financial statements from the date of consolidation, August 4, 2016, and reported within the Asia Pacific segment. Business combination accounting was completed, resulting in the recognition of intangible assets of $6,605 and goodwill of $9,741. See Note 7. “Goodwill and Intangibles” for additional information. There was no gain or loss recognized on the remeasurement of the Company’s equity method investment in Guangzhou.

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
Subsequent Event
On February 7, 2018, the Company agreed to purchase the remaining 49% equity interest of Cooper-Standard INOAC Pte. Ltd., a fluid transfer systems joint venture, at a purchase price of $2,450.
5. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. This initiative will be substantially complete by December 31, 2018. The estimated cost of this initiative is $119,000 to $124,000, of which approximately $108,000 has been incurred to date. We expect to incur total employee separation costs of approximately $61,000 to $64,000, other related exit costs of approximately $57,000 to $59,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
North America	$5,963	$1,680	$5,232
Europe	25,862	42,008	47,868
Asia Pacific	2,324	2,343	744
South America	988	—	—
Total	$35,137	$46,031	$53,844
Restructuring activity for all restructuring initiatives for the years ended December 31, 2017 and 2016 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2015	$32,707	$1,768	$34,475
Expense	18,017	28,014	46,031
Cash payments	(28,665)	(27,434)	(56,099)
Foreign exchange translation and other	(132)	(37)	(169)
Balance as of December 31, 2016	$21,927	$2,311	$24,238
Expense	16,245	18,892	35,137
Cash payments	(25,077)	(14,473)	(39,550)
Foreign exchange translation and other	1,996	514	2,510
Balance as of December 31, 2017	$15,091	$7,244	$22,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

6. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2017	2016	Useful Lives
Land and improvements	$73,419	$71,002	10 to 25 years
Buildings and improvements	305,231	265,824	10 to 40 years
Machinery and equipment	1,022,279	864,337	5 to 10 years
Construction in progress	198,358	153,924
	$1,599,287	$1,355,087
Accumulated depreciation	(647,109)	(522,818)
Property, plant and equipment, net	$952,178	$832,269

Due to the deterioration of financial results and equipment no longer being utilized at certain locations, the Company impaired property, plant and equipment of $10,493, $1,273, and $13,630, for the years ended December 31, 2017, 2016 and 2015, respectively. Fair value of buildings and machinery and equipment was determined using market value and estimated salvage value, respectively, which was deemed the highest and best use of the assets. Further, due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 for the year ended December 31, 2017. Fair value was determined based on current real estate market conditions. A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2017	2016	2015
North America	$1,895	$—	$—
Europe	6,327	—	2,285
Asia Pacific	6,541	1,273	—
South America	—	—	11,345
Total	$14,763	$1,273	$13,630
7. Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment for the years ended December 31, 2017 and 2016 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2015	$114,109	$11,056	$24,054	$149,219
Acquisitions	7,175	—	2,972	10,147
Consolidation of joint venture	—	—	9,741	9,741
Foreign exchange translation	712	(303)	(2,075)	(1,666)
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441
Acquisitions	178	236	—	414
Foreign exchange translation	221	1,465	2,311	3,997
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of December 31, 2017 and 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,927	$(86,342)	$49,585
Developed technology	2,893	(2,893)	—
Other	22,298	(2,792)	19,506
Balance as of December 31, 2017	$161,118	$(92,027)	$69,091

Customer relationships	$134,918	$(73,088)	$61,830
Developed technology	8,762	(8,386)	376
Other	20,965	(1,808)	19,157
Balance as of December 31, 2016	$164,645	$(83,282)	$81,363
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
In 2015, the Company acquired intangible assets of $15,340 as a result of the Shenya acquisition. These consisted of $5,110 of customer relationships, $180 of patents and $10,050 of land-use rights with weighted average amortization periods of approximately 15, 3 and 30 years, respectively.
In 2015, the customer relationship intangible asset related to the Company’s South America segment was determined to be fully impaired as a result of the deterioration of the economic conditions in the region, resulting in an impairment charge of $7,981. Fair value was determined using the excess earnings method, based on the reporting unit’s cash flow expectations and consideration of the discount rate.
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2018	$13,598
2019	13,572
2020	7,580
2021	3,316
2022	3,316
8. Debt
A summary of outstanding debt as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Senior Notes	$393,684	$393,060
Term Loan	330,781	332,827
Other borrowings	33,781	37,032
Total debt	$758,246	$762,919
Less current portion	(34,921)	(33,439)
Total long-term debt	$723,325	$729,480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The principal maturities of debt, at nominal value, as of December 31, 2017 are as follows:

Year	Debt and Capital Lease Obligations
2018	$35,964
2019	3,997
2020	3,810
2021	3,596
2022	3,414
Thereafter	719,600
Total	$770,381
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
The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the Indenture. The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2017 and 2016, the Company had $6,316 and $6,940, respectively, of unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a $210,000 Third Amended and Restated Loan Agreement with certain lenders, which amended and restated the previous $180,000 senior secured asset-based revolving credit facility, dated as of April 4, 2014, among the Company, the U.S. Borrower, the Canadian Borrower, the lenders and other parties thereto.
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. On December 31, 2017, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $206,935 in availability, less outstanding letters of credit of $8,542.

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
Guarantees; Security. The obligations of the U.S. Borrower, the Canadian Borrower and the Dutch Borrower under the ABL Facility, as well as certain cash management arrangements and interest rate, foreign currency or commodity swaps entered into by the such Borrowers and their subsidiaries, and certain credit lines entered into by non-U.S. subsidiaries, in each case with the lenders and their affiliates (collectively, “Additional ABL Secured Obligations”) are guaranteed on a senior secured basis by the Company and its U.S. subsidiaries (with certain exceptions), and the obligations of the Canadian Borrower under the ABL Facility and Additional ABL Secured Obligations of the Canadian Borrower and its Canadian subsidiaries are, in addition, guaranteed on a senior secured basis by the Canadian subsidiaries of the Canadian Borrower. The obligations under the ABL Facility and related guarantees are secured by (1) a first priority lien on all of each Borrower’s and each guarantor’s existing and future personal property consisting of accounts receivable, payment intangibles, inventory, documents, instruments, chattel paper and investment property, certain money, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing, with various enumerated exceptions, including that: (i) the collateral owned by Canadian Borrower or any of its Canadian subsidiaries that are Guarantors only secure the obligations of Canadian Borrower and such subsidiaries arising under the ABL Facility and Additional ABL Secured Obligations and (ii) no liens have been granted on any assets or properties of the Dutch Borrower or any other non-U.S. subsidiaries of the Company (other than the Canadian Borrower and Canadian Guarantors, as otherwise specified above) in connection with the ABL Facility and (2) a second priority lien on all the capital stock in restricted subsidiaries directly held by the U.S. Borrower and each of the U.S. Guarantors, and equipment of the U.S. Borrower and the U.S.-domiciled guarantors and all other material personal property of the U.S. Borrower and the U.S.-domiciled guarantors.
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
The initial applicable margin was 1.50% with respect to the LIBOR or Canadian BA rate-based borrowings and 0.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings, until April 1, 2017. The applicable margin may vary between 1.25% and 1.75% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.25% and 0.75% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
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
Debt Issuance Costs. As of December 31, 2017 and 2016, the Company had $1,373 and $1,706, respectively, of unamortized debt issuance costs related to the ABL Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Term Loan Facility
On November 2, 2016, CSA U.S., as borrower, entered into Amendment No. 1 to the Term Loan Facility. On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75%, plus 2.25% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then-current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%), plus 1.25% per annum. As a result of the amendment, the Company recognized a loss on refinancing and extinguishment of debt of $1,020 in the second quarter of 2017, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
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
Debt Issuance Costs. As of December 31, 2017 and 2016, the Company had $3,537 and $4,352, respectively, of unamortized debt issuance costs and $2,281 and $2,821, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility and Senior Notes, as of December 31, 2017.
Repayment of the Term Loan Facility
On November 2, 2016, the Company repaid the non-extended term loan outstanding under the Term Loan Facility of $393,125. As a result of the repayment, the Company recognized a loss on refinancing of $5,104, of which $4,071 was paid in cash, which was primarily due to the write off of unamortized original issue discount and debt issuance costs.
Other
Other borrowings as of December 31, 2017 and 2016 reflect borrowings under capital leases, local bank lines and accounts receivable factoring sold in on-balance sheet arrangements classified in debt payable within one year on the consolidated balance sheet.
9. Fair Value Measurements and Financial Instruments
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2017 and 2016, was as follows:

	December 31, 2017	December 31, 2016	Input
Forward foreign exchange contracts - other current assets	$761	$764	Level 2
Forward foreign exchange contracts - accrued liabilities	(2,363)	(535)	Level 2
Interest rate swaps - accrued liabilities	(515)	(2,458)	Level 2
Interest rate swaps - other liabilities	—	(661)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Summary of Significant Accounting Policies,” Note 4. “Acquisitions and Divestitures” and Note 6. “Property, Plant and Equipment.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Items Not Carried At Fair Value
Fair values of the Company’s debt instruments were as follows:

	December 31, 2017	December 31, 2016
Aggregate fair value	$749,463	$735,850
Aggregate carrying value (1)	736,600	740,000
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
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2017, the notional amount of these contracts was $165,559 and consisted of hedges of transactions up to December 2018.
Interest Rate Swaps – The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of December 31, 2017, the notional amount of these contracts was $150,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2017	2016
Forward foreign exchange contracts	$814	$(3,295)
Interest rate swaps	198	(1,638)
Total	$1,012	$(4,933)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Year Ended December 31,
	Classification	2017	2016	2017	2016
Forward foreign exchange contracts	Cost of products sold	$2,687	$(2,678)	$—	$—
Interest rate swaps	Interest expense, net of interest income	(2,398)	(3,188)	353	(562)
Total		$289	$(5,866)	$353	$(562)
The amount of losses to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $515.
10. Accounts Receivable Factoring
As a part of its working capital management, the Company previously sold certain receivables through third party financial institutions in on- and off-balance sheet arrangements. In December 2017, the Company completed the transition from multiple factoring providers to a pan-European program under a single third party financial institution (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the consolidated statements of net income. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the consolidated balance sheet. Receivables sold prior to December 2017 that were considered on-balance sheet arrangements were accounted for as secured borrowings and were recorded in debt payable within one year.
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2017	December 31, 2016
Off-balance sheet arrangements	$96,588	$56,936
On-balance sheet arrangements	$—	$5,258
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements		On-Balance Sheet Arrangements
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Accounts receivable factored	$544,060	$507,321	$23,794	$24,053

	Off-Balance Sheet Arrangements			On-Balance Sheet Arrangements
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Costs	$1,904	$1,575	$2,144	$99	$257	$179
The Company continues to service sold receivables and acts as collection agent for the Factor. As of December 31, 2017, cash collections on behalf of the Factor that have yet to be remitted were $36,248 and are reflected in cash and cash equivalents in the consolidated balance sheet.
11. Pension
The Company maintains defined benefit pension plans covering employees located in the United States as well as certain international locations. The majority of these plans are frozen, and all are closed to new employees. Benefits generally are based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute.
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $16,747, $16,581 and $16,296 for the years ended December 31, 2017, 2016 and 2015, respectively.
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$303,446	$191,184	$306,760	$179,896
Service cost	814	4,025	807	3,346
Interest cost	11,700	4,341	12,580	5,041
Actuarial loss	17,230	4,450	3,633	17,582
Benefits paid	(17,492)	(7,048)	(20,334)	(7,735)
Foreign exchange translation	—	20,809	—	(5,085)
Settlements	—	(20,667)	—	(1,950)
Other	—	75	—	89
Projected benefit obligations at end of period	$315,698	$197,169	$303,446	$191,184

Change in plan assets:
Fair value of plan assets at beginning of period	$253,483	$63,220	$248,387	$64,940
Actual return on plan assets	35,233	5,039	18,109	2,560
Employer contributions	4,543	7,238	7,321	6,969
Benefits paid	(17,492)	(7,048)	(20,334)	(7,735)
Foreign exchange translation	—	4,008	—	(1,753)
Settlements	—	(20,431)	—	(1,761)
Fair value of plan assets at end of period	$275,767	$52,026	$253,483	$63,220

Funded status of the plans	$(39,931)	$(145,143)	$(49,963)	$(127,964)

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$—	$405	$—	$—
Accrued liabilities	(1,011)	(4,295)	(1,030)	(3,947)
Pension benefits (long term)	(38,920)	(141,253)	(48,933)	(124,017)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$(136)	$(1,206)	$(156)	$(1,273)
Actuarial losses	$(74,711)	$(48,491)	$(78,552)	$(49,862)
Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2018 are as follows:

	U.S.	Non-U.S.
Prior service costs	$(20)	$(240)
Actuarial losses	$(2,383)	$(2,553)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $315,698 and $185,179 as of December 31, 2017 and $303,446 and $179,854 as of December 31, 2016, respectively. As of December 31, 2017, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligation of $21,993 by $405.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$814	$4,025	$807	$3,346	$926	$3,489
Interest cost	11,700	4,341	12,580	5,041	12,334	5,084
Expected return on plan assets	(16,012)	(2,617)	(15,835)	(3,133)	(17,685)	(3,373)
Amortization of prior service cost and actuarial loss	1,871	2,898	1,714	2,186	1,110	2,666
Settlements	—	6,427	—	538	—	132
Other	—	—	—	—	—	221
Net periodic benefit (income) cost	$(1,627)	$15,074	$(734)	$7,978	$(3,315)	$8,219
U.K. Pension Settlement
During 2016, the Company undertook an initiative to de-risk pension obligations in the U.K. by purchasing a bulk annuity policy designed to match the liabilities of the plan, and subsequently entered into a wind-up process. During the year ended December 31, 2017, the Company completed the wind-up process, resulting in a non-cash settlement charge of $5,717 and administrative expenses of $185, both of which are recorded in selling, administration & engineering expenses in the consolidated statements of net income. As a result of the settlement, the Company’s overall projected benefit obligation as of December 31, 2016 was reduced by $17,100.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 were as follows:

	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.55%	2.17%	3.99%	2.23%
Rate of compensation increase	N/A	3.17%	N/A	3.15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.99%	2.23%	4.24%	2.80%	3.94%	2.66%
Expected return on plan assets	6.60%	5.94%	6.60%	4.39%	6.70%	4.80%
Rate of compensation increase	N/A	3.15%	N/A	3.15%	N/A	3.11%
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 9. “Fair Value Measurements and Financial Instruments”) as of December 31, 2017 and 2016 was as follows:

2017	Level 1	Level 2	Level 3	Total
Equity funds	$41,080	$22,419	$—	$63,499
Equity funds measured at net asset value (1)	—	—	—	76,405
Bond funds	34,997	29,607	—	64,604
Bond funds measured at net asset value (1)	—	—	—	69,823
Real estate measured at net asset value (1)	—	—	—	15,656
Hedge funds	3,603	—	110	3,713
Hedge funds measured at net asset value (1)	—	—	—	29,195
Insurance contracts	—	—	—	—
Cash and cash equivalents	4,898	—	—	4,898
Total	$84,578	$52,026	$110	$327,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

2016	Level 1	Level 2	Level 3	Total
Equity funds	$36,710	$18,531	$—	$55,241
Equity funds measured at net asset value (1)	—	—	—	76,961
Bond funds	35,339	28,070	—	63,409
Bond funds measured at net asset value (1)	—	—	—	47,123
Real estate measured at net asset value (1)	—	—	—	14,472
Hedge funds	339	—	341	680
Hedge funds measured at net asset value (1)	—	—	—	30,676
Insurance contracts	—	—	16,113	16,113
Cash and cash equivalents	12,028	—	—	12,028
Total	$84,416	$46,601	$16,454	$316,703
(1) In accordance with ASC 820, investments measured at fair value using the net asset value (“NAV”) practical expedient are excluded from the fair value hierarchy. These fair value amounts are presented in this table to allow for reconciliation to the fair value of plan assets presented within the statement of financial position.
The reconciliation for which Level 3 inputs were used in determining fair value is as follows:

Beginning balance of assets classified as Level 3 as of January 1, 2016	$4,709
Purchases, sales and settlements, net	(4,380)
Total gain	12
Transfers into (out of) Level 3	16,113
Ending balance of assets classified as Level 3 as of December 31, 2016	$16,454
Purchases, sales and settlements, net	(16,348)
Total gain	4
Transfers into (out of) Level 3	—
Ending balance of assets classified as Level 3 as of December 31, 2017	$110
Expected Future Benefit Payments
The Company estimates its benefit payments for its domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S	Non-U.S	Total
2018	$21,183	$6,337	$27,520
2019	18,893	8,168	27,061
2020	18,875	7,908	26,783
2021	19,035	8,737	27,772
2022	19,236	10,767	30,003
2023-2027	95,413	57,731	153,144
Contributions
The Company estimates it will make minimum funding cash contributions of approximately $8,500 to its U.S. pension plans and funding cash contributions of approximately $6,210 to its non-U.S. pension plans in 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$33,877	$18,350	$33,955	$16,455
Service cost	314	423	361	372
Interest cost	1,297	693	1,383	678
Actuarial loss	1,021	4,002	112	926
Benefits paid	(1,690)	(651)	(1,939)	(601)
Other	5	—	5	—
Foreign currency exchange rate effect	—	1,425	—	520
Benefit obligation at end of year	$34,824	$24,242	$33,877	$18,350

Funded status of the plan	$(34,824)	$(24,242)	$(33,877)	$(18,350)

Net amount recognized as of December 31	$(34,824)	$(24,242)	$(33,877)	$(18,350)

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(2,098)	$(634)	$(2,047)	$(548)
Postretirement benefits other than pension (long term)	(32,726)	(23,608)	(31,830)	(17,803)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credits	$676	$714	$970	$940
Actuarial gains (losses)	$13,930	$(9,127)	$16,572	$(4,926)
Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2018 are as follows:

	U.S.	Non-U.S.
Prior service credits	$294	$292
Actuarial gains (losses)	$1,378	$(609)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$314	$423	$361	$372	$434	$380
Interest cost	1,297	693	1,383	678	1,411	678
Amortization of prior service credit and recognized actuarial gain	(1,915)	(15)	(2,026)	(62)	(1,584)	(20)
Other	5	—	5	—	25	—
Net periodic benefit (income) cost	$(299)	$1,101	$(277)	$988	$286	$1,038
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 were as follows:

	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.55%	3.40%	3.95%	3.70%
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.95%	3.70%	4.20%	4.00%	3.85%	3.90%
These assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2017 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.50%	5.00%
Ultimate health care cost trend rate	4.20%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2018
The sensitivity to changes in the assumed health care cost trend rates are as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2017
1% increase in health care cost trend rate	$225	$4,417
1% decrease in health care cost trend rate	$(178)	$(3,538)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2018	$2,135	$644	$2,779
2019	2,220	717	2,937
2020	2,249	766	3,015
2021	2,279	816	3,095
2022	2,304	847	3,151
2023 - 2027	11,352	4,875	16,227
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $5,587 and $4,592 as of December 31, 2017 and 2016, respectively, for termination indemnity plans for two of the Company’s European locations.
13. Other (Expense) Income, net
The components of other (expense) income, net were as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign currency losses	$(7,913)	$(3,958)	$(3,379)
Secondary offering underwriting fees	—	(5,900)	—
Losses on sales of receivables	(931)	(801)	(1,017)
Miscellaneous income (expense)	1,711	—	(44)
Gain on remeasurement of previously held equity interest	—	—	14,199
Other (expense) income, net	$(7,133)	$(10,659)	$9,759
14. Income Taxes
Components of the Company’s income before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$138,477	$121,301	$117,388
Foreign	74,623	73,459	35,600
	$213,100	$194,760	$152,988
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$40,607	$22,109	$26,240
State	500	1,063	1,218
Foreign	22,344	22,067	16,458

Deferred
Federal	17,594	1,828	6,410
State	419	904	281
Foreign	(6,937)	6,350	(9,389)
	$74,527	$54,321	$41,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	$74,585	$68,166	$53,546
State and local taxes	1,177	2,564	3,441
Tax credits	(11,436)	(10,348)	(8,139)
Changes in tax law, other	7,279	8,813	3,630
U.S. tax reform	33,493	—	—
Effect of foreign tax rates	(23,158)	(19,600)	(6,465)
Nonrecurring permanent items	(13,947)	—	(11,300)
Capital loss	(19,931)	—	—
Outside basis difference	9,562	—	—
Stock compensation (ASU 2016-09)	(3,563)	(5,305)	—
Other change in tax reserves	730	116	(368)
Valuation allowance	25,761	9,112	11,638
Other, net	(6,025)	803	(4,765)
Income tax provision	$74,527	$54,321	$41,218
Effective income tax rate	35.0%	27.9%	26.9%
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation on the tax deductibility of interest expense, acceleration of expensing of certain business assets, reductions in the amount of executive pay that could qualify as a tax deduction, as well as certain foreign related provisions. The Company is currently assessing the overall impact of the enacted tax law on its business and its consolidated financial statements and has recorded a discrete tax expense of $33,493 related to the transition tax on foreign earnings, the remeasurement of its deferred tax assets and liabilities for the reduced federal tax rate, and changes to the deductibility of executive compensation in the period ended December 31, 2017. The Company is required to recognize the effect of tax law changes in the period of enactment. However, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 which allows the Company to record provisional amounts and reflect changes to such amounts through income tax expense during a one year measurement period following enactment. Amounts recorded for the above items are provisional amounts and as such, the Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements over the measurement period.
Nonrecurring permanent items in 2017 relate to a worthless security deduction and in 2015 relate to the impact of the gain on the Shenya acquisition and realized exchange losses. The Company also generated a capital loss in the U.S. during 2017. Capital losses can only be realized to the extent they offset realized capital gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Pension, postretirement and other benefits	$57,700	$78,194
Capitalized expenditures	1,471	1,001
Capital loss carryforward	13,780	—
Net operating loss and tax credit carryforwards	145,528	132,057
All other items	38,205	29,826
Total deferred tax assets	256,684	241,078
Deferred tax liabilities:
Property, plant and equipment	(21,507)	(30,310)
Intangibles	(9,665)	(16,210)
All other items	(11,834)	(7,623)
Total deferred tax liabilities	(43,006)	(54,143)
Valuation allowances	(189,355)	(149,757)
Net deferred tax assets	$24,323	$37,178
As of December 31, 2017, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $326,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, India and Korea have operating losses aggregating $142,000, with expiration dates beginning in 2018. The Company and its domestic subsidiaries have capital loss carryforwards totaling $66,000 with expiration dates beginning in 2021. The Company has tax credit carryforwards totaling $11,700 in Poland with expiration dates beginning in 2024. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $11,400 with expiration dates beginning in 2018.
The Company continues to maintain a valuation allowance related to our net deferred tax assets in several foreign jurisdictions. As of December 31, 2017, the Company had valuation allowances of $189,355 related to tax loss, capital loss, credit carryforwards, and other deferred tax assets in the U.S. and several foreign jurisdictions. The Company’s valuation allowance increased in 2017 as a result of current year losses with no benefit in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
A liability for U.S. income tax has been recorded on the undistributed earnings of foreign subsidiaries in accordance with the enacted U.S. Tax Cuts and Jobs Act. As a result, all undistributed earnings are now previously taxed income for U.S. tax purposes, although the undistributed earnings may be subject to withholding taxes upon distribution. The Company has not recorded any deferred taxes for withholding taxes on approximately $608,000 of undistributed earnings of foreign subsidiaries as such amounts are considered indefinitely reinvested. The Company expects to repatriate to the U.S. approximately $50,000 of foreign earnings with no significant related tax costs in 2018.
As of December 31, 2017, the Company had $8,029 ($9,242 including interest and penalties) of total unrecognized tax benefits, all of which represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2017	2016
Balance at beginning of period	$7,851	$7,753
Tax positions related to the current period
Gross additions	720	516
Gross reductions	—	—
Tax positions related to prior years
Gross additions	92	31
Gross reductions	(223)	(70)
Settlements	(411)	(379)
Lapses on statutes of limitations	—	—
Balance at end of period	$8,029	$7,851
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2014. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2013.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $5,196, all of which, if recognized, would impact the effective tax rate.
The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities $1,213 and $1,042 as of December 31, 2017 and 2016, respectively, for tax related interest and penalties on its consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

15. Net Income Per Share Attributable to Cooper-Standard Holdings Inc.
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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Cooper-Standard Holdings Inc.	$135,303	$138,988	$111,880
Increase in fair value of share-based awards	—	63	48
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$135,303	$139,051	$111,928

Basic weighted average shares of common stock outstanding	17,781,272	17,459,710	17,212,607
Dilutive effect of common stock equivalents	995,381	1,270,668	1,202,387
Diluted weighted average shares of common stock outstanding	18,776,653	18,730,378	18,414,994

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$7.61	$7.96	$6.50

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$7.21	$7.42	$6.08
Approximately 2,000 securities were excluded from the calculation of diluted earnings per share for the year ended December 31, 2017, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the years ended December 31, 2016 and 2015.

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2015	$(130,661)		$(84,124)		$(2,280)		$(217,065)
Other comprehensive income (loss) before reclassifications	(12,820)	(1)	(14,757)	(2)	(3,676)	(3)	(31,253)
Amounts reclassified from accumulated other comprehensive income (loss)	—		1,269	(4)	4,486	(5)	5,755
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	47,996	(1)	(11,000)	(6)	784	(7)	37,780
Amounts reclassified from accumulated other comprehensive income (loss)	—		7,863	(8)	(711)	(9)	7,152
Balance as of December 31, 2017	$(95,485)		$(100,749)		$(1,397)		$(197,631)

(1)
Includes $11,844 and $2,180 of other comprehensive income for the years ended December 31, 2017 and 2016, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $3,369.

(3)	Net of tax benefit of $1,257. See Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

(4)	Includes actuarial losses of $2,084, offset by prior service credits of $329, net of tax of $486. See Note 11. and Note 12.

(5)	Net of tax benefit of $1,942. See Note 9.

(6)	Net of tax benefit of $788.

(7)	Net of tax expense of $228. See Note 9.

(8)
Includes losses related to the U.K. pension settlement of $6,288, other settlements of $533, actuarial losses of $3,329, offset by prior service credits of $326, net of tax of $1,961. See Note 11. and Note 12.

(9)	Net of tax benefit of $69. See Note 9.
17. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2017, an aggregate of 19,920,805 shares of its common stock were issued, and 17,914,599 shares were outstanding.
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
Secondary Offering and Share Repurchase
In March 2016, the Company’s Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125,000 of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. During the year ended December 31, 2017, the Company repurchased 513,801 shares at an average purchase price of $108.87 per share, excluding commissions, for a total cost of $55,935, of which $55,123 was settled in cash as of December 31, 2017.
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
As of December 31, 2017, the Company had approximately $45,300 of repurchase authorization remaining under the Program.
18. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis. There are 2,300,000 shares of common stock authorized for awards granted under the current plan. Under previous plans, a total of 5,873,103 shares were authorized for awards. The plans provide for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units (“RSUs”), performance-vested restricted stock units (“PUs”), incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
The Company measures share-based compensation expense at fair value and recognizes such expense on a straight-line basis over the vesting period of the share-based employee awards. The compensation expense related to stock options, restricted stock and performance units granted to key employees and directors of the Company, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

to the recipients will depend on the trading price of the Company’s stock when the awards vest. In accordance with the Company’s long-term incentive plans, share-based compensation awards that settle in shares of Company stock may be delivered on a gross settlement basis or a net settlement basis, as determined by the recipient.
In the second quarter of 2016, the Company early adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in which the provisions related to forfeitures were adopted on a modified retrospective basis to record actual forfeitures as they occur in the consolidated financial statements.
Share-based compensation expense was as follows:

	Year Ended December 31,
	2017	2016	2015
PUs	$12,145	$12,485	$4,899
RSUs	9,183	7,846	6,032
Stock options	3,635	3,701	3,024
Total	$24,963	$24,032	$13,955
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 7 or 10 year term. The stock option grants vest over three, four or five years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2017 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	748,371	$53.24
Granted	109,431	$107.49
Exercised	(273,026)	$46.46
Forfeited	(15,920)	$72.85
Outstanding as of December 31, 2017	568,856	$67.14	7.6	$31,490
Exercisable as of December 31, 2017	316,295	$55.20	5.9	$21,287
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $33.33, $20.26 and $17.28, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $21,194, $31,153 and $2,307, respectively.
As of December 31, 2017, unrecognized compensation expense for stock options amounted to $3,702. Such cost is expected to be recognized over a weighted average period of approximately 1.4 years.
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

	2017	2016	2015
Expected volatility	27.38% - 27.47%	27.58% - 27.70%	27.95% - 28.00%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	1.9% - 2.1%	1.1% - 1.4%	1.5% - 1.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one, three or four years.
Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2017 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	371,559	$63.98
Granted	118,562	$107.57
Vested	(104,608)	$67.01
Forfeited	(31,466)	$71.29
Non-vested as of December 31, 2017	354,047	$77.03
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $107.57, $70.09 and $56.85, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $7,112, $5,923 and $4,146, respectively.
As of December 31, 2017, unrecognized compensation expense for restricted stock and restricted stock units amounted to $12,301. Such cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance-Vested Restricted Stock Units
The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) over a three-year period, which may range from 0% to 200% of the target award amount. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2017 was as follows:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2017	247,967	$63.53
Granted	66,514	$107.49
Vested	(60,286)	$66.32
Forfeited	(24,302)	$69.44
Non-vested as of December 31, 2017	229,893	$74.90
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2017, 2016 and 2015 was $107.49, $68.71 and $56.74, respectively. The total fair value of PUs vested during the year ended December 31, 2017 was $5,641. Cash paid to settle PUs during the year ended December 31, 2017 was $4,296. No performance units vested during the years ended December 31, 2016 and 2015.
As of December 31, 2017, unrecognized compensation expense for the performance units was $6,014. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
TSR Awards
In 2016, the Company granted performance awards to certain of the Company’s executive officers. These grants are settled in shares of the Company’s stock and vest over a three-year performance period. The payout of these awards is based on the Company’s relative total shareholder return (“TSR”) compared to a pre-established comparator group during the performance period.
The fair value of the TSR-based performance units is estimated using the Monte Carlo simulation. Expected volatility was calculated based on a rolling average of the daily stock closing prices of the comparator group at the beginning of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

performance period. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the TSR-based performance units. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation.
Assumptions used to estimate the fair value of the TSR-based performance grant were as follows:

	Year Ended December 31,
	2017	2016
Expected volatility	26.00%	27.60%
Dividend yield	0.00%	0.00%
Expected life - years	1.57	3.00
Risk-free rate	1.83%	0.87%
As of December 31, 2017, unrecognized compensation expense for the TSR awards was $1,357. There were no TSR-based performance units granted during the years ended December 31, 2017 and 2015.
19. Lease Commitments
The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $45,971, $46,756 and $42,129 for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum payments for all non-cancelable operating leases are as follows:

Year	Minimum Future Operating Lease Commitments
2018	$30,301
2019	28,690
2020	20,965
2021	14,723
2022	11,858
Thereafter	33,113
20. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Sales(1)	$33,949	$35,418	$35,843
Purchases(1)	953	548	545
Dividends received(2)	5,382	3,022	1,917
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of December 31, 2017 and December 31, 2016 were $3,109 and $4,078, respectively.
In March 2016, as part of the secondary offering, the Company paid $5,900 of fees incurred on behalf of certain selling stockholders as defined in Note 17. “Equity.”
21. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2017, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
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
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2017 and 2016, the Company had $7,363 and $6,484, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
Employment Contracts
The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Other
The Company is participating in a voluntary foreign tax amnesty program, which allows for the settlement of certain tax matters at reduced amounts. During the year ended December 31, 2017, the Company incurred charges of $4,623, of which $4,388 was a non-cash charge offset by the utilization of tax net operating loss carryforwards, resulting in a net $235 expense impact to net income. The Company does not expect to incur additional material losses under this program, however the settlement of these tax matters is outstanding and the outcome of the program is uncertain.
22. Business Segments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2017	2016	2015
Sales to external customers
North America	$1,882,670	$1,816,486	$1,778,621
Europe	1,043,738	1,031,538	1,033,635
Asia Pacific	585,161	540,684	435,127
South America	106,557	84,183	95,421
Consolidated	$3,618,126	$3,472,891	$3,342,804

Intersegment sales
North America	$13,760	$13,325	$14,058
Europe	15,985	13,524	11,693
Asia Pacific	5,256	4,770	6,166
South America	49	31	49
Eliminations and other	(35,050)	(31,650)	(31,966)
Consolidated	$—	$—	$—

Segment profit (loss)
North America	$236,165	$219,744	$215,487
Europe	(18,872)	(15,989)	(22,435)
Asia Pacific	9,943	9,206	4,063
South America	(14,136)	(18,201)	(44,127)
Income before income taxes	$213,100	$194,760	$152,988

Net interest expense included in segment profit (loss)
North America	$16,824	$13,013	$12,262
Europe	12,287	13,871	13,648
Asia Pacific	11,884	13,720	10,227
South America	1,117	785	2,194
Consolidated	$42,112	$41,389	$38,331

Depreciation and amortization expense
North America	$66,734	$57,546	$54,160
Europe	40,899	37,992	36,845
Asia Pacific	27,085	24,635	18,856
South America	3,370	2,487	4,566
Consolidated	$138,088	$122,660	$114,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2017	2016	2015
Capital expenditures
North America	$67,333	$61,321	$64,933
Europe	45,881	57,054	46,766
Asia Pacific	51,182	33,818	43,276
South America	4,919	2,064	2,783
Corporate	17,480	10,111	8,509
Consolidated	$186,795	$164,368	$166,267

		December 31,
		2017	2016
Segment assets
North America		$1,049,218	$985,809
Europe		644,586	582,385
Asia Pacific		686,329	611,849
South America		54,846	46,125
Eliminations and other		290,669	265,534
Consolidated		$2,725,648	$2,491,702
Product Line Information
Product line information for revenues was as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues
Sealing systems	$1,908,852	$1,816,924	$1,783,068
Fuel and brake delivery systems	757,198	725,689	675,493
Fluid transfer systems	521,553	494,940	458,699
Anti-vibration systems	326,684	301,199	278,891
Other	103,839	134,139	146,653
Consolidated	$3,618,126	$3,472,891	$3,342,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues
United States	$872,025	$879,579	$901,089
Mexico	723,423	638,750	585,558
China	494,727	455,999	355,141
France	299,257	288,905	285,384
Canada	287,222	298,157	291,974
Poland	253,109	239,941	246,997
Germany	192,959	218,363	226,566
Other	495,404	453,197	450,095
Consolidated	$3,618,126	$3,472,891	$3,342,804

		December 31,
		2017	2016
Property, plant and equipment, net
United States		$193,132	$170,671
Mexico		114,762	108,585
China		199,271	163,171
France		72,285	61,226
Canada		43,347	49,509
Poland		73,282	67,686
Germany		86,297	85,026
Other		169,802	126,395
Consolidated		$952,178	$832,269
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2017, 2016 and 2015 are as follows:

	2017 Percentage of Net Sales	2016 Percentage of Net Sales	2015 Percentage of Net Sales
Customer
Ford	28%	27%	26%
General Motors	19%	17%	16%
Fiat Chrysler Automobiles	11%	12%	12%
23. Investments in Affiliates
The Company’s beneficial ownership in affiliates accounted for under the equity method was as follows:

Name	December 31, 2017	December 31, 2016
Sujan Cooper Standard AVS Private Limited	50%	50%
Nishikawa Cooper LLC	40%	40%
Polyrub Cooper Standard FTS Private Limited	35%	35%
Nishikawa Tachaplalert Cooper Ltd.	20%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company’s aggregate investment in unconsolidated affiliates was $42,634 and $42,606 as of December 31, 2017 and 2016, respectively. The Company received dividends from unconsolidated affiliates of $5,382, $3,022 and $1,917 for the years ended December 31, 2017, 2016 and 2015, respectively.
24. Selected Quarterly Information (Unaudited)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$902,051	$909,145	$869,016	$937,914
Gross profit	170,085	172,240	150,829	178,144
Net income	42,504	41,650	25,458	28,961
Net income attributable to Cooper-Standard Holdings Inc.	41,706	40,456	24,640	28,501
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.35	$2.26	$1.39	$1.60
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$2.20	$2.14	$1.32	$1.53

2016	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Sales	$862,497		$879,304		$855,656	$875,434
Gross profit	159,824		171,961		164,672	168,385
Net income	31,537	(1)	40,240	(1)	36,646	32,016
Net income attributable to Cooper-Standard Holdings Inc.	31,323	(1)	40,189	(1)	36,362	31,114
Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.80	(1)	$2.33	(1)	$2.08	$1.76
Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.67	(1)	$2.16	(1)	$1.94	$1.65

(1) Amounts were adjusted due to the adoption of ASU 2016-09 in the second quarter of 2016. See Note 18. “Share-Based Compensation.”

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2017	$7.1	1.1	0.4	(4.4)	$4.2
Year ended December 31, 2016	$4.1	4.0	(0.4)	(0.6)	$7.1
Year ended December 31, 2015	$4.3	0.5	(0.3)	(0.4)	$4.1
(1) Primarily foreign currency translation.

Description	Balance at beginning of period	Additions			Balance at end of period
		Charged to Income	Charged to Equity (2)	Deductions
Tax valuation allowance
Year ended December 31, 2017	$149.8	25.8	13.8	—	$189.4
Year ended December 31, 2016	$137.0	9.1	3.7	—	$149.8
Year ended December 31, 2015	$144.1	11.6	(18.7)	—	$137.0
(2) Includes foreign currency translation.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal control over Financial Reporting” and incorporated herein by reference.
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance - Executive Officers” in the 2018 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Corporate Governance - The Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2018 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Discussion and Analysis - Compensation Committee Report” and “Compensation Discussion and Analysis - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Stock Ownership and Related Stockholder Matters.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2018 Proxy Statement under the heading “Transactions with Related Persons.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”

Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2018 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

PART IV

Item 15.        Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report on Form 10-K:

Index to Exhibits

Unless otherwise provided, the SEC File Number under which each document incorporated by reference herein was filed is 001-36127.

Exhibit No.	Description of Exhibit
2.1*
Debtors’ Second Amended Joint Chapter 11 Plan of Reorganization, dated March 26, 2010 (incorporated by reference to Exhibit 2.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed May 24, 2010 (File No. 333-123708)).

3.1*
Third Amended and Restated Certificate of Incorporation of Cooper-Standard Holdings Inc., dated May 27, 2010 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

3.2*
Amended and Restated Bylaws of Cooper-Standard Holdings Inc. (incorporated by reference to Exhibit 3.2 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

3.3*
Cooper-Standard Holdings Inc. Certificate of Designations 7% Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Cooper-Standard Holdings Inc.’s Registration Statement on Form S-1 (File No. 333-168316)).

4.3*
Registration Rights Agreement, dated as of May 27, 2010, by and among Cooper-Standard Holdings Inc., the Backstop Purchasers and the other holders party thereto (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010 (File No. 333-123708)).

4.4*
Warrant Agreement, dated as of May 27, 2010, between Cooper-Standard Holdings Inc. and Computershare Inc. and Computershare Trust Company, N.A., collectively as Warrant Agent (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010 (File No. 333-123708)).

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

Exhibit No.	Description of Exhibit
10.4*
Amendment No. 2, dated as of May 2, 2017 to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate Holdco 1 LL, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

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

10.14**†	Cooper-Standard Automotive Inc. Annual Incentive Plan, Amended and Restated effective as of January 1, 2016.

10.15*†
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
10.17*†
Amended and Restated Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.18*†
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

10.20*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

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

10.25*†
Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011 (incorporated by reference to Exhibit 10.30 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.26*†
Service Contract between CSA Germany Verwaltungs GmbH and Juan Fernando de Miguel Posada dated March 1, 2013 (incorporated by reference to Exhibit 10.26 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.27*†
International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.27 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.28**†	Extension Addendum dated October 28, 2016, to the International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012.

10.29*†
Offer Letter between Matthew W. Hardt and Cooper-Standard Automotive Inc. dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on January 27, 2015).

Exhibit No.	Description of Exhibit
10.30*†
Transitional Services Agreement between Matthew W. Hardt and Cooper-Standard Holdings Inc. dated June 5, 2017 (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.31*†
Cooper-Standard Automotive Inc. Long-Term Incentive Plan, Amended and Restated effective as of January 1, 2014 (incorporated by reference to Exhibit 10.28 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.32*†
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

10.40*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.41*†
Form of Cooper-Standard Holdings Inc. Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.44 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016).

Exhibit No.	Description of Exhibit
10.42*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.43*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.44*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restrictive Stock Unit Award Agreement (Performance Units, settled 100% cash)(incorporated by reference to Exhibit 10.41 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.45*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.46*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.47**†	Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan

10.48*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.49*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.50*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan 2017 Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

Exhibit No.	Description of Exhibit

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

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

COOPER-STANDARD HOLDINGS INC.

Date: February 20, 2018	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2018 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Peter C. Brusate	Chief Accounting Officer (Principal Accounting Officer)
Peter C. Brusate

/s/ Sean O. Mahoney	Director
Sean O. Mahoney

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ Peifang Zhang	Director
Peifang Zhang