Form 10-K/A
period 2017-12-31
Cooper-Standard Holdings Inc.
filed 2018-02-21
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Cooper-Standard Holdings Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 20, 2018, and is being filed solely to amend both of the reports titled “Report of Independent Registered Public Accounting Firm” contained in Item 8 of the Form 10-K (the “Audit Reports”) to correct a typographical error in the second paragraph of both reports. The second paragraph in both reports incorrectly referenced the date of the Audit Reports as February 16, 2018. The correct date of the Audit Reports in the Form 10-K is February 20, 2018.
Pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes made to the text of such item other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K.
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in the remainder of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

TABLE OF CONTENTS

		Page

PART II
Item 8.	Financial Statements and Supplementary Data	4

PART IV
Item 15.	Exhibits and Financial Statement Schedules	49
Signatures		51

PART II

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018 expressed an unqualified opinion thereon.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 20, 2018 expressed an unqualified opinion thereon.
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

PART IV

Item 15.        Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report on Form 10-K/A:

Index to Exhibits

Exhibit No.	Description of Exhibit

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed with this Report.
**    Furnished with this Report
***    Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

Date: February 21, 2018	/s/ Peter C. Brusate

Peter C. Brusate
Chief Accounting Officer
(Principal Accounting Officer)