Form 10-Q
period 2018-03-31
Cooper-Standard Holdings Inc.
filed 2018-05-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018 there were 18,065,887 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2018

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017
Sales	$967,391	$902,051
Cost of products sold	796,511	732,049
Gross profit	170,880	170,002
Selling, administration & engineering expenses	80,440	87,054
Amortization of intangibles	3,406	3,595
Impairment charges	—	4,270
Restructuring charges	7,125	9,988
Operating profit	79,909	65,095
Interest expense, net of interest income	(9,800)	(11,239)
Equity in earnings of affiliates	1,687	1,675
Loss on refinancing and extinguishment of debt	(770)	—
Other expense, net	(1,719)	(1,137)
Income before income taxes	69,307	54,394
Income tax expense	11,891	11,890
Net income	57,416	42,504
Net income attributable to noncontrolling interests	(624)	(798)
Net income attributable to Cooper-Standard Holdings Inc.	$56,792	$41,706

Earnings per share:
Basic	$3.16	$2.35
Diluted	$3.07	$2.20
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$57,416	$42,504
Other comprehensive income (loss):
Currency translation adjustment	12,692	10,291
Benefit plan liabilities adjustment, net of tax	1,307	(193)
Fair value change of derivatives, net of tax	3,612	1,093
Other comprehensive income, net of tax	17,611	11,191
Comprehensive income	75,027	53,695
Comprehensive income attributable to noncontrolling interests	(1,573)	(981)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$73,454	$52,714
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$420,172	$515,952
Accounts receivable, net	570,548	494,049
Tooling receivable	107,274	112,561
Inventories	185,960	170,196
Prepaid expenses	38,610	33,205
Other current assets	115,273	100,778
Total current assets	1,437,837	1,426,741
Property, plant and equipment, net	977,514	952,178
Goodwill	173,370	171,852
Intangible assets, net	65,904	69,091
Other assets	106,534	105,786
Total assets	$2,761,159	$2,725,648

Liabilities and Equity
Current liabilities:
Debt payable within one year	$34,626	$34,921
Accounts payable	523,962	523,296
Payroll liabilities	119,405	123,090
Accrued liabilities	115,595	145,650
Total current liabilities	793,588	826,957
Long-term debt	723,587	723,325
Pension benefits	181,059	180,173
Postretirement benefits other than pensions	61,643	61,921
Other liabilities	78,323	78,183
Total liabilities	1,838,200	1,870,559
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 20,062,193 shares issued and 18,065,887 shares outstanding as of March 31, 2018, and 19,920,805 shares issued and 17,914,599 outstanding as of December 31, 2017	18	18
Additional paid-in capital	510,060	512,815
Retained earnings	572,084	511,367
Accumulated other comprehensive loss	(189,608)	(197,631)
Total Cooper-Standard Holdings Inc. equity	892,554	826,569
Noncontrolling interests	30,405	28,520
Total equity	922,959	855,089
Total liabilities and equity	$2,761,159	$2,725,648
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	151,288	—	(73)	(4,714)	—	(4,787)	—	(4,787)
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Net income	—	—	—	56,792	—	56,792	624	57,416
Other comprehensive income	—	—	—	—	16,662	16,662	949	17,611
Balance as of March 31, 2018	18,065,887	$18	$510,060	$572,084	$(189,608)	$892,554	$30,405	$922,959
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$57,416	$42,504
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	32,853	28,262
Amortization of intangibles	3,406	3,595
Impairment charges	—	4,270
Share-based compensation expense	3,875	6,804
Equity in earnings of affiliates, net of dividends related to earnings	2,821	965
Loss on refinancing and extinguishment of debt	770	—
Other	1,242	7,661
Changes in operating assets and liabilities	(112,939)	(90,372)
Net cash (used in) provided by operating activities	(10,556)	3,689
Investing activities:
Capital expenditures	(67,858)	(58,270)
Acquisition of businesses, net of cash acquired	(3,223)	—
Proceeds from sale of fixed assets and other	889	33
Net cash used in investing activities	(70,192)	(58,237)
Financing activities:
Principal payments on long-term debt	(887)	(1,836)
(Decrease) increase in short-term debt, net	(1,123)	142
Purchase of noncontrolling interests	(2,450)	—
Proceeds from exercise of warrants	—	580
Taxes withheld and paid on employees' share based payment awards	(9,621)	(10,740)
Other	(881)	(117)
Net cash used in financing activities	(14,962)	(11,971)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(6,510)
Changes in cash, cash equivalents and restricted cash	(95,779)	(73,029)
Cash, cash equivalents and restricted cash at beginning of period	518,461	482,979
Cash, cash equivalents and restricted cash at end of period	$422,682	$409,950

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$420,172	$515,952
Restricted cash included in other current assets	45	88
Restricted cash included in other assets	2,465	2,421
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$422,682	$518,461
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2018 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
The Company’s financial statements for the three months ended March 31, 2017 have been recast to reflect the effects of the adoption of Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, both of which were adopted in the first quarter of 2018. The financial statement line items affected due to the adoption of ASU 2017-07 were cost of products sold, selling, administration & engineering expenses and other expense, net. The financial statement line items affected due to the adoption of ASU 2016-18 were cash flows from operating activities and beginning and ending cash, cash equivalents and restricted cash. For additional information, see Note 2. “New Accounting Pronouncements.”
Summary of Significant Accounting Policies
Restricted Cash - Amounts included in restricted cash are maintained to meet local regulatory requirements in Europe and Korea in support of employee related programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following ASUs during the three months ended March 31, 2018:

Standard	Description	Impact	Effective Date
ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act to retained earnings.	Adoption resulted in the reclassification of $8,639 from accumulated other comprehensive loss to retained earnings. There is no impact to total equity.	January 1, 2019 (early adopted as of January 1, 2018)
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
Clarifies that modification accounting is required only if there is a change in the fair value, vesting conditions, or classification (as equity or liability) of a share-based payment award due to changes in the terms or conditions.
		No Impact	January 1, 2018
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

Adoption resulted in the reclassification of $497 from cost of products sold and selling, administrative and engineering expense to other expense, net for the three months ended March 31, 2017. There was no impact to net income attributable to Cooper Standard. See Note 12 and Note 13.
January 1, 2018
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
		See Condensed Consolidated Statement of Cash Flows	January 1, 2018
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	Requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs.	No Impact	January 1, 2018
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	Provide guidance on eight specific cash flow issues, thereby reducing diversity in practice.	No Impact	January 1, 2018

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all related amendments using the modified retrospective method applied to contracts that were not completed at the date of initial application. The new standard replaced existing revenue recognition guidance with a five-step model and additional financial statement disclosures. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
The Company did not recognize a cumulative effect adjustment to the opening balance of retained earnings because net income was not impacted upon adoption. However, the cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet were as follows:

	Balance as of December 31, 2017	Adjustments due to adoption of ASC 606	Balance as of January 1, 2018
Assets
Current assets:
Accounts receivable, net	$494,049	$(4,604)	$489,445
Other current assets	100,778	4,604	$105,382
The new standard primarily impacted how the Company accounts for unbilled receivables associated with variable pricing arrangements, now recognized as contract assets. Before adoption, the Company recognized such amounts in accounts receivable. In accordance with the modified retrospective adoption method, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following table summarizes the impact of adopting the new standard on the Company’s consolidated balance sheet for the period ended March 31, 2018.

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Assets
Current assets:
Accounts receivable, net	$570,548	$586,588	$(16,040)
Other current assets	115,273	99,233	16,040
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
January 1, 2020
3. Acquisitions
AMI Acquisition
In the first quarter of 2018, the Company finalized its purchase of 100% equity interest of the China fuel and brake business of AMI Industries (“AMI China”) for cash consideration of $4,124. This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of AMI China are included in the Company’s condensed consolidated financial statements from the date of acquisition, February 1, 2018, and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis using information available. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred by an immaterial amount.
INOAC Acquisition
Also in the first quarter of 2018, the Company purchased the remaining 49% equity interest of Cooper-Standard INOAC Pte. Ltd., a fluid transfer systems joint venture, at a purchase price of $2,450. This acquisition was accounted for as an equity transaction. Subsequent to the transaction, the Company owns 100% of the equity interests of Cooper-Standard INOAC Pte. Ltd.
4. Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which it adopted on January 1, 2018 using the modified retrospective method. The Company expects the effect of adopting the new standard to be immaterial to its net income on an ongoing basis.
The disaggregation of revenue by customer group for the three months ended March 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$488,737	$260,656	$149,169	$26,450	$925,012
Commercial	5,353	9,580	6	145	15,084
Other	5,088	22,165	—	42	27,295
Revenue	$499,178	$292,401	$149,175	$26,637	$967,391
The automotive group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all the Company’s revenues are generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems	Control and isolate vibration and noise in the vehicle to improve ride and handling
The disaggregation of revenue by product line for the three months ended March 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$172,811	$184,452	$117,890	$19,909	$495,062
Fuel and brake delivery systems	138,801	38,953	22,095	6,603	206,452
Fluid transfer systems	119,673	23,009	6,614	125	149,421
Anti-vibration systems	67,521	21,182	2,576	—	91,279
Other	372	24,805	—	—	25,177
Consolidated	$499,178	$292,401	$149,175	$26,637	$967,391
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. The Company has one major performance obligation category: manufactured parts.
A contract’s transaction price is allocated to each distinct performance obligation and recognized when the performance obligation is satisfied. It is not unusual for the Company’s contracts to include multiple performance obligations. For such contracts, the Company generally allocates the contract’s transaction price to each performance obligation based on the purchase order or other arranged pricing.
The Company recognizes revenue at a point in time, generally when products are shipped or delivered. The point at which revenue is recognized often depends on the shipping terms.
The Company usually enters agreements with customers to produce products at the beginning of a vehicle’s life. Blanket purchase orders received from customers and related documents generally establish the annual terms, including pricing, related to a vehicle model. Although purchase orders do not usually specify quantities, fulfillment of customers’ purchasing requirements can be the Company’s obligation for the entire production life of the vehicle. These agreements generally may be terminated by the Company’s customer at any time, but such cancellations have historically been minimal. Customers typically pay for parts based on customary business practices with payment terms generally between 30 and 90 days. The Company has no significant financing arrangements with customers.
The Company applies the optional exemption to forgo disclosing information about its remaining performance obligations because its contracts usually have an original expected duration of one year or less. It also applies an accounting policy to treat shipping and handling costs that are incurred after revenue is recognizable as a fulfillment activity by expensing such costs as incurred, instead of as a separate performance obligation. This is consistent with the Company’s historical accounting practices. The Company has chosen to present revenue net of sales and other similar taxes, which is also consistent with its historical accounting practices.
Contract Estimates
The amount of revenue recognized is usually based on the purchase order price and adjusted for variable consideration, including pricing concessions. The Company accrues for pricing concessions by reducing revenue as products are shipped or delivered. The accruals are based on historical experience, anticipated performance and management’s best judgment. The Company also generally has ongoing adjustments to customer pricing arrangements based on the content and cost of its products. Such pricing accruals are adjusted as they are settled with customers. Customer returns are usually related to quality or shipment issues and are recorded as a reduction of revenue. The Company generally does not recognize significant return obligations due to their infrequent nature.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized and invoices are issued, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the three-month period ended March 31, 2018 were not materially impacted by any other factors. Net contract assets (liabilities) consisted of the following:

	March 31, 2018	January 1, 2018	Change
Contract assets	$16,040	$4,604	$11,436
Contract liabilities	—	—	—
Net contract assets (liabilities)	$16,040	$4,604	$11,436
Other
The Company provides assurance-type warranties to its customers. Such warranties provide customers with assurance that the related product will function as intended and complies with any agreed-upon specifications, and are recognized in costs of products sold.
5. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. This initiative is expected to be substantially complete by December 31, 2018. The estimated cost of this initiative is $119,000 to $124,000, of which approximately $110,000 has been incurred to date. The Company expects to incur total employee separation costs of approximately $61,000 to $64,000, other related exit costs of approximately $57,000 to $59,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
North America	$1,104	$—
Europe	5,529	9,289
Asia Pacific	438	699
South America	54	—
Total	$7,125	$9,988
Restructuring activity for the three months ended March 31, 2018 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$15,091	$7,244	$22,335
Expense	5,077	2,048	7,125
Cash payments	(5,789)	(4,058)	(9,847)
Foreign exchange translation and other	160	259	419
Balance as of March 31, 2018	$14,539	$5,493	$20,032

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

6. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Finished goods	$48,452	$47,613
Work in process	40,548	35,455
Raw materials and supplies	96,960	87,128
	$185,960	$170,196
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2018	December 31, 2017
Land and improvements	$75,299	$73,419
Buildings and improvements	314,563	305,231
Machinery and equipment	1,071,933	1,022,279
Construction in progress	197,946	198,358
	1,659,741	1,599,287
Accumulated depreciation	(682,227)	(647,109)
Property, plant and equipment, net	$977,514	$952,178
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 in the three months ended March 31, 2017. Fair value was determined based on current real estate market conditions.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2018 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852
Foreign exchange translation	(90)	308	1,300	1,518
Balance as of March 31, 2018	$122,305	$12,762	$38,303	$173,370
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$136,357	$(89,733)	$46,624
Developed technology	2,800	(2,800)	—
Other	22,295	(3,015)	19,280
Balance as of March 31, 2018	$161,452	$(95,548)	$65,904

Customer relationships	$135,927	$(86,342)	$49,585
Developed technology	2,893	(2,893)	—
Other	22,298	(2,792)	19,506
Balance as of December 31, 2017	$161,118	$(92,027)	$69,091
9. Debt
A summary of outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Senior Notes	$393,862	$393,684
Term Loan	330,304	330,781
Other borrowings	34,047	33,781
Total debt	758,213	758,246
Less current portion	(34,626)	(34,921)
Total long-term debt	$723,587	$723,325
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2018 and December 31, 2017, the Company has $6,138 and $6,316 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either, (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. As a result of the Amendment No. 3, the Company recognized a loss on refinancing and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

extinguishment of debt of $770 in the three months ended March 31, 2018, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
As of March 31, 2018 and December 31, 2017, the Company had $3,311 and $3,537 of unamortized debt issuance costs, respectively, and $2,135 and $2,281 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of March 31, 2018, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $207,721 in availability, less outstanding letters of credit of $7,672.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of March 31, 2018 and December 31, 2017, the Company had $1,283 and $1,373, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of March 31, 2018.
Other
Other borrowings reflect borrowings under capital leases and local bank lines.
10. Fair Value Measurements and Financial Instruments
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017	Input
Forward foreign exchange contracts - other current assets	$3,076	$761	Level 2
Forward foreign exchange contracts - accrued liabilities	(234)	(2,363)	Level 2
Interest rate swaps - other current assets	33	—	Level 2
Interest rate swaps - accrued liabilities	—	(515)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Acquisitions” and Note 7. “Property, Plant and Equipment.”
Items Not Carried At Fair Value
Fair values of the Company’s debt instruments were as follows:

	March 31, 2018	December 31, 2017
Aggregate fair value	$736,457	$749,463
Aggregate carrying value (1)	735,750	736,600
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

the Brazilian Real. As of March 31, 2018, the notional amount of these contracts was $125,712 and consisted of hedges of transactions up to December 2018.
Interest rate swaps - The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contracts, which fix the interest payments of variable rate debt instruments, are used to manage exposure to fluctuations in interest rates. As of March 31, 2018, the notional amount of these contracts was $150,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2018	2017
Forward foreign exchange contracts	$4,925	$941
Interest rate swaps	338	126
Total	$5,263	$1,067
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Three Months Ended March 31,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$485	$121	$—	$—
Interest rate swaps	Interest expense, net of interest income	(211)	(794)	209	85
Total		$274	$(673)	$209	$85
The amount of losses to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $33.
11. Accounts Receivable Factoring
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
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	March 31, 2018	December 31, 2017
Off-balance sheet arrangements	$93,153	$96,588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements		On-Balance Sheet Arrangements
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Accounts receivable factored	$216,571	$148,924	$—	$7,651
Costs	400	455	—	26
The Company continues to service sold receivables and acts as collection agent for the Factor. As of March 31, 2018 and December 31, 2017, cash collections on behalf of the Factor that have yet to be remitted were $18,462 and $36,248, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
12. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$1,096	$204	$939
Interest cost	2,706	1,070	2,925	1,056
Expected return on plan assets	(4,354)	(632)	(4,003)	(657)
Amortization of prior service cost and actuarial loss	601	688	468	696
Net periodic benefit (income) cost	$(834)	$2,222	$(406)	$2,034

	Other Postretirement Benefits
	Three Months Ended March 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$77	$126	$79	$104
Interest cost	300	198	324	170
Amortization of prior service credit and actuarial gain	(418)	77	(479)	(4)
Other	1	—	1	—
Net periodic benefit (income) cost	$(40)	$401	$(75)	$270
The Company adopted ASU 2017-07 during the first quarter of 2018. As a result, the service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of net income. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of net income for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

13. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2018	2017
Foreign currency losses	$(1,588)	$(672)
Components of net periodic benefit cost other than service cost	(237)	(497)
Losses on sales of receivables	(325)	(218)
Miscellaneous income	431	250
Other expense, net	$(1,719)	$(1,137)
14. Income Taxes
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
Income tax expense, income before income taxes and the corresponding effective tax rate for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
	2018	2017
Income tax expense	$11,891	$11,890
Income before income taxes	69,307	54,394
Effective tax rate	17%	22%
The effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was lower primarily due to the lower U.S. statutory rate in the three months ended March 31, 2018. The income tax rate for the three months ended March 31, 2018 and 2017 varies from statutory rates primarily due to tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. Additional changes potentially impacting the Company include limitations on the deductibility of executive compensation and new taxes on certain foreign sourced earnings. Staff Accounting Bulletin 118 allows the Company to record provisional amounts and reflect changes to such amounts through income tax expense during the one-year measurement period following enactment. All amounts recorded by the Company for the impact of the Act have been recorded provisionally beginning in the period ended December 31, 2017. No changes have been recorded in the period ended March 31, 2018 related to the provisional amounts recorded for the transition tax on foreign earnings, the remeasurement of deferred tax assets and liabilities for the reduced federal tax rate, and the changes to the deductibility of executive compensation.
As of March 31, 2018, the Company made its best estimate of the annual effective tax rate (“EAETR”) for the full year of 2018. The Company continues to examine the potential impact of certain provisions of the Act that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company’s 2018 EAETR may change in subsequent interim periods as additional analysis is completed. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur tax for the year ended December 31, 2018.

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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2018	2017
Net income attributable to Cooper-Standard Holdings Inc.	$56,792	$41,706
Increase in fair value of share-based awards	1	18
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$56,793	$41,724

Basic weighted average shares of common stock outstanding	17,991,488	17,742,994
Dilutive effect of common stock equivalents	519,625	1,229,556
Diluted weighted average shares of common stock outstanding	18,511,113	18,972,550

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$3.16	$2.35

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$3.07	$2.20

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Three Months Ended March 31, 2018
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2017	$(95,485)		$(100,749)		$(1,397)		$(197,631)
Other comprehensive income (loss) before reclassifications	11,743	(1)	(575)	(2)	3,982	(3)	15,150
Amounts reclassified from accumulated other comprehensive income (loss)	—		(6,687)	(4)	(440)	(5)	(7,127)
Balance as of March 31, 2018	$(83,742)		$(108,011)		$2,145		$(189,608)

(1)	Includes $2,287 of other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $286.

(3)	Net of tax expense of $1,281. See Note 10.

(4)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $78, offset by curtailment loss of $1,188 and the amortization of actuarial losses of $1,025, net of tax of $253. See Note 12.

(5)	Includes the effect of the adoption of ASU 2018-02 of $70 and is net of tax expense of $113. See Note 10.

	Three Months Ended March 31, 2017
	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	10,108	(1)	(657)	(2)	726	(3)	10,177
Amounts reclassified from accumulated other comprehensive income (loss)	—		464	(4)	367	(5)	831
Balance as of March 31, 2017	$(133,373)		$(97,805)		$(377)		$(231,555)

(1)	Includes $4,242 of other comprehensive income related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $29.

(3)	Net of tax expense of $341. See Note 10.

(4)	Includes the amortization of actuarial losses of $732 offset by the amortization of prior service credits of $84, net of tax of $184. See Note 12.

(5)	Net of tax benefit of $221. See Note 10.
17. Common Stock
Share Repurchase Program
In March 2016, the Company’s Board of Directors approved a securities repurchase program (the “Program”) authorizing the Company to repurchase, in the aggregate, up to $125,000 of its outstanding common stock or warrants to purchase common stock. Under the Program, repurchases may be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. As of March 31, 2018, the Company had approximately $45,300 of repurchase authorization remaining under the Program.
18. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
In February 2018, the Company granted Restricted Stock Units (“RSUs”), Performance Units (“PUs”) and stock options. The RSUs cliff vest after three years, the PUs cliff vest at the end of their three-year performance period, and the stock options vest ratably over three years. The number of PUs that will vest depends on the Company’s achievement of target performance

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

goals related to the Company’s return on invested capital (“ROIC”), which may range from 0% to 200% of the target award amount. The grant-date fair value of the RSUs and PUs was determined using the closing price of the Company’s common stock on the date of grant. The grant-date fair value of the stock options was determined using the Black-Scholes option pricing model.
During the three months ended March 31, 2018 and 2017, the Company paid $13,279 and $4,296 of cash to settle PUs that vested in February 2018 and February 2017, respectively.
Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2018	2017
PUs	$295	$2,365
RSUs	2,741	3,400
Stock options	839	1,039
Total	$3,875	$6,804
19. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended March 31,
	2018	2017
Sales(1)	$8,073	$9,312
Purchases(1)	174	190
Dividends received(2)	4,508	2,640
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of March 31, 2018 and December 31, 2017 were $3,592 and $3,109, respectively.
20. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $7,156 and $7,363, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

21. Segment Reporting
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2018	2017
Sales to external customers
North America	$499,178	$484,238
Europe	292,401	261,506
Asia Pacific	149,175	132,591
South America	26,637	23,716
Consolidated	$967,391	$902,051

Intersegment sales
North America	$3,626	$3,598
Europe	3,707	3,581
Asia Pacific	1,719	831
South America	14	2
Eliminations	(9,066)	(8,012)
Consolidated	$—	$—

Income before income taxes
North America	$64,685	$62,281
Europe	2,569	(8,559)
Asia Pacific	3,581	3,477
South America	(1,528)	(2,805)
Consolidated income before income taxes	$69,307	$54,394

	March 31, 2018	December 31, 2017
Segment assets
North America	$1,102,382	$1,049,218
Europe	667,567	644,586
Asia Pacific	668,477	686,329
South America	53,930	54,846
Eliminations and other	268,803	290,669
Consolidated	$2,761,159	$2,725,648

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“2017 Annual Report”) see Item 1A. “Risk Factors.” The following should be read in conjunction with our 2017 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2017 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We operate our business along four segments: North America, Europe, Asia Pacific and South America. We are primarily a “Tier 1” supplier, with approximately 85% of our sales in 2017 made directly to major OEMs.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.
In North America, the U.S. economy has gained modest momentum as a result of recent tax changes and decreased regulation on business and industry. Geo-political and economic uncertainty has increased, however, due to ongoing discussions related to trade between the U.S. and certain key trading partners. Rising interest rates may temper consumer demand for new vehicles for certain segments of the population over the next several quarters. The mix of vehicles produced continues to shift away from passenger cars into sport utility vehicles, crossover utility vehicles and light trucks.
In Europe, the economic environment remains generally favorable. Labor markets are tightening and capital investment is increasing, and as a result, demand for light vehicles is increasing modestly. Similar to North America, however, potential economic uncertainty related to trade could impact consumer confidence and economic growth going forward.
The Chinese economy has started the year strong with robust infrastructure investment and strong retail growth, suggesting healthy private consumption. Consumer preferences and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year over year.
In Brazil, positive economic momentum from the fourth quarter of 2017 appears to have continued into the first quarter of 2018. Manageable inflation and an improving labor market is expected to support consumer demand for the rest of the year. Longer term, however, due to a long history of economic and political volatility, we remain cautious about consumer confidence and vehicle demand in this region.
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
In North America, first quarter total light vehicle production declined modestly compared to the same period a year ago. Continuing recent trends in consumer demand and increases in business spending, production of passenger cars declined while production of light trucks, sport utility vehicles and crossover vehicles increased. We expect similar patterns to continue in the region throughout 2018. European light vehicle production experienced modest year-over-year growth through the first quarter of 2018, in line with our full-year expectations. In the Asia Pacific region, light vehicle production declined modestly in the first quarter compared to the same period last year, driven largely by declines in greater China. We expect production in greater China to increase through the remainder of the year, however, driving slight year-over-year growth for the Asia Pacific region overall.
Light vehicle production in certain regions for the three months ended March 31, 2018 and 2017 was:

	Three Months Ended March 31,
(In millions of units)	2018(1)	2017(1)	% Change
North America	4.4	4.5	(2.7)%
Europe	5.9	5.9	(0.1)%
Asia Pacific(2)	12.4	12.6	(1.2)%
South America	0.8	0.7	11.8%

(1)	Production data based on IHS Automotive, April 2018.

(2)	Includes Greater China units of 6.7 and 6.9 for the three months ended March 31, 2018 and 2017, respectively.
Results of Operations

	Three Months Ended March 31,
	2018	2017	Change
	(dollar amounts in thousands)
Sales	$967,391	$902,051	$65,340
Cost of products sold	796,511	732,049	64,462
Gross profit	170,880	170,002	878
Selling, administration & engineering expenses	80,440	87,054	(6,614)
Amortization of intangibles	3,406	3,595	(189)
Impairment charges	—	4,270	(4,270)
Restructuring charges	7,125	9,988	(2,863)
Operating profit	79,909	65,095	14,814
Interest expense, net of interest income	(9,800)	(11,239)	1,439
Equity in earnings of affiliates	1,687	1,675	12
Loss on refinancing and extinguishment of debt	(770)	—	(770)
Other expense, net	(1,719)	(1,137)	(582)
Income before income taxes	69,307	54,394	14,913
Income tax expense	11,891	11,890	1
Net income	57,416	42,504	14,912
Net income attributable to noncontrolling interests	(624)	(798)	174
Net income attributable to Cooper-Standard Holdings Inc.	$56,792	$41,706	$15,086
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Sales
Sales for the three months ended March 31, 2018 increased 7.2%, compared to the three months ended March 31, 2017.

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Total sales	$967,391	$902,051	$65,340	$18,668	$52,969	$(6,297)
* Net of customer price reductions

We experienced volume growth of 1.7% for the period, primarily as a result of increased sales in all regions, and favorable foreign exchange impacts, primarily related to the Euro and the Renminbi. Other includes the net impact of acquisitions and divestitures.
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	796,511	732,049	64,462	41,005	46,071	(22,614)
Gross profit	170,880	170,002	878	(22,337)	6,898	16,317
Gross profit percentage of sales	17.7%	18.8%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of net sales for the three months ended March 31, 2018 and 2017, respectively. The most significant driver of the cost decrease for cost of products sold was net operating efficiencies of $25.0 million, primarily driven by lean manufacturing.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. As a percent of sales, expense for the three months ended March 31, 2018 was 8.3% compared to 9.7% for the three months ended March 31, 2017. This decrease is due to lower compensation related costs and efficiencies related to cost improvement initiatives.
Restructuring. Restructuring charges for the three months ended March 31, 2018 decreased $2.9 million compared to the three months ended March 31, 2017. The decrease was primarily driven by lower restructuring expenses related to our European and Asia Pacific initiatives of $4.0 million, partially offset by higher restructuring charges attributed to North America and South America.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2018 decreased $1.4 million compared to the three months ended March 31, 2017, primarily due to the refinancing of the Term Loan Facility.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the three months ended March 31, 2018 was $0.8 million which resulted primarily from expensing debt issuance costs associated with our amended Term Loan Facility.
Other Expense, Net. Other expense for the three months ended March 31, 2018 increased $0.6 million compared to the three months ended March 31, 2017 primarily due to increased foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended March 31, 2018 was $11.9 million on earnings before income taxes of $69.3 million. This compares to income tax expense of $11.9 million on earnings before income taxes of $54.4 million for the same period of 2017. The effective tax rate for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was lower primarily due to the lower U.S. statutory rate in the three months ended March 31, 2018. The income tax rate for the three months ended March 31, 2018 varied from statutory rates primarily due to tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.

Segment Results of Operations
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
Sales

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$499,178	$484,238	$14,940	$14,770	$3,353	$(3,183)
Europe	292,401	261,506	30,895	(3,209)	39,884	(5,780)
Asia Pacific	149,175	132,591	16,584	3,331	10,587	2,666
South America	26,637	23,716	2,921	3,776	(855)	—
Consolidated	$967,391	$902,051	$65,340	$18,668	$52,969	$(6,297)

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and the Renminbi

•	Other includes the net impact of acquisitions and divestitures
Segment profit (loss)

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Income before income taxes
North America	$64,685	$62,281	$2,404	$(10,303)	$(837)	$14,602	$(1,058)
Europe	2,569	(8,559)	11,128	(9,764)	3,889	8,464	8,539
Asia Pacific	3,581	3,477	104	(3,274)	103	2,974	301
South America	(1,528)	(2,805)	1,277	1,004	(306)	562	17
Consolidated income before income taxes	$69,307	$54,394	$14,913	$(22,337)	$2,849	$26,602	$7,799
* Net of customer price reductions

•	The favorable impact of foreign currency exchange impact is primarily driven by the Euro, partially offset by the Polish Zloty and the Czech Koruna

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $25.0 million primarily driven by North America and Europe, partially offset by inflation

◦	The decrease in selling, administrative and engineering expense of $10.0 million, net of wage inflation

◦	Commodity price pressure, offset by purchasing performance

•	The Other category above includes changes in the net impact of interest income and expense, the net impact of acquisitions and divestitures, one-time items, and restructuring expense, including:

◦	The non-recurrence of the prior period impairment of $4.3 million in our Europe segment

◦	The $2.9 million decrease in restructuring expenses related to Europe and Asia Pacific, partially offset by higher restructuring charges in North America and South America

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 9. “Debt” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash used in operations was $10.6 million for the three months ended March 31, 2018, compared to net cash provided by operations of $3.7 million for the three months ended March 31, 2017. The outflow was primarily due to the timing of customer payments and lower utilization of the accounts receivable factoring program, partially offset by the timing of accounts payable and increased earnings.
Investing Activities. Net cash used in investing activities was $70.2 million for the three months ended March 31, 2018, compared to $58.2 million for the three months ended March 31, 2017. Cash used in investing activities consisted primarily of capital spending of $67.9 million and $58.3 million for the three months ended March 31, 2018 and 2017, respectively, as well as cash paid for the acquisition of businesses, which consisted primarily of $4.1 million for the AMI China acquisition. We anticipate that we will spend approximately $195 million to $215 million on capital expenditures in 2018.
Financing Activities. Net cash used in financing activities totaled $15.0 million for the three months ended March 31, 2018, compared to $12.0 million for the three months ended March 31, 2017. The increase was primarily due to the purchase of a noncontrolling interest and debt issuance costs paid related to the term loan refinancing.
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
In 2017, we repurchased $55.9 million of our common stock (513,801 shares at an average purchase price of $108.87 per share, excluding commissions) in the open market, of which $55.1 million was settled in cash during the year ended December 31, 2017. We did not make any share repurchases related to the Program during the three months ended March 31, 2018. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the Program may be discontinued at any time at our discretion. As of March 31, 2018, we have approximately $45.3 million of repurchase authorization remaining under the Program.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2018	2017
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$56,792	$41,706
Income tax expense	11,891	11,890
Interest expense, net of interest income	9,800	11,239
Depreciation and amortization	36,259	31,857
EBITDA	$114,742	$96,692
Restructuring charges	7,125	9,988
Loss on refinancing and extinguishment of debt (1)	770	—
Impairment charges (2)	—	4,270
Adjusted EBITDA	$122,637	$110,950

(1)	Loss on refinancing and extinguishment of debt related to the amendment of the Term Loan Facility.

(2)	Non-cash impairment charges related to fixed assets.
Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 20. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by references.

Recently Issued Accounting Pronouncements
See Note 1. “Overview” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2018.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; entering new markets; possible variability of our working capital requirements; risks associated with our international operations; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers' needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions used for evaluation of deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities, including as a result of IRS issuing guidance on Tax Cuts and Jobs Act that may change our assumptions; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
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

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of March 31, 2018, the notional amount of these contracts was $125.7 million. As of March 31, 2018, the fair value of the Company’s forward foreign exchange contracts was an asset of $2.8 million. The potential pre-tax loss or gain in fair value from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	March 31, 2018	December 31, 2017
10% strengthening of U.S. Dollar	- $9.8 million	- $10.0 million
10% weakening of U.S. Dollar	+ $11.9 million	+ $12.9 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
As discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report, we have approximately $45.3 million of repurchase authorization remaining under our ongoing common stock share repurchase program.
A summary of our shares of common stock repurchased during the three months ended March 31, 2018 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2018 through January 31, 2018	—	$—	—	$45.3
February 1, 2018 through February 28, 2018	56,002	$118.25	—	$45.3
March 1, 2018 through March 31, 2018	287	$115.98	—	$45.3
Total	56,289	$118.24	—	$45.3

(1)	All shares were repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*
Amendment No. 3, dated as of March 6, 2018 to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, CS Intermediate Holdco 1 LLC, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and the lenders from time to time party thereto as Lenders and other parties thereto.

10.2*	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.3*	Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award).

10.4*	Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award).

10.5*	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 2, 2018	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)