Form 10-Q
period 2018-06-30
Cooper-Standard Holdings Inc.
filed 2018-08-01
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018 there were 17,819,323 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2018

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$928,262	$909,145	$1,895,653	$1,811,196
Cost of products sold	776,897	736,957	1,573,408	1,469,006
Gross profit	151,365	172,188	322,245	342,190
Selling, administration & engineering expenses	76,339	85,515	156,779	172,569
Amortization of intangibles	3,399	3,536	6,805	7,131
Impairment charges	—	—	—	4,270
Restructuring charges	10,013	8,323	17,138	18,311
Operating profit	61,614	74,814	141,523	139,909
Interest expense, net of interest income	(9,973)	(10,293)	(19,773)	(21,532)
Equity in earnings of affiliates	1,248	1,400	2,935	3,075
Loss on refinancing and extinguishment of debt	—	(1,020)	(770)	(1,020)
Other expense, net	(557)	(2,721)	(2,276)	(3,858)
Income before income taxes	52,332	62,180	121,639	116,574
Income tax expense	9,130	20,530	21,021	32,420
Net income	43,202	41,650	100,618	84,154
Net income attributable to noncontrolling interests	(1,325)	(1,194)	(1,949)	(1,992)
Net income attributable to Cooper-Standard Holdings Inc.	$41,877	$40,456	$98,669	$82,162

Earnings per share:
Basic	$2.33	$2.26	$5.48	$4.61
Diluted	$2.28	$2.14	$5.36	$4.34
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$43,202	$41,650	$100,618	$84,154
Other comprehensive income (loss):
Currency translation adjustment	(38,254)	14,378	(25,562)	24,669
Benefit plan liabilities adjustment, net of tax	2,951	(2,535)	4,258	(2,728)
Fair value change of derivatives, net of tax	(3,222)	490	390	1,583
Other comprehensive income (loss), net of tax	(38,525)	12,333	(20,914)	23,524
Comprehensive income	4,677	53,983	79,704	107,678
Comprehensive (income) loss attributable to noncontrolling interests	285	(1,604)	(1,288)	(2,585)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$4,962	$52,379	$78,416	$105,093
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$440,233	$515,952
Accounts receivable, net	507,189	494,049
Tooling receivable	120,746	112,561
Inventories	184,916	170,196
Prepaid expenses	36,949	33,205
Other current assets	98,511	100,778
Total current assets	1,388,544	1,426,741
Property, plant and equipment, net	966,313	952,178
Goodwill	170,720	171,852
Intangible assets, net	61,195	69,091
Other assets	113,511	105,786
Total assets	$2,700,283	$2,725,648

Liabilities and Equity
Current liabilities:
Debt payable within one year	$34,243	$34,921
Accounts payable	524,981	523,296
Payroll liabilities	121,379	123,090
Accrued liabilities	100,658	145,650
Total current liabilities	781,261	826,957
Long-term debt	723,002	723,325
Pension benefits	170,418	180,173
Postretirement benefits other than pensions	60,810	61,921
Other liabilities	76,673	78,183
Total liabilities	1,812,164	1,870,559
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,884,765 shares issued and 17,818,956 shares outstanding as of June 30, 2018, and 19,920,805 shares issued and 17,914,599 outstanding as of December 31, 2017	18	18
Additional paid-in capital	500,683	512,815
Retained earnings	583,522	511,367
Accumulated other comprehensive loss	(226,523)	(197,631)
Total Cooper-Standard Holdings Inc. equity	857,700	826,569
Noncontrolling interests	30,419	28,520
Total equity	888,119	855,089
Total liabilities and equity	$2,700,283	$2,725,648
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Repurchase of common stock	(276,696)	—	(13,696)	(29,829)	—	(43,525)	—	(43,525)
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	181,053	—	4,246	(5,324)	—	(1,078)	—	(1,078)
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Contribution from noncontrolling interest partner	—	—	—	—	—	—	299	299
Net income	—	—	—	98,669	—	98,669	1,949	100,618
Other comprehensive income (loss)	—	—	—	—	(20,253)	(20,253)	(661)	(20,914)
Balance as of June 30, 2018	17,818,956	$18	$500,683	$583,522	$(226,523)	$857,700	$30,419	$888,119
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$100,618	$84,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,367	57,914
Amortization of intangibles	6,805	7,131
Impairment charges	—	4,270
Share-based compensation expense	10,342	11,694
Equity in earnings of affiliates, net of dividends related to earnings	1,573	2,307
Loss on refinancing and extinguishment of debt	770	1,020
Other	2,449	9,829
Changes in operating assets and liabilities	(90,613)	(113,618)
Net cash provided by operating activities	98,311	64,701
Investing activities:
Capital expenditures	(106,699)	(98,149)
Acquisition of businesses, net of cash acquired	(6,195)	—
Proceeds from sale of fixed assets and other	(139)	348
Net cash used in investing activities	(113,033)	(97,801)
Financing activities:
Principal payments on long-term debt	(2,062)	(11,297)
Increase in short-term debt, net	224	541
Purchase of noncontrolling interests	(2,450)	—
Repurchase of common stock	(43,525)	(7,514)
Proceeds from exercise of warrants	—	707
Taxes withheld and paid on employees' share based payment awards	(11,279)	(11,671)
Other	(327)	(792)
Net cash used in financing activities	(59,419)	(30,026)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(865)	(16,257)
Changes in cash, cash equivalents and restricted cash	(75,006)	(79,383)
Cash, cash equivalents and restricted cash at beginning of period	518,461	482,979
Cash, cash equivalents and restricted cash at end of period	$443,455	$403,596

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$440,233	$515,952
Restricted cash included in other current assets	86	88
Restricted cash included in other assets	3,136	2,421
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$443,455	$518,461
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2018 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
The Company’s financial statements for the three and six months ended June 30, 2017 have been recast to reflect the effects of the adoption of Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, both of which were adopted in the first quarter of 2018. The financial statement line items affected due to the adoption of ASU 2017-07 were cost of products sold, selling, administration & engineering expenses and other expense, net. The financial statement line items affected due to the adoption of ASU 2016-18 were cash flows from operating activities and beginning and ending cash, cash equivalents and restricted cash. Amounts included in restricted cash are maintained to meet local regulatory requirements in Europe and Korea in support of employee related programs.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following ASU during the six months ended June 30, 2018:
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
The Company did not recognize a cumulative effect adjustment to the opening balance of retained earnings because net income was not impacted upon adoption. However, the cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet were as follows:

	Balance as of December 31, 2017	Adjustments due to adoption of ASC 606	Balance as of January 1, 2018
Assets
Current assets:
Accounts receivable, net	$494,049	$(4,604)	$489,445
Other current assets	$100,778	$4,604	$105,382

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The new standard primarily impacted how the Company accounts for unbilled receivables associated with variable pricing arrangements, now recognized as contract assets. Before adoption, the Company recognized such amounts in accounts receivable. In accordance with the modified retrospective adoption method, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following table summarizes the impact of adopting the new standard on the Company’s consolidated balance sheet as of June 30, 2018.

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Assets
Current assets:
Accounts receivable, net	$507,189	$507,665	$(476)
Other current assets	$98,511	$98,035	$476
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncement summarized as follows, which will have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2016-02, Leases (Topic 842)
Requires lessees to recognize right-of-use assets and lease liabilities for all leases (except for short-term leases). The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. Several ASUs have been issued since the issuance of ASU 2016-02. These ASUs are intended to promote a more consistent interpretation and application of the principles outlined in the standard and provide an additional transition method. A modified retrospective transition approach is required with certain practical expedients available.

The Company continues to perform a comprehensive evaluation on the impacts of adopting this standard and believes this standard will primarily result in a material increase in assets and liabilities on its consolidated balance sheet and will not have a material impact on its consolidated income statement or statement of cash flows. The Company is progressing in its implementation of lease administration software and continues to assess the impact to our systems, processes and internal controls. The Company will adopt the guidance effective January 1, 2019 using the modified retrospective method whereby the cumulative effect of adopting the standard is recognized in equity at the date of initial application.
January 1, 2019
The Company considered the recently issued accounting pronouncement summarized as follows, which is not expected to have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	Aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees.	January 1, 2019
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
Subsequent Event
On August 1, 2018, the Company acquired Lauren Manufacturing and Lauren Plastics, extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions, to further expand our non-automotive and adjacent markets. The base purchase price of the acquisition was $92,700.
4. Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method.
Revenue by customer group for the three months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$465,384	$247,656	$147,993	$23,412	$884,445
Commercial	5,746	9,557	1	95	15,399
Other	6,478	21,911	—	29	28,418
Revenue	$477,608	279,124	$147,994	$23,536	$928,262
Revenue by customer group for the six months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$954,121	$508,312	$297,162	$49,862	$1,809,457
Commercial	11,099	19,137	7	240	30,483
Other	11,566	44,076	—	71	55,713
Revenue	$976,786	$571,525	$297,169	$50,173	$1,895,653
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Revenue by product line for the three months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$165,872	$175,637	$116,484	$17,479	$475,472
Fuel and brake delivery systems	139,308	36,661	24,234	5,973	206,176
Fluid transfer systems	107,495	23,055	5,042	84	135,676
Anti-vibration systems	64,751	20,567	2,234	—	87,552
Other	182	23,204	—	—	23,386
Consolidated	$477,608	$279,124	$147,994	$23,536	$928,262
Revenue by product line for the six months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$338,683	$360,089	$234,374	$37,388	$970,534
Fuel and brake delivery systems	278,109	75,614	46,329	12,576	412,628
Fluid transfer systems	227,168	46,064	11,656	209	285,097
Anti-vibration systems	132,272	41,749	4,810	—	178,831
Other	554	48,009	—	—	48,563
Consolidated	$976,786	$571,525	$297,169	$50,173	$1,895,653
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the six month period ended June 30, 2018 were not materially impacted by any other factors.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2018	January 1, 2018	Change
Contract assets	$476	$4,604	$(4,128)
Contract liabilities	(962)	—	(962)
Net contract assets (liabilities)	$(486)	$4,604	$(5,090)
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
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. This initiative is expected to be substantially complete by December 31, 2018. The estimated cost of this initiative is $121,000 to $125,000, of which approximately $113,000 has been incurred to date. The Company expects to incur total employee separation costs (as defined below) of approximately $61,000 to $63,000, other related exit costs of approximately $59,000 to $61,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$1,896	$817	$3,001	$817
Europe	7,724	6,816	13,253	16,105
Asia Pacific	332	690	769	1,389
South America	61	—	115	—
Total	$10,013	$8,323	$17,138	$18,311

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring activity for the six months ended June 30, 2018 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$15,091	$7,244	$22,335
Expense	11,962	5,176	17,138
Cash payments	(16,623)	(8,657)	(25,280)
Foreign exchange translation and other	(467)	(86)	(553)
Balance as of June 30, 2018	$9,963	$3,677	$13,640
6. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Finished goods	$49,330	$47,613
Work in process	41,689	35,455
Raw materials and supplies	93,897	87,128
	$184,916	$170,196
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2018	December 31, 2017
Land and improvements	$72,192	$73,419
Buildings and improvements	306,287	305,231
Machinery and equipment	1,065,390	1,022,279
Construction in progress	215,191	198,358
	1,659,060	1,599,287
Accumulated depreciation	(692,747)	(647,109)
Property, plant and equipment, net	$966,313	$952,178
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded non-cash asset impairment charges of $4,270 in the six months ended June 30, 2017. Fair value was determined based on current real estate market conditions.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2018 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852
Foreign exchange translation	(153)	(328)	(651)	(1,132)
Balance as of June 30, 2018	$122,242	$12,126	$36,352	$170,720
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$135,667	$(92,588)	$43,079
Developed technology	2,785	(2,785)	—
Other	21,192	(3,076)	18,116
Balance as of June 30, 2018	$159,644	$(98,449)	$61,195

Customer relationships	$135,927	$(86,342)	$49,585
Developed technology	2,893	(2,893)	—
Other	22,298	(2,792)	19,506
Balance as of December 31, 2017	$161,118	$(92,027)	$69,091
9. Debt
A summary of outstanding debt as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017
Senior Notes	$394,041	$393,684
Term Loan	329,697	330,781
Other borrowings	33,507	33,781
Total debt	757,245	758,246
Less current portion	(34,243)	(34,921)
Total long-term debt	$723,002	$723,325
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2018 and December 31, 2017, the Company had $5,959 and $6,316 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
Term Loan Facility
Also in November 2016, the Company entered into Amendment No. 1 to its senior term loan facility (“Term Loan Facility”), which provides for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then-existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments, including the ABL Facility (as defined below) to the extent commitments are reduced, not funded from proceeds of long-term indebtedness. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. As a result of the Amendment No. 3, the Company recognized a loss on refinancing and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

extinguishment of debt of $770 in the six months ended June 30, 2018, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
As of June 30, 2018 and December 31, 2017, the Company had $3,163 and $3,537 of unamortized debt issuance costs, respectively, and $2,040 and $2,281 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of June 30, 2018, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $207,992 in availability, less outstanding letters of credit of $7,484.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of June 30, 2018 and December 31, 2017, the Company had $1,194 and $1,373, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of June 30, 2018.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017	Input
Forward foreign exchange contracts - other current assets	$466	$761	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,503)	(2,363)	Level 2
Interest rate swaps - other current assets	30	—	Level 2
Interest rate swaps - accrued liabilities	—	(515)	Level 2
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
Items Not Carried At Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	June 30, 2018	December 31, 2017
Aggregate fair value	$730,668	$749,463
Aggregate carrying value (1)	734,900	736,600
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of net income.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

the Brazilian Real. As of June 30, 2018, the notional amount of these contracts was $89,982 and consisted of hedges of transactions up to June 2019.
Interest rate swaps - The Company uses interest rate swap transactions to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of June 30, 2018, the notional amount of these contracts was $150,000 with maturities through September 2018. The fair market value of all outstanding interest rate swap and other derivative contracts is subject to changes in value due to changes in interest rates.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Forward foreign exchange contracts	$(3,765)	$1,682	$1,160	$2,623
Interest rate swaps	105	(175)	443	(49)
Total	$(3,660)	$1,507	$1,603	$2,574
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Three Months Ended June 30,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$145	$1,335	$—	$—
Interest rate swaps	Interest expense, net of interest income	18	(684)	—	92
Total		$163	$651	$—	$92

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Six Months Ended June 30,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$630	$1,456	$—	$—
Interest rate swaps	Interest expense, net of interest income	(193)	(1,478)	209	177
Total		$437	$(22)	$209	$177
The amount of gains to be reclassified from AOCI into income in the next twelve months related to the interest rate swap is expected to be approximately $30.
11. Accounts Receivable Factoring
As a part of its working capital management, the Company previously sold certain receivables through third-party financial institutions in on- and off-balance sheet arrangements. In December 2017, the Company completed the transition from multiple factoring providers to a pan-European program under a single third-party financial institution (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of net income. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	June 30, 2018	December 31, 2017
Off-balance sheet arrangements	$118,698	$96,588
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements				On-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Accounts receivable factored	$152,996	$143,186	$369,567	$292,110	$—	$6,455	$—	$14,106
Costs	333	610	717	1,065	—	19	—	45
The Company continues to service sold receivables and acts as collection agent for the Factor. As of June 30, 2018 and December 31, 2017, cash collections on behalf of the Factor that have yet to be remitted were $18,325 and $36,248, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
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
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$1,065	$204	$969
Interest cost	2,706	1,050	2,925	1,072
Expected return on plan assets	(4,354)	(633)	(4,003)	(650)
Amortization of prior service cost and actuarial loss	601	668	468	715
Net periodic benefit (income) cost	$(834)	$2,150	$(406)	$2,106

	Pension Benefits
	Six Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$426	$2,161	$408	$1,908
Interest cost	5,412	2,120	5,850	2,128
Expected return on plan assets	(8,708)	(1,265)	(8,006)	(1,307)
Amortization of prior service cost and actuarial loss	1,202	1,356	936	1,411
Net periodic benefit (income) cost	$(1,668)	$4,372	$(812)	$4,140

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$77	$124	$79	$102
Interest cost	300	198	324	167
Amortization of prior service credit and actuarial gain	(418)	77	(479)	(4)
Other	1	—	1	—
Net periodic benefit (income) cost	$(40)	$399	$(75)	$265

	Other Postretirement Benefits
	Six Months Ended June 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$154	$250	$158	$206
Interest cost	600	396	648	337
Amortization of prior service credit and actuarial gain	(836)	154	(958)	(8)
Other	2	—	2	—
Net periodic benefit (income) cost	$(80)	$800	$(150)	$535
13. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency losses	$(121)	$(1,906)	$(1,709)	$(2,578)
Components of net periodic benefit cost other than service cost	(196)	(536)	(433)	(1,033)
Losses on sales of receivables	(392)	(342)	(717)	(560)
Miscellaneous income	152	63	583	313
Other expense, net	$(557)	$(2,721)	$(2,276)	$(3,858)
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
Income tax expense, income before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$9,130	$20,530	$21,021	$32,420
Income before income taxes	52,332	62,180	121,639	116,574
Effective tax rate	17%	33%	17%	28%
The effective tax rate for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was lower primarily due to the lower U.S. statutory rate in the three and six months ended June 30, 2018. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

income tax rate for the three and six months ended June 30, 2018 and 2017 varies from statutory rates primarily due to tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. Additional changes potentially impacting the Company include limitations on the deductibility of executive compensation and new taxes on certain foreign sourced earnings. Staff Accounting Bulletin 118 allows the Company to record provisional amounts and reflect changes to such amounts through income tax expense during the one-year measurement period following enactment. All amounts recorded by the Company for the impact of the Act have been recorded provisionally beginning in the period ended December 31, 2017. No changes have been recorded in the period ended June 30, 2018 related to the provisional amounts recorded for the transition tax on foreign earnings, the remeasurement of deferred tax assets and liabilities for the reduced federal tax rate, and the changes to the deductibility of executive compensation. In addition, the Company early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the Act to retained earnings. The adoption resulted in the reclassification of $8,639 from accumulated other comprehensive loss to retained earnings.
As of June 30, 2018, the Company made its best estimate of the annual effective tax rate (“EAETR”) for the full year of 2018. The Company continues to examine the potential impact of certain provisions of the Act that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company’s 2018 EAETR may change in subsequent interim periods as additional analysis is completed. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur tax for the year ended December 31, 2018.
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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Cooper-Standard Holdings Inc.	$41,877	$40,456	$98,669	$82,162
Decrease in fair value of share-based awards	—	(24)	—	(6)
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$41,877	$40,432	$98,669	$82,156

Basic weighted average shares of common stock outstanding	18,000,579	17,863,203	17,996,058	17,803,430
Dilutive effect of common stock equivalents	371,196	1,002,764	423,894	1,116,161
Diluted weighted average shares of common stock outstanding	18,371,775	18,865,967	18,419,952	18,919,591

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$2.33	$2.26	$5.48	$4.61

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$2.28	$2.14	$5.36	$4.34

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Foreign currency translation adjustment
Balance at beginning of period	$(83,742)		$(133,373)		$(95,485)		$(143,481)
Other comprehensive income (loss) before reclassifications	(36,644)	(1)	13,968	(1)	(24,901)	(1)	24,076	(1)
Balance at end of period	$(120,386)		$(119,405)		$(120,386)		$(119,405)
Benefit plan liabilities
Balance at beginning of period	$(108,011)		$(97,805)		$(100,749)		$(97,612)
Other comprehensive income (loss) before reclassifications	2,365	(2)	(3,057)	(2)	1,790	(2)	(3,714)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	586	(3)	522	(4)	(6,101)	(5)	986	(6)
Balance at end of period	$(105,060)		$(100,340)		$(105,060)		$(100,340)
Fair value change of derivatives
Balance at beginning of period	$2,145		$(377)		$(1,397)		$(1,470)
Other comprehensive income (loss) before reclassifications	(3,080)	(7)	1,135	(7)	902	(7)	1,861	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	(142)	(8)	(645)	(8)	(582)	(8)	(278)	(8)
Balance at end of period	$(1,077)		$113		$(1,077)		$113
Accumulated other comprehensive income (loss), ending balance	$(226,523)		$(219,632)		$(226,523)		$(219,632)

(1)
Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(7,953) and $1,928 for the three months ended June 30, 2018 and 2017, respectively, and $(10,240) and $6,170 for the six months ended June 30, 2018 and 2017, respectively.

(2)	Net of tax expense (benefit) of $8,530 and $(30) for the three months ended June 30, 2018 and 2017, respectively, and $8,725 and $(59) for the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes actuarial losses of $961, offset by prior service credits of $81, net of tax of $234. See Note 12.

(4)	Includes actuarial losses of $810, offset by prior service credits of $80, net of tax of $208. See Note 12.

(5)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $159, offset by curtailment loss of $1,188 and the amortization of actuarial losses of $1,986, net of tax of $487. See Note 12.

(6)	Includes actuarial losses of $1,542, offset by prior service credits of $164, net of tax of $392. See Note 12.

(7)
Net of tax expense (benefit) of $(580) and $372 for the three months ended June 30, 2018 and 2017, respectively, and $701 and $713 for the six months ended June 30, 2018 and 2017, respectively. See Note 10.

(8)
Net of tax expense (benefit) of $21 and $98 for the three months ended June 30, 2018 and 2017, respectively, and $134 and $(123) for the six months ended June 30, 2018 and 2017, respectively. Includes the effect of the adoption of ASU 2018-02 of $70 for the six months ended June 30, 2018. See Note 10.

17. Common Stock
Share Repurchase Program
In June 2018, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $35,000 and received an initial delivery of 207,193 shares in the second quarter of 2018. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. The ASR is expected to be completed no later than the fourth quarter of 2018.

In addition to the repurchase under the ASR agreement, during the six months ended June 30, 2018, the Company repurchased 69,503 shares of its common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8,524. During the six months ended June 30, 2017, the Company repurchased 92,409 shares at an average

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

purchase price of $100.85 per share, excluding commissions, for a total cost of $9,319, of which $7,514 was settled in cash during the quarter.
Also in June 2018, the Company’s Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2018 Program, which is effective in November 2018, replaces the prior $125,000 authorization to repurchase shares approved by the board in March 2016 (the “2016 Program”). As of June 30, 2018, the Company had approximately $1,700 of repurchase authorization remaining under the 2016 Program.
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
During the six months ended June 30, 2018 and 2017, the Company paid $13,279 and $4,296 of cash to settle PUs that vested in February 2018 and February 2017, respectively.
Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PUs	$3,084	$1,444	$3,379	$4,844
RSUs	2,568	2,479	5,309	4,844
Stock options	815	967	1,654	2,006
Total	$6,467	$4,890	$10,342	$11,694
19. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales(1)	$8,007	$8,524	$16,080	$17,836
Purchases(1)	236	204	410	394
Dividends received(2)	—	2,742	4,508	5,382
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of June 30, 2018 and December 31, 2017 were $6,549 and $3,109, respectively.
20. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

identified. As of June 30, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $6,582 and $7,363, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales to external customers
North America	$477,608	$481,626	$976,786	$965,864
Europe	279,124	260,441	571,525	521,947
Asia Pacific	147,994	140,842	297,169	273,433
South America	23,536	26,236	50,173	49,952
Consolidated	$928,262	$909,145	$1,895,653	$1,811,196

Intersegment sales
North America	$3,993	$3,225	$7,619	$6,823
Europe	3,710	3,746	7,417	7,327
Asia Pacific	1,275	1,479	2,994	2,310
South America	41	7	55	9
Eliminations	(9,019)	(8,457)	(18,085)	(16,469)
Consolidated	$—	$—	$—	$—

Income before income taxes
North America	$59,667	$64,476	$124,352	$126,757
Europe	(5,397)	(3,050)	(2,828)	(11,609)
Asia Pacific	1,430	4,509	5,011	7,986
South America	(3,368)	(3,755)	(4,896)	(6,560)
Consolidated income before income taxes	$52,332	$62,180	$121,639	$116,574

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	June 30, 2018	December 31, 2017
Segment assets
North America	$1,056,167	$1,049,218
Europe	653,951	644,586
Asia Pacific	642,153	686,329
South America	48,111	54,846
Eliminations and other	299,901	290,669
Consolidated	$2,700,283	$2,725,648

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
In North America, the U.S. economy has gained modest momentum as a result of recent tax changes and decreased regulation on business and industry. However, geo-political uncertainty remains heightened due to escalating global trade tension between the U.S. and certain key trading partners. Continued rising interest rates may temper consumer demand for new vehicles over the next several quarters. The mix of vehicles produced continues to shift away from passenger cars into sport utility vehicles, crossover utility vehicles and light trucks.
In Europe, the current economic recovery is expected to continue through the remainder of the year, albeit at a somewhat slower pace. Improvements in key European labor markets continue to drive improved consumer confidence and increased consumer spending. As a result, demand for light vehicles is increasing modestly. However, similar to North America, potential economic uncertainty related to international trade relations could impact consumer confidence and economic growth going forward.
The Chinese economy started the year strong with robust infrastructure investment and strong retail growth. Relatively stable momentum is expected to continue at a slower pace in the second half of the year. However, the aforementioned global trade tensions are also causing uncertainty that may contribute to a more pronounced slowdown. Consumer preferences and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to decline slightly year over year.
In Brazil, positive economic momentum continues from the beginning of the year; however, the recovery has lost some traction in the uncertain political climate. Rising unemployment, combined with a nationwide transportation strike, had a negative impact on consumer confidence. Due to a long history of economic and political volatility, we remain cautious about consumer confidence and vehicle demand in this region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. New vehicle demand is driven by macroeconomics, including global trade relations, and other factors such as interest rates, manufacturer and dealer sales incentives, fuel prices, consumer confidence, employment levels, income growth trends and government and tax incentives. The industry could face uncertainties that may adversely impact consumer demand for vehicles as well as the future production environment.

In North America, second quarter total light vehicle production declined modestly compared to the same period a year ago. Production of passenger cars declined while production of light trucks, sport utility vehicles and crossover vehicles increased, driven by consumer demand and preferences. We expect similar patterns to continue in the region throughout 2018. European light vehicle production experienced modest year-over-year growth through the second quarter of 2018, in line with our full-year expectations. In the Asia Pacific region, light vehicle production increased in the second quarter compared to the same period last year. We expect modest year-over-year growth to continue for the remainder of the year, primarily driven by China.
Light vehicle production in certain regions for the three and six months ended June 30, 2018 and 2017 was:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2018(1)	2017(1)	% Change	2018(1)	2017(1)	% Change
North America	4.3	4.5	(2.5)%	8.7	9.0	(2.9)%
Europe	6.0	5.7	4.1%	11.9	11.6	2.2%
Asia Pacific(2)	12.2	11.4	6.2%	24.6	24.0	2.6%
South America	0.9	0.8	10.2%	1.7	1.5	10.7%

(1)	Production data based on IHS Automotive, July 2018.

(2)	Includes Greater China units of 6.6 and 6.1 for the three months ended June 30, 2018 and 2017, respectively, and 13.4 and 13.0 for the six months ended June 30, 2018 and 2017, respectively.
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(dollar amounts in thousands)
Sales	$928,262	$909,145	$19,117	$1,895,653	$1,811,196	$84,457
Cost of products sold	776,897	736,957	39,940	1,573,408	1,469,006	104,402
Gross profit	151,365	172,188	(20,823)	322,245	342,190	(19,945)
Selling, administration & engineering expenses	76,339	85,515	(9,176)	156,779	172,569	(15,790)
Amortization of intangibles	3,399	3,536	(137)	6,805	7,131	(326)
Impairment charges	—	—	—	—	4,270	(4,270)
Restructuring charges	10,013	8,323	1,690	17,138	18,311	(1,173)
Operating profit	61,614	74,814	(13,200)	141,523	139,909	1,614
Interest expense, net of interest income	(9,973)	(10,293)	320	(19,773)	(21,532)	1,759
Equity in earnings of affiliates	1,248	1,400	(152)	2,935	3,075	(140)
Loss on refinancing and extinguishment of debt	—	(1,020)	1,020	(770)	(1,020)	250
Other expense, net	(557)	(2,721)	2,164	(2,276)	(3,858)	1,582
Income before income taxes	52,332	62,180	(9,848)	121,639	116,574	5,065
Income tax expense	9,130	20,530	(11,400)	21,021	32,420	(11,399)
Net income	43,202	41,650	1,552	100,618	84,154	16,464
Net income attributable to noncontrolling interests	(1,325)	(1,194)	(131)	(1,949)	(1,992)	43
Net income attributable to Cooper-Standard Holdings Inc.	$41,877	$40,456	$1,421	$98,669	$82,162	$16,507

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Sales
Sales for the three months ended June 30, 2018 increased 2.1%, compared to the three months ended June 30, 2017.

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Total sales	928,262	$909,145	$19,117	$(4,882)	$28,981	$(4,982)
* Net of customer price reductions
Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$776,897	$736,957	$39,940	$22,121	$23,048	$(5,229)
Gross profit	151,365	172,188	(20,823)	(27,003)	5,933	247
Gross profit percentage of sales	16.3%	18.9%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of total cost of products sold for the three months ended June 30, 2018 and 2017, respectively. The most significant driver of the cost decrease was net operating efficiencies of $21.8 million, partially offset by material cost and wage inflation.
Gross profit for the three months ended June 30, 2018 decreased 12.1% compared to the three months ended June 30, 2017. The decrease is due to volume and mix including customer price reductions, inflation and net material cost pressure, partially offset by $21.8 million of net operating efficiencies and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. As a percent of sales, sales, administration and engineering expense for the three months ended June 30, 2018 was 8.2% compared to 9.4% for the three months ended June 30, 2017. This decrease is due to lower compensation-related costs and efficiencies related to cost improvement initiatives.
Restructuring. Restructuring charges for the three months ended June 30, 2018 increased $1.7 million compared to the three months ended June 30, 2017. The increase was primarily driven by higher restructuring charges attributed to North America and Europe, partially offset by lower restructuring charges in Asia Pacific.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2018 decreased $0.3 million compared to the three months ended June 30, 2017, primarily due to the refinancing of the Term Loan Facility.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the three months ended June 30, 2017 resulted from expensing debt issuance costs and unamortized original issue discount associated with our amended Term Loan Facility.
Other Expense, Net. Other expense for the three months ended June 30, 2018 decreased $2.2 million compared to the three months ended June 30, 2017 primarily due to lower foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended June 30, 2018 was $9.1 million on earnings before income taxes of $52.3 million. This compares to income tax expense of $20.5 million on earnings before income taxes of $62.2 million for the same period of 2017. The effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was lower primarily due to the lower U.S. statutory rate in the three months ended June 30, 2018. The income tax rate for the three months ended June 30, 2018 varied from statutory rates primarily due to tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Sales
Sales for the six months ended June 30, 2018 increased 4.7%, compared to the six months ended June 30, 2017.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Total sales	$1,895,653	$1,811,196	$84,457	$13,940	$81,797	$(11,280)
* Net of customer price reductions
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$1,573,408	$1,469,006	$104,402	$63,130	$69,119	$(27,847)
Gross profit	322,245	342,190	(19,945)	(49,190)	12,678	16,567
Gross profit percentage of sales	17.0%	18.9%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of total cost of products sold for the six months ended June 30, 2018 and 2017, respectively. The most significant driver of the cost decrease was net operating efficiencies of $46.8 million, partially offset by material cost and wage inflation.
Gross profit for the six months ended June 30, 2018 decreased 5.8% compared to the six months ended June 30, 2017. The decrease is due to volume and mix including customer price reductions, inflation and net material cost pressure, partially offset by $46.8 million of net operating efficiencies and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. As a percent of sales, sales, administration and engineering expense for the six months ended June 30, 2018 was 8.3% compared to 9.5% for the six months ended June 30, 2017. This decrease is due to lower compensation-related costs and efficiencies related to cost improvement initiatives.
Restructuring. Restructuring charges for the six months ended June 30, 2018 decreased $1.2 million compared to the six months ended June 30, 2017. The decrease was primarily driven by lower restructuring expenses related to our European and Asia Pacific initiatives, partially offset by higher restructuring charges attributed to North America.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2018 decreased $1.8 million compared to the six months ended June 30, 2017, primarily due to the refinancing of the Term Loan Facility.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the six months ended June 30, 2018 and 2017 resulted from expensing debt issuance costs and unamortized original issue discount associated with our amended Term Loan Facility.
Other Expense, Net. Other expense for the six months ended June 30, 2018 decreased $1.6 million compared to the six months ended June 30, 2017 primarily due to lower foreign currency losses and lower components of net periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the six months ended June 30, 2018 was $21.0 million on earnings before income taxes of $121.6 million. This compares to income tax expense of $32.4 million on earnings before income taxes of $116.6 million for the same period of 2017. The effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was lower primarily due to the lower U.S. statutory rate in the six months ended June 30, 2018. The income tax rate for the six months ended June 30, 2018 varied from statutory rates primarily due to tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Segment Results of Operations
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017
Sales

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$477,608	$481,626	$(4,018)	$(3,671)	$2,035	$(2,382)
Europe	279,124	260,441	18,683	4,454	21,410	(7,181)
Asia Pacific	147,994	140,842	7,152	(5,765)	8,336	4,581
South America	23,536	26,236	(2,700)	100	(2,800)	—
Consolidated	$928,262	$909,145	$19,117	$(4,882)	$28,981	$(4,982)

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and the Chinese Renminbi.

•	Other includes the net impact of acquisitions and divestitures.
Segment profit (loss)

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Income before income taxes
North America	$59,667	$64,476	$(4,809)	$(12,162)	$785	$6,884	$(316)
Europe	(5,397)	(3,050)	(2,347)	(6,164)	1,634	3,289	(1,106)
Asia Pacific	1,430	4,509	(3,079)	(8,994)	1,848	2,836	1,231
South America	(3,368)	(3,755)	387	317	(1,289)	1,321	38
Consolidated income before income taxes	$52,332	$62,180	$(9,848)	$(27,003)	$2,978	$14,330	$(153)
* Net of customer price reductions

•	The favorable impact of foreign currency exchange is primarily driven by the Chinese Renminbi and Euro, partially offset by the Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $21.8 million primarily driven by North America and Europe, partially offset by inflation;

◦	The decrease in selling, administrative and engineering expense, due to lower compensation costs and efficiencies related to cost improvement initiatives; and

◦	The increase in wage inflation and the increase in material cost pressure.

•	The Other category above includes changes in the net impact of acquisitions and divestitures, and restructuring expense and non-recurring items, including:

◦	The $2.0 million increase in restructuring expenses primarily related to North America and Europe, partially offset by lower restructuring charges in Asia Pacific; and

◦	The non-recurrence of the prior period loss on refinancing and extinguishment of debt of $1.0 million.
Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
Sales

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$976,786	$965,864	$10,922	$11,145	$5,343	$(5,566)
Europe	571,525	521,947	49,578	1,345	61,194	(12,961)
Asia Pacific	297,169	273,433	23,736	(2,440)	18,929	7,247
South America	50,173	49,952	221	3,890	(3,669)	—
Consolidated	$1,895,653	$1,811,196	$84,457	$13,940	$81,797	$(11,280)

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and the Chinese Renminbi.

•	Other includes the net impact of acquisitions and divestitures.
Segment profit (loss)

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Income before income taxes
North America	$124,352	$126,757	$(2,405)	$(22,465)	$(480)	$21,913	$(1,373)
Europe	(2,828)	(11,609)	8,781	(15,875)	5,410	11,813	7,433
Asia Pacific	5,011	7,986	(2,975)	(12,201)	1,910	5,534	1,782
South America	(4,896)	(6,560)	1,664	1,351	(1,361)	1,619	55
Consolidated income before income taxes	$121,639	$116,574	$5,065	$(49,190)	$5,479	$40,879	$7,897
* Net of customer price reductions

•	The favorable impact of foreign currency exchange impact is primarily driven by the Euro and Chinese Renminbi, partially offset by the Polish Zloty, the Czech Koruna, and Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $46.8 million primarily driven by North America and Europe, partially offset by inflation;

◦	The decrease in selling, administrative and engineering expense due to lower compensation costs and efficiencies related to cost improvement initiatives; and

◦	The increase in wage inflation and the increase in material cost pressure.
The Other category above includes changes in the net impact of acquisitions and divestitures, restructuring expense, and non-recurring items, including:

◦	The non-recurrence of the prior period impairment of $4.3 million in our Europe segment; and

◦	The $3.5 million decrease in restructuring expenses related to Europe and Asia Pacific, partially offset by higher restructuring charges in North America.

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
Cash Flows
Operating Activities. Net cash provided by operations was $98.3 million for the six months ended June 30, 2018, compared to net cash provided by operations of $64.7 million for the six months ended June 30, 2017. The inflow was primarily due to the timing of customer payments, higher utilization of the accounts receivable factoring program and increased earnings, partially offset by changes in other accrued liabilities.
Investing Activities. Net cash used in investing activities was $113.0 million for the six months ended June 30, 2018, compared to $97.8 million for the six months ended June 30, 2017. Cash used in investing activities consisted primarily of capital spending of $106.7 million and $98.1 million for the six months ended June 30, 2018 and 2017, respectively, as well as cash paid for the acquisition of businesses, which consisted primarily of $4.1 million for the AMI China acquisition. We anticipate that we will spend approximately $205 million to $225 million on capital expenditures in 2018.
Financing Activities. Net cash used in financing activities totaled $59.4 million for the six months ended June 30, 2018, compared to $30.0 million for the six months ended June 30, 2017. The increase was primarily due to the higher share repurchase activity and the purchase of a noncontrolling interest, partially offset by lower principal payments on long-term debt.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock. Under the Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2018 Program, which is effective in November 2018, replaces the prior $125 million authorization to repurchase shares approved by the board in March 2016 (the “2016 Program”).
During the six months ended June 30, 2018, we utilized $43.5 million of cash on hand to repurchase 276,696 shares of common stock, a portion of which is subject to an additional final share settlement under an accelerated share repurchase ("ASR") program entered in June 2018. As of June 30, 2018, we had approximately $1.7 million of repurchase authorization remaining under the 2016 Program.
We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of repurchase will vary based on market and business conditions and other factors. We are not obligated to repurchase any number of shares or dollar amount under either program, and the programs may be discontinued at any time at our discretion.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$41,877	$40,456	$98,669	$82,162
Income tax expense	9,130	20,530	21,021	32,420
Interest expense, net of interest income	9,973	10,293	19,773	21,532
Depreciation and amortization	36,914	33,188	73,173	65,045
EBITDA	$97,894	$104,467	$212,636	$201,159
Restructuring charges	10,013	8,323	17,138	18,311
Loss on refinancing and extinguishment of debt (1)	—	1,020	770	1,020
Impairment charges (2)	—	—	—	4,270
Adjusted EBITDA	$107,907	$113,810	$230,544	$224,760

(1)	Loss on refinancing and extinguishment of debt related to the applicable amendment of the Term Loan Facility entered into during such period.

(2)	Non-cash impairment charges related to fixed assets.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 20. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Recently Issued Accounting Pronouncements
See Note 1. “Overview” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2018.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; entering new markets; possible variability of our working capital requirements; risks associated with our international operations; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions used for evaluation of deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities, including as a result of IRS issuing guidance on the Tax Cuts and Jobs Act that may change our assumptions; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s quarterly report on Form 10-Q for the first quarter ended March 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
We have approximately $1.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report.
In June 2018, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock. Pursuant to the ASR agreement, the Company made an up-front payment of $35 million, from cash on hand, to the financial institution and received an initial delivery of approximately 207 thousand shares in the second quarter of 2018. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company’s common stock during that period. The ASR is expected to be completed no later than the fourth quarter of 2018. In addition, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock which is effective in November 2018.
A summary of our shares of common stock repurchased during the three months ended June 30, 2018 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(3)
April 1, 2018 through April 30, 2018	—	$—	—	$45.3
May 1, 2018 through May 31, 2018	69,503	$122.64	69,503	$36.7
June 1, 2018 through June 30, 2018(4)	207,352	$135.13	207,193	$1.7
Total	276,855	$132.00	276,696	$1.7

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

(2)	Excluding commissions.

(3)	Includes the $35 million up-front payment made under the ASR Agreement.

(4)
Under the ASR agreement, the Company paid $35 million and received an initial delivery of approximately 207 thousand shares of its common stock in the second quarter of 2018. The average price paid per share reflected in the table for the ASR transaction was based upon the fair market value of the shares on the date the ASR agreement was executed. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company's common stock during that period. See Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

COOPER-STANDARD HOLDINGS INC.

August 1, 2018	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)