Form 10-Q
period 2018-09-30
Cooper-Standard Holdings Inc.
filed 2018-11-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
 ______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018 there were 17,774,669 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2018

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$861,653	$869,016	$2,757,306	$2,680,212
Cost of products sold	741,998	718,207	2,315,406	2,187,213
Gross profit	119,655	150,809	441,900	492,999
Selling, administration & engineering expenses	82,134	87,791	238,913	260,360
Amortization of intangibles	3,791	3,432	10,596	10,563
Gain on sale of land	(10,714)	—	(10,714)	—
Impairment charges	—	—	—	4,270
Restructuring charges	2,703	9,909	19,841	28,220
Operating profit	41,741	49,677	183,264	189,586
Interest expense, net of interest income	(9,983)	(10,256)	(29,756)	(31,788)
Equity in earnings of affiliates	1,413	660	4,348	3,735
Loss on refinancing and extinguishment of debt	—	—	(770)	(1,020)
Other expense, net	(1,697)	(6,785)	(3,973)	(10,643)
Income before income taxes	31,474	33,296	153,113	149,870
Income tax expense (benefit)	(1,190)	7,838	19,831	40,258
Net income	32,664	25,458	133,282	109,612
Net income attributable to noncontrolling interests	(508)	(818)	(2,457)	(2,810)
Net income attributable to Cooper-Standard Holdings Inc.	$32,156	$24,640	$130,825	$106,802

Earnings per share:
Basic	$1.80	$1.39	$7.29	$6.01
Diluted	$1.77	$1.32	$7.13	$5.67
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$32,664	$25,458	$133,282	$109,612
Other comprehensive income (loss):
Currency translation adjustment	(15,715)	16,535	(41,277)	41,204
Benefit plan liabilities adjustment, net of tax	656	3,963	4,914	1,235
Fair value change of derivatives, net of tax	1,481	(966)	1,871	617
Other comprehensive income (loss), net of tax	(13,578)	19,532	(34,492)	43,056
Comprehensive income	19,086	44,990	98,790	152,668
Comprehensive (income) loss attributable to noncontrolling interests	584	(1,306)	(704)	(3,891)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$19,670	$43,684	$98,086	$148,777
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,357	$515,952
Accounts receivable, net	462,619	494,049
Tooling receivable	134,072	112,561
Inventories	182,743	170,196
Prepaid expenses	37,221	33,205
Other current assets	86,547	100,778
Assets held for sale	120,940	—
Total current assets	1,306,499	1,426,741
Property, plant and equipment, net	966,581	952,178
Goodwill	183,698	171,852
Intangible assets, net	91,393	69,091
Other assets	111,753	105,786
Total assets	$2,659,924	$2,725,648

Liabilities and Equity
Current liabilities:
Debt payable within one year	$36,947	$34,921
Accounts payable	452,197	523,296
Payroll liabilities	108,111	123,090
Accrued liabilities	109,915	145,650
Liabilities held for sale	75,044	—
Total current liabilities	782,214	826,957
Long-term debt	727,183	723,325
Pension benefits	130,646	180,173
Postretirement benefits other than pensions	53,030	61,921
Other liabilities	55,696	78,183
Total liabilities	1,748,769	1,870,559
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,840,438 shares issued and 17,774,629 shares outstanding as of September 30, 2018, and 19,920,805 shares issued and 17,914,599 outstanding as of December 31, 2017	18	18
Additional paid-in capital	510,349	512,815
Retained earnings	609,962	511,367
Accumulated other comprehensive loss	(239,009)	(197,631)
Total Cooper-Standard Holdings Inc. equity	881,320	826,569
Noncontrolling interests	29,835	28,520
Total equity	911,155	855,089
Total liabilities and equity	$2,659,924	$2,725,648
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Repurchase of common stock	(327,788)	—	(8,088)	(35,437)	—	(43,525)	—	(43,525)
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	187,818	—	8,304	(5,432)	—	2,872	—	2,872
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Contribution from noncontrolling interests	—	—	—	—	—	—	299	299
Net income	—	—	—	130,825	—	130,825	2,457	133,282
Other comprehensive income (loss)	—	—	—	—	(32,739)	(32,739)	(1,753)	(34,492)
Balance as of September 30, 2018	17,774,629	$18	$510,349	$609,962	$(239,009)	$881,320	$29,835	$911,155
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$133,282	$109,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,675	88,850
Amortization of intangibles	10,596	10,563
Gain on sale of land	(10,714)	—
Impairment charges	—	4,270
Share-based compensation expense	14,117	19,006
Equity in earnings of affiliates, net of dividends related to earnings	160	1,647
Loss on refinancing and extinguishment of debt	770	1,020
Other	8,666	14,706
Changes in operating assets and liabilities	(177,548)	(144,584)
Net cash provided by operating activities	78,004	105,090
Investing activities:
Capital expenditures	(160,088)	(137,446)
Acquisition of businesses, net of cash acquired	(98,673)	(478)
Proceeds from sale of fixed assets and other	8,173	1,236
Net cash used in investing activities	(250,588)	(136,688)
Financing activities:
Principal payments on long-term debt	(2,928)	(15,616)
Increase in short-term debt, net	3,554	6,070
Purchase of noncontrolling interests	(2,450)	—
Repurchase of common stock	(43,525)	(30,680)
Proceeds from exercise of warrants	—	836
Taxes withheld and paid on employees' share-based payment awards	(11,571)	(11,949)
Other	(88)	(795)
Net cash used in financing activities	(57,008)	(52,134)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,045)	(22,836)
Changes in cash, cash equivalents and restricted cash	(232,637)	(106,568)
Cash, cash equivalents and restricted cash at beginning of period	518,461	482,979
Cash, cash equivalents and restricted cash at end of period	$285,824	$376,411

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$282,357	$515,952
Restricted cash included in other current assets	614	88
Restricted cash included in other assets	2,853	2,421
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$285,824	$518,461
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
Subsequent to the end of the Company's third quarter, on November 2, 2018, the Company entered into a definitive agreement to divest the anti-vibration systems product line. See Note 3. Acquisitions and Divestitures and Note 4. Assets Held for Sale.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2018 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
The Company’s financial statements for the three and nine months ended September 30, 2017 have been recast to reflect the effects of the adoption of Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, both of which were adopted in the first quarter of 2018. The financial statement line items affected due to the adoption of ASU 2017-07 were cost of products sold, selling, administration & engineering expenses and other expense, net. The financial statement line items affected due to the adoption of ASU 2016-18 were cash flows from operating activities and beginning and ending cash, cash equivalents and restricted cash. Amounts included in restricted cash are maintained to meet local regulatory requirements in Europe and Korea in support of employee related programs.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following ASU during the three months ended September 30, 2018:

Standard	Description	Impact	Effective Date
ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
Simplifies the accounting for nonemployee share-based payments by aligning the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. A modified retrospective transition approach is required. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606.
		No impact	January 1, 2019 (early adopted as of September 30, 2018)
The Company adopted the following ASU during the nine months ended September 30, 2018:
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
The new standard primarily impacted how the Company accounts for unbilled receivables associated with variable pricing arrangements, now recognized as contract assets. Before adoption, the Company recognized such amounts in accounts receivable. In accordance with the modified retrospective adoption method, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following table summarizes the impact of adopting the new standard on the Company’s consolidated balance sheet as of September 30, 2018.

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Assets
Current assets:
Accounts receivable, net	$462,619	$465,468	$(2,849)
Other current assets	$86,547	$83,698	$2,849

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

The Company continues to perform a comprehensive evaluation on the impacts of adopting this standard and believes this standard will primarily result in a material increase in right-of-use assets and lease liabilities on its consolidated balance sheet and will not have a material impact on its consolidated income statement or statement of cash flows. The Company is progressing in its implementation of lease administration software and continues to assess the impact to our systems, processes, accounting policies and internal controls. While the Company's evaluation is ongoing, the impact on existing processes, controls, and information systems is expected to be significant. The Company will adopt the guidance effective January 1, 2019 using the modified retrospective method whereby the cumulative effect of adopting the standard is recognized in equity at the date of initial application. The Company continues to analyze all of the practical expedients and plans to elect the package of practical expedients on existing leases as of the effective date and not elect the hindsight practical expedient.
January 1, 2019
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This amendment modifies the disclosure requirements for ASC Topic 820 by removing and modifying existing disclosure requirements as well as adding new disclosures.
The Company is undertaking a comprehensive evaluation of the impacts of adopting this standard and expects this standard will primarily result in additional quantitative disclosures for Level 3 fair value measurements.
January 1, 2020
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This amendment modifies the disclosure requirements for ASC Topic 815 by removing and modifying existing disclosure requirements as well as adding new disclosures.
The Company is undertaking a comprehensive evaluation of the impacts of adopting this standard and expects this standard will primarily result in additional pension disclosures while also removing certain disclosures. Specifically, the weighted-average interest crediting rate for our cash balance plan and if needed, an explanation for significant gains and losses related to changes in the benefit obligation for the period will be added while accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in the assumed health care cost trend rate will be removed.
December 31, 2020
3. Acquisitions and Divestitures
AMI Acquisition
In the first quarter of 2018, the Company finalized its purchase of 100% equity interest of the China fuel and brake business of AMI Industries (“AMI China”) for cash consideration of $3,900. This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of AMI China are included in the Company’s condensed consolidated financial statements from the date of acquisition, February 1, 2018, and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

reported within the Asia Pacific segment. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated using information available. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred by an immaterial amount.
INOAC Acquisition
Also in the first quarter of 2018, the Company purchased the remaining 49% equity interest of Cooper-Standard INOAC Pte. Ltd., a fluid transfer systems joint venture, at a purchase price of $2,450. This acquisition was accounted for as an equity transaction. Subsequent to the transaction, the Company owns 100% of the equity interests of Cooper-Standard INOAC Pte. Ltd.
Lauren Acquisition
On August 1, 2018, the Company acquired the assets and liabilities of Lauren Manufacturing and Lauren Plastics, extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions, to further expand the Company’s Industrial and Specialty Group and non-automotive and adjacent markets. The base purchase price of the acquisition was $92,700, subject to certain adjustments. The results of operations of Lauren Manufacturing and Lauren Plastics are included in the Company’s condensed consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not materially impact the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis which is subject to change as the Company continues its review during the measurement period.
The following table summarizes the estimated fair value of Lauren assets acquired and liabilities assumed at the date of acquisition:

August 1, 2018
Accounts receivable	$11,092
Inventories	7,566
Prepaid expenses and other	365
Property, plant, and equipment	22,956
Goodwill	27,149
Intangible assets	34,910
Total assets acquired	$104,038

Accounts payable	$4,565
Other current liabilities	2,260
Other liabilities	4,673
Total liabilities assumed	11,498
Net assets acquired	$92,540
Accounts receivable, prepaid expenses, accounts payable and other current liabilities were stated at historical carrying values, which management believes approximates fair value given the short-term nature of these assets and liabilities. Inventories were recorded at fair value which is estimated for finished goods and work-in-process based upon the expected selling price less costs to complete, selling, and disposal costs, and a normal profit margin. Raw material inventory was recorded at historical carrying value as such value approximates the replacement cost. The Company has estimated the fair value of property, plant and equipment, intangibles and other liabilities based upon third party valuations, management's estimates, available information and reasonable assumptions. Goodwill represents the excess of the acquisition price over the fair value of the identifiable assets acquired and liabilities assumed.
Subsequent Events
On October 31, 2018, the Company acquired 80.1% of LS Mtron’s automotive parts business. Through the acquisition of the injection molding system and automotive parts supplier, the Company further expands its core product offerings and strategic footprint in the Asia Pacific segment. The base purchase price was approximately $25,100.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

On November 1, 2018, the Company acquired Hutchings Automotive Products, LLC, a North American supplier of high quality fluid carrying products for automotive powertrain and coolant systems applications. The base purchase price was approximately $41,600.
On November 2, 2018, the Company entered into a definitive agreement to divest its anti-vibration systems product line. The expected sale price is approximately $265,500, subject to certain adjustments. See Note 4. Assets Held for Sale.
4. Assets Held for Sale
In the third quarter of 2018, management approved a plan to sell the anti-vibration systems (“AVS”) product line within its North America, Europe and Asia Pacific segments.  The Company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 1, 2018, and as such the assets and liabilities associated with the transaction are separately classified as held for sale in the condensed consolidated balance sheet as of September 30, 2018 and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.
Subsequent to the end of the Company's third quarter, on November 2, 2018, the Company entered into a definitive agreement to divest the AVS product line. The expected sale price is approximately $265,500, subject to certain adjustments. The planned divestiture of the AVS product line is expected to close in the first half of 2019 and is subject to customary closing conditions, including regulatory and third-party approvals.

The major classes of assets and liabilities held for sale were as follows:

September 30, 2018
Accounts receivable, net	$52,636
Tooling receivable	3,396
Inventories	16,369
Prepaid expenses	1,848
Other current assets	1,709
Property, plant and equipment, net	28,266
Goodwill	13,500
Other assets	3,216
Total assets held for sale	$120,940

Accounts payable	$42,112
Payroll liabilities	7,285
Accrued liabilities	1,416
Pension benefits	15,628
Postretirement benefits other than pensions	8,391
Other liabilities	212
Total liabilities related to assets held for sale	$75,044
5. Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method.
Revenue by customer group for the three months ended September 30, 2018 was as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$441,142	$201,885	$136,147	$25,466	$804,640
Commercial	5,926	7,693	4	101	13,724
Other	24,485	18,754	4	46	43,289
Revenue	$471,553	$228,332	$136,155	$25,613	$861,653

Revenue by customer group for the nine months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,395,263	$710,197	$433,309	$75,328	$2,614,097
Commercial	17,025	26,830	11	341	44,207
Other	36,051	62,830	4	117	99,002
Revenue	$1,448,339	$799,857	$433,324	$75,786	$2,757,306
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$149,074	$142,342	$107,940	$19,398	$418,754
Fuel and brake delivery systems	136,903	31,752	22,044	6,122	196,821
Fluid transfer systems	104,058	19,642	4,309	93	128,102
Anti-vibration systems	63,563	15,328	1,862	—	80,753
Other	17,955	19,268	—	—	37,223
Consolidated	$471,553	$228,332	$136,155	$25,613	$861,653

Revenue by product line for the nine months ended September 30, 2018 was as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$487,757	$502,431	$342,314	$56,786	$1,389,288
Fuel and brake delivery systems	415,012	107,366	68,373	18,698	609,449
Fluid transfer systems	331,226	65,706	15,965	302	413,199
Anti-vibration systems	195,835	57,077	6,672	—	259,584
Other	18,509	67,277	—	—	85,786
Consolidated	$1,448,339	$799,857	$433,324	$75,786	$2,757,306
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the nine month period ended September 30, 2018 were not materially impacted by any other factors.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	September 30, 2018	January 1, 2018	Change
Contract assets	$2,849	$4,604	$(1,755)
Contract liabilities	(646)	—	(646)
Net contract assets (liabilities)	$2,203	$4,604	$(2,401)
Other
The Company provides assurance-type warranties to its customers. Such warranties provide customers with assurance that the related product will function as intended and complies with any agreed-upon specifications, and are recognized in costs of products sold.
6. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. This initiative is expected to be substantially complete by December 31, 2018. The estimated cost of this initiative is $121,000 to $125,000, of which approximately $113,500 has been incurred to date. The Company expects to incur total employee separation costs (as defined below) of approximately $61,000 to $63,000, other related exit costs of approximately $59,000 to $61,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$830	$2,503	$3,831	$3,320
Europe	1,212	6,236	14,465	22,341
Asia Pacific	606	1,170	1,375	2,559
South America	55	—	170	—
Total	$2,703	$9,909	$19,841	$28,220
Restructuring activity for the nine months ended September 30, 2018 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$15,091	$7,244	$22,335
Expense	13,118	6,723	19,841
Cash payments	(20,591)	(10,585)	(31,176)
Foreign exchange translation and other	(521)	(102)	(623)
Balance as of September 30, 2018	$7,097	$3,280	$10,377

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

7. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Finished goods	$51,551	$47,613
Work in process	42,854	35,455
Raw materials and supplies	88,338	87,128
	$182,743	$170,196
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2018	December 31, 2017
Land and improvements	$68,793	$73,419
Buildings and improvements	282,815	305,231
Machinery and equipment	1,049,711	1,022,279
Construction in progress	227,654	198,358
	1,628,973	1,599,287
Accumulated depreciation	(662,392)	(647,109)
Property, plant and equipment, net	$966,581	$952,178
During the three months ended September 30, 2018, the Company realized a gain on sale of land of $10,714 in its Europe segment. The net book value of the land was $5,446. The sale of land was contemplated in conjunction with our restructuring plan.
Impairment of Long-Lived Assets
Due to the Company’s decision to divest two of its inactive European sites, the Company recorded non-cash asset impairment charges of $4,270 in the nine months ended September 30, 2017. Fair value was determined based on current real estate market conditions.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2018 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852
Acquisitions	27,784	—	—	27,784
Reclassified as held for sale	(12,015)	—	(1,485)	(13,500)
Foreign exchange translation	(96)	(392)	(1,950)	(2,438)
Balance as of September 30, 2018	$138,068	$12,062	$33,568	$183,698
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2018 and December 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$145,362	$(95,690)	$49,672
Developed technology	2,783	(2,783)	—
Other	45,183	(3,462)	41,721
Balance as of September 30, 2018	$193,328	$(101,935)	$91,393

Customer relationships	$135,927	$(86,342)	$49,585
Developed technology	2,893	(2,893)	—
Other	22,298	(2,792)	19,506
Balance as of December 31, 2017	$161,118	$(92,027)	$69,091

On August 1, 2018, the Company acquired intangible assets of $34,910 with a weighted average useful life of 14.3 years as a result of the Lauren Acquisition. This consisted of $24,000 of supply agreements, $850 of license agreements and $10,060 of customer relationships. Amortization expense totaled $426 for the three months ended September 30, 2018. Estimated amortization expense for each of the next five years is $2,600 in each of the years 2019 through 2021, $2,500 for 2022, and $2,300 for 2023.
10. Debt
A summary of outstanding debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017
Senior Notes	$394,220	$393,684
Term Loan	329,091	330,781
Other borrowings	40,819	33,781
Total debt	764,130	758,246
Less current portion	(36,947)	(34,921)
Total long-term debt	$727,183	$723,325
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2018 and December 31, 2017, the Company had $5,780 and $6,316 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. As a result of the Amendment No. 3, the Company recognized a loss on refinancing and extinguishment of debt of $770 in the nine months ended September 30, 2018, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
As of September 30, 2018 and December 31, 2017, the Company had $3,014 and $3,537 of unamortized debt issuance costs, respectively, and $1,944 and $2,281 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of September 30, 2018, there were no borrowings under the ABL Facility, and subject to borrowing base availability, the Company had $205,173 in availability, less outstanding letters of credit of $7,484.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of September 30, 2018 and December 31, 2017, the Company had $1,104 and $1,373, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility, as of September 30, 2018.
Other
Other borrowings reflect borrowings under capital leases and local bank lines.
11. Fair Value Measurements and Financial Instruments
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017	Input
Forward foreign exchange contracts - other current assets	$1,054	$761	Level 2
Forward foreign exchange contracts - accrued liabilities	(221)	(2,363)	Level 2
Interest rate swaps - accrued liabilities	—	(515)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Acquisitions and Divestitures” and Note 8. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	September 30, 2018	December 31, 2017
Aggregate fair value	$727,879	$749,463
Aggregate carrying value (1)	734,050	736,600
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of September 30, 2018, the notional amount of these contracts was $45,531 and consisted of hedges of transactions up to June 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of September 30, 2018, the interest rate swap contract reached maturity and was settled.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Forward foreign exchange contracts	$2,253	$(763)	$3,413	$1,860
Interest rate swaps	—	22	443	(27)
Total	$2,253	$(741)	$3,856	$1,833
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Three Months Ended September 30,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$370	$915	$—	$—
Interest rate swaps	Interest expense, net of interest income	31	(570)	—	107
Total		$401	$345	$—	$107

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Nine Months Ended September 30,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$1,000	$2,371	$—	$—
Interest rate swaps	Interest expense, net of interest income	(162)	(2,048)	209	284
Total		$838	$323	$209	$284
12. Accounts Receivable Factoring
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
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	September 30, 2018	December 31, 2017
Off-balance sheet arrangements	$94,004	$96,588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements				On-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Accounts receivable factored	$149,136	$98,244	$518,808	$390,354	$—	$6,326	$—	$20,432
Costs	348	452	1,065	1,517	—	29	—	74
The Company continues to service sold receivables and acts as collection agent for the Factor. As of September 30, 2018 and December 31, 2017, cash collections on behalf of the Factor that have yet to be remitted were $19,892 and $36,248, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
13. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$1,039	$204	$1,018
Interest cost	2,706	1,031	2,925	1,140
Expected return on plan assets	(4,355)	(625)	(4,003)	(694)
Amortization of prior service cost and actuarial loss	601	652	468	760
Settlement	—	—	—	5,717
Net periodic benefit (income) cost	$(835)	$2,097	$(406)	$7,941

	Pension Benefits
	Nine Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$639	$3,200	$612	$2,926
Interest cost	8,118	3,151	8,775	3,268
Expected return on plan assets	(13,063)	(1,890)	(12,009)	(2,001)
Amortization of prior service cost and actuarial loss	1,803	2,008	1,404	2,171
Settlement	—	—	—	5,717
Net periodic benefit (income) cost	$(2,503)	$6,469	$(1,218)	$12,081

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$77	$123	$79	$110
Interest cost	299	195	324	179
Amortization of prior service credit and actuarial gain	(418)	77	(479)	(4)
Other	2	—	1	—
Net periodic benefit (income) cost	$(40)	$395	$(75)	$285

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$231	$373	$237	$316
Interest cost	899	591	972	516
Amortization of prior service credit and actuarial gain	(1,254)	231	(1,437)	(12)
Other	4	—	3	—
Net periodic benefit (income) cost	$(120)	$1,195	$(225)	$820
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
Contributions
The Company made a discretionary contribution of $15,000 to its U.S. pension plan in the three months ended September 30, 2018.
14. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency losses	$(1,184)	$(1,455)	$(2,893)	$(4,033)
Components of net periodic benefit cost other than service cost	(165)	(6,334)	(598)	(7,367)
Losses on sales of receivables	(348)	(221)	(1,065)	(781)
Miscellaneous income	—	1,225	583	1,538
Other expense, net	$(1,697)	$(6,785)	$(3,973)	$(10,643)
15. Income Taxes
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Income tax expense, income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$(1,190)	$7,838	$19,831	$40,258
Income before income taxes	31,474	33,296	153,113	149,870
Effective tax rate	(4)%	24%	13%	27%
The effective tax rate for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was lower primarily due to the lower U.S. statutory rate and benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act in the three and nine months ended September 30, 2018. The income tax rate for the three and nine months ended September 30, 2018 and 2017 varies from statutory rates primarily due to adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. Additional changes potentially impacting the Company include limitations on the deductibility of executive compensation and new taxes on certain foreign sourced earnings. Staff Accounting Bulletin 118 allows the Company to record provisional amounts and reflect changes to such amounts through income tax expense during the one-year measurement period following enactment. All amounts recorded by the Company for the impact of the Act have been recorded provisionally beginning in the period ended December 31, 2017. As discussed further below, during the three and nine months ended September 30, 2018, the Company recognized benefits of $7,070 to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as future guidance is issued. These changes could be material to income tax expense.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%, and recorded a benefit of $2,875 for the U.S. federal tax rate change in the period ending December 31, 2017. Upon further analysis of certain aspects of the Act and refinement of the Company’s calculations, the Company adjusted its provisional amount by recording a benefit of $3,062 during the three and nine months ended September 30, 2018, which is included as a component of income tax expense from continuing operations. The Company continues to analyze and refine its calculations related to the remeasurement of these balances and consider the amounts provisional while completing its analysis during the one-year measurement period following enactment. In addition, the Company early adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the Act to retained earnings. The adoption resulted in the reclassification of $8,639 from accumulated other comprehensive loss to retained earnings.
A one-time transition tax based on the Company’s total post-1986 earnings and profits (E&P) which it had deferred from U.S. income taxes under previous U.S. law was recorded on a provisional basis in the amount of $32,533 in the period ended December 31, 2017. Upon further analysis of certain aspects of the Act and refinement of the Company’s calculations during the three and nine months ended September 30, 2018, the Company recorded a benefit decreasing the provisional amount by $4,008, which is included as a component of income tax expense from continuing operations. The Company continues to analyze and refine its calculations related to the remeasurement of these balances and consider the amounts provisional while completing its analysis during the one-year measurement period following enactment.
As of September 30, 2018, the Company made its best estimate of the annual effective tax rate (“EAETR”) for the full year of 2018. The Company continues to examine the potential impact of certain provisions of the Act that could affect its 2018 EAETR, including the provisions related to global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”) and the base erosion and anti-abuse tax (“BEAT”). Accordingly, the Company’s 2018 tax expense could be impacted

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

as additional analysis is completed. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and expects to incur tax for the year ended December 31, 2018.
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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Cooper-Standard Holdings Inc.	$32,156	$24,640	$130,825	$106,802
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$32,156	$24,640	$130,825	$106,802

Basic weighted average shares of common stock outstanding	17,828,358	17,703,660	17,939,544	17,769,808
Dilutive effect of common stock equivalents	380,810	976,858	409,072	1,068,479
Diluted weighted average shares of common stock outstanding	18,209,168	18,680,518	18,348,616	18,838,287

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$1.80	$1.39	$7.29	$6.01

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$1.77	$1.32	$7.13	$5.67

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Foreign currency translation adjustment
Balance at beginning of period	$(120,386)		$(119,405)		$(95,485)		$(143,481)
Other comprehensive income (loss) before reclassifications	(14,623)	(1)	16,047	(1)	(39,524)	(1)	40,123	(1)
Balance at end of period	$(135,009)		$(103,358)		$(135,009)		$(103,358)
Benefit plan liabilities
Balance at beginning of period	$(105,060)		$(100,340)		$(100,749)		$(97,612)
Other comprehensive income (loss) before reclassifications	(6)	(2)	(1,714)	(2)	1,784	(2)	(5,428)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	662	(3)	5,677	(4)	(5,439)	(5)	6,663	(6)
Balance at end of period	$(104,404)		$(96,377)		$(104,404)		$(96,377)
Fair value change of derivatives
Balance at beginning of period	$(1,077)		$113		$(1,397)		$(1,470)
Other comprehensive income (loss) before reclassifications	1,736	(7)	(619)	(7)	2,638	(7)	1,242	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	(255)	(8)	(347)	(8)	(837)	(8)	(625)	(8)
Balance at end of period	$404		$(853)		$404		$(853)
Accumulated other comprehensive income (loss), ending balance	$(239,009)		$(200,588)		$(239,009)		$(200,588)

(1)
Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(473) and $4,314 for the three months ended September 30, 2018 and 2017, respectively, and $(10,713) and $10,484 for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Net of tax expense (benefit) of $(97) and $(130) for the three months ended September 30, 2018 and 2017, respectively, and $8,628 and $(189) for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Includes actuarial losses of $995, offset by prior service credits of $85, net of tax of $248. See Note 13.

(4)	Includes losses related to the U.K. pension settlement of $6,288, actuarial losses of $901, offset by prior service credits of $84, net of tax of $1,428. See Note 13.

(5)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $244, offset by curtailment loss of $1,123 and the amortization of actuarial losses of $2,981, net of tax of $730. See Note 13.

(6)	Includes losses related to the U.K. pension settlement of $6,288, actuarial losses of $2,443, offset by prior service credits of $248, net of tax of $1,820. See Note 13.

(7)
Net of tax expense (benefit) of $517 and $(122) for the three months ended September 30, 2018 and 2017, respectively, and $1,218 and $591 for the nine months ended September 30, 2018 and 2017, respectively. See Note 11.

(8)
Net of tax expense (benefit) of $146 and $105 for the three months ended September 30, 2018 and 2017, respectively, and $280 and $(18) for the nine months ended September 30, 2018 and 2017, respectively. Includes the effect of the adoption of ASU 2018-02 of $70 for the nine months ended September 30, 2018. See Note 11.

18. Common Stock
Share Repurchase Program
In June 2018, the Company entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase the Company's common stock. Under the ASR agreement, the Company made an up-front payment of $35,000 and received an initial delivery of 207,193 shares in the second quarter of 2018. The repurchase was completed in the third quarter of 2018 when the Company received an additional 51,092 shares. A total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share during the nine months ended September 30, 2018 under the ASR agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

In addition to the repurchase under the ASR agreement, during the nine months ended September 30, 2018, the Company repurchased 69,503 shares of its common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8,524.
Also in June 2018, the Company’s Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2018 Program, which is effective in November 2018, replaces the prior $125,000 authorization to repurchase shares approved by the board in March 2016 (the “2016 Program”). As of September 30, 2018, the Company had approximately $1,700 of repurchase authorization remaining under the 2016 Program.
During the nine months ended September 30, 2017, the Company repurchased 306,072 shares at an average purchase price of $102.76 per share, excluding commissions, for a total cost of $31,452, of which $30,680 was settled in cash during the quarter.
19. Share-Based Compensation
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
During the nine months ended September 30, 2018 and 2017, the Company paid $13,279 and $4,296 of cash to settle PUs that vested in February 2018 and February 2017, respectively.
Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PUs	$506	$4,327	$3,885	$9,171
RSUs	2,467	2,052	7,776	6,896
Stock options	802	933	2,456	2,939
Total	$3,775	$7,312	$14,117	$19,006
20. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales(1)	$7,222	$8,288	$23,302	$26,124
Purchases(1)	204	186	614	580
Dividends received(2)	239	—	4,747	5,382
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of September 30, 2018 and December 31, 2017 were $6,547 and $3,109, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

21. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $6,359 and $7,363, respectively. The Company does not believe that the environmental liabilities associated with its current and former properties will have a material adverse impact on its financial condition, results of operations or cash flows; however, no assurances can be given in this regard.
22. Segment Reporting
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales to external customers
North America	$471,553	$437,406	$1,448,339	$1,403,270
Europe	228,332	254,399	799,857	776,346
Asia Pacific	136,155	148,493	433,324	421,926
South America	25,613	28,718	75,786	78,670
Consolidated	$861,653	$869,016	$2,757,306	$2,680,212

Intersegment sales
North America	$3,437	$3,285	$11,056	$10,108
Europe	4,363	3,861	11,780	11,188
Asia Pacific	1,307	1,566	4,301	3,876
South America	17	2	72	11
Eliminations	(9,124)	(8,714)	(27,209)	(25,183)
Consolidated	$—	$—	$—	$—

Income before income taxes
North America	$48,930	$44,214	$173,282	$170,971
Europe	(3,205)	(9,024)	(6,033)	(20,633)
Asia Pacific	(11,644)	3,050	(6,633)	11,036
South America	(2,607)	(4,944)	(7,503)	(11,504)
Consolidated income before income taxes	$31,474	$33,296	$153,113	$149,870

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	September 30, 2018	December 31, 2017
Segment assets
North America	$1,161,902	$1,049,218
Europe	601,705	644,586
Asia Pacific	626,952	686,329
South America	52,396	54,846
Eliminations and other	216,969	290,669
Consolidated	$2,659,924	$2,725,648

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
Subsequent to the end of the Company's third quarter, on November 2, 2018, the Company entered into a definitive agreement to divest the anti-vibration systems product line.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.
In North America, the U.S. economy has continued its momentum as a result of recent tax changes and decreased regulation on business and industry. However, geo-political uncertainty remains heightened due to ongoing trade tension between the U.S. and certain key trading partners and the pending implementation of the recently signed USMCA trade agreement between the United States, Mexico and Canada. The mix of vehicles produced continues to shift away from passenger cars into sport utility vehicles, crossover utility vehicles and light trucks. For the full year, growth in the sport utility, crossover and light truck categories is expected to mostly offset reduced passenger car production. Total light vehicle units produced in 2018 are expected to be down only slightly compared with 2017 levels.
In Europe, economic conditions remain generally strong with some regional variation and country specific exceptions. Overall, economic growth is expected to continue in the remainder of 2018, albeit at a somewhat slower pace than 2017 or the first three quarters of 2018. Improvements in Central European labor markets continue to drive improved consumer confidence and increased consumer spending. As a result, demand for light vehicles is increasing modestly. However, similar to North America, potential economic uncertainty related to international trade relations as well as the impact of Great Britain’s potential exit from the European Union could weigh on consumer confidence and economic growth going forward. Additionally, the implementation of new testing protocols for carbon emissions (WLTP) have had wide disruptive effects on light vehicle production, especially in Western Europe. This disruption is expected to continue through the remainder of 2018.
The Chinese economy started the year strong with robust infrastructure investment and strong retail growth. However, trade tensions between China and the United States have escalated, with multiple rounds of incremental tariffs having been imposed, creating the potential for further economic market disruption and decreased demand for western vehicle brands. Consumer preferences and an expanding middle class in China continue to drive crossover utility vehicle demand higher, while demand for passenger cars is expected to be down slightly year over year.
In Brazil, business and consumer confidence fell during the third quarter amid an uncertain political backdrop, rising inflation and the devaluation of the Real. Export demand for Brazilian-made vehicles has declined due largely to the deteriorating economic conditions in neighboring Argentina. Domestic demand for light vehicles has remained stable, however, as the banking sector has eased and expanded credit availability for automotive purchases. Due to a long history of economic and political volatility, we remain cautious about consumer confidence and vehicle demand in this region.
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile. In addition, we expect commodity cost volatility to have a continual impact on future earnings and operating cash flows. As such, on an ongoing basis we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. We continue to monitor the potential impacts of previously-announced tariffs, however we anticipate these and other tariffs to negatively impact material costs.
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
In North America, third quarter total light vehicle production increased slightly compared to the same period a year ago. In the first nine months of the year, production was down slightly. Production of passenger cars declined while production of light trucks, sport utility vehicles and crossover vehicles increased, driven by consumer demand and preferences. We expect similar patterns to continue in the region throughout 2018. European light vehicle production was down in the third quarter compared to the same period last year, but up slightly through the first nine months of 2018. We expect production levels in Europe to be essentially flat for the full year. In the Asia Pacific region, light vehicle production decreased slightly in the third quarter but showed a slight increase through the first nine months of 2018. We expect slight year-over-year growth in the region for the full year, despite slowing growth in China.
Light vehicle production in certain regions for the three and nine months ended September 30, 2018 and 2017 was:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2018(1)	2017(1)	% Change	2018(1)	2017(1)	% Change
North America	4.0	4.0	2.0%	12.8	13.0	(1.3)%
Europe	4.7	4.9	(5.1)%	16.6	16.5	0.2%
Asia Pacific(2)	11.8	12.1	(2.1)%	36.5	36.1	1.2%
South America	0.9	0.9	2.2%	2.6	2.4	7.4%

(1)	Production data based on IHS Automotive, October 2018.

(2)
Includes Greater China units of 6.3 million and 6.6 million for the three months ended September 30, 2018 and 2017, respectively, and 19.9 million and 19.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(dollar amounts in thousands)
Sales	$861,653	$869,016	$(7,363)	$2,757,306	$2,680,212	$77,094
Cost of products sold	741,998	718,207	23,791	2,315,406	2,187,213	128,193
Gross profit	119,655	150,809	(31,154)	441,900	492,999	(51,099)
Selling, administration & engineering expenses	82,134	87,791	(5,657)	238,913	260,360	(21,447)
Amortization of intangibles	3,791	3,432	359	10,596	10,563	33
Gain on sale of land	(10,714)	—	(10,714)	(10,714)	—	(10,714)
Impairment charges	—	—	—	—	4,270	(4,270)
Restructuring charges	2,703	9,909	(7,206)	19,841	28,220	(8,379)
Operating profit	41,741	49,677	(7,936)	183,264	189,586	(6,322)
Interest expense, net of interest income	(9,983)	(10,256)	273	(29,756)	(31,788)	2,032
Equity in earnings of affiliates	1,413	660	753	4,348	3,735	613
Loss on refinancing and extinguishment of debt	—	—	—	(770)	(1,020)	250
Other expense, net	(1,697)	(6,785)	5,088	(3,973)	(10,643)	6,670
Income before income taxes	31,474	33,296	(1,822)	153,113	149,870	3,243
Income tax expense (benefit)	(1,190)	7,838	(9,028)	19,831	40,258	(20,427)
Net income	32,664	25,458	7,206	133,282	109,612	23,670
Net income attributable to noncontrolling interests	(508)	(818)	310	(2,457)	(2,810)	353
Net income attributable to Cooper-Standard Holdings Inc.	$32,156	$24,640	$7,516	$130,825	$106,802	$24,023

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Sales
Sales for the three months ended September 30, 2018 decreased 0.8%, compared to the three months ended September 30, 2017.

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other**
	(dollar amounts in thousands)
Total sales	$861,653	$869,016	$(7,363)	$(6,460)	$(17,084)	$16,181
* Net of customer price reductions
** Other includes the net impact of acquisitions and divestitures

Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$741,998	$718,207	$23,791	$18,630	$(14,966)	$20,127
Gross profit	119,655	150,809	(31,154)	(25,090)	(2,118)	(3,946)
Gross profit percentage of sales	13.9%	17.4%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% and 50% of total cost of products sold for the three months ended September 30, 2018 and 2017, respectively. The most significant driver of the increase in cost of products sold was material cost pressure and wage inflation, partially offset by $10.4 million of net operating efficiencies.
Gross profit for the three months ended September 30, 2018 decreased 20.7% compared to the three months ended September 30, 2017. The decrease is due to volume and mix including customer price reductions, inflation, material cost pressure and $2.1 million of foreign exchange, partially offset by $10.4 million of net operating efficiencies.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended September 30, 2018 was 9.5% of sales compared to 10.1% for the three months ended September 30, 2017. This decrease is due to lower compensation-related costs and efficiencies related to cost improvement initiatives.
Restructuring. Restructuring charges for the three months ended September 30, 2018 decreased $7.2 million compared to the three months ended September 30, 2017. The decrease was primarily driven by lower restructuring charges attributed to Europe, North America and Asia Pacific.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2018 decreased $0.3 million compared to the three months ended September 30, 2017, primarily due to the repricing of the Term Loan Facility.
Other Expense, Net. Other expense for the three months ended September 30, 2018 decreased $5.1 million compared to the three months ended September 30, 2017 primarily due to lower components of net periodic benefit cost other than service cost.
Income Tax Expense. Income tax benefit for the three months ended September 30, 2018 was $1.2 million on earnings before income taxes of $31.5 million. This compares to income tax expense of $7.8 million on earnings before income taxes of $33.3 million for the same period of 2017. The effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was lower primarily due to the lower U.S. statutory rate and benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act in the three months ended September

30, 2018. The income tax rate for the three months ended September 30, 2018 varied from statutory rates primarily due to adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Sales
Sales for the nine months ended September 30, 2018 increased 2.9%, compared to the nine months ended September 30, 2017.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other**
	(dollar amounts in thousands)
Total sales	$2,757,306	$2,680,212	$77,094	$7,480	$64,713	$4,901
* Net of customer price reductions
** Other includes the net impact of acquisitions and divestitures.

Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$2,315,406	$2,187,213	$128,193	$81,760	$54,153	$(7,720)
Gross profit	441,900	492,999	(51,099)	(74,280)	10,560	12,621
Gross profit percentage of sales	16.0%	18.4%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of total cost of products sold for the nine months ended September 30, 2018 and 2017, respectively. The most significant driver of the increase in cost of products sold was material cost pressure and wage inflation, partially offset by $57.4 million of net operating efficiencies.
Gross profit for the nine months ended September 30, 2018 decreased 10.4% compared to the nine months ended September 30, 2017. The decrease is due to volume and mix including customer price reductions, inflation and material cost pressure, partially offset by $57.4 million of net operating efficiencies and $10.6 million of foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the nine months ended September 30, 2018 was 8.7% of sales compared to 9.7% for the nine months ended September 30, 2017. This decrease is due to lower compensation-related costs and efficiencies related to cost improvement initiatives.
Restructuring. Restructuring charges for the nine months ended September 30, 2018 decreased $8.4 million compared to the nine months ended September 30, 2017. The decrease was primarily driven by lower restructuring expenses related to our European and Asia Pacific initiatives, partially offset by higher restructuring charges attributed to North America.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2018 decreased $2.0 million compared to the nine months ended September 30, 2017, primarily due to the repricing of the Term Loan Facility.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the nine months ended September 30, 2018 and 2017 resulted from expensing debt issuance costs and unamortized original issue discount associated with our amended Term Loan Facility.

Other Expense, Net. Other expense for the nine months ended September 30, 2018 decreased $6.7 million compared to the nine months ended September 30, 2017 primarily due to lower components of net periodic benefit cost other than service cost and lower foreign currency losses.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2018 was $19.8 million on earnings before income taxes of $153.1 million. This compares to income tax expense of $40.3 million on earnings before income taxes of $149.9 million for the same period of 2017. The effective tax rate for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was lower primarily due to the lower U.S. statutory rate and benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act in the nine months ended September 30, 2018. The income tax rate for the nine months ended September 30, 2018 varied from statutory rates primarily due to adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, income tax incentives, excess tax benefits related to share-based compensation and other permanent items.
Segment Results of Operations
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017
Sales

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$471,553	$437,406	$34,147	$20,184	$(2,946)	$16,909
Europe	228,332	254,399	(26,067)	(18,015)	(3,529)	(4,523)
Asia Pacific	136,155	148,493	(12,338)	(11,881)	(4,252)	3,795
South America	25,613	28,718	(3,105)	3,252	(6,357)	—
Consolidated	$861,653	$869,016	$(7,363)	$(6,460)	$(17,084)	$16,181

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Brazilian Real, Chinese Renminbi, Euro, and the Canadian Dollar.

•	Other includes the net impact of acquisitions and divestitures.
Segment profit (loss)

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Income before income taxes
North America	$48,930	$44,214	$4,716	$2,027	$(82)	$(41)	$2,812
Europe	(3,205)	(9,024)	5,819	(15,720)	(1,738)	2,238	21,039
Asia Pacific	(11,644)	3,050	(14,694)	(12,954)	(200)	(2,019)	479
South America	(2,607)	(4,944)	2,337	1,557	(1,604)	(810)	3,194
Consolidated income before income taxes	$31,474	$33,296	$(1,822)	$(25,090)	$(3,624)	$(632)	$27,524
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Brazilian Real, Chinese Renminbi and Euro.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in material cost pressure and wage inflation;

◦	Net operational efficiencies of $10.4 million primarily driven by our North America and Europe segment;

◦	The decrease in selling, administrative and engineering expense, due to lower compensation-related costs and efficiencies related to cost improvement initiatives; and

•	The Other category above includes changes in the net impact of acquisitions and divestitures, restructuring expense and non-recurring items, including:
The gain of $10.7 million related to the sale of land in our Europe segment;

◦	The non-recurrence of the prior period settlement charges of $5.9 million in our Europe segment and the foreign tax amnesty program expense of $3.1 million in our South America segment; and

◦	The $7.2 million decrease in restructuring expenses primarily related to our North America, Europe and Asia Pacific segments.
Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
Sales

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$1,448,339	$1,403,270	$45,069	$31,327	$2,397	$11,345
Europe	799,857	776,346	23,511	(16,669)	57,665	(17,485)
Asia Pacific	433,324	421,926	11,398	(14,320)	14,677	11,041
South America	75,786	78,670	(2,884)	7,142	(10,026)	—
Consolidated	$2,757,306	$2,680,212	$77,094	$7,480	$64,713	$4,901

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and the Chinese Renminbi.

•	Other includes the net impact of acquisitions and divestitures.
Segment profit (loss)

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Income before income taxes
North America	$173,282	$170,971	$2,311	$(20,437)	$(559)	$21,868	$1,439
Europe	(6,033)	(20,633)	14,600	(31,596)	3,673	14,051	28,472
Asia Pacific	(6,633)	11,036	(17,669)	(25,155)	1,710	3,515	2,261
South America	(7,503)	(11,504)	4,001	2,908	(2,935)	779	3,249
Consolidated income before income taxes	$153,113	$149,870	$3,243	$(74,280)	$1,889	$40,213	$35,421
* Net of customer price reductions

•	The favorable impact of foreign currency exchange impact is primarily driven by the Euro and Chinese Renminbi, partially offset by the Polish Zloty, the Czech Koruna, and Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $57.4 million primarily driven by our North America and Europe segments;

◦	The decrease in selling, administrative and engineering expense due to lower compensation-related costs and efficiencies related to cost improvement initiatives; and

◦	The increase in wage inflation and the increase in material cost pressure.

•	The Other category above includes changes in the net impact of acquisitions and divestitures, restructuring expense, and non-recurring items, including:

◦
The non-recurrence of the prior period settlement charges of $5.9 million and impairment charges of $4.3 million in our Europe segment, and the foreign tax amnesty program expense of $3.1 million in our South America segment;

◦	The gain of $10.7 million related to the sale of land in our Europe segment; and

◦	The $8.4 million decrease in restructuring expenses related to our Europe and Asia Pacific segments, partially offset by higher restructuring charges in our North America segment.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 10. “Debt” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash provided by operations was $78.0 million for the nine months ended September 30, 2018, compared to net cash provided by operations of $105.1 million for the nine months ended September 30, 2017. The lower inflow was primarily due to changes in other accrued liabilities, including our discretionary pension contribution, partially offset by higher utilization of the accounts receivable factoring program.
Investing Activities. Net cash used in investing activities was $250.6 million for the nine months ended September 30, 2018, compared to $136.7 million for the nine months ended September 30, 2017. Cash used in investing activities consisted primarily of capital spending of $160.1 million and $137.4 million for the nine months ended September 30, 2018 and 2017, respectively, as well as cash paid for the acquisition of businesses, which consisted primarily of $92.7 million for the Lauren acquisition and $3.9 million for the AMI China acquisition. We anticipate that we will spend approximately $215 million to $225 million on capital expenditures in 2018.
Financing Activities. Net cash used in financing activities totaled $57.0 million for the nine months ended September 30, 2018, compared to $52.1 million for the nine months ended September 30, 2017. The increase was primarily due to the higher share repurchase activity and the purchase of a noncontrolling interest, partially offset by lower principal payments on long-term debt.
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

During the nine months ended September 30, 2018, we utilized $43.5 million of cash on hand to repurchase 327,788 shares of common stock, a portion of which was completed under an accelerated share repurchase ("ASR") program entered in June 2018. As of September 30, 2018, we had approximately $1.7 million of repurchase authorization remaining under the 2016 Program.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$32,156	$24,640	$130,825	$106,802
Income tax expense (benefit)	(1,190)	7,838	19,831	40,258
Interest expense, net of interest income	9,983	10,256	29,756	31,788
Depreciation and amortization	36,098	34,368	109,271	99,413
EBITDA	$77,047	$77,102	$289,683	$278,261
Gain on sale of land (1)	(10,714)	—	(10,714)	—
Restructuring charges	2,703	9,909	19,841	28,220
Amortization of inventory write-up (2)	535	—	535	—
Settlement charges (3)	—	5,902	—	5,902
Foreign tax amnesty program (4)	—	3,121	—	3,121
Loss on refinancing and extinguishment of debt (5)	—	—	770	1,020
Impairment charges (6)	—	—	—	4,270
Adjusted EBITDA	$69,571	$96,034	$300,115	$320,794

(1)	Gain on sale of land in Europe that was contemplated in conjunction with our restructuring plan. See Note 6. “Restructuring.”

(2)	Amortization of write-up of inventory to fair value for the Lauren acquisition.

(3)	Non-cash settlement charges of $5.7 million and administrative fees of $0.2 million relating to U.K. pension plan.

(4)	Relates to indirect taxes recorded in cost of products sold.

(5)	Loss on refinancing and extinguishment of debt related to the applicable amendment of the Term Loan Facility entered into during such period.

(6)	Non-cash impairment charges related to fixed assets.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 21. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Recently Issued Accounting Pronouncements
See Note 1. “Overview” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2018.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs, and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; entering new markets; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks or other disruptions in our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions used for evaluation of deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities, including as a result of IRS issuing guidance on the Tax Cuts and Jobs Act that may change our assumptions; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
We have approximately $1.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report.
In June 2018, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock. Pursuant to the ASR agreement, the Company made an up-front payment of $35 million, from cash on hand, to the financial institution and received an initial delivery of approximately 207 thousand shares in the second quarter of 2018. Upon settlement in the third quarter of 2018, the Company received approximately 51 thousand additional shares resulting in an overall weighted average price per share of $135.51 under the ASR agreement. In addition, our Board of Directors approved a new common stock repurchase program authorizing us to repurchase, in the aggregate, up to $150 million of our outstanding common stock which is effective in November 2018.
A summary of our shares of common stock repurchased during the three months ended September 30, 2018 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(3)
July 1, 2018 through July 31, 2018	—	$—	—	$1.70
August 1, 2018 through August 31, 2018	—	$—	—	$1.70
September 1, 2018 through September 30, 2018(4)	51,092	$135.51	51,092	$1.70
Total	51,092	$135.51	51,092	$1.70

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

(2)	Excluding commissions.

(3)	Includes the $35 million up-front payment made under the ASR Agreement.

(4)
Under the ASR agreement, the Company paid $35 million and received an initial delivery of approximately 207 thousand shares of its common stock in the second quarter of 2018. The Company then received approximately 51 thousand shares in the third quarter of 2018. The average price paid per share reflected in the table is based upon the overall weighted average price per share under the ASR agreement. See Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 5.    Other Information
On November 1, 2018, Keith D. Stephenson, the Company’s Executive Vice President and Chief Operating Officer (“COO”) notified the Company of his decision to retire, effective April 2, 2019, after 12 years of service. In his role as COO, Mr. Stephenson has led the Company’s initiatives regarding global manufacturing, purchasing, innovation and IT, as well as the Company's corporate development activities. For purposes of his compensatory arrangements, Mr. Stephenson’s departure will be treated as a voluntary resignation.
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

COOPER-STANDARD HOLDINGS INC.

November 2, 2018	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)