Form 10-K
period 2018-12-31
Cooper-Standard Holdings Inc.
filed 2019-02-25
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2018 was $2,032,564,271.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 8, 2019 was 17,436,119 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing, fuel and brake delivery, fluid transfer and anti-vibration systems (“AVS”). During the fourth quarter of 2018, we entered into a definitive agreement to sell the anti-vibration systems product line. The sale is expected to close in the first half of 2019 and is subject to customary closing conditions. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 32,000 employees, including over 4,500 contingent workers, with 159 facilities in 21 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and the third largest global producer of fluid transfer systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 104 manufacturing locations and 55 design, engineering, administrative and logistics locations.
The Company has four operating segments: North America, Europe, Asia Pacific and South America. This operating structure allows us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing restructuring, expansion and cost reduction initiatives to improve competitiveness, primarily related to footprint optimization in Europe and expansion in Asia.
Approximately 85% of our sales in 2018 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China and India. The remaining 15% of our 2018 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 480 nameplates globally.
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
We continued strategic acquisitions and partnerships in 2014 and 2015 with the acquisition of Cikautxo Borja, S.L.U. in Spain, a manufacturer of heating and cooling hoses; the purchase of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing our equity ownership to 95% and positioning the Company as a leader in sealing systems in the Chinese automotive market; the formation of a joint venture with Polyrub Extrusions (India) Private Limited to grow the Company’s fluid transfer systems business in Asia; and a joint venture with INOAC Corporation of Japan accelerating our fluid transfer systems strategy in Asia, which we later purchased the remaining 49% equity interest in 2018 and now own 100% of the equity interests of Cooper-Standard INOAC Pte. Ltd. In 2016, we acquired the North American fuel and brake business of AMI Industries to expand the Company’s fuel and brake business. We also gained a controlling interest of our China-based joint venture, Shenya Sealing (Guangzhou) Company Limited. In 2017, the Company agreed to purchase the China fuel and brake business of AMI Industries, which was finalized in the first quarter of 2018.
In the third quarter of 2018, we acquired the assets and liabilities of Lauren Manufacturing and Lauren Plastics, extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions, to further expand our Industrial and Specialty Group and non-automotive and adjacent markets. In the fourth quarter of 2018, we acquired

80.1% of LS Mtron Ltd.’s automotive parts business. Through the acquisition of the injection molding system and automotive parts supplier, we further expanded our core product offerings and strategic footprint in the Asia Pacific segment. Also in the fourth quarter of 2018, we acquired Hutchings Automotive Products, LLC, a North American supplier of high quality fluid carrying products for automotive powertrain and coolant systems applications.
In the fourth quarter of 2018, we entered into a definitive agreement to divest the AVS product line within our North America, Europe and Asia Pacific segments. The planned divestiture is expected to close in the first half of 2019, subject to customary closing conditions, including regulatory and third-party approvals.
Business Strategy
In 2013, we set a clear vision for achieving profitable growth with a long-term mission to become a Top 30 automotive supplier in terms of sales and Top 5 in return on invested capital (“ROIC”).
In 2016, our global leadership team refined this vision - Driving Value Through Culture, Innovation and Results - to more closely represent the evolution of the Company’s innovation culture providing the basis for delivering even greater value. The global leadership team also reshaped the Company’s strategic pillars to align with the progress of the Company. These pillars are:

Voice of the Customer:
We design and develop our products to meet the current and future needs of our customers. We listen intently and adjust to customer feedback to ensure we are consistently providing customer-focused products while meeting their evolving needs.

Superior Products:	With a focus on our core products, we provide customers with market-leading solutions with predicable quality that meet or exceed their expectations.

World-Class Operations:
We are committed to sustained excellence through the Cooper Standard Operating System (“CSOS”), our customized set of global best business practices that drives our global success. We will continue to optimize performance on a global scale to achieve our Top 30 / Top 5 mission.

Engaged Employees:
Our employees are the foundation of the Company and the key factor of our success. Committed to excellence and driven to succeed, our employees are focused on the Company’s overall vision and strategy.

Cooper Standard’s global alignment around these strategic pillars continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company implemented CSOS to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world.

CSOS consists of the following areas, with a strategic focus that aligns with the Company’s growth strategy:

CSOS Function	Strategic Focus
World-Class Safety	Implement globally consistent measurement system with zero incidents goal.
World-Class Operations	Optimize global performance by implementing best business practices across the organization.
Continuous Improvement	Implement lean manufacturing tools across all facilities to achieve cost savings and increased performance.
Supply Chain	Develop strategic supply base to effectively leverage scale and optimize supplier quality.
Innovation	Focused innovation processes to create breakthrough technologies for market differentiation.
Global Program Management	Ensure consistent and flawless product launch process across all regions.
Product Engineering	Ensure global best practice tools are utilized to design optimized products and processes.
Information Technology	Implement common systems to effectively communicate information throughout the business.
Quality	Ensure product and service best-in-class quality through global best practice design and process standards.
As part of its world-class operations, Cooper Standard operates Global Councils focused on engineering, innovation, customer and manufacturing initiatives. These councils have allowed Cooper Standard to better leverage the scale of the Company, identify best practices and transfer them around the world, and develop the foundation for a global organization structure aimed at further optimizing the Company’s scale and create global collaboration opportunities.
Leverage Technology and Materials Science for Innovative Solutions
We utilize our technical and materials science expertise to provide customers with innovative solutions. Our engineers combine product design with a broad understanding of materials science for enhanced vehicle performance. We believe our reputation for successful innovation in product design and materials is the reason our customers consult us early in their vehicle development and design process of their next generation vehicles.
Cooper Standard has evolved and further energized its approach to innovation with its i3 Innovation Process (Imagine, Initiate, Innovate). This approach is used as a mechanism to capture ideas from across our Company and supply partners while promoting a culture of innovation. Ideas are carefully evaluated by a global technology council, and those that are selected are put on an accelerated development cycle with a dedicated innovation team focused on breakthrough ideas. This team is developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. These breakthrough innovations have resulted in over $750 million in sales awards in the last three years. With a continuous stream of new ideas flowing through our pipeline, we believe that we have the ability to bring breakthrough innovations to market which we believe will provide a clear and sustainable advantage and drive value for our stakeholders.
Among recently introduced technologies is Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compounds that has shortened material development times while realizing rapid discovery of new compounds that offer superior performance properties, which yield superior products. In addition, Fortrex™, the Company’s revolutionary material platform, offers reduced weight while delivering superior material performance and aesthetics. Several other significant technologies, especially related to advanced materials, processing and weight reduction, have recently been realized. These include: MagAlloy™, a new processing technology for brake lines that increases long term durability through superior corrosion resistance; and ArmorHose™, a breakthrough technology which results in significantly more durable coolant hoses and eliminates the need for separate abrasion sleeves on under-hood hose assemblies.
Our innovations are receiving industry recognition. Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards, with final judging expected to conclude in April of 2019. In addition, Fortrex™ was named a 2018 PACE Award winner and a 2018 Society of Plastics Engineers Innovation Award finalist.
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
Our strong financial position allows us to continue to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend which has been encouraged by the OEMs’ desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence. Further, our operations currently include several successful joint ventures.

Industry
The automotive industry is one of the world’s largest and most competitive. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs. The business and commercial environment in each region also plays a role in vehicle demand as it relates to fleet vehicle sales and industrial use vehicles such as light and heavy trucks.
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
The automotive supplier industry is a highly competitive industry generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies have been the most successful.
The technology of today’s vehicles is evolving rapidly. The evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance and simplify the manufacturing and assembly process. These are innovations that can be applicable and valuable to virtually any vehicle or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 94% of our global sales.
Adjacent and Non-Automotive Markets
In addition to the global light vehicle market, we also have teams dedicated to leveraging core product technology into near adjacent markets to profitably grow Cooper Standard through our Advanced Technology Group (“ATG”) which includes our Industrial and Specialty Group (“ISG”) and Applied Materials Science (“AMS”) Group.
ISG focuses on industry segments such as commercial trucks, agricultural equipment and construction. With an addressable market of over $3.2 billion, this represents an opportunity to further diversify our revenue and profit base. Some of our traditional products as well as our innovative technologies, are well-suited to these markets. We believe these market segments represent near-term opportunities for high margin growth.
Further, our AMS team has implemented a strategy to leverage some of our materials science in non-automotive markets through licensing agreements or the sale of material compounds. The initial focus of this business model is our Fortrex™ material technology. Fortrex™ is highly adaptable, and we believe it has the potential to add significant value in many product categories and industries beyond the automotive industry. To date, the Company has licensing agreements of its proprietary Fortrex™ material platform with INOAC and PolyOne Corp.

Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2018, 2017 and 2016:
Our other customers include OEMs such as Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China and India. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Products
We currently have four distinct product lines. These products are produced and supplied globally to a broad range of customers in multiple markets. In 2018, we approved a plan and entered into a definitive agreement to sell the AVS product line within our North America, Europe and Asia Pacific segments. See Note 5. “Assets Held for Sale” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”).
In addition to these product lines, we also have sales to other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2018, 2017 and 2016 are as follows:

Product Lines					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
	Products:			Obstacle detection sensor system
	–	Fortrex™	–	Flush glass systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Obstacle detection sensor system
	–	Stainless steel trim	–	Tex-A-Fib (Textured Surface with Cloth Appearance)

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ tube coatings
	–	Quick connects	–	Gen III Posi-Lock quick connects
	–	Brake jounce lines

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Charged air cooler ducts/assemblies
	–	DPF and SCR emission lines	–	Secondary air hoses
	–	Degas tanks	–	Brake and clutch hoses
	–	Air intake and charge	–	ArmorHose™ family of products
	–	Transmission Oil Cooling Hoses	–	Easy-Lock quick connect

ANTI-VIBRATION SYSTEMS**	Control and isolate vibration and noise in the vehicle to improve ride and handling				North America Leader
Products:
	–	Powertrain Mount Systems: Multi-state Vacuum Switchable Hydraulic Engine Mounts, Bi-state Electric Switchable Hydraulic Engine Mounts, Conventional Hydraulic Mounts, Elastomeric Mount
	–	Chassis Suspension Components: Conventional & Hydraulic Body Mounts & Bushings, Strut Mounts, Spring Seats & Bumpers, Mass Dampers, Dual Durometer (Bi-compound) Bushings
* Market position data Boston Consulting Group (2018) and company estimates
** Sale pending - Divestiture of product line expected to close in the first half of 2019, subject to customary closing conditions, including regulatory and third-party approvals.
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
Research and Development
We have a dedicated team of technical and engineering resources in each region, some of which are located at our customers’ facilities. We utilize Design for Six Sigma and other methodologies that emphasize manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions. Amounts spent on engineering, research and development were as follows:

Year	Amount	Percentage of Sales
(Dollar amounts in thousands)
2016	$117,791	3.4%
2017	$127,974	3.5%
2018	$122,529	3.4%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our game-changing ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and have an incentive program to recognize employees whose inventions are patented. Additionally, we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including ArmorHose™, MagAlloy™ and Fortrex™, help differentiate us and lead customers to seek our partnership.
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
As of December 2018, the Company has signed licensing agreements to supply Fortrex™ material technology to two entities in non-automotive industries. We expect to develop significant additional opportunities for licensing of Fortrex™ and other materials-related innovations beyond our core automotive product lines.

Supplies and Raw Materials
Cooper Standard is committed to building strong relationships with our supply partners. We recognize the importance of engaging with suppliers to create value for our customers.
The principal raw materials for our business include synthetic and natural rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, and components manufactured from aluminum. We manage the procurement of our raw materials to assure supply and to obtain the most favorable total cost. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing, based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world. We often use offshore suppliers for machined components, die castings and other labor-intensive, economically freighted products in our North American and European facilities.
Raw material prices are susceptible to fluctuations which may place operational and profitability burdens on the entire supply chain. As such, we have implemented strategies with both our suppliers and our customers to help manage these fluctuations. These actions include material substitutions and leveraging global purchases. Our global supply chain optimization efforts include using benchmarks and selective sourcing from strategic suppliers. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some customers, on certain raw materials, we have implemented indices that allow price changes as underlying material costs fluctuate. The current domestic and international political environment, including existing and potential changes to U.S. and China policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. While we continue to monitor the potential impacts of previously-announced tariffs, we anticipate these and other tariffs will negatively impact material costs.
Seasonality
Our principal operations are directly related to the automotive industry. Sales to OEMs are lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays, and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry.
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
Employees
As of December 31, 2018, we had approximately 32,000 employees, including over 4,500 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2018, and have several contracts set to expire in the next twelve months.
Community Involvement
Supported by the Cooper Standard Foundation, our employees are highly engaged in their local communities. The Foundation’s mission is to strengthen the communities where Cooper Standard employees work and live through the passionate support of children’s charities, education, health and wellness, and community revitalization. The Cooper Standard Foundation is a 501(c)(3) organization with oversight by our Philanthropic Committee and Board of Trustees. For more information on the Company’s community involvement, please visit our Corporate Responsibility Report located on the Cooper Standard website.
Environmental
Cooper Standard considers itself a steward of the environment, and we monitor the environmental impact of our business and products. We prioritize our environmental management as a means of driving and sustaining excellence. We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future. Further details regarding our commitments and contingencies are provided in Note 23. “Contingent Liabilities” to the consolidated financial statements.
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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with us entering new markets; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions as a result of IRS issuing guidance on the Tax Cuts and Jobs Act; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
You should not place undue reliance on these forward-looking statements. Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except where we are expressly required to do so by law.

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
Automotive sales and production are cyclical and depend on, among other things, general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce orders of our products, which could adversely affect our business, results of operations and financial condition.
We may not realize sales represented by awarded business, which could adversely affect our business, financial condition, results of operations and cash flows.
The realization of future sales from awarded business is subject to risks and uncertainties inherent in the cyclicality of vehicle production. In addition, our customers generally have the right to resource awarded business without penalty. Therefore, the ultimate amount of our sales is not guaranteed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of awarded business, we could realize substantially less sales and profit over the life of these awards than currently projected.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 57% of our sales for the year ended December 31, 2018. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
Raw material costs can be volatile. The principal raw materials we purchase include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials are the largest component of our costs, representing approximately 51% of our total cost of products sold in 2018. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.
Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruption in supply could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains, and an economic downturn or other unfavorable industry conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
If a customer experiences a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products, which could adversely affect our business, results of operations and financial condition.
Entering new markets poses new competitive threats and commercial risks.
We have commenced an implementation of our strategy to leverage our core products in adjacent markets and license our innovation technology in non-automotive markets. We may be unsuccessful in leveraging our existing products and technology into new markets and thus in meeting the needs of these new customers and competing favorably in these new markets.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2018, approximately 76% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

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

•
political, economic and regulatory uncertainty as a result of the United Kingdom’s pending withdrawal from the European Union (“Brexit”), including with respect to potential import/export restrictions that would affect products we ship to U.K. customers primarily from continental Europe;

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
Certain of our operations are carried out by joint ventures. In joint ventures, we share the management of the company with one or more partners who may not have the same goals, resources or priorities as we do. The operations of our joint ventures are subject to agreements with our partners, which typically include additional organizational formalities as well as requirements to share information and decision making and may also limit our ability to sell our interest. Additional risks include one or more partners failing to satisfy contractual obligations, a change in ownership of any of our partners and our limited ability to control our partners’ compliance with applicable laws, including the Foreign Corrupt Practices Act. Any such occurrences could adversely affect our financial condition, operating results, cash flow or reputation.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
For discussion of our debt and financing arrangements, including our senior term loan facility (“Term Loan Facility”), 5.625% Senior Notes due 2026 (“Senior Notes”), our senior asset-based revolving credit facility (“ABL Facility”) and debt of certain foreign subsidiaries, see “Liquidity and Capital Resources - Financing Arrangements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10. “Debt” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Report.
Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:

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
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants in such agreements. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our financial condition, results of operations and cash flows could be adversely affected.
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
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2018, our pension plans were underfunded by $159.4 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.

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
Our continued success depends on our ability to maintain advanced technological capabilities and knowledge necessary to adapt to changing market demands, as well as to develop and commercialize innovative products. We may be unable to develop new products successfully or to keep pace with technological developments by our competitors and the industry in general. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in the development of such technologies and capabilities. If we are unable to recover these costs or if any such programs do not progress as expected, our business, results of operations and financial condition could be adversely affected.
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
In addition, the increased focus on systems integration platforms utilizing fuel and emissions technology with more sophisticated components from multiple sources could result in an increased risk of component warranty costs over which we have little or no control and for which we may be subject to an increasing share of liability to the extent any of the other component suppliers are in financial distress or are otherwise incapable of fulfilling their warranty or product recall obligations. Our costs associated with providing product warranties and responding to product recall claims could be material. Product liability, warranty and recall costs may adversely affect our business, results of operations and financial condition.
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
We are involved from time to time in legal proceedings, claims or investigations which could have an adverse impact on our results of operations and financial condition.
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
For further information regarding our legal matters, see Item 3. “Legal Proceedings.” The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims. It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period.
Work stoppages or similar difficulties could disrupt our operations and negatively affect our operations and financial performance.
We may be subject to work stoppages and may be affected by other labor disputes. A number of our collective bargaining agreements expire in any given year. There is no certainty that we will be successful in negotiating new agreements with these unions that extend beyond the current expiration dates or that these new agreements will be on terms as favorable to us as past labor agreements. Failure to renew these agreements when they expire or to establish new collective bargaining agreements on terms acceptable to us and the unions could result in work stoppages or other labor disruptions which may have an adverse effect on our operations, customer relationships and financial results. Additionally, a work stoppage at one or more of our suppliers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Work stoppages by our customers’ employees could result in reduced demand for our products and could have an adverse effect on our business. In addition, it is possible that our workforce will become more unionized in the future. Unionization activities could increase our costs, which could negatively affect our results of operations.
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
Further, we continually update and expand our information technology systems to enable us to more efficiently run our business. If these systems are not implemented successfully, our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely affected.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2018, our operations were conducted through 159 wholly-owned, leased and joint venture facilities in 21 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 104 are predominantly manufacturing facilities and 55 have design, engineering, administrative or logistics designation(s). Our corporate headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	40	23
	Other (b)	21	—
Asia Pacific	Manufacturing (a)	34	10
	Other (b)	11	—
Europe	Manufacturing (a)	26	15
	Other (b)	22	—
South America	Manufacturing (a)	4	1
	Other (b)	1	—

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.
(*) Excludes 7 unutilized facilities: (3) Europe; (4) North America
(*) Includes 20 R&D facilities worldwide.
Item 3.        Legal Proceedings
The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 23. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for discussion of loss contingencies.

On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including Cooper-Standard Holdings Inc., CSA U.S. and Cooper-Standard Automotive Canada Limited (“CS Defendants”) and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be direct or indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages on behalf of direct and indirect purchasers against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims. In January 2019, Nishikawa Rubber Co. entered into a settlement agreement which provides for dismissal of the claims against the CS Defendants. The settlement is subject to court approval, which has not yet been granted.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock has been traded on the NYSE since October 17, 2013 under the symbol “CPS.”
Holders of Common Stock
As of February 8, 2019, there were approximately 8 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Repurchase Program
In March 2016, our Board of Directors approved a securities repurchase program (the “2016 Program”) authorizing us to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock or warrants to purchase common stock. Under the 2016 Program, repurchases were authorized to be made on the open market or through private transactions, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2016 Program was fully utilized as of December 31, 2018.
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective in November 2018.
As of December 31, 2018, we had approximately $134.7 million of repurchase authorization remaining.
A summary of shares of our common stock repurchased during the three months ended December 31, 2018 is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2018 through October 31, 2018	1,215	$105.81	—	$151.7
November 1, 2018 through November 30, 2018	—	$—	—	$151.7
December 1, 2018 through December 31, 2018	255,005	$66.80	255,005	$134.7
Total	256,220		255,005	$134.7
(1) Includes 1,215 shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards and the exercise of stock option awards.
(2) Includes shares repurchased under the 2016 Program and 2018 Program.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2013 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2018.
Comparison of Cumulative Return

	Ticker	12/31/2013	12/31/2014	12/31/2015	12/30/2016*	12/29/2017*	12/31/2018
Cooper-Standard Holdings Inc.	CPS	$100.00	$117.86	$157.99	$210.51	$249.44	$126.49
S&P 500	SPX	$100.00	$111.30	$112.62	$125.98	$153.03	$146.20
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$102.02	$95.21	$100.51	$131.95	$91.05
* Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. You should read the following data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2018		2017	2016	2015	2014
	(Dollar amounts in millions except per share amounts)
Statement of operations data:
Sales	$3,629.3		$3,618.1	$3,472.9	$3,342.8	$3,244.0
Net income	104.6	(1)	138.6	140.4	111.8	45.5
Net income attributable to Cooper-Standard Holdings Inc.	107.8	(1)	135.3	139.0	111.9	42.8
Earnings per share:
Basic	$6.02		$7.61	$7.96	$6.50	$2.56
Diluted	$5.89		$7.21	$7.42	$6.08	$2.39

	As of December 31,
	2018		2017	2016	2015	2014
	(Dollar amounts in millions)
Balance sheet data (at end of period):
Cash and cash equivalents	$265.0		$516.0	$480.1	$378.2	$267.3
Net working capital (2)	237.0		118.8	90.2	175.3	294.3
Total assets	2,623.1		2,725.6	2,491.7	2,304.3	2,125.6
Total non-current liabilities	947.3		1,043.6	1,010.6	1,008.1	1,044.9
Total debt (3)	831.1		758.2	762.9	777.9	778.7
Total equity	859.5		855.1	721.8	614.8	548.7

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$149.4		$313.1	$365.5	$270.4	$171.0
Investing activities	(383.0)		(200.6)	(198.3)	(166.4)	(157.4)
Financing activities	(14.4)		(75.5)	(62.9)	(11.6)	49.4

Other financial data:
Capital expenditures, including other intangible assets	$218.1		$186.8	$164.4	$166.3	$192.1
(1) 2018 net income amount includes impairment charges related to goodwill, intangible assets and fixed assets and the release of a valuation allowance against net deferred tax assets recorded in France and capital loss carryforwards in the U.S.
(2) Net working capital is defined as current assets (excluding cash and cash equivalents and assets held for sale) less current liabilities (excluding debt payable within one year and liabilities held for sale).
(3) Includes $394.4 of our Senior Notes, $328.5 of Term Loan, $10.3 in capital leases, $50.0 ABL Facility and $47.9 of other third-party debt as of December 31, 2018.

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
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. During the fourth quarter of 2018, we entered into a definitive agreement to sell the anti-vibration systems product line. The sale is expected to close in the first half of 2019 and is subject to customary closing conditions. In 2018, approximately 85% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 15% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and an extensive global footprint. Also, we believe our continued commitment to invest in global common processes is an important factor in servicing global customers with the same quality and consistency of product wherever we produce in the world. This is especially important when supplying products for global platforms.
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
In 2018, approximately 53% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.

In North America in 2019, growth is expected to continue, albeit at a more modest rate. Rising interest rates and continued uncertainty regarding global trade relationships, among other factors, could dampen economic momentum. Modest economic growth is also expected to continue in Canada and Mexico in 2019. The mix of vehicles produced and sold in the region continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, economic expansion continued in 2018 although momentum slowed in the second half of the year. Geopolitical concerns and the implementation of new environmental regulations in the automotive industry likely contributed to the slow-down. Looking ahead, we expect financial pressures in Italy, the continuation of global trade tensions and Britain’s pending separation from the European Union (“Brexit”) will challenge the regional economic outlook in 2019.
The Chinese government continues to manage the nation’s economy with a goal of sustaining growth. The growth target for 2018 was approximately 6.5%. For 2019, the official target will likely be somewhat lower as rising debt, inflation and uncertainty are pressuring consumption and continuing tension within U.S.-China trade relationships is driving exports lower. Fiscal tools such as increased investment in infrastructure may be used to in order to meet government growth targets.
The Brazilian economy experienced a modest recovery in 2018. Stronger economic growth is forecasted in 2019 due to an improving labor market, rising credit growth and market-friendly government agenda. Based on this, our near-term outlook for South America is positive. We remain cautious for the mid to long-term outlook, however, given the long history of political instability and economic volatility in the region.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. We continue to monitor the potential impacts of previously-announced tariffs; however we anticipate these and other tariffs to negatively impact material costs.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile. In addition, we expect commodity cost volatility to have a continual impact on future earnings and operating cash flows. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
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
According to the forecasting firm IHS Markit, global light vehicle production was approximately 94 million units in 2018. This reflects a decline of approximately 1.0% globally.
Details on light vehicle production in certain regions for 2018 and 2017, as well as projections for 2019, are provided in the following table:

(In millions of units)	2019(1)	2018(1)	2017(1)	Projected % Change 2018-2019	% Change 2017-2018
North America	16.9	17.0	17.1	(0.5)%	(0.6)%
Europe	21.9	21.9	22.2	—%	(1.2)%
Asia Pacific (2)	50.3	49.4	50.0	1.9%	(1.2)%
South America	3.6	3.4	3.3	6.5%	3.1%
(1) Production data based on IHS Automotive, January 2019.
(2) Includes Greater China units of 27.4, 27.0, and 28.0 for 2019, 2018 and 2017, respectively.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and (ii) changes in the estimate or different estimates that we could have selected could have had a material impact on our financial condition or results of operations. Such critical accounting estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in our consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Acquisitions. Upon successful consummation of our 2018 acquisitions, we were subject to the accounting guidance as prescribed by ASC 805 - Business Combinations. We were required to allocate the purchase price of the acquired businesses to the identifiable assets and liabilities based on fair value. The excess purchase price over the fair value of identifiable assets and liabilities was recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed, especially with regard to intangible assets, requires significant levels of estimates and assumptions made by management. In order to assist management, we utilized third party valuation experts in determining the fair values.
Goodwill. Our goodwill is tested for impairment as of October 1 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. For our goodwill analysis, fair values are based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. We assess the reasonableness of the estimated fair values using market based multiples of comparable companies. In contemplation of our annual impairment analysis, we noted potential adverse changes in operating conditions. Our annual goodwill impairment analysis for 2018 resulted in impairment for the Europe and Asia Pacific segments. The annual goodwill impairment analysis for 2017 resulted in no impairment. See Note 9. “Goodwill and Intangibles” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is estimated based upon either a discounted cash flow analysis or estimated salvage values. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In the fourth quarter of 2018, the Company completed an impairment analysis of our long-lived assets based on changes in economic and operating conditions. Due to the deterioration of financial results, the analysis resulted in impairment at various locations in our Europe and Asia Pacific segments. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Restructuring. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities and contractual obligations. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis, and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant phase-out costs in the period the change occurs. See Note 7. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Revenue Recognition and Sales Commitments. We generally enter into agreements with customers to produce products at the beginning of a vehicle’s life. Although such contracts do not usually include minimum quantities, fulfillment of customers’ purchasing requirements can be our obligation for the entire production life of the vehicle. These agreements generally may be terminated by our customer at any time, but such cancellations have historically been minimal. In limited cases, we may be committed to supply products at selling prices that do not cover our costs. In such situations, we recognize losses as they are incurred.
We receive blanket purchase orders from many customers annually. Generally, such purchase orders and related documents establish the annual terms, including pricing, related to a vehicle model. However, purchase orders generally do not specify quantities. We recognize revenue based on a point in time, generally when products are shipped or delivered to customers. As part of certain agreements, customers ask for cost reductions. We accrue for such concessions by reducing revenue as products are shipped. We also generally have ongoing adjustments to customer pricing arrangements based on the content and cost of our products. Such pricing accruals are adjusted as they are settled with customers.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize three years’ cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three-year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis. Based upon this analysis, we concluded that it is more likely than not that the net deferred tax assets in certain foreign jurisdictions may not be realized in the future. Accordingly, we continue to maintain a valuation allowance related to those net deferred tax assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 16. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs were approximately $6.5 million and $1.4 million, respectively, for the year ended December 31, 2018.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2018 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2018 were as follows:

	U.S.	Non-U.S.
Discount rate	4.25%	2.34%
Rate of compensation increase	N/A	2.99%
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2018 were as follows:

	U.S.	Non-U.S.
Discount rate	3.55%	2.17%
Expected return on plan assets	6.50%	5.82%
Rate of compensation increase	N/A	3.17%
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2019 net periodic benefit cost	Impact on PBO as of December 31, 2018
1% increase in discount rate	- $1.5 million	- $49.9 million
1% decrease in discount rate	+ $1.6 million	+ $61.1 million
1% increase in expected return on plan assets	- $3.0 million	—
1% decrease in expected return on plan assets	+ $3.0 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $7.9 million in 2019.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2018 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.31%	5.00%
Ultimate health care cost trend rate	4.20%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2018

The sensitivity of our postretirement benefit cost and obligations to changes in the health care cost trend rate is as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2018
1% increase in health care cost trend rate	+ $0.3 million	+ $4.0 million
1% decrease in health care cost trend rate	- $0.2 million	- $3.2 million
Aggregate other postretirement net periodic benefit is forecasted to be approximately $0.4 million in 2019.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. During 2018, the Company made a discretionary contribution of $15.0 million to its U.S. pension plan. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $2.4 million and $6.3 million, respectively in 2019.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.5 million in 2019.
Results of Operations

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollar amounts in thousands)
Sales	$3,629,293	$3,618,126	$3,472,891	$11,167	$145,235
Cost of products sold	3,075,737	2,946,687	2,808,115	129,050	138,572
Gross profit	553,556	671,439	664,776	(117,883)	6,663
Selling, administration & engineering expenses	314,805	340,963	356,647	(26,158)	(15,684)
Amortization of intangibles	14,844	14,056	13,566	788	490
Gain on sale of land	(10,377)	—	—	(10,377)	—
Goodwill impairment charges	45,281	—	—	45,281	—
Other impairment charges	43,706	14,763	1,273	28,943	13,490
Restructuring charges	29,722	35,137	46,031	(5,415)	(10,894)
Other operating loss	—	—	155	—	(155)
Operating profit	115,575	266,520	247,104	(150,945)	19,416
Interest expense, net of interest income	(41,004)	(42,112)	(41,389)	1,108	(723)
Equity in earnings of affiliates	6,718	5,519	7,877	1,199	(2,358)
Loss on refinancing and extinguishment of debt	(770)	(1,020)	(5,104)	250	4,084
Other expense, net	(5,613)	(15,807)	(13,728)	10,194	(2,079)
Income before income taxes	74,906	213,100	194,760	(138,194)	18,340
Income tax (benefit) expense	(29,683)	74,527	54,321	(104,210)	20,206
Net income	104,589	138,573	140,439	(33,984)	(1,866)
Net (income) loss attributable to noncontrolling interests	3,177	(3,270)	(1,451)	6,447	(1,819)
Net income attributable to Cooper-Standard Holdings Inc.	$107,766	$135,303	$138,988	$(27,537)	$(3,685)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.
Sales
Sales for the year ended December 31, 2018 increased 0.3%, compared to the year ended December 31, 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other**
	(Dollar amounts in thousands)
Total sales	$3,629,293	$3,618,126	$11,167	$(77,650)	$41,588	$47,229
* Net of customer price reductions
** Other includes the net impact of acquisitions and divestitures
Gross Profit

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(Dollar amounts in thousands)
Cost of products sold	$3,075,737	$2,946,687	$129,050	$48,428	$29,668	$50,954
Gross profit	553,556	671,439	(117,883)	(126,078)	11,920	(3,725)
Gross profit percentage of sales	15.3%	18.6%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2018, increased $129.1 million, or 4.4%, compared to the year ended December 31, 2017. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for each of the years ended December 31, 2018 and 2017. Cost of products sold was impacted by vehicle production mix, commodity price and foreign exchange pressures, as well as acquisitions. These items were partially offset by continuous improvement, restructuring savings and material cost reductions.
Gross profit for the year ended December 31, 2018 decreased $117.9 million compared to the year ended December 31, 2017. As a percentage of sales, gross profit was 15.3% and 18.6% for the years ended December 31, 2018 and 2017, respectively. The decrease in margin was driven by unfavorable vehicle production mix, customer price reductions, commodity price pressures and foreign exchange, partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2018 was $314.8 million, or 8.7% of sales, compared to $341.0 million, or 9.4% of sales, for the year ended December 31, 2017. Selling, administration and engineering expenses for the year ended December 31, 2018 were favorable as a result of lower compensation-related costs and efficiencies related to cost improvement initiatives, partially offset by wage inflation.
Impairment Charges. Non-cash asset impairment charges of $89.0 million for the year ended December 31, 2018 consisted of $45.3 million of goodwill impairment charges, $42.9 million of property, plant and equipment impairment charges and $0.8 million of intangible impairment charges. Non-cash asset impairment charges of $14.8 million for the year ended December 31, 2017 consisted of $4.3 million related to our decision to divest two of our inactive European sites, and $10.5 million related to the deterioration of financial results at one of our Asia Pacific facilities, two of our European locations and one of our North American locations.
Restructuring. Restructuring charges for the year ended December 31, 2018 decreased $5.4 million compared to the year ended December 31, 2017. The decrease was primarily driven by lower expenses of $8.1 million related to the substantial completion of our European initiatives, partially offset by higher restructuring charges in the Asia Pacific segment.
Interest Expense, net. Net interest expense for the year ended December 31, 2018 decreased $1.1 million compared to the year ended December 31, 2017, primarily due to the amendment of the Term Loan Facility in March 2018.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2018 was $0.8 million, which resulted from the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the amendment of the Term Loan Facility in March 2018.

Other Expense, net. Other expense for the year ended December 31, 2018 decreased $10.2 million compared to the year ended December 31, 2017. The decrease was primarily due to a lower components of net periodic benefit cost other than service cost and foreign currency losses in the year ended December 31, 2018, partially offset by lower miscellaneous income.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2018 was $29.7 million on earnings before taxes of $74.9 million. This compares to income tax expense of $74.5 million on earnings before taxes of $213.1 million for the year ended December 31, 2017. The tax benefit in 2018 differed from the statutory rate due to the reversal of valuation allowances recorded against net operating loss carryforwards and other timing items in France, in addition to a capital loss carryforward in the U.S. Additional items impacting income taxes were a discrete benefit resulting from the finalization of U.S. tax reform calculations, the mix of income between the U.S. and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items. Tax expense in 2017 differed from the statutory rate as a result of the Tax Cuts and Jobs Act enacted in 2017, the mix of income between the U.S. and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.
Sales
Sales for the year ended December 31, 2017 increased 4.2% compared to the year ended December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Change	Volume / Mix*	Foreign Exchange	Other**
	(Dollar amounts in thousands)
Total sales	$3,618,126	$3,472,891	$145,235	$62,476	$26,280	$56,479
* Net of customer price reductions
** Other includes the net impact of acquisitions and divestitures

Gross Profit

	Year Ended December 31,			Variance Due To:
	2017	2016	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(Dollar amounts in thousands)
Cost of products sold	$2,946,687	$2,808,115	$138,572	$104,025	$12,511	$22,036
Gross profit	671,439	664,776	6,663	(41,549)	13,769	34,443
Gross profit percentage of sales	18.6%	19.1%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization and other direct operating expenses. Cost of products sold for the year ended December 31, 2017, increased $138.6 million or 4.9% compared to the year ended December 31, 2016. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for the years ended December 31, 2017 and 2016. Cost of products sold was impacted by higher production volumes, commodity price and foreign exchange pressures, as well as our acquisitions. These items were partially offset by continuous improvement, restructuring savings and material cost reductions.
Gross profit for the year ended December 31, 2017 increased $6.7 million compared to the year ended December 31, 2016. As a percentage of sales, gross profit was 18.6% and 19.1% of sales for the years ended December 31, 2017 and 2016, respectively. The decrease in margin was driven by unfavorable vehicle production mix, customer price reductions, commodity price pressures and foreign exchange, partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2017 was $341.0 million or 9.4% of sales compared to $356.6 million, or 10.3%, of sales for the year ended December 31, 2016. Selling, administration and engineering expenses for the year ended December 31, 2017 were favorable as a result of lower compensation-related costs, partially offset by investment for growth and innovation.
Impairment Charges. Non-cash asset impairment charges of $14.8 million for the year ended December 31, 2017 consisted of $4.3 million related to our decision to divest two of our inactive European sites, and $10.5 million related to the deterioration of financial results at one of our Asia Pacific facilities, two of our European locations and one of our North American locations. Non-cash asset impairment charges of $1.3 million for the year ended December 31, 2016 resulted from the deterioration of financial results at one of our Asia Pacific facilities.
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
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2017 was $1.0 million, which resulted from the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the amendment of the Term Loan Facility in May 2017.
Other Expense, net. Other expense for the year ended December 31, 2017 increased $2.1 million compared to the year ended December 31, 2016. The increase was primarily due to the reclassification of components of net periodic benefit cost other than service cost and foreign currency losses, partially offset by the nonrecurrence of underwriting fees related to the secondary offering of $5.9 million recorded in the year ended December 31, 2016 and other miscellaneous income recorded in the year ended December 31, 2017.
Income Tax Expense (Benefit). Income taxes for the year ended December 31, 2017 were $74.5 million on earnings before taxes of $213.1 million. This compares to income tax expense of $54.3 million on earnings before taxes of $194.8 million for the year ended December 31, 2016. Tax expense in 2017 and 2016 differed from the statutory rate due to a charge of $33.5 million as a result of the Tax Cuts and Jobs Act enacted in 2017, the mix of income between the United States and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items.
Segment Results of Operations
The Company operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s segments are consistent with those described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
The following tables presents sales and segment profit (loss) for each of the reportable segments.
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Sales

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Other
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,924,717	$1,882,670	$42,047	$709	$(780)	$42,118
Europe	1,030,102	1,043,738	(13,636)	(40,747)	48,937	(21,826)
Asia Pacific	576,411	585,161	(8,750)	(42,959)	7,272	26,937
South America	98,063	106,557	(8,494)	5,347	(13,841)	—
Consolidated	$3,629,293	$3,618,126	$11,167	$(77,650)	$41,588	$47,229

* Net of customer price reductions

•	The impact of foreign currency exchange primarily related to the Euro, Chinese Renminbi and the Brazilian Real.

•	Other includes the net impact of acquisitions and divestitures.

Segment profit (loss)

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(Dollar amounts in thousands)
Income before income taxes
North America	$224,578	$236,165	$(11,587)	$(41,690)	$(319)	$25,137	$5,285
Europe	(63,259)	(18,872)	(44,387)	(49,964)	4,157	14,856	(13,436)
Asia Pacific	(75,189)	9,943	(85,132)	(37,189)	3,119	(3,140)	(47,922)
South America	(11,224)	(14,136)	2,912	2,765	(3,240)	(1,943)	5,330
Consolidated income before income taxes	$74,906	$213,100	$(138,194)	$(126,078)	$3,717	$34,910	$(50,743)
* Net of customer price reductions

•	Volume / Mix includes changes in vehicle production volumes and shifts in consumer demand for specific vehicles particularly in Europe and China.

•	The favorable impact of foreign currency exchange was primarily driven by the Euro and Chinese Renminbi, partially offset by the Polish Zloty, the Czech Koruna and the Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in material cost pressure and wage inflation;

◦	Net operational efficiencies of $80.2 million primarily driven by our North America and Europe segments; and

◦	The decrease in selling, administrative and engineering expense, due to lower compensation-related costs and efficiencies related to cost improvement initiatives.

•	The Other category above includes changes in the net impact of acquisitions and divestitures, minority interest, restructuring expense and non-recurring items, including:

◦
The $74.2 million increase in impairment charges: $38.9 million in the Asia Pacific segment, $37.2 million in the Europe segment, partially offset by the non-recurrence of prior period charges of $1.9 million in the North America segment; and

◦	The gain of $10.4 million related to the sale of land in our Europe segment in 2018;

◦	The non-recurrence of the prior period pension settlement charges of $5.9 million in our Europe segment and the foreign tax amnesty program expense of $4.6 million in our South America segment;

◦	The $5.4 million decrease in restructuring expenses primarily related to our Europe segment, partially offset by an increase in the Asia Pacific segment.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Sales

	Year Ended December 31,			Variance Due To:
	2017	2016	Change	Volume / Mix*	Foreign Exchange	Other
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,882,670	$1,816,486	$66,184	$13,183	$3,685	$49,316
Europe	1,043,738	1,031,538	12,200	17,572	18,934	(24,306)
Asia Pacific	585,161	540,684	44,477	16,651	(3,643)	31,469
South America	106,557	84,183	22,374	15,070	7,304	—
Consolidated	$3,618,126	$3,472,891	$145,235	$62,476	$26,280	$56,479

* Net of customer price reductions

•	The impact of foreign currency exchange primarily related to the Euro, the Brazilian Real and the Chinese Renminbi.

•	Other includes the net impact of acquisitions and divestitures.
Segment profit (loss)

	Year Ended December 31,			Variance Due To:
	2017	2016	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(Dollar amounts in thousands)
Income before income taxes
North America	$236,165	$219,744	$16,421	$(34,905)	$11,257	$34,026	$6,043
Europe	(18,872)	(15,989)	(2,883)	(5,725)	(7,476)	6,089	4,229
Asia Pacific	9,943	9,206	737	(5,204)	729	6,642	(1,430)
South America	(14,136)	(18,201)	4,065	4,285	232	4,932	(5,384)
Consolidated income before income taxes	$213,100	$194,760	$18,340	$(41,549)	$4,742	$51,689	$3,458
* Net of customer price reductions

•	The favorable impact of foreign currency exchange impact was primarily driven by the Canadian Dollar, partially offset by the Euro.

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $61.4 million primarily driven by our North America and Europe segments;

◦	The decrease in selling, administrative and engineering expense due to lower compensation-related costs and efficiencies related to cost improvement initiatives; and

◦	The increase in wage inflation and the increase in material cost pressure.

•	The Other category above includes changes in the net impact of acquisitions and divestitures, restructuring expense and non-recurring items, including:

◦	The pension settlement charges of $5.9 million in our Europe segment;

◦	The $13.5 million increase in impairment charges: $6.3 million in the Europe segment, $5.3 million in the Asia Pacific segment and $1.9 million in the North America segment; and

◦	The $10.9 million decrease in restructuring expenses primarily related to our Europe segment, partially offset by higher restructuring charges in our North America segment.

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
Cash Flows
Operating Activities. Net cash provided by operating activities was $149.4 million for the year ended December 31, 2018, compared to $313.1 million for the year ended December 31, 2017. The lower inflow was primarily driven by changes in the utilization of the accounts receivable factoring program, lower cash earnings, changes in compensation-related accruals, and our discretionary pension contribution.
Net cash provided by operating activities was $313.1 million for the year ended December 31, 2017, compared to $365.5 million for the year ended December 31, 2016. The change was primarily driven by an increase in receivables due to growth, increased inventory, higher payments related to incentive compensation, increased liabilities related to our factoring arrangement and higher cash paid for interest, partially offset by increased cash earnings and reduced cash paid for restructuring and taxes.
Investing Activities. Net cash used in investing activities was $383.0 million for the year ended December 31, 2018, compared to $200.6 million for the year ended December 31, 2017. The increase was primarily due to higher capital spending on programs related to sales growth and innovation, and cash paid for the acquisition of businesses, which consisted primarily of $92.7 million for the Lauren acquisition and $42.3 million for the Hutchings acquisition, partially offset by land sale proceeds. We anticipate that we will spend approximately $180 million to $190 million on capital expenditures in 2019.
Net cash used in investing activities was $200.6 million for the year ended December 31, 2017, compared to $198.3 million for the year ended December 31, 2016. The increase was primarily due to higher capital spending, partially offset by lower cash spent for acquisitions of business.
Financing Activities. Net cash used in financing activities totaled $14.4 million for the year ended December 31, 2018, compared to $75.5 million for the year ended December 31, 2017. The decrease was primarily due to higher borrowings of short-term debt and lower principal payments on long-term debt, partially offset by repurchase activity under our share repurchase program.
Net cash used in financing activities totaled $75.5 million for the year ended December 31, 2017, compared to $62.9 million for the year ended December 31, 2016. The increase was primarily due to increased repurchase activity under our share repurchase program and certain paydowns of foreign bank loans in 2017, partially offset by an increase in short-term debt.
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
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a third amendment of our ABL Facility. Pursuant to the ABL Facility agreement, as amended, we have an aggregate revolving loan availability of up to $210.0 million, subject to borrowing base availability. In addition, our ABL Facility provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $310.0 million. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
The ABL Facility includes affirmative and negative covenants that impose substantial restrictions on our financial and business operations. The ABL Facility also contains various events of default that are customary for comparable facilities.
Loan and letter of credit availability under the agreement is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the agent. The obligations under the ABL Facility and the related guarantees are secured by various assets, as detailed in Note 10. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:

•	in the case of borrowings by U.S. Borrower, London Inter-Bank Offered Rate (“LIBOR”) or the base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or

•	in the case of borrowings by the Dutch Borrower, LIBOR plus an applicable margin.
The applicable margin may vary between 1.25% and 1.75% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.25% and 0.75% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
As of December 31, 2018, $50.0 million was drawn under the ABL Facility, and subject to borrowing base availability, the Company had $155.1 million in availability, less outstanding letters of credit of $10.8 million. As of December 31, 2018 and 2017, the Company had $1.0 million and $1.4 million, respectively, in unamortized debt issuance costs.
Term Loan Facility – Amendments
On November 2, 2016, CSA U.S., as borrower, entered into the first amendment of our Term Loan Facility. The Term Loan Facility provides for loans in an aggregate principal amount of $340.0 million. Subject to certain conditions, the Term Loan Facility, without the consent of the then existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00, plus $400.0 million, plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
The Term Loan Facility contains incurrence-based negative covenants customary for high yield senior secured debt securities. These negative covenants are subject to exceptions, qualifications and certain carveouts.
On May 2, 2017, CSA U.S. entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. As a result of the Amendment No. 3, the Company recognized a loss on refinancing and extinguishment of debt of $0.8 million in the first quarter of 2018, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount.
All obligations of the borrower under the Term Loan Facility are guaranteed jointly and severally on a senior secured basis by us and the wholly-owned U.S. restricted subsidiaries of CSA U.S.
As of December 31, 2018, the principal amount of $333.2 million was outstanding, and the Company had $2.9 million unamortized debt issuance costs and $1.8 million of unamortized original issue discount.
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
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2018 and 2017, we had $100.4 million and $96.6 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2018 and 2017, total accounts receivable factored were $626.6 million and $544.1 million, respectively. Costs incurred on the sale of receivables were $1.2 million, $1.9 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are recorded in other expense, net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under the credit agreements governing our ABL Facility and Term Loan Facility and the indenture governing the Senior Notes.
As of December 31, 2018, we had no other off-balance sheet arrangements.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2018 Program was effective in November 2018. The common stock repurchase program approved in March 2016 was fully utilized as of December 31, 2018.
In March 2016, we purchased $23.8 million of our common stock (350,000 shares at $68.00 per share) from the Selling Stockholders (as described in Note 19. “Equity” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report). In 2017, we repurchased $55.9 million of our common stock (513,801 shares at an average purchase price of $108.87 per share, excluding commissions) in the open market, of which $55.1 million was settled in cash during the year ended December 31, 2017. In June 2018, we entered into an accelerated share repurchase ("ASR") agreement with a third-party financial institution to repurchase our common stock. Under the ASR agreement, we made an up-front payment of $35.0 million. The repurchase was completed in the third quarter of 2018, and a total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share. In addition to the repurchase under the ASR agreement, during the year ended December 31, 2018, we repurchased 324,508 shares of our common stock at an average purchase price of $78.78 per share, excluding commissions, for a total cost of $25.6 million.
We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of repurchase will vary based on market and business conditions and other factors, including alternative uses of capital. We are not obligated to repurchase any number of shares or dollar amount, and the 2018 Program may be discontinued at any time at our discretion.
See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” and Note 19. “Equity.”

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
The following table summarizes the total amounts due as of December 31, 2018 under all debt agreements at nominal value, undiscounted capital lease commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$831.1	$101.3	$6.8	$323.0	$400.0
Interest on debt obligations	258.1	42.7	76.5	71.4	67.5
Operating lease obligations	183.1	33.6	49.4	32.0	68.1
Capital lease obligations	35.5	2.6	5.6	4.9	22.4
Total	$1,307.8	$180.2	$138.3	$431.3	$558.0
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
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $2.4 million and $6.3 million, respectively, in 2019. Our minimum funding requirements after 2019 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.5 million in 2019.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $9.6 million as of December 31, 2018 have been excluded from the contractual obligations table above. See Note 16. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2018 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization (or “EBITDA”), as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, impairment charges, non-cash fair value adjustments and acquisition related costs.
EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA as a supplement to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include the following:

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2018	2017	2016
	(Dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$107,766	$135,303	$138,988
Income tax expense	(29,683)	74,527	54,321
Interest expense, net of interest income	41,004	42,112	41,389
Depreciation and amortization	146,698	138,088	122,660
EBITDA	$265,785	$390,030	$357,358
Other impairment charges (1)	43,706	14,763	1,273
Goodwill impairment charges (2)	39,818	—	—
Restructuring charges (3)	29,722	35,137	46,031
Gain on sale of land (4)	(10,377)	—	—
Project costs (5)	4,881	—	—
Amortization of inventory write-up (6)	1,460	—	—
Settlement charges (7)	775	6,427	281
Loss on refinancing and extinguishment of debt (8)	770	1,020	5,104
Foreign tax amnesty program (9)	—	4,623	—
Secondary offering underwriting fees and other expenses (10)	—	—	6,500
Other	—	—	155
Adjusted EBITDA	$376,540	$452,000	$416,702

(1)
Other non-cash impairment charges in 2018 related to intangible assets of $791 and fixed assets of $42,915. Impairment charges in 2017 and 2016 related to fixed assets of $14,763 and $1,273, respectively.

(2)	Non-cash goodwill impairment charges in 2018 related to impairments at our Europe and Asia Pacific reporting units, net of approximately $5,463 attributable to our noncontrolling interests.

(3)	Includes non-cash impairment charges related to restructuring.

(4)
Gain on sale of land in Europe that was contemplated in conjunction with our restructuring plan. See Note 7. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

(5)	Project costs related to acquisitions and planned divestiture.

(6)	Amortization of write-up of inventory to fair value for the 2018 acquisitions.

(7)	Non-cash settlement charges incurred related to certain of our non-U.S. pension plans.

(8)	Loss on refinancing and extinguishment of debt relating to the March 2018 amendment and May 2017 amendment of the Term Loan Facility and the refinancing of our Term Loan Facility in 2016.

(9)	Relates to indirect taxes recorded in cost of products sold.

(10)	Fees and other expenses associated with the March 2016 secondary offering.
Recent Accounting Pronouncements
See Note 3. “New Accounting Pronouncements” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively manage our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading or speculative purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 11. “Fair Value Measurements and Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2018, the notional amount of these contracts was $154.2 million. As of December 31, 2018, the fair value of the Company’s forward foreign exchange contracts was a liability of $0.6 million. The potential pre-tax loss or gain in fair value from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2018	December 31, 2017
10% strengthening of U.S. Dollar	+ $0.9 million	- $10.0 million
10% weakening of U.S. Dollar	+ $2.1 million	+ $12.9 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2018, net sales outside of the United States accounted for 76% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. Such interest rate swap contracts fixed the interest payments of variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2018, there were no interest rate swap contracts outstanding. As of December 31, 2018 and 2017, approximately 52.5% and 25.0%, respectively, of our total debt was at variable interest rates. The pre-tax earnings and cash flow impact of a 100 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2018 would be a $4.3 million increase or decrease, respectively, on an annualized basis.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2018. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
February 25, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lauren Manufacturing and Lauren Plastics (together “Lauren”), LS Mtron’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. (“CSAI”), and Hutchings Automotive Products, LLC (“Hutchings”), which are included in the 2018 consolidated financial statements of the Company and constituted 8% of total assets as of December 31, 2018, and 2% and 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lauren, CSAI, and Hutchings.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 25, 2019

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Sales	$3,629,293	$3,618,126	$3,472,891
Cost of products sold	3,075,737	2,946,687	2,808,115
Gross profit	553,556	671,439	664,776
Selling, administration & engineering expenses	314,805	340,963	356,647
Amortization of intangibles	14,844	14,056	13,566
Gain on sale of land	(10,377)	—	—
Goodwill impairment charges	45,281	—	—
Other impairment charges	43,706	14,763	1,273
Restructuring charges	29,722	35,137	46,031
Other operating loss	—	—	155
Operating profit	115,575	266,520	247,104
Interest expense, net of interest income	(41,004)	(42,112)	(41,389)
Equity in earnings of affiliates	6,718	5,519	7,877
Loss on refinancing and extinguishment of debt	(770)	(1,020)	(5,104)
Other expense, net	(5,613)	(15,807)	(13,728)
Income before income taxes	74,906	213,100	194,760
Income tax (benefit) expense	(29,683)	74,527	54,321
Net income	104,589	138,573	140,439
Net (income) loss attributable to noncontrolling interests	3,177	(3,270)	(1,451)
Net income attributable to Cooper-Standard Holdings Inc.	$107,766	$135,303	$138,988

Earnings per share:
Basic	$6.02	$7.61	$7.96
Diluted	$5.89	$7.21	$7.42
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$104,589	$138,573	$140,439
Other comprehensive income (loss):
Currency translation adjustment	(47,397)	49,600	(13,930)
Benefit plan liabilities adjustment, net of tax	4,943	(3,137)	(13,488)
Fair value change of derivatives, net of tax	1,009	73	810
Other comprehensive income (loss), net of tax	(41,445)	46,536	(26,608)
Comprehensive income	63,144	185,109	113,831
Comprehensive loss (income) attributable to noncontrolling interests	4,804	(4,874)	(341)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$67,948	$180,235	$113,490
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$264,980	$515,952
Accounts receivable, net	418,607	494,049
Tooling receivable	141,106	112,561
Inventories	175,572	170,196
Prepaid expenses	36,878	33,205
Other current assets	108,683	100,778
Assets held for sale	103,898	—
Total current assets	1,249,724	1,426,741
Property, plant and equipment, net	984,241	952,178
Goodwill	143,681	171,852
Intangible assets, net	99,602	69,091
Deferred tax assets	70,007	33,834
Other assets	75,848	71,952
Total assets	$2,623,103	$2,725,648

Liabilities and Equity
Current liabilities:
Debt payable within one year	$101,323	$34,921
Accounts payable	452,320	523,296
Payroll liabilities	92,604	123,090
Accrued liabilities	98,907	145,650
Liabilities held for sale	71,195	—
Total current liabilities	816,349	826,957
Long-term debt	729,805	723,325
Pension benefits	138,771	180,173
Postretirement benefits other than pensions	40,901	61,921
Deferred tax liabilities	8,233	9,511
Other liabilities	29,542	68,672
Total liabilities	1,763,601	1,870,559
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,620,546 shares issued and 17,554,737 outstanding as of December 31, 2018 and 19,920,805 shares issued and 17,914,599 outstanding as of December 31, 2017	17	18
Additional paid-in capital	501,511	512,815
Retained earnings	576,025	511,367
Accumulated other comprehensive loss	(246,088)	(197,631)
Total Cooper-Standard Holdings Inc. equity	831,465	826,569
Noncontrolling interests	28,037	28,520
Total equity	859,502	855,089
Total liabilities and equity	$2,623,103	$2,725,648
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2015	17,458,945	$17	$513,764	$306,713	$(217,065)	$603,429	$11,370	$614,799
Cumulative effect of change in accounting principle	—	—	—	(473)	—	(473)	—	(473)
Repurchase of common stock	(350,000)	—	(8,470)	(15,330)	—	(23,800)	—	(23,800)
Warrant exercise	332,873	—	2,810	—	—	2,810	—	2,810
Share-based compensation, net	248,793	—	5,830	(3,926)	—	1,904	—	1,904
Consolidation of joint venture	—	—	—	—	—	—	13,300	13,300
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(580)	(580)
Net income for 2016	—	—	—	138,988	—	138,988	1,451	140,439
Other comprehensive loss	—	—	—	—	(25,498)	(25,498)	(1,110)	(26,608)
Balance as of December 31, 2016	17,690,611	17	513,934	425,972	(242,563)	697,360	24,431	721,791
Repurchase of common stock	(513,801)	(1)	(12,434)	(43,512)	—	(55,947)	—	(55,947)
Warrant exercise	568,702	1	2,372	—	—	2,373	—	2,373
Share-based compensation, net	169,087	1	8,943	(6,396)	—	2,548	—	2,548
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(785)	(785)
Net income for 2017	—	—	—	135,303	—	135,303	3,270	138,573
Other comprehensive income	—	—	—	—	44,932	44,932	1,604	46,536
Balance as of December 31, 2017	17,914,599	18	512,815	511,367	(197,631)	826,569	28,520	855,089
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Repurchase of common stock	(549,019)	(1)	(14,259)	(46,306)	—	(60,566)	—	(60,566)
Share-based compensation, net	189,157	—	5,637	(5,441)	—	196	—	196
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,377	1,377
Acquisition	—	—	—	—	—	—	6,246	6,246
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3,614)	(3,614)
Net income for 2018	—	—	—	107,766	—	107,766	(3,177)	104,589
Other comprehensive income	—	—	—	—	(39,818)	(39,818)	(1,627)	(41,445)
Balance as of December 31, 2018	17,554,737	$17	$501,511	$576,025	$(246,088)	$831,465	$28,037	$859,502
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$104,589	$138,573	$140,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,854	124,032	109,094
Amortization of intangibles	14,844	14,056	13,566
Gain on sale of land	(10,377)	—	—
Impairment charges	88,987	14,763	1,273
Share-based compensation expense	8,520	24,963	24,032
Equity in earnings, net of dividends related to earnings	(1,856)	(137)	(4,855)
Loss on refinancing and extinguishment of debt	770	1,020	5,104
Deferred income taxes	(40,721)	11,076	9,082
Other	2,652	1,286	1,591
Changes in operating assets and liabilities:
Accounts and tooling receivable	17,916	(26,428)	(579)
Inventories	1,410	(13,929)	6,651
Prepaid expenses	(4,647)	5,981	(7,010)
Accounts payable	(32,502)	11,415	70,066
Payroll and accrued liabilities	(65,646)	8,879	5,612
Other	(66,405)	(2,444)	(8,595)
Net cash provided by operating activities	149,388	313,106	365,471
Investing activities:
Capital expenditures	(218,071)	(186,795)	(164,368)
Acquisition of businesses, net of cash acquired	(171,653)	(478)	(37,478)
Cash from consolidation of joint venture	—	—	3,395
Other	6,733	(13,349)	185
Net cash used for investing activities	(382,991)	(200,622)	(198,266)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	393,060
Repayment and refinancing of term loan facility	—	—	(397,196)
Principal payments on long-term debt	(3,437)	(19,866)	(10,747)
Purchase of noncontrolling interest	(2,450)	—	—
Repurchase of common stock	(59,955)	(55,123)	(23,800)
Proceeds from exercise of warrants	—	2,373	2,810
Increase (decrease) in short term debt, net	65,198	10,683	(12,223)
Taxes withheld and paid on employees' share-based payment awards	(11,618)	(13,297)	(12,624)
Other	(2,178)	(297)	(2,196)
Net cash used for financing activities	(14,440)	(75,527)	(62,916)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,019)	(1,475)	(666)
Changes in cash, cash equivalents and restricted cash	(251,062)	35,482	103,623
Cash, cash equivalents and restricted cash at beginning of period	518,461	482,979	379,356
Cash, cash equivalents and restricted cash at end of period	$267,399	$518,461	$482,979
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$264,980	$515,952	$480,092
Restricted cash included in other current assets	18	88	—
Restricted cash included in other assets	2,401	2,421	2,887
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$267,399	$518,461	$482,979
Supplemental Disclosure:
Cash paid for interest	$44,877	$47,424	$38,550
Cash paid for income taxes, net of refunds	32,299	36,883	38,334
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
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of fluid transfer systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 104 manufacturing locations and 55 design, engineering, administrative and logistics locations in 21 countries around the world.
On November 2, 2018, the Company entered into a definitive agreement to divest the anti-vibration systems product line. See Note 4. “Acquisitions and Divestitures” and Note 5. “Assets Held for Sale” for additional information.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain balances in prior periods have been conformed to the current presentation.
The Company’s financial statements for the twelve months ended December 31, 2017 and December 31, 2016 have been recast to reflect the effects of the adoption of Accounting Standards Update (“ASU”) 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, both of which were adopted in the first quarter of 2018. The financial statement line items affected due to the adoption of ASU 2017-07 were cost of products sold, selling, administration & engineering expenses and other expense, net. The financial statement line items affected due to the adoption of ASU 2016-18 were cash flows from operating activities and beginning and ending cash, cash equivalents and restricted cash. Amounts included in restricted cash are maintained to meet local regulatory requirements in Europe and Korea in support of employee related programs.
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
Foreign Currency – The financial statements of foreign subsidiaries are translated to U.S. dollars at the end-of-period exchange rates for assets and liabilities and at a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (“AOCI”). Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term.
Cash and Cash Equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2018 includes $14,542 of cash collected on behalf of a factoring provider in connection with receivables sold under the Company’s accounts receivable factoring program. See Note 12. “Accounts Receivable Factoring” for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Allowance for Doubtful Accounts – An allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $5,551 and $4,199 as of December 31, 2018 and 2017, respectively.
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $1,493, $3,769 and $3,553 for the years ended December 31, 2018, 2017 and 2016, respectively.
Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2018	2017
Finished goods	$50,999	$47,613
Work in process	37,815	35,455
Raw materials and supplies	86,758	87,128
	$175,572	$170,196
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
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $4,735 and $2,091 as of December 31, 2018 and 2017, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2018 and 2017 was $141,106 and $112,561, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $27,037 and $21,506 as of December 31, 2018 and 2017, respectively.
Goodwill – The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met, a quantitative assessment is performed by comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
In the fourth quarter of 2018, the Company completed a qualitative goodwill impairment assessment for each of its reporting units, and after evaluating the results, events and circumstances, the Company determined a quantitative test was necessary. As a result of the quantitative test, an impairment charge was recorded. See Note 9. “Goodwill and Intangibles.” No goodwill impairments were recorded in 2017 or 2016.

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
Revenue Recognition and Sales Commitments – See Note 6. “Revenue.”
Shipping and Handling – Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of net income. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of net income.
Research and Development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $122,529, $127,974 and $117,791 for the years ended December 31, 2018, 2017 and 2016, respectively.
Share-based Compensation – The Company measures share-based compensation expense at fair value and generally recognizes such expenses on a straight-line basis over the vesting period of the share-based employee awards. See Note 20. “Share-Based Compensation” for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following ASUs in 2018, which had a material impact on its consolidated financial statements:

Standard	Description	Impact	Effective Date
ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Permits entities to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act to retained earnings.	Adoption resulted in the reclassification of $8,639 from accumulated other comprehensive loss to retained earnings. There was no impact to total equity.	January 1, 2019 (early adopted as of January 1, 2018)
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

Adoption resulted in the reclassification of $8,674 and $3,069 from cost of products sold and selling, administrative and engineering expense to other expense, net for the years ended December 31, 2017 and 2016. There was no impact to net income attributable to Cooper Standard. See Note 14 and Note 15.

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

		See Consolidated Statement of Cash Flows	January 1, 2018
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
The Company did not recognize a cumulative effect adjustment to the opening balance of retained earnings because net income was not impacted upon adoption. However, the cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet was as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Balance as of December 31, 2017	Adjustments due to adoption of ASC 606	Balance as of January 1, 2018
Assets
Current assets:
Accounts receivable, net	$494,049	$(4,604)	$489,445
Other current assets	$100,778	$4,604	$105,382
The new standard primarily impacted how the Company accounts for unbilled receivables associated with variable pricing arrangements, now recognized as contract assets. Before adoption, the Company recognized such amounts in accounts receivable. In accordance with the modified retrospective adoption method, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following table summarizes the impact of adopting the new standard on the Company’s consolidated balance sheet as of December 31, 2018.

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher / (Lower)
Assets
Current assets:
Accounts receivable, net	$418,607	$433,364	$(14,757)
Other current assets	$108,683	$93,926	$14,757
The Company adopted the following ASUs in 2018, which did not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
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

January 1, 2019 (early adopted as of September 30, 2018)
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
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
January 1, 2020 (early adopted as of October 1, 2018)
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	Requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs.	January 1, 2018
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	Provides guidance on eight specific cash flow issues, thereby reducing diversity in practice.	January 1, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Modifies the disclosure requirements for ASC Topic 815 by removing and modifying existing disclosure requirements as well as adding new disclosures.
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

January 1, 2021
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	Modifies the disclosure requirements for ASC Topic 820 by removing and modifying existing disclosure requirements as well as adding new disclosures.
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

The Company has substantially completed its comprehensive evaluation of the impacts of adopting this standard and believes this standard will result in recording right-of-use assets and lease liabilities on its consolidated balance sheet of approximately $105,000 to $115,000, upon adoption and will not have a material impact on its consolidated income statement or statement of cash flows. The Company has completed its implementation of lease administration software and assessment of the impact to our systems, processes, accounting policies and internal controls. The impact on existing processes, controls, and information systems is significant. The Company will adopt the guidance effective January 1, 2019 using the modified retrospective method whereby the cumulative effect of adopting the standard will be recognized in equity at the date of initial application and comparative periods will not be adjusted. The Company will elect the package of practical expedients on existing leases as of the effective date and not elect the hindsight practical expedient. Additionally, the Company will elect the practical expedient to not reassess whether any expired or existing land easements are or contain leases.
January 1, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company considered the recently issued accounting pronouncements summarized as follows, none of which are expected to have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606
Provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard and provides more comparability in the presentation of revenue for certain of these transactions.
January 1, 2020
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting
Adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.
January 1, 2019
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
January 1, 2019
4. Acquisitions and Divestitures
AMI Acquisition
In the first quarter of 2018, the Company finalized its purchase of 100% equity interest of the China fuel and brake business of AMI Industries (“AMI China”) for cash consideration of $3,900. This acquisition directly aligns with the Company’s growth strategy by expanding the Company’s fuel and brake business. The results of operations of AMI China are included in the Company’s consolidated financial statements from the date of acquisition, February 1, 2018, and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated using information available. The fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration transferred by an immaterial amount.
INOAC Acquisition
Also in the first quarter of 2018, the Company purchased the remaining 49% equity interest of Cooper-Standard INOAC Pte. Ltd., a fluid transfer systems joint venture, at a purchase price of $2,450. This acquisition was accounted for as an equity transaction. Subsequent to the transaction, the Company owns 100% of the equity interests of Cooper-Standard INOAC Pte. Ltd.
Lauren Acquisition
On August 1, 2018, the Company acquired the assets and liabilities of Lauren Manufacturing and Lauren Plastics (together “Lauren”), extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions, to further expand the Company’s Industrial and Specialty Group and non-automotive and adjacent markets. The base purchase price of the acquisition was $92,700, subject to certain adjustments. The results of operations of Lauren are included in the Company’s consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination and resulted in tax deductible goodwill, with the total purchase price allocated on a preliminary basis which is subject to change as the Company finalizes application of opening balance sheet adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table summarizes the estimated fair value of Lauren assets acquired and liabilities assumed at the date of acquisition:

August 1, 2018
Accounts receivable	$11,092
Inventories	7,566
Prepaid expenses and other	365
Property, plant, and equipment	22,847
Goodwill	27,384
Intangible assets	34,810
Total assets acquired	104,064
Accounts payable	4,565
Other current liabilities	2,286
Other liabilities	4,673
Total liabilities assumed	11,524
Net assets acquired	$92,540
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
LS Mtron Automotive Parts Acquisition
On October 31, 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. The acquisition adds jounce brake lines and charge air cooling technology to the Company’s automotive fluid transfer, and fuel and brake delivery systems product lines and further expands core product offerings. The base purchase price was approximately $25,100, subject to certain adjustments. The noncontrolling interest was determined to have a fair value of $6,200. The results of operations of Cooper Standard Automotive and Industrial, Inc., are included in the Company’s consolidated financial statements from the date of acquisition and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis which is subject to change as the Company continues its review of potential purchase price adjustments during the measurement period. The fair value of identifiable assets acquired and liabilities assumed approximated the fair value of the consideration transferred.
Hutchings Automotive Products Acquisition
On November 1, 2018, the Company acquired the assets and liabilities of Hutchings Automotive Products, LLC (“Hutchings”), a North American supplier of high quality fluid carrying products for automotive powertrain and coolant systems applications. The base purchase price was approximately $42,300, subject to certain adjustments. The results of operations of Hutchings are included in the Company's consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $11,100 and tax deductible goodwill of $5,584. See Note 9. “Goodwill and Intangibles” for additional information. The total purchase price was allocated on a preliminary basis which is subject to change as the Company continues its review of potential purchase price adjustments during the measurement period.
Divestitures
In the fourth quarter of 2018, the Company entered into a definitive agreement to divest its anti-vibration systems product line. The expected sale price is approximately $265,500, subject to certain adjustments. See Note 5. “Assets Held for Sale.”

5. Assets Held for Sale
In the third quarter of 2018, management approved a plan to sell the anti-vibration systems (“AVS”) product line within its North America, Europe and Asia Pacific segments. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 1, 2018, and as such the assets and liabilities associated with the transaction are separately classified as held for sale in the consolidated balance sheet as of December 31, 2018 and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.
In the fourth quarter of 2018, the Company entered into a definitive agreement to divest the AVS product line. The expected sale price is approximately $265,500, subject to certain adjustments. The planned divestiture of the AVS product line is expected to close in the first half of 2019 and is subject to customary closing conditions, including regulatory and third-party approvals.
The major classes of assets and liabilities held for sale were as follows:

December 31, 2018
Accounts receivable, net	$35,498
Tooling receivable	3,797
Inventories	13,774
Prepaid expenses	1,759
Other current assets	1,197
Property, plant and equipment, net	31,148
Goodwill	13,500
Other assets	3,225
Total assets held for sale	$103,898

Accounts payable	$38,065
Payroll liabilities	6,826
Accrued liabilities	1,000
Pension benefits	15,894
Postretirement benefits other than pensions	9,281
Other liabilities	129
Total liabilities related to assets held for sale	$71,195
6. Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018 using the modified retrospective method.
Revenue by customer group for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,834,780	$917,892	$576,388	$97,484	$3,426,544
Commercial	23,034	34,336	19	439	57,828
Other	66,903	77,874	4	140	144,921
Revenue	$1,924,717	$1,030,102	$576,411	$98,063	$3,629,293
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

A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$635,702	$646,213	$445,884	$73,256	$1,801,055
Fuel and brake delivery systems	545,907	138,557	89,104	24,440	798,008
Fluid transfer systems	442,392	87,593	33,158	367	563,510
Anti-vibration systems	256,846	74,792	8,265	—	339,903
Other	43,870	82,947	—	—	126,817
Consolidated	$1,924,717	$1,030,102	$576,411	$98,063	$3,629,293
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company has one major performance obligation category: manufactured parts.
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
The Company usually enters into agreements with customers to produce products at the beginning of a vehicle’s life. Blanket purchase orders received from customers and related documents generally establish the annual terms, including pricing, related to a vehicle model. Although purchase orders do not usually specify quantities, fulfillment of customers’ purchasing requirements can be the Company’s obligation for the entire production life of the vehicle. These agreements generally may be terminated by the Company’s customer at any time, but such cancellations have historically been minimal. Customers typically pay for parts based on customary business practices with payment terms generally between 30 and 90 days. The Company has no significant financing arrangements with customers.
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the year ended December 31, 2018 were not materially impacted by any other factors.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	December 31, 2018	January 1, 2018	Change
Contract assets	$14,757	$4,604	$10,153
Contract liabilities	(143)	—	(143)
Net contract assets	$14,614	$4,604	$10,010
Other
The Company provides assurance-type warranties to its customers. Such warranties provide customers with assurance that the related product will function as intended and complies with any agreed-upon specifications and are recognized in costs of products sold.
7. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In January 2015, the Company announced its intention to further restructure its European manufacturing footprint based on anticipated market demands. This initiative was substantially complete as of December 31, 2018. The estimated cost of this initiative is $121,000 to $125,000, of which approximately $115,000 has been incurred to date. The Company expects to incur total employee separation costs (as defined below) of approximately $61,000 to $63,000, other related exit costs of approximately $59,000 to $61,000 and non-cash asset impairments related to restructuring activities of approximately $500.
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities.
Restructuring expense by segment for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
North America	$5,413	$5,963	$1,680
Europe	17,765	25,862	42,008
Asia Pacific	6,290	2,324	2,343
South America	254	988	—
Total	$29,722	$35,137	$46,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Restructuring activity for all restructuring initiatives for the years ended December 31, 2018 and 2017 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2016	$21,927	$2,311	$24,238
Expense	16,245	18,892	35,137
Cash payments	(25,077)	(14,473)	(39,550)
Foreign exchange translation and other	1,996	514	2,510
Balance as of December 31, 2017	$15,091	$7,244	$22,335
Expense	19,009	10,713	29,722
Cash payments	(24,107)	(13,983)	(38,090)
Foreign exchange translation and other	(595)	(145)	(740)
Balance as of December 31, 2018	$9,398	$3,829	$13,227

8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2018	2017	Useful Lives
Land and improvements	$72,931	$73,419	10 to 25 years
Buildings and improvements	313,722	305,231	10 to 40 years
Machinery and equipment	1,076,369	1,022,279	5 to 10 years
Construction in progress	192,533	198,358
	$1,655,555	$1,599,287
Accumulated depreciation	(671,314)	(647,109)
Property, plant and equipment, net	$984,241	$952,178
As of December 31, 2018, the Company realized a gain on sale of land of $10,377 in its Europe segment. The net book value of the land was $5,446. The sale of land was contemplated in conjunction with our restructuring plan.
Due to the deterioration of financial results and equipment no longer being utilized at certain locations, the Company impaired property, plant and equipment of $42,915, $10,493, and $1,273, for the years ended December 31, 2018, 2017 and 2016, respectively. Fair value of buildings and machinery and equipment was determined using market value and estimated salvage value, respectively, which was deemed the highest and best use of the assets. Further, due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 for the year ended December 31, 2017. Fair value was determined based on current real estate market conditions. A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2018	2017	2016
North America	$—	$1,895	$—
Europe	30,978	6,327	—
Asia Pacific	11,937	6,541	1,273
South America	—	—	—
Total	$42,915	$14,763	$1,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

9. Goodwill and Intangibles
Goodwill
Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2018 and 2017 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2016	$121,996	$10,753	$34,692	$167,441
Acquisitions	178	236	—	414
Foreign exchange translation	221	1,465	2,311	3,997
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852
Acquisitions	33,604	—	—	33,604
Reclassified as held for sale	(12,015)	—	(1,485)	(13,500)
Foreign exchange translation	(303)	(647)	(2,044)	(2,994)
Impairment charges	—	(11,807)	(33,474)	(45,281)
Balance as of December 31, 2018	$143,681	$—	$—	$143,681

Impairment charge. The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2018. Goodwill impairment testing is performed at the reporting unit level. The identified reporting units are the same as the operating segments in which goodwill is recorded. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.
In contemplation of its annual impairment analysis, the Company noted potential adverse changes in operating conditions. As a result of this impairment indicator, the Company concluded that there was a potential impairment of its long-lived assets and definite-lived intangible assets. These impairment tests were performed before the goodwill impairment test, and impairment losses related to long-lived assets and definite-lived intangible assets of $42,915 and $791, respectively, were recognized prior to goodwill being tested for impairment. The Company then tested goodwill for impairment and determined the carrying value of the Europe and Asia Pacific reporting units exceeded their fair value. Accordingly, an impairment loss of $45,281 was recognized.

Intangible Assets
Intangible assets and accumulated amortization balances as of December 31, 2018 and 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$157,286	$(98,937)	$58,349
Developed technology	2,779	(2,779)	—
Other	45,401	(4,148)	41,253
Balance as of December 31, 2018	$205,466	$(105,864)	$99,602

Customer relationships	$135,927	$(86,342)	$49,585
Developed technology	2,893	(2,893)	—
Other	22,298	(2,792)	19,506
Balance as of December 31, 2017	$161,118	$(92,027)	$69,091

As previously noted, the Company tested its definite-lived intangible assets for impairment before testing for goodwill impairment. As a result of this test, the Company recorded an impairment loss of $791 for customer relationships in its Europe operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2019	$17,813
2020	$11,821
2021	$7,557
2022	$7,557
2023	$7,409
Acquired intangibles. In the third quarter of 2018, the Company acquired intangible assets of $34,810 with a weighted average useful life of 14.3 years as a result of the Lauren acquisition. This consisted of $24,000 of supply agreements, $850 of license agreements and $9,960 of customer relationships. Amortization expense totaled $1,062 for the year ended December 31, 2018. Estimated amortization expense for each of the next five years is $2,500 in each of the years 2019 through 2022 and $2,300 for 2023.
In the fourth quarter of 2018, the Company acquired intangible assets of $11,100 related to customer relationships with a useful life of 7 years as a result of the Hutchings acquisition. Amortization expense totaled $264 for the year ended December 31, 2018. Estimated amortization expense for each of the next five years is $1,586.
10. Debt
A summary of outstanding debt as of December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Senior Notes	$394,399	$393,684
Term Loan	328,485	330,781
Other borrowings	108,244	33,781
Total debt	831,128	758,246
Less current portion	(101,323)	(34,921)
Total long-term debt	$729,805	$723,325
The principal maturities of debt, at nominal value, as of December 31, 2018 are as follows:

Year	Debt and Capital Lease Obligations
2019	$102,300
2020	4,138
2021	3,948
2022	3,806
2023	320,029
Thereafter	407,224
Total	$841,445
The weighted average interest rate of our short-term debt was 4.7% as of December 31, 2018 and 5.4% as of December 31, 2017.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2018 and 2017, the Company had $5,601 and $6,316, respectively, of unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
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
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2018, $50,000 was drawn under the ABL Facility. Subject to borrowing base availability, the Company had $155,105 in availability, less outstanding letters of credit of $10,784.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
Borrowing Base. Loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $170,000 to the U.S. Borrower, which includes a $60,000 sublimit to the Dutch Borrower and $40,000 to the Canadian Borrower.
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
Debt Issuance Costs. As of December 31, 2018 and 2017, the Company had $1,015 and $1,373, respectively, of unamortized debt issuance costs related to the ABL Facility.
Term Loan Facility
On November 2, 2016, CSA U.S., as borrower, entered into Amendment No. 1 to the Term Loan Facility, which provides for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then-existing lenders (but subject to the receipt of commitments), may be expanded (or a new term loan or revolving facility added) by an amount that will not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness.
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.00% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. As a result of Amendment No. 3, the Company recognized a loss on refinancing and extinguishment of debt of $770 in the twelve months ended December 31, 2018, which was due to the partial write off of new and unamortized debt issuance costs and unamortized original issue discount
Maturity. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.

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
Interest. Borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75%, plus 2.00% per annum, or (2) with respect to base rate loans, the base rate (which is the highest of the then-current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%), plus 1.0% per annum.
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
Debt Issuance Costs. As of December 31, 2018 and 2017, the Company had $2,866 and $3,537, respectively, of unamortized debt issuance costs and $1,849 and $2,281, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility and Senior Notes, as of December 31, 2018.
Repayment of the Term Loan Facility
On November 2, 2016, the Company repaid the non-extended term loan outstanding under the Term Loan Facility of $393,125. As a result of the repayment, the Company recognized a loss on refinancing of $5,104, of which $4,071 was paid in cash, which was primarily due to the write off of unamortized original issue discount and debt issuance costs.
Other
Other borrowings as of December 31, 2018 and 2017 reflect borrowings under the ABL facility, capital leases, and local bank lines classified in debt payable within one year on the consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2018 and 2017, was as follows:

	December 31, 2018	December 31, 2017	Input
Forward foreign exchange contracts - other current assets	$277	$761	Level 2
Forward foreign exchange contracts - accrued liabilities	$(925)	$(2,363)	Level 2
Interest rate swaps - accrued liabilities	$—	$(515)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies,” Note 4. “Acquisitions and Divestitures” and Note 8. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s debt instruments were as follows:

	December 31, 2018	December 31, 2017
Aggregate fair value	$684,687	$749,463
Aggregate carrying value (1)	$733,200	$736,600
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in AOCI in the consolidated balance sheet and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of net income.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2018 and 2017, the notional amount of these contracts was $154,237 and $165,559, respectively, and consisted of hedges of transactions up to December 2019.
Interest Rate Swaps – The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. Such interest rate swap contracts fixed the interest payments of variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2018, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2018	2017
Forward foreign exchange contracts	$2,149	$814
Interest rate swaps	443	198
Total	$2,592	$1,012
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Gain (Loss) Reclassified from AOCI to Income (Ineffective Portion)
		Year Ended December 31,
	Classification	2018	2017	2018	2017
Forward foreign exchange contracts	Cost of products sold	$1,113	$2,687	$—	$—
Interest rate swaps	Interest expense, net of interest income	(162)	(2,398)	208	353
Total		$951	$289	$208	$353
12. Accounts Receivable Factoring
As a part of its working capital management, the Company previously sold certain receivables through third-party financial institutions in on- and off-balance sheet arrangements. In December 2017, the Company completed the transition from multiple factoring providers to a pan-European program under a single third party financial institution (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the consolidated statements of net income. Liabilities related to the factoring program are recorded in accrued liabilities in the consolidated balance sheet. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated balance sheet.

Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2018	December 31, 2017
Off-balance sheet arrangements	$100,409	$96,588
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements		On-Balance Sheet Arrangements
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Accounts receivable factored	$626,618	$544,060	$—	$23,794

	Off-Balance Sheet Arrangements			On-Balance Sheet Arrangements
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Costs	$1,248	$1,904	$1,575	$—	$99	$257
The Company continues to service sold receivables and acts as collection agent for the Factor. As of December 31, 2018 and 2017, cash collections on behalf of the Factor that have yet to be remitted were $14,542 and $36,248, respectively, and are reflected in cash and cash equivalents in the consolidated balance sheet.
13. Pension
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
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $16,076, $16,747 and $16,581 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Projected benefit obligations at beginning of period	$315,698	$197,169	$303,446	$191,184
Service cost	852	4,383	814	4,025
Interest cost	10,824	4,207	11,700	4,341
Actuarial (gain) loss	(21,684)	(3,001)	17,230	4,450
Benefits paid	(17,467)	(7,125)	(17,492)	(7,048)
Foreign exchange translation	—	(10,697)	—	20,809
Settlements	—	(4,974)	—	(20,667)
Acquisitions	—	2,778	—	—
Other	—	1,110	—	75
Projected benefit obligations at end of period	$288,223	$183,850	$315,698	$197,169

Change in plan assets:
Fair value of plan assets at beginning of period	$275,767	$52,026	$253,483	$63,220
Actual return on plan assets	(16,631)	(746)	35,233	5,039
Employer contributions	23,350	9,136	4,543	7,238
Benefits paid	(17,467)	(7,125)	(17,492)	(7,048)
Foreign exchange translation	—	(4,014)	—	4,008
Settlements	—	(3,730)	—	(20,431)
Acquisitions	—	2,145	—	—
Fair value of plan assets at end of period	$265,019	$47,692	$275,767	$52,026

Funded status of the plans	$(23,204)	$(136,158)	$(39,931)	$(145,143)

	December 31, 2018		December 31, 2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$524	$433	$—	$405
Accrued liabilities	$(1,011)	$(4,643)	$(1,011)	$(4,295)
Pension benefits (long term)	$(22,717)	$(131,948)	$(38,920)	$(141,253)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$(116)	$(990)	$(136)	$(1,206)
Actuarial losses	$(84,857)	$(41,844)	$(74,711)	$(48,491)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2019 are as follows:

	U.S.	Non-U.S.
Prior service costs	$(20)	$(236)
Actuarial losses	$(3,105)	$(2,230)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $288,223 and $171,384 as of December 31, 2018 and $315,698 and $185,179 as of December 31, 2017, respectively. As of December 31, 2018, the fair value of plan assets for two of the Company’s defined benefit plans exceeded the projected benefit obligations of $29,728 by $957.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$852	$4,383	$814	$4,025	$807	$3,346
Interest cost	10,824	4,207	11,700	4,341	12,580	5,041
Expected return on plan assets	(17,414)	(2,178)	(16,012)	(2,617)	(15,835)	(3,133)
Amortization of prior service cost and actuarial loss	2,403	2,646	1,871	2,898	1,714	2,186
Settlements	—	775	—	6,427	—	538
Net periodic benefit (income) cost	$(3,335)	$9,833	$(1,627)	$15,074	$(734)	$7,978
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
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2018 and 2017 were as follows:

	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.25%	2.34%	3.55%	2.17%
Rate of compensation increase	N/A	2.99%	N/A	3.17%
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.55%	2.17%	3.99%	2.23%	4.24%	2.80%
Expected return on plan assets	6.50%	5.82%	6.60%	5.94%	6.60%	4.39%
Rate of compensation increase	N/A	3.17%	N/A	3.15%	N/A	3.15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

To develop the expected return on plan assets assumption, the Company considered the historical returns and the future expected for returns for each asset class, as well as the target asset allocation of the pension portfolio. As the U.S. plans are frozen, the rate of compensation increase was not applicable in determining net periodic benefit cost.
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2018 and 2017 was as follows:

2018	Level 1	Level 2	Level 3	Assets measured at NAV (1)	Total
Equity funds	$15,991	$20,026	$—	$—	$36,017
Equity funds measured at net asset value	—	—	—	103,105	103,105
Bond funds	3,104	27,666	—	—	30,770
Bond funds measured at net asset value	—	—	—	109,372	109,372
Real estate measured at net asset value	—	—	—	30,520	30,520
Cash and cash equivalents	2,927	—	—	—	2,927
Total	$22,022	$47,692	$—	$242,997	$312,711

2017	Level 1	Level 2	Level 3	Assets measured at NAV (1)	Total
Equity funds	$41,080	$22,419	$—	$—	$63,499
Equity funds measured at net asset value	—	—	—	76,405	76,405
Bond funds	34,997	29,607	—	—	64,604
Bond funds measured at net asset value	—	—	—	69,823	69,823
Real estate measured at net asset value	—	—	—	15,656	15,656
Hedge funds	3,603	—	110	—	3,713
Hedge funds measured at net asset value	—	—	—	29,195	29,195
Cash and cash equivalents	4,898	—	—	—	4,898
Total	$84,578	$52,026	$110	$191,079	$327,793
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The reconciliation for which Level 3 inputs were used in determining fair value is as follows:

Beginning balance of assets classified as Level 3 as of January 1, 2017	$16,454
Purchases, sales and settlements, net	(16,348)
Total gain	4
Ending balance of assets classified as Level 3 as of December 31, 2017	110
Transfers into (out of) Level 3	(110)
Ending balance of assets classified as Level 3 as of December 31, 2018	$—
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2019	$20,567	$6,650	$27,217
2020	20,408	6,520	26,928
2021	20,320	7,642	27,962
2022	19,771	9,829	29,600
2023	19,008	9,645	28,653
2024-2028	94,786	55,989	150,775
Contributions
The Company made a discretionary contribution of $15,000 in the third quarter of 2018. The Company estimates it will make minimum funding cash contributions of approximately $2,400 to its U.S. pension plans and funding cash contributions of approximately $6,300 to its non-U.S. pension plans in 2019.
14. Postretirement Benefits Other Than Pensions
The Company provides certain retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees and employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company’s policy is to fund the cost of these postretirement benefits as these benefits become payable.
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$34,824	$24,242	$33,877	$18,350
Service cost	308	495	314	423
Interest cost	1,198	789	1,297	693
Actuarial (gain) loss	(9,227)	(1,130)	1,021	4,002
Benefits paid	(1,475)	(495)	(1,690)	(651)
Other	5	—	5	—
Foreign currency exchange rate effect	—	(1,920)	—	1,425
Benefit obligation at end of year	$25,633	$21,981	$34,824	$24,242

Funded status of the plan	$(25,633)	$(21,981)	$(34,824)	$(24,242)

Net amount recognized as of December 31	$(25,633)	$(21,981)	$(34,824)	$(24,242)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	December 31, 2018		December 31, 2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,830)	$(648)	$(2,098)	$(634)
Postretirement benefits other than pension (long term)	$(23,803)	$(21,333)	$(32,726)	$(23,608)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credits	$382	$388	$676	$714
Actuarial gains (losses)	$21,779	$(6,765)	$13,930	$(9,127)
Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2019 are as follows:

	December 31, 2019
	U.S.	Non-U.S.
Prior service credits	$294	$268
Actuarial gains (losses)	$2,673	$(415)
The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$308	$495	$314	$423	$361	$372
Interest cost	1,198	789	1,297	693	1,383	678
Amortization of prior service credit and recognized actuarial gain	(1,672)	308	(1,915)	(15)	(2,026)	(62)
Other	5	—	5	—	5	—
Net periodic benefit (income) cost	$(161)	$1,592	$(299)	$1,101	$(277)	$988
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2018 and 2017 were as follows:

	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.20%	3.65%	3.55%	3.40%
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.55%	3.40%	3.95%	3.70%	4.20%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

These assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2018 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.31%	5.00%
Ultimate health care cost trend rate	4.20%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2018
The sensitivity to changes in the assumed health care cost trend rates are as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2018
1% increase in health care cost trend rate	$278	$3,962
1% decrease in health care cost trend rate	$(215)	$(3,173)
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2019	$1,868	$660	$2,528
2020	1,904	705	2,609
2021	1,911	751	2,662
2022	1,926	779	2,705
2023	1,909	792	2,701
2024 - 2028	9,123	4,719	13,842
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $5,046 and $5,587 as of December 31, 2018 and 2017, respectively, for termination indemnity plans for two of the Company’s European locations.
15. Other Expense, net
The components of other expense, net were as follows:

	Year Ended December 31,
	2018	2017	2016
Foreign currency losses	$(3,170)	$(7,913)	$(3,958)
Components of net periodic benefit cost other than service cost	(1,891)	(8,673)	(3,069)
Secondary offering underwriting fees	—	—	(5,900)
Losses on sales of receivables	(1,248)	(931)	(801)
Miscellaneous income	696	1,710	—
Other expense, net	$(5,613)	$(15,807)	$(13,728)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

16. Income Taxes
Components of the Company’s income before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$103,228	$138,477	$121,301
Foreign	(28,322)	74,623	73,459
	$74,906	$213,100	$194,760
The Company’s income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(11,073)	$40,607	$22,109
State	(33)	500	1,063
Foreign	20,717	22,344	22,067

Deferred
Federal	(5,042)	17,594	1,828
State	2,074	419	904
Foreign	(36,326)	(6,937)	6,350
	$(29,683)	$74,527	$54,321
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at U.S. statutory rate	$15,730	$74,585	$68,166
State and local taxes	1,273	1,177	2,564
Tax credits and incentives	(11,702)	(11,436)	(10,348)
Changes in tax law, other	(3,008)	7,279	8,813
U.S. tax reform/GILTI/foreign derived intangible income	(7,370)	33,493	—
Effect of foreign tax rates	(10,316)	(23,158)	(19,600)
Nonrecurring permanent items	—	(13,947)	—
Goodwill impairment	6,887	—	—
Capital loss	—	(19,931)	—
Outside basis difference/branch deferreds	(3,753)	9,562	—
Stock compensation (ASU 2016-09)	(2,097)	(3,563)	(5,305)
Tax reserves/audit settlements	(2,789)	730	116
Valuation allowance	(8,872)	25,761	9,112
Other, net	(3,666)	(6,025)	803
Income tax provision	$(29,683)	$74,527	$54,321
Effective income tax rate	(39.6)%	35.0%	27.9%
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduces the U.S. federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in Staff Accounting Bulletin 118 (“SAB 118”) because it had not yet completed its enactment-date accounting for these effects. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax and tax on global intangible low-taxed income. At December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, the Company recognized benefits of $6,322 from adjustments to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense from continuing operations.
The one-time transition tax based on the Company’s total post-1986 earnings and profits (“E&P”) which it had deferred from U.S. income taxes under previous U.S. law was recorded on a provisional basis in the amount of $32,533 in the period ended December 31, 2017. Upon further analysis of certain aspects of the Act and Notices and regulations issued and proposed by the U.S. Department of Treasury, the Company finalized its calculations of the transition tax liability during 2018. The Company decreased its December 31, 2017 provision amount by $3,260, which is included as a component of income tax expense from continuing operations.
As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional benefit in the amount of $2,875. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, the Company adjusted its provisional amount by recording a benefit of $3,062, which is included as a component of income tax expense from continuing operations.
The Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to account for GILTI as a period cost.
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
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Pension, postretirement and other benefits	$51,736	$57,700
Capitalized expenditures	3,186	1,471
Capital loss carryforward	13,780	13,780
Net operating loss and tax credit carryforwards	157,319	145,528
Intangibles	2,122	—
All other items	42,834	38,205
Total deferred tax assets	270,977	256,684
Deferred tax liabilities:
Property, plant and equipment	(23,312)	(28,899)
Intangibles	—	(2,273)
All other items	(15,793)	(11,834)
Total deferred tax liabilities	(39,105)	(43,006)
Valuation allowances	(170,098)	(189,355)
Net deferred tax assets	$61,774	$24,323
As of December 31, 2018, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $327,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, India and Korea have operating losses aggregating $198,000, with expiration dates beginning in 2019. The Company and its domestic subsidiaries have capital loss carryforwards totaling $66,000 with expiration dates beginning in 2021. The Company has tax credit carryforwards totaling $6,800 in Poland with expiration dates beginning in 2024. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $12,000 with expiration dates beginning in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in several foreign jurisdictions. As of December 31, 2018, the Company had valuation allowances of $170,098 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and several foreign jurisdictions. The Company’s valuation allowance decreased in 2018 as a result of the release of a valuation allowance against net deferred tax assets recorded in France and capital loss carryforwards in the U.S., offset with current year losses generated in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2018 deferred income taxes have not been recorded on these undistributed earnings, since these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are consider permanently reinvested.
As of December 31, 2018, the Company had $9,631 ($10,473 including interest and penalties) of total unrecognized tax benefits, all of which represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2018	2017
Balance at beginning of period	$8,029	$7,851
Tax positions related to the current period
Gross additions	612	720
Gross reductions	—	—
Tax positions related to prior years
Gross additions	3,522	92
Gross reductions	(1,736)	(223)
Settlements	—	(411)
Lapses on statutes of limitations	(796)	—
Balance at end of period	$9,631	$8,029
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2015. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2014.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $5,498, all of which, if recognized, would impact the effective tax rate.
The Company classifies all tax related interest and penalties as income tax expense. The Company has recorded in liabilities $842 and $1,213 as of December 31, 2018 and 2017, respectively, for tax related interest and penalties on its consolidated balance sheet.

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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Cooper-Standard Holdings Inc.	$107,766	$135,303	$138,988
Increase in fair value of share-based awards	—	—	63
Diluted net income available to Cooper-Standard Holdings Inc. common stockholders	$107,766	$135,303	$139,051

Basic weighted average shares of common stock outstanding	17,894,718	17,781,272	17,459,710
Dilutive effect of common stock equivalents	395,484	995,381	1,270,668
Diluted weighted average shares of common stock outstanding	18,290,202	18,776,653	18,730,378

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$6.02	$7.61	$7.96

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$5.89	$7.21	$7.42
Approximately 1,000 and 2,000 securities were excluded from the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

18. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2016	$(143,481)		$(97,612)		$(1,470)		$(242,563)
Other comprehensive income (loss) before reclassifications	47,996	(1)	(11,000)	(2)	784	(3)	37,780
Amounts reclassified from accumulated other comprehensive income (loss)	—		7,863	(4)	(711)	(5)	7,152
Balance as of December 31, 2017	(95,485)		(100,749)		(1,397)		(197,631)
Other comprehensive income (loss) before reclassifications	(45,770)	(1)	317	(6)	1,839	(7)	(43,614)
Amounts reclassified from accumulated other comprehensive income (loss)	—		(3,943)	(8)	(900)	(9)	(4,843)
Balance as of December 31, 2018	$(141,255)		$(104,375)		$(458)		$(246,088)

(1)
Includes $(13,776) and $11,844 of other comprehensive income (loss) for the years ended December 31, 2018 and 2017, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax benefit of $788.

(3)	Net of tax expense of $228. See Note 11. “Fair Value Measurements and Financial Instruments”

(4)
Includes losses related to the U.K. pension settlement of $6,288, other settlements of $533, actuarial losses of $3,329, offset by prior service credits of $326, net of tax of $1,961. See Note 13. and Note 14.

(5)	Net of tax benefit of $69. See Note 11. “Fair Value Measurements and Financial Instruments”

(6)	Net of tax expense of $8,489.

(7)	Net of tax expense of $753. See Note 11.

(8)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $313, offset by curtailment loss of $1,105, settlement losses of $737, and the amortization of actuarial losses of $3,905, net of tax of $808. See Note 13. “Pension” and Note 14. “Postretirement Benefits Other Than Pensions”

(9)	Net of tax expense of $329. Includes the effect of the adoption of ASU 2018-02 of $70 for the year ended December 31, 2018. See Note 11. “Fair Value Measurements and Financial Instruments”
19. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2018, an aggregate of 19,620,546 shares of its common stock were issued, and 17,554,737 shares were outstanding.
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
Secondary Offering and Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150.0 million of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective in November 2018.
In March 2016, the Company’s Board of Directors approved a securities repurchase program (the “2016 Program”) authorizing the Company to repurchase, in the aggregate, up to $125.0 million of its outstanding common stock or warrants to purchase common stock. Under the 2016 Program, repurchases were authorized to be made on the open market or through private transactions, as determined by the Company’s management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2016 Program was fully utilized as of December 31, 2018.
Also in March 2016, certain selling stockholders affiliated with Silver Point Capital, L.P., Oak Hill Advisors, L.P. and Capital World Investors (the “Selling Stockholders”) sold 2,278,031 shares, including overallotments, of the Company’s common stock at a public offering price of $68.00 per share, in a secondary public offering. Of the 2,278,031 shares sold in the offering, 350,000 shares were purchased by the Company for $23,800. The Company paid the underwriting discounts and commissions payable on the shares sold by the Selling Stockholders, excluding the shares the Company repurchased, resulting in $5,900 of fees incurred during 2016, which is included in other expense, net in the consolidated statement of net income. The Company also incurred approximately $600 of other expenses related to legal and audit services which is included in selling, administration & engineering expenses in the consolidated statement of net income. The Company did not sell or receive any proceeds from the sales of shares by the Selling Stockholders.
During the year ended December 31, 2017, the Company repurchased 513,801 shares at an average purchase price of $108.87 per share, excluding commissions, for a total cost of $55,935, of which $55,123 was settled in cash as of December 31, 2017. In June 2018, the Company entered into an ASR agreement with a third-party financial institution to repurchase its common stock. Under the ASR agreement, the Company made an up-front payment of $35,000. The repurchase was completed in the third quarter, and a total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share. In addition to the repurchase under the ASR agreement, during the year ended December 31, 2018, the Company repurchased 324,508 shares of its common stock at an average purchase price of $78.78 per share, excluding commissions, for a total cost of $25,565.
20. Share-Based Compensation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2018	2017	2016
PUs	$(3,925)	$12,145	$12,485
RSUs	9,241	9,183	7,846
Stock options	3,204	3,635	3,701
Total	$8,520	$24,963	$24,032
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2018 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	568,856	$67.14
Granted	95,145	$112.96
Exercised	(180,967)	$57.94
Forfeited	(9,789)	$92.84
Outstanding as of December 31, 2018	473,245	$79.35	7.3	$1,698
Exercisable as of December 31, 2018	270,067	$62.68	4.9	$1,698
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $36.22, $33.33 and $20.26, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2018, 2017 and 2016 was $12,422, $21,194 and $31,153, respectively.
As of December 31, 2018, unrecognized compensation expense for stock options amounted to $3,749. Such cost is expected to be recognized over a weighted average period of approximately 1.8 years.
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

	2018	2017	2016
Expected volatility	27.17% - 27.19%	27.38% - 27.47%	27.58% - 27.70%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	2.6%	1.9% - 2.1%	1.1% - 1.4%
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2018 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	354,047	$77.03
Granted	120,336	$110.34
Vested	(122,992)	$60.31
Forfeited	(38,046)	$85.42
Non-vested as of December 31, 2018	313,345	$94.75
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $110.34, $107.57 and $70.09, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $7,418, $7,112 and $5,923, respectively.
As of December 31, 2018, unrecognized compensation expense for restricted stock and restricted stock units amounted to $12,579. Such cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance-Vested Restricted Stock Units
The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC over a three-year period, which may range from 0% to 200% of the target award amount. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2018 was as follows:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2018	229,893	$74.90
Granted	60,270	$110.40
Vested	(87,361)	$94.50
Forfeited	(10,948)	$83.45
Non-vested as of December 31, 2018	191,854	$91.46
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2018, 2017 and 2016 was $110.40, $107.49 and $68.71, respectively. The total fair value of PUs vested during the year ended December 31, 2018 was $8,256. Cash paid to settle PUs during the years ended December 31, 2018 and December 31, 2017 was $13,302 and $4,296. No performance units vested during the year ended December 31, 2016.
As of December 31, 2018, there was no unrecognized compensation expense.
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
Assumptions used to estimate the fair value of the TSR-based performance grant were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2018	2017
Expected volatility	48.00%	26.00%
Dividend yield	0.00%	0.00%
Expected life - years	0.57	1.57
Risk-free rate	2.57%	1.83%
As of December 31, 2018, unrecognized compensation expense for the TSR awards was $105. There were no TSR-based performance units granted during the years ended December 31, 2018 and 2017.
21. Lease Commitments
The Company leases certain manufacturing facilities and equipment under long-term leases expiring at various dates. Rental expense for operating leases was $46,487, $45,971 and $46,756 for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum payments for all non-cancelable operating leases are as follows:

Year	Minimum Future Operating Lease Commitments
2019	$33,619
2020	28,545
2021	20,816
2022	17,016
2023	14,999
Thereafter	68,116
22. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Sales (1)	$30,826	$33,949	$35,418
Purchases (1)	$687	$953	$548
Dividends received (2)	$4,862	$5,382	$3,022
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of December 31, 2018 and December 31, 2017 were $6,066 and $3,109, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

23. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2018, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
On March 30, 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario against numerous automotive suppliers, including Cooper-Standard Holdings Inc., CSA U.S. and Cooper-Standard Automotive Canada Limited (“CS Defendants”) and Nishikawa Cooper LLC, a joint venture in which the Company holds a 40% interest. Plaintiffs purport to be indirect purchasers of body sealing products supplied by the CS Defendants and/or the other defendants during the relevant period. The plaintiffs seek recovery of damages on behalf of direct and indirect purchasers against all defendants in an amount to be determined, punitive damages, as well as pre-judgment and post-judgment interest and related costs and expenses of the litigation. The Company believes the claims asserted against the CS Defendants are without merit and intends to vigorously defend against these claims. Further, the Company does not believe that there is a material loss that is probable and reasonably estimable related to these claims. In January 2019, Nishikawa Rubber Co. entered into a settlement agreement which provides for dismissal of the claims against the CS Defendants. The settlement is subject to court approval, which has not yet been granted.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2018 and 2017, the Company had $4,668 and $7,363, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
Employment Contracts
The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Other
The Company participated in a voluntary foreign tax amnesty program, which allows for the settlement of certain tax matters at reduced amounts. During the year ended December 31, 2017, the Company incurred charges of $4,623, of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

$4,388 was a non-cash charge offset by the utilization of tax net operating loss carryforwards, resulting in a net $235 expense impact to net income. The Company did not incur additional material losses under this program.
24. Business Segments
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, fluid transfer, and anti-vibration systems. The Company evaluates segment performance based on segment profit before tax. The results of each segment include certain allocations for general, administrative, interest, and other shared costs. The accounting policies of the Company’s segments are consistent with those described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2018	2017	2016
Sales to external customers
North America	$1,924,717	$1,882,670	$1,816,486
Europe	1,030,102	1,043,738	1,031,538
Asia Pacific	576,411	585,161	540,684
South America	98,063	106,557	84,183
Consolidated	$3,629,293	$3,618,126	$3,472,891

Intersegment sales
North America	$14,102	$13,760	$13,325
Europe	15,178	15,985	13,524
Asia Pacific	5,115	5,256	4,770
South America	103	49	31
Eliminations and other	(34,498)	(35,050)	(31,650)
Consolidated	$—	$—	$—

Segment profit (loss)
North America	$224,578	$236,165	$219,744
Europe	(63,259)	(18,872)	(15,989)
Asia Pacific	(75,189)	9,943	9,206
South America	(11,224)	(14,136)	(18,201)
Income before income taxes	$74,906	$213,100	$194,760

Net interest expense included in segment profit (loss)
North America	$16,585	$16,824	$13,013
Europe	10,894	12,287	13,871
Asia Pacific	12,646	11,884	13,720
South America	879	1,117	785
Consolidated	$41,004	$42,112	$41,389

Depreciation and amortization expense
North America	$70,566	$66,734	$57,546
Europe	43,974	40,899	37,992
Asia Pacific	29,699	27,085	24,635
South America	2,459	3,370	2,487
Consolidated	$146,698	$138,088	$122,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2018	2017	2016
Capital expenditures
North America	$72,467	$67,333	$61,321
Europe	53,542	45,881	57,054
Asia Pacific	70,672	51,182	33,818
South America	5,734	4,919	2,064
Corporate	15,656	17,480	10,111
Consolidated	$218,071	$186,795	$164,368

		December 31,
		2018	2017
Segment assets
North America		$1,174,604	$1,049,218
Europe		541,495	644,586
Asia Pacific		616,093	686,329
South America		54,629	54,846
Eliminations and other		236,282	290,669
Consolidated		$2,623,103	$2,725,648
Product Line Information
Product line information for revenues was as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues
Sealing systems	$1,801,055	$1,908,852	$1,816,924
Fuel and brake delivery systems	798,008	757,198	725,689
Fluid transfer systems	563,510	521,553	494,940
Anti-vibration systems	339,903	326,684	301,199
Other	126,817	103,839	134,139
Consolidated	$3,629,293	$3,618,126	$3,472,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues
United States	$883,273	$872,025	$879,579
Mexico	763,094	723,423	638,750
China	471,288	494,727	455,999
France	305,416	299,257	288,905
Canada	278,349	287,222	298,157
Poland	245,853	253,109	239,941
Germany	187,374	192,959	218,363
Other	494,646	495,404	453,197
Consolidated	$3,629,293	$3,618,126	$3,472,891

		December 31,
		2018	2017
Property, plant and equipment, net
United States		$216,036	$193,132
Mexico		128,242	114,762
China		214,770	199,271
France		47,088	72,285
Canada		34,405	43,347
Poland		70,956	73,282
Germany		81,935	86,297
Other		190,809	169,802
Consolidated		$984,241	$952,178
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2018, 2017 and 2016 are as follows:

	2018 Percentage of Net Sales	2017 Percentage of Net Sales	2016 Percentage of Net Sales
Customer
Ford	27%	28%	27%
General Motors	19%	19%	17%
Fiat Chrysler Automobiles	11%	11%	12%
25. Investments in Affiliates
The Company’s beneficial ownership in affiliates accounted for under the equity method was as follows:

Name	December 31, 2018	December 31, 2017
Sujan Cooper Standard AVS Private Limited	50%	50%
Nishikawa Cooper LLC	40%	40%
Polyrub Cooper Standard FTS Private Limited	35%	35%
Nishikawa Tachaplalert Cooper Ltd.	20%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company’s aggregate investment in unconsolidated affiliates was $44,297 and $42,634 as of December 31, 2018 and 2017, respectively. The Company received dividends from unconsolidated affiliates of $4,862, $5,382 and $3,022 for the years ended December 31, 2018, 2017 and 2016, respectively.
26. Selected Quarterly Information (Unaudited)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$967,391	$928,262	$861,653	$871,987
Gross profit	170,880	151,365	119,655	111,656
Net income	57,416	43,202	32,664	(28,693)	(1)
Net income attributable to Cooper-Standard Holdings Inc.	56,792	41,877	32,156	(23,059)	(1)
Basic net income per share attributable to Cooper-Standard Holdings Inc. (2)	$3.16	$2.33	$1.80	$(1.30)
Diluted net income per share attributable to Cooper-Standard Holdings Inc. (2)	$3.07	$2.28	$1.77	$(1.30)

2017	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Sales	$902,051		$909,145		$869,016		$937,914
Gross profit	170,002	(3)	172,188	(3)	150,809	(3)	178,440	(3)
Net income	42,504		41,650		25,458		28,961
Net income attributable to Cooper-Standard Holdings Inc.	41,706		40,456		24,640		28,501
Basic net income per share attributable to Cooper-Standard Holdings Inc. (2)	$2.35		$2.26		$1.39		$1.60
Diluted net income per share attributable to Cooper-Standard Holdings Inc. (2)	$2.20		$2.14		$1.32		$1.53

(1) The fourth quarter of 2018 net income amount includes impairment charges related to goodwill, intangible assets and fixed assets and the release of a valuation allowance against net deferred tax assets recorded in France and capital loss carryforwards in the U.S.
(2) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.
(3) Amounts were adjusted due to the adoption of ASU 2017-07 in the first quarter of 2018.

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions		Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2018	$4.2	4.2	(0.1)	(2.7)		$5.6
Year ended December 31, 2017	$7.1	1.1	0.4	(4.4)	(2)	$4.2
Year ended December 31, 2016	$4.1	4.0	(0.4)	(0.6)		$7.1
(1) Primarily foreign currency translation.
(2) Primarily related to uncollectible amounts written off.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (3)	Deductions
Tax valuation allowance
Year ended December 31, 2018	$189.4	32.0	(4)	(10.4)	(40.9)	(5)	$170.1
Year ended December 31, 2017	$149.8	25.8	(6)	13.8	—		$189.4
Year ended December 31, 2016	$137.0	9.1		3.7	—		$149.8
(3) Includes foreign currency translation.
(4) Primarily related to 2018 losses with no benefit in certain foreign jurisdictions.
(5) Primarily related to release of valuation allowance in the U.S. and France.
(6) Primarily related to 2017 losses with no benefit in certain foreign jurisdictions and a capital loss in the U.S. during 2017.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
During the quarter ended September 30, 2018, the Company completed the purchase of Lauren Manufacturing and Lauren Plastics (together “Lauren”). During the quarter ended December 31, 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. (“CSAI”), and the assets and liabilities of Hutchings Automotive Products, LLC (“Hutchings”). The Company is currently integrating Lauren, CSAI and Hutchings into its operations, compliance programs and internal control processes. Lauren, CSAI and Hutchings are included in the 2018 consolidated financial statements of the Company and combined constituted approximately 8% of total assets as of December 31, 2018 and approximately 2% of revenues and 1% of net income for the year ended December 31, 2018. As permitted by SEC rules and regulations, the Company has excluded the acquired operations of Lauren, CSAI, and Hutchings from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
Other than as noted above in connection with the acquisitions of Lauren, CSAI and Hutchings, there was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2019 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2019 Proxy Statement under the headings “Corporate Governance, Board and Committee Matters - Director Compensation,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Discussion and Analysis,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Committee Report” and “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Stock Ownership and Related Stockholder Matters.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2019 Proxy Statement under the heading “Transactions with Related Persons.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”
Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2019 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

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

4.2*
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

Exhibit No.	Description of Exhibit
10.5*
Amendment No. 3, dated as of March 6, 2018 to the Term Loan Credit Agreement, among Cooper-Standard Automotive Inc., as the borrower, certain subsidiaries of Cooper-Standard Automotive Inc., as guarantors, CS Intermediate Holdco 1 LL, as Holdings, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

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

10.15*†
Cooper-Standard Automotive Inc. Annual Incentive Plan, Amended and Restated effective as of January 1, 2016 (incorporated by reference to Exhibit 10.14 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.16*†
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

10.18*†
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

10.28*†
Extension Addendum dated October 28, 2016, to the International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.28 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

Exhibit No.	Description of Exhibit
10.29*†
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

10.32*†
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

10.35*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.36**†	Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors.

10.37*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.38*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.39*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restrictive Stock Unit Award Agreement (Performance Units, settled 100% cash)(incorporated by reference to Exhibit 10.41 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.40*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

Exhibit No.	Description of Exhibit
10.41*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.42*†
Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.47 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.43*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.44*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.45*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan 2017 Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.46*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.47*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.48*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.49*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.50**	Asset Purchase Agreement, dated November 1, 2018, between Cooper-Standard Automotive Inc., as the Seller, and ContiTech USA, Inc., as the Acquiror.

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

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

COOPER-STANDARD HOLDINGS INC.

Date: February 25, 2019	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2019 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Peter C. Brusate	Chief Accounting Officer (Principal Accounting Officer)
Peter C. Brusate

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Matthew J. Simoncini	Director
Matthew J. Simoncini

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ Peifang Zhang	Director
Peifang Zhang