Form 10-Q
period 2019-03-31
Cooper-Standard Holdings Inc.
filed 2019-05-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(Zip Code)
(248) 596-5900
(Registrant’s telephone number, including area code)
 ______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CPS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2019, there were 17,522,372 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2019

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Sales	$880,038	$967,391
Cost of products sold	762,490	796,511
Gross profit	117,548	170,880
Selling, administration & engineering expenses	86,974	80,440
Amortization of intangibles	3,775	3,406
Restructuring charges	17,715	7,125
Operating profit	9,084	79,909
Interest expense, net of interest income	(11,932)	(9,800)
Equity in earnings of affiliates	2,358	1,687
Loss on refinancing and extinguishment of debt	—	(770)
Other expense, net	(796)	(1,719)
(Loss) income before income taxes	(1,286)	69,307
Income tax expense	2,331	11,891
Net (loss) income	(3,617)	57,416
Net loss (income) attributable to noncontrolling interests	157	(624)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,460)	$56,792

(Loss) earnings per share:
Basic	$(0.20)	$3.16
Diluted	$(0.20)	$3.07
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(3,617)	$57,416
Other comprehensive income:
Currency translation adjustment	2,219	12,692
Benefit plan liabilities adjustment, net of tax	1,387	1,307
Fair value change of derivatives, net of tax	1,253	3,612
Other comprehensive income, net of tax	4,859	17,611
Comprehensive income	1,242	75,027
Comprehensive income attributable to noncontrolling interests	(247)	(1,573)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$995	$73,454
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$262,169	$264,980
Accounts receivable, net	480,828	418,607
Tooling receivable	162,769	141,106
Inventories	186,272	175,572
Prepaid expenses	33,206	36,878
Other current assets	104,200	108,683
Assets held for sale	122,966	103,898
Total current assets	1,352,410	1,249,724
Property, plant and equipment, net	990,665	984,241
Operating lease right-of-use assets	92,508	—
Goodwill	142,106	143,681
Intangible assets, net	95,611	99,602
Other assets	141,522	145,855
Total assets	$2,814,822	$2,623,103

Liabilities and Equity
Current liabilities:
Debt payable within one year	$169,087	$101,323
Accounts payable	452,979	452,320
Payroll liabilities	108,236	92,604
Accrued liabilities	107,707	98,907
Current operating lease liabilities	26,216	—
Liabilities held for sale	75,830	71,195
Total current liabilities	940,055	816,349
Long-term debt	738,077	729,805
Pension benefits	134,863	138,771
Postretirement benefits other than pensions	41,875	40,901
Long-term operating lease liabilities	68,905	—
Other liabilities	36,945	37,775
Total liabilities	1,960,720	1,763,601
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,587,709 shares issued and 17,521,900 shares outstanding as of March 31, 2019, and 19,620,546 shares issued and 17,554,737 outstanding as of December 31, 2018	17	17
Additional paid-in capital	499,458	501,511
Retained earnings	565,864	576,025
Accumulated other comprehensive loss	(241,633)	(246,088)
Total Cooper-Standard Holdings Inc. equity	823,706	831,465
Noncontrolling interests	30,396	28,037
Total equity	854,102	859,502
Total liabilities and equity	$2,814,822	$2,623,103
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$576,025	$(246,088)	$831,465	$28,037	$859,502
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net (loss) income	—	—	—	(3,460)	—	(3,460)	(157)	(3,617)
Other comprehensive income	—	—	—	—	4,455	4,455	404	4,859
Balance as of March 31, 2019	17,521,900	$17	$499,458	$565,864	$(241,633)	$823,706	$30,396	$854,102

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	151,288	—	(73)	(4,714)	—	(4,787)	—	(4,787)
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Net income	—	—	—	56,792	—	56,792	624	57,416
Other comprehensive income	—	—	—	—	16,662	16,662	949	17,611
Balance as of March 31, 3018	18,065,887	$18	$510,060	$572,084	$(189,608)	$892,554	$30,405	$922,959
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net (loss) income	$(3,617)	$57,416
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	32,830	32,853
Amortization of intangibles	3,775	3,406
Share-based compensation expense	3,186	3,875
Equity in earnings of affiliates, net of dividends related to earnings	2,559	2,821
Loss on refinancing and extinguishment of debt	—	770
Other	531	1,242
Changes in operating assets and liabilities	(41,112)	(112,939)
Net cash used in operating activities	(1,848)	(10,556)
Investing activities:
Capital expenditures	(59,633)	(67,858)
Acquisition of businesses, net of cash acquired	(452)	(3,223)
Proceeds from sale of fixed assets and other	102	889
Net cash used in investing activities	(59,983)	(70,192)
Financing activities:
Principal payments on long-term debt	(1,012)	(887)
Increase (decrease) in short-term debt, net	65,791	(1,123)
Purchase of noncontrolling interests	—	(2,450)
Repurchase of common stock	(6,550)	—
Taxes withheld and paid on employees' share-based payment awards	(2,706)	(9,621)
Contribution from noncontrolling interest and other	1,827	(881)
Net cash provided by (used in) financing activities	57,350	(14,962)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1,477	(69)
Changes in cash, cash equivalents and restricted cash	(3,004)	(95,779)
Cash, cash equivalents and restricted cash at beginning of period	267,399	518,461
Cash, cash equivalents and restricted cash at end of period	$264,395	$422,682

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$262,169	$264,980
Restricted cash included in other current assets	20	18
Restricted cash included in other assets	2,206	2,401
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$264,395	$267,399
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of Presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing, fuel and brake delivery, and fluid transfer systems. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. Subsequent to the end of the first quarter, on April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 3. "Acquisitions and Divestitures" and Note 4. "Assets Held for Sale".
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2019 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-02, Leases (Topic 842)
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities for all leases (except for short-term leases). The Company made a policy election for all asset classes to exclude the balance sheet recognition of leases with a lease term, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. The new standard resulted in a material increase in right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheet beginning in 2019, and had no impact on our condensed consolidated income statement or to cash from (used in) operating, financing or investing activities on our condensed consolidated cash flow statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The difference between the lease assets and lease liabilities was recorded as an adjustment to the opening balance of retained earnings. The cumulative effects of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2019 were as follows:

	Balance as of December 31, 2018	Adjustments due to adoption of ASC 842	Balance as of January 1, 2019

Prepaid expenses	$36,878	$(2,704)	$34,174
Assets held for sale	103,898	9,559	113,457
Operating lease right-of-use assets	—	102,268	102,268
Accrued liabilities	98,907	(336)	98,571
Current operating lease liabilities	—	27,229	27,229
Liabilities held for sale	71,195	9,561	80,756
Long-term operating lease liabilities	—	75,276	75,276
Retained earnings	576,025	(2,607)	573,418
The following table summarizes the impact of adopting the new standard on the Company’s condensed consolidated balance sheet as of March 31, 2019.

March 31, 2019
Assets held for sale	$9,136
Operating lease right-of-use assets	92,508
Current operating lease liabilities	26,216
Liabilities held for sale	8,884
Long-term operating lease liabilities	68,905
The Company elected the package of practical expedients on existing leases as of the effective date which permits the Company to carry forward lease classification and not reassess existing contracts in order to determine if the contracts contain a lease. The Company did not elect the hindsight practical expedient. Additionally, the Company elected the practical expedient to not reassess whether any expired or existing land easements contain leases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The Company adopted the following Accounting Standard Updates (“ASU”) during the three months ended March 31, 2019, which related to the fair value and financial instruments footnote disclosures:

Standard	Description	Impact	Effective Date
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
		Adoption resulted in the removal of the disclosure of the ineffective portion of the gain (loss) reclassified from Accumulated Other Comprehensive Income (“AOCI”) to income.	January 1, 2019
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
		No impact	January 1, 2019
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncement summarized as follows, which could have a material impact on its condensed consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	This amendment modifies the disclosure requirements for ASC Topic 820 by removing and modifying existing disclosure requirements as well as adding new disclosures.
The Company is undertaking a comprehensive evaluation of the impacts of adopting this standard and expects that the adoption of this standard will primarily result in additional quantitative disclosures for Level 3 fair value measurements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Lauren Acquisition
In the third quarter of 2018, the Company acquired the assets and liabilities of Lauren Manufacturing and Lauren Plastics (together, “Lauren”), extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions, to further expand the Company’s Industrial and Specialty Group and non-automotive and adjacent markets. The base purchase price of the acquisition was $92,700, which is subject to certain adjustments. The results of operations of Lauren are included in the Company’s condensed consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $34,810 and tax deductible goodwill of $26,080. The total purchase price was allocated on a preliminary basis which is subject to change as the Company finalizes application of opening balance sheet adjustments. Since completion of initial estimates in the third quarter of 2018, the Company has recorded insignificant measurement period adjustments to increase the provisional identifiable net assets acquired, which resulted in a decrease to goodwill.
LS Mtron Automotive Parts Acquisition
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. The acquisition adds jounce brake lines and charge air cooling technology to the Company’s automotive fluid transfer, and fuel and brake delivery systems product lines and further expands core product offerings. The base purchase price was approximately $25,750, subject to certain adjustments. The noncontrolling interest was determined to have a fair value of $6,400. The results of operations of Cooper Standard Automotive and Industrial, Inc., are included in the Company’s condensed consolidated financial statements from the date of acquisition and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis which is subject to change as the Company continues its review of potential purchase price adjustments during the measurement period. The fair value of identifiable assets acquired and liabilities assumed approximated the fair value of the consideration transferred. Since completion of initial estimates in the fourth quarter of 2018, the Company has recorded insignificant measurement period adjustments due to working capital adjustments, which resulted in an increase to the base purchase price.
Hutchings Automotive Products Acquisition
In the fourth quarter of 2018, the Company acquired the assets and liabilities of Hutchings Automotive Products, LLC (“Hutchings”), a North American supplier of high quality fluid carrying products for automotive powertrain and coolant systems applications. The base purchase price was approximately $42,100, subject to certain adjustments. The results of operations of Hutchings are included in the Company's condensed consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $11,100 and tax deductible goodwill of $5,200. The total purchase price was allocated on a preliminary basis which is subject to change as the Company continues its review of potential purchase price adjustments during the measurement period.
Subsequent Event
On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. The sale price was $265,500, subject to certain adjustments. See Note 4. "Assets Held for Sale".
4. Assets Held for Sale
In the third quarter of 2018, management approved a plan to sell the anti-vibration systems (“AVS”) product line within its North America, Europe and Asia Pacific segments. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 1, 2018, and as such the assets and liabilities associated with the transaction are separately classified as held for sale in the condensed consolidated balance sheet as of March 31, 2019 and depreciation of long-lived assets ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.
On November 2, 2018, the Company entered into a definitive agreement to divest the AVS product line. Subsequent to the end of the first quarter, on April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,500, subject to certain adjustments. The estimated net cash proceeds after taxes and transaction-related expenses and fees are expected to be approximately $220,000 to $225,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The major classes of assets and liabilities held for sale were as follows:

	March 31, 2019	December 31, 2018
Accounts receivable, net	$47,613	$35,498
Tooling receivable	1,976	3,797
Inventories	14,149	13,774
Prepaid expenses	1,474	1,759
Other current assets	939	1,197
Property, plant and equipment, net	30,846	31,148
Operating lease right-of-use assets	9,136	—
Goodwill	13,500	13,500
Other assets	3,333	3,225
Total assets held for sale	$122,966	$103,898

Accounts payable	$41,546	$38,065
Payroll liabilities	—	6,826
Accrued liabilities	573	1,000
Current operating lease liabilities	1,617	—
Pension benefits	15,993	15,894
Postretirement benefits other than pensions	8,696	9,281
Long-term operating lease liabilities	7,267	—
Other liabilities	138	129
Total liabilities related to assets held for sale	$75,830	$71,195
5. Revenue
Revenue by customer group for the three months ended March 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$436,866	$225,451	$127,398	$23,192	$812,907
Commercial	6,339	8,425	—	23	14,787
Other	31,502	20,723	97	22	52,344
Revenue	$474,707	$254,599	$127,495	$23,237	$880,038
Revenue by customer group for the three months ended March 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$488,737	$260,656	$149,169	$26,450	$925,012
Commercial	5,353	9,580	6	145	15,084
Other	5,088	22,165	—	42	27,295
Revenue	$499,178	$292,401	$149,175	$26,637	$967,391
The automotive group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of the Company’s products as of March 31, 2019 is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended March 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$156,516	$155,560	$85,490	$17,828	$415,394
Fuel and brake delivery systems	131,703	35,298	25,191	5,335	197,527
Fluid transfer systems	113,448	22,798	15,361	74	151,681
Anti-vibration systems	56,457	20,649	1,453	—	78,559
Other	16,583	20,294	—	—	36,877
Consolidated	$474,707	$254,599	$127,495	$23,237	$880,038
Revenue by product line for the three months ended March 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$172,811	$184,452	$117,890	$19,909	$495,062
Fuel and brake delivery systems	138,801	38,953	22,095	6,603	206,452
Fluid transfer systems	119,673	23,009	6,614	125	149,421
Anti-vibration systems	67,521	21,182	2,576	—	91,279
Other	372	24,805	—	—	25,177
Consolidated	$499,178	$292,401	$149,175	$26,637	$967,391
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue. The Company has one major performance obligation category: manufactured parts.
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
The Company applies the optional exemption to forgo disclosing information about its remaining performance obligations because its contracts usually have an original expected duration of one year or less. It also applies an accounting policy to treat shipping and handling costs that are incurred after revenue is recognizable as a fulfillment activity by expensing such costs as incurred, instead of as a separate performance obligation. This approach is consistent with the Company’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

historical accounting practices. The Company has chosen to present revenue net of sales and other similar taxes, which is also consistent with its historical accounting practices.
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the three months ended March 31, 2019 were not materially impacted by any other factors.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2019	December 31, 2018	Change
Contract assets	$11,934	$14,757	$(2,823)
Contract liabilities	(135)	(143)	8
Net contract assets (liabilities)	$11,799	$14,614	$(2,815)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring expense by segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
North America	$7,133	$1,104
Europe	7,553	5,529
Asia Pacific	2,886	438
South America	143	54
Total	$17,715	$7,125
Restructuring activity for the three months ended March 31, 2019 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2018	$9,398	$3,829	$13,227
Expense	14,177	3,538	17,715
Cash payments	(4,798)	(2,107)	(6,905)
Foreign exchange translation and other	(168)	(520)	(688)
Balance as of March 31, 2019	$18,609	$4,740	$23,349
7. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Finished goods	$55,061	$50,999
Work in process	43,127	37,815
Raw materials and supplies	88,084	86,758
	$186,272	$175,572
8. Leases
On January 1, 2019, the Company adopted ASC 842, Leases, and all related amendments using the modified retrospective method. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2019. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
Lease right-of-use assets are recognized at commencement date based upon the present value of the remaining future minimum lease payments over the lease term. The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based upon information available at the commencement date to determine the present value of future lease payments. The Company applies the portfolio approach for the incremental borrowing rate on its leases based upon similar lease terms and payments. The lease right-of-use asset also includes lease payments made in advance of lease commencement and excludes lease incentives. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components. For real estate leases, these components are accounted for separately, while for equipment leases commencing on or after January 1, 2019, the Company accounts for the lease and non-lease components as a single lease component.
Variable lease cost includes payments based upon changes in a rate or index, such as consumer price indexes, as well as usage of the leased asset. Short-term lease cost includes leases with terms, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised, including leases with a duration of one month or less. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. The Company’s leases have remaining lease terms of less than one year to 15 years, some of which may include one or more options to extend the leases for up to five years for each renewal. As of March 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $21,643, which includes $62 held for sale.
The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$8,680
Short-term lease cost	679
Variable lease cost	215
Finance lease cost:
Amortization of right-of-use assets	443
Interest on lease liabilities	455
Total lease cost	$10,472
Other information related to leases was as follows:

Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,656
Operating cash flows for finance leases	323
Financing cash flows for finance leases	267
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	164
Finance leases	9,452

Weighted Average Remaining Lease Term (in years)
Operating leases	5.5
Finance leases	12.0

Weighted Average Discount Rate
Operating leases	4.7%
Finance leases	9.6%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2019	$24,480	$2,056
2020	25,444	2,920
2021	17,580	2,717
2022	13,649	2,544
2023	11,844	2,305
Thereafter	25,897	21,494
Total future minimum lease payments	118,894	34,036
Less imputed interest	(14,889)	(14,006)
Total	$104,005	$20,030

Amounts recognized in the condensed consolidated balance sheet as of March 31, 2019
Debt payable within one year	$—	$1,937
Current operating lease liabilities	26,216	—
Liabilities held for sale	8,884	48
Long-term debt	—	18,045
Long-term operating lease liabilities	68,905	—
	$104,005	$20,030
As of March 31, 2019, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $55,323. These operating leases will commence between 2019 and 2020 with lease terms up to 15 years.
9. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2019	December 31, 2018
Land and improvements	$72,210	$72,931
Buildings and improvements	314,061	313,722
Machinery and equipment	1,097,801	1,076,369
Construction in progress	194,401	192,533
	1,678,473	1,655,555
Accumulated depreciation	(687,808)	(671,314)
Property, plant and equipment, net	$990,665	$984,241

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Goodwill and Intangible Assets
Goodwill
The balance of goodwill relates to the North America reporting unit. Changes in the carrying amount of goodwill by reportable operating segment for the three months ended March 31, 2019 were as follows:

North America
Balance as of December 31, 2018	$143,681
Acquisitions	(1,689)
Foreign exchange translation	114
Balance as of March 31, 2019	$142,106
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2019.
Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,884	$(102,524)	$54,360
Other	46,170	(4,919)	41,251
Balance as of March 31, 2019	$203,054	$(107,443)	$95,611

Customer relationships	$157,286	$(98,937)	$58,349
Other	45,401	(4,148)	41,253
Balance as of December 31, 2018	$202,687	$(103,085)	$99,602
11. Debt
A summary of outstanding debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018
Senior Notes	394,578	394,399
Term Loan	327,879	328,485
ABL Facility	75,000	50,000
Finance leases	19,982	10,297
Other borrowings	89,725	47,947
Total debt	907,164	831,128
Less current portion	(169,087)	(101,323)
Total long-term debt	738,077	729,805
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2019 and December 31, 2018, the Company had $5,422 and $5,601 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.

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
As of March 31, 2019 and December 31, 2018, the Company had $2,718 and $2,866 of unamortized debt issuance costs, respectively, and $1,753 and $1,849 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of March 31, 2019, $75,000 was drawn under the ABL Facility, and subject to borrowing base availability, the Company had $120,088 in availability, less outstanding letters of credit of $10,783. Subsequent to the AVS divestiture on April 1, 2019, the borrowing base was reduced by $27,400.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of March 31, 2019 and December 31, 2018, the Company had $925 and $1,015, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility as of March 31, 2019.
Other
Other borrowings as of March 31, 2019 and December 31, 2018 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018	Input
Forward foreign exchange contracts - other current assets	$1,037	$277	Level 2
Forward foreign exchange contracts - accrued liabilities	(33)	(925)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. "Acquisitions and Divestitures".
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	March 31, 2019	December 31, 2018
Aggregate fair value	$681,656	$684,687
Aggregate carrying value (1)	732,350	733,200
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations.

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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of March 31, 2019 and December 31, 2018, the notional amount of these contracts was $110,665 and $154,237, respectively, and consisted of hedges of transactions up to December 2019.
Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of March 31, 2019, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Three Months Ended March 31,
	2019	2018
Forward foreign exchange contracts	$1,943	$4,925
Interest rate swaps	—	338
Total	$1,943	$5,263
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended March 31,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$325	$485
Interest rate swaps	Interest expense, net of interest income	—	(211)
Total		$325	$274

13. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net and interest expense, net of interest income in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheet. Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	March 31, 2019	December 31, 2018
Off-balance sheet arrangements	$94,805	$100,409

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2019	2018
Accounts receivable factored	$173,703	$216,571
Costs	325	400
The Company continues to service sold receivables and acts as collection agent for the Factor. As of March 31, 2019 and December 31, 2018, cash collections on behalf of the Factor that have yet to be remitted were $21,788 and $14,542, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
14. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$189	$1,111	$213	$1,096
Interest cost	2,952	1,060	2,706	1,070
Expected return on plan assets	(4,155)	(595)	(4,354)	(632)
Amortization of prior service cost and actuarial loss	781	616	601	688
Net periodic benefit (income) cost	$(233)	$2,192	$(834)	$2,222

	Other Postretirement Benefits
	Three Months Ended March 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$41	$117	$77	$126
Interest cost	259	203	300	198
Amortization of prior service credit and actuarial gain	(742)	38	(418)	77
Other	—	—	1	—
Net periodic benefit (income) cost	$(442)	$358	$(40)	$401
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

15. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2019	2018
Foreign currency losses	$(284)	$(1,588)
Components of net periodic benefit cost other than service cost	(417)	(237)
Losses on sales of receivables	(325)	(325)
Miscellaneous income	230	431
Other expense, net	$(796)	$(1,719)
16. Income Taxes
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
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Income tax expense	$2,331	$11,891
(Loss) income before income taxes	(1,286)	69,307
Effective tax rate	(181)%	17%
The effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was lower primarily due to the geographic mix of pre-tax earnings and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. The income tax rate for the three months ended March 31, 2019 and 2018 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes may be impacted by the recognition of valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

17. Net (Loss) Income Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net (loss) income attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net (loss) income available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,460)	$56,792
Decrease in fair value of share-based awards	—	1
Diluted net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(3,460)	$56,793

Basic weighted average shares of common stock outstanding	17,535,195	17,991,488
Dilutive effect of common stock equivalents	—	519,625
Diluted weighted average shares of common stock outstanding	17,535,195	18,511,113

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.20)	$3.16

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.20)	$3.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2019		2018
Foreign currency translation adjustment
Balance at beginning of period	$(141,255)		$(95,485)
Other comprehensive income before reclassifications	1,815	(1)	11,743	(1)
Balance at end of period	$(139,440)		$(83,742)
Benefit plan liabilities
Balance at beginning of period	$(104,375)		$(100,749)
Other comprehensive income (loss) before reclassifications	877	(2)	(575)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	510	(3)	(6,687)	(4)
Balance at end of period	$(102,988)		$(108,011)
Fair value change of derivatives
Balance at beginning of period	$(458)		$(1,397)
Other comprehensive income before reclassifications	1,490	(5)	3,982	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	(237)	(6)	(440)	(6)
Balance at end of period	$795		$2,145
Accumulated other comprehensive loss, ending balance	$(241,633)		$(189,608)

(1)
Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $2,814 and $2,287 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Net of tax expense (benefit) of $11 and $(286) for the three months ended March 31, 2019 and 2018, respectively.

(3)
Includes the effect of the amortization of prior service credits of $79, offset by the amortization of actuarial losses of $773, net of tax of $184. See Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(4)
Includes the effect of the adoption of ASU 2018-12 of $8,569 and the amortization of prior service credits of $78, offset by curtailment loss of $1,188 and the amortization of actuarial losses of $1,025, net of tax of $253. See Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(5)	Net of tax expense (benefit) of $453 and $1,281 for the three months ended March 31, 2019 and 2018, respectively. See Note 12. "Fair Value Measurements and Financial Instruments".

(6)
Includes the effect of the adoption of ASU 2018-02 of $70 for the three months ended March 31, 2018, net of tax expense (benefit) of $88 and $113 for the three months ended March 31, 2019 and 2018, respectively. See Note 12. "Fair Value Measurements and Financial Instruments".

19. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150.0 million of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018.
During the three months ended March 31, 2019, the Company repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5,937. The Company did not make any repurchases during the three months ended March 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

20. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
In February 2019, the Company granted Restricted Stock Units (“RSUs”), Performance Units (“PUs”) and stock options. The RSUs cliff vest after three years, the PUs cliff vest at the end of their three-year performance period, and the stock options vest ratably over three years. The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) and total shareholder return, which may range from 0% to 200% of the target award amount. The grant-date fair value of the RSUs was determined using the closing price of the Company’s common stock on the date of grant. The grant-date fair value of the PUs was determined using a lattice model. The grant-date fair value of the stock options was determined using the Black-Scholes option pricing model.
Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2019	2018
PUs	$649	$295
RSUs	1,722	2,741
Stock options	815	839
Total	$3,186	$3,875
21. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended March 31,
	2019	2018
Sales(1)	$7,434	$8,073
Purchases(2)	325	174
Dividends received(3)	4,917	4,508
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of March 31, 2019 and December 31, 2018 were $6,959 and $6,066, respectively.
22. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $5,099 and $4,668, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

23. Segment Reporting
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, and fluid transfer systems. During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. Subsequent to the end of the first quarter, on April 1, 2019, the Company completed the divestiture of the anti-vibration systems product line.
Effective January 1, 2019, the Company changed the measurement of its operating segments to segment adjusted EBITDA. The results of each segment include certain allocations for general, administrative and other shared costs. Segment adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Certain financial information on the Company’s reportable segments was as follows:

	2019			2018
Three Months Ended March 31, 2019	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$474,707	$3,451	$57,564	$499,178	$3,626	$86,776
Europe	254,599	3,085	9,441	292,401	3,707	22,968
Asia Pacific	127,495	741	767	149,175	1,719	13,490
South America	23,237	5	(1,386)	26,637	14	(597)
Eliminations and other	—	(7,282)	—	—	(9,066)	—
Consolidated	$880,038	$—	$66,386	$967,391	$—	$122,637

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$66,386	$122,637
Restructuring charges	(17,715)	(7,125)
Project costs	(1,263)	—
Loss on refinancing and extinguishment of debt	—	(770)
EBITDA	$47,408	$114,742
Income tax expense	(2,331)	(11,891)
Interest expense, net of interest income	(11,932)	(9,800)
Depreciation and amortization	(36,605)	(36,259)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,460)	$56,792

	March 31, 2019	December 31, 2018
Segment assets
North America	$1,271,547	$1,174,604
Europe	604,943	541,495
Asia Pacific	660,331	616,093
South America	61,744	54,629
Eliminations and other	216,257	236,282
Consolidated	$2,814,822	$2,623,103

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (“2018 Annual Report”) see Item 1A. “Risk Factors.” The following should be read in conjunction with our 2018 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2018 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 85% of our sales in 2018 made directly to major OEMs. We operate our business along four segments: North America, Europe, Asia Pacific and South America.
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems business. Subsequent to the end of the first quarter, on April 1, 2019, the Company completed the divestiture of the anti-vibration systems business.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.
In North America in 2019, economic growth in the U.S. is expected to continue, albeit at a more modest rate than 2018. Continued uncertainty regarding global trade relationships, among other factors, could dampen economic momentum. Modest economic growth is also expected to continue in Canada and Mexico in 2019. The mix of vehicles produced and sold in the region continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, economic momentum slowed in the second half of 2018. Geopolitical concerns and the implementation of new environmental regulations in the automotive industry likely contributed to the slow-down. Looking ahead, we expect the continuation of global trade tensions, financial pressures within some of the key European Union member countries and Britain’s pending separation from the European Union (“Brexit”) will continue to create a high level of uncertainty and challenge the regional economic outlook in 2019.
In Asia Pacific, the Chinese government continues to manage the nation’s economy with a goal of sustaining growth. For 2019, the official growth target was set at 6.0% - 6.5%. The range is lower than 2018 as rising debt, inflation and uncertainty are pressuring consumption and continuing tension within U.S.-China trade relationships is impacting exports. Fiscal tools such as tax cuts and increased investment in infrastructure may be used to in order to meet government growth targets.
In South America, the Brazilian economy is expected to grow by approximately 2.0% in 2019 compared to 1.1% in 2018. The stronger growth forecast is based on an improving labor market, rising credit growth and market-friendly government agenda. While our near-term outlook for South America is positive, we remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade, tariffs and border enforcement, has resulted in increasing uncertainty surrounding the future state of the global economy. We continue to monitor the potential impacts of both foreign and domestic economic policies and we continue to expect adverse impacts to our material costs as a result of previously-announced and potential new tariffs.

Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile. In addition, we continue to expect commodity cost volatility to have an impact on future earnings and operating cash flows. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
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
Light vehicle production in certain regions for the three months ended March 31, 2019 and 2018 was:

	Three Months Ended March 31,
(In millions of units)	2019(1)	2018(1)	% Change
North America	4.3	4.4	(2.5)%
Europe	5.6	5.9	(4.9)%
Asia Pacific(2)	11.5	12.5	(7.5)%
South America	0.8	0.8	(4.7)%

(1)	Production data based on IHS Automotive, April 2019.

(2)	Includes Greater China units of 5.9 million and 6.8 million for the three months ended March 31, 2019 and 2018, respectively.
In North America, first quarter total vehicle production declined slightly compared to the first quarter of 2018. Continuing recent trends in consumer demand, production of passenger cars declined while production of sport utility vehicles and crossover vehicles increased. We expect these trends to continue in North America throughout 2019.
European and Asia Pacific light vehicle production declined as well, reflecting geopolitical instability, including uncertainty around tariffs and global trade relations in both regions and Brexit uncertainty in Europe. Accordingly, we remain cautious on the impact through the remainder of the year.
Results of Operations

	Three Months Ended March 31,
	2019	2018	Change
	(dollar amounts in thousands)
Sales	$880,038	$967,391	$(87,353)
Cost of products sold	762,490	796,511	(34,021)
Gross profit	117,548	170,880	(53,332)
Selling, administration & engineering expenses	86,974	80,440	6,534
Amortization of intangibles	3,775	3,406	369
Restructuring charges	17,715	7,125	10,590
Operating profit	9,084	79,909	(70,825)
Interest expense, net of interest income	(11,932)	(9,800)	(2,132)
Equity in earnings of affiliates	2,358	1,687	671
Loss on refinancing and extinguishment of debt	—	(770)	770
Other expense, net	(796)	(1,719)	923
(Loss) income before income taxes	(1,286)	69,307	(70,593)
Income tax expense	2,331	11,891	(9,560)
Net (loss) income	(3,617)	57,416	(61,033)
Net loss (income) attributable to noncontrolling interests	157	(624)	781
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,460)	$56,792	$(60,252)

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Sales
Sales for the three months ended March 31, 2019 decreased 9.0%, compared to the three months ended March 31, 2018.

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Other**
	(dollar amounts in thousands)
Total sales	$880,038	$967,391	$(87,353)	$(105,890)	$(36,540)	$55,077
* Net of customer price reductions
** Other includes the net impact of acquisitions
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$762,490	$796,511	$(34,021)	$(48,719)	$(33,635)	$48,333
Gross profit	117,548	170,880	(53,332)	(57,171)	(2,905)	6,744
Gross profit percentage of sales	13.4%	17.7%
* Net of customer price reductions
** Other includes the net impact of acquisitions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 52% of total cost of products sold for the three months ended March 31, 2019 and 51% of total cost of products sold for the three months ended March 31, 2018. Cost of products sold was impacted by vehicle production mix, commodity price, foreign exchange, and wage inflation. These items were partially offset by continuous improvement and lean manufacturing, restructuring savings and material cost reductions.
Gross profit for the three months ended March 31, 2019 decreased 31.2% compared to the three months ended March 31, 2018. The decrease in margin was driven by vehicle production mix, commodity price and foreign exchange pressures, and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended March 31, 2019 was 9.9% of sales compared to 8.3% for the three months ended March 31, 2018. This increase was primarily due to additional costs for newly acquired businesses, general inflation and divestiture-related expenses for our AVS business, partially offset by savings from salaried employee initiatives.
Restructuring. Restructuring charges for the three months ended March 31, 2019 increased $10.6 million compared to the three months ended March 31, 2018. The increase was driven by higher restructuring charges in North America and Europe primarily related to salaried employee initiatives and in Asia Pacific mainly due to footprint rationalization.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2019 increased $2.1 million compared to the three months ended March 31, 2018, primarily due to higher amounts of outstanding debt primarily related to the ABL Facility.
Other Expense, Net. Other expense for the three months ended March 31, 2019 decreased $0.9 million compared to the three months ended March 31, 2018 primarily due to lower foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended March 31, 2019 was $2.3 million on loss before income taxes of $1.3 million. This compares to income tax expense of $11.9 million on earnings before income taxes of $69.3 million for the same period of 2018. The effective tax rate for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 differed primarily due to the geographic mix of pre-tax earnings and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions.

Segment Results of Operations
The Company operates in four reportable segments: North America, Europe, Asia Pacific and South America. Consistent with how management assesses performance of the segments, effective January 1, 2019, we changed the measurement of our segments to adjusted EBITDA. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items. The results of each segment include certain allocations for general, administrative, interest, and other shared costs.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
Sales

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Other
	(dollar amounts in thousands)
Sales to external customers
North America	$474,707	$499,178	$(24,471)	$(56,899)	$(3,440)	$35,868
Europe	254,599	292,401	(37,802)	(17,456)	(21,169)	823
Asia Pacific	127,495	149,175	(21,680)	(31,965)	(8,101)	18,386
South America	23,237	26,637	(3,400)	430	(3,830)	—
Consolidated	$880,038	$967,391	$(87,353)	$(105,890)	$(36,540)	$55,077

* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro, Chinese Renminbi, Brazilian Real, Mexican Peso and the Canadian Dollar.

•	Other includes the net impact of acquisitions.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Other
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$57,564	$86,776	$(29,212)	$(29,496)	$(2,631)	$(1,768)	$4,683
Europe	9,441	22,968	(13,527)	(10,299)	(1,930)	(964)	(334)
Asia Pacific	767	13,490	(12,723)	(17,908)	1,255	2,878	1,052
South America	(1,386)	(597)	(789)	532	(324)	(997)	—
Consolidated adjusted EBITDA	$66,386	$122,637	$(56,251)	$(57,171)	$(3,630)	$(851)	$5,401
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Canadian Dollar, Mexican Peso, Chinese Renminbi and Euro.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in material cost pressure and general inflation;

◦	Launch related activity for engineering, prototypes and tooling;

◦	Net operational efficiencies of $25.0 million primarily driven by our North America and Europe segments;

•	Other includes the net impact of acquisitions.

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 11. "Debt" to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
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
Subsequent Event
Subsequent to the end of the first quarter, on April 1, 2019, we completed the sale of our anti-vibration systems product line to Continental AG. The estimated net cash proceeds after taxes and transaction-related expenses and fees are expected to be approximately $220 million to $225 million.
Cash Flows
Operating Activities. Net cash used in operations was $1.8 million for the three months ended March 31, 2019, compared to net cash used in operations of $10.6 million for the three months ended March 31, 2018. The lower outflow was primarily due to timing of accounts payable and changes in accrued liabilities, partially offset by decreased earnings and the timing of customer payments.
Investing Activities. Net cash used in investing activities was $60.0 million for the three months ended March 31, 2019, compared to $70.2 million for the three months ended March 31, 2018. Cash used in investing activities consisted primarily of capital spending of $59.6 million and $67.9 million for the three months ended March 31, 2019 and 2018, respectively. We anticipate that we will spend approximately $180 million to $190 million on capital expenditures in 2019.
Financing Activities. Net cash provided by financing activities totaled $57.4 million for the three months ended March 31, 2019, compared to net cash used in financing activities of $15.0 million for the three months ended March 31, 2018. The cash inflow was primarily due to the increase in short-term debt, partially offset by the repurchase of common stock during the first quarter of 2019.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion.
During the three months ended March 31, 2019, we utilized $5.9 million of cash on hand to repurchase 85,000 shares of common stock. As of March 31, 2019, we had approximately $128.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases during the three months ended March 31, 2018.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2019	2018
	(dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,460)	$56,792
Income tax expense	2,331	11,891
Interest expense, net of interest income	11,932	9,800
Depreciation and amortization	36,605	36,259
EBITDA	$47,408	$114,742
Restructuring charges	17,715	7,125
Project costs (1)	1,263	—
Loss on refinancing and extinguishment of debt (2)	—	770
Adjusted EBITDA	$66,386	$122,637

(1)	Project costs related to acquisitions and planned divestiture.

(2)	Loss on refinancing and extinguishment of debt related to the applicable amendment of the Term Loan Facility entered into during such period.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 22. "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Recently Issued Accounting Pronouncements
See Note 2. "New Accounting Pronouncements" to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2019.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with us entering new markets; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions as a result of IRS issuing guidance on the Tax Cuts and Jobs Act; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
You should not place undue reliance on these forward-looking statements. Our forward-looking statements speak only as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise, except where we are expressly required to do so by law.
This quarterly report on Form 10-Q also contains estimates and other information that is based on industry publications, surveys, and forecasts. This information involves a number of assumptions and limitations, and we have not independently verified the accuracy or completeness of the information.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2018 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2019, we had approximately $128.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 19. "Common Stock" to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2019 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2019 through January 31, 2019	85,131	69.83	85,000	128.7
February 1, 2019 through February 28, 2019	38,217	66.26	—	128.7
March 1, 2019 through March 31, 2019	402	58.18	—	128.7
Total	123,750		85,000	128.7

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

(2)	Excluding commissions.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
10.1*	Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.2*	Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award).

10.3*	Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award).

10.4*	Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award).

10.5*	Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 2, 2019	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)