Form 10-Q
period 2019-06-30
Cooper-Standard Holdings Inc.
filed 2019-08-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, there were 16,901,689 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2019

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$764,806	$928,262	$1,644,844	$1,895,653
Cost of products sold	666,828	776,897	1,429,318	1,573,408
Gross profit	97,978	151,365	215,526	322,245
Selling, administration & engineering expenses	74,170	76,339	161,144	156,779
Gain on sale of business	(189,910)	—	(189,910)	—
Amortization of intangibles	5,148	3,399	8,923	6,805
Restructuring charges	5,927	10,013	23,642	17,138
Impairment charges	2,188	—	2,188	—
Operating profit	200,455	61,614	209,539	141,523
Interest expense, net of interest income	(11,575)	(9,973)	(23,507)	(19,773)
Equity in earnings of affiliates	1,891	1,248	4,249	2,935
Loss on refinancing and extinguishment of debt	—	—	—	(770)
Other expense, net	(1,781)	(557)	(2,577)	(2,276)
Income before income taxes	188,990	52,332	187,704	121,639
Income tax expense	44,239	9,130	46,570	21,021
Net income	144,751	43,202	141,134	100,618
Net loss (income) attributable to noncontrolling interests	545	(1,325)	702	(1,949)
Net income attributable to Cooper-Standard Holdings Inc.	$145,296	$41,877	$141,836	$98,669

Earnings per share:
Basic	$8.39	$2.33	$8.14	$5.48
Diluted	$8.36	$2.28	$8.11	$5.36
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$144,751	$43,202	$141,134	$100,618
Other comprehensive loss:
Currency translation adjustment	(6,113)	(38,254)	(3,894)	(25,562)
Benefit plan liabilities adjustment, net of tax	(2,947)	2,951	(1,560)	4,258
Fair value change of derivatives, net of tax	828	(3,222)	2,081	390
Other comprehensive loss, net of tax	(8,232)	(38,525)	(3,373)	(20,914)
Comprehensive income	136,519	4,677	137,761	79,704
Comprehensive loss (income) attributable to noncontrolling interests	1,199	285	952	(1,288)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$137,718	$4,962	$138,713	$78,416

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,779	$264,980
Accounts receivable, net	458,504	418,607
Tooling receivable	177,191	141,106
Inventories	184,435	175,572
Prepaid expenses	32,154	36,878
Other current assets	80,072	108,683
Assets held for sale	—	103,898
Total current assets	1,243,135	1,249,724
Property, plant and equipment, net	993,933	984,241
Operating lease right-of-use assets, net	94,646	—
Goodwill	142,151	143,681
Intangible assets, net	90,627	99,602
Other assets	140,342	145,855
Total assets	$2,704,834	$2,623,103

Liabilities and Equity
Current liabilities:
Debt payable within one year	$54,447	$101,323
Accounts payable	415,301	452,320
Payroll liabilities	120,396	92,604
Accrued liabilities	92,843	98,907
Current operating lease liabilities	25,730	—
Liabilities held for sale	—	71,195
Total current liabilities	708,717	816,349
Long-term debt	737,757	729,805
Pension benefits	134,644	138,771
Postretirement benefits other than pensions	47,868	40,901
Long-term operating lease liabilities	70,102	—
Other liabilities	46,594	37,775
Total liabilities	1,745,682	1,763,601
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,967,142 shares issued and 16,901,333 shares outstanding as of June 30, 2019, and 19,620,546 shares issued and 17,554,737 outstanding as of December 31, 2018	17	17
Additional paid-in capital	483,792	501,511
Retained earnings	701,647	576,025
Accumulated other comprehensive loss	(249,211)	(246,088)
Total Cooper-Standard Holdings Inc. equity	936,245	831,465
Noncontrolling interests	22,907	28,037
Total equity	959,152	859,502
Total liabilities and equity	$2,704,834	$2,623,103
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$576,025	$(246,088)	$831,465	$28,037	$859,502
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net loss	—	—	—	(3,460)	—	(3,460)	(157)	(3,617)
Other comprehensive income	—	—	—	—	4,455	4,455	404	4,859
Balance as of March 31, 2019	17,521,900	$17	$499,458	$565,864	$(241,633)	$823,706	$30,396	$854,102
Repurchase of common stock	(626,305)	—	(20,486)	(9,514)	—	(30,000)	—	(30,000)
Share-based compensation, net	5,738	—	3,522	1	—	3,523	—	3,523
Purchase of noncontrolling interests	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Net income (loss)	—	—	—	145,296	—	145,296	(545)	144,751
Other comprehensive loss	—	—	—	—	(7,578)	(7,578)	(654)	(8,232)
Balance as of June 30, 2019	16,901,333	$17	$483,792	$701,647	$(249,211)	$936,245	$22,907	$959,152

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	151,288	—	(73)	(4,714)	—	(4,787)	—	(4,787)
Purchase of noncontrolling interests	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Net income	—	—	—	56,792	—	56,792	624	57,416
Other comprehensive income	—	—	—	—	16,662	16,662	949	17,611
Balance as of March 31, 2018	18,065,887	$18	$510,060	$572,084	$(189,608)	$892,554	$30,405	$922,959
Repurchase of common stock	(276,696)	—	(13,696)	(29,829)	—	(43,525)	—	(43,525)
Share-based compensation, net	29,765	—	4,319	(610)	—	3,709	—	3,709
Contribution from noncontrolling interests	—	—	—	—	—	—	299	299
Net income	—	—	—	41,877	—	41,877	1,325	43,202
Other comprehensive loss	—	—	—	—	(36,915)	(36,915)	(1,610)	(38,525)
Balance as of June 30, 2018	17,818,956	$18	$500,683	$583,522	$(226,523)	$857,700	$30,419	$888,119
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$141,134	$100,618
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	65,550	66,367
Amortization of intangibles	8,923	6,805
Gain on sale of business	(189,910)	—
Impairment charges	2,188	—
Share-based compensation expense	6,482	10,342
Equity in earnings of affiliates, net of dividends related to earnings	668	1,573
Loss on refinancing and extinguishment of debt	—	770
Deferred income taxes	19,117	1,420
Other	2,030	1,029
Changes in operating assets and liabilities	(65,148)	(90,613)
Net cash (used in) provided by operating activities	(8,966)	98,311
Investing activities:
Capital expenditures	(95,496)	(106,699)
Acquisition of businesses, net of cash acquired	(452)	(6,195)
Proceeds from sale of business	243,362	—
Proceeds from sale of fixed assets and other	2,099	(139)
Net cash provided by (used in) investing activities	149,513	(113,033)
Financing activities:
Principal payments on long-term debt	(2,067)	(2,062)
(Decrease) increase in short-term debt, net	(47,351)	224
Purchase of noncontrolling interests	(4,797)	(2,450)
Repurchase of common stock	(36,550)	(43,525)
Taxes withheld and paid on employees' share-based payment awards	(2,733)	(11,279)
Contribution from noncontrolling interest and other	2,277	(327)
Net cash used in financing activities	(91,221)	(59,419)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,882)	(865)
Changes in cash, cash equivalents and restricted cash	46,444	(75,006)
Cash, cash equivalents and restricted cash at beginning of period	267,399	518,461
Cash, cash equivalents and restricted cash at end of period	$313,843	$443,455

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$310,779	$264,980
Restricted cash included in other current assets	55	18
Restricted cash included in other assets	3,009	2,401
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$313,843	$267,399
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
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 4. "Divestiture".
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2019 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-02, Leases (Topic 842)
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities for all leases (except for short-term leases). The Company made a policy election for all asset classes to exclude the balance sheet recognition of leases with a lease term, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. The new standard resulted in a material increase in right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheet beginning in 2019 and had no impact on our condensed consolidated income statement or to cash provided by (used in) operating, financing or investing activities on our condensed consolidated cash flow statements.
The difference between the lease assets and lease liabilities was recorded as an adjustment to the opening balance of retained earnings. The cumulative effects of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2019 were as follows:

	Balance as of December 31, 2018	Adjustments due to adoption of ASC 842	Balance as of January 1, 2019

Prepaid expenses	$36,878	$(2,704)	$34,174
Assets held for sale	103,898	9,559	113,457
Operating lease right-of-use assets, net	—	102,268	102,268
Accrued liabilities	98,907	(336)	98,571
Current operating lease liabilities	—	27,229	27,229
Liabilities held for sale	71,195	9,561	80,756
Long-term operating lease liabilities	—	75,276	75,276
Retained earnings	576,025	(2,607)	573,418

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
ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Amends guidance on the measurement of all expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts.
		The Company is currently evaluating the impact of this guidance on its accounting policies and its consolidated financial statements.	January 1, 2020

3. Acquisitions
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
LS Mtron Automotive Parts Acquisition
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. The acquisition adds jounce brake lines and charge air cooling technology to the Company’s automotive fluid transfer and fuel and brake delivery systems product lines and further expands core product offerings. The base purchase price was approximately $25,750, subject to certain adjustments. The noncontrolling interest was determined to have a fair value of $6,400. The results of operations of Cooper Standard Automotive and Industrial, Inc., are included in the Company’s condensed consolidated financial statements from the date of acquisition and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, with the total purchase price allocated on a preliminary basis which is subject to change as the Company continues its review of potential purchase price adjustments during the measurement period. The fair value of identifiable assets acquired and liabilities assumed approximated the fair value of the consideration transferred. Since completion of initial estimates in the fourth quarter of 2018, the Company has recorded insignificant measurement period adjustments due to working capital adjustments, which resulted in an increase to the base purchase price.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

4. Divestiture
In the third quarter of 2018, management approved a plan to sell the anti-vibration systems (“AVS”) product line within its North America, Europe and Asia Pacific segments. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of September 1, 2018, and depreciation of long-lived assets ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.
On November 2, 2018, the Company entered into a definitive agreement with an unaffiliated company to divest the AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,500, subject to certain adjustments. Cash proceeds received in the second quarter were $243,362 after adjusting for certain liabilities assumed by the purchaser. The net cash proceeds after taxes, post-closing adjustments and transaction-related expenses and fees are expected to be approximately $215,000 to $220,000. The Company recognized a gain on the divestiture of $189,910, subject to post-closing adjustments. In addition, at closing, the Company and Continental AG entered into certain ancillary agreements providing for the transition of the AVS product line.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

5. Revenue
Revenue is recognized for manufactured parts at a point in time, generally when products are shipped or delivered. The Company usually enters into agreements with customers to produce products at the beginning of a vehicle’s life. Blanket purchase orders received from customers and related documents generally establish the annual terms, including pricing, related to a vehicle model. Customers typically pay for parts based on customary business practices with payment terms generally between 30 and 90 days.
Revenue by customer group for the three months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$368,953	$189,160	$118,509	$25,027	$701,649
Commercial	5,927	7,872	17	60	13,876
Other	29,983	19,185	77	36	49,281
Revenue	$404,863	$216,217	$118,603	$25,123	$764,806

Revenue by customer group for the six months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$805,819	$414,611	$245,907	$48,219	$1,514,556
Commercial	12,266	16,297	17	83	28,663
Other	61,485	39,908	174	58	101,625
Revenue	$879,570	$470,816	$246,098	$48,360	$1,644,844

Revenue by customer group for the three months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$465,384	$247,656	$147,993	$23,412	$884,445
Commercial	5,746	9,557	1	95	15,399
Other	6,478	21,911	—	29	28,418
Revenue	$477,608	$279,124	$147,994	$23,536	$928,262
Revenue by customer group for the six months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$954,121	$508,312	$297,162	$49,862	$1,809,457
Commercial	11,099	19,137	7	240	30,483
Other	11,566	44,076	—	71	55,713
Revenue	$976,786	$571,525	$297,169	$50,173	$1,895,653

The automotive group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 4. "Divestiture".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$143,010	$143,988	$78,303	$19,016	$384,317
Fuel and brake delivery systems	123,978	31,023	26,309	6,044	187,354
Fluid transfer systems	114,381	21,514	13,980	63	149,938
Anti-vibration systems	—	158	11	—	169
Other	23,494	19,534	—	—	43,028
Consolidated	$404,863	$216,217	$118,603	$25,123	$764,806

Revenue by product line for the six months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$299,526	$299,548	$163,793	$36,844	$799,711
Fuel and brake delivery systems	255,681	66,321	51,500	11,379	384,881
Fluid transfer systems	227,829	44,312	29,341	137	301,619
Anti-vibration systems	56,457	20,807	1,464	—	78,728
Other	40,077	39,828	—	—	79,905
Consolidated	$879,570	$470,816	$246,098	$48,360	$1,644,844
Revenue by product line for the three months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$165,872	$175,637	$116,484	$17,479	$475,472
Fuel and brake delivery systems	139,308	36,661	24,234	5,973	206,176
Fluid transfer systems	107,495	23,055	5,042	84	135,676
Anti-vibration systems	64,751	20,567	2,234	—	87,552
Other	182	23,204	—	—	23,386
Consolidated	$477,608	$279,124	$147,994	$23,536	$928,262
Revenue by product line for the six months ended June 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$338,683	$360,089	$234,374	$37,388	$970,534
Fuel and brake delivery systems	278,109	75,614	46,329	12,576	412,628
Fluid transfer systems	227,168	46,064	11,656	209	285,097
Anti-vibration systems	132,272	41,749	4,810	—	178,831
Other	554	48,009	—	—	48,563
Consolidated	$976,786	$571,525	$297,169	$50,173	$1,895,653

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the six months ended June 30, 2019 were not materially impacted by any other factors.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2019	December 31, 2018	Change
Contract assets	$3,997	$14,757	$(10,760)
Contract liabilities	(55)	(143)	88
Net contract assets	$3,942	$14,614	$(10,672)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring expense by segment for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$789	$1,896	$7,922	$3,001
Europe	4,067	7,724	11,620	13,253
Asia Pacific	1,061	332	3,947	769
South America	10	61	153	115
Total	$5,927	$10,013	$23,642	$17,138

Restructuring activity for the six months ended June 30, 2019 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2018	$9,398	$3,829	$13,227
Expense	17,085	6,557	23,642
Cash payments	(11,013)	(6,520)	(17,533)
Foreign exchange translation and other	(82)	15	(67)
Balance as of June 30, 2019	$15,388	$3,881	$19,269

7. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Finished goods	$51,127	$50,999
Work in process	45,487	37,815
Raw materials and supplies	87,821	86,758
	$184,435	$175,572

8. Leases
On January 1, 2019, the Company adopted ASC 842, Leases, and all related amendments using the modified retrospective method. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2019. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
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
Variable lease expense includes payments based upon changes in a rate or index, such as consumer price indexes, as well as usage of the leased asset. Short-term lease expense includes leases with terms, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$7,985	$16,665
Short-term lease expense	1,132	1,811
Variable lease expense	319	534
Finance lease expense:
Amortization of right-of-use assets	572	1,015
Interest on lease liabilities	452	907
Total lease expense	$10,460	$20,932

Other information related to leases was as follows:

Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,071
Operating cash flows for finance leases	759
Financing cash flows for finance leases	442
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,807
Finance leases	9,476

Weighted Average Remaining Lease Term (in years)
Operating leases	5.6
Finance leases	11.9

Weighted Average Discount Rate
Operating leases	4.7%
Finance leases	9.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2019	$15,654	$1,425
2020	25,196	2,895
2021	17,301	2,703
2022	13,458	2,542
2023	11,429	2,309
Thereafter	26,970	21,600
Total future minimum lease payments	110,008	33,474
Less imputed interest	(14,176)	(13,728)
Total	$95,832	$19,746

Amounts recognized in the condensed consolidated balance sheet as of June 30, 2019
Operating lease right-of-use assets, net	$94,646	$—
Debt payable within one year	—	1,593
Current operating lease liabilities	25,730	—
Long-term debt	—	18,153
Long-term operating lease liabilities	70,102	—

As of June 30, 2019, assets recorded under finance leases, net of accumulated depreciation were $20,849. As of June 30, 2019, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $57,624. These operating leases will commence between 2019 and 2020 with lease terms up to 15 years.
9. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2019	December 31, 2018
Land and improvements	$72,459	$72,931
Buildings and improvements	313,487	313,722
Machinery and equipment	1,122,323	1,076,369
Construction in progress	202,311	192,533
	1,710,580	1,655,555
Accumulated depreciation	(716,647)	(671,314)
Property, plant and equipment, net	$993,933	$984,241

Due to the continuing adverse financial results in certain Asia Pacific locations, the Company took an impairment charge related to machinery and equipment of $2,188 during the second quarter of 2019. The fair value of buildings and machinery and equipment was determined using market value and estimated orderly liquidation value, respectively, which was deemed the highest and best use of the assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Goodwill and Intangible Assets
Goodwill
The balance of goodwill relates to the North America reporting unit. Changes in the carrying amount of goodwill by reportable operating segment for the six months ended June 30, 2019 were as follows:

North America
Balance as of December 31, 2018	$143,681
Adjustments related to recent acquisitions	(1,689)
Foreign exchange translation	159
Balance as of June 30, 2019	$142,151

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2019.
Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,732	$(106,407)	$50,325
Other	45,845	(5,543)	40,302
Balance as of June 30, 2019	$202,577	$(111,950)	$90,627

Customer relationships	$157,286	$(98,937)	$58,349
Other	45,401	(4,148)	41,253
Balance as of December 31, 2018	$202,687	$(103,085)	$99,602
11. Debt
A summary of outstanding debt as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019	December 31, 2018
Senior Notes	$394,756	$394,399
Term Loan	327,273	328,485
ABL Facility	—	50,000
Finance leases	19,746	10,297
Other borrowings	50,429	47,947
Total debt	792,204	831,128
Less current portion	(54,447)	(101,323)
Total long-term debt	$737,757	$729,805

5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2019 and December 31, 2018, the Company had $5,244 and $5,601 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.

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
As of June 30, 2019 and December 31, 2018, the Company had $2,570 and $2,866 of unamortized debt issuance costs, respectively, and $1,657 and $1,849 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a $210,000 Third Amended and Restated Loan Agreement of its senior asset-based revolving credit facility (“ABL Facility”).
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase. As of June 30, 2019, there were no obligations outstanding drawn under the ABL Facility, and subject to borrowing base availability, the Company had $168,240 in availability, less outstanding letters of credit of $9,392.
Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on November 2, 2021.
As of June 30, 2019 and December 31, 2018, the Company had $835 and $1,015, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility as of June 30, 2019.
Other
Other borrowings as of June 30, 2019 and December 31, 2018 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018	Input
Forward foreign exchange contracts - other current assets	$2,067	$277	Level 2
Forward foreign exchange contracts - accrued liabilities	(24)	(925)	Level 2

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. "Acquisitions" and Note 9. "Property, Plant and Equipment".
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	June 30, 2019	December 31, 2018
Aggregate fair value	$686,346	$684,687
Aggregate carrying value (1)	731,500	733,200

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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of net income.

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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of June 30, 2019 and December 31, 2018, the notional amount of these contracts was $77,941 and $154,237, respectively, and consisted of hedges of transactions up to March 2020.
Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of June 30, 2019, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Forward foreign exchange contracts	$1,867	$(3,765)	$3,810	$1,160
Interest rate swaps	—	105	—	443
Total	$1,867	$(3,660)	$3,810	$1,603

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended June 30,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$827	$145
Interest rate swaps	Interest expense, net of interest income	—	18
Total		$827	$163

		Gain (Loss) Reclassified from AOCI to Income
		Six Months Ended June 30,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$1,152	$630
Interest rate swaps	Interest expense, net of interest income	—	(193)
Total		$1,152	$437

13. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of net income. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheet. Amounts outstanding under receivable transfer

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

agreements entered into by various locations as of the period end were as follows:

	June 30, 2019	December 31, 2018
Off-balance sheet arrangements	$93,842	$100,409

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accounts receivable factored	$94,284	$152,996	$267,987	$369,567
Costs	148	333	473	717

The Company continues to service sold receivables and acts as collection agent for the Factor. As of June 30, 2019 and December 31, 2018, cash collections on behalf of the Factor that have yet to be remitted were $7,706 and $14,542, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
14. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$189	$943	$213	$1,065
Interest cost	2,952	1,063	2,706	1,050
Expected return on plan assets	(4,155)	(591)	(4,354)	(633)
Amortization of prior service cost and actuarial loss	781	593	601	668
Net periodic benefit (income) cost	$(233)	$2,008	$(834)	$2,150

	Pension Benefits
	Six Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$378	$2,054	$426	$2,161
Interest cost	5,904	2,123	5,412	2,120
Expected return on plan assets	(8,310)	(1,186)	(8,708)	(1,265)
Amortization of prior service cost and actuarial loss	1,562	1,209	1,202	1,356
Net periodic benefit (income) cost	$(466)	$4,200	$(1,668)	$4,372

	Other Postretirement Benefits
	Three Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$25	$91	$77	$124
Interest cost	202	179	300	198
Amortization of prior service credit and actuarial gain	(566)	93	(418)	77
Other	—	—	1	—
Net periodic benefit (income) cost	$(339)	$363	$(40)	$399

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Six Months Ended June 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$66	$208	$154	$250
Interest cost	461	382	600	396
Amortization of prior service credit and actuarial gain	(1,308)	131	(836)	154
Other	—	—	2	—
Net periodic benefit (income) cost	$(781)	$721	$(80)	$800

The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of net income. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of net income for all periods presented.
15. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency losses	$(1,172)	$(121)	$(1,456)	$(1,709)
Components of net periodic benefit cost other than service cost	(551)	(196)	(968)	(433)
Losses on sales of receivables	(148)	(392)	(473)	(717)
Miscellaneous income	90	152	320	583
Other expense, net	$(1,781)	$(557)	$(2,577)	$(2,276)

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
Income tax expense, income before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense	$44,239	$9,130	$46,570	$21,021
Income before income taxes	188,990	52,332	187,704	121,639
Effective tax rate	23%	17%	25%	17%

The effective tax rate for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was higher primarily due to the geographic mix of increased pre-tax earnings as a result of the sale of the AVS product line and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. The income tax rate for the three and six months ended June 30, 2019 and 2018 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.

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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available to Cooper-Standard Holdings Inc. common stockholders	$145,296	$41,877	$141,836	$98,669

Basic weighted average shares of common stock outstanding	17,312,359	18,000,579	17,423,162	17,996,058
Dilutive effect of common stock equivalents	64,099	371,196	67,806	423,894
Diluted weighted average shares of common stock outstanding	17,376,458	18,371,775	17,490,968	18,419,952

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$8.39	$2.33	$8.14	$5.48

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$8.36	$2.28	$8.11	$5.36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Foreign currency translation adjustment
Balance at beginning of period	$(139,440)		$(83,742)		$(141,255)		$(95,485)
Other comprehensive loss before reclassifications	(5,459)	(1)	(36,644)	(1)	(3,644)	(1)	(24,901)	(1)
Balance at end of period	$(144,899)		$(120,386)		$(144,899)		$(120,386)
Benefit plan liabilities
Balance at beginning of period	$(102,988)		$(108,011)		$(104,375)		$(100,749)
Other comprehensive (loss) income before reclassifications	(3,225)	(2)	2,365	(2)	(2,348)	(2)	1,790	(2)
Amounts reclassified from accumulated other comprehensive loss	278	(3)	586	(4)	788	(5)	(6,101)	(6)
Balance at end of period	$(105,935)		$(105,060)		$(105,935)		$(105,060)
Fair value change of derivatives
Balance at beginning of period	$795		$2,145		$(458)		$(1,397)
Other comprehensive income (loss) before reclassifications	1,438	(7)	(3,080)	(7)	2,928	(7)	902	(7)
Amounts reclassified from accumulated other comprehensive loss	(610)	(8)	(142)	(8)	(847)	(8)	(582)	(8)
Balance at end of period	$1,623		$(1,077)		$1,623		$(1,077)
Accumulated other comprehensive loss, ending balance	$(249,211)		$(226,523)		$(249,211)		$(226,523)

(1)
Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(848) and $(7,953) for the three months ended June 30, 2019 and 2018, respectively, and $1,966 and $(10,240) for the six months ended June 30, 2019 and 2018, respectively.

(2)
Net of tax (benefit) expense of $(918) and $8,530 for the three months ended June 30, 2019 and 2018, respectively, and $(907) and $8,725 for the six months ended June 30, 2019 and 2018, respectively. Includes other comprehensive loss of $3,224 for each of the three and six months ended June 30, 2019 related to benefit plan liability remeasurement due to the divestiture of the Company’s AVS product line. See Note 4. "Divestiture".

(3)
Includes the effect of the amortization of actuarial losses of $970, offset by the amortization of prior service credits of $34, net settlement gain of $65 and curtailment gain of $204, net of tax of $389. The settlement and curtailment relate to the divestiture of the Company’s AVS product line. See Note 4. "Divestiture" and Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(4)	Includes the amortization of actuarial losses of $961, offset by prior service credits of $81, net of tax of $234. See Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(5)
Includes the effect of the amortization of actuarial losses of $1,743, offset by the amortization of prior service credits of $113, net settlement gain of $65 and curtailment gain of $204, net of tax of $573. The settlement and curtailment relate to the divestiture of the Company’s AVS product line. See Note 4. "Divestiture" and Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(6)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $159, offset by curtailment loss of $1,188 and the amortization of actuarial losses of $1,986, net of tax of $487. See Note 14. "Pension and Postretirement Benefits Other Than Pensions".

(7)
Net of tax expense (benefit) of $429 and $(580) for the three months ended June 30, 2019 and 2018, respectively, and $882 and $701 for the six months ended June 30, 2019 and 2018, respectively. See Note 12. "Fair Value Measurements and Financial Instruments".

(8)
Net of tax expense of $217 and $21 for the three months ended June 30, 2019 and 2018, respectively, and $305 and $134 for the six months ended June 30, 2019 and 2018, respectively. Includes the effect of the adoption of ASU 2018-02 of $70 for the six months ended June 30, 2018. See Note 12. "Fair Value Measurements and Financial Instruments".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

19. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2019, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
2019 Repurchases
In May 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock pursuant to the 2018 Program. Under the ASR agreement, the Company made an up-front payment of $30,000 and received an initial delivery of 626,305 shares of its common stock in the second quarter of 2019. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company’s common stock during that period. The ASR is expected to be completed no later than the third quarter of 2019.
In addition to the repurchase under the ASR agreement, during the six months ended June 30, 2019, the Company repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5,937.
2018 Repurchases
In June 2018, the Company entered into an ASR agreement with a third-party financial institution to repurchase the Company’s common stock. Under this ASR agreement, the Company made an up-front payment of $35,000 and received an initial delivery of 207,193 shares in the second quarter of 2018. The ASR was completed in the third quarter of 2018 when the Company received an additional 51,092 shares. A total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share.
In addition to the repurchase under this ASR agreement, during the six months ended June 30, 2018, the Company repurchased 69,503 shares of its common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8,524.
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
Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PUs	$241	$3,084	$890	$3,379
RSUs	2,287	2,568	4,009	5,309
Stock options	768	815	1,583	1,654
Total	$3,296	$6,467	$6,482	$10,342

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

21. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales(1)	$8,099	$8,007	$15,533	$16,080
Purchases(2)	399	236	724	410
Dividends received(3)	—	—	4,917	4,508

(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO as of June 30, 2019 were $6,030. Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of December 31, 2018 were $6,066. On April 1, 2019, the Company sold its equity interest in Sujan Cooper Standard AVS Private Limited in connection with the divestiture of its AVS product line. See Note 4. "Divestiture".
22. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $5,433 and $4,668, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

23. Segment Reporting
The Company has determined that it operates in four reportable segments: North America, Europe, Asia Pacific and South America. The Company’s principal products within each of these segments are sealing, fuel and brake delivery, and fluid transfer systems. During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. On April 1, 2019, the Company completed the divestiture of the AVS product line.
Effective January 1, 2019, the Company changed the measurement of its operating segments to segment adjusted EBITDA. The results of each segment include certain allocations for general, administrative and other shared costs. Segment adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2019			2018
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$404,863	$3,235	$54,867	$477,608	$3,993	$82,672
Europe	216,217	3,121	6,082	279,124	3,710	16,292
Asia Pacific	118,603	877	(1,586)	147,994	1,275	11,304
South America	25,123	48	(1,284)	23,536	41	(2,361)
Eliminations and other	—	(7,281)	—	—	(9,019)	—
Consolidated	$764,806	$—	$58,079	$928,262	$—	$107,907

	Six Months Ended June 30,
	2019			2018
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$879,570	$6,686	$112,431	$976,786	$7,619	$169,448
Europe	470,816	6,206	15,523	571,525	7,417	39,260
Asia Pacific	246,098	1,618	(819)	297,169	2,994	24,794
South America	48,360	53	(2,670)	50,173	55	(2,958)
Eliminations and other	—	(14,563)	—	—	(18,085)	—
Consolidated	$1,644,844	$—	$124,465	$1,895,653	$—	$230,544

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$58,079	$107,907	$124,465	$230,544
Gain on sale of business	189,910	—	189,910	—
Restructuring charges	(5,927)	(10,013)	(23,642)	(17,138)
Impairment charges	(2,188)	—	(2,188)	—
Project costs	(405)	—	(1,668)	—
Lease termination costs	(491)	—	(491)	—
Loss on refinancing and extinguishment of debt	—	—	—	(770)
EBITDA	$238,978	$97,894	$286,386	$212,636
Income tax expense	(44,239)	(9,130)	(46,570)	(21,021)
Interest expense, net of interest income	(11,575)	(9,973)	(23,507)	(19,773)
Depreciation and amortization	(37,868)	(36,914)	(74,473)	(73,173)
Net income attributable to Cooper-Standard Holdings Inc.	$145,296	$41,877	$141,836	$98,669

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	June 30, 2019	December 31, 2018
Segment assets
North America	$1,239,977	$1,174,604
Europe	597,866	541,495
Asia Pacific	610,520	616,093
South America	67,789	54,629
Eliminations and other	188,682	236,282
Consolidated	$2,704,834	$2,623,103

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
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems business. On April 1, 2019, we completed the divestiture of the anti-vibration systems business.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region.
In North America, general economic conditions have been strong and relatively stable since 2018. Led by the United States, economic growth in the region is expected to continue through 2019, albeit at a more modest rate than last year. Consumer confidence and employment levels remain healthy. Continued uncertainty regarding global trade relationships and Federal Reserve interest rate policies, among other factors, could dampen economic momentum, while positive developments in these areas could be a positive catalyst. Modest economic growth is also expected to continue in Canada and Mexico in 2019. The mix of vehicles produced and sold in North America continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, economic momentum slowed in the second half of 2018, which has carried over into the first half of 2019. Geopolitical concerns, the implementation of new environmental regulations in the automotive industry and the slowing of economic conditions within key trading partner countries have weighed on consumer confidence and industrial investment. The continuation of global trade tensions, financial pressures within some of the key European Union member countries and Britain’s pending separation from the European Union (“Brexit”) will continue to create a high level of uncertainty and challenge the regional economic outlook for 2019.
In Asia Pacific, China economic growth is lower than 2018 as rising debt, higher interest rates, inflation and uncertainty are pressuring domestic consumption, while continuing tension within U.S.-China trade relationships is impacting exports. The Chinese government has announced a series of tax cuts and increased planned investment in infrastructure projects in order to stimulate the economy.
In South America, the Brazilian economy has slowed, with GDP contracting slightly in the first quarter 2019. Exports, capital investment and private consumption have all been trending lower. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.

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
Light vehicle production in certain regions for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2019(1)	2018(1)	% Change	2019(1)	2018(1)	% Change
North America	4.3	4.4	(2.1)%	8.5	8.7	(2.5)%
Europe	5.6	6.0	(6.6)%	11.2	11.9	(5.6)%
Asia Pacific(2)	11.1	12.2	(8.9)%	22.8	24.7	(7.5)%
South America	0.9	0.9	(1.7)%	1.6	1.7	(3.1)%

(1)	Production data based on IHS Automotive, July 2019.

(2)
Includes Greater China units of 5.6 million and 6.7 million for the three months ended June 30, 2019 and 2018, respectively, and 11.7 million and 13.5 million for the six months ended June 30, 2019 and 2018, respectively.

In North America, second quarter total vehicle production declined compared to the second quarter of 2018. Continuing recent trends in consumer demand, production of passenger cars declined while production of sport utility vehicles and crossover vehicles increased. We expect these trends to continue in North America throughout 2019.
European and Asia Pacific light vehicle production declined significantly as well, reflecting geopolitical instability, including uncertainty around tariffs and global trade relations in both regions and Brexit uncertainty in Europe. Accordingly, we remain cautious on the impact through the remainder of the year.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(dollar amounts in thousands)
Sales	$764,806	$928,262	$(163,456)	$1,644,844	$1,895,653	$(250,809)
Cost of products sold	666,828	776,897	(110,069)	1,429,318	1,573,408	(144,090)
Gross profit	97,978	151,365	(53,387)	215,526	322,245	(106,719)
Selling, administration & engineering expenses	74,170	76,339	(2,169)	161,144	156,779	4,365
Gain on sale of business	(189,910)	—	(189,910)	(189,910)	—	(189,910)
Amortization of intangibles	5,148	3,399	1,749	8,923	6,805	2,118
Restructuring charges	5,927	10,013	(4,086)	23,642	17,138	6,504
Impairment charges	2,188	—	2,188	2,188	—	2,188
Operating profit	200,455	61,614	138,841	209,539	141,523	68,016
Interest expense, net of interest income	(11,575)	(9,973)	(1,602)	(23,507)	(19,773)	(3,734)
Equity in earnings of affiliates	1,891	1,248	643	4,249	2,935	1,314
Loss on refinancing and extinguishment of debt	—	—	—	—	(770)	770
Other expense, net	(1,781)	(557)	(1,224)	(2,577)	(2,276)	(301)
Income before income taxes	188,990	52,332	136,658	187,704	121,639	66,065
Income tax expense	44,239	9,130	35,109	46,570	21,021	25,549
Net income	144,751	43,202	101,549	141,134	100,618	40,516
Net loss (income) attributable to noncontrolling interests	545	(1,325)	1,870	702	(1,949)	2,651
Net income attributable to Cooper-Standard Holdings Inc.	$145,296	$41,877	$103,419	$141,836	$98,669	$43,167

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Sales
Sales for the three months ended June 30, 2019 decreased 17.6%, compared to the three months ended June 30, 2018.

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$764,806	$928,262	$(163,456)	$(100,258)	$(25,606)	$(37,592)
* Net of customer price reductions
Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$666,828	$776,897	$(110,069)	$(46,922)	$(18,281)	$(44,866)
Gross profit	97,978	151,365	(53,387)	(53,336)	(7,325)	7,274
Gross profit percentage of sales	12.8%	16.3%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 50% of total cost of products sold for the three months ended June 30, 2019 and 51% of total cost of products sold for the three months ended June 30, 2018. Cost of products sold was driven by continuous improvement and lean manufacturing, the sale of our anti-vibration systems (“AVS”) product line, restructuring savings, and material cost reductions. These items were partially offset by vehicle production volume and mix, commodity price fluctuations, foreign exchange, tariffs and wage inflation.
Gross profit for the three months ended June 30, 2019 decreased 53.4 million or 35.3% compared to the three months ended June 30, 2018. The decrease was driven by vehicle production volume and mix, commodity price inflation and foreign exchange pressures, tariffs, and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended June 30, 2019 was 9.7% of sales compared to 8.2% for the three months ended June 30, 2018. The increase in rate was primarily due to lower sales. The decrease in expense was driven by savings generated from salaried employee initiatives and the sale of our anti-vibration systems (“AVS”) product line, partially offset by additional costs for newly acquired businesses, higher compensation-related expenses and general inflation.
Gain on Sale of Business. Gain on sale of business of $189.9 million for the three months ended June 30, 2019 related to the sale of our anti-vibration systems (“AVS”) product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019.
Restructuring. Restructuring charges for the three months ended June 30, 2019 decreased $4.1 million compared to the three months ended June 30, 2018. The decrease was driven by lower restructuring charges in North America and Europe as certain salaried employee initiatives were completed, partially offset by Asia Pacific mainly due to footprint rationalization.
Impairment Charges. Non-cash impairment charges of $2.2 million for the three months ended June 30, 2019 related to machinery and equipment were recorded due to the continuing adverse financial results in certain Asia Pacific locations.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2019 increased $1.6 million compared to the three months ended June 30, 2018, primarily due to higher outstanding debt balances.
Other Expense, Net. Other expense for the three months ended June 30, 2019 increased $1.2 million compared to the three months ended June 30, 2018 primarily due to higher foreign currency losses.

Income Tax Expense. Income tax expense for the three months ended June 30, 2019 was $44.2 million on earnings before income taxes of $189.0 million. This compares to income tax expense of $9.1 million on earnings before income taxes of $52.3 million for the same period of 2018. The effective tax rate for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 differed primarily due to the geographic mix of increased pre-tax earnings as a result of the sale of the AVS product line and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions.
Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Sales
Sales for the six months ended June 30, 2019 decreased 13.2%, compared to the six months ended June 30, 2018.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$1,644,844	$1,895,653	$(250,809)	$(206,148)	$(62,146)	$17,485
* Net of customer price reductions
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,429,318	$1,573,408	$(144,090)	$(95,641)	$(51,916)	$3,467
Gross profit	215,526	322,245	(106,719)	(110,507)	(10,230)	14,018
Gross profit percentage of sales	13.1%	17.0%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of total cost of products sold for each of the six months ended June 30, 2019 and 2018. Cost of products sold was driven by continuous improvement and lean manufacturing, the sale of our anti-vibration systems (“AVS”) product line, restructuring savings, and material cost reductions. These items were partially offset by vehicle production volume and mix, commodity price fluctuations, foreign exchange, tariffs and wage inflation.
Gross profit for the six months ended June 30, 2019 decreased 33.1% compared to the six months ended June 30, 2018. The decrease was driven by vehicle production volume and mix, commodity price inflation and foreign exchange pressures, tariffs and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the six months ended June 30, 2019 was 9.8% of sales compared to 8.3% for the six months ended June 30, 2018. This increase was primarily due to additional costs for newly acquired businesses, divestiture-related expenses for our AVS business and general inflation, partially offset by savings from salaried employee initiatives.
Gain on Sale of Business. Gain on sale of business of $189.9 million for the six months ended June 30, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019.
Restructuring. Restructuring charges for the six months ended June 30, 2019 increased $6.5 million compared to the six months ended June 30, 2018. The increase was driven by higher restructuring charges in North America primarily related to salaried employee initiatives and in Asia Pacific mainly due to footprint rationalization.
Impairment Charges. Non-cash impairment charges of $2.2 million for the six months ended June 30, 2019 related to machinery and equipment were recorded due to the continuing adverse financial results in certain Asia Pacific locations.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2019 increased $3.7 million compared to the six months ended June 30, 2018, primarily due to higher outstanding debt balances.

Other Expense, Net. Other expense for the six months ended June 30, 2019 increased $0.3 million compared to the six months ended June 30, 2018 primarily due to higher benefit related costs.
Income Tax Expense. Income tax expense for the six months ended June 30, 2019 was $46.6 million on earnings before income taxes of $187.7 million. This compares to income tax expense of $21.0 million on earnings before income taxes of $121.6 million for the same period of 2018. The effective tax rate for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 differed primarily due to the geographic mix of increased pre-tax earnings as a result of the sale of the AVS product line and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Sales

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$404,863	$477,608	$(72,745)	$(39,189)	$(1,629)	$(31,927)
Europe	216,217	279,124	(62,907)	(28,740)	(13,686)	(20,481)
Asia Pacific	118,603	147,994	(29,391)	(36,146)	(8,061)	14,816
South America	25,123	23,536	1,587	3,817	(2,230)	—
Consolidated	$764,806	$928,262	$(163,456)	$(100,258)	$(25,606)	$(37,592)
* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro, Chinese Renminbi, Brazilian Real and the Canadian Dollar.
Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$54,867	$82,672	$(27,805)	$(25,927)	$(583)	$2,286	$(3,581)
Europe	6,082	16,292	(10,210)	(11,611)	(1,185)	2,498	88
Asia Pacific	(1,586)	11,304	(12,890)	(17,096)	(1,452)	5,821	(163)
South America	(1,284)	(2,361)	1,077	1,298	206	(427)	—
Consolidated adjusted EBITDA	$58,079	$107,907	$(49,828)	$(53,336)	$(3,014)	$10,178	$(3,656)
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Chinese Renminbi, Euro, Canadian Dollar, Mexican Peso, Polish Zloty and Czech Koruna.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in commodity cost pressure, general inflation and tariffs;

◦	Launch related activity for engineering, prototypes and tooling; and

◦	Net operational efficiencies of $26.5 million primarily driven by our North America, Europe and Asia Pacific segments.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
Sales

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$879,570	$976,786	$(97,216)	$(96,088)	$(5,069)	$3,941
Europe	470,816	571,525	(100,709)	(46,196)	(34,855)	(19,658)
Asia Pacific	246,098	297,169	(51,071)	(68,111)	(16,162)	33,202
South America	48,360	50,173	(1,813)	4,247	(6,060)	—
Consolidated	$1,644,844	$1,895,653	$(250,809)	$(206,148)	$(62,146)	$17,485
* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro, Chinese Renminbi, Brazilian Real, Mexican Peso and the Canadian Dollar.
Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$112,431	$169,448	$(57,017)	$(55,423)	$(3,214)	$518	$1,102
Europe	15,523	39,260	(23,737)	(21,910)	(3,115)	1,534	(246)
Asia Pacific	(819)	24,794	(25,613)	(35,004)	(197)	8,699	889
South America	(2,670)	(2,958)	288	1,830	(118)	(1,424)	—
Consolidated adjusted EBITDA	$124,465	$230,544	$(106,079)	$(110,507)	$(6,644)	$9,327	$1,745
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Chinese Renminbi, Euro, Canadian Dollar and Mexican Peso, partially offset by the Brazilian Real, Polish Zloty and Czech Koruna.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in commodity cost pressure, general inflation, and tariffs;

◦	Launch related activity for engineering, prototypes and tooling; and

◦	Net operational efficiencies of $51.5 million primarily driven by our North America, Europe and Asia Pacific segments.
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
Based on our current and anticipated levels of operations and the conditions in our markets and industry, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions and other factors.
Cash Flows
Operating Activities. Net cash used in operations was $9.0 million for the six months ended June 30, 2019, compared to net cash provided by operations of $98.3 million for the six months ended June 30, 2018. The outflow was primarily due to decreased cash earnings and timing of customer payments, partially offset by changes in accrued liabilities.
Investing Activities. Net cash provided by investing activities was $149.5 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $113.0 million for the six months ended June 30, 2018. Cash provided by investing activities consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending of $95.5 million for the six months ended June 30, 2019. We anticipate that we will spend approximately $175 million to $185 million on capital expenditures in 2019.
Financing Activities. Net cash used in financing activities totaled $91.2 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $59.4 million for the six months ended June 30, 2018. The change was primarily due to the repayment of our revolving credit facility and local borrowing lines. Cash used for stock repurchases was $36.6 million and $43.5 million for the six months ended June 30, 2019 and 2018, respectively.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of June 30, 2019, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
2019 Repurchases
In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase our common stock pursuant to the 2018 Program. Under the ASR agreement, we made an up-front payment of $30.0 million and received an initial delivery of 626,305 shares of our common stock in the second quarter of 2019. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of our common stock during that period. The ASR is expected to be completed no later than the third quarter of 2019.
In addition to the repurchase under the ASR agreement, during the six months ended June 30, 2019, we utilized $5.9 million of cash on hand to repurchase 85,000 shares of common stock.
2018 Repurchases
In June 2018, we entered into an accelerated repurchase (“ASR”) agreement with a third-party financial institution to repurchase our common stock. Under this ASR agreement, we made an up-front payment of $35.0 million and received an initial delivery of 207,193 shares in the second quarter of 2018. The ASR was completed in the third quarter of 2018 when we received an additional 51,092 shares. A total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share.

In addition to the repurchase under this ASR agreement, during the six months ended June 30, 2018, we repurchased 69,503 shares of our common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8.5 million.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$145,296	$41,877	$141,836	$98,669
Income tax expense	44,239	9,130	46,570	21,021
Interest expense, net of interest income	11,575	9,973	23,507	19,773
Depreciation and amortization	37,868	36,914	74,473	73,173
EBITDA	$238,978	$97,894	$286,386	$212,636
Gain on sale of business (1)	(189,910)	—	(189,910)	—
Restructuring charges	5,927	10,013	23,642	17,138
Impairment charges (2)	2,188	—	2,188	—
Project costs (3)	405	—	1,668	—
Lease termination costs (4)	491	—	491	—
Loss on refinancing and extinguishment of debt (5)	—	—	—	770
Adjusted EBITDA	$58,079	$107,907	$124,465	$230,544

(1)	Gain on sale of AVS product line. See Note 4. "Divestiture."

(2)	Non-cash impairment charges related to fixed assets.

(3)	Project costs recorded in selling, administration and engineering expense related to acquisitions and divestiture.

(4)	Lease termination costs no longer recorded as Restructuring charges in accordance with ASC 842. See Note 2. "New Accounting Pronouncements."

(5)	Loss on refinancing and extinguishment of debt related to the applicable amendment of the Term Loan Facility entered into during such period.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2019.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2019, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 19. "Common Stock" to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report.
In May 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock pursuant to its common stock repurchase program. Pursuant to the ASR agreement, the Company made an up-front payment of $30 million, from cash on hand, to the financial institution and received an initial delivery of 626,305 shares in the second quarter of 2019. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company’s common stock during that period. The ASR is expected to be completed no later than the third quarter of 2019.
A summary of our shares of common stock repurchased during the three months ended June 30, 2019 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(3)
April 1, 2019 through April 30, 2019	203	46.96	—	128.7
May 1, 2019 through May 31, 2019(4)	626,397	39.39	626,305	98.7
June 1, 2019 through June 30, 2019	6,596	43.71	—	98.7
Total	633,196		626,305	98.7

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

(2)	Excluding commissions.

(3)	Includes the $30 million up-front payment made under the ASR Agreement.

(4)
Under the ASR agreement, the Company paid $30 million and received an initial delivery of 626,305 shares of its common stock in the second quarter of 2019. The average price paid per share reflected in the table for the ASR transaction was based upon the fair market value for the shares on the date the ASR agreement was executed. The total number of shares to be ultimately delivered, and therefore the average price paid per share, will be determined at the end of the repurchase period based on the volume weighted average price of the Company’s common stock during that period. See Note 19. "Common Stock" to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

COOPER-STANDARD HOLDINGS INC.

August 2, 2019	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)