Form 10-Q
period 2019-09-30
Cooper-Standard Holdings Inc.
filed 2019-11-07
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 16,838,724 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2019

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$729,021	$861,653	$2,373,865	$2,757,306
Cost of products sold	659,313	741,998	2,088,631	2,315,406
Gross profit	69,708	119,655	285,234	441,900
Selling, administration & engineering expenses	63,020	82,134	224,164	238,913
Gain on sale of business	1,730	—	(188,180)	—
Gain on sale of land	—	(10,714)	—	(10,714)
Amortization of intangibles	4,250	3,791	13,173	10,596
Restructuring charges	5,572	2,703	29,214	19,841
Impairment charges	1,958	—	4,146	—
Operating profit (loss)	(6,822)	41,741	202,717	183,264
Interest expense, net of interest income	(10,351)	(9,983)	(33,858)	(29,756)
Equity in earnings of affiliates	1,515	1,413	5,764	4,348
Loss on refinancing and extinguishment of debt	—	—	—	(770)
Other expense, net	(514)	(1,697)	(3,091)	(3,973)
Income (loss) before income taxes	(16,172)	31,474	171,532	153,113
Income tax expense (benefit)	(574)	(1,190)	45,996	19,831
Net income (loss)	(15,598)	32,664	125,536	133,282
Net (income) loss attributable to noncontrolling interests	1,745	(508)	2,447	(2,457)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(13,853)	$32,156	$127,983	$130,825

Earnings (loss) per share:
Basic	$(0.82)	$1.80	$7.42	$7.29
Diluted	$(0.82)	$1.77	$7.40	$7.13
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(15,598)	$32,664	$125,536	$133,282
Other comprehensive loss:
Currency translation adjustment	(29,513)	(15,715)	(33,407)	(41,277)
Benefit plan liabilities adjustment, net of tax	2,246	656	686	4,914
Fair value change of derivatives, net of tax	(1,558)	1,481	523	1,871
Other comprehensive loss, net of tax	(28,825)	(13,578)	(32,198)	(34,492)
Comprehensive income (loss)	(44,423)	19,086	93,338	98,790
Comprehensive loss (income) attributable to noncontrolling interests	2,606	584	3,558	(704)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$(41,817)	$19,670	$96,896	$98,086

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,142	$264,980
Accounts receivable, net	462,244	418,607
Tooling receivable	158,826	141,106
Inventories	178,916	175,572
Prepaid expenses	32,795	36,878
Other current assets	71,901	108,683
Assets held for sale	—	103,898
Total current assets	1,227,824	1,249,724
Property, plant and equipment, net	961,793	984,241
Operating lease right-of-use assets, net	87,849	—
Goodwill	142,104	143,681
Intangible assets, net	88,325	99,602
Other assets	137,552	145,855
Total assets	$2,645,447	$2,623,103

Liabilities and Equity
Current liabilities:
Debt payable within one year	$67,419	$101,323
Accounts payable	405,766	452,320
Payroll liabilities	94,728	92,604
Accrued liabilities	104,965	98,907
Current operating lease liabilities	24,004	—
Liabilities held for sale	—	71,195
Total current liabilities	696,882	816,349
Long-term debt	736,044	729,805
Pension benefits	128,409	138,771
Postretirement benefits other than pensions	46,961	40,901
Long-term operating lease liabilities	64,102	—
Other liabilities	52,644	37,775
Total liabilities	1,725,042	1,763,601
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,904,533 shares issued and 16,838,724 shares outstanding as of September 30, 2019, and 19,620,546 shares issued and 17,554,737 outstanding as of December 31, 2018	17	17
Additional paid-in capital	488,862	501,511
Retained earnings	686,714	576,025
Accumulated other comprehensive loss	(277,175)	(246,088)
Total Cooper-Standard Holdings Inc. equity	898,418	831,465
Noncontrolling interests	21,987	28,037
Total equity	920,405	859,502
Total liabilities and equity	$2,645,447	$2,623,103
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$576,025	$(246,088)	$831,465	$28,037	$859,502
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net loss	—	—	—	(3,460)	—	(3,460)	(157)	(3,617)
Other comprehensive income	—	—	—	—	4,455	4,455	404	4,859
Balance as of March 31, 2019	17,521,900	$17	$499,458	$565,864	$(241,633)	$823,706	$30,396	$854,102
Repurchase of common stock	(626,305)	—	(20,486)	(9,514)	—	(30,000)	—	(30,000)
Share-based compensation, net	5,738	—	3,522	1	—	3,523	—	3,523
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Net income (loss)	—	—	—	145,296	—	145,296	(545)	144,751
Other comprehensive loss	—	—	—	—	(7,578)	(7,578)	(654)	(8,232)
Balance as of June 30, 2019	16,901,333	$17	$483,792	$701,647	$(249,211)	$936,245	$22,907	$959,152
Repurchase of common stock	(72,875)	—	1,084	(1,084)	—	—	—	—
Share-based compensation, net	10,266	—	3,986	4	—	3,990	—	3,990
Contribution from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Net loss	—	—	—	(13,853)	—	(13,853)	(1,745)	(15,598)
Other comprehensive loss	—	—	—	—	(27,964)	(27,964)	(861)	(28,825)
Balance as of September 30, 2019	16,838,724	$17	$488,862	$686,714	$(277,175)	$898,418	$21,987	$920,405
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$511,367	$(197,631)	$826,569	$28,520	$855,089
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Share-based compensation, net	151,288	—	(73)	(4,714)	—	(4,787)	—	(4,787)
Purchase of noncontrolling interests	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Net income	—	—	—	56,792	—	56,792	624	57,416
Other comprehensive income	—	—	—	—	16,662	16,662	949	17,611
Balance as of March 31, 2018	18,065,887	$18	$510,060	$572,084	$(189,608)	$892,554	$30,405	$922,959
Repurchase of common stock	(276,696)	—	(13,696)	(29,829)	—	(43,525)	—	(43,525)
Share-based compensation, net	29,765	—	4,319	(610)	—	3,709	—	3,709
Contribution from noncontrolling interests	—	—	—	—	—	—	299	299
Net income	—	—	—	41,877	—	41,877	1,325	43,202
Other comprehensive loss	—	—	—	—	(36,915)	(36,915)	(1,610)	(38,525)
Balance as of June 30, 2018	17,818,956	$18	$500,683	$583,522	$(226,523)	$857,700	$30,419	$888,119
Repurchase of common stock	(51,092)	—	5,608	(5,608)	—	—	—	—
Share-based compensation, net	6,765	—	4,058	(108)	—	3,950	—	3,950
Net income	—	—	—	32,156	—	32,156	508	32,664
Other comprehensive loss	—	—	—	—	(12,486)	(12,486)	(1,092)	(13,578)
Balance as of September 30, 2018	17,774,629	$18	$510,349	$609,962	$(239,009)	$881,320	$29,835	$911,155
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$125,536	$133,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,795	98,675
Amortization of intangibles	13,173	10,596
Gain on sale of business	(188,180)	—
Gain on sale of land	—	(10,714)
Impairment charges	4,146	—
Share-based compensation expense	10,293	14,117
Equity in earnings of affiliates, net of dividends related to earnings	(847)	160
Loss on refinancing and extinguishment of debt	—	770
Deferred income taxes	19,576	7,083
Other	2,628	1,583
Changes in operating assets and liabilities	(55,213)	(177,548)
Net cash provided by operating activities	29,907	78,004
Investing activities:
Capital expenditures	(131,085)	(160,088)
Acquisition of businesses, net of cash acquired	(452)	(98,673)
Proceeds from sale of business	243,362	—
Proceeds from sale of fixed assets and other	2,084	8,173
Net cash provided by (used in) investing activities	113,909	(250,588)
Financing activities:
Principal payments on long-term debt	(3,556)	(2,928)
(Decrease) increase in short-term debt, net	(32,737)	3,554
Purchase of noncontrolling interests	(4,797)	(2,450)
Repurchase of common stock	(36,550)	(43,525)
Taxes withheld and paid on employees' share-based payment awards	(2,757)	(11,571)
Contribution from noncontrolling interests and other	2,132	(88)
Net cash used in financing activities	(78,265)	(57,008)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6,997)	(3,045)
Changes in cash, cash equivalents and restricted cash	58,554	(232,637)
Cash, cash equivalents and restricted cash at beginning of period	267,399	518,461
Cash, cash equivalents and restricted cash at end of period	$325,953	$285,824

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$323,142	$264,980
Restricted cash included in other current assets	12	18
Restricted cash included in other assets	2,799	2,401
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$325,953	$267,399
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
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 4. “Divestiture.”
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2019 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Correction of Errors
During the third quarter of 2019, the Company identified errors related to the timing of recording pricing matters with customers in the Asia Pacific region. These errors primarily related to periods prior to fiscal year 2019 and resulted in an out-of-period adjustment that decreased sales by $8,498, net income by $6,220 and diluted EPS by $0.36 for the nine months ended September 30, 2019 and increased accrued liabilities and other liabilities as of September 30, 2019 by $6,220, net of tax impact. In addition, an immaterial amount related to these matters was recorded during the third quarter of 2019 that related to the first and second quarters of 2019.
Management evaluated the effect of the adjustments on the Company’s financial statements under the provision of ASC 250: Accounting Changes and Error Corrections, Staff Accounting Bulletin No. 99: Materiality and Staff Accounting Bulletin No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the errors were immaterial to the prior year’s annual financial statements and expected financial results for the current year.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-02, Leases (Topic 842)
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases, and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities for all leases (except for short-term leases). The Company made a policy election for all asset classes to exclude the balance sheet recognition of leases with a lease term, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. The new standard resulted in a material increase in right-of-use assets and lease liabilities on the Company’s condensed consolidated balance sheet beginning in 2019 and had no impact on its condensed consolidated income statement or to cash provided by (used in) operating, financing or investing activities on its condensed consolidated cash flow statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

LS Mtron Automotive Parts Acquisition
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. The acquisition adds jounce brake lines and charge air cooling technology to the Company’s automotive fluid transfer and fuel and brake delivery systems product lines and further expands core product offerings. The base purchase price was $25,750. The noncontrolling interest was determined to have a fair value of $6,400. The results of operations of Cooper Standard Automotive and Industrial, Inc. are included in the Company’s condensed consolidated financial statements from the date of acquisition and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, and the fair value of identifiable assets acquired and liabilities assumed approximated the fair value of the consideration transferred. In 2019, the Company recorded insignificant measurement period adjustments primarily due to working capital adjustments, which resulted in an increase to the base purchase price.
Hutchings Automotive Products Acquisition
In the fourth quarter of 2018, the Company acquired the assets and liabilities of Hutchings Automotive Products, LLC (“Hutchings”), a North American supplier of high quality fluid carrying products for automotive powertrain and coolant systems applications. The base purchase price was $42,100. The results of operations of Hutchings are included in the Company's condensed consolidated financial statements from the date of acquisition and reported within the North America segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, resulting in the recognition of intangible assets of $11,100 and tax deductible goodwill of $5,200.
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
On November 2, 2018, the Company entered into a definitive agreement with an unaffiliated company to divest the AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,500, subject to certain adjustments. Cash proceeds received in the second quarter were $243,362 after adjusting for certain liabilities assumed by the purchaser. The net cash proceeds after taxes, post-closing adjustments and transaction-related expenses and fees are expected to be approximately $215,000 to $220,000. The Company recognized a gain on the divestiture of $188,180, subject to post-closing adjustments. Adjustments to the gain recorded in the third quarter of 2019 relate primarily to working capital adjustments. In addition, at closing, the Company and Continental AG entered into certain ancillary agreements providing for the transition of the AVS product line.

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
Revenue by customer group for the three months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$361,246	$173,863	$112,625	$25,182	$672,916
Commercial	4,101	6,305	—	9	10,415
Other	28,400	17,241	17	32	45,690
Revenue	$393,747	$197,409	$112,642	$25,223	$729,021

Revenue by customer group for the nine months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,167,065	$588,474	$358,532	$73,401	$2,187,472
Commercial	16,367	22,602	17	92	39,078
Other	89,885	57,149	191	90	147,315
Revenue	$1,273,317	$668,225	$358,740	$73,583	$2,373,865

Revenue by customer group for the three months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$441,142	$201,885	$136,147	$25,466	$804,640
Commercial	5,926	7,693	4	101	13,724
Other	24,485	18,754	4	46	43,289
Revenue	$471,553	$228,332	$136,155	$25,613	$861,653
Revenue by customer group for the nine months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,395,263	$710,197	$433,309	$75,328	$2,614,097
Commercial	17,025	26,830	11	341	44,207
Other	36,051	62,830	4	117	99,002
Revenue	$1,448,339	$799,857	$433,324	$75,786	$2,757,306

The automotive group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 4. “Divestiture.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$139,318	$130,732	$73,576	$18,602	$362,228
Fuel and brake delivery systems	120,425	29,401	26,775	6,349	182,950
Fluid transfer systems	112,938	20,334	12,291	272	145,835
Other	21,066	16,942	—	—	38,008
Consolidated	$393,747	$197,409	$112,642	$25,223	$729,021

Revenue by product line for the nine months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$438,844	$430,280	$237,369	$55,446	$1,161,939
Fuel and brake delivery systems	376,106	95,722	78,275	17,728	567,831
Fluid transfer systems	340,767	64,646	41,632	409	447,454
Anti-vibration systems	56,457	20,807	1,464	—	78,728
Other	61,143	56,770	—	—	117,913
Consolidated	$1,273,317	$668,225	$358,740	$73,583	$2,373,865
Revenue by product line for the three months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$149,074	$142,342	$107,940	$19,398	$418,754
Fuel and brake delivery systems	136,903	31,752	22,044	6,122	196,821
Fluid transfer systems	104,058	19,642	4,309	93	128,102
Anti-vibration systems	63,563	15,328	1,862	—	80,753
Other	17,955	19,268	—	—	37,223
Consolidated	$471,553	$228,332	$136,155	$25,613	$861,653

Revenue by product line for the nine months ended September 30, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$487,757	$502,431	$342,314	$56,786	$1,389,288
Fuel and brake delivery systems	415,012	107,366	68,373	18,698	609,449
Fluid transfer systems	331,226	65,706	15,965	302	413,199
Anti-vibration systems	195,835	57,077	6,672	—	259,584
Other	18,509	67,277	—	—	85,786
Consolidated	$1,448,339	$799,857	$433,324	$75,786	$2,757,306

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2019.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2019	December 31, 2018	Change
Contract assets	$409	$14,757	$(14,348)
Contract liabilities	(238)	(143)	(95)
Net contract assets	$171	$14,614	$(14,443)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring expense by segment for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$1,321	$830	$9,243	$3,831
Europe	3,341	1,212	14,961	14,465
Asia Pacific	902	606	4,849	1,375
South America	8	55	161	170
Total	$5,572	$2,703	$29,214	$19,841

Restructuring activity for the nine months ended September 30, 2019 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2018	$9,398	$3,829	$13,227
Expense	19,925	9,289	29,214
Cash payments	(15,858)	(8,816)	(24,674)
Foreign exchange translation and other	(438)	(1,223)	(1,661)
Balance as of September 30, 2019	$13,027	$3,079	$16,106

7. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Finished goods	$48,011	$50,999
Work in process	41,077	37,815
Raw materials and supplies	89,828	86,758
	$178,916	$175,572

8. Leases
On January 1, 2019, the Company adopted ASC 842, Leases, and all related amendments using the modified retrospective method. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2019. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
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
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense:	$8,362	$25,027
Short-term lease expense	796	2,607
Variable lease expense	517	1,051
Finance lease expense:
Amortization of right-of-use assets	614	1,629
Interest on lease liabilities	400	1,307
Total lease expense	$10,689	$31,621

Other information related to leases was as follows:

Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,671
Operating cash flows for finance leases	1,186
Financing cash flows for finance leases	735
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,955
Finance leases	9,476

Weighted Average Remaining Lease Term (in years)
Operating leases	5.5
Finance leases	11.7

Weighted Average Discount Rate
Operating leases	4.7%
Finance leases	9.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2019	$7,683	$696
2020	25,098	2,870
2021	17,388	2,679
2022	13,406	2,518
2023	11,282	2,294
Thereafter	25,913	21,056
Total future minimum lease payments	100,770	32,113
Less imputed interest	(12,664)	(13,196)
Total	$88,106	$18,917

Amounts recognized in the condensed consolidated balance sheet as of September 30, 2019
Operating lease right-of-use assets, net	$87,849	$—
Debt payable within one year	—	2,050
Current operating lease liabilities	24,004	—
Long-term debt	—	16,867
Long-term operating lease liabilities	64,102	—

As of September 30, 2019, assets recorded under finance leases, net of accumulated depreciation were $20,089. As of September 30, 2019, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $56,975. These operating leases will commence between 2019 and 2020 with lease terms up to 15 years.
9. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2019	December 31, 2018
Land and improvements	$66,483	$72,931
Buildings and improvements	308,283	313,722
Machinery and equipment	1,129,253	1,076,369
Construction in progress	187,079	192,533
	1,691,098	1,655,555
Accumulated depreciation	(729,305)	(671,314)
Property, plant and equipment, net	$961,793	$984,241

Due to the termination of certain customer programs in the Asia Pacific region, the Company recorded an impairment charge related to machinery and equipment of $1,958 during the three months ended September 30, 2019. The fair value of machinery and equipment was determined using estimated salvage value, which was deemed the highest and best use of the assets.
Impairment charges of $4,146 recorded during the nine months ended September 30, 2019 also included an impairment charge recorded in the second quarter related to machinery and equipment due to the continuing adverse financial results in certain Asia Pacific locations. The fair value of buildings and machinery and equipment was determined using market value and estimated orderly liquidation value, respectively, which was deemed the highest and best use of the assets.
During the three months ended September 30, 2018, the Company realized a gain on sale of land of $10,714 in its Europe segment. The net book value of the land was $5,446. The sale of land was contemplated in conjunction with the Company’s restructuring plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

10. Goodwill and Intangible Assets
Goodwill
The balance of goodwill relates to the North America reporting unit. Changes in the carrying amount of goodwill by reportable operating segment for the nine months ended September 30, 2019 were as follows:

North America
Balance as of December 31, 2018	$143,681
Adjustments related to recent acquisitions	(1,689)
Foreign exchange translation	112
Balance as of September 30, 2019	$142,104

Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2019.
Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2019 and December 31, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,189	$(109,906)	$46,283
Other	49,123	(7,081)	42,042
Balance as of September 30, 2019	$205,312	$(116,987)	$88,325

Customer relationships	$157,286	$(98,937)	$58,349
Other	45,401	(4,148)	41,253
Balance as of December 31, 2018	$202,687	$(103,085)	$99,602
11. Debt
A summary of outstanding debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019	December 31, 2018
Senior Notes	$394,935	$394,399
Term Loan	326,667	328,485
ABL Facility	—	50,000
Finance leases	18,917	10,297
Other borrowings	62,944	47,947
Total debt	803,463	831,128
Less current portion	(67,419)	(101,323)
Total long-term debt	$736,044	$729,805

5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2019 and December 31, 2018, the Company had $5,065 and $5,601 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.

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
As of September 30, 2019 and December 31, 2018, the Company had $2,421 and $2,866 of unamortized debt issuance costs, respectively, and $1,561 and $1,849 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of September 30, 2019, there were no obligations outstanding drawn under the ABL Facility. Subject to borrowing base availability, the Company had $193,106 in availability, less outstanding letters of credit of $9,387.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on November 2, 2021.
As of September 30, 2019 and December 31, 2018, the Company had $766 and $1,015, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility as of September 30, 2019.
Other
Other borrowings as of September 30, 2019 and December 31, 2018 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018	Input
Forward foreign exchange contracts - other current assets	$157	$277	Level 2
Forward foreign exchange contracts - accrued liabilities	(95)	(925)	Level 2

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Acquisitions” and Note 9. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	September 30, 2019	December 31, 2018
Aggregate fair value	$680,684	$684,687
Aggregate carrying value (1)	730,650	733,200

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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2019 and December 31, 2018, the notional amount of these contracts was $39,890 and $154,237, respectively, and consisted of hedges of transactions up to June 2020.
Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of September 30, 2019, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Forward foreign exchange contracts	$(1,367)	$2,253	$2,443	$3,413
Interest rate swaps	—	—	—	443
Total	$(1,367)	$2,253	$2,443	$3,856

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended September 30,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$614	$370
Interest rate swaps	Interest expense, net of interest income	—	31
Total		$614	$401

		Gain (Loss) Reclassified from AOCI to Income
		Nine Months Ended September 30,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$1,766	$1,000
Interest rate swaps	Interest expense, net of interest income	—	(162)
Total		$1,766	$838

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

13. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheet. Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	September 30, 2019	December 31, 2018
Off-balance sheet arrangements	$86,270	$100,409

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accounts receivable factored	$108,957	$149,136	$376,944	$518,808
Costs	218	348	691	1,065

The Company continues to service sold receivables and acts as collection agent for the Factor. As of September 30, 2019 and December 31, 2018, cash collections on behalf of the Factor that have yet to be remitted were $16,254 and $14,542, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
14. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$189	$931	$213	$1,039
Interest cost	2,952	924	2,706	1,031
Expected return on plan assets	(4,155)	(599)	(4,355)	(625)
Amortization of prior service cost and actuarial loss	781	589	601	652
Net periodic benefit (income) cost	$(233)	$1,845	$(835)	$2,097

	Pension Benefits
	Nine Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$567	$2,985	$639	$3,200
Interest cost	8,856	3,047	8,118	3,151
Expected return on plan assets	(12,465)	(1,785)	(13,063)	(1,890)
Amortization of prior service cost and actuarial loss	2,343	1,798	1,803	2,008
Net periodic benefit (income) cost	$(699)	$6,045	$(2,503)	$6,469

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$93	$77	$123
Interest cost	202	182	299	195
Amortization of prior service credit and actuarial gain	(566)	94	(418)	77
Other	—	—	2	—
Net periodic benefit (income) cost	$(338)	$369	$(40)	$395

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$92	$301	$231	$373
Interest cost	663	564	899	591
Amortization of prior service credit and actuarial gain	(1,874)	225	(1,254)	231
Other	—	—	4	—
Net periodic benefit (income) cost	$(1,119)	$1,090	$(120)	$1,195

The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of operations for all periods presented.
Subsequent event
Subsequent to the end of the Company's third quarter, on October 1, 2019, the Company completed the purchase of a bulk annuity policy designed to match the liabilities of its U.S. pension plan, resulting in a reduction of the Company’s overall projected benefit obligation by $57,323. There were no additional cash contributions as part of the transaction and no material changes to the overall funded ratio as a result of the settlement. The transaction is anticipated to be completed in the fourth quarter of 2019 and the Company expects to incur non-cash settlement charges of approximately $15,042.
15. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency losses	$(73)	$(1,184)	$(1,529)	$(2,893)
Components of net periodic benefit cost other than service cost	(404)	(165)	(1,372)	(598)
Losses on sales of receivables	(218)	(348)	(691)	(1,065)
Miscellaneous income	181	—	501	583
Other expense, net	$(514)	$(1,697)	$(3,091)	$(3,973)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Income tax expense (benefit), income (loss) before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$(574)	$(1,190)	$45,996	$19,831
Income (loss) before income taxes	(16,172)	31,474	171,532	153,113
Effective tax rate	4%	(4)%	27%	13%

The effective tax rate for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was higher primarily due to the geographic mix of increased pre-tax earnings as a result of the sale of the AVS product line recorded in the nine months ended September 30, 2019 and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions in both the three and nine months ended September 30, 2019. Additionally, benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act resulted in a lower effective tax rate in the three and nine months ended September 30, 2018.
The income tax rate for the three and nine months ended September 30, 2019 and 2018 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
17. Net Income (Loss) Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net income or loss per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income or loss attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net income or loss per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income or loss available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
Information used to compute basic and diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	$(13,853)	$32,156	$127,983	$130,825

Basic weighted average shares of common stock outstanding	16,880,736	17,828,358	17,240,366	17,939,544
Dilutive effect of common stock equivalents	—	380,810	64,428	409,072
Diluted weighted average shares of common stock outstanding	16,880,736	18,209,168	17,304,794	18,348,616

Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$(0.82)	$1.80	$7.42	$7.29

Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$(0.82)	$1.77	$7.40	$7.13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

18. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Foreign currency translation adjustment
Balance at beginning of period	$(144,899)		$(120,386)		$(141,255)		$(95,485)
Other comprehensive income (loss) before reclassifications	(28,652)	(1)	(14,623)	(1)	(32,296)	(1)	(39,524)	(1)
Balance at end of period	$(173,551)		$(135,009)		$(173,551)		$(135,009)
Benefit plan liabilities
Balance at beginning of period	$(105,935)		$(105,060)		$(104,375)		$(100,749)
Other comprehensive income (loss) before reclassifications	1,634	(2)	(6)	(2)	(714)	(2)	1,784	(2)
Amounts reclassified from accumulated other comprehensive loss	612	(3)	662	(4)	1,400	(5)	(5,439)	(6)
Balance at end of period	$(103,689)		$(104,404)		$(103,689)		$(104,404)
Fair value change of derivatives
Balance at beginning of period	$1,623		$(1,077)		$(458)		$(1,397)
Other comprehensive income (loss) before reclassifications	(1,109)	(7)	1,736	(7)	1,819	(7)	2,638	(7)
Amounts reclassified from accumulated other comprehensive loss	(449)	(8)	(255)	(8)	(1,296)	(8)	(837)	(8)
Balance at end of period	$65		$404		$65		$404
Accumulated other comprehensive loss, ending balance	$(277,175)		$(239,009)		$(277,175)		$(239,009)

(1)
Includes other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature of $10,785 and $473 for the three months ended September 30, 2019 and 2018, respectively, and $8,819 and $10,713 for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Net of tax (benefit) expense of $(76) and $(97) for the three months ended September 30, 2019 and 2018, respectively, and $(983) and $8,628 for the nine months ended September 30, 2019 and 2018, respectively. Includes other comprehensive loss of $3,224 for the nine months ended September 30, 2019 related to benefit plan liability remeasurement due to the divestiture of the Company’s AVS product line. See Note 4. “Divestiture.”

(3)
Includes the effect of the amortization of actuarial losses of $864, offset by the amortization of prior service credits of $39, net of tax of $213. See Note 14. “Pension and Postretirement Benefits Other Than Pensions.”

(4)	Includes the amortization of actuarial losses of $995, offset by prior service credits of $85, net of tax of $248. See Note 14. “Pension and Postretirement Benefits Other Than Pensions.”

(5)
Includes the effect of the amortization of actuarial losses of $2,607, offset by the amortization of prior service credits of $152, net settlement gain of $65 and curtailment gain of $204, net of tax of $786. The settlement and curtailment relate to the divestiture of the Company’s AVS product line. See Note 4. “Divestiture” and Note 14. “Pension and Postretirement Benefits Other Than Pensions.”

(6)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $244, offset by curtailment loss of $1,123 and the amortization of actuarial losses of $2,981, net of tax of $730. See Note 14. “Pension and Postretirement Benefits Other Than Pensions.”

(7)
Net of tax (benefit) expense of $(258) and $517 for the three months ended September 30, 2019 and 2018, respectively, and $624 and $1,218 for the nine months ended September 30, 2019 and 2018, respectively. See Note 12. “Fair Value Measurements and Financial Instruments.”

(8)
Net of tax expense of $165 and $146 for the three months ended September 30, 2019 and 2018, respectively, and $470 and $280 for the nine months ended September 30, 2019 and 2018, respectively. Includes the effect of the adoption of ASU 2018-02 of $70 for the nine months ended September 30, 2018. See Note 12. “Fair Value Measurements and Financial Instruments.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

19. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2019, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
2019 Repurchases
In May 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock pursuant to the 2018 Program. Under the ASR agreement, the Company made an up-front payment of $30,000 and received an initial delivery of 626,305 shares of its common stock in the second quarter of 2019. The repurchase was completed in the third quarter of 2019 when the Company received final delivery of an additional 72,875 shares. A total of 699,180 shares were repurchased at a weighted average purchase price of $42.91 per share.
In addition to the repurchase under the ASR agreement, during the nine months ended September 30, 2019, the Company repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5,937.
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
In addition to the repurchase under this ASR agreement, during the nine months ended September 30, 2018, the Company repurchased 69,503 shares of its common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8,524.
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
Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PUs	$617	$506	$1,507	$3,885
RSUs	2,382	2,467	6,391	7,776
Stock options	812	802	2,395	2,456
Total	$3,811	$3,775	$10,293	$14,117

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

21. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales(1)	$6,723	$7,222	$22,256	$23,302
Purchases(2)	82	204	806	614
Dividends received(3)	—	239	4,917	4,747

(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO as of September 30, 2019 were $4,799. Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of December 31, 2018 were $6,066. On April 1, 2019, the Company sold its equity interest in Sujan Cooper Standard AVS Private Limited in connection with the divestiture of its AVS product line. See Note 4. “Divestiture.”
22. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $4,703 and $4,668, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2019			2018
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$393,747	$7,488	$62,603	$471,553	$3,437	$71,589
Europe	197,409	3,053	6,750	228,332	4,363	934
Asia Pacific	112,642	894	(22,921)	136,155	1,307	(1,253)
South America	25,223	18	(2,906)	25,613	17	(1,699)
Eliminations and other	—	(11,453)	—	—	(9,124)	—
Consolidated	$729,021	$—	$43,526	$861,653	$—	$69,571

	Nine Months Ended September 30,
	2019			2018
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$1,273,317	$14,174	$175,034	$1,448,339	$11,056	$241,037
Europe	668,225	9,259	22,273	799,857	11,780	40,194
Asia Pacific	358,740	2,512	(23,740)	433,324	4,301	23,541
South America	73,583	71	(5,576)	75,786	72	(4,657)
Eliminations and other	—	(26,016)	—	—	(27,209)	—
Consolidated	$2,373,865	$—	$167,991	$2,757,306	$—	$300,115

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$43,526	$69,571	$167,991	$300,115
Gain on sale of business	(1,730)	—	188,180	—
Restructuring charges	(5,572)	(2,703)	(29,214)	(19,841)
Impairment charges	(1,958)	—	(4,146)	—
Project costs	(335)	—	(2,003)	—
Lease termination costs	(512)	—	(1,003)	—
Gain on sale of land	—	10,714	—	10,714
Amortization of inventory write-up	—	(535)	—	(535)
Loss on refinancing and extinguishment of debt	—	—	—	(770)
EBITDA	$33,419	$77,047	$319,805	$289,683
Income tax (expense) benefit	574	1,190	(45,996)	(19,831)
Interest expense, net of interest income	(10,351)	(9,983)	(33,858)	(29,756)
Depreciation and amortization	(37,495)	(36,098)	(111,968)	(109,271)
Net income attributable to Cooper-Standard Holdings Inc.	$(13,853)	$32,156	$127,983	$130,825

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	September 30, 2019	December 31, 2018
Segment assets
North America	$1,225,898	$1,174,604
Europe	568,246	541,495
Asia Pacific	612,228	616,093
South America	62,660	54,629
Eliminations and other	176,415	236,282
Consolidated	$2,645,447	$2,623,103

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
In North America, general economic conditions have been strong and relatively stable since 2018. Led by the United States, economic growth in the region is expected to continue through the remainder of 2019, albeit at a more modest rate than last year. Consumer confidence, employment and inflation remain at healthy levels. Continued uncertainty regarding global trade relationships and Federal Reserve interest rate policies, among other factors, could dampen economic momentum, while positive developments in these areas could be a positive catalyst. In Canada and Mexico, economic growth has slowed but is expected to remain positive for the full year in 2019. The mix of vehicles produced and sold in North America continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, economic momentum slowed in the second half of 2018, and the underlying issues and uncertainties responsible for the slowdown have carried over into the first three quarters of 2019. Geopolitical concerns, the implementation of new environmental regulations in the automotive industry and the slowing of economic conditions within key trading partner countries have weighed on consumer confidence and industrial investment. The continuation of global trade tensions, financial pressures within some of the key European Union member countries and the United Kingdom’s pending separation from the European Union (“Brexit”) will continue to create a high level of uncertainty and challenge the regional economic outlook for the remainder of 2019 and into 2020.
In Asia Pacific, China’s economic growth rate has slowed to its lowest pace in nearly three decades. Rising debt, higher interest rates, inflation and uncertainty continue to pressure domestic consumption, while on-going tension within U.S.-China trade relationships is impacting exports. Despite the Chinese government’s recent announcements of a series of tax cuts and planned increases in infrastructure spending, there remains uncertainty related to economic growth in the remainder of 2019 and into 2020.
In South America, the Brazilian economy has regained some momentum following a slight contraction in the first quarter of 2019. At the end of the third quarter, both the manufacturing purchasing managers’ index (PMI) and consumer confidence reached their highest levels of the year. However, lower demand for exports from neighboring Argentina and continued trade tensions globally will likely suppress economic growth in the near term. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.

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
Light vehicle production in certain regions for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2019(1)	2018(1)	% Change	2019(1)	2018(1)	% Change
North America	4.0	4.0	(0.4)%	12.5	12.8	(2.2)%
Europe	4.7	4.6	0.7%	15.9	16.6	(3.8)%
Asia Pacific	11.2	11.7	(4.6)%	33.8	36.4	(7.0)%
Greater China	5.9	6.2	(5.3)%	17.5	19.7	(11.5)%
South America	0.9	0.9	(4.7)%	2.5	2.6	(3.5)%

(1)	Production data based on IHS Automotive, October 2019.
In North America, total vehicle production decreased slightly compared to 2018. Continuing recent trends in consumer demand, production of passenger cars declined while production of sport utility vehicles and crossover vehicles increased. We expect these trends to continue in North America throughout the remainder of 2019. In addition, delayed ramp up of key vehicle platforms at certain customers and the United Auto Workers (“UAW”) work stoppage against General Motors, our second largest customer, impacted vehicle production volumes in the region.
European and Asia Pacific light vehicle production declined overall during the year. These changes reflect consumer demand and geopolitical instability, including uncertainty around tariffs and global trade relations in both regions and Brexit uncertainty in Europe. Accordingly, we remain cautious on the impact through the remainder of the year and into 2020.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(dollar amounts in thousands)
Sales	$729,021	$861,653	$(132,632)	$2,373,865	$2,757,306	$(383,441)
Cost of products sold	659,313	741,998	(82,685)	2,088,631	2,315,406	(226,775)
Gross profit	69,708	119,655	(49,947)	285,234	441,900	(156,666)
Selling, administration & engineering expenses	63,020	82,134	(19,114)	224,164	238,913	(14,749)
Gain on sale of business	1,730	—	1,730	(188,180)	—	(188,180)
Gain on sale of land	—	(10,714)	10,714	—	(10,714)	10,714
Amortization of intangibles	4,250	3,791	459	13,173	10,596	2,577
Restructuring charges	5,572	2,703	2,869	29,214	19,841	9,373
Impairment charges	1,958	—	1,958	4,146	—	4,146
Operating profit (loss)	(6,822)	41,741	(48,563)	202,717	183,264	19,453
Interest expense, net of interest income	(10,351)	(9,983)	(368)	(33,858)	(29,756)	(4,102)
Equity in earnings of affiliates	1,515	1,413	102	5,764	4,348	1,416
Loss on refinancing and extinguishment of debt	—	—	—	—	(770)	770
Other expense, net	(514)	(1,697)	1,183	(3,091)	(3,973)	882
Income (loss) before income taxes	(16,172)	31,474	(47,646)	171,532	153,113	18,419
Income tax expense (benefit)	(574)	(1,190)	616	45,996	19,831	26,165
Net income (loss)	(15,598)	32,664	(48,262)	125,536	133,282	(7,746)
Net (income) loss attributable to noncontrolling interests	1,745	(508)	2,253	2,447	(2,457)	4,904
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(13,853)	$32,156	$(46,009)	$127,983	$130,825	$(2,842)

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Sales
Sales for the three months ended September 30, 2019 decreased 15.4%, compared to the three months ended September 30, 2018.

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$729,021	$861,653	$(132,632)	$(67,511)	$(14,193)	$(50,928)
* Net of customer price reductions
Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$659,313	$741,998	$(82,685)	$(22,850)	$(11,329)	$(48,506)
Gross profit	69,708	119,655	(49,947)	(44,661)	(2,864)	(2,422)
Gross profit percentage of sales	9.6%	13.9%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 50% and 51% of total cost of products sold for the three months ended September 30, 2019 and 2018, respectively. The change in the cost of products sold was driven by continuous improvement and lean manufacturing, the sale of our anti-vibration systems (“AVS”) product line, restructuring savings, and material cost reductions. These items were partially offset by vehicle production volume and mix including the delayed ramp up of certain customers key vehicle platforms and the UAW work stoppage against General Motors, commodity price fluctuations, foreign exchange, tariffs and wage inflation.
Gross profit for the three months ended September 30, 2019 decreased $49.9 million or 41.7% compared to the three months ended September 30, 2018. The decrease was driven by vehicle production volume and mix, including the delayed ramp up of certain customers key vehicle platforms and the UAW work stoppage against General Motors, commercial settlements in China, commodity price inflation and foreign exchange pressures, tariffs, and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended September 30, 2019 was 8.6% of sales compared to 9.5% for the three months ended September 30, 2018. The decrease was driven by savings generated from lower compensation-related expenses and salaried employee initiatives, partially offset by general inflation.
Gain on Sale of Business. The gain on sale of business for the three months ended September 30, 2019 included a $1.7 million adjustment, decreasing the amount of the gain recognized on the second quarter sale of the AVS business, primarily due to working capital adjustments.
Restructuring. Restructuring charges for the three months ended September 30, 2019 increased $2.9 million compared to the three months ended September 30, 2018. The increase was driven by higher restructuring charges in North America and Europe.
Impairment Charges. Non-cash impairment charges of $2.0 million for the three months ended September 30, 2019 related to tooling machinery and equipment were recorded due to the termination of certain customer programs in the Asia Pacific region.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2019 increased $0.4 million compared to the three months ended September 30, 2018, primarily due to higher outstanding debt balances.

Other Expense, Net. Other expense for the three months ended September 30, 2019 decreased $1.2 million compared to the three months ended September 30, 2018 primarily due to lower foreign currency losses.
Income Tax Benefit. Income tax benefit for the three months ended September 30, 2019 was $0.6 million on losses before income taxes of $16.2 million. This compares to an income tax benefit of $1.2 million on earnings before income taxes of $31.5 million for the same period of 2018. The effective tax rate for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 differed primarily due to the geographic mix of increased pre-tax earnings and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act resulted in a lower effective tax rate in the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Sales
Sales for the nine months ended September 30, 2019 decreased 13.9%, compared to the nine months ended September 30, 2018.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$2,373,865	$2,757,306	$(383,441)	$(273,659)	$(76,339)	$(33,443)
* Net of customer price reductions
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$2,088,631	$2,315,406	$(226,775)	$(118,491)	$(63,245)	$(45,039)
Gross profit	285,234	441,900	(156,666)	(155,168)	(13,094)	11,596
Gross profit percentage of sales	12.0%	16.0%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% of total cost of products sold for each of the nine months ended September 30, 2019 and 2018. The change in the cost of products sold was driven by continuous improvement and lean manufacturing, the sale of our AVS product line, restructuring savings, and material cost reductions. These items were partially offset by vehicle production volume and mix including the delayed ramp up of certain customers key vehicle platforms and the UAW work stoppage against General Motors, commodity price fluctuations, foreign exchange, tariffs and wage inflation.
Gross profit for the nine months ended September 30, 2019 decreased 35.5% compared to the nine months ended September 30, 2018. The decrease was driven by vehicle production volume and mix including the delayed ramp up of certain customers key vehicle platforms and the UAW work stoppage against General Motors, commercial settlements in China, commodity price inflation and foreign exchange pressures, tariffs and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the nine months ended September 30, 2019 was 9.4% of sales compared to 8.7% for the nine months ended September 30, 2018. This increase in rate was primarily due to lower sales. The decrease in expense was primarily due to savings generated from salaried employee initiatives and lower compensation-related expenses, partially offset by divestiture-related expenses for our AVS business and general inflation.

Gain on Sale of Business. Gain on sale of business of $188.2 million for the nine months ended September 30, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019.
Restructuring. Restructuring charges for the nine months ended September 30, 2019 increased $9.4 million compared to the nine months ended September 30, 2018. The increase was driven by higher restructuring charges in North America primarily related to salaried employee initiatives and in Asia Pacific mainly due to footprint rationalization.
Impairment Charges. Non-cash impairment charges of $4.1 million for the nine months ended September 30, 2019 related to machinery and equipment were recorded due to the continuing adverse financial results in certain Asia Pacific locations and the termination of certain customer programs in the Asia Pacific region.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2019 increased $4.1 million compared to the nine months ended September 30, 2018, primarily due to higher outstanding debt balances.
Other Expense, Net. Other expense for the nine months ended September 30, 2019 decreased $0.9 million compared to the nine months ended September 30, 2018 primarily due to lower foreign currency losses and losses on sale of receivables, partially offset by higher benefit related costs.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2019 was $46.0 million on earnings before income taxes of $171.5 million. This compares to income tax expense of $19.8 million on earnings before income taxes of $153.1 million for the same period of 2018. The effective tax rate for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 differed primarily due to the geographic mix of increased pre-tax earnings as a result of the sale of the AVS product line and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, benefits recorded from adjustments to provisional amounts recorded as a result of the U.S. Tax Cuts and Jobs Act resulted in a lower effective tax rate in the nine months ended September 30, 2018.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018
Sales

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$393,747	$471,553	$(77,806)	$(29,319)	$(640)	$(47,847)
Europe	197,409	228,332	(30,923)	(5,490)	(9,715)	(15,718)
Asia Pacific	112,642	136,155	(23,513)	(32,448)	(3,702)	12,637
South America	25,223	25,613	(390)	(254)	(136)	—
Consolidated	$729,021	$861,653	$(132,632)	$(67,511)	$(14,193)	$(50,928)
* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and Chinese Renminbi.

Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$62,603	$71,589	$(8,986)	$(19,225)	$299	$12,387	$(2,447)
Europe	6,750	934	5,816	(3,617)	768	9,438	(773)
Asia Pacific	(22,921)	(1,253)	(21,668)	(21,845)	(80)	327	(70)
South America	(2,906)	(1,699)	(1,207)	26	(737)	(496)	—
Consolidated adjusted EBITDA	$43,526	$69,571	$(26,045)	$(44,661)	$250	$21,656	$(3,290)
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Polish Zloty, Czech Koruna, Canadian Dollar and Mexican Peso.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in commodity cost pressure, general inflation and tariffs;

◦	Reduction in compensation-related expenses;

◦	The one-time impact of commercial settlements in Asia Pacific; and

◦	Net operational efficiencies of $12.9 million primarily driven by our Europe and Asia Pacific segments.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
Sales

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$1,273,317	$1,448,339	$(175,022)	$(125,407)	$(5,709)	$(43,906)
Europe	668,225	799,857	(131,632)	(51,686)	(44,570)	(35,376)
Asia Pacific	358,740	433,324	(74,584)	(100,559)	(19,864)	45,839
South America	73,583	75,786	(2,203)	3,993	(6,196)	—
Consolidated	$2,373,865	$2,757,306	$(383,441)	$(273,659)	$(76,339)	$(33,443)
* Net of customer price reductions

•	The impact of foreign currency exchange primarily relates to the Euro and the Chinese Renminbi.

Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$175,034	$241,037	$(66,003)	$(74,648)	$(2,915)	$12,905	$(1,345)
Europe	22,273	40,194	(17,921)	(25,527)	(2,347)	10,972	(1,019)
Asia Pacific	(23,740)	23,541	(47,281)	(56,849)	(277)	9,026	819
South America	(5,576)	(4,657)	(919)	1,856	(855)	(1,920)	—
Consolidated adjusted EBITDA	$167,991	$300,115	$(132,124)	$(155,168)	$(6,394)	$30,983	$(1,545)
* Net of customer price reductions

•	The impact of foreign currency exchange is primarily driven by the Canadian Dollar, Mexican Peso, Euro, Brazilian Real, Polish Zloty and Czech Koruna.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in commodity cost pressure, general inflation, and tariffs;

◦	Reduction in compensation-related expenses;

◦	The one-time impact of commercial settlements in Asia Pacific; and

◦	Net operational efficiencies of $64.4 million primarily driven by our North America, Europe and Asia Pacific segments.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash provided by operations was $29.9 million for the nine months ended September 30, 2019, compared to net cash provided by operations of $78.0 million for the nine months ended September 30, 2018. The lower inflow was primarily due to decreased cash earnings and timing of customer payments, partially offset by changes in accrued liabilities.
Investing Activities. Net cash provided by investing activities was $113.9 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $250.6 million for the nine months ended September 30, 2018. Cash provided by investing activities consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending of $131.1 million for the nine months ended September 30, 2019. We anticipate that we will spend approximately $165 million to $175 million on capital expenditures in 2019.

Financing Activities. Net cash used in financing activities totaled $78.3 million for the nine months ended September 30, 2019, compared to net cash used in financing activities of $57.0 million for the nine months ended September 30, 2018. The change was primarily due to the repayment of our revolving credit facility and local borrowing lines. Cash used for share repurchases was $36.6 million and $43.5 million for the nine months ended September 30, 2019 and 2018, respectively.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of September 30, 2019, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
2019 Repurchases
In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase our common stock pursuant to the 2018 Program. Under the ASR agreement, we made an up-front payment of $30.0 million and received an initial delivery of 626,305 shares of our common stock in the second quarter of 2019. The repurchase was completed in the third quarter of 2019 when we received final delivery of an additional 72,875 shares. A total of 699,180 shares were repurchased at a weighted average purchase price of $42.91 per share.
In addition to the repurchase under the ASR agreement, during the nine months ended September 30, 2019, we utilized $5.9 million of cash on hand to repurchase 85,000 shares of common stock at an average purchase price of $69.85 per share.
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
In addition to the repurchase under this ASR agreement, during the nine months ended September 30, 2018, we repurchased 69,503 shares of our common stock at an average purchase price of $122.64 per share, excluding commissions, for a total cost of $8.5 million.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollar amounts in thousands)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$(13,853)	$32,156	$127,983	$130,825
Income tax expense (benefit)	(574)	(1,190)	45,996	19,831
Interest expense, net of interest income	10,351	9,983	33,858	29,756
Depreciation and amortization	37,495	36,098	111,968	109,271
EBITDA	$33,419	$77,047	$319,805	$289,683
Gain on sale of business (1)	1,730	—	(188,180)	—
Restructuring charges	5,572	2,703	29,214	19,841
Impairment charges (2)	1,958	—	4,146	—
Project costs (3)	335	—	2,003	—
Lease termination costs (4)	512	—	1,003	—
Gain on sale of land (5)	—	(10,714)	—	(10,714)
Amortization of inventory write-up (6)	—	535	—	535
Loss on refinancing and extinguishment of debt (7)	—	—	—	770
Adjusted EBITDA	$43,526	$69,571	$167,991	$300,115

(1)
Gain on sale of AVS product line. Adjustments to the gain recorded in the third quarter relate primarily to working capital adjustments. See Note 4. “Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

(2)	Non-cash impairment charges related to fixed assets.

(3)	Project costs recorded in selling, administration and engineering expense related to acquisitions and divestiture.

(4)
Lease termination costs no longer recorded as Restructuring charges in accordance with ASC 842. See Note 2. “New Accounting Pronouncements” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

(5)	Gain on sale of land in Europe that was contemplated in conjunction with our restructuring plan.

(6)	Amortization of write-up of inventory to fair value for the Lauren acquisition.

(7)	Loss on refinancing and extinguishment of debt related to the applicable amendment of the Term Loan Facility entered into during such period.

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
Recently Issued Accounting Pronouncements
See Note 2. “New Accounting Pronouncements” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2019.
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

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2019, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 19. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
In May 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock pursuant to its common stock repurchase program. Pursuant to the ASR agreement, the Company made an up-front payment of $30 million, from cash on hand, to the financial institution and received an initial delivery of 626,305 shares in the second quarter of 2019. Upon settlement in the third quarter of 2019, the Company received final delivery of 72,875 additional shares resulting in an overall weighted average price per share of $42.91 under the ASR agreement.
A summary of our shares of common stock repurchased during the three months ended September 30, 2019 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)(3)
July 1, 2019 through July 31, 2019	144	$42.10	—	$98.7
August 1, 2019 through August 31, 2019(4)	72,875	42.91	72,875	98.7
September 1, 2019 through September 30, 2019	49	49.48	—	98.7
Total	73,068		72,875

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

(2)	Excluding commissions.

(3)	Includes the $30 million up-front payment made under the ASR Agreement.

(4)
Under the ASR agreement, the Company paid $30 million and received an initial delivery of 626,305 shares of its common stock in the second quarter of 2019. The Company then received final delivery of 72,875 shares in the third quarter of 2019. The average price paid per share reflected in the table is based upon the overall weighted average price per share under the ASR agreement. See Note 19. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 7, 2019	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)