Form 10-K
period 2019-12-31
Cooper-Standard Holdings Inc.
filed 2020-02-26
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-36127

COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
39550 Orchard Hill Place Drive
Novi, Michigan 48375
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 596-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 28, 2019 was $570,726,818.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 7, 2020 was 16,842,757 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing, fuel and brake delivery, and fluid transfer systems. During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems business (“AVS”). On April 1, 2019, we completed the divestiture of the anti-vibration systems business. Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 28,000 employees, including 3,200 contingent workers, with 174 facilities in 21 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and the third largest global producer of fluid transfer systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 103 manufacturing locations and 71 design, engineering, administrative and logistics locations.
The Company has four operating segments: North America, Europe, Asia Pacific and South America. This operating structure allows us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing restructuring, expansion and cost reduction initiatives to improve competitiveness.
Approximately 83% of our sales in 2019 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China and India. The remaining 17% of our 2019 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 518 nameplates globally.
Corporate History and Business Developments
Cooper-Standard Holdings Inc. was established in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company (the “2004 Acquisition”). Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”). Since the 2004 Acquisition, the Company has expanded and diversified its customer base through a combination of organic growth and strategic acquisitions. From 2006 to 2013, the Company accelerated its growth through a number of strategic acquisitions. In 2014 and 2015, the Company divested its thermal and emissions product line and hard coat plastic exterior trim business, respectively, to focus on the product lines where Cooper Standard holds leading market positions.
We continued strategic acquisitions and partnerships in 2014 and 2015 with the acquisition of Cikautxo Borja, S.L.U. in Spain; the purchase of an additional 47.5% of Huayu-Cooper Standard Sealing Systems Co. (“Shenya”), increasing our existing equity ownership to 95%; the formation of a joint venture with Polyrub Extrusions (India) Private Limited; and a joint venture with INOAC Corporation of Japan, which we later purchased the remaining 49% equity interest in 2018 and now own 100% of the equity interests of Cooper-Standard INOAC Pte. Ltd. In 2016, we acquired the North American fuel and brake business of AMI Industries. We also gained a controlling interest of our China-based joint venture, Shenya Sealing (Guangzhou) Company Limited.
In 2018, we finalized our purchase of 100% equity interest of the China fuel and brake business of AMI Industries; acquired 80.1% of LS Mtron Ltd.’s automotive parts business; and acquired Hutchings Automotive Products, LLC.
Also in 2018, the Company established its Advanced Technology Group, which incorporated our Industrial and Specialty Group, to accelerate and maximize the value stream of Cooper Standard’s materials science technology in industrial and specialty markets. The company furthered the expansion of our Industrial and Specialty Group through the acquisition of Lauren Manufacturing and Lauren Plastics and signed multiple joint development agreements for our Fortrex™ chemistry platform throughout 2018 and 2019.
In 2019, we finalized the divestiture of our AVS product line within our North America, Europe and Asia Pacific segments.

Business Strategy
We have set a clear vision for achieving profitable growth with a long-term mission to become a Top 30 automotive supplier in terms of sales and Top 5 in return on invested capital (“ROIC”). Our vision statement - Driving Value Through Culture, Innovation and Results - represents the evolution of the Company’s innovation culture providing the basis for delivering even greater value. Our strategic pillars are defined as:

Voice of the Customer:
We design and develop our products to meet the current and future needs of our customers. We listen intently and adjust to customer feedback to ensure we are consistently providing customer-focused products to meet their evolving needs. Customers support and trust us.

Superior Products:	With a focus on our core products, we provide customers with market-leading solutions with predicable quality that meet or exceed their expectations.

World-Class Operations:
We are committed to driving sustained excellence through the Cooper Standard Operating System (“CSOS”), our customized set of global best business practices. It’s how we will continue to optimize performance on a global scale to achieve our Top 30 / Top 5 mission.

Engaged Employees:
Our employees are the foundation of the Company and the key factor to our success. Committed to excellence and driven to succeed, our employees are focused on the Company’s overall vision and strategy.

Cooper Standard’s global alignment around these strategic pillars continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company implemented CSOS to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world. Cooper Standard operates Global Councils focused on technology, customer and manufacturing initiatives to better leverage the scale of the Company, identify best practices and transfer them around the world. As a result of these initiatives, the Company has leveraged CSOS to drive an average savings from improved operating efficiency of more than $80 million each of the past 5 years.
Cooper Standard continues to progress its diversification strategy through its Advanced Technology Group which is charged with accelerating and maximizing expertise in the Company’s core process types for applications in the industrial and specialty markets. This business also drives growth through the Company’s applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials.
The Company recently announced the CS Open Innovation initiative which aims to position Cooper Standard as the partner of choice for start-ups, universities and other suppliers through a proactive outreach program. The initiative is focused in the areas of materials science, manufacturing and process technology, digital/artificial intelligence and advanced product technology.
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
Cooper Standard utilizes its i3 Innovation Process (Imagine, Initiate, Innovate) and CS Open Innovation as mechanisms to capture ideas while promoting a culture of innovation. Ideas are carefully evaluated by a global technology council, and those that are selected are put on an accelerated development cycle. We are developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. Fortrex™, the Company’s materials science platform, offers reduced weight while delivering superior material performance and aesthetics. Several other significant technologies, especially related to advanced materials, processing and weight reduction, have recently been realized.

These include: FlushSeal™, an advanced integrated solution for frame under glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance; and ArmorHose™, a breakthrough technology which results in significantly more durable coolant hoses and eliminates the need for separate abrasion sleeves on under-hood hose assemblies.
Among our newer technologies is Cooper Standard’s artificial intelligence (A.I.)-enhanced development cycle for polymer compounds that has shortened material development times while realizing rapid discovery of new compounds that offer superior performance properties, which yield superior products. We have also developed proprietary technology for A.I.-enhanced continuous processes controls. This technology enables full automation of polymer extrusion and other complex continuous processes, reducing process variation (a top driver of scrap), increasing product quality, improving operational metrics and reducing our carbon footprint.
Our innovations are receiving industry recognition. Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards. In addition, Fortrex™ was named a 2018 PACE Award winner and a 2018 and 2019 Society of Plastics Engineers Innovation Award finalist.
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
Our strong balance sheet allows us to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend which has been encouraged by the OEMs’ desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence.
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
The supplier industry is a highly competitive industry generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies have been the most successful.
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance and simplify the manufacturing and assembly process. These are innovations that can be applicable and valuable to virtually any vehicle or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 92% of our global sales.

Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2019, 2018 and 2017:
Our other customers include OEMs such as Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China and India. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Products
We currently have three distinct product lines: sealing systems; fuel and brake delivery systems; and fluid transfer systems. These products are produced and supplied globally to a broad range of customers in multiple markets. On April 1, 2019, we completed the divestiture of the AVS product line within our North America, Europe and Asia Pacific segments. See Note 5. “Divestiture” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”).
In addition to these product lines, we also have sales to other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2019, 2018 and 2017 are as follows:

Product Lines					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
	Products:		–	Obstacle detection sensor system
	–	Fortrex™	–	Flush glass systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Obstacle detection sensor system
	–	Stainless steel trim	–	Tex-A-Fib (Textured Surface with Cloth Appearance)

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ tube coatings
	–	Quick connects	–	Gen III Posi-Lock quick connects
	–	Brake jounce lines

FLUID TRANSFER SYSTEMS	Sense, deliver and control fluid and vapors for optimal powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects	–	Charged air cooler ducts/assemblies
	–	DPF and SCR emission lines	–	Secondary air hoses
	–	Degas tanks	–	Brake and clutch hoses
	–	Air intake and charge	–	ArmorHose™ family of products
	–	Transmission Oil Cooling Hoses	–	Easy-Lock quick connect

* Market position data from Boston Consulting Group (2018) and company estimates
Competition
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

The following table shows our significant unconsolidated joint ventures:

Country	Name	Product Line	Ownership Percentage
United States	Nishikawa Cooper LLC	Sealing systems	40%
India	Polyrub Cooper Standard FTS Private Limited	Fluid transfer systems	35%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	Sealing systems	20%
China	Yantai Leading Solutions Auto Parts Co., Ltd.	Fuel and brake delivery systems	50%
On April 1, 2019, the Company sold its equity interest in Sujan Cooper Standard AVS Private Limited in connection with the divestiture of its AVS product line. See Note 5. “Divestiture” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Research and Development
We have a dedicated team of technical and engineering resources for each product line, some of which are located at our customers’ facilities. We utilize simulation, digital tools, best practices, standardization and track key process indicators to drive efficiency in execution with an emphasis on manufacturability and quality. Our development teams work closely with our customers to design and deliver innovative solutions, unique for their applications. Amounts spent on engineering, research and development, and program management were as follows:

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2019	$114.9	3.7%
2018	$122.5	3.4%
2017	$128.0	3.5%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including ArmorHose™, FlushSeal™, Gen III Posi-Lock™, Easy-Lock™, MagAlloy™ and Fortrex™, help differentiate us and lead customers to seek our partnership.
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
As of December 2019, we have entered into two license agreements and six joint development agreements for commercial applications of our Fortrex™ chemistry platform in non-automotive industries. We expect to continue developing additional opportunities for Fortrex™ and other materials-related innovations beyond our core automotive product lines.
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
Employees
As of December 31, 2019, we had approximately 28,000 employees, including 3,200 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2019, and have several contracts set to expire in the next twelve months.
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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 55% of our sales for the year ended December 31, 2019. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
Raw material costs can be volatile. The principal raw materials we purchase include synthetic rubber, components manufactured from carbon steel, plastic resins and components, carbon black, process oils, components manufactured from aluminum and natural rubber. Raw materials are the largest component of our costs, representing approximately 51% of our total cost of products sold in 2019. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.

Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruption in supply could adversely affect our financial performance. Furthermore, unfavorable economic or industry conditions could result in financial distress within our supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains, and an economic downturn or other unfavorable conditions in one or more of the regions in which we operate could cause a supply disruption and thereby adversely affect our financial condition, operating results and cash flows.
If a customer experiences a material supply shortage, either directly or as a result of a supply shortage at another supplier, that customer may halt or limit the purchase of our products, which could adversely affect our business, results of operations and financial condition.
Our diversification strategy through the Advanced Technology Group poses new competitive threats and commercial risks.
Our diversification strategy through the Advanced Technology Group is to leverage our core products in adjacent markets and license our innovation technology in non-automotive markets. We may be unsuccessful in leveraging our existing products and technology into new markets and thus in meeting the needs of these new customers and competing favorably in these new markets.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2019, approximately 77% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

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

•	operating in foreign jurisdictions where the ability to enforce rights over intellectual property is limited as a statutory or practical matter;

•
political, economic and regulatory uncertainty as a result of the United Kingdom’s withdrawal from the European Union (“Brexit”) on January 31, 2020, including with respect to potential import/export restrictions that would affect products we ship to U.K. customers primarily from continental Europe;

•	exposure to possible expropriation or other government actions;

•	disease, pandemics or other severe public health events; and

•	exposure to local political or social unrest including resultant acts of war, terrorism, or similar events.
The occurrence of any of these risks may adversely affect the results of operations and financial condition of our international operations and our business as a whole.

Expanding our sales and manufacturing operations in the Asia Pacific region, particularly in China, is an integral part of our strategy, and, as a result, our exposure to the risks described above is substantial. For example, if the current novel coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience significant impacts to our operations there. This or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic and labor instability, which could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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
For discussion of our debt and financing arrangements, including our senior term loan facility (“Term Loan Facility”), 5.625% Senior Notes due 2026 (“Senior Notes”), our senior asset-based revolving credit facility (“ABL Facility”) and debt of certain foreign subsidiaries, see “Liquidity and Capital Resources - Financing Arrangements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11. “Debt” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Report.
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
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing the Term Loan Facility and the ABL Facility and the indenture governing the Senior Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. An inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Term Loan Facility, the Senior Notes or the ABL Facility.
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
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2019, our pension plans were underfunded by

$140.9 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
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
We may continue to incur significant costs related to manufacturing facility closings or consolidation which could have an adverse effect on our financial condition.
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
A disruption in, or the inability to successfully implement upgrades to, our information technology systems, including disruptions relating to cybersecurity as well as data privacy concerns, could adversely affect our business and financial performance.
We rely upon information technology networks, systems and processes, including the information technology networks of third parties such as suppliers and joint venture partners, to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. A breach of our information technology systems, or those of the third parties on whom we rely, could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and/or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.

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

Failure to maintain effective controls and procedures could adversely impact our business, financial condition and results of operations.
Regulatory provisions governing the financial reporting of U.S. public companies require that we establish and maintain disclosure controls and internal controls over financial reporting across our operations in 21 countries. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective controls and procedures could result in potential financial misstatements or other forms of noncompliance that could have an adverse impact on our business, results of operations, financial condition or organizational reputation.

Impairment charges relating to our goodwill, long-lived assets or intangible assets could adversely affect our results of operations.
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of our North America reporting unit to its related net book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results of operations.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2019, our operations were conducted through 174 wholly-owned, leased and joint venture facilities in 21 countries (North and Central America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 103 are predominantly manufacturing facilities and 71 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Novi, Michigan. Our manufacturing facilities are located in North America, Central America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	36	18
	Other (b)	28	1
Asia Pacific	Manufacturing (a)	32	9
	Other (b)	12	—
Europe	Manufacturing (a)	29	10
	Other (b)	29	—
South America	Manufacturing (a)	6	1
	Other (b)	2	—

(a)	Includes multi-activity sites which are predominantly manufacturing.

(b)	Includes design, engineering, administrative and logistics locations.
(*) Excludes 5 unutilized facilities: 3 Europe; 2 North America
(*) Includes 14 R&D facilities worldwide.
Item 3.        Legal Proceedings
The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 23. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for discussion of loss contingencies.
In 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario, Canada, followed by similar complaints filed in British Columbia and Quebec in 2018 and 2019, respectively, against numerous automotive suppliers, including Cooper Standard Holdings Inc. and certain of its subsidiaries (together the “CS Defendants”) and its joint venture, Nishikawa Cooper LLC (“NISCO”). The Company believes the claims asserted against it and NISCO were without merit and intended to vigorously defend against the claims; however, Nishikawa Rubber Company, the indirect holder of the 60% equity interest of NISCO, entered into settlement agreements, releasing NISCO and the CS Defendants from the relevant cases. During 2019, each of the courts in Ontario, Quebec, and British Columbia approved the settlement agreement in those cases and dismissed the cases against NISCO and the CS Defendants.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock has been traded on the NYSE since October 17, 2013 under the symbol “CPS.”
Holders of Common Stock
As of February 7, 2020, there were approximately 7 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility, Term Loan Facility and Senior Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
Securities Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018.
As of December 31, 2019, we had approximately $98.7 million of repurchase authorization remaining.
A summary of shares of our common stock repurchased during the three months ended December 31, 2019 is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2019 through October 31, 2019	249	$31.86	—	$98.7
November 1, 2019 through November 30, 2019	645	$33.70	—	$98.7
December 1, 2019 through December 31, 2019	612	$33.16	—	$98.7
Total	1,506		—	$98.7
(1) Includes 1,506 shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2014 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2019.
Comparison of Cumulative Return

	Ticker	12/31/2014	12/31/2015	12/30/2016*	12/29/2017*	12/31/2018	12/31/2019
Cooper-Standard Holdings Inc.	CPS	$100.00	$134.05	$178.61	$211.64	$107.33	$57.29
S&P 500	SPX	$100.00	$99.33	$111.16	$135.07	$129.08	$169.31
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$91.95	$97.09	$127.50	$87.98	$116.81
* Represents last trading day of the year

Item 6.        Selected Financial Data
The selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from our consolidated financial statements. The following data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data” of this Report.

	Year Ended December 31,
	2019		2018		2017		2016		2015
	(Dollar amounts in millions except per share amounts)
Statement of operations data:
Sales	$3,108.4		$3,624.0	(5)	$3,617.8	(5)	$3,466.6	(5)	$3,342.8
Net income	62.2	(1)	99.1	(2) (5)	141.2	(5)	135.1	(5)	111.8
Net income attributable to Cooper-Standard Holdings Inc.	67.5	(1)	103.6	(2) (5)	138.0	(5)	133.7	(5)	111.9
Earnings per share:
Basic	$3.94		$5.79	(5)	$7.76	(5)	$7.66	(5)	$6.50
Diluted	$3.92		$5.66	(5)	$7.35	(5)	$7.14	(5)	$6.08

	As of December 31,
	2019		2018		2017		2016		2015
	(Dollar amounts in millions)
Balance sheet data (at end of period):
Cash and cash equivalents	$359.5		$265.0		$516.0		$480.1		$378.2
Net working capital (3)	184.3		232.9	(5)	119.5	(5)	89.5	(5)	175.3
Total assets	2,635.6		2,624.1		2,726.5	(5)	2,491.7		2,304.3
Total non-current liabilities	1,039.7		952.3	(5)	1,047.3	(5)	1,015.2	(5)	1,008.1
Total debt (4)	807.6		831.1		758.2		762.9		777.9
Total equity	876.0		851.5	(5)	852.1	(5)	716.5	(5)	614.8

Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$97.7		$149.4		$313.1		$365.5		$270.4
Investing activities	84.0		(383.0)		(200.6)		(198.3)		(166.4)
Financing activities	(84.0)		(14.4)		(75.5)		(62.9)		(11.6)

Other financial data:
Capital expenditures, including other intangible assets	$164.5		$218.1		$186.8		$164.4		$166.3
(1) 2019 net income amount includes gain on sale of our AVS business, impairment charges related to fixed assets and non-cash pension settlement charges.
(2) 2018 net income amount includes impairment charges related to goodwill, intangible assets and fixed assets and the release of a valuation allowance against net deferred tax assets recorded in France and capital loss carryforwards in the U.S.
(3) Net working capital is defined as current assets (excluding cash and cash equivalents and assets held for sale) less current liabilities (excluding debt payable within one year and liabilities held for sale).
(4) Includes $395.1 of our Senior Notes, $326.1 of Term Loan, $29.8 in finance leases and $56.7 of other third-party debt as of December 31, 2019.
(5) Reflects an adjusted amount for the impact of correcting certain immaterial errors as described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Refer to Note 2 to the consolidated financial statements for the corrections to the consolidated statements of net income for the years ending December 31, 2018 and 2017 and the consolidated balance sheet as of December 31, 2018.
Additionally, the impact of this revision on our statement of operations data for the year ended December 31, 2016 decreased sales by $6.3, net income by $5.3 and diluted EPS by $0.28. As of December 31, 2017, the impact of this revision on the balance sheet data increased net working capital by $0.7, increased total assets by $0.9, increased total non-current liabilities by $3.7, and decreased total equity by $3.0. As of December 31, 2016, the impact of this revision on the balance sheet decreased net working capital by $0.7, increased total non-current liabilities by $4.6, and decreased total equity by $5.3.

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
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs. During the first quarter of 2019 and in prior periods, the Company also operated an AVS business. On April 1, 2019, we completed the divestiture of the anti-vibration systems business. In 2019, approximately 83% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 17% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
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
In 2019, approximately 53% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand. Business conditions may vary significantly from period to period or region to region.

In North America, economic growth is expected to continue at a modest rate of approximately 1.5% to 2.0% in 2020. The recently signed trade deal is expected to reduce uncertainty in the region. In the United States, stable interest rates and continued progress regarding global trade relationships, among other factors, could provide additional economic momentum while uncertainty related to election year politics may suppress near-term commercial and industrial investment. In Canada, improving consumer confidence and a rebound in the housing market will likely provide support to the economy, while in Mexico, support will more likely come from a rebound in public spending. The mix of vehicles produced and sold in the North America continues to shift away from passenger cars in favor of crossover utility vehicles and light trucks.
In Europe, geopolitical concerns, the implementation of new environmental regulations in the automotive industry and lower export demand continue to weigh on economic growth. Looking ahead, we expect financial pressures in Italy, continued weak manufacturing output in Germany and continued uncertainties related to the United Kingdom’s separation from the European Union (“Brexit”), which will challenge the regional economic outlook in 2020.
In China the government continues to manage the nation’s economy with a goal of sustaining growth. The growth target for 2020 is approximately 6.0%. While the recently signed Phase I trade agreement with the United States may add a degree of stability in the near term, sustained tariffs will likely pressure export demand and overall economic growth. Fiscal tools such as increased investment in infrastructure may be used to in order to meet government growth targets. Incentives to boost demand specifically in the automotive industry have been implemented in past years, but are not expected in 2020.
The Brazilian economy experienced solid positive momentum in the second half of 2019. Building on that momentum, stronger economic growth is forecasted in 2020. The economy is expected to benefit from improving consumer confidence, rising credit growth and a market-friendly government agenda, partially offset by weak export demand. Based on this, our near-term outlook for South America is positive. We remain cautious for the mid to long-term outlook, however, given the long history of political instability and economic volatility in the region.
The current domestic and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. We continue to monitor the potential impacts of previously-announced tariffs; however we anticipate these and other tariffs will continue to negatively impact material costs.
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
According to the forecasting firm IHS Automotive, global light vehicle production was approximately 88.7 million units in 2019. This reflects a decline of approximately 5.8% globally.
Light vehicle production in certain regions for 2019 and 2018, as well as projections for 2020, are provided in the following table:

(In millions of units)	2020(1)	2019(1)	2018(1)	Projected % Change 2019-2020	% Change 2018-2019
North America	16.5	16.3	17.0	1.3%	(3.9)%
Europe	20.7	21.1	22.0	(1.9)%	(4.2)%
Asia Pacific	44.7	46.1	49.2	(3.1)%	(6.4)%
Greater China	23.6	24.6	26.9	(4.0)%	(8.4)%
South America	3.4	3.3	3.4	4.2%	(4.4)%
(1) Production data based on IHS Automotive, February 2020.
We anticipate that light vehicle production in North America will remain relatively stable over the next few years. In Europe and Asia Pacific, light vehicle production declined overall during 2019. These changes reflect consumer demand and geopolitical instability. Accordingly, there is uncertainty related to economic growth in 2020. In South America, we anticipate light vehicle production to be relatively strong in the near-term, but we remain cautious due to potential geo-political instability in the region.

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
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile. In addition, we continue to expect commodity cost volatility to have a continual impact on future earnings and operating cash flows. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures. The current domestic and international political environment, including existing and potential changes to U.S. and China policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy. While we continue to monitor the potential impacts of previously-announced tariffs, we anticipate these and other tariffs will negatively impact material costs.
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
Goodwill. Our goodwill is tested for impairment as of October 1 of each year for our North America reporting unit, and more frequently if events occur or circumstances change that would warrant such a review. For our goodwill analysis, fair value is based on the cash flows projected in the reporting unit’s strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a five-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. We assess the reasonableness of the estimated fair value using market based multiples of comparable companies. The annual goodwill impairment analysis for 2019 resulted in no impairment. See Note 10. “Goodwill and Intangible

Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is based upon either estimated salvage value or estimated orderly liquidation value. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2019, we recorded impairment charges related to machinery and equipment in our North America, Europe and Asia Pacific segments. In 2018, our impairment analysis resulted in impairment at various locations in our Europe and Asia Pacific segments. See Note 9. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Restructuring. Specific accruals have been recorded in connection with restructuring initiatives. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities and contractual obligations. Actual amounts recognized could differ from the original estimates. Restructuring-related reserves are reviewed on a quarterly basis, and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as employee separation and plant closure costs in the period the change occurs. See Note 7. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
We receive blanket purchase orders from many customers annually. Generally, such purchase orders and related documents establish the annual terms, including pricing, related to a vehicle model. However, purchase orders generally do not specify quantities. We recognize revenue based on a point in time, generally when products are shipped or delivered to customers. As part of certain agreements, customers ask for price reductions. We accrue for such concessions by reducing revenue as products are shipped. We also generally have ongoing adjustments to customer pricing arrangements based on the content and cost of our products. Such pricing accruals are adjusted as they are settled with customers.
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

however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 17. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs, which included non-cash settlement charges of $15.8 million, were approximately $23.0 million and $0.1 million, respectively, for the year ended December 31, 2019.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2019 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2019 were as follows:

	U.S.	Non-U.S.
Discount rate	3.28%	1.79%
Rate of compensation increase	N/A (*)	1.33%
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2019 were as follows:

	U.S.	Non-U.S.
Discount rate	4.25%	2.40%
Expected return on plan assets	6.50%	4.63%
Rate of compensation increase	N/A (*)	3.31%
*As the U.S. plans are frozen, the rate of compensation increase was not applicable.
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2020 net periodic benefit cost	Impact on PBO as of December 31, 2019
1% increase in discount rate	-$1.4 million	-$50.6 million
1% decrease in discount rate	+$1.4 million	+$62.4 million
1% increase in expected return on plan assets	-$2.9 million	—
1% decrease in expected return on plan assets	+$2.9 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $5.4 million in 2020.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2019 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.50%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A

The sensitivity of our postretirement benefit cost and obligations to changes in the health care cost trend rate is as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2019
1% increase in health care cost trend rate	+$0.2 million	+$4.3 million
1% decrease in health care cost trend rate	-$0.2 million	-$3.4 million
Aggregate other postretirement net periodic benefit is forecasted to be approximately $0.4 million in 2020.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. During 2018, the Company made a discretionary contribution of $15.0 million to its U.S. pension plan. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $3.6 million and $4.9 million, respectively in 2020.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.6 million in 2020.
Results of Operations

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Dollar amounts in thousands)
Sales	$3,108,400	$3,624,042	$3,617,773	$(515,642)	$6,269
Cost of products sold	2,749,278	3,075,737	2,946,687	(326,459)	129,050
Gross profit	359,122	548,305	671,086	(189,183)	(122,781)
Selling, administration & engineering expenses	302,496	314,805	340,963	(12,309)	(26,158)
Gain on sale of business	(191,571)	—	—	(191,571)	—
Gain on sale of land	—	(10,377)	—	10,377	(10,377)
Amortization of intangibles	17,966	14,844	14,056	3,122	788
Goodwill impairment charges	—	45,281	—	(45,281)	45,281
Other impairment charges	23,139	43,706	14,763	(20,567)	28,943
Restructuring charges	51,102	29,722	35,137	21,380	(5,415)
Operating profit	155,990	110,324	266,167	45,666	(155,843)
Interest expense, net of interest income	(44,113)	(41,004)	(42,112)	(3,109)	1,108
Equity in earnings of affiliates	6,504	6,718	5,519	(214)	1,199
Loss on refinancing and extinguishment of debt	—	(770)	(1,020)	770	250
Pension settlement charges	(15,819)	(775)	(6,427)	(15,044)	5,652
Other expense, net	(4,260)	(4,838)	(9,380)	578	4,542
Income before income taxes	98,302	69,655	212,747	28,647	(143,092)
Income tax expense (benefit)	36,089	(29,400)	71,506	65,489	(100,906)
Net income	62,213	99,055	141,241	(36,842)	(42,186)
Net loss (income) attributable to noncontrolling interests	5,316	4,546	(3,270)	770	7,816
Net income attributable to Cooper-Standard Holdings Inc.	$67,529	$103,601	$137,971	$(36,072)	$(34,370)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.
Sales
Sales for the year ended December 31, 2019 decreased 14.2%, compared to the year ended December 31, 2018.

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Total sales	$3,108,400	$3,624,042	$(515,642)	$(310,381)	$(86,774)	$(118,487)
* Net of customer price reductions
Gross Profit

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(Dollar amounts in thousands)
Cost of products sold	$2,749,278	$3,075,737	$(326,459)	$(129,471)	$(70,899)	$(126,089)
Gross profit	359,122	548,305	(189,183)	(180,910)	(15,875)	7,602
Gross profit percentage of sales	11.6%	15.1%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2019 decreased $326.5 million, or 10.6%, compared to the year ended December 31, 2018. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for the years ended December 31, 2019 and 2018. The change in the cost of products sold was driven lower sales volumes, continuous improvement and lean manufacturing, the sale of AVS product line, restructuring savings and material cost reductions. These items were partially offset by vehicle production mix including the delayed ramp up of certain customers key vehicle platforms and the United Automobile Workers (“UAW”) work stoppage against General Motors, commodity price fluctuations, foreign exchange, tariffs and wage inflation.
Gross profit for the year ended December 31, 2019 decreased $189.2 million compared to the year ended December 31, 2018. As a percentage of sales, gross profit was 11.6% and 15.1% for the years ended December 31, 2019 and 2018, respectively. The decrease in rate and amount was driven by vehicle production volume and mix, including the delayed ramp up of certain customers key vehicle platforms, the UAW work stoppage against General Motors, commercial settlements in China, commodity price inflation and foreign exchange pressures, tariffs and wage inflation. These items were partially offset by net favorable operational performance and acquisitions.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2019 was $302.5 million, or 9.7% of sales, compared to $314.8 million, or 8.7% of sales, for the year ended December 31, 2018. The decrease in expense was primarily due to savings generated from salaried employee initiatives and the sale of our anti-vibration (“AVS”) product line, partially offset by additional costs for newly acquired businesses and general inflation.
Gain on Sale of Business. Gain on sale of business of $191.6 million for the year ended December 31, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019. We did not record a gain on sale of business for the year ended December 31, 2018.
Impairment Charges. Non-cash asset impairment charges of $23.1 million for the year ended December 31, 2019 consisted of property, plant and equipment impairment charges. Non-cash asset impairment charges of $89.0 million for the year ended December 31, 2018 consisted of $45.3 million of goodwill impairment charges, $42.9 million of property, plant and equipment impairment charges and $0.8 million of intangible impairment charges.
Restructuring. Restructuring charges for the year ended December 31, 2019 increased $21.4 million compared to the year ended December 31, 2018. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or in response to changes in global and regional automotive markets. During 2019, the increases attributable to North America were primarily due to salaried employee initiatives and footprint rationalization. The increases attributable to Europe and Asia Pacific were primarily due to footprint rationalization.

Interest Expense, net. Net interest expense for the year ended December 31, 2019 increased $3.1 million compared to the year ended December 31, 2018, primarily due to higher outstanding debt balances in the first quarter of 2019.
Pension Settlement Charges. Non-cash pension settlement charges of $15.8 million for the year ended December 31, 2019 primarily related to the purchase of a bulk annuity policy to de-risk a portion of our pension obligations in the U.S. Settlement charges of $0.8 million for the year ended December 31, 2018 related to non-U.S. pension plans.
Other Expense, net. Other expense for the year ended December 31, 2019 decreased $0.6 million compared to the year ended December 31, 2018. The decrease was primarily due to higher miscellaneous income in the year ended December 31, 2019.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2019 was $36.1 million on earnings before taxes of $98.3 million. This compares to income tax benefit of $29.4 million on earnings before taxes of $69.7 million for the year ended December 31, 2018. The tax expense in 2019 differed from the statutory rate due to incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, permanent impacts from the sale of the AVS product line, the mix of income between the U.S. and foreign sources, tax incentives, other tax credits, and other nonrecurring discrete items. Tax expense in 2018 differed from the statutory rate as a result of the reversal of valuation allowances recorded against net operating loss carryforwards and other timing items in France, in addition to a capital loss carryforward in the U.S. Additional items impacting income taxes were a discrete benefit resulting from the finalization of U.S. tax reform calculations, the mix of income between the U.S. and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017.
Sales
Sales for the year ended December 31, 2018 increased 0.2% compared to the year ended December 31, 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Acquisitions/Divestiture, Net
	(Dollar amounts in thousands)
Total sales	$3,624,042	$3,617,773	$6,269	$(82,548)	$41,588	$47,229
* Net of customer price reductions

Gross Profit

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(Dollar amounts in thousands)
Cost of products sold	$3,075,737	$2,946,687	$129,050	$48,428	$29,668	$50,954
Gross profit	548,305	671,086	(122,781)	(130,976)	11,920	(3,725)
Gross profit percentage of sales	15.1%	18.5%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2018, increased $129.1 million or 4.4% compared to the year ended December 31, 2017. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for the years ended December 31, 2018 and 2017. Cost of products sold was impacted by vehicle production mix, commodity price and foreign exchange pressures, as well as acquisitions. These items were partially offset by continuous improvement, restructuring savings and material cost reductions.
Gross profit for the year ended December 31, 2018 decreased $122.8 million compared to the year ended December 31, 2017. As a percentage of sales, gross profit was 15.1% and 18.5% of sales for each of the years ended December 31, 2018 and 2017, respectively. The decrease in margin was driven by unfavorable vehicle production mix, customer price reductions, commodity price pressures and foreign exchange, partially offset by net favorable operational performance and acquisitions.

Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2018 was $314.8 million, or 8.7% of sales, compared to $341.0 million, or 9.4%, of sales for the year ended December 31, 2017. The decrease in expense was primarily due to lower compensation-related costs and efficiencies related to cost improvement initiatives, partially offset by wage inflation.
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
Restructuring. Restructuring charges for the year ended December 31, 2018 decreased $5.4 million compared to the year ended December 31, 2017. The decrease was primarily driven by lower expenses of $8.1 million related to the substantial completion of initiatives in Europe, partially offset by higher restructuring charges in the Asia Pacific segment.
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
Pension Settlement Charges. Settlement charges of $0.8 million for the year ended December 31, 2018 related to non-U.S. pension plans. Settlement charges of $6.4 million for the year ended December 31, 2017 related primarily to de-risking pension obligations in the U.K.
Other Expense, net. Other expense for the year ended December 31, 2018 decreased $4.5 million compared to the year ended December 31, 2017. The decrease was primarily due to lower foreign currency losses and benefit related costs in the year ended December 31, 2018, partially offset by lower miscellaneous income.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2018 was $29.4 million on earnings before taxes of $69.7 million. This compares to income tax expense of $71.5 million on earnings before taxes of $212.7 million for the year ended December 31, 2017. The tax benefit in 2018 differed from the statutory rate due to the reversal of valuation allowances recorded against net operating loss carryforwards and other timing items in France, in addition to a capital loss carryforward in the U.S. Additional items impacting income taxes were a discrete benefit resulting from the finalization of U.S. tax reform calculations, the mix of income between the U.S. and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items. Tax expense in 2017 differed from the statutory rate as a result of the Tax Cuts and Jobs Act enacted in 2017, the mix of income between the U.S. and foreign sources, tax incentives, incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, other tax credits, and other nonrecurring discrete items.

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
The following tables presents sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Sales

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,641,724	$1,924,717	$(282,993)	$(175,275)	$(5,433)	$(102,285)
Europe	868,188	1,030,102	(161,914)	(57,722)	(50,797)	(53,395)
Asia Pacific	503,953	571,160	(67,207)	(81,777)	(22,623)	37,193
South America	94,535	98,063	(3,528)	4,393	(7,921)	—
Consolidated	$3,108,400	$3,624,042	$(515,642)	$(310,381)	$(86,774)	$(118,487)
* Net of customer price reductions

•	The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi and the Brazilian Real.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$212,530	$320,955	$(108,425)	$(103,375)	$(5,389)	$4,704	$(4,365)
Europe	22,702	45,105	(22,403)	(27,764)	(3,508)	13,534	(4,665)
Asia Pacific	(29,496)	13,849	(43,345)	(52,034)	(1,080)	9,914	(145)
South America	(4,128)	(7,251)	3,123	2,263	(673)	1,533	—
Consolidated adjusted EBITDA	$201,608	$372,658	$(171,050)	$(180,910)	$(10,650)	$29,685	$(9,175)
* Net of customer price reductions

•	The unfavorable impact of foreign currency exchange was primarily driven by the Canadian Dollar, the Euro, the Chinese Renminbi, the Polish Zloty, the Czech Koruna and the Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	The increase in commodity, general inflation, and tariffs;

◦	Tax settlements in South America and the one-time impact of commercial settlements in Asia Pacific;

◦	Net operational efficiencies of $80.9 million primarily driven by our North America, Europe, and Asia Pacific segments; and

◦	The decrease in selling, administrative and engineering expense due to efficiencies related to cost improvement initiatives.
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
Sales

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,924,717	$1,882,670	$42,047	$709	$(780)	$42,118
Europe	1,030,102	1,043,738	(13,636)	(40,747)	48,937	(21,826)
Asia Pacific	571,160	584,808	(13,648)	(47,857)	7,272	26,937
South America	98,063	106,557	(8,494)	5,347	(13,841)	—
Consolidated	$3,624,042	$3,617,773	$6,269	$(82,548)	$41,588	$47,229
* Net of customer price reductions

•	The impact of foreign currency exchange primarily related to the Euro, the Brazilian Real and the Chinese Renminbi.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2018	2017	Change	Volume / Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$320,955	$326,584	$(5,629)	$(42,048)	$(319)	$30,494	$6,244
Europe	45,105	74,598	(29,493)	(49,826)	4,157	18,782	(2,606)
Asia Pacific	13,849	54,356	(40,507)	(41,890)	3,119	(3,668)	1,932
South America	(7,251)	(3,891)	(3,360)	2,788	(3,240)	(2,908)	—
Consolidated adjusted EBITDA	$372,658	$451,647	$(78,989)	$(130,976)	$3,717	$42,700	$5,570
* Net of customer price reductions

•	The favorable impact of foreign currency exchange impact was primarily driven by the Euro and Chinese Renminbi, partially offset by the Brazilian Real.

•	The Cost (Increases) / Decreases category above includes:

◦	Net operational efficiencies of $80.2 million primarily driven by our North America and Europe segments;

◦	The decrease in selling, administrative and engineering expense due to lower compensation-related costs and efficiencies related to cost improvement initiatives; and

◦	The increase in wage inflation and the increase in material cost pressure.
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
Cash Flows
Operating Activities. Net cash provided by operating activities was $97.7 million for the year ended December 31, 2019, compared to $149.4 million for the year ended December 31, 2018. The lower inflow was primarily due to decreased cash earnings, and timing of customer payments, partially offset by payments to suppliers and changes in accrued liabilities.
Net cash provided by operating activities was $149.4 million for the year ended December 31, 2018, compared to $313.1 million for the year ended December 31, 2017. The lower inflow was primarily driven by changes in the utilization of the accounts receivable factoring program, lower cash earnings, changes in compensation-related accruals, and our discretionary pension contribution.
Investing Activities. Net cash provided by investing activities was $84.0 million for the year ended December 31, 2019, compared to net cash used in investing activities of $383.0 million for the year ended December 31, 2018. Cash provided by investing activities consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending of $164.5 million for the year ended December 31, 2019. We anticipate that we will spend approximately $140 million to $150 million on capital expenditures in 2020.
Net cash used in investing activities was $383.0 million for the year ended December 31, 2018, compared to $200.6 million for the year ended December 31, 2017. The increase was primarily due to higher capital spending on programs related to sales growth and innovation, and cash paid for the acquisition of businesses, partially offset by land sale proceeds.
Financing Activities. Net cash used in financing activities totaled $84.0 million for the year ended December 31, 2019, compared to $14.4 million for the year ended December 31, 2018. The change was primarily due to repayment of our revolving credit facility and local borrowing lines. Cash used for share repurchases was $36.6 million and $60.0 million for the years ended December 31, 2019 and 2018, respectively.
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
Loan and letter of credit availability under the agreement is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 75% of eligible tooling accounts receivable; minus reserves established by the agent. The obligations under the ABL Facility and the related guarantees are secured by various assets, as detailed in Note 11. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
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
As of December 31, 2019, the Company had $178.3 million in availability, less outstanding letters of credit of $5.3 million. As of December 31, 2019 and 2018, the Company had $0.7 million and $1.0 million, respectively, in unamortized debt issuance costs.
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
As of December 31, 2019, the principal amount of $329.8 million was outstanding, and the Company had $2.3 million unamortized debt issuance costs and $1.5 million of unamortized original issue discount.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain European customers accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2019 and 2018, we had $103.8 million and $100.4 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2019 and 2018, total accounts receivable factored were $556.1 million and $626.6 million, respectively. Costs incurred on the sale of receivables were $1.0 million, $1.2 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are recorded in other expense, net and interest expense, net of interest income in the consolidated statements of net income. These are permitted transactions under the credit agreements governing our ABL Facility and Term Loan Facility and the indenture governing the Senior Notes.
As of December 31, 2019, we had no other off-balance sheet arrangements.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by our management and in accordance with prevailing market conditions and federal securities laws and regulations. The 2018 Program was effective in November 2018. The common stock repurchase program approved in March 2016 was fully utilized as of December 31, 2018.
2019 Repurchases
In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase our common stock pursuant to the 2018 Program. Under the ASR agreement, we made an up-front payment of $30.0 million and received an initial delivery of 626,305 shares of our common stock in the second quarter of 2019. The repurchase was completed in the third quarter of 2019 when we received final delivery of an additional 72,875 shares. A total of 699,180 shares were repurchased under the ASR agreement at a weighted average purchase price of $42.91 per share.
In addition to the repurchase under the ASR agreement, during the year ended December 31, 2019, we utilized $5.9 million of cash on hand to repurchase 85,000 shares of common stock at an average purchase price of $69.85 per share.
As of December 31, 2019, we had approximately $98.7 million of repurchase authorization remaining.
2018 Repurchases
In June 2018, we entered into an ASR agreement with a third-party financial institution to repurchase our common stock. Under the ASR agreement, we made an up-front payment of $35.0 million. The repurchase was completed in the third quarter of 2018, and a total of 258,285 shares were repurchased at a weighted average purchase price of $135.51 per share. In addition to the repurchase under the ASR agreement, during the year ended December 31, 2018, we repurchased 324,508 shares of our common stock at an average purchase price of $78.78 per share, excluding commissions, for a total cost of $25.6 million.
We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of repurchase will vary based on market and business conditions and other factors, including alternative uses of capital. We are not obligated to repurchase any number of shares or dollar amount, and the 2018 Program may be discontinued at any time at our discretion.
See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” and Note 20. “Equity” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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

The following table summarizes the total amounts due as of December 31, 2019 under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$786.5	$60.1	$6.8	$319.6	$400.0
Interest on debt obligations	202.5	34.8	67.9	54.8	45.0
Operating lease obligations	96.4	27.2	33.0	19.9	16.3
Finance lease obligations	41.5	3.8	6.9	6.2	24.6
Total	$1,126.9	$125.9	$114.6	$400.5	$485.9
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2019, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $58.7 million.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $3.6 million and $4.9 million, respectively, in 2020. Our minimum funding requirements after 2020 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.6 million in 2020.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $10.1 million as of December 31, 2019 have been excluded from the contractual obligations table above. See Note 17. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2019 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2019	2018	2017
	(Dollar amounts in thousands)
Net income attributable to Cooper-Standard Holdings Inc.	$67,529	$103,601	$137,971
Income tax expense (benefit)	36,089	(29,400)	71,506
Interest expense, net of interest income	44,113	41,004	42,112
Depreciation and amortization	151,953	146,698	138,088
EBITDA	$299,684	$261,903	$389,677
Gain on sale of business (1)	(191,571)	—	—
Restructuring charges (2)	51,102	29,722	35,137
Other impairment charges (3)	23,139	43,706	14,763
Pension settlement charges (4)	15,997	775	6,427
Project costs (5)	2,090	4,881	—
Lease termination costs (6)	1,167	—	—
Goodwill impairment charges (7)	—	39,818	—
Gain on sale of land (8)	—	(10,377)	—
Amortization of inventory write-up (9)	—	1,460	—
Loss on refinancing and extinguishment of debt (10)	—	770	1,020
Foreign tax amnesty program (11)	—	—	4,623
Adjusted EBITDA	$201,608	$372,658	$451,647

(1)
Gain on sale of AVS product line. See Note 5. “Divestiture” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

(2)	Includes non-cash impairment charges related to restructuring.

(3)
Other non-cash impairment charges in 2019 and 2017 related to fixed assets of $23,139 and $14,763, respectively. Impairment charges in 2018 related to intangible assets of $791 and fixed assets of $42,915.

(4)	Non-cash pension settlement charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.

(5)	Project costs recorded in selling, administration and engineering expense related to acquisitions and divestiture.

(6)
Lease termination costs no longer recorded as Restructuring charges in accordance with ASC 842. See Note 3. “New Accounting Pronouncements” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

(7)	Non-cash goodwill impairment charges in 2018 related to impairments at our Europe and Asia Pacific reporting units, net of approximately $5,463 attributable to our noncontrolling interests.

(8)
Gain on sale of land in Europe that was contemplated in conjunction with our restructuring plan. See Note 9. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

(9)	Amortization of write-up of inventory to fair value for the 2018 acquisitions.

(10)	Loss on refinancing and extinguishment of debt relating to the March 2018 amendment and May 2017 amendment of the Term Loan Facility.

(11)	Relates to indirect taxes recorded in cost of products sold.
Recent Accounting Pronouncements
See Note 3. “New Accounting Pronouncements” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively manage our exposure to risk from changes in foreign currency exchange rates and interest rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading or speculative purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 12. “Fair Value Measurements and Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2019, the notional amount of these contracts was $92.2 million. As of December 31, 2019, the fair value of the Company’s forward foreign exchange contracts was an asset of $0.4 million. The potential pre-tax loss or gain in fair value from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2019	December 31, 2018
10% strengthening of U.S. Dollar	($7.8) million	+ $0.9 million
10% weakening of U.S. Dollar	+ $10.5 million	+ $2.1 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2019, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. Such interest rate swap contracts fixed the interest payments of variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2019, there were no interest rate swap contracts outstanding. As of December 31, 2019 and 2018, approximately 50.9% and 52.5%, respectively, of our total debt was at variable interest rates. The pre-tax earnings and cash flow impact of a 100 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2019 would be a $3.9 million increase or decrease, respectively, on an annualized basis.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2019. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of property, plant and equipment

Description of the Matter
As of December 31, 2019, the Company’s property, plant and equipment balance was $988 million. As discussed in Note 9 to the consolidated financial statements, during 2019 the Company recorded property, plant and equipment impairment charges at certain locations within its Europe and Asia Pacific segments due to the deterioration of their financial results. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain assets were impaired. The Company recognized a $22 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. The Company determined fair value using estimated salvage value or estimated orderly liquidation value, which was deemed the highest and best use of the assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to measure impairments of property, plant and equipment. Our audit procedures included among others, testing controls over the Company’s review of the significant assumptions and methodologies used in the calculation of the fair value of the related assets.
Our testing of the Company’s impairment of property, plant and equipment included, among other procedures, evaluating the assumptions used to estimate the fair value of the property, plant and equipment. We reviewed the valuation methodology to assess whether the methodology is widely recognized and appropriate for use in the valuation of the property, plant and equipment, tested significant assumptions and the data used in the valuation, and recalculated the valuation estimate based on the applicable inputs. We also involved our valuation specialists to assist in our assessment of the valuation approach and assumptions used to estimate the fair value.

Revenue recognition - accounting for payments to customers

Description of the Matter
As described in Note 6 to the financial statements, the Company at times enters into agreements that provide for lump sum payments to customers. Payments to customers are recorded as a reduction of revenue during the period the commitment is made and a liability is recorded for any commitments of future payments to customers. As of December 31, 2019, the Company has accrued $22 million related to commitments of future payments to customers.
Auditing the accounting for and completeness of agreements to make payments to customers, including the appropriate timing and presentation of adjustments to revenue and the related liability is challenging due to the unique facts and circumstances involved in each customer agreement, as well as on-going commercial negotiations with customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and evaluation of agreements that include commitments to make payments to customers, including controls over management’s review of the completeness and timing of the recording of adjustments to revenue and the related liabilities.
Our audit procedures to test the completeness of the Company’s identification of such commitments included, among others, interviewing sales representatives who are responsible for negotiations with customers, reviewing customer negotiation documentation, and obtaining and reviewing a sample of customer agreements to review for new or contrary evidence. To test the timing of adjustments to revenue and related liabilities for commitments to make payments to customers, we selected a sample of customer agreements and evaluated the terms of the agreements to determine the appropriateness of the accounting treatment and also tested payments to customers.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Detroit, Michigan
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 26, 2020

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales	$3,108,400	$3,624,042	$3,617,773
Cost of products sold	2,749,278	3,075,737	2,946,687
Gross profit	359,122	548,305	671,086
Selling, administration & engineering expenses	302,496	314,805	340,963
Gain on sale of business	(191,571)	—	—
Gain on sale of land	—	(10,377)	—
Amortization of intangibles	17,966	14,844	14,056
Goodwill impairment charges	—	45,281	—
Other impairment charges	23,139	43,706	14,763
Restructuring charges	51,102	29,722	35,137
Operating profit	155,990	110,324	266,167
Interest expense, net of interest income	(44,113)	(41,004)	(42,112)
Equity in earnings of affiliates	6,504	6,718	5,519
Loss on refinancing and extinguishment of debt	—	(770)	(1,020)
Pension settlement charges	(15,819)	(775)	(6,427)
Other expense, net	(4,260)	(4,838)	(9,380)
Income before income taxes	98,302	69,655	212,747
Income tax expense (benefit)	36,089	(29,400)	71,506
Net income	62,213	99,055	141,241
Net loss (income) attributable to noncontrolling interests	5,316	4,546	(3,270)
Net income attributable to Cooper-Standard Holdings Inc.	$67,529	$103,601	$137,971

Earnings per share:
Basic	$3.94	$5.79	$7.76
Diluted	$3.92	$5.66	$7.35
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$62,213	$99,055	$141,241
Other comprehensive income (loss):
Currency translation adjustment	(13,308)	(46,902)	49,242
Benefit plan liabilities adjustment, net of tax	4,215	4,943	(3,137)
Fair value change of derivatives, net of tax	810	1,009	73
Other comprehensive (loss) income, net of tax	(8,283)	(40,950)	46,178
Comprehensive income	53,930	58,105	187,419
Comprehensive loss (income) attributable to noncontrolling interests	5,795	6,172	(4,874)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	$59,725	$64,277	$182,545

The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$359,536	$264,980
Accounts receivable, net	423,155	418,607
Tooling receivable	148,175	141,106
Inventories	143,439	175,572
Prepaid expenses	34,452	36,878
Other current assets	93,513	108,683
Assets held for sale	—	103,898
Total current assets	1,202,270	1,249,724
Property, plant and equipment, net	988,277	984,241
Operating lease right-of-use assets, net	83,376	—
Goodwill	142,187	143,681
Intangible assets, net	84,369	99,602
Deferred tax assets	56,662	71,049
Other assets	78,441	75,848
Total assets	$2,635,582	$2,624,145

Liabilities and Equity
Current liabilities:
Debt payable within one year	$61,449	$101,323
Accounts payable	426,055	452,320
Payroll liabilities	88,486	92,604
Accrued liabilities	119,841	102,976
Current operating lease liabilities	24,094	—
Liabilities held for sale	—	71,195
Total current liabilities	719,925	820,418
Long-term debt	746,179	729,805
Pension benefits	140,010	138,771
Postretirement benefits other than pensions	48,313	40,901
Long-term operating lease liabilities	60,234	—
Deferred tax liabilities	10,785	5,566
Other liabilities	34,154	37,209
Total liabilities	1,759,600	1,772,670
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,908,566 shares issued and 16,842,757 outstanding as of December 31, 2019 and 19,620,546 shares issued and 17,554,737 outstanding as of December 31, 2018	17	17
Additional paid-in capital	490,451	501,511
Retained earnings	619,448	569,215
Accumulated other comprehensive loss	(253,741)	(245,937)
Total Cooper-Standard Holdings Inc. equity	856,175	824,806
Noncontrolling interests	19,807	26,669
Total equity	875,982	851,475
Total liabilities and equity	$2,635,582	$2,624,145
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2016	17,690,611	$17	$513,934	$420,659	$(242,548)	$692,062	$24,431	$716,493
Repurchase of common stock	(513,801)	(1)	(12,434)	(43,512)	—	(55,947)	—	(55,947)
Warrant exercise	568,702	1	2,372	—	—	2,373	—	2,373
Share-based compensation, net	169,087	1	8,943	(6,396)	—	2,548	—	2,548
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(785)	(785)
Net income for 2017	—	—	—	137,971	—	137,971	3,270	141,241
Other comprehensive income	—	—	—	—	44,574	44,574	1,604	46,178
Balance as of December 31, 2017	17,914,599	18	512,815	508,722	(197,974)	823,581	28,520	852,101
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Repurchase of common stock	(549,019)	(1)	(14,259)	(46,306)	—	(60,566)	—	(60,566)
Share-based compensation, net	189,157	—	5,637	(5,441)	—	196	—	196
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,377	1,377
Acquisition	—	—	—	—	—	—	6,246	6,246
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3,614)	(3,614)
Net income (loss) for 2018	—	—	—	103,601	—	103,601	(4,546)	99,055
Other comprehensive loss	—	—	—	—	(39,324)	(39,324)	(1,626)	(40,950)
Balance as of December 31, 2018	17,554,737	17	501,511	569,215	(245,937)	824,806	26,669	851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(817,954)	—	(21,459)	(14,478)	—	(35,937)	—	(35,937)
Share-based compensation, net	105,974	—	9,101	(211)	—	8,890	—	8,890
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Contribution from noncontrolling interests	—	—	—	—	—	—	6,048	6,048
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,058)	(1,058)
Net income (loss) for 2019	—	—	—	67,529	—	67,529	(5,316)	62,213
Other comprehensive loss	—	—	—	—	(7,804)	(7,804)	(479)	(8,283)
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$62,213	$99,055	$141,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133,987	131,854	124,032
Amortization of intangibles	17,966	14,844	14,056
Gain on sale of business	(191,571)	—	—
Gain on sale of land	—	(10,377)	—
Impairment charges	23,139	88,987	14,763
Pension settlement charges	15,819	775	6,427
Share-based compensation expense	11,865	8,520	24,963
Equity in earnings, net of dividends related to earnings	(1,587)	(1,856)	(137)
Loss on refinancing and extinguishment of debt	—	770	1,020
Deferred income taxes	15,874	(38,931)	7,975
Other	5,230	2,652	1,286
Changes in operating assets and liabilities:
Accounts and tooling receivable	(26,534)	17,916	(26,428)
Inventories	29,430	1,410	(13,929)
Prepaid expenses	(150)	(4,647)	5,981
Accounts payable	(14,643)	(32,502)	11,415
Payroll and accrued liabilities	(1,258)	(61,800)	8,378
Other	17,917	(67,282)	(7,937)
Net cash provided by operating activities	97,697	149,388	313,106
Investing activities:
Capital expenditures	(164,466)	(218,071)	(186,795)
Acquisition of businesses, net of cash acquired	(452)	(171,653)	(478)
Proceeds from sale of business	243,362	—	—
Proceeds from sale of fixed assets and other	5,586	6,733	(13,349)
Net cash provided by (used for) investing activities	84,030	(382,991)	(200,622)
Financing activities:
Principal payments on long-term debt	(4,494)	(3,437)	(19,866)
Purchase of noncontrolling interest	(4,797)	(2,450)	—
Repurchase of common stock	(36,550)	(59,955)	(55,123)
Proceeds from exercise of warrants	—	—	2,373
(Decrease) increase in short term debt, net	(40,406)	65,198	10,683
Taxes withheld and paid on employees' share-based payment awards	(2,787)	(11,618)	(13,297)
Contribution from noncontrolling interests and other	5,042	(2,178)	(297)
Net cash used for financing activities	(83,992)	(14,440)	(75,527)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,392)	(3,019)	(1,475)
Changes in cash, cash equivalents and restricted cash	94,343	(251,062)	35,482
Cash, cash equivalents and restricted cash at beginning of period	267,399	518,461	482,979
Cash, cash equivalents and restricted cash at end of period	$361,742	$267,399	$518,461
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$359,536	$264,980	$515,952
Restricted cash included in other current assets	12	18	88
Restricted cash included in other assets	2,194	2,401	2,421
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$361,742	$267,399	$518,461
Supplemental Disclosure:
Cash paid for interest	$47,580	$44,877	$47,424
Cash paid for income taxes, net of refunds	23,599	32,299	36,883
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
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. On April 1, 2019, the Company completed the divestiture of its anti-vibration systems product line. See Note 5. “Divestiture” for additional information
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of fluid transfer systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 103 manufacturing locations and 71 design, engineering, administrative and logistics locations in 21 countries around the world.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain balances in prior periods have been conformed to the current presentation.
Immaterial Correction of Errors
During the year ended December 31, 2019, the Company identified errors related to the timing of recording pricing concessions with customers in the Asia Pacific region. These errors primarily related to periods prior to fiscal year 2019. An out-of-period adjustment was recorded during the third quarter of 2019 related to the Asia Pacific pricing matters, which has been corrected in these consolidated financial statements, including corrections to all prior periods presented as reconciled in the tables below. Additionally, the Company corrected certain other errors previously identified as immaterial to the financial statements. Reconciliations for revised interim periods will be presented in future filings that include results of the affected periods. The impact of these corrections on sales, net income (loss) and EPS by quarter for 2019 and 2018 is reflected in “Note 26. Selected Quarterly Information.”
Management evaluated the effect of the adjustments on the Company’s financial statements under the provision of Accounting Standards Codification (“ASC”) 250: Accounting Changes and Error Corrections, Staff Accounting Bulletin No. 99: Materiality and Staff Accounting Bulletin No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded these errors were not material individually or in the aggregate to any of the previously reported periods and, therefore, amendments of previously filed reports were not required. However, the effect of correcting all the accumulated errors in the 2019 financial statements would materially misstate those financial statements. As such, the corrections were made to the applicable prior periods reflected in the financial information herein and will be reflected in future filings containing such financial information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The following table presents the impact of these corrections on the Company’s consolidated statements of net income:

	Year ended December 31, 2018			Year ended December 31, 2017
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Sales	$3,629,293	$(5,251)	$3,624,042	$3,618,126	$(353)	$3,617,773
Gross profit	553,556	(5,251)	548,305	671,439	(353)	671,086
Income tax expense (benefit)	(29,683)	283	(29,400)	74,527	(3,021)	71,506
Net income	104,589	(5,534)	99,055	138,573	2,668	141,241
Net loss (income) attributable to noncontrolling interests	3,177	1,369	4,546	(3,270)	—	(3,270)
Net income attributable to Cooper-Standard Holdings Inc.	107,766	(4,165)	103,601	135,303	2,668	137,971

Earnings per share:
Basic	$6.02	$(0.23)	$5.79	$7.61	$0.15	$7.76
Diluted	$5.89	$(0.23)	$5.66	$7.21	$0.14	$7.35

The following table presents the impact of these corrections on the Company’s consolidated statements of comprehensive income (loss):

	Year ended December 31, 2018			Year ended December 31, 2017
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Currency translation adjustment	$(47,397)	$495	$(46,902)	$49,600	$(358)	$49,242
Comprehensive loss (income) attributable to noncontrolling interests	4,804	1,368	6,172	(4,874)	—	(4,874)
Comprehensive income attributable to Cooper-Standard Holdings Inc.	67,948	(3,671)	64,277	180,235	2,310	182,545
The following table presents the impact of these corrections on the Company’s consolidated balance sheets:

	December 31, 2018
	As Previously Reported	Adjustment	As Corrected
Deferred tax assets	$70,007	$1,042	$71,049
Accrued liabilities	98,907	4,069	102,976
Deferred tax liabilities	8,233	(2,667)	5,566
Other liabilities	29,542	7,667	37,209
Total liabilities	1,763,601	9,069	1,772,670
Retained earnings	576,025	(6,810)	569,215
Accumulated other comprehensive loss	(246,088)	151	(245,937)
Total Cooper-Standard Holdings Inc. equity	831,465	(6,659)	824,806
Noncontrolling interests	28,037	(1,368)	26,669
Total equity	859,502	(8,027)	851,475
The following table presents the impact of these corrections on the balance as of December 31, 2017 and December 31, 2016 in the Company’s consolidated statements of changes in equity:

	Balance as of December 31, 2017			Balance as of December 31, 2016
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Retained earnings	$511,367	$(2,645)	$508,722	$425,972	$(5,313)	$420,659
Accumulated other comprehensive loss	(197,631)	(343)	(197,974)	(242,563)	15	(242,548)
Total equity	855,089	(2,988)	852,101	721,791	(5,298)	716,493

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

For the year ended December 31, 2018, the impact of these corrections on the consolidated statement of cash flow included a $5,534 decrease in net income offset by an increase of $1,790 in deferred income taxes, an increase of $3,846 in change in payroll and accrued liabilities, and a decrease of $102 in changes in other operating assets and liabilities, resulting in no impact to net cash provided by operating activities.
For the year ended December 31, 2017, the impact of these corrections on the consolidated statement of cash flow included a $2,668 increase in net income offset by a decrease of $3,101 in deferred income taxes, a decrease of $501 in payroll and accrued liabilities, and an increase of $934 in changes in other operating assets and liabilities, resulting in no impact to net cash provided by operating activities.
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
Cash and Cash Equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2019 includes $21,485 of cash collected on behalf of a factoring provider in connection with receivables sold under the Company’s accounts receivable factoring program. See Note 13. “Accounts Receivable Factoring” for additional information.
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
Allowance for Doubtful Accounts – An allowance for doubtful accounts is established through charges to the provision for bad debts when it is probable that the outstanding receivable will not be collected. The Company evaluates the adequacy of the allowance for doubtful accounts on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for doubtful accounts was $9,149 and $5,551 as of December 31, 2019 and 2018, respectively.
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $711, $1,493 and $3,769 for the years ended December 31, 2019, 2018 and 2017, respectively.
Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2019	2018
Finished goods	$57,070	$50,999
Work in process	33,753	37,815
Raw materials and supplies	52,616	86,758
	$143,439	$175,572

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
Long-lived Assets – Property, plant and equipment are recorded at cost and depreciated using primarily the straight-line method over estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include technology and customer relationships, are amortized over estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on either estimated salvage value or estimated orderly liquidation value.
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $3,994 and $4,735 as of December 31, 2019 and 2018, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2019 and 2018 was $148,175 and $141,106, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $19,185 and $27,037 as of December 31, 2019 and 2018, respectively.
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
In the fourth quarter of 2019, the Company completed a quantitative goodwill impairment assessment for the North America reporting unit, and after evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert quantitatively that the estimated fair value of the North America reporting unit remained in excess of its carrying value. In the fourth quarter of 2018, the Company completed a qualitative goodwill impairment assessment for each of its reporting units, and after evaluating the results, events and circumstances, the Company determined a quantitative test was necessary. As a result of the quantitative test, an impairment charge was recorded in our Europe and Asia Pacific reporting units. No goodwill impairments were recorded in 2017. See Note 10. “Goodwill and Intangible Assets.”
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
Revenue Recognition and Sales Commitments – In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company has one major performance obligation category: manufactured parts.
A contract’s transaction price is allocated to each distinct performance obligation and recognized when the performance obligation is satisfied. The Company’s contracts may include multiple performance obligations. For such contracts, the Company generally allocates the contract’s transaction price to each performance obligation based on the purchase order or other arranged pricing.
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
Research and Development – Costs are charged to selling, administration and engineering expenses as incurred and totaled $114,854, $122,529 and $127,974 for the years ended December 31, 2019, 2018 and 2017, respectively.
Share-based Compensation – The Company measures share-based compensation expense at fair value and generally recognizes such expenses on a straight-line basis over the vesting period of the share-based employee awards. See Note 21. “Share-Based Compensation” for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2019, which had a material impact on its consolidated financial statements:
ASU 2016-02, Leases (Topic 842)
On January 1, 2019, the Company adopted ASC 842, Leases, and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities for all leases (except for short-term leases). The Company made a policy election for all asset classes to exclude the balance sheet recognition of leases with a lease term, at lease commencement, of 12 months or less and no purchase option reasonably certain to be exercised. The standard also requires additional disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from lease transactions. The new standard resulted in a material increase in right-of-use assets and lease liabilities on the Company’s consolidated balance sheet beginning in 2019 and had no impact on our consolidated statement of net income or to cash provided by (used in) operating, financing or investing activities on our consolidated cash flow statements.
The difference between the lease assets and lease liabilities was recorded as an adjustment to the opening balance of retained earnings. The cumulative effects of the changes made to the Company’s consolidated balance sheet as of January 1, 2019 were as follows:

	Balance as of December 31, 2018	Adjustments due to adoption of ASC 842	Balance as of January 1, 2019
Prepaid expenses	$36,878	$(2,704)	$34,174
Assets held for sale	103,898	9,559	113,457
Operating lease right-of-use assets, net	—	102,268	102,268
Accrued liabilities	102,976	(336)	102,640
Current operating lease liabilities	—	27,229	27,229
Liabilities held for sale	71,195	9,561	80,756
Long-term operating lease liabilities	—	75,276	75,276
Retained earnings	569,215	(2,607)	566,608

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company adopted the following ASUs in 2019, which did not have a material impact on its consolidated financial statements:

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
January 1, 2019
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	Modifies ASC Topic 740 by removing certain exceptions and amending existing guidance in order to simplify the accounting for income taxes.	The Company is currently evaluating the impact of this guidance on its accounting policies and its consolidated financial statements.	January 1, 2021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company considered the recently issued accounting pronouncement summarized as follows, which will not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard amends guidance on the measurement of all expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts. The Company will adopt the guidance effective January 1, 2020 using the modified retrospective method whereby the cumulative effect of adopting the standard will be recognized in equity at the date of initial application and comparative periods will not be adjusted. The Company believes the equity impact of adopting the standard will be $1,700. This standard will not have a material impact on the Company’s consolidated income statement or statement of cash flows. Additionally, the impact to the Company’s processes, accounting policies and controls is not significant.
January 1, 2020
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
This standard modifies the disclosure requirements for ASC Topic 715 by removing and modifying existing disclosure requirements as well as adding new disclosures. The Company expects this standard will primarily result in additional pension disclosures while also removing certain disclosures. Specifically, the weighted-average interest crediting rate for the cash balance plan and, if needed, an explanation for significant gains and losses related to changes in the benefit obligation for the period will be added while accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in the assumed health care cost trend rate will be removed.

January 1, 2021
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract

Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.

January 1, 2020

4. Acquisitions
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
The following table summarizes the estimated fair value of Lauren assets acquired and liabilities assumed at the date of acquisition, which includes insignificant measurement period adjustments:

August 1, 2018
Accounts receivable	$11,092
Inventories	7,566
Prepaid expenses and other	365
Property, plant, and equipment	22,847
Goodwill	26,080
Intangible assets	34,810
Other assets	1,488
Total assets acquired	104,248
Accounts payable	4,565
Other current liabilities	2,286
Other liabilities	4,673
Total liabilities assumed	11,524
Net assets acquired	$92,724

LS Mtron Automotive Parts Acquisition
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s automotive parts business, now named Cooper Standard Automotive and Industrial, Inc. The acquisition added jounce brake lines and charge air cooling technology to the Company’s automotive fluid transfer and fuel and brake delivery systems product lines and further expands core product offerings. The base purchase price was $25,750. The noncontrolling interest was determined to have a fair value of $6,400. The results of operations of Cooper Standard Automotive and Industrial, Inc., are included in the Company’s consolidated financial statements from the date of acquisition and reported within the Asia Pacific segment. The pro forma effect of this acquisition would not have materially impacted the Company’s reported results for any periods presented, and as a result no pro forma information has been presented. This acquisition was accounted for as a business combination, and the fair value of identifiable assets acquired and liabilities assumed approximated the fair value of the consideration transferred. In 2019, the Company recorded insignificant measurement period adjustments primarily due to working capital adjustments, which resulted in an increase to the base purchase price.
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

5. Divestiture
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
On November 2, 2018, the Company entered into a definitive agreement with an unaffiliated company to divest the AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,000, subject to certain adjustments. Cash proceeds received in the second quarter were $243,362 after adjusting for certain liabilities assumed by the purchaser. The net cash proceeds after taxes, post-closing adjustments and transaction-related expenses and fees are expected to be approximately $215,000 to $220,000. The Company recognized a gain on the divestiture of $191,571, subject to post-closing adjustments. In addition, at closing, the Company and Continental AG entered into certain ancillary agreements providing for the transition of the AVS product line.
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
Revenue by customer group for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,504,136	$765,771	$503,676	$94,310	$2,867,893
Commercial	18,997	28,068	73	114	47,252
Other	118,591	74,349	204	111	193,255
Revenue	$1,641,724	$868,188	$503,953	$94,535	$3,108,400
Revenue by customer group for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Automotive	$1,834,780	$917,892	$571,137	$97,484	$3,421,293
Commercial	23,034	34,336	19	439	57,828
Other	66,903	77,874	4	140	144,921
Revenue	$1,924,717	$1,030,102	$571,160	$98,063	$3,624,042

The automotive group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all the Company’s revenues are generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its AVS product line. See Note 5. “Divestiture” for additional information.

A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$567,588	$563,701	$334,056	$69,111	$1,534,456
Fuel and brake delivery systems	479,962	124,803	112,253	23,871	740,889
Fluid transfer systems	453,064	87,375	56,180	1,553	598,172
Anti-vibration systems	56,457	20,807	1,464	—	78,728
Other	84,653	71,502	—	—	156,155
Consolidated	$1,641,724	$868,188	$503,953	$94,535	$3,108,400
Revenue by product line for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Consolidated
Sealing systems	$635,702	$646,213	$442,774	$73,256	$1,797,945
Fuel and brake delivery systems	545,907	138,557	87,131	24,440	796,035
Fluid transfer systems	442,392	87,593	32,990	367	563,342
Anti-vibration systems	256,846	74,792	8,265	—	339,903
Other	43,870	82,947	—	—	126,817
Consolidated	$1,924,717	$1,030,102	$571,160	$98,063	$3,624,042

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the year ended December 31, 2019 were not materially impacted by any other factors.

The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	December 31, 2019	December 31, 2018	Change
Contract assets	$1,100	$14,757	$(13,657)
Contract liabilities	(61)	(143)	82
Net contract assets	$1,039	$14,614	$(13,575)

Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. As of December 31, 2019, the Company had current liabilities of $12,916 and long-term liabilities of $9,502 related to commitments of future payments to customers on the consolidated balance sheet.
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
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), other related exit costs and asset impairments related to restructuring activities. Employee separation costs are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy.
Restructuring expense by segment for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
North America	$20,759	$5,413	$5,963
Europe	23,525	17,765	25,862
Asia Pacific	6,781	6,290	2,324
South America	37	254	988
Total	$51,102	$29,722	$35,137

The North America segment also includes Corporate employee separation costs resulting from our functional reorganization and headcount reduction initiatives.
The Company expects to incur approximately $15,000 to $20,000 of additional restructuring costs related to facility closures that were approved as of December 31, 2019, and expects that the components of such costs will be consistent with its historical experience. Any future restructuring actions will depend upon market conditions, customer actions and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Restructuring activity for all restructuring initiatives for the years ended December 31, 2019 and 2018 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2017	$15,091	$7,244	$22,335
Expense	19,009	10,713	29,722
Cash payments	(24,107)	(13,983)	(38,090)
Foreign exchange translation and other	(595)	(145)	(740)
Balance as of December 31, 2018	$9,398	$3,829	$13,227
Expense	34,354	16,748	51,102
Cash payments	(20,661)	(13,285)	(33,946)
Foreign exchange translation and other	(101)	(3,287)	(3,388)
Balance as of December 31, 2019	$22,990	$4,005	$26,995

Other exit costs for the year ended December 31, 2019 include non-cash curtailment charges, fixed asset impairment charges related to a closed facility and gain on sale of fixed assets related to a closed facility in North America.
8. Leases
On January 1, 2019, the Company adopted ASC 842, Leases, and all related amendments using the modified retrospective method. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2019. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s consolidated balance sheets.
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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease expense	$33,360
Short-term lease expense	3,557
Variable lease expense	1,619
Finance lease expense:
Amortization of right-of-use assets	2,550
Interest on lease liabilities	1,438
Total lease expense	$42,524

Additionally, the Company recorded sublease income of $431 for the year ended December 31, 2019.
Other information related to leases was as follows:

Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,235
Operating cash flows for finance leases	1,438
Financing cash flows for finance leases	1,284
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,143
Finance leases	22,671

Weighted Average Remaining Lease Term (in years)
Operating leases	5.2
Finance leases	11.3

Weighted Average Discount Rate
Operating leases	4.7%
Finance leases	6.1%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Year	Operating Leases	Finance Leases
2020	$27,205	$3,780
2021	19,116	3,559
2022	13,824	3,320
2023	11,248	3,059
2024	8,646	3,237
Thereafter	16,316	24,591
Total future minimum lease payments	96,355	41,546
Less imputed interest	(12,027)	(11,773)
Total	$84,328	$29,773

Amounts recognized in the consolidated balance sheet as of December 31, 2019
Operating lease right-of-use assets, net	$83,376	$—
Debt payable within one year	—	2,343
Current operating lease liabilities	24,094	—
Long-term debt	—	27,430
Long-term operating lease liabilities	60,234	—

As of December 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $32,571. As of December 31, 2019, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $58,656. These operating leases will commence in 2020 with lease terms up to 15 years.
9. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2019	2018	Useful Lives
Land and improvements	$66,670	$72,931	10 to 25 years
Buildings and improvements	310,797	313,722	10 to 40 years
Machinery and equipment	1,204,457	1,076,369	5 to 10 years
Construction in progress	161,951	192,533
	$1,743,875	$1,655,555
Accumulated depreciation	(755,598)	(671,314)
Property, plant and equipment, net	$988,277	$984,241

Due to the deterioration of financial results at certain locations in Europe and Asia Pacific and the termination of certain customer programs in the Asia Pacific region, the Company impaired property, plant and equipment of $21,968 for the year ended December 31, 2019. The Company also impaired $1,171 of equipment no longer being utilized at certain locations in Europe and North America for the year ended December 31, 2019.
Due to the deterioration of financial results and equipment no longer being utilized at certain locations, the Company impaired property, plant and equipment of $42,915 and $10,493, for the years ended December 31, 2018 and 2017, respectively. Fair value of buildings was determined using market value. Fair value of machinery and equipment was determined using estimated salvage value or estimated orderly liquidation value, which was deemed the highest and best use of the assets. Further, due to the Company’s decision to divest two of its inactive European sites, the Company recorded impairment charges of $4,270 for the year ended December 31, 2017. Fair value was determined based on real estate market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2019	2018	2017
North America	$50	$—	$1,895
Europe	9,943	30,978	6,327
Asia Pacific	13,146	11,937	6,541
South America	—	—	—
Total	$23,139	$42,915	$14,763

During the year ended December 31, 2018, the Company realized a gain on sale of land of $10,377 in its Europe segment. The net book value of the land was $5,446.
10. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2019 and 2018 were as follows:

	North America	Europe	Asia Pacific	Total
Balance as of December 31, 2017	$122,395	$12,454	$37,003	$171,852
Acquisitions	33,604	—	—	33,604
Reclassified as held for sale	(12,015)	—	(1,485)	(13,500)
Foreign exchange translation	(303)	(647)	(2,044)	(2,994)
Impairment charges	—	(11,807)	(33,474)	(45,281)
Balance as of December 31, 2018	$143,681	$—	$—	$143,681
Adjustments related to recent acquisitions	(1,689)	—	—	(1,689)
Foreign exchange translation	195	—	—	195
Balance as of December 31, 2019	$142,187	$—	$—	$142,187

The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2019. Goodwill impairment testing is performed at the reporting unit level. The identified reporting units are the same as the operating segments in which goodwill is recorded. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The Company's annual goodwill impairment analysis resulted in no impairment for 2019 or 2017.
During the fourth quarter of 2018, the Company noted potential adverse changes in operating conditions. The Company tested goodwill for impairment and recorded a goodwill impairment charge of $45,281 after determining the carrying value of the Europe and Asia Pacific reporting units exceeded their fair value.
Intangible Assets
Intangible assets and accumulated amortization balances as of December 31, 2019 and 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$156,557	$(113,871)	$42,686
Other	49,556	(7,873)	41,683
Balance as of December 31, 2019	$206,113	$(121,744)	$84,369

Customer relationships	$157,286	$(98,937)	$58,349
Other	45,401	(4,148)	41,253
Balance as of December 31, 2018	$202,687	$(103,085)	$99,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

During the fourth quarter of 2018, the Company recorded an impairment loss of $791 for customer relationships in its Europe operating segment.
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
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2020	$11,906
2021	7,642
2022	7,642
2023	7,496
2024	7,206

11. Debt
A summary of outstanding debt as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Senior Notes	$395,114	$394,399
Term Loan	326,061	328,485
ABL Facility	—	50,000
Finance Leases	29,773	10,297
Other borrowings	56,680	47,947
Total debt	807,628	831,128
Less current portion	(61,449)	(101,323)
Total long-term debt	$746,179	$729,805

The principal maturities of debt, at nominal value, as of December 31, 2019 are as follows:

Year	Debt and Finance Lease Obligations
2020	$62,423
2021	6,200
2022	5,962
2023	321,949
2024	2,406
Thereafter	417,313
Total	$816,253

The weighted average interest rate of our short-term debt was 4.6% as of December 31, 2019 and 4.7% as of December 31, 2018.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2019 and 2018, the Company had $4,886 and $5,601, respectively, of unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
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
The ABL Facility provides for an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability, including a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $310,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2019, there were no obligations outstanding drawn under the ABL Facility. Subject to borrowing base availability, the Company had $178,297 in availability, less outstanding letters of credit of $5,287.
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
Debt Issuance Costs. As of December 31, 2019 and 2018, the Company had $657 and $1,015, respectively, of unamortized debt issuance costs related to the ABL Facility.
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
Debt Issuance Costs. As of December 31, 2019 and 2018, the Company had $2,273 and $2,866, respectively, of unamortized debt issuance costs and $1,466 and $1,849, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility and Senior Notes, as of December 31, 2019.
Other
Other borrowings as of December 31, 2019 and 2018 reflect borrowings under local bank lines classified in debt payable within one year on the consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2019 and 2018, was as follows:

	December 31, 2019	December 31, 2018	Input
Forward foreign exchange contracts - other current assets	$467	$277	Level 2
Forward foreign exchange contracts - accrued liabilities	$(42)	$(925)	Level 2

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
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	December 31, 2019	December 31, 2018
Aggregate fair value	$693,600	$684,687
Aggregate carrying value (1)	$729,800	$733,200
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
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2019 and 2018, the notional amount of these contracts was $92,150 and $154,237, respectively, and consisted of hedges of transactions up to December 2020.
Interest Rate Swaps – The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. Such interest rate swap contracts fixed the interest payments of variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2019, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2019	2018
Forward foreign exchange contracts	$3,812	$2,149
Interest rate swaps	—	443
Total	$3,812	$2,592

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Year Ended December 31,
	Classification	2019	2018
Forward foreign exchange contracts	Cost of products sold	$2,773	$1,113
Interest rate swaps	Interest expense, net of interest income	—	(162)
Total		$2,773	$951
13. Accounts Receivable Factoring
As a part of its working capital management, the Company previously sold certain receivables through third-party financial institutions in on- and off-balance sheet arrangements. In December 2017, the Company completed the transition from multiple factoring providers to a pan-European program under a single third party financial institution (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. Costs incurred on the sale of receivables are recorded in other expense, net in the consolidated statements of net income. Liabilities related to the factoring program are recorded in accrued liabilities in the consolidated balance sheet. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated balance sheet.

Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2019	December 31, 2018
Off-balance sheet arrangements	$103,818	$100,409

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2019	2018
Accounts receivable factored	$556,102	$626,618

	Off-Balance Sheet Arrangements			On-Balance Sheet Arrangements
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Costs	$1,007	$1,248	$1,904	$—	$—	$99

The Company continues to service sold receivables and acts as collection agent for the Factor. As of December 31, 2019 and 2018, cash collections on behalf of the Factor that had yet to be remitted were $21,485 and $14,542, respectively, and are reflected in cash and cash equivalents in the consolidated balance sheet.
14. Pension
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
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $14,514, $16,076 and $16,747 for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$288,223	$183,850	$315,698	$197,169
Service cost	809	3,893	852	4,383
Interest cost	10,955	4,037	10,824	4,207
Actuarial (gain) loss	28,771	17,756	(21,684)	(3,001)
Benefits paid	(14,625)	(6,038)	(17,467)	(7,125)
Foreign exchange translation	—	11	—	(10,697)
Settlements	(58,198)	(2,263)	—	(4,974)
Acquisitions/Divestiture	—	(16,953)	—	2,778
Other	—	71	—	1,110
Projected benefit obligations at end of period	$255,935	$184,364	$288,223	$183,850

Change in plan assets:
Fair value of plan assets at beginning of period	$265,019	$47,692	$275,767	$52,026
Actual return on plan assets	50,488	6,948	(16,631)	(746)
Employer contributions	1,929	6,646	23,350	9,136
Benefits paid	(14,625)	(6,038)	(17,467)	(7,125)
Foreign exchange translation	—	2,399	—	(4,014)
Settlements	(58,198)	(2,841)	—	(3,730)
Acquisitions/Divestiture	—	—	—	2,145
Fair value of plan assets at end of period	$244,613	$54,806	$265,019	$47,692

Funded status of the plans	$(11,322)	$(129,558)	$(23,204)	$(136,158)

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$2,677	$1,887	$524	$433
Accrued liabilities	$(1,021)	$(4,413)	$(1,011)	$(4,643)
Pension benefits (long term)	$(12,978)	$(127,032)	$(22,717)	$(131,948)

Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$(96)	$(351)	$(116)	$(990)
Actuarial losses	$(61,184)	$(49,682)	$(84,857)	$(41,844)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2020 are as follows:

	U.S.	Non-U.S.
Prior service costs	$(20)	$(206)
Actuarial losses	$(1,920)	$(3,029)

The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods.

The accumulated benefit obligation for all domestic and international defined benefit pension plans was $255,935 and $174,273 as of December 31, 2019 and $288,223 and $171,384 as of December 31, 2018, respectively. As of December 31, 2019, the fair value of plan assets for three of the Company’s defined benefit plans exceeded the projected benefit obligations of $269,392 by $4,564.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$809	$3,893	$852	$4,383	$814	$4,025
Interest cost	10,955	4,037	10,824	4,207	11,700	4,341
Expected return on plan assets	(16,353)	(2,400)	(17,414)	(2,178)	(16,012)	(2,617)
Amortization of prior service cost and actuarial loss	2,914	2,373	2,403	2,646	1,871	2,898
Settlements	15,247	572	—	775	—	6,427
Other	—	956	—	—	—	—
Net periodic benefit (income) cost	$13,572	$9,431	$(3,335)	$9,833	$(1,627)	$15,074

Pension Settlements
During the year ended December 31, 2019, the Company undertook an initiative to de-risk pension obligations in the U.S. by purchasing a bulk annuity policy utilizing plan assets, which was designed to match the liabilities of the plan. The resulting non-cash settlement charge of $15,247 was recorded in pension settlement charges, and administrative expenses of $178 were recorded in selling, administration & engineering expenses in the consolidated statements of net income. As a result of the settlement, the Company’s overall projected benefit obligation as of December 31, 2019 was reduced by $58,198.
In addition to the settlements shown in the table above, the Company recognized $2,730 of Non-U.S. pension settlement charges due to the divestiture of the Company’s AVS product line during the year ended December 31, 2019. See Note 5. “Divestiture.” The charges are recorded as a reduction to gain on sale of business in the consolidated statements of net income.
During 2016, the Company undertook an initiative to de-risk pension obligations in the U.K. by purchasing a bulk annuity policy designed to match the liabilities of the plan, and subsequently entered into a wind-up process. During the year ended December 31, 2017, the Company completed the wind-up process, resulting in a non-cash settlement charge of $5,717 and administrative expenses of $185, recorded in pension settlement charges and selling, administration & engineering expenses, respectively, in the consolidated statements of net income. As a result of the settlement, the Company’s overall projected benefit obligation as of December 31, 2016 was reduced by $17,100.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 were as follows:

	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.28%	1.79%	4.25%	2.34%
Rate of compensation increase	N/A	1.33%	N/A	2.99%

Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.25%	2.40%	3.55%	2.17%	3.99%	2.23%
Expected return on plan assets	6.50%	4.63%	6.50%	5.82%	6.60%	5.94%
Rate of compensation increase	N/A	3.31%	N/A	3.17%	N/A	3.15%

To develop the expected return on plan assets assumption, the Company considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. As the U.S. plans are frozen, the rate of compensation increase was not applicable in determining net periodic benefit cost.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 12. “Fair Value Measurements and Financial Instruments”) as of December 31, 2019 and 2018 was as follows:

2019	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$16,613	$20,126	$—	$36,739
Equity funds measured at net asset value	—	—	101,053	101,053
Bond funds	—	34,680	—	34,680
Bond funds measured at net asset value	—	—	98,967	98,967
Real estate measured at net asset value	—	—	25,425	25,425
Cash and cash equivalents	2,555	—	—	2,555
Total	$19,168	$54,806	$225,445	$299,419

2018	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$15,991	$20,026	$—	$36,017
Equity funds measured at net asset value	—	—	103,105	103,105
Bond funds	3,104	27,666	—	30,770
Bond funds measured at net asset value	—	—	109,372	109,372
Real estate measured at net asset value	—	—	30,520	30,520
Cash and cash equivalents	2,927	—	—	2,927
Total	$22,022	$47,692	$242,997	$312,711

(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the year ended December 31, 2019. The reconciliation for Level 3 investment transfers for the year ended December 31, 2018 is as follows:

Beginning balance of assets classified as Level 3 as of January 1, 2018	$110
Transfers into (out of) Level 3	(110)
Ending balance of assets classified as Level 3 as of December 31, 2018	—

Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2020	$16,721	$6,504	$23,225
2021	14,756	6,208	20,964
2022	15,475	29,264	44,739
2023	14,761	7,035	21,796
2024	15,477	7,717	23,194
2025 - 2029	75,448	41,698	117,146

Contributions
The Company made a discretionary contribution of $15,000 in the third quarter of 2018. The Company estimates it will make minimum funding cash contributions of approximately $3,600 to its U.S. pension plans and minimum funding cash contributions of approximately $4,900 to its non-U.S. pension plans in 2020.

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
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$25,633	$21,981	$34,824	$24,242
Service cost	118	397	308	495
Interest cost	864	752	1,198	789
Actuarial (gain) loss	1,697	1,705	(9,227)	(1,130)
Benefits paid	(1,491)	(570)	(1,475)	(495)
Divestiture	(4,405)	(1,513)	—	—
Other	20	61	5	—
Foreign currency exchange rate effect	—	1,136	—	(1,920)
Benefit obligation at end of year	$22,436	$23,949	$25,633	$21,981

Funded status of the plan	$(22,436)	$(23,949)	$(25,633)	$(21,981)

Net amount recognized as of December 31	$(22,436)	$(23,949)	$(25,633)	$(21,981)

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,686)	$(840)	$(1,830)	$(648)
Postretirement benefits other than pension (long term)	$(20,750)	$(23,109)	$(23,803)	$(21,333)

Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credits	$55	$93	$382	$388
Actuarial gains (losses)	$14,496	$(7,753)	$21,779	$(6,765)

Pre-tax amounts included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the year ended December 31, 2020 are as follows:

	U.S.	Non-U.S.
Prior service credits	$55	$93
Actuarial gains (losses)	$1,875	$(536)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$118	$397	$308	$495	$314	$423
Interest cost	864	752	1,198	789	1,297	693
Amortization of prior service credit and recognized actuarial gain (loss)	(2,441)	320	(1,672)	308	(1,915)	(15)
Other	—	48	5	—	5	—
Net periodic benefit (income) cost	$(1,459)	$1,517	$(161)	$1,592	$(299)	$1,101

During the year ended December 31, 2019, the Company recognized a gain of $3,452 for the U.S. plan and net charge of $453 for the Non-U.S. plan, related to settlements and curtailments due to the divestiture of the Company’s AVS product line. See Note 5. “Divestiture.” The amounts are recorded in gain on sale of business in the consolidated statements of net income.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 were as follows:

	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.15%	3.05%	4.20%	3.65%

Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.20%	3.65%	3.55%	3.40%	3.95%	3.70%

The assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2019 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.50%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A

The sensitivity to changes in the assumed health care cost trend rates are as follows:

	Impact on service cost and interest cost	Impact on PBO as of December 31, 2019
1% increase in health care cost trend rate	$245	$4,279
1% decrease in health care cost trend rate	$(191)	$(3,354)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2020	$1,712	$853	$2,565
2021	1,690	966	2,656
2022	1,679	960	2,639
2023	1,648	963	2,611
2024	1,607	995	2,602
2025 - 2029	7,319	5,094	12,413

Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $4,454 and $5,046 as of December 31, 2019 and 2018, respectively, for termination indemnity plans for two of the Company’s European locations.
16. Other Expense, net
The components of other expense, net were as follows:

	Year Ended December 31,
	2019	2018	2017
Foreign currency losses	$(3,022)	$(3,170)	$(7,913)
Components of net periodic benefit cost other than service cost	(1,069)	(1,116)	(2,246)
Losses on sales of receivables	(1,007)	(1,248)	(931)
Miscellaneous income	838	696	1,710
Other expense, net	$(4,260)	$(4,838)	$(9,380)

17. Income Taxes
As described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, the following data contains certain corrections of immaterial errors identified in previously reported amounts.
Components of the Company’s income before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$53,425	$103,228	$138,477
Foreign	44,877	(33,573)	74,270
	$98,302	$69,655	$212,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

The Company’s income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$(227)	$(11,153)	$40,687
State	(171)	(33)	500
Foreign	20,613	20,717	22,344

Deferred
Federal	4,405	(4,532)	14,513
State	(767)	2,074	419
Foreign	12,236	(36,473)	(6,957)
	$36,089	$(29,400)	$71,506

A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	$20,643	$14,627	$74,461
State and local taxes	209	1,273	1,177
Tax credits and incentives	(8,034)	(11,702)	(11,436)
Changes in tax law, other	2,909	(3,008)	7,279
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	1,102	(6,860)	30,412
Effect of foreign tax rates	(1,656)	(10,388)	(23,103)
Nonrecurring permanent items	(5,250)	—	(13,947)
Goodwill impairment	—	6,887	—
Capital loss	—	—	(19,931)
Foreign branch	(2,258)	(3,753)	9,562
Stock compensation (ASU 2016-09)	1,596	(2,097)	(3,563)
Non deductible expenses	2,820	2,451	—
Tax reserves/audit settlements	(206)	(3,760)	1,701
Valuation allowance	24,625	(7,844)	25,809
Other, net	(411)	(5,226)	(6,915)
Income tax provision	$36,089	$(29,400)	$71,506
Effective income tax rate	36.7%	(42.2)%	33.6%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities. Our accounting for the income tax effects of the Act was complete as of December 31, 2018.
Nonrecurring permanent items in 2019 are a result of the sale of the AVS product line recorded during the year and in 2017 relate to a worthless security deduction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Pension, postretirement and other benefits	$48,589	$51,736
Capitalized expenditures	2,908	3,186
Capital loss carryforward	—	13,780
Net operating loss and tax credit carryforwards	167,719	157,319
Operating lease	20,599	—
Intangibles	4,220	2,122
All other items	49,394	44,999
Total deferred tax assets	293,429	273,142
Deferred tax liabilities:
Property, plant and equipment	(19,479)	(23,312)
Operating lease right-of-use	(20,599)	—
All other items	(12,680)	(13,221)
Total deferred tax liabilities	(52,758)	(36,533)
Valuation allowances	(194,794)	(171,126)
Net deferred tax assets	$45,877	$65,483

As of December 31, 2019, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, have operating loss carryforwards aggregating $329,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, India and Korea have operating losses aggregating $277,000, with expiration dates beginning in 2020. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $9,000 with expiration dates beginning in 2020.
The Company continues to maintain a valuation allowance related to its net deferred tax assets in several foreign jurisdictions. As of December 31, 2019, the Company had valuation allowances of $194,794 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and several foreign jurisdictions. The Company’s valuation allowance increased in 2019 as a result of current year losses generated in certain foreign jurisdictions. The Company’s current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2019, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are consider permanently reinvested.
As of December 31, 2019, the Company had $10,123 ($11,175 including interest and penalties) of total unrecognized tax benefits, all of which represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2019	2018
Balance at beginning of period	$9,631	$9,000
Tax positions related to the current period
Gross additions	895	612
Gross reductions	—	—
Tax positions related to prior years
Gross additions	—	2,551
Gross reductions	(52)	(1,736)
Settlements	—	—
Lapses on statutes of limitations	(351)	(796)
Balance at end of period	$10,123	$9,631

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2014. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2015.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $6,510, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has recorded in liabilities $1,052 and $842 as of December 31, 2019 and 2018, respectively, for tax related interest and penalties on its consolidated balance sheet.
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
Information used to compute basic and diluted net income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2019	2018	2017
Net income available to Cooper-Standard Holdings Inc. common stockholders	$67,529	$103,601	$137,971

Basic weighted average shares of common stock outstanding	17,146,124	17,894,718	17,781,272
Dilutive effect of common stock equivalents	62,644	395,484	995,381
Diluted weighted average shares of common stock outstanding	17,208,768	18,290,202	18,776,653

Basic net income per share attributable to Cooper-Standard Holdings Inc.	$3.94	$5.79	$7.76

Diluted net income per share attributable to Cooper-Standard Holdings Inc.	$3.92	$5.66	$7.35

Approximately 1,000 and 2,000 securities were excluded from the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the year ended December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

19. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2017	$(95,828)		$(100,749)		$(1,397)		$(197,974)
Other comprehensive income (loss) before reclassifications	(45,276)	(1)	317	(2)	1,839	(3)	(43,120)
Amounts reclassified from accumulated other comprehensive income (loss)	—		(3,943)	(4)	(900)	(5)	(4,843)
Balance as of December 31, 2018	(141,104)		(104,375)		(458)		(245,937)
Other comprehensive income (loss) before reclassifications	(16,653)	(1)	(10,536)	(6)	2,858	(7)	(24,331)
Amounts reclassified from accumulated other comprehensive income (loss)	3,824		14,751	(8)	(2,048)	(9)	16,527
Balance as of December 31, 2019	$(153,933)		$(100,160)		$352		$(253,741)

(1)
Includes $823 and $13,776 of other comprehensive loss for the years ended December 31, 2019 and 2018, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.

(2)	Net of tax expense of $8,489.

(3)	Net of tax expense of $753. See Note 12. “Fair Value Measurements and Financial Instruments.”

(4)
Includes the effect of the adoption of ASU 2018-02 of $8,569 and the amortization of prior service credits of $313, offset by curtailment loss of $1,105, settlement losses of $737, and the amortization of actuarial losses of $3,905, net of tax of $808. See Note 14. “Pension” and Note 15. “Postretirement Benefits Other Than Pensions.”

(5)	Net of tax expense of $329. Includes the effect of the adoption of ASU 2018-02 of $70 for the year ended December 31, 2018. See Note 12. “Fair Value Measurements and Financial Instruments.”

(6)	Net of tax benefit of $457.

(7)	Net of tax expense of $954. See Note 12. “Fair Value Measurements and Financial Instruments.”

(8)
Includes the effect of the U.S. pension settlement loss of $15,247, other settlement losses of $572, curtailment losses of $539, and the amortization of actuarial losses of $3,383, offset by $269 net gains related to the AVS divestiture, and the amortization of prior service credits of $185, net of tax of $4,536. See Note 14. “Pension” and Note 15. “Postretirement Benefits Other Than Pensions.”

(9)	Net of tax expense of $725. See Note 12. “Fair Value Measurements and Financial Instruments.”
20. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2019, an aggregate of 18,908,566 shares of its common stock were issued, and 16,842,757 shares were outstanding.
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
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150.0 million of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018.
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
2019 Repurchases
In May 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase the Company’s common stock pursuant to the 2018 Program. Under the ASR agreement, the Company made an up-front payment of $30,000 and received an initial delivery of 626,305 shares of its common stock in the second quarter of 2019. The repurchase was completed in the third quarter of 2019 when the Company received an additional 72,875 shares. A total of 699,180 shares were repurchased at a weighted average purchase price of $42.91 per share.
In addition to the repurchase under the ASR agreement, during the year ended December 31, 2019, the Company repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5,937.
As of December 31, 2019, we had approximately $98,720 of repurchase authorization remaining.
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
21. Share-Based Compensation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2019	2018	2017
PUs	$277	$(3,925)	$12,145
RSUs	8,432	9,241	9,183
Stock options	3,156	3,204	3,635
Total	$11,865	$8,520	$24,963

Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2019 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	473,245	$79.35
Granted	174,874	$72.27
Exercised	(17,175)	$29.83
Forfeited	(42,843)	$92.07
Expired	(39,331)	$78.81
Outstanding as of December 31, 2019	548,770	$77.68	6.7	$74
Exercisable as of December 31, 2019	322,018	$72.72	5.3	$74

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $24.22, $36.22 and $33.33, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2019, 2018 and 2017 was $243, $12,422 and $21,194, respectively.
As of December 31, 2019, unrecognized compensation expense for stock options amounted to $3,549. Such cost is expected to be recognized over a weighted average period of approximately 1.9 years.
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

	2019	2018	2017
Expected volatility	29.48% - 31.10%	27.17% - 27.19%	27.38% - 27.47%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	1.8% - 2.5%	2.6%	1.9% - 2.1%

Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2019 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2019	313,345	$94.75
Granted	207,538	$66.12
Vested	(129,342)	$83.87
Forfeited	(58,560)	$91.48
Non-vested as of December 31, 2019	332,981	$83.60

The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $66.12, $110.34 and $107.57, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $9,859, $7,418 and $7,112, respectively.
As of December 31, 2019, unrecognized compensation expense for restricted stock and restricted stock units amounted to $12,184. Such cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance-Vested Restricted Stock Units
The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC and total shareholder return over a three-year period, which may range from 0% to 200% of the target award amount. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2019 was as follows:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2019	191,854	$91.46
Granted	110,823	$78.41
Vested	(75,382)	$72.30
Forfeited	(33,242)	$91.02
Non-vested as of December 31, 2019	194,053	$93.86

The weighted-average grant date fair value of performance units granted during the years ended December 31, 2019, 2018 and 2017 was $78.41, $110.40 and $107.49, respectively. The total fair value of PUs vested during the years ended December 31, 2019, 2018 and 2017 was $5,450, $8,256, and $5,641, respectively. Cash paid to settle PUs during the years ended December 31, 2019, 2018 and 2017 was $3,345, $13,302 and $4,296, respectively.
As of December 31, 2019, there was no unrecognized compensation expense.
TSR Awards
In 2016, the Company granted performance awards to certain of the Company’s executive officers. These grants were to be settled in shares of the Company’s stock and vested over a three-year performance period. The payout of these awards was based on the Company’s relative total shareholder return (“TSR”) compared to a pre-established comparator group during the performance period. These awards expired in 2019 with no payout, and there were no outstanding TSR-based performance awards as of December 31, 2019.

22. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Sales (1)	$28,925	$30,826	$33,949
Purchases (2)	$880	$687	$953
Dividends received (3)	$4,917	$4,862	$5,382
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd.
Amounts receivable from NISCO as of December 31, 2019 were $4,297. Amounts receivable from NISCO and Sujan Cooper Standard AVS Private Limited as of December 31, 2018 were $6,066. On April 1, 2019, the Company sold its equity interest in Sujan Cooper Standard AVS Private Limited in connection with the divestiture of its AVS product line. See Note 5. “Divestiture.”
23. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2019, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
In 2016, a putative class action complaint alleging conspiracy to fix the price of body sealing products used in automobiles and other light-duty vehicles was filed in Ontario, Canada followed by similar complaints filed in British Columbia and Quebec in 2018 and 2019, respectively, against numerous automotive suppliers, including Cooper Standard Holdings Inc. and certain of its subsidiaries (together the “CS Defendants”) and its joint venture, Nishikawa Cooper LLC (“NISCO”). The Company believes the claims asserted against it and NISCO were without merit and intended to vigorously defend against the claims; however, Nishikawa Rubber Company, the parent of the 60% equity interest of NISCO, entered into settlement agreements, releasing NISCO and the CS Defendants from the relevant cases. During 2019, each of the courts in Ontario, Quebec, and British Columbia approved the settlement agreement in those cases and dismissed the cases against NISCO and the CS Defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2019 and 2018, the Company had $6,104 and $4,668, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
Employment Contracts
The Company has employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives, and continuation of benefits upon the occurrence of specified events in a manner that is believed to be consistent with comparable companies.
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.
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
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2019	2018	2017
Sales to external customers
North America	$1,641,724	$1,924,717	$1,882,670
Europe	868,188	1,030,102	1,043,738
Asia Pacific	503,953	571,160	584,808
South America	94,535	98,063	106,557
Consolidated	$3,108,400	$3,624,042	$3,617,773

Intersegment sales
North America	$18,939	$14,102	$13,760
Europe	11,732	15,178	15,985
Asia Pacific	3,048	5,115	5,256
South America	193	103	49
Eliminations and other	(33,912)	(34,498)	(35,050)
Consolidated	$—	$—	$—

Adjusted EBITDA
North America	$212,530	$320,955	$326,584
Europe	22,702	45,105	74,598
Asia Pacific	(29,496)	13,849	54,356
South America	(4,128)	(7,251)	(3,891)
Consolidated	$201,608	$372,658	$451,647

Net interest expense
North America	$13,033	$16,585	$16,824
Europe	6,898	10,894	12,287
Asia Pacific	22,785	12,646	11,884
South America	1,397	879	1,117
Consolidated	$44,113	$41,004	$42,112

Depreciation and amortization expense
North America	$74,941	$70,566	$66,734
Europe	40,824	43,974	40,899
Asia Pacific	33,110	29,699	27,085
South America	3,078	2,459	3,370
Consolidated	$151,953	$146,698	$138,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2019	2018	2017
Capital expenditures
North America	$65,357	$72,467	$67,333
Europe	35,671	53,542	45,881
Asia Pacific	40,219	70,672	51,182
South America	7,340	5,734	4,919
Corporate	15,879	15,656	17,480
Consolidated	$164,466	$218,071	$186,795

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$201,608	$372,658	$451,647
Gain on sale of business	191,571	—	—
Gain on sale of land	—	10,377	—
Restructuring charges	(51,102)	(29,722)	(35,137)
Goodwill impairment charges	—	(39,818)	—
Other impairment charges	(23,139)	(43,706)	(14,763)
Project costs	(2,090)	(4,881)	—
Amortization of inventory write-up	—	(1,460)	—
Lease termination costs	(1,167)	—	—
Pension settlement charges	(15,997)	(775)	(6,427)
Foreign tax amnesty program	—	—	(4,623)
Loss on refinancing and extinguishment of debt	—	(770)	(1,020)
EBITDA	$299,684	$261,903	$389,677
Income tax (expense) benefit	(36,089)	29,400	(71,506)
Interest expense, net of interest income	(44,113)	(41,004)	(42,112)
Depreciation and amortization	(151,953)	(146,698)	(138,088)
Net income attributable to Cooper-Standard Holdings Inc.	$67,529	$103,601	$137,971

	December 31,
	2019	2018
Segment assets
North America	$1,127,621	$1,174,604
Europe	567,641	541,495
Asia Pacific	614,952	616,093
South America	65,438	54,629
Eliminations and other	259,930	237,324
Consolidated	$2,635,582	$2,624,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Product Line Information
Product line information for revenues was as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues
Sealing systems	$1,534,456	$1,797,945	$1,909,202
Fuel and brake delivery systems	740,889	796,035	756,495
Fluid transfer systems	598,172	563,342	521,553
Anti-vibration systems	78,728	339,903	326,684
Other	156,155	126,817	103,839
Consolidated	$3,108,400	$3,624,042	$3,617,773

Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues
United States	$729,866	$883,273	$872,025
Mexico	723,228	763,094	723,423
China	355,667	466,119	494,595
France	159,859	305,416	299,257
Canada	188,652	278,349	287,222
Poland	270,197	245,853	253,109
Germany	151,441	187,374	192,959
Other	529,490	494,564	495,183
Consolidated	$3,108,400	$3,624,042	$3,617,773

		December 31,
		2019	2018
Property, plant and equipment, net
United States		$218,640	$216,036
Mexico		153,414	128,242
China		196,502	214,770
France		32,938	47,088
Canada		31,568	34,405
Poland		88,162	70,956
Germany		78,967	81,935
Other		188,086	190,809
Consolidated		$988,277	$984,241

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2019, 2018 and 2017 are as follows:

	2019 Percentage of Net Sales	2018 Percentage of Net Sales	2017 Percentage of Net Sales
Customer
Ford	25%	27%	28%
General Motors	18%	19%	19%
Fiat Chrysler Automobiles	12%	11%	11%

25. Investments in Affiliates
The Company’s beneficial ownership in affiliates accounted for under the equity method was as follows:

Name	December 31, 2019	December 31, 2018
Sujan Cooper Standard AVS Private Limited	—	50%
Nishikawa Cooper LLC	40%	40%
Polyrub Cooper Standard FTS Private Limited	35%	35%
Nishikawa Tachaplalert Cooper Ltd.	20%	20%
Yantai Leading Solutions Auto Parts Co., Ltd.	50%	50%

The Company’s aggregate investment in unconsolidated affiliates was $42,753 and $44,297 as of December 31, 2019 and 2018, respectively. The Company received dividends from unconsolidated affiliates of $4,917, $4,862 and $5,382 for the years ended December 31, 2019, 2018 and 2017, respectively. On April 1, 2019, the Company sold its equity interest in Sujan Cooper Standard AVS Private Limited in connection with the divestiture of its AVS product line. See Note 5. “Divestiture.”

26. Selected Quarterly Information (Unaudited)

2019	First Quarter	(1)	Second Quarter	(1)	Third Quarter	(1)	Fourth Quarter
Sales	$877,995		$764,698		$739,518		$726,189
Gross profit	115,505		97,870		80,205		65,542
Net income (loss)	(5,363)		144,660	(3)	(6,420)		(70,664)	(4)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	(5,415)		145,205	(3)	(4,877)		(67,384)	(4)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc. (2)	$(0.31)		$8.39		$(0.29)		$(4.00)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. (2)	$(0.31)		$8.36		$(0.29)		$(4.00)

2018	First Quarter	(1)	Second Quarter	(1)	Third Quarter	(1)	Fourth Quarter	(1)
Sales	$965,686		$927,555		$860,141		$870,660
Gross profit	169,175		150,658		118,143		110,329
Net income (loss)	55,759		42,516		31,266		(30,486)	(5)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	55,135		41,191		31,482		(24,207)	(5)
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc. (2)	$3.06		$2.29		$1.77		$(1.36)
Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. (2)	$2.98		$2.24		$1.73		$(1.36)

(1) Refer to Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” for further detail related to adjustments made in the previously issued financial statements as a result of errors related to the timing of recording pricing concessions with customers in the Asia Pacific region and other immaterial errors. The out-of-period adjustment in the third quarter 2019 resulted in an increase in sales of $10,497, increase in net income of $9,178, and increase in diluted EPS of $0.53 for the three months ended September 30, 2019.
(2) Full year basic and diluted EPS will not necessarily agree to the sum of the four quarters because each quarter is a separate calculation.
(3) The second quarter of 2019 net income amount includes gain on sale of the AVS business.
(4) The fourth quarter of 2019 net income amount includes impairment charges related to fixed assets and non-cash pension settlement charges.
(5) The fourth quarter of 2018 net income amount includes impairment charges related to goodwill, intangible assets and fixed assets and the release of a valuation allowance against net deferred tax assets recorded in France and capital loss carryforwards in the U.S.

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period	Charged to Expenses		Charged (credited) to other accounts (1)	Deductions		Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable
Year ended December 31, 2019	$5.6	5.5	(2)	(0.1)	(1.9)		$9.1
Year ended December 31, 2018	$4.2	4.2		(0.1)	(2.7)		$5.6
Year ended December 31, 2017	$7.1	1.1		0.4	(4.4)	(3)	$4.2
(1) Primarily foreign currency translation.
(2) Increase in 2019 relates to commercial settlements in China.
(3) Primarily related to uncollectible amounts written off.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (4)	Deductions
Tax valuation allowance
Year ended December 31, 2019	$171.2	24.6	(5)	(1.0)	—		$194.8
Year ended December 31, 2018	$189.4	33.1	(6)	(10.4)	(40.9)	(7)	$171.2
Year ended December 31, 2017	$149.8	25.8	(8)	13.8	—		$189.4
(4) Includes foreign currency translation.
(5) Primarily related to 2019 losses with no benefit in certain foreign jurisdictions.
(6) Primarily related to 2018 losses with no benefit in certain foreign jurisdictions.
(7) Primarily related to release of valuation allowance in the U.S. and France.
(8) Primarily related to 2017 losses with no benefit in certain foreign jurisdictions and a capital loss in the U.S. during 2017.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2020 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Section 16(a) Beneficial Ownership Reporting Compliance.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2020 Proxy Statement under the headings “Corporate Governance, Board and Committee Matters - Director Compensation,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Discussion and Analysis,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Committee Report” and “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Stock Ownership and Related Stockholder Matters.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2020 Proxy Statement under the heading “Transactions with Related Persons.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”
Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2020 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

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

4.3**	Description of Securities

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

10.16*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Nonqualified Stock Option Agreement for key employees (incorporated by reference to Exhibit 10.24 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.17*†	2010 Cooper-Standard Holdings Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed June 3, 2010).

Exhibit No.	Description of Exhibit

10.18*†
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

10.21*†
Letter Agreement between D. William Pumphrey, Jr., Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated August 16, 2011 (incorporated by reference to Exhibit 10.30 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.22*†
Service Contract between CSA Germany Verwaltungs GmbH and Juan Fernando de Miguel Posada dated March 1, 2013 (incorporated by reference to Exhibit 10.26 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.23*†
International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.27 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

10.24*†
Extension Addendum dated October 28, 2016, to the International Assignment Agreement between Song Min Lee and Cooper-Standard Automotive Inc. dated December 31, 2012 (incorporated by reference to Exhibit 10.28 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.25*†
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

10.27*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.28*†
Offer Letter between Jonathan P. Banas and Cooper-Standard Automotive Inc. dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on August 28, 2015).

10.29*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

Exhibit No.	Description of Exhibit
10.30*†
Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.31*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.32*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restricted Stock Unit Award Agreement (Performance Units, settled 50% cash / 50% stock) (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.33*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2016 Restrictive Stock Unit Award Agreement (Performance Units, settled 100% cash)(incorporated by reference to Exhibit 10.41 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016).

10.34*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.35*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.36**†	Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan.

10.37**†	Cooper-Standard Automotive Inc. Long-Term Incentive Plan Amended and Restated effective as of May 18, 2017.

10.38**†	Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2018.

10.39*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.40*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.41*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan 2017 Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.42**†	Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors).

Exhibit No.	Description of Exhibit
10.43*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.44*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.45*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.46*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.47**†	Offer Letter between Jeffrey A. DeBest, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated January 24, 2018.

10.48*
Asset Purchase Agreement, dated November 1, 2018, between Cooper-Standard Automotive Inc., as the Seller, and ContiTech USA, Inc., as the Acquiror (incorporated by reference to Exhibit 10.50 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.49*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc. Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.50*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc. Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.51*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc. Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.52*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc. Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.53*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc. Annual Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.54**†	Separation Agreement between Song Min Lee, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated as of December 31, 2019.

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description of Exhibit

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH****	Inline XBRL Taxonomy Extension Schema Document

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104****	Cover Page Interactive Data File, formatted in Inline XBRL

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

COOPER-STANDARD HOLDINGS INC.

Date: February 26, 2020	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2020 by the following persons on behalf of the Registrant in the capacities indicated.

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