Form 10-Q
period 2020-03-31
Cooper-Standard Holdings Inc.
filed 2020-05-11
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
40300 Traditions Drive
Northville, Michigan 48168
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, there were 16,884,542 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2020

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$654,890	$877,995
Cost of products sold	611,747	762,490
Gross profit	43,143	115,505
Selling, administration & engineering expenses	70,671	86,974
Amortization of intangibles	4,450	3,775
Restructuring charges	7,276	17,715
Impairment of assets held for sale	74,079	—
Other impairment charges	977	—
Operating (loss) profit	(114,310)	7,041
Interest expense, net of interest income	(10,237)	(11,932)
Equity in earnings of affiliates	1,431	2,358
Other expense, net	(3,440)	(796)
Loss before income taxes	(126,556)	(3,329)
Income tax (benefit) expense	(14,117)	2,034
Net loss	(112,439)	(5,363)
Net loss (income) attributable to noncontrolling interests	1,851	(52)
Net loss attributable to Cooper-Standard Holdings Inc.	$(110,588)	$(5,415)

Loss per share:
Basic	$(6.55)	$(0.31)
Diluted	$(6.55)	$(0.31)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(112,439)	$(5,363)
Other comprehensive (loss) income:
Currency translation adjustment	(28,889)	1,970
Benefit plan liabilities adjustment, net of tax	2,682	1,387
Fair value change of derivatives, net of tax	(10,076)	1,253
Other comprehensive (loss) income, net of tax	(36,283)	4,610
Comprehensive loss	(148,722)	(753)
Comprehensive loss (income) attributable to noncontrolling interests	2,358	(423)
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(146,364)	$(1,176)

The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$301,841	$359,536
Accounts receivable, net	335,827	423,155
Tooling receivable, net	139,049	148,175
Inventories	168,036	143,439
Prepaid expenses	27,859	34,452
Other current assets	94,191	93,513
Assets held for sale	25,735	—
Total current assets	1,092,538	1,202,270
Property, plant and equipment, net	909,511	988,277
Operating lease right-of-use assets, net	113,090	83,376
Goodwill	141,870	142,187
Intangible assets, net	74,306	84,369
Other assets	152,948	135,103
Total assets	$2,484,263	$2,635,582

Liabilities and Equity
Current liabilities:
Debt payable within one year	$62,530	$61,449
Accounts payable	357,003	426,055
Payroll liabilities	82,980	88,486
Accrued liabilities	120,383	119,841
Current operating lease liabilities	21,314	24,094
Liabilities held for sale	55,452	—
Total current liabilities	699,662	719,925
Long-term debt	744,745	746,179
Pension benefits	133,123	140,010
Postretirement benefits other than pensions	43,423	48,313
Long-term operating lease liabilities	90,947	60,234
Other liabilities	44,802	44,939
Total liabilities	1,756,702	1,759,600
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,950,351 shares issued and 16,884,542 shares outstanding as of March 31, 2020, and 18,908,566 shares issued and 16,842,757 outstanding as of December 31, 2019	17	17
Additional paid-in capital	492,325	490,451
Retained earnings	507,287	619,448
Accumulated other comprehensive loss	(289,517)	(253,741)
Total Cooper-Standard Holdings Inc. equity	710,112	856,175
Noncontrolling interests	17,449	19,807
Total equity	727,561	875,982
Total liabilities and equity	$2,484,263	$2,635,582
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$569,215	$(245,937)	$824,806	$26,669	$851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net (loss) income	—	—	—	(5,415)	—	(5,415)	52	(5,363)
Other comprehensive income	—	—	—	—	4,239	4,239	371	4,610
Balance as of March 31, 2019	17,521,900	$17	$499,458	$557,099	$(241,698)	$814,876	$29,204	$844,080
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(112,439)	$(5,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,313	32,830
Amortization of intangibles	4,450	3,775
Impairment of assets held for sale	74,079	—
Other impairment charges	977	—
Share-based compensation expense	2,374	3,186
Equity in earnings of affiliates, net of dividends related to earnings	3,814	2,559
Deferred income taxes	(20,191)	(964)
Other	1,138	1,495
Changes in operating assets and liabilities	10,455	(39,366)
Net cash used in operating activities	(2,030)	(1,848)
Investing activities:
Capital expenditures	(50,591)	(59,633)
Acquisition of businesses, net of cash acquired	—	(452)
Proceeds from sale of fixed assets and other	482	102
Net cash used in investing activities	(50,109)	(59,983)
Financing activities:
Principal payments on long-term debt	(1,498)	(1,012)
Increase in short-term debt, net	3,021	65,791
Repurchase of common stock	—	(6,550)
Taxes withheld and paid on employees' share-based payment awards	(512)	(2,706)
Other	(625)	1,827
Net cash provided by financing activities	386	57,350
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6,200)	1,477
Changes in cash, cash equivalents and restricted cash	(57,953)	(3,004)
Cash, cash equivalents and restricted cash at beginning of period	361,742	267,399
Cash, cash equivalents and restricted cash at end of period	$303,789	$264,395

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$301,841	$359,536
Restricted cash included in other current assets	13	12
Restricted cash included in other assets	1,935	2,194
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$303,789	$361,742
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
During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems (“AVS”) product line. On April 1, 2019, the Company completed the divestiture of its AVS product line.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2020 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Immaterial Correction of Errors
During the year ended December 31, 2019, the Company identified errors primarily related to periods prior to fiscal year 2019. The Company concluded these errors were not material individually or in the aggregate to any of the previously reported periods and, therefore, amendments of previously filed reports were not required. Corrections were made to the applicable prior periods reflected in the financial information herein.
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31, 2019
	As previously reported	Adjustment	As corrected
Sales	$880,038	$(2,043)	$877,995
Income tax expense	2,331	(297)	2,034
Net income (loss) attributable to noncontrolling interests	157	(209)	(52)
Net loss attributable to Cooper-Standard Holdings Inc.	(3,460)	(1,955)	(5,415)

Earnings (loss) per share:
Basic	$(0.20)	$(0.11)	$(0.31)
Diluted	$(0.20)	$(0.11)	$(0.31)
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31, 2019
	As previously reported	Adjustment	As corrected
Currency translation adjustment	$2,219	$(249)	$1,970
Comprehensive loss (income) attributable to noncontrolling interests	(247)	(176)	(423)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	995	(2,171)	(1,176)
The impact of these corrections on the balance as of March 31, 2019 in the Company’s condensed consolidated statements of changes in equity includes a decrease to total equity of $10,022, which consists of a decrease to retained earnings of $8,765, increase to accumulated other comprehensive loss of $65, and decrease to noncontrolling interests of $1,192.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

For the three months ended March 31, 2019, the impact of these corrections on the condensed consolidated statement of cash flow included a $1,746 decrease in net income offset by an increase of $1,746 in changes in operating assets and liabilities, resulting in no impact to net cash provided by operating activities.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326)
On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, and all related amendments using the modified retrospective method whereby the cumulative effect of adopting the standard was recognized in equity at the date of initial application. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most prominent among the changes in the standard is the consideration of losses not yet incurred, but expected, based on current conditions and future forecasts. Adoption of the new standard resulted in an immaterial increase in the allowance for credit losses, which decreased the tooling receivable on the Company’s condensed consolidated balance sheet in 2020. The increase in credit loss expense was recorded as an adjustment to the opening balance of retained earnings. Adoption of the new standard had no impact on the Company’s condensed consolidated statement of operations or on cash provided by (used in) operating, financing or investing activities on its condensed consolidated cash flow statements.
The cumulative effects of the changes made to the Company’s condensed consolidated balance sheet as of January 1, 2020 were as follows:

	Balance as of December 31, 2019	Adjustments due to adoption of ASC 326	Balance as of January 1, 2020

Tooling receivable, net	$148,175	$(1,573)	$146,602
Retained earnings	619,448	(1,573)	617,875

The Company adopted the following Accounting Standard Updates (“ASU”) during the three months ended March 31, 2020, which did not have a material impact on its condensed consolidated financial statements:

Standard	Description	Effective Date
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
January 1, 2020
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.
January 1, 2020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

3. Assets Held for Sale and Divestiture
Assets Held for Sale
In the fourth quarter of 2019, management approved a plan to sell certain manufacturing facilities within its Europe and Asia Pacific segments. The Company expects to sell the manufacturing facilities in the second quarter of 2020. The manufacturing facilities and the associated assets and liabilities met the criteria for presentation as held for sale as of March 31, 2020, and as such, the assets and liabilities associated with the transaction are separately classified as held for sale in the condensed consolidated balance sheet and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.
The major classes of assets and liabilities held for sale were as follows:

March 31, 2020
Accounts receivable, net	$17,171
Tooling receivable, net	3,508
Inventories	18,157
Prepaid expenses	3,519
Other current assets	9,817
Property, plant and equipment, net	38,691
Operating lease right-of-use assets, net	2,782
Intangible assets, net	4,981
Other assets	1,188
Impairment of carrying value	(74,079)
Total assets held for sale	$25,735

Accounts payable	$29,341
Payroll liabilities	5,642
Accrued liabilities	9,137
Current operating lease liabilities	955
Pension benefits	3,461
Postretirement benefits other than pensions	2,715
Long-term operating lease liabilities	2,363
Other liabilities	1,838
Total liabilities related to assets held for sale	$55,452

Upon meeting the criteria for held for sale classification, the Company recorded a non-cash impairment charge of $74,079 to reduce the carrying value of the held for sale entities to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less cost to sell must be assessed each reporting period that the asset group remains classified as held for sale.
The impairment charge, which is subject to adjustments as the transaction is finalized, includes the anticipated release of non-cash cumulative foreign currency translation losses, which were included as part of the carrying value of the held for sale entities. These losses will be reclassified from accumulated other comprehensive loss to net income (loss) upon closure of the transaction.
Divestiture
During the first quarter of 2019 and in prior periods, the Company also operated an AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG.
Subsequent Event
Subsequent to the end of the Company's first quarter, on May 7, 2020, the Company entered into a definitive agreement to divest certain manufacturing facilities within its Europe and Asia Pacific segments. The planned divestiture of the facilities is expected to close in the second quarter of 2020 and is subject to customary closing conditions, including regulatory and third-party approvals.

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
Revenue by customer group for the three months ended March 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$325,982	$170,781	$78,742	$20,439	$—	$595,944
Commercial	3,178	5,557	546	10	1,134	10,425
Other	5,641	8,904	56	22	33,898	48,521
Revenue	$334,801	$185,242	$79,344	$20,471	$35,032	$654,890

Revenue by customer group for the three months ended March 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$436,866	$225,451	$125,355	$23,192	$—	$810,864
Commercial	5,792	8,425	—	23	547	14,787
Other	5,060	8,524	97	22	38,641	52,344
Revenue	$447,718	$242,400	$125,452	$23,237	$39,188	$877,995
The passenger and light duty group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its AVS product line.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended March 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$124,556	$127,246	$49,024	$13,549	$—	$314,375
Fuel and brake delivery systems	104,934	28,562	19,818	5,747	—	159,061
Fluid transfer systems	105,311	21,945	10,502	1,175	—	138,933
Other	—	7,489	—	—	35,032	42,521
Consolidated	$334,801	$185,242	$79,344	$20,471	$35,032	$654,890

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Revenue by product line for the three months ended March 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$145,646	$155,391	$83,529	$17,829	$—	$402,395
Fuel and brake delivery systems	131,703	35,298	25,168	5,335	—	197,504
Fluid transfer systems	113,448	22,798	15,302	73	—	151,621
Anti-vibration systems	56,457	20,649	1,453	—	—	78,559
Other	464	8,264	—	—	39,188	47,916
Consolidated	$447,718	$242,400	$125,452	$23,237	$39,188	$877,995

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2020.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2020	December 31, 2019	Change
Contract assets	$9,130	$1,100	$8,030
Contract liabilities	(43)	(61)	18
Net contract assets	$9,087	$1,039	$8,048

Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were current liabilities of $11,954 and $12,916, respectively, and long-term liabilities of $7,360 and $9,502, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Restructuring expense by segment for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
North America	$3,703	$5,208
Europe	2,193	6,103
Asia Pacific	133	2,513
South America	1,202	16
Total Automotive	7,231	13,840
Corporate and other	45	3,875
Total	$7,276	$17,715

Restructuring activity for the three months ended March 31, 2020 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2019	$22,990	$4,005	$26,995
Expense	4,415	2,861	7,276
Cash payments	(6,362)	(3,037)	(9,399)
Foreign exchange translation and other	(626)	(38)	(664)
Balance as of March 31, 2020	$20,417	$3,791	$24,208

6. Inventories
Inventories consist of the following:

	March 31, 2020	December 31, 2019
Finished goods	$54,135	$57,070
Work in process	36,741	33,753
Raw materials and supplies	77,160	52,616
	$168,036	$143,439

7. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2020. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$8,605	$8,680
Short-term lease expense	1,010	679
Variable lease expense	250	215
Finance lease expense:
Amortization of right-of-use assets	681	443
Interest on lease liabilities	385	455
Total lease expense	$10,931	$10,472

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,933	$8,656
Operating cash flows for finance leases	410	323
Financing cash flows for finance leases	648	267
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	37,205	164
Finance leases	61	9,452

Weighted Average Remaining Lease Term (in years)
Operating leases	8.2	5.5
Finance leases	11.1	12.0

Weighted Average Discount Rate
Operating leases	5.3%	4.7%
Finance leases	6.1%	9.6%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2020	$21,117	$2,696
2021	23,120	3,543
2022	18,019	3,301
2023	15,143	3,047
2024	12,385	3,190
Thereafter	56,959	23,988
Total future minimum lease payments	146,743	39,765
Less imputed interest	(31,164)	(11,059)
Total	$115,579	$28,706

Amounts recognized on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Operating Leases
Assets held for sale	$2,782	$—
Operating lease right-of-use assets, net	113,090	83,376
Current operating lease liabilities	21,314	24,094
Liabilities held for sale	3,318	—
Long-term operating lease liabilities	90,947	60,234

Finance Leases
Debt payable within one year	2,284	2,343
Long-term debt	26,422	27,430

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

As of March 31, 2020 and December 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $31,705 and $32,571, respectively. As of March 31, 2020, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1,725. These operating leases will commence in 2020 with lease terms up to 10 years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019
Land and improvements	$56,571	$66,670
Buildings and improvements	278,531	310,797
Machinery and equipment	1,163,390	1,204,457
Construction in progress	149,995	161,951
	1,648,487	1,743,875
Accumulated depreciation	(738,976)	(755,598)
Property, plant and equipment, net	$909,511	$988,277

Due to the deterioration of financial results in a certain Asia Pacific location, the Company recorded an impairment charge of $977 during the three months ended March 31, 2020. The fair value was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. Based on the Company’s interim impairment assessment, the Company has determined there were no additional indicators of impairment identified during the three months ended March 31, 2020. However, the Company continues to monitor the impacts of COVID-19 on its business and a lack of recovery of production volumes could result in an impairment charge in future periods.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2020 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2019	$142,187	$—	$142,187
Reorganization	(14,036)	14,036	—
Foreign exchange translation	(317)	—	(317)
Balance as of March 31, 2020	$127,834	$14,036	$141,870

The Company’s organizational structure changed on January 1, 2020. See Note 22. “Segment Reporting” for further detail on this reorganization of the Company’s business. Prior to this reorganization, the Company’s North America operating segment was the only reporting unit in which goodwill was recorded. As a result of the reorganization, a portion of the goodwill that was previously attributable to the North America reporting unit was reallocated to the Industrial Specialty Group reporting unit based on the relative fair value approach. The Industrial Specialty Group reporting unit is a component of the Advanced Technology Group operating segment, which is reflected in “Corporate, eliminations and other”.
The reorganization of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test.
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. Other than the reorganization event noted above, there were no other indicators of potential impairment during the three months ended March 31, 2020. The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for products and the impact on the Company’s business and overall financial performance. A lack of recovery or further deterioration in market conditions and production volumes, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,345	$(116,066)	$38,279
Other	43,595	(7,568)	36,027
Balance as of March 31, 2020	$197,940	$(123,634)	$74,306

Customer relationships	$156,557	$(113,871)	$42,686
Other	49,556	(7,873)	41,683
Balance as of December 31, 2019	$206,113	$(121,744)	$84,369
10. Debt
A summary of outstanding debt as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020	December 31, 2019
Senior Notes	$395,293	$395,114
Term Loan	325,455	326,061
ABL Facility	—	—
Finance leases	28,706	29,773
Other borrowings	57,821	56,680
Total debt	807,275	807,628
Less current portion	(62,530)	(61,449)
Total long-term debt	$744,745	$746,179

5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2020 and December 31, 2019, the Company had $4,707 and $4,886 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

As of March 31, 2020 and December 31, 2019, the Company had $2,125 and $2,273 of unamortized debt issuance costs, respectively, and $1,370 and $1,466 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
ABL Facility
In November 2016, the Company entered into a Third Amended and Restated Loan Agreement of its ABL Facility, which provided an aggregate revolving loan availability of up to $210,000, subject to borrowing base availability. In March 2020, the Company entered into the First Amendment of the Third Amended and Restated Loan Agreement (“the Amendment”). As a result of the Amendment, the senior asset-based revolving credit facility (“ABL Facility”) maturity was extended to March 2025 and the aggregate revolving loan availability was reduced to $180,000. The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000, if requested by the borrowers under the ABL Facility and the lenders agree to fund such increase. No consent of any lender is required to effect any such increase, except for those participating in the increase.
As of March 31, 2020, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $173,278. Net of the 10% of the borrowing base that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $10,289 of outstanding letters of credit, the Company effectively had $145,661 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had $1,352 and $657, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Term Loan Facility and ABL Facility as of March 31, 2020.
Other
Other borrowings as of March 31, 2020 and December 31, 2019 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019	Input
Forward foreign exchange contracts - other current assets	$203	$467	Level 2
Forward foreign exchange contracts - accrued liabilities	(12,777)	(42)	Level 2

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Assets Held for Sale and Divestiture” and Note 8. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes and Term Loan Facility were as follows:

	March 31, 2020	December 31, 2019
Aggregate fair value	$476,660	$693,600
Aggregate carrying value (1)	728,950	729,800

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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2020 and December 31, 2019, the notional amount of these contracts was $101,856 and $92,150, respectively, and consisted of hedges of transactions up to December 2020.
Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of March 31, 2020, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2020	2019
Forward foreign exchange contracts	$(12,871)	$1,943

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Three Months Ended March 31,
	Classification	2020	2019
Forward foreign exchange contracts	Cost of products sold	$115	$325

12. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indenture governing the Senior Notes. The European factoring facility, which was renewed in March 2020, allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
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

	March 31, 2020	December 31, 2019
Off-balance sheet arrangements	$102,605	$103,818

Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2020	2019
Accounts receivable factored	$176,508	$173,703
Costs	309	325

The Company continues to service sold receivables and acts as collection agent for the Factor. As of March 31, 2020 and December 31, 2019, cash collections on behalf of the Factor that have yet to be remitted were $17,377 and $21,485, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

13. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$989	$189	$1,111
Interest cost	2,033	782	2,952	1,060
Expected return on plan assets	(3,421)	(577)	(4,155)	(595)
Amortization of prior service cost and actuarial loss	485	794	781	616
Net periodic benefit (income) cost	$(690)	$1,988	$(233)	$2,192

	Other Postretirement Benefits
	Three Months Ended March 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$96	$41	$117
Interest cost	170	173	259	203
Amortization of prior service credit and actuarial gain	(483)	107	(742)	38
Net periodic benefit (income) cost	$(287)	$376	$(442)	$358
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of operations for all periods presented.
In accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Company will defer making minimum funding cash contributions of approximately $3,600 to its U.S. pension plans until 2021.
14. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2020	2019
Foreign currency losses	$(3,232)	$(284)
Components of net periodic benefit cost other than service cost	(63)	(417)
Losses on sales of receivables	(309)	(325)
Miscellaneous income	164	230
Other expense, net	$(3,440)	$(796)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Income tax (benefit) expense, loss before income taxes and the corresponding effective tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Income tax (benefit) expense	$(14,117)	$2,034
Loss before income taxes	(126,556)	(3,329)
Effective tax rate	11%	(61)%

The effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was higher primarily due to the geographic mix of pre-tax losses driven by the impairment charge on held for sale entities and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, a discrete expense of $13,309 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the three months ended March 31, 2020. In accordance with recent legislation, one of the business tax provisions of the CARES Act included allowing net operating losses (“NOL”) generated by the Company in tax years to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The Company has included a benefit in the estimated annual effective tax rate for this CARES Act provision which was used to calculate the income tax benefit recorded in the three months ended March 31, 2020. The income tax rate for the three months ended March 31, 2020 and 2019 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
16. Net Income (Loss) Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net loss per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net loss attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net loss available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2020	2019
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(110,588)	$(5,415)

Basic weighted average shares of common stock outstanding	16,883,717	17,535,195
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares of common stock outstanding	16,883,717	17,535,195

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(6.55)	$(0.31)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(6.55)	$(0.31)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2020		2019
Foreign currency translation adjustment
Balance at beginning of period	$(153,933)		$(141,104)
Other comprehensive income (loss) before reclassifications	(28,382)	(1)	1,599	(1)
Balance at end of period	$(182,315)		$(139,505)
Benefit plan liabilities
Balance at beginning of period	$(100,160)		$(104,375)
Other comprehensive income before reclassifications	2,024	(2)	877	(2)
Amounts reclassified from accumulated other comprehensive loss	658	(3)	510	(4)
Balance at end of period	$(97,478)		$(102,988)
Fair value change of derivatives
Balance at beginning of period	$352		$(458)
Other comprehensive income (loss) before reclassifications	(9,984)	(5)	1,490	(5)
Amounts reclassified from accumulated other comprehensive loss	(92)	(6)	(237)	(6)
Balance at end of period	$(9,724)		$795
Accumulated other comprehensive loss, ending balance	$(289,517)		$(241,698)

(1)
Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(22,703) and $2,814 for the three months ended March 31, 2020 and 2019, respectively.

(2)	Net of tax expense of $337 and $11 for the three months ended March 31, 2020 and 2019, respectively.

(3)
Includes the effect of the amortization of actuarial losses of $872 and amortization of prior service cost of $21, net of tax of $235. See Note 13. “Pension and Postretirement Benefits Other Than Pensions.”

(4)
Includes the effect of the amortization of prior service credits of $79, offset by the amortization of actuarial losses of $773, net of tax of $184. See Note 13. “Pension and Postretirement Benefits Other Than Pensions.”

(5)	Net of tax (benefit) expense of $(2,887) and $453 for the three months ended March 31, 2020 and 2019, respectively. See Note 11. “Fair Value Measurements and Financial Instruments.”

(6)	Net of tax expense of $23 and $88 for the three months ended March 31, 2020 and 2019, respectively. See Note 11. “Fair Value Measurements and Financial Instruments.”
18. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2020, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5,937.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

19. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
In February 2020, the Company granted Restricted Stock Units (“RSUs”), Performance Units (“PUs”) and stock options. The RSUs cliff vest after three years, the PUs vest ratably over three years after the initial two-year performance period, and the stock options vest ratably over three years. The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) and total shareholder return, which may range from 0% to 200% of the target award amount.
Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2020	2019
PUs	$74	$649
RSUs	1,643	1,722
Stock options	657	815
Total	$2,374	$3,186

20. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended March 31,
	2020	2019
Sales(1)	$6,075	$7,434
Purchases(2)	156	325
Dividends received(3)	5,245	4,917

(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO as of March 31, 2020 and December 31, 2019 were $4,070 and $4,297, respectively.
21. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2020 and December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $5,835 and $6,104, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

22. Segment Reporting
The Company’s organizational structure changed on January 1, 2020, creating a global automotive business (“Automotive”) and Advanced Technology Group (“ATG”). The Company’s business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. The Corporate, eliminations and other External Sales and Intersegment Sales amounts previously reported for the three months ended March 31, 2019 have been reclassified from North America and Europe from the table below. The adjusted EBITDA amounts previously reported for the three months ended March 31, 2019 and Segment Asset amounts previously reported as of December 31, 2019 have been reclassified from North America, Europe, Asia Pacific and South America from the tables below.
The Company’s principal products within each of these segments are sealing, fuel and brake delivery, and fluid transfer systems. During the first quarter of 2019 and in prior periods, the Company also operated an anti-vibration systems product line. On April 1, 2019, the Company completed the divestiture of the AVS product line.
The Company uses Segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The results of each segment include certain allocations for general, administrative and other shared costs. Segment adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2020			2019
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$334,801	$4,468	$37,019	$447,718	$4,707	$59,151
Europe	185,242	3,091	(4,623)	242,400	3,085	9,275
Asia Pacific	79,344	457	(17,057)	125,452	741	(407)
South America	20,471	68	(4,577)	23,237	5	(1,033)
Total Automotive	619,858	8,084	10,762	838,807	8,538	66,986
Corporate, eliminations and other	35,032	(8,084)	(2,483)	39,188	(8,538)	(2,852)
Consolidated	$654,890	$—	$8,279	$877,995	$—	$64,134

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$8,279	$64,134
Impairment of assets held for sale	(74,079)	—
Restructuring charges	(7,276)	(17,715)
Project costs	(2,425)	(1,263)
Other impairment charges	(684)	—
Lease termination costs	(520)	—
EBITDA	$(76,705)	$45,156
Income tax benefit (expense)	14,117	(2,034)
Interest expense, net of interest income	(10,237)	(11,932)
Depreciation and amortization	(37,763)	(36,605)
Net loss attributable to Cooper-Standard Holdings Inc.	$(110,588)	$(5,415)

	March 31, 2020	December 31, 2019
Segment assets:
North America	$1,011,035	$1,040,650
Europe	455,656	553,977
Asia Pacific	536,618	614,952
South America	58,923	65,438
Total Automotive	2,062,232	2,275,017
Corporate, eliminations and other	422,031	360,565
Consolidated	$2,484,263	$2,635,582

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“2019 Annual Report”) see Item 1A. “Risk Factors.” The following should be read in conjunction with our 2019 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2019 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 83% of our sales in 2019 made directly to major OEMs. We operate our business along the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other.
During the first quarter of 2019 and in prior periods, we also operated an anti-vibration systems (“AVS”) business. On April 1, 2019, we completed the divestiture of the anti-vibration systems business.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The COVID-19 pandemic created an unusually high degree of economic disruption during the first quarter of 2020 and is continuing to drive uncertainty for the economic outlook and the automotive industry around the world. Economists at the International Monetary Fund (IMF) are now expecting the global economy to contract by approximately 3.0% in 2020.
Economic conditions and consumer confidence in North America have been negatively impacted by concerns over the COVID-19 pandemic and government imposed lock-downs to contain the spread of the disease. The United States government has taken historic measures to provide fiscal stimulus to the economy in an effort to sustain businesses, limit job losses and preempt deeper declines in consumer confidence. Despite these efforts, IMF economists now expect economic contraction of approximately 6.0% for the region in 2020. In addition, the IMF is projecting unemployment in North America will approach 10.4% for the year.
The duration of the government imposed lock-downs, while unknown at this time, will be a major determinant of when economic recovery can begin. Even after the lock-downs are lifted, concerns about a resurgence of COVID-19 cases and uncertainty related to the presidential election in the United States will likely weigh on consumer confidence for an extended period of time.
In the European region, the IMF is projecting economic contraction of approximately 6.6% for 2020. Unemployment rates will vary by country, but are generally expected to increase by 200 to 500 basis points versus 2019 levels. Geopolitical concerns and the implementation of new environmental regulations in the automotive industry will continue to weigh on the economies of the region but have been superseded by concerns over the current and potential future impacts of the COVID-19 pandemic. Certain European governments have mandated closures of broad segments of the economy, and the timing of when industries are allowed to resume operations will be a key to beginning a recovery.
In the Asia Pacific region, the IMF expects China’s economic growth rate to slow to just 1.0% in 2020 following two months of aggressive COVID-19 containment measures during the first quarter. While the containment measures have been lifted and industries are currently ramping up towards full production, significant challenges remain for the Chinese economy. Consumer confidence is likely to remain suppressed for a period of time, dampening both investment and consumption. In addition, potential new policies by the United States and other developed countries that would encourage the repatriation of production of certain strategically sensitive products in the wake of the COVID-19 pandemic could reduce export demand and further pressure employment levels.
In South America, the IMF estimates that the Brazilian economy will contract by approximately 5.3% in 2020 as compared to 2019. Unemployment is projected to increase to nearly 15.0%. In response to the COVID-19 pandemic, the Brazilian government has approved an aggressive fiscal spending package to stimulate economic activity. While seen as urgently necessary, this spending will add to the country’s already high national debt level and could lead to lower consumer confidence and foreign investment in the region going forward. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.
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
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. Beginning in early Q1 2020, as a result of COVID-19, we experienced the shutdown of effectively all of our facilities in Asia Pacific coinciding with the shutdown of our customer facilities in that region. Facility shutdowns then occurred in March 2020 for a majority of our facilities in North America, Europe and South America.
Production resumed in Asia Pacific by the end of Q1 2020, albeit at a lower capacity. We anticipate that production will increase steadily throughout Q2 2020. We expect production to gradually resume in Q2 2020 for our North America, Europe and South America facilities, in conjunction with production resuming for our customers in the regions. We are collaborating closely with our customers in preparing our own restart plans, while also adding enhanced safety standards and measures to protect our employees.
Light vehicle production in certain regions for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(In millions of units)	2020(1)	2019(1)	% Change
North America	3.8	4.2	(10.3)%
Europe	4.6	5.7	(18.9)%
Asia Pacific	8.2	11.7	(30.1)%
Greater China	3.2	6.0	(46.1)%
South America	0.7	0.8	(16.9)%

(1)	Production data based on IHS Automotive, April 2020.
Total vehicle production has decreased substantially across the globe. The COVID-19 pandemic has emerged as the biggest risk factor facing the automotive industry. Plant shutdowns have greatly slowed production and been accompanied by decreased demand for vehicles, as new vehicle sales are highly dependent on strong consumer confidence and low unemployment. Until consumers regain confidence in the markets and unemployment returns to lower levels, new vehicle sales, particularly of light vehicles, will likely be significantly lower than historical and previously forecasted sales levels. We expect that as customers restart production, they will focus on their most profitable platforms including light trucks, sport utility vehicles and crossover vehicles.

Results of Operations

	Three Months Ended March 31,
	2020	2019	Change
	(dollar amounts in thousands)
Sales	$654,890	$877,995	$(223,105)
Cost of products sold	611,747	762,490	(150,743)
Gross profit	43,143	115,505	(72,362)
Selling, administration & engineering expenses	70,671	86,974	(16,303)
Amortization of intangibles	4,450	3,775	675
Restructuring charges	7,276	17,715	(10,439)
Impairment of assets held for sale	74,079	—	74,079
Other impairment charges	977	—	977
Operating (loss) profit	(114,310)	7,041	(121,351)
Interest expense, net of interest income	(10,237)	(11,932)	1,695
Equity in earnings of affiliates	1,431	2,358	(927)
Other expense, net	(3,440)	(796)	(2,644)
Loss before income taxes	(126,556)	(3,329)	(123,227)
Income tax (benefit) expense	(14,117)	2,034	(16,151)
Net loss	(112,439)	(5,363)	(107,076)
Net loss (income) attributable to noncontrolling interests	1,851	(52)	1,903
Net loss attributable to Cooper-Standard Holdings Inc.	$(110,588)	$(5,415)	$(105,173)

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Sales
Sales for the three months ended March 31, 2020 decreased 25.4%, compared to the three months ended March 31, 2019. The decline was mainly driven by the decrease in vehicle production volume due to government imposed global lock-downs related to the COVID-19 pandemic, the sale of our AVS product line, customer price reductions and foreign exchange.

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$654,890	$877,995	$(223,105)	$(131,819)	$(13,540)	$(77,746)
* Net of customer price reductions
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$611,747	$762,490	$(150,743)	$(67,676)	$(11,055)	$(72,012)
Gross profit	43,143	115,505	(72,362)	(64,143)	(2,485)	(5,734)
Gross profit percentage of sales	6.6%	13.2%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 47% and 52% of total cost of products sold for the three months ended March 31, 2020 and 2019, respectively. The change in the cost of products sold was driven by government imposed global lock-downs related to the COVID-19 pandemic, the sale of our AVS product line, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, foreign exchanges, and wage inflation.
Gross profit for the three months ended March 31, 2020 decreased $72.4 million or 62.6% compared to the three months ended March 31, 2019. The decrease was driven by the decline in vehicle production volume due to government imposed global lock-downs related to the COVID-19 pandemic, customer price reductions, commodity price inflation, foreign exchange pressures, and wage inflation. These items were partially offset by net favorable operational performance, restructuring savings, and material cost reductions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended March 31, 2020 was 10.8% of sales compared to 9.9% for the three months ended March 31, 2019. The increase in rate was driven by lower total sales while the decrease in amount was driven by savings generated from lower compensation-related expenses and the sale of our AVS product line, partially offset by general inflation.
Restructuring. Restructuring charges for the three months ended March 31, 2020 decreased $10.4 million compared to the three months ended March 31, 2019. The decrease was primarily driven by lower restructuring charges in North America, Europe and Asia Pacific, as certain salaried employee initiatives in North America and footprint rationalization initiatives in Europe and Asia Pacific were substantially completed.
Impairment Charges. Non-cash impairment charges of $74.1 million for the three months ended March 31, 2020 related to reducing the carrying value of the held for sale facilities to fair value less costs to sell. Fair value was determined using a market approach, estimated based on expected proceeds. Other non-cash impairment charges of $1.0 million related to property, plant and equipment in the Asia Pacific region.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2020 decreased $1.7 million compared to the three months ended March 31, 2019, primarily due to lower outstanding debt balances.
Other Expense, Net. Other expense for the three months ended March 31, 2020 increased $2.6 million compared to the three months ended March 31, 2019 primarily due to higher foreign currency losses.

Income Tax Expense. Income tax benefit for the three months ended March 31, 2020 was $14.1 million on a loss before income taxes of $126.6 million. This compares to an income tax expense of $2.0 million on a loss before income taxes of $3.3 million for the same period of 2019. The effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 differed primarily due to the geographic mix of pre-tax losses driven by the impairment change on held for sale entities and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, a discrete expense of $13.3 million for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the three months ended March 31, 2020.
Segment Results of Operations
Our business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. The Company uses Segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019
Sales

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Acquisitions/ Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$334,801	$447,718	$(112,917)	$(57,291)	$(795)	$(54,831)
Europe	185,242	242,400	(57,158)	(29,880)	(5,816)	(21,462)
Asia Pacific	79,344	125,452	(46,108)	(41,669)	(2,986)	(1,453)
South America	20,471	23,237	(2,766)	830	(3,596)	—
Total Automotive	619,858	838,807	(218,949)	(128,010)	(13,193)	(77,746)
Corporate, eliminations and other	35,032	39,188	(4,156)	(3,809)	(347)	—
Consolidated	$654,890	$877,995	$(223,105)	$(131,819)	$(13,540)	$(77,746)
* Net of customer price reductions

•	Volume and mix, net of customer price reductions includes the impact of the decline in vehicle production volume as driven by government imposed global lock-downs related to the COVID-19 pandemic.

•	The impact of foreign currency exchange primarily relates to the Euro, Brazilian Real, and Chinese Renminbi.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Acquisitions/ Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$37,019	$59,151	$(22,132)	$(26,827)	$127	$8,328	$(3,760)
Europe	(4,623)	9,275	(13,898)	(17,520)	1,612	4,766	(2,756)
Asia Pacific	(17,057)	(407)	(16,650)	(17,348)	(1,509)	2,558	(351)
South America	(4,577)	(1,033)	(3,544)	(481)	(3,513)	450	—
Total Automotive	10,762	66,986	(56,224)	(62,176)	(3,283)	16,102	(6,867)
Corporate, eliminations and other	(2,483)	(2,852)	369	(1,967)	(1,052)	3,388	—
Consolidated adjusted EBITDA	$8,279	$64,134	$(55,855)	$(64,143)	$(4,335)	$19,490	$(6,867)

* Net of customer price reductions

•	Volume and mix, net of customer price reductions, includes the impact of the decline in vehicle production volume as driven by government imposed global lock-downs related to the COVID-19 pandemic.

•	The impact of foreign currency exchange is primarily driven by the Brazilian Real, Chinese Renminbi, Euro, Polish Zloty, and Czech Koruna.

•	The Cost (Increases) / Decreases category above includes:

◦	Reduction in compensation-related expenses, purchasing savings through lean initiatives, restructuring savings;

◦	Increase in commodity costs and wage increases;

◦	Net operational efficiencies of $16 million, weakened by the impact of COVID-19, primarily driven by our North America and European segments.
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
Based on our current expectations and projections for OEM customer restart plans, whether formally announced or simply anticipated, and due to the aggressive actions we have taken to preserve cash and enhance liquidity, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the impact of COVID-19, and other factors.
Cash Flows
Operating Activities. Net cash used in operations was $2.0 million for the three months ended March 31, 2020, compared to net cash used in operations of $1.8 million for the three months ended March 31, 2019. The net outflow was primarily due to decreased cash earnings, partially offset by working capital improvements.
Investing Activities. Net cash used in investing activities was $50.1 million for the three months ended March 31, 2020, compared to net cash used in investing activities of $60.0 million for the three months ended March 31, 2019. Significant decreases in capital expenditures are expected in the second quarter of 2020, as the capital expenditure cash outflow in the first three months ended March 31, 2020 partially relates to purchases that were made in months prior to the first quarter of 2020.
Financing Activities. Net cash provided by financing activities totaled $0.4 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $57.4 million for the three months ended March 31, 2019. The change was primarily due to drawing on our revolving credit facility and an increase in local borrowing lines during the three months ended March 31, 2019. There were no share repurchases during the three months ended March 31, 2020. Cash used for share repurchases was $6.6 million for the three months ended March 31, 2019.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of March 31, 2020, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
We did not make any repurchases during the three months ended March 31, 2020. During the three months ended March 31, 2019, we repurchased 85,000 shares of common stock.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2020	2019
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(110,588)	$(5,415)
Income tax (benefit) expense	(14,117)	2,034
Interest expense, net of interest income	10,237	11,932
Depreciation and amortization	37,763	36,605
EBITDA	$(76,705)	$45,156
Impairment of assets held for sale	74,079	—
Restructuring charges	7,276	17,715
Project costs (1)	2,425	1,263
Other impairment charges (2)	684	—
Lease termination costs (3)	520	—
Adjusted EBITDA	$8,279	$64,134

(1)	Project costs recorded in selling, administration and engineering expense related to assets held for sale in 2020 and acquisitions and divestiture costs in 2019.

(2)	Non-cash impairment charges of $684 related to fixed assets, net of approximately $293 attributable to our noncontrolling interests.

(3)	Lease termination costs no longer recorded as Restructuring charges in accordance with ASC 842.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2020.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: the impact, and expected continued impact, of the recent COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions as a result of IRS issuing guidance on the Tax Cuts and Jobs Act; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our dependence on our subsidiaries for cash to satisfy our obligations.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 on the global economy and major financial markets, there have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2019 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.    Risk Factors
The Company is supplementing the risk factors set out under “Item 1A. Risk Factors” in its Annual Report on Form 10-K the fiscal year ended December 31, 2019 with the additional risk factors set forth below. The risk factors below should be read in conjunction with the risk factors set out in the Company’s Form 10-K.
Our financial condition and results of operations have been, and are expected to continue to be, adversely affected by the recent COVID-19 outbreak.
We face risks related to public health issues, including epidemics and pandemics such as the global outbreak of COVID-19. To date, the COVID-19 outbreak, which has surfaced in nearly all regions around the world, and preventative measures taken to contain or mitigate the COVID-19 outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in the financial markets both in the United States and globally. Our China manufacturing facilities experienced an extended shutdown in January and February 2020. These facilities began to re-open and ramp production, consistent with governmental guidelines and customer schedules, in late February and early March 2020.
In March 2020, our automotive customers elected to shut down their manufacturing operations in regions around the world outside of China. As a result, we correspondingly shut down our automotive manufacturing operations in all regions other than China. As of April 29, 2020, only our 12 China automotive plants and three non-automotive plants (two in the United States and one in Germany) are operating. Although our automotive operations will generally not realize revenue while our facilities are shut down, we continue to incur significant operating and non-operating expenses associated with these facilities.
We expect to restart our manufacturing operations only when our automotive customers restart their operations and start issuing orders. While, based on the information received from our automotive customers, we are currently considering a scenario for a phased restart of our manufacturing plants, supply network and other dependent functions (in addition to what is already underway in China) in mid-to-late May 2020 with enhanced safety standards in place to protect workers, we do not know when our automotive customers will actually resume their manufacturing operations. Furthermore, any decisions on resumptions will need to be in compliance with local government requirements and made in cooperation with our customers, local unions and other stakeholders, and, accordingly, any projected timetable for resumption is subject to change. Fully ramping up our operations may take several months and will depend, in part, on whether our customers and suppliers have resumed normal operations. In addition, government regulations and safety and social distancing procedures that we implement may increase our operating costs, and we may not be able to pass along these increased costs to our customers.
Our business relies on a number of third parties, including suppliers and distribution and logistics providers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. These supply chain effects may have an adverse effect on our ability to restart our business and meet customer demand and may result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses. A continued significant disruption to our production schedule will have an adverse effect on our financial condition, liquidity and results of operations.
If a significant percentage of our workforce, or the workforces of our suppliers and other third-party partners, is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted. We also depend on senior management and other key personnel and consultants, and the illness of certain personnel or consultants could result in the loss of expertise and negatively affect our operations.
The economic slowdown attributable to COVID-19 has led to a global decrease in vehicle sales in markets around the world. Based on current weak consumer confidence, rising unemployment levels, risks to small businesses and overall economic uncertainty, it is likely that global demand for light vehicles will be significantly lower than both historical and previously projected levels for an extended period, even as the COVID-19 pandemic begins to abate. As described in more detail under the risk factor entitled “We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.” in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, a sustained decline in vehicle sales would adversely affect our business, results of operations and financial condition.

The COVID-19 pandemic has also caused significant disruptions to global financial markets. Such disruptions, together with the impact of COVID-19 on the automotive industry, may have a negative impact on our ability to access capital in the future on favorable terms or at all.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the pandemic in our key markets. Further, government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to our customers, suppliers or us, and if available, may nevertheless be insufficient to address the impacts of COVID-19. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
The COVID-19 pandemic may also exacerbate the other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic risk presents significant risks to our liquidity.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the effects of the COVID-19 pandemic on our customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. While we currently have no outstanding borrowings under our ABL facility, our ability to borrow against the ABL facility is limited to our borrowing base, which consists primarily of our U.S. and Canadian accounts receivable and inventory. Such working capital account balances are expected to decrease over the next few months as a result of the production shutdown, and thus our ability to borrow under our ABL facility will decrease significantly.
In addition, if the Company has availability for borrowing under its ABL facility less than the greater of (i) $15,000,000 and (ii) 10% of the Borrowing Base (as defined in the ABL facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00.  The Company currently would not be able to satisfy such covenant and does not expect to be able to for the foreseeable future due to the impact of the COVID-19 pandemic on its business.  Accordingly, the Company intends to manage any borrowings under its ABL facility to avoid triggering this maintenance covenant, which would further constrain its ability to utilize the ABL facility. As of March 31, 2020, the Company’s Borrowing Base was $173 million. Net of the 10% of the Borrowing Base that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $10 million of outstanding letters of credit, the Company effectively had $146 million available for borrowing under its ABL facility.
Furthermore, production shutdowns will result in working capital swings which are expected to result in increased outflows during 2020. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2020, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2020 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2020 through January 31, 2020	—	$—	—	$98.7
February 1, 2020 through February 29, 2020	19,086	25.19	—	98.7
March 1, 2020 through March 31, 2020	306	12.44	—	98.7
Total	19,392		—

(1)	Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
10.1*	Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.2*	Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award).

10.3*	Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award).

10.4*
Amendment No. 1, dated as of March 24, 2020, to the Third Amended and Restated Loan Agreement and Limited Waiver by and among CS Intermediate Holdco 1 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., certain subsidiaries of Cooper-Standard Automotive Inc., the lenders party thereto and Bank of America, N.A. as agent for such lenders.

10.5*	Cooper-Standard Automotive Inc. US Salary Deferral Program, dated April 20, 2020, with Program Term starting May 4, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 11, 2020	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)