Form 10-Q
period 2020-06-30
Cooper-Standard Holdings Inc.
filed 2020-08-05
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2020, there were 16,896,453 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2020

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$340,467	$764,698	$995,357	$1,642,693
Cost of products sold	400,838	666,828	1,012,585	1,429,318
Gross profit (loss)	(60,371)	97,870	(17,228)	213,375
Selling, administration & engineering expenses	68,271	74,170	138,942	161,144
Gain on sale of business	—	(189,910)	—	(189,910)
Amortization of intangibles	3,513	5,148	7,963	8,923
Restructuring charges	9,774	5,927	17,050	23,642
Impairment of assets held for sale	12,391	—	86,470	—
Other impairment charges	163	2,188	1,140	2,188
Operating (loss) profit	(154,483)	200,347	(268,793)	207,388
Interest expense, net of interest income	(12,771)	(11,575)	(23,008)	(23,507)
Equity in (losses) earnings of affiliates	(3,011)	1,891	(1,580)	4,249
Other expense, net	(4,701)	(1,781)	(8,141)	(2,577)
(Loss) income before income taxes	(174,966)	188,882	(301,522)	185,553
Income tax (benefit) expense	(38,982)	44,222	(53,099)	46,256
Net (loss) income	(135,984)	144,660	(248,423)	139,297
Net loss attributable to noncontrolling interests	1,765	545	3,616	493
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(134,219)	$145,205	$(244,807)	$139,790

(Loss) earnings per share:
Basic	$(7.93)	$8.39	$(14.49)	$8.02
Diluted	$(7.93)	$8.36	$(14.49)	$7.99
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(135,984)	$144,660	$(248,423)	$139,297
Other comprehensive income (loss):
Currency translation adjustment	6,789	(5,828)	(22,100)	(3,858)
Benefit plan liabilities adjustment, net of tax	(716)	(2,947)	1,966	(1,560)
Fair value change of derivatives, net of tax	6,238	828	(3,838)	2,081
Other comprehensive income (loss), net of tax	12,311	(7,947)	(23,972)	(3,337)
Comprehensive (loss) income	(123,673)	136,713	(272,395)	135,960
Comprehensive loss attributable to noncontrolling interests	1,675	1,172	4,033	749
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(121,998)	$137,885	$(268,362)	$136,709
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$388,035	$359,536
Accounts receivable, net	270,925	423,155
Tooling receivable, net	117,849	148,175
Inventories	144,909	143,439
Prepaid expenses	36,449	34,452
Income tax receivable and refundable credits	61,371	32,763
Other current assets	64,802	60,750
Assets held for sale	30,337	—
Total current assets	1,114,677	1,202,270
Property, plant and equipment, net	884,576	988,277
Operating lease right-of-use assets, net	110,091	83,376
Goodwill	142,000	142,187
Intangible assets, net	70,872	84,369
Other assets	166,381	135,103
Total assets	$2,488,597	$2,635,582

Liabilities and Equity
Current liabilities:
Debt payable within one year	$56,358	$61,449
Accounts payable	243,903	426,055
Payroll liabilities	108,276	88,486
Accrued liabilities	101,938	119,841
Current operating lease liabilities	20,913	24,094
Liabilities held for sale	41,093	—
Total current liabilities	572,481	719,925
Long-term debt	982,897	746,179
Pension benefits	135,509	140,010
Postretirement benefits other than pensions	44,098	48,313
Long-term operating lease liabilities	88,995	60,234
Other liabilities	58,426	44,939
Total liabilities	1,882,406	1,759,600
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,959,899 shares issued and 16,894,090 shares outstanding as of June 30, 2020, and 18,908,566 shares issued and 16,842,757 outstanding as of December 31, 2019	17	17
Additional paid-in capital	494,628	490,451
Retained earnings	373,068	619,448
Accumulated other comprehensive loss	(277,296)	(253,741)
Total Cooper-Standard Holdings Inc. equity	590,417	856,175
Noncontrolling interests	15,774	19,807
Total equity	606,191	875,982
Total liabilities and equity	$2,488,597	$2,635,582
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561
Share-based compensation, net	9,548	—	2,303	—	—	2,303	—	2,303
Net loss	—	—	—	(134,219)	—	(134,219)	(1,765)	(135,984)
Other comprehensive income	—	—	—	—	12,221	12,221	90	12,311
Balance as of June 30, 2020	16,894,090	$17	$494,628	$373,068	$(277,296)	$590,417	$15,774	$606,191

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$569,215	$(245,937)	$824,806	$26,669	$851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net (loss) income	—	—	—	(5,415)	—	(5,415)	52	(5,363)
Other comprehensive income	—	—	—	—	4,239	4,239	371	4,610
Balance as of March 31, 2019	17,521,900	$17	$499,458	$557,099	$(241,698)	$814,876	$29,204	$844,080
Repurchase of common stock	(626,305)	—	(20,486)	(9,514)	—	(30,000)	—	(30,000)
Share-based compensation, net	5,738	—	3,522	1	—	3,523	—	3,523
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Net income (loss)	—	—	—	145,205	—	145,205	(545)	144,660
Other comprehensive loss	—	—	—	—	(7,320)	(7,320)	(627)	(7,947)
Balance as of June 30, 2019	16,901,333	$17	$483,792	$692,791	$(249,018)	$927,582	$21,742	$949,324
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net (loss) income	$(248,423)	$139,297
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	72,260	65,550
Amortization of intangibles	7,963	8,923
Gain on sale of business	—	(189,910)
Impairment of assets held for sale	86,470	—
Other impairment charges	1,140	2,188
Share-based compensation expense	4,935	6,482
Equity in earnings of affiliates, net of dividends related to earnings	6,825	668
Deferred income taxes	(29,052)	18,803
Other	2,053	2,030
Changes in operating assets and liabilities	(30,405)	(62,997)
Net cash used in operating activities	(126,234)	(8,966)
Investing activities:
Capital expenditures	(62,874)	(95,496)
Acquisition of businesses, net of cash acquired	—	(452)
Proceeds from sale of business	—	243,362
Proceeds from sale of fixed assets and other	817	2,099
Net cash (used in) provided by investing activities	(62,057)	149,513
Financing activities:
Proceeds from issuance of long-term debt, net of discount	245,000	—
Principal payments on long-term debt	(3,081)	(2,067)
Decrease in short-term debt, net	(3,042)	(47,351)
Debt issuance costs	(4,904)	—
Purchase of noncontrolling interests	—	(4,797)
Repurchase of common stock	—	(36,550)
Taxes withheld and paid on employees' share-based payment awards	(516)	(2,733)
Other	(807)	2,277
Net cash provided by (used in) financing activities	232,650	(91,221)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,036)	(2,882)
Changes in cash, cash equivalents and restricted cash	40,323	46,444
Cash, cash equivalents and restricted cash reclassified to assets held for sale	(11,278)	—
Cash, cash equivalents and restricted cash at beginning of period	361,742	267,399
Cash, cash equivalents and restricted cash at end of period	$390,787	$313,843

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$388,035	$359,536
Restricted cash included in other current assets	16	12
Restricted cash included in other assets	2,736	2,194
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$390,787	$361,742
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2020 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
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
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Sales	$764,806	$(108)	$764,698	$1,644,844	$(2,151)	$1,642,693
Income tax expense	44,239	(17)	44,222	46,570	(314)	46,256
Net loss attributable to noncontrolling interests	545	—	545	702	(209)	493
Net income attributable to Cooper-Standard Holdings Inc.	145,296	(91)	145,205	141,836	(2,046)	139,790

Earnings per share:
Basic	$8.39	$—	$8.39	$8.14	$(0.12)	$8.02
Diluted	$8.36	$—	$8.36	$8.11	$(0.12)	$7.99
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Currency translation adjustment	$(6,113)	$285	$(5,828)	$(3,894)	$36	$(3,858)
Comprehensive loss attributable to noncontrolling interests	1,199	(27)	1,172	952	(203)	749
Comprehensive income attributable to Cooper-Standard Holdings Inc.	137,718	167	137,885	138,713	(2,004)	136,709

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The impact of these corrections on the balance as of June 30, 2019 in the Company’s condensed consolidated statements of changes in equity includes a decrease to total equity of $9,828, which consists of a decrease to retained earnings of $8,856, a decrease to accumulated other comprehensive loss of $193, and a decrease to noncontrolling interests of $1,165.
For the six months ended June 30, 2019, the impact of these corrections on the condensed consolidated statements of cash flows included a $1,837 decrease in net income, a $314 decrease in deferred income taxes, and a $2,151 increase in changes in operating assets and liabilities, resulting in no impact to net cash used in operating activities.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncement summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

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
In the fourth quarter of 2019, management approved a plan to sell its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations. The entities and the associated assets and liabilities met the criteria for presentation as held for sale as of March 31, 2020, and as such, the assets and liabilities associated with the transaction are separately classified as held for sale in the condensed consolidated balance sheet and depreciation of long-lived assets ceased. The planned divestiture did not meet the criteria for presentation as a discontinued operation.
The major classes of assets and liabilities held for sale were as follows:

June 30, 2020
Cash and cash equivalents	$11,162
Accounts receivable, net	17,154
Tooling receivable, net	4,770
Inventories	17,022
Prepaid expenses	2,728
Other current assets	14,054
Property, plant and equipment, net	39,913
Operating lease right-of-use assets, net	2,946
Intangible assets, net	4,992
Other assets	1,218
Impairment of carrying value	(85,622)
Total assets held for sale	$30,337

Accounts payable	$13,937
Payroll liabilities	7,646
Accrued liabilities	7,977
Current operating lease liabilities	918
Pension benefits	3,618
Postretirement benefits other than pensions	2,778
Long-term operating lease liabilities	2,286
Other liabilities	1,933
Total liabilities related to assets held for sale	$41,093

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Upon meeting the criteria for held for sale classification and during the three months ended March 31, 2020 , the Company recorded a non-cash impairment charge of $74,079 to reduce the carrying value of the held for sale entities to fair value less costs to sell. During the three months ended June 30, 2020, the Company recorded an additional non-cash charge of $12,391 to reflect the changes in the carrying value of the net assets to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less cost to sell must be assessed each reporting period that the asset group remains classified as held for sale. The difference between the impairment of the carrying value on the assets held for sale compared to the impairment recorded in the statements of operations is due to foreign currency translation offset by costs to sell incurred in the second quarter.
The impairment charge, which is subject to adjustments as the transaction is finalized, includes the non-cash cumulative foreign currency translation losses recorded in equity related to the held for sale entities.
Subsequent Event
Subsequent to the end of the Company's second quarter, on July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction includes payment denominated in Euro of €9,000, which consists of €6,500 in cash that was recorded as held for sale as of June 30, 2020, and €2,500 in deferred payment obligations, payable in December 2021.
Divestiture
During the first quarter of 2019 and in prior periods, the Company also operated an AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,500, subject to certain adjustments. Cash proceeds received in the second quarter of 2019 were $243,362 after adjusting for certain liabilities assumed by the purchaser. The Company recognized a gain on the divestiture of $189,910 during the three months ended June 30, 2019. Adjustments to the gain recorded in the second half of 2019 related primarily to working capital adjustments.

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
Revenue by customer group for the three months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$120,939	$70,753	$104,307	$3,881	$—	$299,880
Commercial	1,971	3,223	1,413	—	823	7,430
Other	3,427	4,829	6	—	24,895	33,157
Revenue	$126,337	$78,805	$105,726	$3,881	$25,718	$340,467
Revenue by customer group for the six months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$446,921	$241,534	$183,049	$24,320	$—	$895,824
Commercial	5,149	8,780	1,959	10	1,957	17,855
Other	9,068	13,733	62	22	58,793	81,678
Revenue	$461,138	$264,047	$185,070	$24,352	$60,750	$995,357
Revenue by customer group for the three months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$368,952	$189,154	$118,401	$25,028	$5	$701,540
Commercial	5,439	7,872	17	60	488	13,876
Other	4,730	8,003	77	36	36,436	49,282
Revenue	$379,121	$205,029	$118,495	$25,124	$36,929	$764,698
Revenue by customer group for the six months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$805,818	$414,605	$243,756	$48,220	$5	$1,512,404
Commercial	11,231	16,297	17	83	1,035	28,663
Other	9,790	16,527	174	58	75,077	101,626
Revenue	$826,839	$447,429	$243,947	$48,361	$76,117	$1,642,693
The passenger and light duty group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs and, until March 31, 2019, anti-vibrations systems. On April 1, 2019, the Company completed the divestiture of its AVS product line.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$48,952	$53,330	$69,517	$2,791	$—	$174,590
Fuel and brake delivery systems	42,272	11,298	25,366	826	—	79,762
Fluid transfer systems	35,113	9,557	10,843	264	—	55,777
Other	—	4,620	—	—	25,718	30,338
Consolidated	$126,337	$78,805	$105,726	$3,881	$25,718	$340,467
Revenue by product line for the six months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$173,508	$180,576	$118,541	$16,340	$—	$488,965
Fuel and brake delivery systems	147,206	39,860	45,184	6,573	—	238,823
Fluid transfer systems	140,424	31,502	21,345	1,439	—	194,710
Other	—	12,109	—	—	60,750	72,859
Consolidated	$461,138	$264,047	$185,070	$24,352	$60,750	$995,357

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the three months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$140,759	$143,988	$78,253	$19,017	$—	$382,017
Fuel and brake delivery systems	123,979	31,023	26,309	6,044	—	187,355
Fluid transfer systems	114,381	21,514	13,922	63	—	149,880
Anti-vibration systems	—	158	11	—	—	169
Other	2	8,346	—	—	36,929	45,277
Consolidated	$379,121	$205,029	$118,495	$25,124	$36,929	$764,698
Revenue by product line for the six months ended June 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$286,405	$299,379	$161,782	$36,846	$—	$784,412
Fuel and brake delivery systems	255,682	66,321	51,477	11,379	—	384,859
Fluid transfer systems	227,829	44,312	29,224	136	—	301,501
Anti-vibration systems	56,457	20,807	1,464	—	—	78,728
Other	466	16,610	—	—	76,117	93,193
Consolidated	$826,839	$447,429	$243,947	$48,361	$76,117	$1,642,693
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2020	December 31, 2019	Change
Contract assets	$2,609	$1,100	$1,509
Contract liabilities	(34)	(61)	27
Net contract assets	$2,575	$1,039	$1,536
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were current liabilities of $7,533 and $12,916, respectively, and long-term liabilities of $6,474 and $9,502, respectively.
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
Restructuring expense by segment for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$3,044	$786	$6,747	$5,994
Europe	3,106	3,952	5,299	10,055
Asia Pacific	2,579	1,061	2,712	3,574
South America	849	10	2,051	26
Total Automotive	9,578	5,809	16,809	19,649
Corporate and other	196	118	241	3,993
Total	$9,774	$5,927	$17,050	$23,642
Restructuring activity for the six months ended June 30, 2020 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2019	$22,990	$4,005	$26,995
Expense	10,781	6,269	17,050
Cash payments	(10,213)	(5,477)	(15,690)
Non-cash fixed asset impairments included in expense	—	(1,168)	(1,168)
Foreign exchange translation and other	(280)	80	(200)
Balance as of June 30, 2020	$23,278	$3,709	$26,987

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
6. Inventories
Inventories consist of the following:

	June 30, 2020	December 31, 2019
Finished goods	$41,187	$57,070
Work in process	34,931	33,753
Raw materials and supplies	68,791	52,616
	$144,909	$143,439
7. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$7,814	$7,985	$16,419	$16,665
Short-term lease expense	1,065	1,132	2,075	1,811
Variable lease expense	155	319	405	534
Finance lease expense:
Amortization of right-of-use assets	671	572	1,352	1,015
Interest on lease liabilities	400	452	785	907
Total lease expense	$10,105	$10,460	$21,036	$20,932

Other information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,794	$17,071
Operating cash flows for finance leases	810	759
Financing cash flows for finance leases	1,095	442
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	38,652	2,807
Finance leases	61	9,476

Weighted Average Remaining Lease Term (in years)
Operating leases	8.1	5.6
Finance leases	10.9	11.9

Weighted Average Discount Rate
Operating leases	5.3%	4.7%
Finance leases	6.0%	9.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2020	$14,345	$1,729
2021	24,272	3,562
2022	19,161	3,320
2023	15,566	3,066
2024	12,531	3,209
Thereafter	57,402	24,108
Total future minimum lease payments	143,277	38,994
Less imputed interest	(30,165)	(10,647)
Total	$113,112	$28,347
Amounts recognized on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Operating Leases
Assets held for sale	$2,946	$—
Operating lease right-of-use assets, net	110,091	83,376
Current operating lease liabilities	20,913	24,094
Liabilities held for sale	3,204	—
Long-term operating lease liabilities	88,995	60,234

Finance Leases
Debt payable within one year	2,256	2,343
Long-term debt	26,091	27,430
As of June 30, 2020 and December 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $31,245 and $32,571, respectively. As of June 30, 2020, the Company’s operating leases that had not yet commenced related entirely to operating leases within held for sale subsidiaries. See Note 3. “Assets Held for Sale and Divestiture.”
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019
Land and improvements	$57,452	$66,670
Buildings and improvements	291,373	310,797
Machinery and equipment	1,228,381	1,204,457
Construction in progress	87,228	161,951
	1,664,434	1,743,875
Accumulated depreciation	(779,858)	(755,598)
Property, plant and equipment, net	$884,576	$988,277
During the six months ended June 30, 2020, the Company recorded impairment charges of $1,140, which included a charge of $977 during the three months ended March 31, 2020 due to the deterioration of financial results in a certain Asia Pacific location. The fair value was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded an impairment charge of $163 due to idle assets in various locations during the three months ended June 30, 2020. The fair value was determined using salvage value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Based on the Company’s interim impairment assessment, the Company has determined there were no additional indicators of impairment identified during the six months ended June 30, 2020. The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for products and the impact on the Company’s business and overall financial performance. A lack of recovery or further deterioration in market conditions and production volumes, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods.
During the six months ended June 30, 2019, the Company recorded an impairment charge related to machinery and equipment in certain Asia Pacific locations of $2,188. The fair value was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2020 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2019	$142,187	$—	$142,187
Reorganization	(14,036)	14,036	—
Foreign exchange translation	(187)	—	(187)
Balance as of June 30, 2020	$127,964	$14,036	$142,000
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
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. Other than the reorganization event noted above, there were no other indicators of potential impairment during the six months ended June 30, 2020. The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for products and the impact on the Company’s business and overall financial performance. A lack of recovery or further deterioration in market conditions and production volumes, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods.
Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,431	$(118,957)	$35,474
Other	43,634	(8,236)	35,398
Balance as of June 30, 2020	$198,065	$(127,193)	$70,872

Customer relationships	$156,557	$(113,871)	$42,686
Other	49,556	(7,873)	41,683
Balance as of December 31, 2019	$206,113	$(121,744)	$84,369

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
10. Debt
A summary of outstanding debt as of June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020	December 31, 2019
Senior Notes	$395,471	$395,114
Senior Secured Notes	238,911	—
Term Loan	324,848	326,061
ABL Facility	—	—
Finance leases	28,347	29,773
Other borrowings	51,678	56,680
Total debt	1,039,255	807,628
Less current portion	(56,358)	(61,449)
Total long-term debt	$982,897	$746,179

5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2020 and December 31, 2019, the Company had $4,529 and $4,886 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
13.0% Senior Secured Notes due 2024
On May 29, 2020, Cooper Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”), pursuant to the Indenture, dated as of May 29, 2020 (the “Indenture”), by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933. Proceeds from the Senior Secured Notes were used to provide additional liquidity for the Company.
The Senior Secured Notes are guaranteed on a senior secured basis by CS Intermediate HoldCo 1 LLC and each of the Issuer’s present and future subsidiaries that are obligors or guarantee the Term Loan Facility and each of the Issuer’s wholly owned domestic subsidiaries that are obligors under, or guarantee, certain other indebtedness, subject to certain exceptions. The notes are also guaranteed on a senior unsecured basis by Cooper-Standard Latin America B.V.
The Issuer may redeem all or part of the Senior Secured Notes prior to maturity at the prices set forth in the Indenture. The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year, commencing on December 1, 2020.
The Indenture contains certain covenants that limit the Issuer’s and its subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; make restricted payments; sell assets; create or incur liens; and merge or consolidate with other entities. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for customary events of default for non-investment grade debt securities, which, if any occur, would permit or require the principal, interest and any other monetary obligations on all the then-outstanding Senior Secured Notes to be due and payable immediately.
The Company paid approximately $6,220 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of June 30, 2020, the Company had $6,145 of unamortized debt issuance costs and $4,944 of unamortized original issue discount related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
Term Loan Facility
In November 2016, the Company entered into Amendment No. 1 to its senior term loan facility (“Term Loan Facility”), which provides for loans in an aggregate principal amount of $340,000. On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. The Term Loan Facility matures on November 2, 2023, unless earlier terminated.
As of June 30, 2020 and December 31, 2019, the Company had $1,977 and $2,273 of unamortized debt issuance costs, respectively, and $1,274 and $1,466 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of June 30, 2020, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $52,026. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,264 of outstanding letters of credit, the Company effectively had $31,762 available for borrowing under its ABL facility .
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company had $1,284 and $657, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of June 30, 2020.
Other
Other borrowings as of June 30, 2020 and December 31, 2019 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019	Input
Forward foreign exchange contracts - other current assets	$51	$467	Level 2
Forward foreign exchange contracts - accrued liabilities	(4,588)	(42)	Level 2
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
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	June 30, 2020	December 31, 2019
Aggregate fair value	$789,632	$693,600
Aggregate carrying value (1)	978,100	729,800
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2020 and December 31, 2019, the notional amount of these contracts was $57,898 and $92,150, respectively, and consisted of hedges of transactions up to December 2020.
Interest rate swaps - The Company has historically used interest rate swap contracts to manage cash flow variability associated with its variable rate Term Loan Facility. The interest rate swap contract, which fixes the interest payments of variable rate debt instruments, is used to manage exposure to fluctuations in interest rates. As of June 30, 2020, there were no interest rate swap contracts outstanding.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Forward foreign exchange contracts	$3,372	$1,867	$(9,499)	$3,810
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Forward foreign exchange contracts	$(4,666)	$827	$(4,551)	$1,152

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indentures governing the Senior Notes and Senior Secured Notes. The European factoring facility, which was renewed in March 2020, allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
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

	June 30, 2020	December 31, 2019
Off-balance sheet arrangements	$43,658	$103,818
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accounts receivable factored	$50,685	$94,284	$227,193	$267,987
Costs	162	148	471	473
The Company continues to service sold receivables and acts as collection agent for the Factor. As of June 30, 2020 and December 31, 2019, cash collections on behalf of the Factor that have yet to be remitted were $12,474 and $21,485, respectively, and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.
13. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$965	$189	$943
Interest cost	2,033	759	2,952	1,063
Expected return on plan assets	(3,421)	(559)	(4,155)	(591)
Amortization of prior service cost and actuarial loss	485	790	781	593
Net periodic benefit (income) cost	$(690)	$1,955	$(233)	$2,008
	Pension Benefits
	Six Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$426	$1,954	$378	$2,054
Interest cost	4,066	1,541	5,904	2,123
Expected return on plan assets	(6,842)	(1,136)	(8,310)	(1,186)
Amortization of prior service cost and actuarial loss	970	1,584	1,562	1,209
Net periodic benefit (income) cost	$(1,380)	$3,943	$(466)	$4,200

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$93	$25	$91
Interest cost	170	168	202	179
Amortization of prior service credit and actuarial gain	(483)	104	(566)	93
Net periodic benefit (income) cost	$(287)	$365	$(339)	$363
	Other Postretirement Benefits
	Six Months Ended June 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$52	$189	$66	$208
Interest cost	340	341	461	382
Amortization of prior service credit and actuarial gain	(966)	211	(1,308)	131
Net periodic benefit (income) cost	$(574)	$741	$(781)	$721
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other expense, net in the condensed consolidated statements of operations for all periods presented.
14. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency losses	$(3,791)	$(1,172)	$(7,023)	$(1,456)
Components of net periodic benefit cost other than service cost	(46)	(551)	(109)	(968)
Factoring costs	(162)	(148)	(471)	(473)
Miscellaneous (expense) income	(702)	90	(538)	320
Other expense, net	$(4,701)	$(1,781)	$(8,141)	$(2,577)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Income tax (benefit) expense, income (loss) before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(38,982)	$44,222	$(53,099)	$46,256
(Loss) income before income taxes	(174,966)	188,882	(301,522)	185,553
Effective tax rate	22%	23%	18%	25%
The effective tax rate for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 varied from prior periods primarily due to the geographic mix of pre-tax losses driven by the impairment charge on held for sale entities and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, a discrete expense of $12,871 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the six months ended June 30, 2020. In accordance with recent legislation, one of the business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allows net operating losses (“NOL”) generated by the Company in tax years to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The Company has included a $14,344 benefit in the estimated annual effective tax rate for this CARES Act provision which was used to calculate the income tax benefit recorded in the three and six months ended June 30, 2020. The income tax rate for the three and six months ended June 30, 2020 and 2019 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(134,219)	$145,205	$(244,807)	$139,790

Basic weighted average shares of common stock outstanding	16,914,971	17,312,359	16,899,344	17,423,162
Dilutive effect of common stock equivalents	—	64,099	—	67,806
Diluted weighted average shares of common stock outstanding	16,914,971	17,376,458	16,899,344	17,490,968

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(7.93)	$8.39	$(14.49)	$8.02

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(7.93)	$8.36	$(14.49)	$7.99

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Foreign currency translation adjustment
Balance at beginning of period	$(182,315)		$(139,505)		$(153,933)		$(141,104)
Other comprehensive income (loss) before reclassifications	6,699	(1)	(9,025)	(1)	(21,683)	(1)	(7,426)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		3,824		—		3,824
Balance at end of period	$(175,616)		$(144,706)		$(175,616)		$(144,706)
Benefit plan liabilities
Balance at beginning of period	$(97,478)		$(102,988)		$(100,160)		$(104,375)
Other comprehensive income (loss) before reclassifications	(1,405)	(2)	(3,225)	(2)	619	(2)	(2,348)	(2)
Amounts reclassified from accumulated other comprehensive loss	689	(3)	278	(4)	1,347	(5)	788	(6)
Balance at end of period	$(98,194)		$(105,935)		$(98,194)		$(105,935)
Fair value change of derivatives
Balance at beginning of period	$(9,724)		$795		$352		$(458)
Other comprehensive income (loss) before reclassifications	2,828	(7)	1,438	(7)	(7,156)	(7)	2,928	(7)
Amounts reclassified from accumulated other comprehensive loss	3,410	(8)	(610)	(8)	3,318	(8)	(847)	(8)
Balance at end of period	$(3,486)		$1,623		$(3,486)		$1,623
Accumulated other comprehensive loss, ending balance	$(277,296)		$(249,018)		$(277,296)		$(249,018)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $3,485 and $(848) for the three months ended June 30, 2020 and 2019, respectively, and $(19,218) and $1,966 for the six months ended June 30, 2020 and 2019, respectively.
(2)Net of tax (benefit) expense of $(47) and $(918) for the three months ended June 30, 2020 and 2019, respectively, and $290 and $(907) for the six months ended June 30, 2020 and 2019, respectively. Includes other comprehensive loss of $3,224 for each of the three and six months ended June 30, 2019 related to benefit plan liability remeasurement due to the divestiture of the Company’s AVS product line. See Note 3. “Assets Held for Sale and Divestiture.”
(3)Includes the effect of the amortization of actuarial losses of $915 and amortization of prior service cost of $21, net of tax of $247. See Note 13. “Pension and Postretirement Benefits Other Than Pensions.”
(4)Includes the effect of the amortization of actuarial losses of $970, offset by the amortization of prior service credits of $34, net settlement gain of $65 and curtailment gain of $204, net of tax of $389. The settlement and curtailment relate to the divestiture of the Company’s AVS product line. See Note 3. “Assets Held for Sale and Divestiture.”
(5)Includes the effect of the amortization of actuarial losses of $1,787 and amortization of prior service cost of $42, net of tax of $482. See Note 13. “Pension and Postretirement Benefits Other Than Pensions.”
(6)Includes the effect of the amortization of actuarial losses of $1,743, offset by the amortization of prior service credits of $113, net settlement gain of $65 and curtailment gain of $204, net of tax of $573. The settlement and curtailment relate to the divestiture of the Company’s AVS product line. See Note 3. “Assets Held for Sale and Divestiture.”
(7)Net of tax expense (benefit) of $544 and $429 for the three months ended June 30, 2020 and 2019, respectively, and $(2,343) and $882 for the six months ended June 30, 2020 and 2019, respectively. See Note 11. “Fair Value Measurements and Financial Instruments.”
(8)Net of tax (benefit) expense of $(1,256) and $217 for the three months ended June 30, 2020 and 2019, respectively, and $(1,233) and $305 for the six months ended June 30, 2020 and 2019, respectively. See Note 11. “Fair Value Measurements and Financial Instruments.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
18. Common Stock
Share Repurchase Program
        In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2020, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases during the six months ended June 30, 2020.
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
Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PUs	$145	$241	$219	$890
RSUs	1,767	2,287	3,410	4,009
Stock options	649	768	1,306	1,583
Total	$2,561	$3,296	$4,935	$6,482

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
20. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales(1)	$2,355	$8,099	$8,430	$15,533
Purchases(2)	22	399	178	724
Dividends received(3)	—	—	5,245	4,917
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO as of June 30, 2020 and December 31, 2019 were $2,513 and $4,297, respectively.
21. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2020 and December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $7,607 and $6,104, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
22. Segment Reporting
The Company’s organizational structure changed on January 1, 2020, creating a global automotive business (“Automotive”) and Advanced Technology Group (“ATG”). The Company’s business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. The Corporate, eliminations and other External Sales and Intersegment Sales amounts previously reported for the three and six months ended June 30, 2019 have been reclassified from North America and Europe from the table below. The adjusted EBITDA amounts previously reported for the three and six months ended June 30, 2019 and Segment Asset amounts previously reported as of December 31, 2019 have been reclassified from North America, Europe, Asia Pacific and South America from the tables below.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2020			2019
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$126,337	$2,128	$(42,874)	$379,121	$4,359	$53,883
Europe	78,805	1,224	(41,403)	205,029	3,122	5,996
Asia Pacific	105,726	213	(2,172)	118,495	877	(1,826)
South America	3,881	—	(4,351)	25,124	48	(1,106)
Total Automotive	314,749	3,565	(90,800)	727,769	8,406	56,947
Corporate, eliminations and other	25,718	(3,565)	(2,952)	36,929	(8,406)	1,024
Consolidated	$340,467	$—	$(93,752)	$764,698	$—	$57,971

	Six Months Ended June 30,
	2020			2019
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$461,138	$6,596	$(5,855)	$826,839	$9,066	$113,034
Europe	264,047	4,315	(46,026)	447,429	6,207	15,271
Asia Pacific	185,070	670	(19,229)	243,947	1,618	(2,233)
South America	24,352	68	(8,928)	48,361	53	(2,139)
Total Automotive	934,607	11,649	(80,038)	1,566,576	16,944	123,933
Corporate, eliminations and other	60,750	(11,649)	(5,435)	76,117	(16,944)	(1,828)
Consolidated	$995,357	$—	$(85,473)	$1,642,693	$—	$122,105

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$(93,752)	$57,971	$(85,473)	$122,105
Gain on sale of business	—	189,910	—	189,910
Impairment of assets held for sale	(12,391)	—	(86,470)	—
Restructuring charges	(9,774)	(5,927)	(17,050)	(23,642)
Project costs	(1,809)	(405)	(4,234)	(1,668)
Other impairment charges	(163)	(2,188)	(847)	(2,188)
Lease termination costs	(81)	(491)	(601)	(491)
EBITDA	$(117,970)	$238,870	$(194,675)	$284,026
Income tax benefit (expense)	38,982	(44,222)	53,099	(46,256)
Interest expense, net of interest income	(12,771)	(11,575)	(23,008)	(23,507)
Depreciation and amortization	(42,460)	(37,868)	(80,223)	(74,473)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(134,219)	$145,205	$(244,807)	$139,790

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	June 30, 2020	December 31, 2019
Segment assets:
North America	$908,339	$1,040,650
Europe	431,781	553,977
Asia Pacific	521,830	614,952
South America	53,341	65,438
Total Automotive	1,915,291	2,275,017
Corporate, eliminations and other	573,306	360,565
Consolidated	$2,488,597	$2,635,582

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
During the first quarter of 2019 and in prior periods, we also operated an anti-vibration systems (“AVS”) business. On April 1, 2019, we completed the divestiture of the AVS business.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The COVID-19 pandemic created an unusually high degree of economic disruption during the first half of 2020 and is continuing to drive uncertainty for the economic outlook and the automotive industry around the world. Economists at the International Monetary Fund (IMF) are now expecting the global economy to contract by approximately 5.0% in 2020.
Economic conditions and consumer confidence in North America have been negatively impacted by concerns over the COVID-19 pandemic and government-imposed shutdowns to contain the spread of the disease. The United States government has taken historic measures to provide fiscal stimulus to the economy in an effort to sustain businesses, limit job losses and preempt deeper declines in consumer confidence. Despite these efforts, IMF economists now expect economic contraction of approximately 8.0% for the North America region in 2020.
While most states have begun to re-open their economies, continued rolling outbreaks of COVID-19 cases and uncertainty related to the presidential election in the United States will likely weigh on consumer confidence in North America well into the fourth quarter of 2020 and possibly into 2021.
In the European region, the IMF is projecting economic contraction of approximately 10.2% for 2020. Current and potential future impacts of the COVID-19 pandemic will continue to weigh on the economies of the region. Due to the pandemic, certain European governments mandated closures of broad segments of the economy in the first half of the year. Re-opening of the economies has begun at varying times and rates across the region. Most automotive manufacturers resumed production by mid-May to early June. As part of a broad economic recovery program, the European Union is considering various incentives to stimulate automotive demand in the region. Even as businesses in the region return to work, geopolitical concerns and the implementation of new environmental regulations in the automotive industry will likely continue to impact economic growth.
In the Asia Pacific region, the IMF expects China’s economic growth rate to slow to just 1.0% in 2020, following two months of aggressive COVID-19 containment measures during the first quarter. While the containment measures have been lifted and many industries are once again approaching normalized production levels, significant challenges remain for the Chinese economy. Consumer confidence is likely to remain suppressed for a period of time, dampening both investment and consumption. In addition, potential new policies by the United States and other developed countries that would encourage the repatriation of production of certain strategically sensitive products in the wake of the COVID-19 pandemic could reduce export demand and further pressure employment levels within China.
In South America, the IMF estimates that the Brazilian economy will contract by approximately 9.1% in 2020 as compared to 2019. Unemployment is projected to exceed 15.0%. In response to the COVID-19 pandemic, the Brazilian government has approved an aggressive fiscal spending package to stimulate economic activity. While seen as urgently necessary, this spending will add to the country’s already high national debt level and could lead to lower consumer confidence and foreign investment in the region going forward. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.
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
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. Beginning in the first quarter of 2020, as a result of COVID-19, we experienced the shutdown of effectively all of our facilities in Asia Pacific coinciding with the shutdown of our customer facilities in that region. Facility shutdowns then occurred in March 2020 for a majority of our facilities in North America, Europe and South America.
Production resumed in Asia Pacific by the end of the first quarter of 2020, albeit at a lower capacity and has steadily increased in production capacity throughout the second quarter. For our North America and Europe facilities, production resumed in May 2020 at a lower capacity and has increased through the remainder of the second quarter. Finally, for our South America facilities, production resumed in the second quarter, but has remained at a lower capacity. We are collaborating closely with our customers as production volume continues to increase, while also adhering to enhanced safety standards and measures to protect our employees.
Light vehicle production in certain regions for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2020(1)	2019(1)	% Change	2020(1)	2019(1)	% Change
North America	1.3	4.2	(69.1)%	5.1	8.5	(39.9)%
Europe	2.1	5.6	(62.3)%	6.8	11.3	(39.7)%
Asia Pacific	8.4	10.9	(22.8)%	16.7	22.6	(26.3)%
Greater China	6.0	5.5	9.1%	9.3	11.5	(19.6)%
South America	0.2	0.9	(82.0)%	0.8	1.7	(51.0)%
(1)Production data based on IHS Automotive, July 2020.
Total vehicle production has decreased substantially across the globe. The COVID-19 pandemic has emerged as the biggest risk factor facing the automotive industry. Plant shutdowns have greatly slowed production and have been accompanied by decreased demand for vehicles, as new vehicle sales are highly dependent on strong consumer confidence and low unemployment. While the outlook for the second half of the year remains uncertain, there are signs that the global economy is beginning to rebound from the impacts of the pandemic. Lower unemployment rates, improving consumer confidence and lower than normal light vehicle inventory levels could all have a positive impact on light vehicle production going forward.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(dollar amounts in thousands)
Sales	$340,467	$764,698	$(424,231)	$995,357	$1,642,693	$(647,336)
Cost of products sold	400,838	666,828	(265,990)	1,012,585	1,429,318	(416,733)
Gross profit (loss)	(60,371)	97,870	(158,241)	(17,228)	213,375	(230,603)
Selling, administration & engineering expenses	68,271	74,170	(5,899)	138,942	161,144	(22,202)
Gain on sale of business	—	(189,910)	189,910	—	(189,910)	189,910
Amortization of intangibles	3,513	5,148	(1,635)	7,963	8,923	(960)
Restructuring charges	9,774	5,927	3,847	17,050	23,642	(6,592)
Impairment of assets held for sale	12,391	—	12,391	86,470	—	86,470
Other impairment charges	163	2,188	(2,025)	1,140	2,188	(1,048)
Operating (loss) profit	(154,483)	200,347	(354,830)	(268,793)	207,388	(476,181)
Interest expense, net of interest income	(12,771)	(11,575)	(1,196)	(23,008)	(23,507)	499
Equity in (losses) earnings of affiliates	(3,011)	1,891	(4,902)	(1,580)	4,249	(5,829)
Other expense, net	(4,701)	(1,781)	(2,920)	(8,141)	(2,577)	(5,564)
(Loss) income before income taxes	(174,966)	188,882	(363,848)	(301,522)	185,553	(487,075)
Income tax (benefit) expense	(38,982)	44,222	(83,204)	(53,099)	46,256	(99,355)
Net (loss) income	(135,984)	144,660	(280,644)	(248,423)	139,297	(387,720)
Net loss attributable to noncontrolling interests	1,765	545	1,220	3,616	493	3,123
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(134,219)	$145,205	$(279,424)	$(244,807)	$139,790	$(384,597)

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Sales
Sales for the three months ended June 30, 2020 decreased 55.5%, compared to the three months ended June 30, 2019. The decline was almost entirely driven by the decrease in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic.

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Divestiture
	(dollar amounts in thousands)
Total sales	$340,467	$764,698	$(424,231)	$(416,550)	$(6,697)	$(984)
* Net of customer price reductions

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$400,838	$666,828	$(265,990)	$(242,555)	$(7,739)	$(15,696)
Gross profit (loss)	(60,371)	97,870	(158,241)	(173,995)	1,042	14,712
Gross profit percentage of sales	(17.7)%	12.8%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 39% and 50% of total cost of products sold for the three months ended June 30, 2020 and 2019, respectively. The change in the cost of products sold was driven by government imposed global shutdowns related to the COVID-19 pandemic, commodity price fluctuations, foreign exchange, and wage inflation.
Gross profit (loss) for the three months ended June 30, 2020 decreased $158.2 million or 161.7% compared to the three months ended June 30, 2019. The decrease was driven by the decline in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, customer price reductions, and wage inflation. These items were partially offset by net favorable operational performance, restructuring savings, material cost reductions and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended June 30, 2020 was 20.1% of sales compared to 9.7% for the three months ended June 30, 2019. The increase in rate was driven by the significant decline in total sales. Selling, administration and engineering expenses were lower by $5.9 million. The decrease in amount was primarily due to savings generated from salaried employee initiatives resulting in lower compensation-related expenses and lower travel expenses, partially offset by general inflation.
Gain on Sale of Business. Gain on sale of business of $189.9 million for the three months ended June 30, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019.
Restructuring. Restructuring charges for the three months ended June 30, 2020 increased $3.8 million compared to the three months ended June 30, 2019. The increase was driven by higher restructuring charges in North America, Asia Pacific and South America, primarily related to plant closures and other footprint rationalization initiatives.
Impairment Charges. Non-cash impairment charges for the three months ended June 30, 2020 increased $10.4 million compared to the three months ended June 30, 2019, primarily related to reducing the carrying value of the held for sale facilities to fair value less costs to sell. Fair value was determined using a market approach, estimated based on expected proceeds.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2020 increased $1.2 million compared to the three months ended June 30, 2019, primarily due to higher outstanding debt balances.
Other Expense, Net. Other expense for the three months ended June 30, 2020 increased $2.9 million compared to the three months ended June 30, 2019, primarily due to higher foreign currency losses.
Income Tax (Benefit) Expense. Income tax benefit for the three months ended June 30, 2020 was $39.0 million on a loss before income taxes of $175.0 million. This compares to an income tax expense of $44.2 million on earnings before income taxes of $188.9 million for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 differed primarily due to the geographic mix of pre-tax losses driven by the impairment charge on held for sale entities, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions, as well as benefits recorded as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss (“NOL”) carry back provision that allows NOLs generated in tax years to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Sales
Sales for the six months ended June 30, 2020 decreased 39.4%, compared to the six months ended June 30, 2019. The decline was mainly driven by the decrease in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, customer price reductions and foreign exchange.

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Total sales	$995,357	$1,642,693	$(647,336)	$(548,369)	$(20,237)	$(78,730)
* Net of customer price reductions
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,012,585	$1,429,318	$(416,733)	$(310,231)	$(18,794)	$(87,708)
Gross profit (loss)	(17,228)	213,375	(230,603)	(238,138)	(1,443)	8,978
Gross profit percentage of sales	(1.7)%	13.0%
* Net of customer price reductions
** Includes the net impact of acquisitions and divestiture
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 44% of total cost of products sold for the six months ended June 30, 2020 and 51% of total cost of products sold for six months ended June 30, 2019. The change in the cost of products sold was driven by government imposed global shutdowns related to the COVID-19 pandemic, the sale of our AVS product line, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, foreign exchanges, and wage inflation.
Gross profit (loss) for the six months ended June 30, 2020 decreased 108.1% compared to the six months ended June 30, 2019. The decrease was driven by the decline in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, customer price reductions, commodity price inflation, foreign exchange pressures, and wage inflation. These items were partially offset by net favorable operational performance, restructuring savings, and material cost reductions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the six months ended June 30, 2020 was 14.0% of sales compared to 9.8% for the six months ended June 30, 2019. This increase in rate was primarily due to the significant decline in total sales. The decrease in amount was primarily due to savings generated from salaried employee initiatives resulting in lower compensation-related expenses, the sale of our AVS product line and lower travel expenses, partially offset by general inflation.
Gain on Sale of Business. Gain on sale of business of $189.9 million for the six months ended June 30, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments. We completed the sale to Continental AG on April 1, 2019.
Restructuring. Restructuring charges for the six months ended June 30, 2020 decreased $6.6 million compared to the six months ended June 30, 2019. The decrease was a result of lower restructuring charges in Europe, Asia Pacific and Corporate and other, as the first quarter of 2019 included certain salaried employee initiatives and footprint rationalization initiatives.
Impairment Charges. Non-cash impairment charges for the six months ended June 30, 2020 increased $85.4 million compared to the six months ended June 30, 2019. The increase primarily related to reducing the carrying value of the held for sale facilities to fair value less costs to sell. Fair value was determined using a market approach, estimated based on expected proceeds.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2020 decreased $0.5 million compared to the six months ended June 30, 2019, due to interest expense related to the ABL Facility in the first quarter of 2019.
Other Expense, Net. Other expense for the six months ended June 30, 2020 increased $5.6 million compared to the six months ended June 30, 2019, primarily due to higher foreign currency losses.
Income Tax (Benefit) Expense. Income tax benefit for the six months ended June 30, 2020 was $53.1 million on a loss before income taxes of $301.5 million. This compares to income tax expense of $46.3 million on earnings before income taxes of $185.6 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 differed primarily due to the geographic mix of pre-tax losses driven by the impairment charge on held for sale entities, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions, as well as benefits recorded as a result of the CARES Act net operating loss carry back provision. Additionally, a discrete expense of $12.9 million for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the six months ended June 30, 2020.
Segment Results of Operations
Our business is now organized into the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. The Company uses Segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019
Sales

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Divestiture
	(dollar amounts in thousands)
Sales to external customers
North America	$126,337	$379,121	$(252,784)	$(252,689)	$(95)	$—
Europe	78,805	205,029	(126,224)	(124,304)	(947)	(973)
Asia Pacific	105,726	118,495	(12,769)	(8,555)	(4,203)	(11)
South America	3,881	25,124	(21,243)	(19,954)	(1,289)	—
Total Automotive	314,749	727,769	(413,020)	(405,502)	(6,534)	(984)
Corporate, eliminations and other	25,718	36,929	(11,211)	(11,048)	(163)	—
Consolidated	$340,467	$764,698	$(424,231)	$(416,550)	$(6,697)	$(984)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, almost entirely is driven by the decline in vehicle production volume as a result of government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange primarily relates to the Chinese Renminbi, Brazilian Real, and Euro.

Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestiture
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$(42,874)	$53,883	$(96,757)	$(106,401)	$(515)	$10,152	$7
Europe	(41,403)	5,996	(47,399)	(50,698)	(602)	3,700	201
Asia Pacific	(2,172)	(1,826)	(346)	(6,708)	922	5,679	(239)
South America	(4,351)	(1,106)	(3,245)	(5,665)	(1,171)	3,591	—
Total Automotive	(90,800)	56,947	(147,747)	(169,472)	(1,366)	23,122	(31)
Corporate, eliminations and other	(2,952)	1,024	(3,976)	(4,523)	(645)	1,192	—
Consolidated adjusted EBITDA	$(93,752)	$57,971	$(151,723)	$(173,995)	$(2,011)	$24,314	$(31)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, almost entirely is driven by the decline in vehicle production volume as a result of government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange is driven by the Euro, Mexican Peso, Canadian Dollar, Chinese Renminbi, Brazilian Real, Polish Zloty, and Czech Koruna.
•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses, purchasing savings through lean initiatives, restructuring savings;
◦Wage increases;
◦Net manufacturing efficiencies of $21 million, weakened by the impact of COVID-19, primarily driven by our European, North America and Asia Pacific segments.
Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
Sales

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Sales to external customers
North America	$461,138	$826,839	$(365,701)	$(309,980)	$(890)	$(54,831)
Europe	264,047	447,429	(183,382)	(154,184)	(6,763)	(22,435)
Asia Pacific	185,070	243,947	(58,877)	(50,224)	(7,189)	(1,464)
South America	24,352	48,361	(24,009)	(19,124)	(4,885)	—
Total Automotive	934,607	1,566,576	(631,969)	(533,512)	(19,727)	(78,730)
Corporate, eliminations and other	60,750	76,117	(15,367)	(14,857)	(510)	—
Consolidated	$995,357	$1,642,693	$(647,336)	$(548,369)	$(20,237)	$(78,730)
* Net of customer price reductions
•Volume and mix, net of customer price reductions includes the impact of the decline in vehicle production volume as driven by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange primarily relates to the Chinese Renminbi, Euro and Brazilian Real.

Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases) / Decreases	Acquisitions / Divestiture, Net
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$(5,855)	$113,034	$(118,889)	$(133,228)	$(388)	$18,480	$(3,753)
Europe	(46,026)	15,271	(61,297)	(68,218)	1,010	8,466	(2,555)
Asia Pacific	(19,229)	(2,233)	(16,996)	(24,056)	(587)	8,237	(590)
South America	(8,928)	(2,139)	(6,789)	(6,146)	(4,684)	4,041	—
Total Automotive	(80,038)	123,933	(203,971)	(231,648)	(4,649)	39,224	(6,898)
Corporate, eliminations and other	(5,435)	(1,828)	(3,607)	(6,490)	(1,697)	4,580	—
Consolidated adjusted EBITDA	$(85,473)	$122,105	$(207,578)	$(238,138)	$(6,346)	$43,804	$(6,898)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, includes the impact of the decline in vehicle production volume as driven by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange is driven by the Euro, Mexican Peso, Canadian Dollar, Chinese Renminbi, Brazilian Real, Euro, Polish Zloty, and Czech Koruna.
•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses, purchasing savings through lean initiatives, restructuring savings;
◦Commodity cost fluctuations and wage increases;
◦Net manufacturing efficiencies of $35 million, weakened by the impact of COVID-19, primarily driven by our European, North America and Asia Pacific segments.
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
Taking into account the ramp up of production thus far, our current expectations and projections for increasing OEM customer production plans and due to the aggressive actions we have taken to preserve cash and enhance liquidity, including significantly decreasing our capital expenditures, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the impact of COVID-19, and other factors.

Cash Flows
Operating Activities. Net cash used in operations was $126.2 million for the six months ended June 30, 2020, compared to net cash used in operations of $9.0 million for the six months ended June 30, 2019. The net outflow was primarily due to decreased cash earnings, partially offset by working capital improvements.
Investing Activities. Net cash used in investing activities was $62.1 million for the six months ended June 30, 2020, compared to net cash provided by investing activities of $149.5 million for the six months ended June 30, 2019. Significant decreases in capital expenditures occurred in the second quarter of 2020, in order to preserve liquidity in response to the COVID-19 pandemic. Additionally, lower capital expenditures are expected in the second half of 2020. Cash provided by investing activities in 2019 consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending.
Financing Activities. Net cash provided by financing activities totaled $232.7 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $91.2 million for the six months ended June 30, 2019. The inflow was primarily due to proceeds from issuance of our Senior Secured Notes during the six months ended June 30, 2020. There were no share repurchases during the six months ended June 30, 2020. Cash used for share repurchases was $36.6 million for the six months ended June 30, 2019.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of June 30, 2020, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We currently have no plans to repurchase shares in the foreseeable future.
We did not make any repurchases during the six months ended June 30, 2020.
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
In addition to the repurchase under the ASR agreement, during the six months ended June 30, 2019, we repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5.9 million.
Non-GAAP Financial Measures
In evaluating our business, management considers EBITDA and Adjusted EBITDA to be key indicators of our operating performance. Our management also uses EBITDA and Adjusted EBITDA:
•because similar measures are utilized in the calculation of the financial covenants and ratios contained in our financing arrangements;
•in developing our internal budgets and forecasts;
•as a significant factor in evaluating our management for compensation purposes;
•in evaluating potential acquisitions;
•in comparing our current operating results with corresponding historical periods and with the operational performance of other companies in our industry; and
•in presentations to the members of our board of directors to enable our board of directors to have the same measurement basis of operating performance as is used by management in their assessments of performance and in forecasting and budgeting for our company.
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
EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA as a supplement to, and not as alternatives for, net income (loss), operating income, or any other performance measure derived in accordance with U.S. GAAP, nor as an alternative to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. These limitations include:

•they do not reflect our cash expenditures or future requirements for capital expenditure or contractual commitments;
•they do not reflect changes in, or cash requirements for, our working capital needs;
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, Term Loan Facility, Senior Notes and Senior Secured Notes;
•they do not reflect certain tax payments that may represent a reduction in cash available to us;
•although depreciation and amortization are non-cash charges, the assets being depreciated or amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and
•other companies, including companies in our industry, may calculate these measures differently and, as the number of differences in the way companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(134,219)	$145,205	$(244,807)	$139,790
Income tax (benefit) expense	(38,982)	44,222	(53,099)	46,256
Interest expense, net of interest income	12,771	11,575	23,008	23,507
Depreciation and amortization	42,460	37,868	80,223	74,473
EBITDA	$(117,970)	$238,870	$(194,675)	$284,026
Impairment of assets held for sale	12,391	—	86,470	—
Restructuring charges	9,774	5,927	17,050	23,642
Project costs (1)	1,809	405	4,234	1,668
Other impairment charges (2)	163	2,188	847	2,188
Lease termination costs (3)	81	491	601	491
Gain on sale of business (4)	—	(189,910)	—	(189,910)
Adjusted EBITDA	$(93,752)	$57,971	$(85,473)	$122,105
(1)Project costs recorded in selling, administration and engineering expense related to assets held for sale in 2020 and acquisitions and divestiture costs in 2019.
(2)Non-cash impairment charges of $847 related to fixed assets, net of approximately $293 attributable to our noncontrolling interests for the six months ended June 30, 2020.
(3)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(4)Gain on sale of AVS product line.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2020.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Except for the broad effects of COVID-19 on the global economy and major financial markets, which has and could continue to cause interest rates, currency exchange rates and commodity prices to fluctuate, there have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2019 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
The Company is supplementing the risk factors set out under “Part I. Item 1A. Risk Factors” in its 2019 Annual Report, as updated by the risk factors set out under “Part II. Item 1A. Risk Factors” in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (the “First Quarter Form 10-Q”), with the risk factors set forth below. The risk factors below should be read in conjunction with the factors set out in the 2019 Annual Report and the First Quarter Form 10-Q.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
For discussion of our debt and financing arrangements, including our Term Loan Facility, ABL Facility, Senior Notes and Senior Secured Notes, see “Liquidity and Capital Resources – Short and Long-Term Liquidity Considerations and Risks” in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10. “Debt” to the unaudited condensed consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Report.
Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings is at variable rates of interest;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which would reduce the availability of cash to fund working capital, capital expenditures or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a disadvantage compared to competitors that may have proportionately less debt;
•limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
•increase our cost of borrowing.
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing the Term Loan Facility and the ABL Facility and the indentures governing the Senior Notes and the Senior Secured Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. An inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Term Loan Facility, the ABL Facility, the Senior Notes or the Senior Secured Notes.
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
•incur liens on assets;
•make certain investments or other restricted payments;
•allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;
•engage in transactions with affiliates;
•alter the business that we conduct; and
•sell certain assets or merge or consolidate with or into other companies.
Moreover, our ABL Facility provides the agent considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us.
The indentures governing the Senior Notes and the Senior Secured Notes also impose restrictions and limit our ability, among other things, to:
•incur or guarantee additional indebtedness or issue certain preferred stock;
•create or incur liens;
•make certain restricted payments;
•sell certain assets or merge or consolidate with or into other companies; and
•enter into certain sale-leaseback transactions.
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants in such agreements. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our financial condition, results of operations and cash flows could be adversely affected.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon occurrence of an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could exercise remedies against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, financial condition and results of operation.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the credit agreements governing the ABL Facility and the Term Loan Facility and the indentures governing the Senior Notes and the Senior Secured Notes limit the use of the proceeds from any disposition of our assets. As a result, the credit agreements governing the ABL Facility and the Term Loan Facility and the indentures governing the Senior Notes and the Senior Secured Notes may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
The borrowings under the ABL Facility and the Term Loan Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2020, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2020 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2020 through April 30, 2020	—	$—	—	$98.7
May 1, 2020 through May 31, 2020	—	—	—	98.7
June 1, 2020 through June 30, 2020	239	17.74	—	98.7
Total	239		—
(1)Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of May 29, 2020, by and among Cooper-Standard Automotive Inc., the Guarantors part thereto and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to
Exhibit 4.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed June 1, 2020 (File No.
001-36127)).

10.1*
Amendment No. 2, dated as of May 18, 2020, to the Third Amended and Restated Loan Agreement by and among Cooper-Standard Automotive Inc., as loan party agent, and Bank of America, N.A. as agent for such lenders.

10.2*	Cooper-Standard Automotive Inc. US Salary Deferral Program, as amended on May 14, 2020.

10.3*	Cooper Standard European Salary Deferral Program, with program term beginning May 1, 2020.

10.4*	Supplementary Agreement to the Employment Contract of Juan Fernando de Miguel Posada, dated May 14, 2020, about the Cooper Standard European Salary Deferral Program.

10.5*	Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2020.

10.6*	Amendment to Separation Agreement between Song Min Lee, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated as of June 2, 2020.

10.7*	Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011, amended and restated as of June 17, 2020.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 5, 2020	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)