Form 10-Q
period 2020-09-30
Cooper-Standard Holdings Inc.
filed 2020-11-06
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 16,896,726 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2020

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$683,200	$739,518	$1,678,557	$2,382,211
Cost of products sold	598,714	659,313	1,611,299	2,088,631
Gross profit	84,486	80,205	67,258	293,580
Selling, administration & engineering expenses	60,059	63,020	199,001	224,164
Gain on sale of business, net	(2,314)	1,730	(2,314)	(188,180)
Amortization of intangibles	1,669	4,250	9,632	13,173
Restructuring charges	6,186	5,572	23,236	29,214
Impairment of assets held for sale	—	—	86,470	—
Other impairment charges	100	1,958	1,240	4,146
Operating profit (loss)	18,786	3,675	(250,007)	211,063
Interest expense, net of interest income	(17,985)	(10,351)	(40,993)	(33,858)
Equity in earnings (losses) of affiliates	738	1,515	(842)	5,764
Other income (expense), net	2,784	(514)	(5,357)	(3,091)
Income (loss) before income taxes	4,323	(5,675)	(297,199)	179,878
Income tax (benefit) expense	(2,386)	745	(55,485)	47,001
Net income (loss)	6,709	(6,420)	(241,714)	132,877
Net (income) loss attributable to noncontrolling interests	(2,328)	1,543	1,288	2,036
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$4,381	$(4,877)	$(240,426)	$134,913

Earnings (loss) per share:
Basic	$0.26	$(0.29)	$(14.22)	$7.83
Diluted	$0.26	$(0.29)	$(14.22)	$7.80
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,709	$(6,420)	$(241,714)	$132,877
Other comprehensive income (loss):
Currency translation adjustment	17,488	(29,065)	(4,612)	(32,923)
Benefit plan liabilities adjustment, net of tax	(853)	2,246	1,113	686
Fair value change of derivatives, net of tax	2,072	(1,558)	(1,766)	523
Other comprehensive income (loss), net of tax	18,707	(28,377)	(5,265)	(31,714)
Comprehensive income (loss)	25,416	(34,797)	(246,979)	101,163
Comprehensive (income) loss attributable to noncontrolling interests	(2,970)	2,358	1,063	3,107
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$22,446	$(32,439)	$(245,916)	$104,270
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$462,666	$359,536
Accounts receivable, net	389,044	423,155
Tooling receivable, net	88,364	148,175
Inventories	148,800	143,439
Prepaid expenses	31,873	34,452
Other current assets	134,212	93,513
Total current assets	1,254,959	1,202,270
Property, plant and equipment, net	882,476	988,277
Operating lease right-of-use assets, net	111,831	83,376
Goodwill	142,079	142,187
Intangible assets, net	69,690	84,369
Other assets	176,956	135,103
Total assets	$2,637,991	$2,635,582

Liabilities and Equity
Current liabilities:
Debt payable within one year	$54,294	$61,449
Accounts payable	372,845	426,055
Payroll liabilities	124,558	88,486
Accrued liabilities	106,847	119,841
Current operating lease liabilities	21,492	24,094
Total current liabilities	680,036	719,925
Long-term debt	982,659	746,179
Pension benefits	140,573	140,010
Postretirement benefits other than pensions	44,690	48,313
Long-term operating lease liabilities	91,782	60,234
Other liabilities	66,916	44,939
Total liabilities	2,006,656	1,759,600
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,962,262 shares issued and 16,896,453 shares outstanding as of September 30, 2020, and 18,908,566 shares issued and 16,842,757 outstanding as of December 31, 2019	17	17
Additional paid-in capital	496,468	490,451
Retained earnings	377,449	619,448
Accumulated other comprehensive loss	(259,231)	(253,741)
Total Cooper-Standard Holdings Inc. equity	614,703	856,175
Noncontrolling interests	16,632	19,807
Total equity	631,335	875,982
Total liabilities and equity	$2,637,991	$2,635,582
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561
Share-based compensation, net	9,548	—	2,303	—	—	2,303	—	2,303
Net loss	—	—	—	(134,219)	—	(134,219)	(1,765)	(135,984)
Other comprehensive income	—	—	—	—	12,221	12,221	90	12,311
Balance as of June 30, 2020	16,894,090	$17	$494,628	$373,068	$(277,296)	$590,417	$15,774	$606,191
Share-based compensation, net	2,363	—	1,840	—	—	1,840	—	1,840
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(2,112)	(2,112)
Net income	—	—	—	4,381	—	4,381	2,328	6,709
Other comprehensive income	—	—	—	—	18,065	18,065	642	18,707
Balance as of September 30, 2020	16,896,453	$17	$496,468	$377,449	$(259,231)	$614,703	$16,632	$631,335

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$569,215	$(245,937)	$824,806	$26,669	$851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(118,774)	—	(2,057)	(3,880)	—	(5,937)	—	(5,937)
Share-based compensation, net	85,937	—	4	(214)	—	(210)	—	(210)
Contribution from noncontrolling interests	—	—	—	—	—	—	2,112	2,112
Net (loss) income	—	—	—	(5,415)	—	(5,415)	52	(5,363)
Other comprehensive income	—	—	—	—	4,239	4,239	371	4,610
Balance as of March 31, 2019	17,521,900	$17	$499,458	$557,099	$(241,698)	$814,876	$29,204	$844,080
Repurchase of common stock	(626,305)	—	(20,486)	(9,514)	—	(30,000)	—	(30,000)
Share-based compensation, net	5,738	—	3,522	1	—	3,523	—	3,523
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(233)	(233)
Net income (loss)	—	—	—	145,205	—	145,205	(545)	144,660
Other comprehensive loss	—	—	—	—	(7,320)	(7,320)	(627)	(7,947)
Balance as of June 30, 2019	16,901,333	$17	$483,792	$692,791	$(249,018)	$927,582	$21,742	$949,324
Repurchase of common stock	(72,875)	—	1,084	(1,084)	—	—	—	—
Share-based compensation, net	10,266	—	3,986	4	—	3,990	—	3,990
Contribution from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Net loss	—	—	—	(4,877)	—	(4,877)	(1,543)	(6,420)
Other comprehensive loss	—	—	—	—	(27,562)	(27,562)	(815)	(28,377)
Balance as of September 30, 2019	16,838,724	$17	$488,862	$686,834	$(276,580)	$899,133	$21,070	$920,203
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net (loss) income	$(241,714)	$132,877
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	107,095	98,795
Amortization of intangibles	9,632	13,173
Gain on sale of business, net	(2,314)	(188,180)
Impairment of assets held for sale	86,470	—
Other impairment charges	1,240	4,146
Share-based compensation expense	6,977	10,293
Equity in earnings of affiliates, net of dividends related to earnings	6,087	(847)
Deferred income taxes	(32,308)	20,581
Other	4,354	2,628
Changes in operating assets and liabilities	27,949	(63,559)
Net cash (used in) provided by operating activities	(26,532)	29,907
Investing activities:
Capital expenditures	(73,407)	(131,085)
Acquisition of businesses, net of cash acquired	—	(452)
Proceeds from sale of business, net of cash divested	(17,006)	243,362
Proceeds from sale of fixed assets and other	963	2,084
Net cash (used in) provided by investing activities	(89,450)	113,909
Financing activities:
Proceeds from issuance of long-term debt, net of discount	245,000	—
Principal payments on long-term debt	(4,792)	(3,556)
Decrease in short-term debt, net	(6,897)	(32,737)
Debt issuance costs	(6,722)	—
Purchase of noncontrolling interests	—	(4,797)
Repurchase of common stock	—	(36,550)
Taxes withheld and paid on employees' share-based payment awards	(533)	(2,757)
Other	(925)	2,132
Net cash provided by (used in) financing activities	225,131	(78,265)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5,718)	(6,997)
Changes in cash, cash equivalents and restricted cash	103,431	58,554
Cash, cash equivalents and restricted cash at beginning of period	361,742	267,399
Cash, cash equivalents and restricted cash at end of period	$465,173	$325,953

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$462,666	$359,536
Restricted cash included in other current assets	11	12
Restricted cash included in other assets	2,496	2,194
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$465,173	$361,742
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2020 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
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
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Sales	$729,021	$10,497	$739,518	$2,373,865	$8,346	$2,382,211
Income tax expense (benefit)	(574)	1,319	745	45,996	1,005	47,001
Net loss attributable to noncontrolling interests	1,745	(202)	1,543	2,447	(411)	2,036
Net income (loss) attributable to Cooper-Standard Holdings Inc.	(13,853)	8,976	(4,877)	127,983	6,930	134,913

Earnings (loss) per share:
Basic	$(0.82)	$0.53	$(0.29)	$7.42	$0.41	$7.83
Diluted	$(0.82)	$0.53	$(0.29)	$7.40	$0.40	$7.80
The following table presents the impact of these corrections on the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As previously reported	Adjustment	As corrected	As previously reported	Adjustment	As corrected
Currency translation adjustment	$(29,513)	$448	$(29,065)	$(33,407)	$484	$(32,923)
Comprehensive loss attributable to noncontrolling interests	2,606	(248)	2,358	3,558	(451)	3,107
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	(41,817)	9,378	(32,439)	96,896	7,374	104,270

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The impact of these corrections on the balance as of September 30, 2019 in the Company’s condensed consolidated statements of changes in equity includes a decrease to total equity of $202, which consists of an increase to retained earnings of $120, a decrease to accumulated other comprehensive loss of $595, and a decrease to noncontrolling interests of $917.
For the nine months ended September 30, 2019, the impact of these corrections on the condensed consolidated statements of cash flows included a $7,341 increase in net income, a $1,005 increase in deferred income taxes, and a $8,346 decrease in changes in operating assets and liabilities, resulting in no impact to net cash provided by operating activities.
2. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
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

The Company considered the issued accounting pronouncement summarized as follows, which will have an immaterial impact on its consolidated financial statements:

Standard	Description	Impact	Effective Date
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Modifies the disclosure requirements for ASC Topic 715 by removing and modifying existing disclosure requirements while also adding new disclosures.	The Company expects this standard will primarily result in additional pension disclosures while also removing certain other disclosures. Specifically, the weighted-average interest crediting rate for the cash balance plan and, if needed, an explanation for significant gains and losses related to changes in the benefit obligation for the period will be added while accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in the assumed health care cost trend rate will be removed.	January 1, 2021
3. Divestitures
2020 Divestiture
In the fourth quarter of 2019, management approved a plan to sell its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations. The entities and the associated assets and liabilities met the criteria for presentation as held for sale as of March 31, 2020, and depreciation of long-lived assets ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Upon meeting the criteria for held for sale classification, the Company recorded non-cash impairment charges of $86,470 during the six months ended June 30, 2020 to reduce the carrying value of the held for sale entities to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less costs to sell were assessed each reporting period that the asset group remained classified as held for sale. The difference between the impairment of the carrying value on the divested assets compared to the impairment recorded in the statements of operations is due to foreign currency translation offset by costs to sell incurred in the second quarter. The impairment charge includes the non-cash cumulative foreign currency translation losses recorded in equity related to the divested entities.
On July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction included payment denominated in Euro of €9,000, which consisted of €6,500 in cash paid and €2,500 in deferred payment obligations, payable in December 2021.
Upon finalizing the sale, the Company recorded a loss on deconsolidation of the businesses of $167. In addition, at closing, the Company and Mutares entered into certain ancillary agreements providing for the transition of the European rubber fluid transfer and specialty sealing businesses and Indian operations.
The major classes of assets and liabilities divested were as follows:

July 1, 2020
Cash and cash equivalents	$11,162
Accounts receivable, net	18,825
Tooling receivable, net	4,770
Inventories	17,022
Prepaid expenses	2,728
Other current assets	8,873
Property, plant and equipment, net	39,913
Operating lease right-of-use assets, net	2,946
Intangible assets, net	4,992
Other assets	4,114
Impairment of carrying value	(85,622)
Total assets divested	$29,723

Accounts payable	$13,219
Payroll liabilities	7,135
Accrued liabilities	5,744
Current operating lease liabilities	918
Pension benefits	3,574
Postretirement benefits other than pensions	2,778
Long-term operating lease liabilities	2,286
Other liabilities	1,934
Total liabilities divested	$37,588

2020 Joint Venture Deconsolidation
In the third quarter of 2020, management approved and completed a plan to sell the Company’s entire controlling equity interest of a joint venture in the Asia Pacific region. Upon finalizing the sale, the Company recorded a gain on deconsolidation of the business of $1,334.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
2019 Divestiture
During the first quarter of 2019 and in prior periods, the Company also operated an AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,500, subject to certain adjustments. Cash proceeds received in the second quarter of 2019 were $243,362 after adjusting for certain liabilities assumed by the purchaser. The Company recognized a gain on the divestiture of $188,180 during the nine months ended September 30, 2019. In the third quarter of 2020, the Company finalized adjustments to the gain recorded in 2019 by recording an additional gain on divestiture of $1,147, primarily due to working capital adjustments.
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
Revenue by customer group for the three months ended September 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$350,016	$141,754	$129,822	$17,558	$—	$639,150
Commercial	3,179	4,066	1,190	6	911	9,352
Other	5,812	209	51	16	28,610	34,698
Revenue	$359,007	$146,029	$131,063	$17,580	$29,521	$683,200
Revenue by customer group for the nine months ended September 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$796,937	$383,288	$312,871	$41,878	$—	$1,534,974
Commercial	8,328	12,846	3,149	16	2,868	27,207
Other	14,880	13,942	113	38	87,403	116,376
Revenue	$820,145	$410,076	$316,133	$41,932	$90,271	$1,678,557
Revenue by customer group for the three months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$361,244	$173,868	$123,121	$25,179	$—	$683,412
Commercial	3,923	6,305	—	9	178	10,415
Other	6,937	7,265	18	32	31,439	45,691
Revenue	$372,104	$187,438	$123,139	$25,220	$31,617	$739,518

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the nine months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,167,062	$588,473	$366,877	$73,399	$5	$2,195,816
Commercial	15,154	22,602	17	92	1,213	39,078
Other	16,727	23,792	192	90	106,516	147,317
Revenue	$1,198,943	$634,867	$367,086	$73,581	$107,734	$2,382,211
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling
Revenue by product line for the three months ended September 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$138,823	$116,640	$82,754	$11,045	$—	$349,262
Fuel and brake delivery systems	118,997	25,218	29,877	5,134	—	179,226
Fluid transfer systems	101,187	4,171	18,432	1,401	—	125,191
Other	—	—	—	—	29,521	29,521
Consolidated	$359,007	$146,029	$131,063	$17,580	$29,521	$683,200
Revenue by product line for the nine months ended September 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$312,331	$297,216	$201,295	$27,385	$—	$838,227
Fuel and brake delivery systems	266,203	65,078	75,061	11,707	—	418,049
Fluid transfer systems	241,611	35,673	39,777	2,840	—	319,901
Other	—	12,109	—	—	90,271	102,380
Consolidated	$820,145	$410,076	$316,133	$41,932	$90,271	$1,678,557

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the three months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$138,741	$130,737	$82,078	$18,599	$—	$370,155
Fuel and brake delivery systems	120,425	29,401	28,440	6,349	—	184,615
Fluid transfer systems	112,938	20,334	12,621	272	—	146,165
Other	—	6,966	—	—	31,617	38,583
Consolidated	$372,104	$187,438	$123,139	$25,220	$31,617	$739,518
Revenue by product line for the nine months ended September 30, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$425,146	$430,116	$243,860	$55,445	$—	$1,154,567
Fuel and brake delivery systems	376,107	95,722	79,917	17,728	—	569,474
Fluid transfer systems	340,767	64,646	41,845	408	—	447,666
Anti-vibration systems	56,457	20,807	1,464	—	—	78,728
Other	466	23,576	—	—	107,734	131,776
Consolidated	$1,198,943	$634,867	$367,086	$73,581	$107,734	$2,382,211
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2020.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2020	December 31, 2019	Change
Contract assets	$281	$1,100	$(819)
Contract liabilities	(31)	(61)	30
Net contract assets	$250	$1,039	$(789)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were current liabilities of $8,352 and $12,916, respectively, and long-term liabilities of $6,724 and $9,502, respectively.
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
Restructuring expense by segment for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$3,721	$863	$10,468	$6,857
Europe	1,720	3,340	7,019	13,395
Asia Pacific	552	902	3,264	4,476
South America	316	9	2,367	35
Total Automotive	6,309	5,114	23,118	24,763
Corporate and other	(123)	458	118	4,451
Total	$6,186	$5,572	$23,236	$29,214
Restructuring activity for the nine months ended September 30, 2020 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2019	$22,990	$4,005	$26,995
Expense	12,325	10,911	23,236
Cash payments	(17,132)	(9,751)	(26,883)
Non-cash fixed asset impairments included in expense	—	(1,748)	(1,748)
Foreign exchange translation and other	(1,192)	263	(929)
Balance as of September 30, 2020	$16,991	$3,680	$20,671
6. Inventories
Inventories consist of the following:

	September 30, 2020	December 31, 2019
Finished goods	$41,587	$57,070
Work in process	38,366	33,753
Raw materials and supplies	68,847	52,616
	$148,800	$143,439

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
7. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2020. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$8,065	$8,362	$24,484	$25,027
Short-term lease expense	1,040	796	3,115	2,607
Variable lease expense	273	517	678	1,051
Finance lease expense:
Amortization of right-of-use assets	598	614	1,950	1,629
Interest on lease liabilities	384	400	1,169	1,307
Total lease expense	$10,360	$10,689	$31,396	$31,621

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$23,038	$25,671
Operating cash flows for finance leases	1,188	1,186
Financing cash flows for finance leases	1,578	735
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	47,176	4,955
Finance leases	549	9,476

Weighted Average Remaining Lease Term (in years)
Operating leases	8.1	5.5
Finance leases	10.7	11.7

Weighted Average Discount Rate
Operating leases	5.4%	4.7%
Finance leases	5.7%	9.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2020	$7,340	$872
2021	24,909	3,472
2022	20,160	3,211
2023	16,508	3,122
2024	13,171	3,400
Thereafter	60,979	24,861
Total future minimum lease payments	143,067	38,938
Less imputed interest	(29,793)	(10,594)
Total	$113,274	$28,344
Amounts recognized on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets, net	111,831	83,376
Current operating lease liabilities	21,492	24,094
Long-term operating lease liabilities	91,782	60,234

Finance Leases
Debt payable within one year	2,295	2,343
Long-term debt	26,049	27,430

As of September 30, 2020 and December 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $30,558 and $32,571, respectively. As of September 30, 2020, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $547. These operating leases will commence between 2020 and 2021 with lease terms up to three years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2020	December 31, 2019
Land and improvements	$59,137	$66,670
Buildings and improvements	297,768	310,797
Machinery and equipment	1,255,056	1,204,457
Construction in progress	91,201	161,951
	1,703,162	1,743,875
Accumulated depreciation	(820,686)	(755,598)
Property, plant and equipment, net	$882,476	$988,277
The Company recorded impairment charges of $100 and $1,240 during the three and nine months ended September 30, 2020, respectively.
Based on the Company’s interim impairment assessment, the Company determined there were no additional indicators of impairment identified during the nine months ended September 30, 2020. The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for products and the impact on the Company’s business and overall financial performance. A lack of recovery or further deterioration in market conditions and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
production volumes, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods.
During the three months ended September 30, 2019, the Company recorded an impairment charge related to machinery and equipment of $1,958 due to the termination of certain customer programs in the Asia Pacific region. The fair value of machinery and equipment was determined using estimated salvage value, which was deemed the highest and best use of the assets. Impairment charges of $4,146 recorded during the nine months ended September 30, 2019 also included an impairment charge recorded in the second quarter related to machinery and equipment in certain Asia Pacific locations. The fair value was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2020 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2019	$142,187	$—	$142,187
Reorganization	(14,036)	14,036	—
Foreign exchange translation	(108)	—	(108)
Balance as of September 30, 2020	$128,043	$14,036	$142,079
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
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. Other than the reorganization event noted above, there were no other indicators of potential impairment during the nine months ended September 30, 2020. The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for products and the impact on the Company’s business and overall financial performance. A lack of recovery or further deterioration in market conditions and production volumes, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods.
Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2020 and December 31, 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,903	$(120,252)	$34,651
Other	44,082	(9,043)	35,039
Balance as of September 30, 2020	$198,985	$(129,295)	$69,690

Customer relationships	$156,557	$(113,871)	$42,686
Other	49,556	(7,873)	41,683
Balance as of December 31, 2019	$206,113	$(121,744)	$84,369

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
10. Debt
A summary of outstanding debt as of September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020	December 31, 2019
Senior Notes	$395,650	$395,114
Senior Secured Notes	239,142	—
Term Loan	324,242	326,061
ABL Facility	—	—
Finance leases	28,344	29,773
Other borrowings	49,575	56,680
Total debt	1,036,953	807,628
Less current portion	(54,294)	(61,449)
Total long-term debt	$982,659	$746,179

5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2020 and December 31, 2019, the Company had $4,350 and $4,886 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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
The Company paid approximately $6,459 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of September 30, 2020, the Company had $6,075 of unamortized debt issuance costs and $4,783 of unamortized original issue discount related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of September 30, 2020 and December 31, 2019, the Company had $1,828 and $2,273 of unamortized debt issuance costs, respectively, and $1,179 and $1,466 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of September 30, 2020, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $172,770. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,339 of outstanding letters of credit, the Company effectively had $150,154 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had $1,215 and $657, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of September 30, 2020.
Other
Other borrowings as of September 30, 2020 and December 31, 2019 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019	Input
Forward foreign exchange contracts - other current assets	$153	$467	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,876)	(42)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Divestitures” and Note 8. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	September 30, 2020	December 31, 2019
Aggregate fair value	$806,890	$693,600
Aggregate carrying value (1)	977,250	729,800
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2020 and December 31, 2019, the notional amount of these contracts was $69,693 and $92,150, respectively, and consisted of hedges of transactions up to December 2021.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Forward foreign exchange contracts	$1,051	$(1,367)	$(8,448)	$2,443
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Forward foreign exchange contracts	$(1,764)	$614	$(6,315)	$1,766

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

	September 30, 2020	December 31, 2019
Off-balance sheet arrangements	$77,856	$103,818
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accounts receivable factored	$124,910	$108,957	$352,103	$376,944
Costs	120	218	591	691
During the quarter, the Factor changed to an alternative remittance and settlement process provided for under the factoring agreement, which resulted in the Company having an insignificant receivable due from the Factor. As of December 31, 2019, cash collections on behalf of the Factor that have yet to be remitted were $21,485 and are reflected in cash and cash equivalents in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$213	$884	$189	$931
Interest cost	2,033	736	2,952	924
Expected return on plan assets	(3,421)	(580)	(4,155)	(599)
Amortization of prior service cost and actuarial loss	485	833	781	589
Net periodic benefit (income) cost	$(690)	$1,873	$(233)	$1,845
	Pension Benefits
	Nine Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$639	$2,838	$567	$2,985
Interest cost	6,099	2,277	8,856	3,047
Expected return on plan assets	(10,263)	(1,716)	(12,465)	(1,785)
Amortization of prior service cost and actuarial loss	1,455	2,417	2,343	1,798
Net periodic benefit (income) cost	$(2,070)	$5,816	$(699)	$6,045

	Other Postretirement Benefits
	Three Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$97	$26	$93
Interest cost	170	175	202	182
Amortization of prior service credit and actuarial (gain) loss	(483)	108	(566)	94
Net periodic benefit (income) cost	$(287)	$380	$(338)	$369
	Other Postretirement Benefits
	Nine Months Ended September 30,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$78	$286	$92	$301
Interest cost	510	516	663	564
Amortization of prior service credit and actuarial (gain) loss	(1,449)	319	(1,874)	225
Net periodic benefit (income) cost	$(861)	$1,121	$(1,119)	$1,090
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency gains (losses)	$2,626	$(73)	$(4,397)	$(1,529)
Components of net periodic benefit cost other than service cost	(56)	(404)	(165)	(1,372)
Factoring costs	(120)	(218)	(591)	(691)
Miscellaneous income (expense)	334	181	(204)	501
Other income (expense), net	$2,784	$(514)	$(5,357)	$(3,091)
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
Income tax (benefit) expense, income (loss) before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(2,386)	$745	$(55,485)	$47,001
Income (loss) before income taxes	4,323	(5,675)	(297,199)	179,878
Effective tax rate	(55)%	(13)%	19%	26%
The effective tax rate for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 varied from prior periods primarily due to the geographic mix of pre-tax losses driven by the impairment charge on divested entities and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions. Additionally, a discrete expense of $13,414 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the nine months ended September 30, 2020. In accordance with recent legislation, one of the business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allows net operating losses (“NOL”) generated by the Company to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The Company has included a $19,764 benefit in the estimated annual effective tax rate for this CARES Act provision which was used to calculate the income tax benefit recorded in the three and nine months ended September 30, 2020.
The income tax rate for the three and nine months ended September 30, 2020 and 2019 varies from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions to the extent not offset by other categories of income, tax benefits related to the CARES Act, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Net Income (Loss) Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net income (loss) attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net income (loss) available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the dilutive effect of common stock equivalents, using the average share price during the period.
Information used to compute basic and diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	$4,381	$(4,877)	$(240,426)	$134,913

Basic weighted average shares of common stock outstanding	16,927,924	16,880,736	16,908,940	17,240,366
Dilutive effect of common stock equivalents	87,031	—	—	64,428
Diluted weighted average shares of common stock outstanding	17,014,955	16,880,736	16,908,940	17,304,794

Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.26	$(0.29)	$(14.22)	$7.83

Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.26	$(0.29)	$(14.22)	$7.80

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Foreign currency translation adjustment
Balance at beginning of period	$(175,616)		$(144,706)		$(153,933)		$(141,104)
Other comprehensive income (loss) before reclassifications	15,200	(1)	(28,250)	(1)	(6,483)	(1)	(35,676)	(1)
Amounts reclassified from accumulated other comprehensive loss	1,646		—		1,646		3,824
Balance at end of period	$(158,770)		$(172,956)		$(158,770)		$(172,956)
Benefit plan liabilities
Balance at beginning of period	$(98,194)		$(105,935)		$(100,160)		$(104,375)
Other comprehensive income (loss) before reclassifications	(2,422)	(2)	1,634	(2)	(1,803)	(2)	(714)	(2)
Amounts reclassified from accumulated other comprehensive loss	1,569	(3)	612	(4)	2,916	(5)	1,400	(6)
Balance at end of period	$(99,047)		$(103,689)		$(99,047)		$(103,689)
Fair value change of derivatives
Balance at beginning of period	$(3,486)		$1,623		$352		$(458)
Other comprehensive income (loss) before reclassifications	786	(7)	(1,109)	(7)	(6,370)	(7)	1,819	(7)
Amounts reclassified from accumulated other comprehensive loss	1,286	(8)	(449)	(8)	4,604	(8)	(1,296)	(8)
Balance at end of period	$(1,414)		$65		$(1,414)		$65
Accumulated other comprehensive loss, ending balance	$(259,231)		$(276,580)		$(259,231)		$(276,580)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $7,368 and $(10,785) for the three months ended September 30, 2020 and 2019, respectively, and $(11,850) and $(8,819) for the nine months ended September 30, 2020 and 2019, respectively.
(2)Net of tax expense (benefit) of $57 and $(76) for the three months ended September 30, 2020 and 2019, respectively, and $347 and $(983) for the nine months ended September 30, 2020 and 2019, respectively. Includes other comprehensive loss of $371 for each of the three and nine months ended September 30, 2020 related to benefit plan liability remeasurement due to the divestiture of certain businesses in Europe and India. Includes other comprehensive loss of $3,224 for the nine months ended September 30, 2019 related to benefit plan liability remeasurement due to the divestiture of the Company’s AVS product line.
(3)Includes the effect of the amortization of actuarial losses of $982, amortization of prior service cost of $25, and net settlement loss of $1,059, offset by net curtailment gain of $315 and net of tax of $182. The settlement and curtailment during the three months ended September 30, 2020 relate to the divestiture of certain businesses in Europe and India.
(4)Includes the effect of the amortization of actuarial losses of $864, offset by the amortization of prior service credits of $39, net of tax of $213.
(5)Includes the effect of the amortization of actuarial losses of $2,769, amortization of prior service cost of $67, and net settlement loss of $1,059, offset by net curtailment gain of $315, net of tax of $664. The settlement and curtailment during the nine months ended September 30, 2020 relate to the divestiture of certain businesses in Europe and India.
(6)Includes the effect of the amortization of actuarial losses of $2,607, offset by the amortization of prior service credits of $152, net settlement gain of $65, and curtailment gain of $204, net of tax of $786. The settlement and curtailment during the nine months ended September 30, 2019 relate to the divestiture of the Company’s AVS product line.
(7)Net of tax expense (benefit) of $265 and $(258) for the three months ended September 30, 2020 and 2019, respectively, and $(2,078) and $624 for the nine months ended September 30, 2020 and 2019, respectively.
(8)Net of tax (benefit) expense of $(478) and $165 for the three months ended September 30, 2020 and 2019, respectively, and $(1,711) and $470 for the nine months ended September 30, 2020 and 2019, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
18. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2020, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases during the nine months ended September 30, 2020.
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
Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PUs	$127	$617	$346	$1,507
RSUs	1,305	2,382	4,715	6,391
Stock options	610	812	1,916	2,395
Total	$2,042	$3,811	$6,977	$10,293

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
20. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales(1)	$6,826	$6,723	$15,256	$22,256
Purchases(2)	84	82	262	806
Dividends received(3)	—	—	5,245	4,917
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO as of September 30, 2020 and December 31, 2019 were $4,175 and $4,297, respectively.
21. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2020 and December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $7,603 and $6,104, respectively. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to be material, such costs may be material in the future.
22. Segment Reporting
The Company’s organizational structure changed on January 1, 2020, creating a global automotive business (“Automotive”) and Advanced Technology Group (“ATG”). The Company’s business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. The Corporate, eliminations and other External Sales and Intersegment Sales amounts previously reported for the three and nine months ended September 30, 2019 have been reclassified from North America and Europe from the table below. The adjusted EBITDA amounts previously reported for the three and nine months ended September 30, 2019 and Segment Asset amounts previously reported as of December 31, 2019 have been reclassified from North America, Europe, Asia Pacific and South America from the tables below.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2020			2019
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$359,007	$2,372	$58,115	$372,104	$5,828	$59,819
Europe	146,029	2,440	(1,466)	187,438	3,054	6,269
Asia Pacific	131,063	1,008	12,246	123,139	894	(12,080)
South America	17,580	4	(2,680)	25,220	18	(2,678)
Total Automotive	653,679	5,824	66,215	707,901	9,794	51,330
Corporate, eliminations and other	29,521	(5,824)	(2,081)	31,617	(9,794)	2,491
Consolidated	$683,200	$—	$64,134	$739,518	$—	$53,821

	Nine Months Ended September 30,
	2020			2019
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$820,145	$8,968	$52,260	$1,198,943	$14,894	$172,853
Europe	410,076	6,755	(47,492)	634,867	9,261	21,540
Asia Pacific	316,133	1,678	(6,983)	367,086	2,512	(14,313)
South America	41,932	72	(11,608)	73,581	71	(4,817)
Total Automotive	1,588,286	17,473	(13,823)	2,274,477	26,738	175,263
Corporate, eliminations and other	90,271	(17,473)	(7,516)	107,734	(26,738)	663
Consolidated	$1,678,557	$—	$(21,339)	$2,382,211	$—	$175,926

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$64,134	$53,821	$(21,339)	$175,926
Impairment of assets held for sale	—	—	(86,470)	—
Restructuring charges	(6,186)	(5,572)	(23,236)	(29,214)
Project costs	—	(335)	(4,234)	(2,003)
Other impairment charges	(100)	(1,958)	(947)	(4,146)
Lease termination costs	(83)	(512)	(684)	(1,003)
Gain on sale of business, net	2,314	(1,730)	2,314	188,180
Divested noncontrolling interest debt extinguishment	(3,595)	—	(3,595)	—
EBITDA	$56,484	$43,714	$(138,191)	$327,740
Income tax benefit (expense)	2,386	(745)	55,485	(47,001)
Interest expense, net of interest income	(17,985)	(10,351)	(40,993)	(33,858)
Depreciation and amortization	(36,504)	(37,495)	(116,727)	(111,968)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$4,381	$(4,877)	$(240,426)	$134,913

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	September 30, 2020	December 31, 2019
Segment assets:
North America	$1,001,464	$1,040,650
Europe	433,292	553,977
Asia Pacific	561,681	614,952
South America	59,496	65,438
Total Automotive	2,055,933	2,275,017
Corporate, eliminations and other	582,058	360,565
Consolidated	$2,637,991	$2,635,582

The decrease in asset amounts in Europe and Asia Pacific as of September 30, 2020 is primarily attributable to the Company’s recent divestitures in those regions. See Note 3. “Divestitures” for further detail on these transactions.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“2019 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2019 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2019 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
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
During the first quarter of 2019 and in prior periods, we also operated an anti-vibration systems (“AVS”) product line. On April 1, 2019, we completed the divestiture of our AVS product line.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The global COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during the first nine months of 2020. Although most automotive manufacturing operations continued production during the third quarter, many industries remain significantly impacted by policies, regulations, risks and concerns surrounding the novel coronavirus, which is continuing to drive significant uncertainty for the broader economic outlook and for the automotive industry around the world. Economists at the International Monetary Fund (IMF) believe global economic activity is likely to remain subdued until perceived health risks abate. They are now expecting the global economy to contract by approximately 4.4% in 2020.
In North America, economic conditions and consumer confidence have improved compared to the second quarter but continue to be negatively impacted by concerns over the COVID-19 pandemic and related government-imposed restrictions. Uncertainty related to the outcome of the presidential election in the United States will also likely weigh on consumer confidence in the region through the fourth quarter of 2020.
The United States government has taken historic measures to provide fiscal stimulus to the economy in an effort to sustain businesses, limit job losses and preempt deeper declines in consumer confidence during the pandemic. Further stimulus actions are being considered. Despite these efforts, IMF economists now expect economic contraction of approximately 4.7% for the North America region in 2020.
In the European region, the IMF is projecting economic contraction of approximately 8.3% for 2020. Current and potential future impacts of the COVID-19 pandemic will continue to weigh on the economies of the region. Due to the pandemic, certain European governments mandated closures of broad segments of the economy in the first half of the year. Partial re-opening of the closed sectors has occurred at varying times and rates across the region. More recently, however, a resurgence of COVID-19 cases is causing some governments to consider further shutdown actions. While automotive manufacturers have resumed production, on-going health risks, geopolitical concerns and the implementation of new environmental regulations in the automotive industry will likely continue to impact vehicle demand and economic growth.
In the Asia Pacific region, the IMF expects China’s economic growth rate to slow to just 1.8% in 2020. The post-COVID-19 economic recovery in the country is continuing, driven, in part, by a new infrastructure initiative that is focused on accelerating the digital transformation of the country’s industries. The retail sector has also been improving in the third quarter, pointing to improved consumer confidence. Finally, the manufacturers purchasing managers index (PMI) reached a nine-year high in September, suggesting a strong industrial growth environment through the remainder of the year.
In South America, the IMF estimates that the Brazilian economy will contract by approximately 5.8% in 2020 as compared to 2019. Economic activity rebounded in the third quarter but not sufficiently to offset the sharp decline in the second quarter that was driven by the COVID-19 pandemic. The Brazilian government has extended certain economic assistance programs to the end of the year to help support consumers. This spending will add to the country’s already high national debt level and could lead to lower consumer confidence and foreign investment in the region going forward. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.
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
Production resumed in Asia Pacific by the end of the first quarter of 2020, albeit at a lower capacity, and has steadily increased in production capacity throughout the year. For our North America and Europe facilities, production resumed in May 2020 at a lower capacity and has increased through the subsequent months. Finally, for our South America facilities, production resumed in the second quarter, but has increased more slowly compared to the other regions. We are collaborating closely with our customers as production volume continues to increase and approach pre-COVID-19 levels, while also adhering to enhanced safety standards and measures to protect our employees.
Light vehicle production in certain regions for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2020(1)	2019(1)	% Change	2020(1)	2019(1)	% Change
North America	4.0	4.0	0.5%	9.2	12.5	(26.5)%
Europe	4.3	4.7	(7.7)%	11.3	16.0	(29.5)%
Asia Pacific	10.9	11.0	(1.4)%	27.7	33.6	(17.8)%
Greater China	6.4	5.8	10.6%	15.8	17.3	(8.8)%
South America	0.7	0.9	(21.4)%	1.5	2.5	(40.9)%
(1)Production data based on IHS Automotive, October 2020.
The COVID-19 pandemic has emerged as the biggest risk factor facing the automotive industry. In the first half of the year, total vehicle production decreased substantially across the globe. Plant shutdowns have greatly slowed production and have been accompanied by decreased demand for vehicles, as new vehicle sales are highly dependent on strong consumer confidence and low unemployment. While the outlook for the fourth quarter of 2020 and the full year 2021 remains uncertain, the global economy has begun to rebound from the impacts of the pandemic. Lower unemployment rates, improving consumer confidence and lower than normal light vehicle inventory levels could all have a positive impact on light vehicle production going forward.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(dollar amounts in thousands)
Sales	$683,200	$739,518	$(56,318)	$1,678,557	$2,382,211	$(703,654)
Cost of products sold	598,714	659,313	(60,599)	1,611,299	2,088,631	(477,332)
Gross profit	84,486	80,205	4,281	67,258	293,580	(226,322)
Selling, administration & engineering expenses	60,059	63,020	(2,961)	199,001	224,164	(25,163)
Gain on sale of business, net	(2,314)	1,730	(4,044)	(2,314)	(188,180)	185,866
Amortization of intangibles	1,669	4,250	(2,581)	9,632	13,173	(3,541)
Restructuring charges	6,186	5,572	614	23,236	29,214	(5,978)
Impairment of assets held for sale	—	—	—	86,470	—	86,470
Other impairment charges	100	1,958	(1,858)	1,240	4,146	(2,906)
Operating profit (loss)	18,786	3,675	15,111	(250,007)	211,063	(461,070)
Interest expense, net of interest income	(17,985)	(10,351)	(7,634)	(40,993)	(33,858)	(7,135)
Equity in earnings (losses) of affiliates	738	1,515	(777)	(842)	5,764	(6,606)
Other income (expense), net	2,784	(514)	3,298	(5,357)	(3,091)	(2,266)
Income (loss) before income taxes	4,323	(5,675)	9,998	(297,199)	179,878	(477,077)
Income tax (benefit) expense	(2,386)	745	(3,131)	(55,485)	47,001	(102,486)
Net income (loss)	6,709	(6,420)	13,129	(241,714)	132,877	(374,591)
Net (income) loss attributable to noncontrolling interests	(2,328)	1,543	(3,871)	1,288	2,036	(748)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$4,381	$(4,877)	$9,258	$(240,426)	$134,913	$(375,339)

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Sales
Sales for the three months ended September 30, 2020 decreased 7.6%, compared to the three months ended September 30, 2019. The decline was driven by the decrease in vehicle production volume and the divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$683,200	$739,518	$(56,318)	$(8,958)	$2,234	$(49,594)
* Net of customer price reductions

Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$598,714	$659,313	$(60,599)	$(806)	$3,246	$(63,039)
Gross profit	84,486	80,205	4,281	(8,152)	(1,012)	13,445
Gross profit percentage of sales	12.4%	10.8%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 49% and 50% of total cost of products sold for the three months ended September 30, 2020 and 2019, respectively. The change in the cost of products sold was driven by vehicle volume and mix, the divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, foreign exchange and wage inflation.
Gross profit for the three months ended September 30, 2020 increased $4.3 million or 5.3% compared to the three months ended September 30, 2019. The increase was driven by net favorable operational performance, restructuring savings and material cost reductions. These items were partially offset by wage inflation, employee incentives and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the three months ended September 30, 2020 was 8.8% of sales compared to 8.5% for the three months ended September 30, 2019. The increase in rate was driven by the decline in total sales. Selling, administration and engineering expenses were lower by $3.0 million. The decrease in amount was primarily due to savings generated from salaried headcount initiatives including net divestitures and lower travel expenses, partially offset by general inflation and higher variable employee compensation expenses.
Gain on Sale of Business, Net. The gain on sale of business of $2.3 million for the three months ended September 30, 2020 related to the net effect of our 2020 divestitures, which included the European fluid transfer and specialty sealing business, Indian operations, the deconsolidation of a joint venture in our Asia Pacific region, and the finalized adjustments related to the sale of our AVS product line. The gain on sale of business for the three months ended September 30, 2019 included a $1.7 million adjustment, decreasing the amount of the gain recognized on the sale of the AVS business in the second quarter of 2019, primarily due to working capital adjustments.
Amortization of Intangibles. Intangible amortization for the three months ended September 30, 2020 decreased $2.6 million compared to the three months ended September 30, 2019. The decrease was primarily driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Restructuring. Restructuring charges for the three months ended September 30, 2020 increased $0.6 million compared to the three months ended September 30, 2019. The increase was driven by higher restructuring charges in North America, primarily related to plant closures.
Impairment Charges. Non-cash impairment charges for the three months ended September 30, 2020 decreased $1.9 million compared to the three months ended September 30, 2019, primarily related to tooling machinery and equipment charges due to the termination of certain customer programs in the Asia Pacific region in the third quarter of 2019.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2020 increased $7.6 million compared to the three months ended September 30, 2019, primarily due to higher outstanding debt balances including our recently issued Senior Secured Notes.
Other Income (Expense), Net. Other income for the three months ended September 30, 2020 increased $3.3 million compared to the three months ended September 30, 2019, primarily due to higher foreign currency gains.
Income Tax (Benefit) Expense. Income tax benefit for the three months ended September 30, 2020 was $2.4 million on earnings before income taxes of $4.3 million. This compares to an income tax expense of $0.7 million on losses before income taxes of $5.7 million for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 differed primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions, as well as benefits recorded as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss (“NOL”) carry back provision that allows NOLs generated to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. We have included a $19.8 million benefit in the estimated annual effective tax rate for this CARES Act provision which was used to calculate the income tax benefit recorded in the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Sales
Sales for the nine months ended September 30, 2020 decreased 29.5%, compared to the nine months ended September 30, 2019. The decline was mainly driven by the decrease in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, net divestitures, foreign exchange and customer price reductions.

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$1,678,557	$2,382,211	$(703,654)	$(557,327)	$(18,003)	$(128,324)
* Net of customer price reductions
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,611,299	$2,088,631	$(477,332)	$(311,037)	$(15,548)	$(150,747)
Gross profit	67,258	293,580	(226,322)	(246,290)	(2,455)	22,423
Gross profit percentage of sales	4.0%	12.3%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 45% and 51% of total cost of products sold for the nine months ended September 30, 2020 and 2019, respectively. The change in the cost of products sold was driven by government imposed global shutdowns related to the COVID-19 pandemic, the sale of our AVS product line, the divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, foreign exchange, and wage inflation.
Gross profit for the nine months ended September 30, 2020 decreased 77.1% compared to the nine months ended September 30, 2019. The decrease was driven by the decline in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, customer price reductions, employee incentives and wage inflation. These items were partially offset by net favorable operational performance, restructuring savings, foreign exchange and material cost reductions.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the nine months ended September 30, 2020 was 11.9% of sales compared to 9.4% for the nine months ended September 30, 2019. This increase in rate was primarily due to the significant decline in total sales. The decrease in amount was primarily due to savings generated from salaried headcount initiatives, net divestitures and lower travel expenses, partially offset by general inflation and higher variable employee compensation expenses.

Gain on Sale of Business, Net. The gain on sale of business of $2.3 million for the nine months ended September 30, 2020 related to the net effect of our 2020 divestitures, which included certain European businesses and our Indian operations, the deconsolidation of a joint venture in our Asia Pacific region, and the finalized adjustments related to the sale of our AVS product line. The gain on sale of business of $188.2 million for the nine months ended September 30, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments.
Amortization of Intangibles. Intangible amortization for the nine months ended September 30, 2020 decreased $3.5 million compared to the nine months ended September 30, 2019. The decrease was primarily driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Restructuring. Restructuring charges for the nine months ended September 30, 2020 decreased $6.0 million compared to the nine months ended September 30, 2019. The decrease was a result of lower restructuring charges in Europe, Asia Pacific and Corporate and other.
Impairment Charges. Non-cash impairment charges for the nine months ended September 30, 2020 increased $83.6 million compared to the nine months ended September 30, 2019. The increase primarily related to reducing the carrying value of the divested assets to fair value less costs to sell. Fair value was determined using a market approach, estimated based on expected proceeds.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2020 increased $7.1 million compared to the nine months ended September 30, 2019, primarily due to higher outstanding debt balances including our recently issued Senior Secured Notes.
Other Expense, Net. Other expense for the nine months ended September 30, 2020 increased $2.3 million compared to the nine months ended September 30, 2019, primarily due to higher foreign currency losses, partially offset by lower benefit related costs.
Income Tax (Benefit) Expense. Income tax benefit for the nine months ended September 30, 2020 was $55.5 million on losses before income taxes of $297.2 million. This compares to income tax expense of $47.0 million on earnings before income taxes of $179.9 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 differed primarily due to the geographic mix of pre-tax losses driven by the impairment charge on divested entities, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions, as well as benefits recorded as a result of the CARES Act net operating loss carry back provision. We have included a $19.8 million benefit in the estimated annual effective tax rate for this CARES Act provision which was used to calculate the income tax benefit recorded in the nine months ended September 30, 2020. Additionally, a discrete expense of $13.4 million for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the nine months ended September 30, 2020.

Segment Results of Operations
Our business is organized into the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. The Company uses Segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019
Sales

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$359,007	$372,104	$(13,097)	$(11,812)	$(1,285)	$—
Europe	146,029	187,438	(41,409)	(13,526)	7,448	(35,331)
Asia Pacific	131,063	123,139	7,924	20,377	1,810	(14,263)
South America	17,580	25,220	(7,640)	(1,448)	(6,192)	—
Total Automotive	653,679	707,901	(54,222)	(6,409)	1,781	(49,594)
Corporate, eliminations and other	29,521	31,617	(2,096)	(2,549)	453	—
Consolidated	$683,200	$739,518	$(56,318)	$(8,958)	$2,234	$(49,594)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, is driven by the regional mix of vehicles in Europe, North America and China.
•The impact of foreign currency exchange primarily relates to the Euro and Brazilian Real.
Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$58,115	$59,819	$(1,704)	$(7,544)	$562	$6,062	$(784)
Europe	(1,466)	6,269	(7,735)	(5,960)	(375)	(1,488)	88
Asia Pacific	12,246	(12,080)	24,326	6,321	1,726	14,480	1,799
South America	(2,680)	(2,678)	(2)	1,863	(1,781)	(84)	—
Total Automotive	66,215	51,330	14,885	(5,320)	132	18,970	1,103
Corporate, eliminations and other	(2,081)	2,491	(4,572)	(2,832)	205	(3,775)	1,830
Consolidated adjusted EBITDA	$64,134	$53,821	$10,313	$(8,152)	$337	$15,195	$2,933
* Net of customer price reductions
•Volume and mix, net of customer price reductions, is driven by the regional mix of vehicles in Europe, North America and China.
•The impact of foreign currency exchange is driven by the Chinese Renminbi, Brazilian Real, Euro, Polish Zloty, and Czech Koruna.

•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses due to salaried headcount initiatives, purchasing savings through lean initiatives, and restructuring savings;
◦Wage and variable employee compensation increases;
◦The non-recurrence of prior year one-time impact of commercial settlements in Asia Pacific;
◦Net manufacturing efficiencies of $10 million, primarily driven by our North America and Asia Pacific segments.
Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
Sales

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$820,145	$1,198,943	$(378,798)	$(321,792)	$(2,175)	$(54,831)
Europe	410,076	634,867	(224,791)	(167,710)	685	(57,766)
Asia Pacific	316,133	367,086	(50,953)	(29,847)	(5,379)	(15,727)
South America	41,932	73,581	(31,649)	(20,572)	(11,077)	—
Total Automotive	1,588,286	2,274,477	(686,191)	(539,921)	(17,946)	(128,324)
Corporate, eliminations and other	90,271	107,734	(17,463)	(17,406)	(57)	—
Consolidated	$1,678,557	$2,382,211	$(703,654)	$(557,327)	$(18,003)	$(128,324)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, is mainly driven by the impact of the decline in vehicle production volume driven by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange primarily relates to the Brazilian Real, Chinese Renminbi, Canadian Dollar and Mexican Peso.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2020	2019	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$52,260	$172,853	$(120,593)	$(140,772)	$174	$24,542	$(4,537)
Europe	(47,492)	21,540	(69,032)	(74,178)	635	6,978	(2,467)
Asia Pacific	(6,983)	(14,313)	7,330	(17,735)	1,139	22,717	1,209
South America	(11,608)	(4,817)	(6,791)	(4,283)	(6,465)	3,957	—
Total Automotive	(13,823)	175,263	(189,086)	(236,968)	(4,517)	58,194	(5,795)
Corporate, eliminations and other	(7,516)	663	(8,179)	(9,322)	(1,492)	805	1,830
Consolidated adjusted EBITDA	$(21,339)	$175,926	$(197,265)	$(246,290)	$(6,009)	$58,999	$(3,965)
* Net of customer price reductions
•Volume and mix, net of customer price reductions primarily includes the impact of the decline in vehicle production volume as driven by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange is driven by the Brazilian Real, Euro, Chinese Renminbi, Brazilian Real, Euro, Polish Zloty, and Czech Koruna.

•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses, due to salaried headcount initiatives, purchasing savings through lean initiatives, and restructuring savings;
◦Commodity cost fluctuations, wage increases and variable employee compensation increases;
◦The non-recurrence of prior year one-time impact of commercial settlements in Asia Pacific;
◦Net manufacturing efficiencies of $45 million, weakened by the impact of COVID-19, primarily driven by our European, North America and Asia Pacific segments.
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
We continue to take aggressive action to preserve cash and enhance liquidity, including significantly decreasing our capital expenditures. Based on those actions and current projections for increasing OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the impact of COVID-19, and other factors.
Cash Flows
Operating Activities. Net cash used in operations was $26.5 million for the nine months ended September 30, 2020, compared to net cash provided by operations of $29.9 million for the nine months ended September 30, 2019. The net outflow was primarily due to decreased cash earnings, partially offset by working capital improvements.
Investing Activities. Net cash used in investing activities was $89.5 million for the nine months ended September 30, 2020, compared to net cash provided by investing activities of $113.9 million for the nine months ended September 30, 2019. Significant decreases in capital expenditures occurred throughout 2020, in order to preserve liquidity in response to the COVID-19 pandemic. Additionally, lower capital expenditures are expected in the fourth quarter of 2020. Cash provided by investing activities in 2019 consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending.
Financing Activities. Net cash provided by financing activities totaled $225.1 million for the nine months ended September 30, 2020, compared to net cash used in financing activities of $78.3 million for the nine months ended September 30, 2019. The inflow was primarily due to proceeds from issuance of the Senior Secured Notes during the nine months ended September 30, 2020. There were no share repurchases during the nine months ended September 30, 2020. Cash used for share repurchases was $36.6 million for the nine months ended September 30, 2019.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of September 30, 2020, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We currently have no plans to repurchase shares in the foreseeable future.
We did not make any repurchases during the nine months ended September 30, 2020.
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
In addition to the repurchase under the ASR agreement, during the nine months ended September 30, 2019, we repurchased 85,000 shares at an average purchase price of $69.85 per share, excluding commissions, for a total cost of $5.9 million.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollar amounts in thousands)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$4,381	$(4,877)	$(240,426)	$134,913
Income tax (benefit) expense	(2,386)	745	(55,485)	47,001
Interest expense, net of interest income	17,985	10,351	40,993	33,858
Depreciation and amortization	36,504	37,495	116,727	111,968
EBITDA	$56,484	$43,714	$(138,191)	$327,740
Impairment of assets held for sale	—	—	86,470	—
Restructuring charges	6,186	5,572	23,236	29,214
Project costs (1)	—	335	4,234	2,003
Other impairment charges (2)	100	1,958	947	4,146
Lease termination costs (3)	83	512	684	1,003
Gain on sale of business, net (4)	(2,314)	1,730	(2,314)	(188,180)
Divested noncontrolling interest debt extinguishment	3,595	—	3,595	—
Adjusted EBITDA	$64,134	$53,821	$(21,339)	$175,926
(1)Project costs recorded in selling, administration and engineering expense related to divestitures in 2020 and acquisitions and divestiture costs in 2019.
(2)Non-cash impairment charges of $947 related to fixed assets, net of approximately $293 attributable to our noncontrolling interests for the nine months ended September 30, 2020.
(3)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(4)Gain on sale of business primarily related to divestitures in 2020. In the third quarter of 2019, there were working capital adjustments to the net gain on sale of business, which related to the divestiture of the AVS product line in 2019.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2020.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as updated in Part II, “Item 1A. Risk Factors,” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2020, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2020 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2020 through July 31, 2020	800	$12.55	—	$98.7
August 1, 2020 through August 31, 2020	—	—	—	98.7
September 1, 2020 through September 30, 2020	—	—	—	98.7
Total	800		—
(1)Includes shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 6, 2020	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)