Form 10-K
period 2020-12-31
Cooper-Standard Holdings Inc.
filed 2021-02-22
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2020 was $187,153,693.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 10, 2021 was 16,897,085 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 25,000 employees, including 3,100 contingent workers, with 121 facilities in 21 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and the third largest global producer of fluid transfer systems. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 72 manufacturing locations and 49 design, engineering, administrative and logistics locations.
On January 1, 2020, we changed our organizational structure and created a global automotive business (“Automotive”) and Advanced Technology Group (“ATG”). Our business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. This operating structure allows us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing restructuring, expansion and cost reduction initiatives to improve competitiveness.
Approximately 83% of our sales in 2020 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Fiat Chrysler Automobiles (“FCA”), PSA Peugeot Citroën, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. The remaining 17% of our 2020 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 500 nameplates globally.
Corporate History and Business Developments
Cooper-Standard Holdings Inc. was established in 2004 as a Delaware corporation and began operating on December 23, 2004 when it acquired the automotive segment of Cooper Tire & Rubber Company. Cooper-Standard Holdings Inc. operates the business primarily through its principal operating subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”). Since the 2004 acquisition, the Company has expanded and diversified its customer base through a combination of organic growth and strategic acquisitions.
In 2018, we established ATG, which incorporated our Industrial and Specialty Group, to accelerate and maximize the value stream of Cooper Standard’s materials science technology in industrial and specialty markets. We furthered the expansion of our Industrial and Specialty Group through the acquisition of Lauren Manufacturing and Lauren Plastics and signed multiple joint development agreements for our Fortrex™ chemistry platform throughout 2018 to 2020.
In 2019, we finalized the divestiture of our anti-vibration systems business (“AVS”) product line within our North America, Europe and Asia Pacific segments. In 2020, we completed the divestiture of our European rubber fluid transfer and specialty sealing businesses, as well as our Indian operations.

Business Strategy
We have set a clear vision for achieving profitable growth with a defined, focused plan to return to double-digit return on invested capital (“ROIC”). Our vision statement - Driving Value Through Culture, Innovation and Results - represents the evolution of the Company’s innovation culture providing the basis for delivering even greater value. Our strategic pillars are defined as:

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

World-Class Operations:
We are committed to driving sustained excellence through the Cooper Standard Operating System (“CSOS”), our customized set of global best business practices. It is how we will continue to optimize performance on a global scale.

Engaged Employees:
Our employees are the foundation of the Company and the key factor to our success. Committed to excellence and driven to succeed, our employees are focused on the Company’s overall vision and strategy.

Cooper Standard’s global alignment around these strategic pillars continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company implemented CSOS to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world. Cooper Standard operates Global Councils focused on technology, customer and manufacturing initiatives to better leverage the scale of the Company, identify best practices and transfer them around the world. As a result of these initiatives, the Company has leveraged CSOS to drive an average savings from improved operating efficiency of approximately $75 million each of the past five years.
Cooper Standard continues to progress its diversification strategy through its Advanced Technology Group which is charged with accelerating and maximizing expertise in the Company’s core process types for applications in the industrial and specialty markets. This business also drives growth and diversification through the Company’s applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials.
The Company’s CS Open Innovation initiative aims to position Cooper Standard as the partner of choice for start-ups, universities and other suppliers through a proactive outreach program. The initiative is focused in the areas of materials science, manufacturing and process technology, digital/artificial intelligence and advanced product technology.
In addition, the Company has recently implemented a defined, focused plan to return to double-digit ROIC to help deliver sustained value for all of our stakeholders.
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
Cooper Standard utilizes its i3 Innovation Process (Imagine, Initiate, Innovate) and CS Open Innovation as mechanisms to capture ideas while promoting a culture of innovation. Ideas are carefully evaluated by our global technology council, and those that are selected are put on an accelerated development cycle. We are developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. Fortrex™, the

Company’s chemistry platform, offers reduced weight while delivering superior material performance and aesthetics. We have also developed several other significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlushSeal™, an advanced integrated solution for frame under glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance and Easy-Lock™, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles Cooper Standard has developed innovations to provide lightweight plastic tubing with our PC2000 multilayer tubing, smooth and CVT mid temperature multilayer tubing, and our next generation ErgoLock™ VDA quick connectors for glycol thermal management needs.
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
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
Our strong balance sheet allows us to selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend, which has been encouraged by the OEMs’ desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence.
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
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements, environmental impact and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance and simplify the manufacturing and assembly process. These are innovations that can be applicable and valuable to virtually any vehicle (including fuel, hybrid or electric-powered powertrains) or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets. Cooper Standard remains closely aligned with our customers and is prepared to meet their evolving needs as they shift their fleets and offer more electric vehicle options. We are focused on growing our business in this segment by leveraging our technology and innovation to provide value-add solutions for increasingly specialized technical requirements.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 92% of our global sales.

Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2020, 2019 and 2018:
Our other customers include OEMs such as Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Subsequent Events
In January 2021, one of the Company’s top customers announced restructuring activities in South America including their intention to cease manufacturing operations in Brazil. As a result, Cooper Standard’s Brazil manufacturing operations and sales attributable to that customer will be significantly impacted. The Company is assessing the impact of this announcement on our 2021 financial results, but does not expect the action to have a material impact on the business, results of operations, financial condition or cash flows.
In January 2021, two of the Company’s top customers, FCA and Groupe PSA, completed a merger. The combined business was renamed Stellantis. The Company does not expect this merger to have a material impact on the business, results of operations, financial condition or cash flows.

Products
We currently have three distinct product lines: sealing systems; fuel and brake delivery systems; and fluid transfer systems. These products are produced and supplied globally to a broad range of customers in multiple markets. On April 1, 2019, we completed the divestiture of the AVS product line within our North America, Europe and Asia Pacific segments. On July 1, 2020, we completed the divestiture of the European rubber fluid transfer and specialty sealing businesses, as well as our Indian operations.
In addition to these product lines, we also have sales to other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2020, 2019 and 2018 are as follows:

Product Lines					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
	Products:		–	Obstacle detection sensor system
	–	Fortrex™	–	Flush glass systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Tex-A-Fib (Textured Surface with Cloth Appearance)
	–	Stainless steel trim

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ tube coatings
	–	Quick connects	–	Gen III Posi-Lock™ quick connects
	–	Low Oligomer MLT CVT	–	Series 300 S300LT
	–	Brake jounce lines

FLUID TRANSFER SYSTEMS	Sense, deliver, connect and control fluid and vapors for optimal thermal management, powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects (SAE and VDA)	–	Charged air cooler ducts/assemblies
	–	DPF and SCR emission lines	–	Secondary air hoses
	–	Degas tanks	–	Brake and clutch hoses
	–	Air intake and charge	–	ArmorHose™ family of products
	–	Transmission Oil Cooling Hoses	–	Easy-Lock™ quick connect
	–	Multilayer tubing for glycol thermal management	–	Ergo-Lock™ VDA quick connect
	–	PC5000 high temperature MLT	–	PC2000

*Market position data from PwC (2019) and company estimates
Competition
We believe that the principal competitive factors in our industry are quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Henniges, Standard Profil, HSR&A, SaarGummi and JianXin, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea, Maruyasu and SeAH, among others. Our fluid transfer products compete with Conti-Tech, Hutchinson, Teklas, Tristone, Akwel and Fränkische, among others.
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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2020	$101.6	4.3%
2019	$114.9	3.7%
2018	$122.5	3.4%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlushSeal™, Gen III Posi-Lock™, Easy-Lock™, MagAlloy™, Ergo-Lock™, PC2000 and Fortrex™, help differentiate us and lead customers to seek our partnership.
We also have technology sharing and licensing agreements with various third parties, including Nishikawa Rubber Company, one of our joint venture partners in sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain sealing products. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services. We also have licensing and joint development agreements for commercial applications of our Fortrex™ chemistry platform in non-automotive industries.
Supplies and Raw Materials
Cooper Standard is committed to building strong relationships with our supply partners. We recognize the importance of engaging with suppliers to create value for our customers.
The principle raw materials for our business include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principle procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. We manage the procurement of our direct and indirect materials to assure supply continuity and to obtain the most favorable total cost.

Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing, based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world, although we continue to manage, with our supplier partners, short-term disruptions in production and logistics throughout our supply chain caused by the COVID-19 pandemic.
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
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a firm and definitive backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally six to seven years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although there is no guarantee that this will occur.
Human Capital and Safety
As of December 31, 2020, we had approximately 25,000 employees, including 3,100 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our domestic and non-domestic union agreements in 2020, and have several contracts set to expire in the next twelve months.
The attraction, retention and development of our employees is critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2020, our internal fill rate was approximately 56%. This metric, which is based on salaried director level positions and above, helps us to understand where employees are advancing in their career and the effectiveness of our internal development programs. Our voluntary employee turnover rate was approximately 13%. We believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.
In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2020, women made up approximately 36% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 20% of such roles.
Safety continues to be a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world class results for product quality. In 2020, our total incident rate (“TIR”) was 0.32, which represents an Occupational Safety and Health Administration measurement of on-the-job injuries in relation to total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group. Additionally, throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. After the onset of COVID-19, we adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of products to our customers. We monitor and track the impact of the pandemic on our employees and within our operations and proactively modify or adopt new practices to promote their health and safety.

Also in 2020, the Company was named to Newsweek’s list of America’s Most Responsible Companies for the second consecutive year and was recognized as one of the 2020 World’s Most Ethical Companies by Ethisphere. These awards are further testament to Cooper Standard’s commitment to ESG (environmental, social and governance) topics, including our core value of integrity.
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
Environmental
Cooper Standard considers itself a steward of the environment, and we monitor the environmental impact of our business and products. We prioritize our environmental management as a means of driving and sustaining excellence. We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on our financial condition, such costs could be material to our financial statements in the future. Further details regarding our commitments and contingencies are provided in Note 23. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”).
Market Data
Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as IHS Markit and PwC. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: the impact, and expected continued impact, of the recent COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; changes in our assumptions as a result of IRS issuing guidance on the Tax Cuts and Jobs Act; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Operational Risks
Our financial condition and results of operations have been, and are expected to continue to be, adversely affected by the recent COVID-19 outbreak.
We face risks related to public health issues, including epidemics and pandemics such as the global outbreak of COVID-19. The COVID-19 outbreak and preventative measures taken to contain or mitigate the COVID-19 outbreak have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in the financial markets both in the United States and globally. The continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions) may materially impact our financial condition and results of operations.
•Facilities. For example, beginning in the first quarter of 2020, we experienced the shutdown of effectively all of our facilities in Asia Pacific, North America, Europe and South America, coinciding with the shutdown of our customer facilities in those regions. While facilities gradually reopened and production resumed over the course of 2020, reopening was gradual and, at times, at lower capacities. A resurgence of the virus could cause another shutdown of our and our customers’ facilities. Although our automotive operations generally do not realize revenue while our facilities are shut down, we continue to incur significant operating and non-operating expenses associated with these facilities. In addition, government regulations and safety and social distancing procedures that we have implemented in our facilities have increased our operating costs, and we may not be able to pass along these increased costs to our customers.
•Supply chain. Our business relies on a number of third parties, including suppliers and distribution and logistics providers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 pandemic. These supply chain effects may have an adverse effect on our ability to meet customer demand and may result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses. A continued significant disruption to our production schedule will have an adverse effect on our financial condition, liquidity and results of operations.

•Workforce. If a significant percentage of our workforce, or the workforces of our suppliers and other third-party partners, is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted. We also depend on senior management and other key personnel and consultants, and the illness of certain personnel or consultants could result in the loss of expertise and negatively affect our operations.
•Demand. The economic slowdown attributable to COVID-19 has also led to a global decrease in vehicle sales in markets around the world. Based on current weak consumer confidence, rising unemployment levels, risks to small businesses and overall economic uncertainty, it is likely that global demand for light vehicles will be significantly lower than both historical and previously projected levels for an extended period, even as the COVID-19 pandemic begins to abate. As described in more detail under the risk factor entitled “We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition”, a sustained decline in vehicle sales would adversely affect our business, results of operations and financial condition.
•Liquidity. The COVID-19 pandemic has also caused significant disruptions to global financial markets. Such disruptions, together with the impact of COVID-19 on the automotive industry, may have a negative impact on our ability to access capital in the future on favorable terms or at all.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the pandemic in our key markets. In particular, a delay in wide distribution of a vaccine, or a lack of public acceptance of a vaccine, could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, even if a vaccine is widely distributed and accepted, the vaccine may not be successful in limiting or stopping the spread of COVID-19. Government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to our customers, suppliers or us and, if available, may nevertheless be insufficient to address the impacts of COVID-19. Therefore, it remains difficult to predict the extent or nature of these impacts at this time. The COVID-19 pandemic may also exacerbate the other risks disclosed in this Item 1A. Risk Factors.
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
Raw material costs can be volatile. The principle raw materials to produce our products include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 46% of our total cost of products sold in 2020. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers.
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
Our commitment to drive value through culture, innovation and results is dependent on our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce.
Our people are the driving force behind our success at Cooper Standard. Our ability to pursue breakthrough technology innovations, implement cutting-edge manufacturing and business processes, and achieve our operating and strategic goals is dependent on the engagement, skills, experience and knowledge of our employees. Any failure or delay in attracting, retaining and developing such a workforce, including the loss of key technological and leadership personnel, could adversely impact our business, financial condition and operating results.

Strategic Risks
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM and FCA, on a worldwide basis represented approximately 54% of our sales for the year ended December 31, 2020. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2020, approximately 78% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:
•currency exchange rate fluctuations, currency controls and restrictions, and the ability to hedge currencies;
•changes in local economic conditions;
•repatriation restrictions or requirements, including tax increases on remittances and other payments by our foreign subsidiaries;
•global sovereign fiscal uncertainty and hyperinflation in certain foreign countries;
•changes in laws and regulations, including laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, or taxes or the imposition of embargoes on imports from countries where we manufacture products;
•operating in foreign jurisdictions where the ability to enforce rights over intellectual property is limited as a statutory or practical matter;
•continued political, economic and regulatory uncertainty as a result of the United Kingdom’s withdrawal from the European Union (“Brexit”) on January 31, 2020, and the expiration of the transition period on December 31, 2020, including with respect to potential import/export restrictions that would affect products we ship to U.K. customers primarily from continental Europe;
•exposure to possible expropriation or other government actions;
•disease, pandemics or other severe public health events; and
•exposure to local political or social unrest including resultant acts of war, terrorism, or similar events.
The occurrence of any of these risks may adversely affect the results of operations and financial condition of our international operations and our business as a whole.
Expanding our sales and manufacturing operations in the Asia Pacific region, particularly in China, is an integral part of our strategy, and, as a result, our exposure to the risks described above is substantial.
In addition, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. Certain of the countries in which we operate present heightened corruption risks, which therefore increases the risks of our exposure under the FCPA and other applicable anti-bribery and corruption laws and regulations.
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
Certain of our operations are carried out by joint ventures. In joint ventures, we share the management of the company with one or more partners who may not have the same goals, resources or priorities as we do. The operations of our joint ventures are subject to agreements with our partners, which typically include additional organizational formalities as well as requirements to share information and decision making and may also limit our ability to sell our interest. Additional risks include one or more partners failing to satisfy contractual obligations, a change in ownership of any of our partners and our limited ability to control our partners’ compliance with applicable laws, including the FCPA. Any such occurrences could adversely affect our financial condition, operating results, cash flow or reputation.
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

Financial Risks
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
For discussion of our debt and financing arrangements, including our senior term loan facility (“Term Loan Facility”), 5.625% Senior Notes due 2026 (“Senior Notes”), 13.0% Senior Secured Notes due 2024 (“Senior Secured Notes”), our senior asset-based revolving credit facility (“ABL Facility”) and debt of certain foreign subsidiaries, see “Liquidity and Capital Resources - Financing Arrangements” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11. “Debt” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Report.
Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
•make it more difficult for us to satisfy our obligations;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings accrues interest at variable rates;
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
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreements governing the Term Loan Facility and the ABL Facility and the indentures governing the Senior Notes and the Senior Secured Notes, may limit or prevent us from taking any of these actions. In addition, a reduction of our credit rating could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. An inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Term Loan Facility, the Senior Notes, the Senior Secured Notes, or the ABL Facility.
Although the credit agreements governing the Term Loan Facility and the ABL Facility and the indentures governing the Senior Notes and the Senior Secured Notes contain certain limitations on our ability to incur additional indebtedness, they do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or incur such other obligations that may be permitted under our debt instruments, the risks associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.
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
LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or to disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities, our interest rate swap agreement or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.
Our debt instruments impose significant operating and financial restrictions on us and our subsidiaries.
The credit agreements governing the Term Loan Facility and the ABL Facility and the indentures governing the Senior Notes and the Senior Secured Notes impose significant operating and financial restrictions and limit our ability, among other things, to:

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
If there were an event of default under any of the agreements relating to our outstanding indebtedness whether as a result of a payment default, covenant breach or otherwise, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon occurrence of an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could exercise remedies against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, financial condition and results of operation.
Our expected annual effective tax rate and cash tax liability could be volatile and could materially change as a result of changes in many items including mix of earnings, debt and capital structure and other factors.
Many items could impact our effective tax rate and cash tax liability including changes in our debt and capital structure, mix of earnings and many other factors. Our overall effective tax rate is based upon the consolidated tax expense as a percentage of consolidated earnings before tax. However, tax expenses and benefits are not recognized on a consolidated or global basis, but rather on a jurisdictional, legal entity basis. Further, certain jurisdictions in which we operate generate losses where no current financial statement tax benefit is realized. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on our overall effective tax rate and cash tax liability in future years. Changes in rules related to accounting for income taxes, changes in tax laws and rates or adverse outcomes from tax audits that occur regularly in any of our jurisdictions could also have a significant impact on our overall effective tax rate and cash tax liability in future periods.
Our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2020, our pension plans were underfunded by $144.9 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.

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
We may not be able to procure insurance at reasonable rates to fully meet our needs.
Integral to our risk management strategy and due to requirements under certain of our contracts, we procure insurance coverage from third party insurers. There can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at needed limits. Such circumstances will lead to an increase in both our overall risk exposure and our operational expenses, disrupt the management of our business, and could have a material adverse effect on our business, financial condition and results of our operations.
The COVID-19 pandemic risk presents significant risks to our liquidity.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the effects of the COVID-19 pandemic on our customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. While we currently have no outstanding borrowings under our ABL facility, our ability to borrow against the ABL facility is limited to our borrowing base, which consists primarily of our U.S. and Canadian accounts receivable and inventory. Production shutdowns in both the US and Canada could lead to significant reductions in these working capital balances and significantly decrease our ability to borrow under our ABL facility.
In addition, if the Company has availability for borrowing under its ABL facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. The Company currently would not be able to satisfy such covenant and does not expect to be able to for the foreseeable future due to the impact of the COVID-19 pandemic on its business. Accordingly, the Company intends to manage any borrowings under its ABL facility to avoid triggering this maintenance covenant, which would further constrain its ability to utilize the ABL facility. As of December 31, 2020, there were no obligations outstanding under the ABL Facility. The Company’s borrowing base was $173.7 million. Net the greater of 10% of the borrowing base or $15.0 million that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5.5 million of outstanding letters of credit, the Company effectively had $150.9 million available for borrowing under its ABL facility.
Furthermore, production shutdowns will result in working capital swings which could result in increased outflows. As a result of the impacts of the COVID-19 pandemic, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.

Legal and Compliance Risks
We are involved from time to time in legal and regulatory proceedings, claims or investigations which could have an adverse impact on our results of operations and financial condition.
We are involved in legal and regulatory proceedings, claims or investigations that, from time to time, may be significant. These matters typically arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; employment matters; antitrust matters; anti-corruption matters; or allegations relating to legal compliance by us or our employees.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2020, our operations were conducted through 121 wholly-owned, leased and consolidated joint venture facilities in 21 countries (North and Central America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 72 are predominantly manufacturing facilities and 49 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Central America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	32	19
	Other (b)	26	1
Asia Pacific	Manufacturing (a)	17	6
	Other (b)	5	—
Europe	Manufacturing (a)	19	10
	Other (b)	17	—
South America	Manufacturing (a)	4	1
	Other (b)	1	—
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, administrative and logistics locations.
(*) Excludes 3 unutilized facilities: 2 Europe; 1 North America
(*) Includes 13 R&D facilities worldwide.
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
Holders of Common Stock
As of February 10, 2021, there were approximately 7 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility and Term Loan Facility and our indentures governing our Senior Notes and Senior Secured Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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
As of December 31, 2020, we had approximately $98.7 million of repurchase authorization remaining.
A summary of shares of our common stock repurchased during the three months ended December 31, 2020 is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2020 through October 31, 2020	74	$18.23	—	$98.7
November 1, 2020 through November 30, 2020	132	$15.69	—	$98.7
December 1, 2020 through December 31, 2020	—	$—	—	$98.7
Total	206		—	$98.7
(1) Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 31, 2015 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2020.
Comparison of Cumulative Return

	Ticker	12/31/2015	12/30/2016*	12/29/2017*	12/31/2018	12/31/2019	12/31/2020
Cooper-Standard Holdings Inc.	CPS	$100.00	$133.24	$157.88	$80.06	$42.74	$44.68
S&P 500	SPX	$100.00	$109.63	$133.27	$127.40	$167.18	$197.23
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$103.81	$136.36	$94.12	$124.98	$153.59
* Represents last trading day of the year
Item 6.        Selected Financial Data
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in Item 1A. “Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs. Prior to its divestiture on April 1, 2019, the Company also operated an AVS business. In 2020, approximately 83% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 17% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
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
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally six to seven years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
In 2020, approximately 51% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region.
The COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during 2020. A considerable amount of economic uncertainty remains heading into 2021 despite advances in vaccine technology and availability. Many industries remain significantly impacted by reduced labor availability as well as policies, regulations, risks and concerns surrounding the novel coronavirus. The result is continued uncertainty for the broader economic outlook and for the automotive industry around the world. Economists at the World Bank Group expect global economic output to increase by approximately 4% in 2021, remaining approximately 5% below pre-pandemic levels.
In North America, economic conditions and consumer confidence have improved since the second quarter of 2020 but continue to be negatively impacted by concerns over the COVID-19 pandemic and related government-imposed restrictions in certain states. Uncertainty related to the implementation of economic policies by the new administration in the United States will also likely weigh on consumer confidence in the region through the first half of 2021.
The United States government has taken historic measures to provide fiscal stimulus to the economy in an effort to sustain businesses, limit job losses and preempt deeper declines in consumer confidence during the pandemic. Further stimulus actions are considered likely. In view of these efforts, World Bank economists now expect economic expansion of approximately 3.5% in the United States and 3.7% economic growth in Mexico in 2021.
In Europe, the World Bank is projecting economic growth of approximately 3.6% for 2021. Current and potential future impacts of the COVID-19 pandemic will continue to weigh on the economies of the region. Due to the resurgence of COVID-19 in various regions, certain European governments have again mandated temporary closures of broad segments of their economies. While automotive production is continuing, on-going health risks, geopolitical concerns and the implementation of new environmental regulations in the automotive industry will likely continue to impact vehicle demand and economic growth.
In Asia Pacific, the World Bank expects China’s economic growth rate to rebound to 7.9% in 2021, reflecting the release of pent-up domestic consumer demand and continuation of production and exports. In addition, continued fixed asset investment in industrial technology and infrastructure, aided by more liberal credit policies, will likely support near-term economic growth.
In South America, the World Bank estimates that the Brazilian economy will grow by approximately 3.0% in 2021. The rebound is expected to be stronger in industrial and agriculture sectors while recovery in the services sector will be more subdued due to lingering consumer concerns and risk aversion impacting travel and tourism. In addition, the discontinuation of the government’s 2020 fiscal stimulus program will likely weigh on consumption. We remain cautious for the mid to long-term outlook given the long history of political instability and economic volatility in the region.
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
According to the forecasting firm IHS Markit, global light vehicle production was approximately 74.5 million units in 2020. This reflects a decline of approximately 16.2% globally.
Light vehicle production in certain regions for 2020 and 2019, as well as projections for 2021, are provided in the following table:

(In millions of units)	2021(1)	2020(1)	2019(1)	Projected % Change 2020-2021	% Change 2019-2020
North America	16.3	13.0	16.3	25.1%	(20.1)%
Europe	19.0	16.6	21.2	14.3%	(21.6)%
Asia Pacific	44.5	41.0	46.2	8.7%	(11.4)%
Greater China	25.1	23.6	24.7	6.1%	(4.2)%
South America	3.0	2.2	3.3	32.8%	(31.4)%
(1) Production data based on IHS Markit, January 2021.

The COVID-19 pandemic has emerged as the biggest risk factor facing the automotive industry. In the first half of 2020, total vehicle production decreased substantially across the globe. Plant shutdowns have greatly slowed production and have been accompanied by decreased demand for vehicles, as new vehicle sales are highly dependent on strong consumer confidence and low unemployment. While the outlook for the full year 2021 remains uncertain, the global economy has begun to rebound from the impacts of the pandemic. Additionally, continued distribution of vaccine treatments could improve consumer confidence. Lower unemployment rates and lower than normal light vehicle inventory levels could also have a positive impact on light vehicle production going forward.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. These policies require the most difficult, subjective or complex judgments that management makes in the preparation of the financial statements and accompanying notes. We consider an accounting estimate to be critical if (i) it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and (ii) changes in the estimate or different estimates that we could have selected could have had a material impact on our financial condition or results of operations. Such critical accounting estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. While other items in our consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Goodwill. The Company’s organizational structure changed on January 1, 2020. See Note 24. “Business Segments” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further detail on this reorganization of our business. Prior to this change in organizational structure, the Company’s North America operating segment was the only reporting unit in which goodwill was recorded. As a result of the change in organizational structure, a portion of the goodwill that was previously attributable to the North America reporting unit was reallocated to the Industrial Specialty Group reporting unit based on the relative fair value approach. The Industrial Specialty

Group reporting unit is a component of the Advanced Technology Group operating segment, which is reflected in “Corporate, eliminations and other”. The change in organizational structure of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test.
Goodwill is tested for impairment by reporting unit as of October 1 of each year or more frequently if events or circumstances indicate that an impairment may exist. Other than the change in organizational structure noted above, there were no other indicators of potential impairment during the year ended December 31, 2020.
For our goodwill analysis, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. The annual goodwill impairment analysis for 2020 resulted in no impairment. See Note 10. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is based upon either estimated salvage value or estimated orderly liquidation value. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2020, we recorded impairment charges related to buildings and machinery and equipment in North America, Europe, Asia Pacific, and Corporate and other segments. In 2019, we recorded impairment charges related to machinery and equipment in our Europe, Asia Pacific, and Corporate and other segments. See Note 9. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Income Taxes. In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pretax operating income which considers forecasted revenue trends within the automotive industry, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize three years’ cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain jurisdictions, our analysis indicates that we have cumulative three-year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three-year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis. Although we are in a three-year cumulative loss in certain jurisdictions as of December 31, 2020, we have a recent history of earnings prior to the onset of the COVID-19 pandemic. We expect to return to profitability in jurisdictions where a valuation allowance is not recorded as the effects of the pandemic subside and we begin to generate sufficient taxable income to utilize our deferred tax assets. In other foreign jurisdictions and U.S. states we concluded that it is more likely than not that the net deferred tax assets may not be realized in the future. Accordingly, we continue to maintain and adjust as appropriate the valuation allowance related to those net deferred tax assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
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
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs, which included non-cash settlement charges of $0.2 million, were approximately $5.7 million and $0.4 million, respectively, for the year ended December 31, 2020.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2020 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to equity positions, including both public and private equity investments, than to fixed-income securities.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2020 were as follows:

	U.S.	Non-U.S.
Discount rate	2.48%	1.36%
Rate of compensation increase	N/A (*)	1.23%
Cash balance interest credit rate	4.50%	N/A
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2020 were as follows:

	U.S.	Non-U.S.
Discount rate	3.28%	2.33%
Expected return on plan assets	5.75%	3.73%
Rate of compensation increase	N/A (*)	3.99%
*As the U.S. plans are frozen, the rate of compensation increase was not applicable.

The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2021 net periodic benefit cost	Impact on PBO as of December 31, 2020
1% increase in discount rate	-$1.2 million	-$54.8 million
1% decrease in discount rate	+$1.4 million	+$67.9 million
1% increase in expected return on plan assets	-$3.1 million	—
1% decrease in expected return on plan assets	+$3.1 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $3.6 million in 2021.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2020 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.34%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A
Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $1.1 million in 2021.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $1.0 million and $4.5 million, respectively in 2021.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.6 million in 2021.

Results of Operations

	Year Ended December 31,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Sales	$2,375,439	$3,108,400	$(732,961)
Cost of products sold	2,227,892	2,749,278	(521,386)
Gross profit	147,547	359,122	(211,575)
Selling, administration & engineering expenses	263,611	302,496	(38,885)
Gain on sale of business, net	(2,834)	(191,571)	188,737
Amortization of intangibles	11,611	17,966	(6,355)
Impairment of assets held for sale	86,470	—	86,470
Other impairment charges	17,893	23,139	(5,246)
Restructuring charges	39,482	51,102	(11,620)
Operating (loss) profit	(268,686)	155,990	(424,676)
Interest expense, net of interest income	(59,167)	(44,113)	(15,054)
Equity in earnings of affiliates	396	6,504	(6,108)
Pension settlement charges	(184)	(15,819)	15,635
Other expense, net	(2,580)	(4,260)	1,680
(Loss) income before income taxes	(330,221)	98,302	(428,523)
Income tax (benefit) expense	(60,847)	36,089	(96,936)
Net (loss) income	(269,374)	62,213	(331,587)
Net loss attributable to noncontrolling interests	1,769	5,316	(3,547)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(267,605)	$67,529	$(335,134)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019.
Sales
Sales for the year ended December 31, 2020 decreased 23.6%, compared to the year ended December 31, 2019. The decline was mainly driven by the decrease in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, net divestitures, foreign exchange and customer price reductions.

	Year Ended December 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(Dollar amounts in thousands)
Total sales	$2,375,439	$3,108,400	$(732,961)	$(550,103)	$(2,207)	$(180,651)
* Net of customer price reductions

Gross Profit

	Year Ended December 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases
	(Dollar amounts in thousands)
Cost of products sold	$2,227,892	$2,749,278	$(521,386)	$(296,967)	$(613)	$(223,806)
Gross profit	147,547	359,122	(211,575)	(253,136)	(1,594)	43,155
Gross profit percentage of sales	6.2%	11.6%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2020 decreased $521.4 million, or 19.0%, compared to the year ended December 31, 2019. Materials comprise the largest component of our cost of products sold and represented approximately 46% and 51% of total cost of products sold for the years ended December 31, 2020 and December 31, 2019, respectively. The change in the cost of products sold was driven by the decrease in production volumes due to government imposed global shutdowns related to the COVID-19 pandemic, the sale of our AVS product line in 2019, the divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations in 2020, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, restructuring savings, foreign exchange, and wage inflation.
Gross profit for the year ended December 31, 2020 decreased $211.6 million compared to the year ended December 31, 2019. As a percentage of sales, gross profit was 6.2% and 11.6% for the years ended December 31, 2020 and 2019, respectively. The decrease was driven by the decline in vehicle production volume due to government imposed global shutdowns related to the COVID-19 pandemic, customer price reductions, variable employee compensation expenses and wage inflation. These items were partially offset by net favorable operational performance, restructuring savings, the non-recurrence of prior period commercial settlements in China, foreign exchange and material cost reductions.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2020 was $263.6 million, or 11.1% of sales, compared to $302.5 million, or 9.7% of sales, for the year ended December 31, 2019. The decrease in expense was primarily due to savings generated from salaried headcount initiatives including net divestitures and lower travel expenses, partially offset by general inflation and higher variable employee compensation expenses.
Gain on Sale of Business, net. The gain on sale of business of $2.8 million for the year ended December 31, 2020 related to our 2020 divestitures, which included the European fluid transfer and specialty sealing business, our Indian operations, the deconsolidation of a joint venture in our Asia Pacific region, and the finalized adjustments related to the sale of our AVS product line. Gain on sale of business of $191.6 million for the year ended December 31, 2019 related to the sale of our AVS product line within our North America, Europe and Asia Pacific segments.
Amortization of Intangibles. Intangible amortization for the year ended December 31, 2020 decreased $6.4 million compared to the year ended December 31, 2019. The decrease was primarily driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Impairment of Assets Held for Sale. Non-cash impairment charges for the year ended December 31, 2020 increased $86.5 million compared to the year ended December 31, 2019. The increase related to reducing the carrying value of the divested assets to fair value less costs to sell. Fair value was determined using a market approach, estimated based on expected proceeds.
Other Impairment Charges. Non-cash asset impairment charges for the year ended December 31, 2020 decreased $5.2 million compared to the year ended December 31, 2019. The charges related to property, plant and equipment impairment charges and building operating lease impairment charges.
Restructuring. Restructuring charges for the year ended December 31, 2020 decreased $11.6 million compared to the year ended December 31, 2019. Our restructuring actions include plant closures and workforce reductions and are initiated to maintain our competitive footprint or in response to changes in global and regional automotive markets. The decreases attributable to Europe and Corporate and other were primarily due to footprint rationalization actions and salaried employee initiatives that were completed in 2019. During 2020, the increases attributable to North America were primarily due to plant closures. We will continue to incur additional restructuring costs related to plans for ongoing footprint consolidation, primarily in Europe and North America.
Interest Expense, net. Net interest expense for the year ended December 31, 2020 increased $15.1 million compared to the year ended December 31, 2019, primarily due to higher outstanding debt balances including the Senior Secured Notes that we issued during 2020.
Pension Settlement Charges. Non-cash pension settlement charges of $0.2 million for the year ended December 31, 2020 related to non-U.S. pension plans. Settlement charges of $15.8 million for the year ended December 31, 2019 related primarily to the purchase of a bulk annuity policy to de-risk a portion of our pension obligations in the U.S.
Other Expense, net. Other expense for the year ended December 31, 2020 decreased $1.7 million compared to the year ended December 31, 2019. The decrease was primarily due to lower foreign currency losses in the year ended December 31, 2020.
Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2020 was $60.8 million on losses before taxes of $330.2 million. This compares to income tax expense of $36.1 million on earnings before taxes of $98.3 million for the year ended December 31, 2019. The tax benefit in 2020 differed from the statutory rate due to incremental valuation allowances recorded on tax losses generated in certain foreign jurisdictions and U.S. states, permanent benefits generated by the ability to carry back net operating losses in the U.S. up to five years at the tax rates in effect during those periods under the business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted during 2020, the mix of income between the U.S. and foreign sources, permanent impacts from the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operations, tax credits and incentives, and other nonrecurring discrete items. Tax expense in 2019 differed from the statutory rate due to incremental valuation allowance recorded on tax losses generated in certain foreign jurisdictions, permanent impacts from the sale of the AVS product line, the mix of income between U.S. and foreign sources, tax incentives, other tax credits, and other nonrecurring discrete items.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018.
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2019 for discussion of the results of operations for the year ended December 31,
2019 compared to the year ended December 31, 2018, which is incorporated by reference herein.

Segment Results of Operations
Our business is organized into the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. We use Segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables presents sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019
Sales

	Year Ended December 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,141,368	$1,543,845	$(402,477)	$(345,398)	$(2,248)	$(54,831)
Europe	586,739	826,335	(239,596)	(156,374)	13,047	(96,269)
Asia Pacific	468,042	503,953	(35,911)	(9,814)	3,454	(29,551)
South America	60,754	94,535	(33,781)	(16,785)	(16,996)	—
Total Automotive	2,256,903	2,968,668	(711,765)	(528,371)	(2,743)	(180,651)
Corporate, eliminations and other	118,536	139,732	(21,196)	(21,732)	536	—
Consolidated	$2,375,439	$3,108,400	$(732,961)	$(550,103)	$(2,207)	$(180,651)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was mainly driven by the impact of the decline in vehicle production volume caused by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange was primarily related to the Brazilian Real and the Euro.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2020	2019	Change	Volume / Mix*	Foreign Exchange	Cost Decreases / (Increases)	Divestitures
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$90,638	$213,250	$(122,612)	$(156,091)	$900	$36,548	$(3,969)
Europe	(39,004)	22,922	(61,926)	(72,877)	1,829	12,333	(3,211)
Asia Pacific	12,472	(27,497)	39,969	(12,102)	4,634	45,432	2,005
South America	(13,841)	(3,446)	(10,395)	(1,148)	(7,477)	(1,770)	—
Total Automotive	50,265	205,229	(154,964)	(242,218)	(114)	92,543	(5,175)
Corporate, eliminations and other	(14,588)	(3,621)	$(10,967)	(10,918)	(1,488)	(759)	2,198
Consolidated adjusted EBITDA	$35,677	$201,608	$(165,931)	$(253,136)	$(1,602)	$91,784	$(2,977)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was mainly driven by the impact of the decline in vehicle production volume caused by government imposed global shutdowns related to the COVID-19 pandemic.
•The impact of foreign currency exchange was impacted by the Brazilian Real, the Chinese Renminbi, Canadian Dollar, the Euro, the Polish Zloty, and the Czech Koruna.

•The Cost Decreases / (Increases) category above includes:
◦Reduction in compensation-related expenses, due to salaried headcount initiatives, purchasing savings through lean initiatives, and restructuring savings;
◦Commodity cost fluctuations, wage increases and variable employee compensation increases;
◦The non-recurrence of the prior year one-time impact of commercial settlements in Asia Pacific and tax settlements in Brazil;
◦Net manufacturing efficiencies of $63 million, weakened by the impact of COVID-19, primarily driven by our European, North America and Asia Pacific segments.
Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
Sales

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,543,845	$1,872,938	$(329,093)	$(165,118)	$(5,589)	$(158,386)
Europe	826,335	982,967	(156,632)	(58,348)	(44,866)	(53,418)
Asia Pacific	503,953	571,160	(67,207)	(81,777)	(22,623)	37,193
South America	94,535	98,063	(3,528)	4,393	(7,921)	—
Total Automotive	2,968,668	3,525,128	(556,460)	(300,850)	(80,999)	(174,611)
Corporate, eliminations and other	139,732	98,914	40,818	(9,366)	(5,866)	56,050
Consolidated	$3,108,400	$3,624,042	$(515,642)	$(310,216)	$(86,865)	$(118,561)
* Net of customer price reductions
•The impact of foreign currency exchange primarily related to the Euro, the Chinese Renminbi, and the Brazilian Real.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2019	2018	Change	Volume / Mix*	Foreign Exchange	Cost Decreases / (Increases)	Acquisitions / Divestiture, Net
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$213,250	$319,653	$(106,403)	$(103,403)	$(6,828)	$15,196	$(11,368)
Europe	22,922	40,980	(18,058)	(25,169)	(3,221)	14,819	(4,487)
Asia Pacific	(27,497)	14,118	(41,615)	(50,919)	(1,274)	10,752	(174)
South America	(3,446)	(7,138)	3,692	2,261	(866)	2,297	—
Total Automotive	205,229	367,613	(162,384)	(177,230)	(12,189)	43,064	(16,029)
Corporate, eliminations and other	(3,621)	5,045	(8,666)	(3,680)	1,539	(13,379)	6,854
Consolidated adjusted EBITDA	$201,608	$372,658	$(171,050)	$(180,910)	$(10,650)	$29,685	$(9,175)
* Net of customer price reductions
•The unfavorable impact of foreign currency exchange was primarily driven by the Canadian Dollar, the Euro, the Chinese Renminbi, the Polish Zloty, the Czech Koruna and the Brazilian Real.

•The Cost Decreases / (Increases) category above includes:
◦The increase in commodity, general inflation, and tariffs;
◦Tax settlements in South America and the one-time impact of commercial settlements in Asia Pacific;
◦Net operational efficiencies of $80.9 million primarily driven by our North America, Europe, and Asia Pacific segments; and
◦The decrease in selling, administrative and engineering expense due to efficiencies related to cost improvement initiatives.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
We intend to fund our ongoing working capital, capital expenditures, debt service and other funding requirements through a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. We utilize intercompany loans and equity contributions to fund our worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 11. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report for a detailed discussion of terms and conditions related to our debt.
We continue to take aggressive action to preserve cash and enhance liquidity, including significantly decreasing our capital expenditures. In the second quarter of 2020, we issued $250 million in 13% Senior Secured Notes to provide additional liquidity due to the financial uncertainties resulting from the COVID-19 pandemic. Based on those actions and current projections for increasing OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the impact of COVID-19, and other factors.
Cash Flows
Operating Activities. Net cash used in operating activities was $15.9 million for the year ended December 31, 2020, compared to net cash provided by operating activities of $97.7 million for the year ended December 31, 2019. The change was primarily due to decreased cash earnings, partially offset by collections on receivables and changes in other working capital items.
Net cash provided by operating activities was $97.7 million for the year ended December 31, 2019, compared to $149.4 million for the year ended December 31, 2018. The lower inflow was primarily due to decreased cash earnings, and timing of customer payments, partially offset by payments to suppliers and changes in accrued liabilities.
Investing Activities. Net cash used in investing activities was $106.9 million for the year ended December 31, 2020, compared to net cash provided by investing activities of $84.0 million for the year ended December 31, 2019. Cash used in investing activities consisted primarily of capital spending of $91.8 million for the year ended December 31, 2020. For the year ended December 31, 2019, cash provided by investing activities consisted primarily of gross proceeds of $243.4 million from the sale of our AVS product line, partially offset by capital spending of $164.5 million. Significant decreases in capital expenditures occurred throughout 2020, in order to preserve liquidity in response to the COVID-19 pandemic. We anticipate that we will spend approximately $100 million to $125 million on capital expenditures in 2021.
Net cash provided by investing activities was $84.0 million for the year ended December 31, 2019, compared to net cash used in investing activities of $383.0 million for the year ended December 31, 2018.
Financing Activities. Net cash provided by financing activities totaled $207.7 million for the year ended December 31, 2020, compared to net cash used in financing activities of $84.0 million for the year ended December 31, 2019. The inflow was primarily due to proceeds from issuance of the Senior Secured Notes during the year ended December 31, 2020 There were also no share repurchases during the year ended December 31, 2020.

Net cash used in financing activities totaled $84.0 million for the year ended December 31, 2019, compared to $14.4 million for the year ended December 31, 2018. The change was primarily due to repayment of borrowings under our revolving credit facility and local borrowing lines. Cash used for share repurchases was $36.6 million and $60.0 million for the years ended December 31, 2019 and 2018, respectively.
Senior Notes
On November 2, 2016, the Company’s wholly-owned subsidiary, CSA Inc. (the “Issuer”) completed a private offering of debt securities consisting of the issuance of $400.0 million aggregate principal amount of its 5.625% notes due 2026 (the “Senior Notes”). The proceeds from the sale of the Senior Notes were used to repay the non-extended term loans outstanding under the Term Loan Facility and to pay fees and expenses related to the refinancing. The Senior Notes are guaranteed by us, as well as each of CSA Inc.’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility and the Term Loan Facility. The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the indenture. The Senior Notes will mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
If a Change of Control (as defined in the indenture) occurs, we will be required to make an offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Senior Secured Notes
On May 29, 2020, Cooper Standard Automotive Inc. (the “Issuer”), issued $250.0 million aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”), pursuant to the Indenture, dated as of May 29, 2020 (the “Indenture”), by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933. Proceeds from the Senior Secured Notes were used to provide additional liquidity for the Company. The Senior Secured Notes are guaranteed on a senior secured basis by CS Intermediate HoldCo 1 LLC and each of the Issuer’s present and future subsidiaries that are obligors or guarantee the Term Loan Facility and each of the Issuer’s wholly owned domestic subsidiaries that are obligors under, or guarantee, certain other indebtedness, subject to certain exceptions. The notes are also guaranteed on a senior unsecured basis by Cooper-Standard Latin America B.V.
The Issuer may redeem all or part of the Senior Secured Notes prior to maturity at the prices set forth in the Indenture. The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year, commencing on December 1, 2020.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a third amendment of our ABL Facility. In March 2020, the Company entered into the First Amendment of the Third Amended and Restated Loan Agreement (“the Amendment”). As a result of the Amendment, the senior asset-based revolving credit facility (“ABL Facility”) maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180.0 million.
In addition, our ABL Facility provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $280.0 million.
The ABL Facility includes affirmative and negative covenants that impose substantial restrictions on our financial and business operations. The ABL Facility also contains various events of default that are customary for comparable facilities.
Loan and letter of credit availability under the agreement is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 85% of eligible tooling accounts receivable; minus reserves established by the agent. The obligations under the ABL Facility and the related guarantees are secured by various assets, as detailed in Note 11. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:
•in the case of borrowings by U.S. Borrower, London Inter-Bank Offered Rate (“LIBOR”) or the base rate plus, in each case, an applicable margin; or

•in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or
•in the case of borrowings by the Dutch Borrower, LIBOR plus an applicable margin.
The applicable margin may vary between 1.50% and 2.00% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.50% and 1.00% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
As of December 31, 2020, the Company had $150.9 million in availability. As of December 31, 2020 and 2019, the Company had $1.0 million and $0.7 million, respectively, in unamortized debt issuance costs.
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
As of December 31, 2020, the principal amount of $326.4 million was outstanding, and the Company had $1.7 million unamortized debt issuance costs and $1.1 million of unamortized original issue discount.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain European customers accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2020 and 2019, we had $85.1 million and $103.8 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2020 and 2019, total accounts receivable factored were $476.4 million and $556.1 million, respectively. Costs incurred on the sale of receivables were $0.8 million, $1.0 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing our ABL Facility and Term Loan Facility and the indenture governing the Senior Notes and Senior Secured Notes.
As of December 31, 2020, we had no other off-balance sheet arrangements.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2020, we had approximately $98.7 million of repurchase authorization under the 2018 Program.
We did not make any repurchases during the year ended December 31, 2020.
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
The following table summarizes the total amounts due as of December 31, 2020 under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$1,012.4	$39.4	$323.0	$250.0	$400.0
Interest on debt obligations	275.7	65.5	126.5	61.2	22.5
Operating lease obligations	141.0	26.8	38.9	24.2	51.1
Finance lease obligations	38.5	3.5	6.4	7.0	21.6
Total	$1,467.6	$135.2	$494.8	$342.4	$495.2
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2020, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1.4 million.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $1.0 million and $4.5 million, respectively, in 2021. Our minimum funding requirements after 2021 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.6 million in 2021.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $11.3 million as of December 31, 2020 have been excluded from the contractual obligations table above. See Note 17. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2020 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, Term Loan Facility, Senior Notes, and Senior Secured Notes;
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2020	2019	2018
	(Dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(267,605)	$67,529	$103,601
Income tax (benefit) expense	(60,847)	36,089	(29,400)
Interest expense, net of interest income	59,167	44,113	41,004
Depreciation and amortization	154,229	151,953	146,698
EBITDA	$(115,056)	$299,684	$261,903
Impairment of assets held for sale	86,470	—	—
Gain on sale of business, net (1)	(2,834)	(191,571)	—
Restructuring charges (2)	39,482	51,102	29,722
Other impairment charges (3)	17,417	23,139	43,706
Pension settlement charges (4)	184	15,997	775
Project costs (5)	5,648	2,090	4,881
Lease termination costs (6)	771	1,167	—
Divested noncontrolling interest debt extinguishment	3,595	—	—
Goodwill impairment charges (7)	—	—	39,818
Gain on sale of land (8)	—	—	(10,377)
Amortization of inventory write-up (9)	—	—	1,460
Loss on refinancing and extinguishment of debt (10)	—	—	770
Adjusted EBITDA	$35,677	$201,608	$372,658

(1)Gain on sale of business primarily related to divestitures in 2020 and divestiture of AVS product line in 2019. See Note 5. “Divestitures” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
(2)Includes non-cash impairment charges related to restructuring.
(3)Other non-cash impairment charges in 2020 of $17,417 related to fixed assets and right-of-use operating lease assets, net of approximately $476 attributable to our noncontrolling interest. Impairment charges in 2019 related to fixed assets of $23,139. Impairment charges in 2018 related to intangible assets of $791 and fixed assets of $42,915.
(4)Non-cash pension settlement charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
(5)Project costs recorded in selling, administration and engineering expense related to acquisitions and divestitures.
(6)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(7)Non-cash goodwill impairment charges in 2018 related to impairments at our Europe and Asia Pacific reporting units, net of approximately $5,463 attributable to our noncontrolling interests.
(8)Gain on sale of land in Europe that was contemplated in conjunction with our restructuring plan. See Note 9. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
(9)Amortization of write-up of inventory to fair value for the 2018 acquisitions.
(10)Loss on refinancing and extinguishment of debt relating to the March 2018 amendment and May 2017 amendment of the Term Loan Facility.
Recent Accounting Pronouncements
See Note 3. “New Accounting Pronouncements” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in interest rates, currency exchange rates and commodity prices. We actively manage our exposure to risk from changes in foreign currency exchange rates through the use of derivative financial instruments in accordance with management’s guidelines. We do not enter into derivative instruments for trading or speculative purposes. See Item 8. “Financial Statements and Supplementary Data,” specifically Note 12. “Fair Value Measurements and Financial Instruments” to the consolidated financial statements.
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2020, the notional amount of these contracts was $97.5 million. As of December 31, 2020, the fair value of the Company’s forward foreign exchange contracts was an asset of $1.1 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2020	December 31, 2019
10% strengthening of U.S. Dollar	($5.6) million	($7.8) million
10% weakening of U.S. Dollar	+ $7.3 million	+ $10.5 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2020, net sales outside of the United States accounted for 78% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts through the third quarter of 2018 to manage cash flow variability associated with its variable rate Term Loan Facility. Such interest rate swap contracts fixed the interest payments of variable rate debt instruments in order to manage exposure to fluctuations in interest rates. We did not enter into any interest rate swap contracts in 2020. As of December 31, 2020 and 2019, approximately 37.9% and 50.9%, respectively, of our total debt was at variable interest rates. The pre-tax earnings and cash flow impact of a 100 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2020 would be a $3.6 million increase or decrease, respectively, on an annualized basis.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. Historically, we have used derivative instruments to reduce our exposure to fluctuations in certain commodity prices. We did not enter into any commodity derivative instruments in 2020. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

Impairment of property, plant and equipment

Description of the Matter	As of December 31, 2020, the Company’s property, plant and equipment balance was $892 million. As discussed in Note 9 to the consolidated financial statements, during 2020 the Company recorded property, plant and equipment impairment charges at certain locations within its Europe, North America and Asia Pacific segments due to the deterioration of their financial results. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain assets were impaired. The Company recognized a $13 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. The Company determined fair value using estimated orderly liquidation value or value-in-exchange cost method, which were deemed the highest and best use of the assets.
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

Income Taxes - Realizability of Deferred Tax Assets

Description of the Matter	As described in Note 17, as of December 31, 2020, the Company had consolidated deferred tax assets of $129 million (net of valuation allowances of $234 million). Valuation allowances are established when management estimates that it is more likely than not the tax benefit associated with the deferred tax asset will not be realized in future tax periods. In making such determination, the Company considers all available evidence, both positive and negative, regarding the realization of the deferred tax assets and the assessment of the likelihood of sufficient future taxable income. Sources of taxable income include taxable income in prior carryback year(s) if permitted under the tax law, future reversals of existing deferred tax assets and liabilities, tax planning strategies that are prudent and feasible, and projections of future taxable income (exclusive of the reversals of existing deferred tax assets and liabilities).

Auditing management’s assessment of recoverability of deferred tax assets of $63 million for the U.S. federal jurisdiction involved complex auditor judgment in determining whether the reversal of temporary differences and the Company’s estimate of future taxable income that may be affected by future market and economic conditions are sufficient to support the realization of the existing deferred tax assets before expiration, if applicable.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the realizability of deferred tax assets. This included controls over management’s projections of future taxable income and the future reversal of existing taxable temporary differences related to the U.S federal jurisdiction.

To test the realizability of the Company’s deferred tax assets for the U.S. federal jurisdiction, our audit procedures included evaluating the time period over which temporary differences are expected to reverse, evaluating the assumptions used by the Company to develop projections of future taxable income, and testing the calculations of existing temporary book-tax differences. We evaluated the assumptions used by the Company to develop projections of future taxable income for the U.S. federal jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. We compared the projections of future taxable income for the U.S. federal jurisdiction with the actual results of prior periods and considered external data sources and historical trends, to the extent applicable. We also reconciled the projections of future income with other forecasted financial information prepared by the Company. Professionals with specialized skill and knowledge were used to assist in the evaluation of the realizability of the Company’s deferred tax assets for the U.S. federal jurisdiction, including consideration of applicable tax statutes and related interpretations and precedents.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.

Detroit, Michigan
February 22, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Detroit, Michigan
February 22, 2021

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Sales	$2,375,439	$3,108,400	$3,624,042
Cost of products sold	2,227,892	2,749,278	3,075,737
Gross profit	147,547	359,122	548,305
Selling, administration & engineering expenses	263,611	302,496	314,805
Gain on sale of business, net	(2,834)	(191,571)	—
Gain on sale of land	—	—	(10,377)
Amortization of intangibles	11,611	17,966	14,844
Impairment of assets held for sale	86,470	—	—
Goodwill impairment charges	—	—	45,281
Other impairment charges	17,893	23,139	43,706
Restructuring charges	39,482	51,102	29,722
Operating (loss) profit	(268,686)	155,990	110,324
Interest expense, net of interest income	(59,167)	(44,113)	(41,004)
Equity in earnings of affiliates	396	6,504	6,718
Loss on refinancing and extinguishment of debt	—	—	(770)
Pension settlement charges	(184)	(15,819)	(775)
Other expense, net	(2,580)	(4,260)	(4,838)
(Loss) income before income taxes	(330,221)	98,302	69,655
Income tax (benefit) expense	(60,847)	36,089	(29,400)
Net (loss) income	(269,374)	62,213	99,055
Net loss attributable to noncontrolling interests	1,769	5,316	4,546
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(267,605)	$67,529	$103,601

(Loss) earnings per share:
Basic	$(15.82)	$3.94	$5.79
Diluted	$(15.82)	$3.92	$5.66
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(269,374)	$62,213	$99,055
Other comprehensive income (loss):
Currency translation adjustment	18,429	(13,308)	(46,902)
Benefit plan liabilities adjustment, net of tax	(5,919)	4,215	4,943
Fair value change of derivatives, net of tax	410	810	1,009
Other comprehensive income (loss), net of tax	12,920	(8,283)	(40,950)
Comprehensive (loss) income	(256,454)	53,930	58,105
Comprehensive loss attributable to noncontrolling interests	694	5,795	6,172
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(255,760)	$59,725	$64,277
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$438,438	$359,536
Accounts receivable, net	379,564	423,155
Tooling receivable, net	82,150	148,175
Inventories	143,742	143,439
Prepaid expenses	29,748	34,452
Income tax receivable and refundable credits	85,977	32,763
Other current assets	100,110	60,750
Total current assets	1,259,729	1,202,270
Property, plant and equipment, net	892,309	988,277
Operating lease right-of-use assets, net	109,795	83,376
Goodwill	142,250	142,187
Intangible assets, net	67,679	84,369
Deferred tax assets	66,111	56,662
Other assets	74,071	78,441
Total assets	$2,611,944	$2,635,582

Liabilities and Equity
Current liabilities:
Debt payable within one year	$40,731	$61,449
Accounts payable	385,284	426,055
Payroll liabilities	112,727	88,486
Accrued liabilities	110,827	119,841
Current operating lease liabilities	21,711	24,094
Total current liabilities	671,280	719,925
Long-term debt	982,760	746,179
Pension benefits	152,230	140,010
Postretirement benefits other than pensions	49,613	48,313
Long-term operating lease liabilities	90,517	60,234
Deferred tax liabilities	8,638	10,785
Other liabilities	32,795	34,154
Total liabilities	1,987,833	1,759,600
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 18,962,894 shares issued and 16,897,085 outstanding as of December 31, 2020 and 18,908,566 shares issued and 16,842,757 outstanding as of December 31, 2019	17	17
Additional paid-in capital	498,719	490,451
Retained earnings	350,270	619,448
Accumulated other comprehensive loss	(241,896)	(253,741)
Total Cooper-Standard Holdings Inc. equity	607,110	856,175
Noncontrolling interests	17,001	19,807
Total equity	624,111	875,982
Total liabilities and equity	$2,611,944	$2,635,582
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2017	17,914,599	$18	$512,815	$508,722	$(197,974)	$823,581	$28,520	$852,101
Cumulative effect of change in accounting principle	—	—	—	8,639	(8,639)	—	—	—
Repurchase of common stock	(549,019)	(1)	(14,259)	(46,306)	—	(60,566)	—	(60,566)
Share-based compensation, net	189,157	—	5,637	(5,441)	—	196	—	196
Purchase of noncontrolling interest	—	—	(2,682)	—	—	(2,682)	312	(2,370)
Contribution from noncontrolling interests	—	—	—	—	—	—	1,377	1,377
Acquisition	—	—	—	—	—	—	6,246	6,246
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(3,614)	(3,614)
Net income (loss) for 2018	—	—	—	103,601	—	103,601	(4,546)	99,055
Other comprehensive loss	—	—	—	—	(39,324)	(39,324)	(1,626)	(40,950)
Balance as of December 31, 2018	17,554,737	17	501,511	569,215	(245,937)	824,806	26,669	851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(817,954)	—	(21,459)	(14,478)	—	(35,937)	—	(35,937)
Share-based compensation, net	105,974	—	9,101	(211)	—	8,890	—	8,890
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Contribution from noncontrolling interests	—	—	—	—	—	—	6,048	6,048
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,058)	(1,058)
Net income (loss) for 2019	—	—	—	67,529	—	67,529	(5,316)	62,213
Other comprehensive loss	—	—	—	—	(7,804)	(7,804)	(479)	(8,283)
Balance as of December 31, 2019	16,842,757	17	490,451	619,448	(253,741)	856,175	19,807	875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	54,328	—	8,268	—	—	8,268	—	8,268
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(2,112)	(2,112)
Net loss for 2020	—	—	—	(267,605)	—	(267,605)	(1,769)	(269,374)
Other comprehensive income	—	—	—	—	11,845	11,845	1,075	12,920
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net (loss) income	$(269,374)	$62,213	$99,055
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	142,618	133,987	131,854
Amortization of intangibles	11,611	17,966	14,844
Gain on sale of business, net	(2,834)	(191,571)	—
Gain on sale of land	—	—	(10,377)
Impairment of assets held for sale	86,470	—	—
Goodwill and other impairment charges	17,893	23,139	88,987
Pension settlement charges	184	15,819	775
Share-based compensation expense	10,435	11,865	8,520
Equity in earnings, net of dividends related to earnings	6,847	(1,587)	(1,856)
Loss on refinancing and extinguishment of debt	—	—	770
Deferred income taxes	(8,722)	15,874	(38,931)
Other	5,232	5,230	2,652
Changes in operating assets and liabilities:
Accounts and tooling receivable	94,125	(26,534)	17,916
Inventories	(15,236)	29,430	1,410
Prepaid expenses	2,099	(150)	(4,647)
Income tax receivable and refundable credits	(52,374)	(3,620)	8,469
Accounts payable	(18,370)	(14,643)	(32,502)
Payroll and accrued liabilities	40,413	(1,258)	(61,800)
Other	(66,951)	21,537	(75,751)
Net cash (used in) provided by operating activities	(15,934)	97,697	149,388
Investing activities:
Capital expenditures	(91,794)	(164,466)	(218,071)
Proceeds from sale of business, net of cash divested	(17,006)	243,362	—
Acquisition of businesses, net of cash acquired	—	(452)	(171,653)
Proceeds from sale of fixed assets and other	1,920	5,586	6,733
Net cash (used in) provided by investing activities	(106,880)	84,030	(382,991)
Financing activities:
Proceeds from issuance of long-term debt, net of discount	245,000	—	—
Principal payments on long-term debt	(6,192)	(4,494)	(3,437)
(Decrease) increase in short term debt, net	(22,372)	(40,406)	65,198
Debt issuance costs	(7,249)	—	(667)
Purchase of noncontrolling interest	—	(4,797)	(2,450)
Repurchase of common stock	—	(36,550)	(59,955)
Taxes withheld and paid on employees' share-based payment awards	(544)	(2,787)	(11,618)
Contribution from noncontrolling interests and other	(928)	5,042	(1,511)
Net cash provided by (used in) financing activities	207,715	(83,992)	(14,440)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,065)	(3,392)	(3,019)
Changes in cash, cash equivalents and restricted cash	81,836	94,343	(251,062)
Cash, cash equivalents and restricted cash at beginning of period	361,742	267,399	518,461
Cash, cash equivalents and restricted cash at end of period	$443,578	$361,742	$267,399
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$438,438	$359,536	$264,980
Restricted cash included in other current assets	4,089	12	18
Restricted cash included in other assets	1,051	2,194	2,401
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$443,578	$361,742	$267,399
Supplemental Disclosure:
Cash paid for interest	$55,685	$47,580	$44,877
Cash paid for income taxes, net of refunds	1,679	23,599	32,299
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
Prior to its divestiture on April 1, 2019, the Company also operated an anti-vibration systems (“AVS”) product line. See Note 5. “Divestitures” for additional information.
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of fluid transfer systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 72 manufacturing locations and 49 design, engineering, administrative and logistics locations in 21 countries around the world.
Subsequent Event
In January 2021, one of the Company’s top customers announced restructuring activities in South America, including its intention to cease manufacturing operations in Brazil. As a result, Cooper Standard’s Brazil manufacturing operations and sales attributable to that customer will be significantly impacted. The Company is assessing the impact of this announcement on its 2021 financial results, but does not expect the action to have a material impact on its business, results of operations, financial condition or cash flows.
In January 2021, two of the Company’s top customers, FCA and Groupe PSA, completed a merger. The combined business was renamed Stellantis. The Company does not expect this merger to have a material impact on the business, results of operations, financial condition or cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company receives bank notes from its customers, which are classified as other current assets in the consolidated balance sheets, for certain amounts of accounts receivable, primarily in China. The Company may elect to hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $7,100 and $9,149 as of December 31, 2020 and 2019, respectively.
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $425, $711 and $1,493 for the years ended December 31, 2020, 2019 and 2018, respectively.
Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2020	2019
Finished goods	$39,136	$57,070
Work in process	35,477	33,753
Raw materials and supplies	69,129	52,616
	$143,742	$143,439
Derivative Financial Instruments – Derivative financial instruments are utilized by the Company to reduce foreign currency exchange. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. The Company does not enter into derivative financial instruments for trading or speculative purposes.
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
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $5,131 and $3,994 as of December 31, 2020 and 2019, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2020 and 2019 was $82,150 and $148,175, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $15,219 and $19,185 as of December 31, 2020 and 2019, respectively.
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
The Company’s organizational structure changed on January 1, 2020. See Note 24. “Business Segments” for further detail on this reorganization of our business. The change in organizational structure of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test. Other than the change in organizational structure event noted above, there were no other indicators of potential impairment during the year ended December 31, 2020.
In the fourth quarter of 2020, the Company completed a quantitative goodwill impairment assessment, and after evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert quantitatively that the estimated fair value of the reporting units remained in excess of their carrying values. In the fourth quarter of 2019, the Company completed a quantitative goodwill impairment assessment for its North America reporting unit, and no impairment was identified as a result of completing the goodwill impairment test.
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
Shipping and Handling – Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of operations. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of operations.
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $101,607, $114,854 and $122,529 for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company adopted the following Accounting Standards Updates (“ASU”) in 2020:
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
The Company adopted the recently issued accounting pronouncement summarized as follows, which had an immaterial impact on its consolidated financial statements and disclosures:

Standard	Description	Impact	Effective Date
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	Modifies the disclosure requirements for ASC Topic 715 by removing and modifying existing disclosure requirements while also adding new disclosures.	Adoption of this standard resulted in additional pension disclosures while also removing certain other disclosures. Specifically, the weighted-average interest crediting rate for the U.S. cash balance plan was added while accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year and the effects of a one-percentage-point change in the assumed health care cost trend rate were removed.	December 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company adopted the following ASUs in 2020, which did not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
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
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which will not have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Effective Date
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	Modifies ASC Topic 740 by removing certain exceptions and amending existing guidance in order to simplify the accounting for income taxes.	January 1, 2021
ASU 2021-01, Reference Rate Reform (Topic 848): Scope	Clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition and tailors the existing guidance to derivative instruments affected by the discounting transition.	January 1, 2021

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
Lauren Acquisition
In the third quarter of 2018, the Company acquired the assets and liabilities of Lauren Manufacturing and Lauren Plastics (together “Lauren”), extruders and molders of organic, silicone, thermoplastic and engineered polymer products with expertise in sealing solutions. The base purchase price of the acquisition was $92,700. The results of operations of Lauren are included in the Company’s consolidated financial statements from the date of acquisition and reported within Corporate, eliminations and other.

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

5. Divestitures
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
Upon meeting the criteria for held for sale classification, the Company recorded non-cash impairment charges of $86,470 during the six months ended June 30, 2020 to reduce the carrying value of the held for sale entities to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less costs to sell were assessed each reporting period that the asset group remained classified as held for sale. The difference between the impairment of the carrying value on the divested assets compared to the impairment recorded in the consolidated statements of operations is due to foreign currency translation offset by costs to sell incurred in the second quarter. The impairment charge includes the non-cash cumulative foreign currency translation losses recorded in equity related to the divested entities.
On July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction included payment denominated in Euro of €9,000, which consisted of €6,500 in cash paid and €2,500 in deferred payment obligations, payable in December 2021.
Upon finalizing the sale in the third quarter of 2020 and including subsequent adjustments in the fourth quarter of 2020, the Company recorded a net gain on deconsolidation of the businesses of $353 during the year ended December 31, 2020. In addition, at closing, the Company and Mutares entered into certain ancillary agreements providing for the transition of the European rubber fluid transfer and specialty sealing businesses and Indian operations.

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
2019 Divestiture
During the first quarter of 2019 and in prior periods, the Company also operated an AVS product line.  On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,000, subject to certain adjustments. Cash proceeds received in the second quarter of 2019 were $243,362 after adjusting for certain liabilities assumed by the purchaser. The Company recognized a gain on the divestiture of $191,571 during the year ended December 31, 2019. In the third quarter of 2020, the Company finalized adjustments to the gain recorded in 2019 by recording an additional gain on divestiture of $1,147, primarily due to working capital adjustments.

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
Revenue by customer group for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,110,294	$554,349	$463,586	$60,676	$—	$2,188,905
Commercial	11,291	18,134	4,338	22	3,731	37,516
Other	19,783	14,256	118	56	114,805	149,018
Revenue	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
Revenue by customer group for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,504,136	$765,766	$503,676	$94,310	$5	$2,867,893
Commercial	17,784	28,068	73	114	1,213	47,252
Other	21,925	32,501	204	111	138,514	193,255
Revenue	$1,543,845	$826,335	$503,953	$94,535	$139,732	$3,108,400
Revenue by customer group for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,834,780	$917,877	$571,137	$97,484	$15	$3,421,293
Commercial	20,625	34,336	19	439	2,409	57,828
Other	17,533	30,754	4	140	96,490	144,921
Revenue	$1,872,938	$982,967	$571,160	$98,063	$98,914	$3,624,042
Substantially all the Company’s revenues are generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its AVS product line. See Note 5. “Divestitures” for additional information.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$433,291	$438,012	$298,028	$39,354	$—	$1,208,685
Fuel and brake delivery systems	371,397	95,516	110,403	16,968	—	594,284
Fluid transfer systems	336,680	41,102	59,611	4,432	—	441,825
Other	—	12,109	—	—	118,536	130,645
Consolidated	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
Revenue by product line for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$553,901	$563,529	$334,056	$69,111	$—	$1,520,597	(1)
Fuel and brake delivery systems	479,962	124,803	112,253	23,871	—	740,889
Fluid transfer systems	453,064	87,375	56,180	1,553	—	598,172
Anti-vibration systems	56,457	20,807	1,464	—	—	78,728
Other	461	29,821	—	—	139,732	170,014	(1)
Consolidated	$1,543,845	$826,335	$503,953	$94,535	$139,732	$3,108,400
Revenue by product line for the year ended December 31, 2018 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$626,450	$646,213	$442,774	$73,256	$—	$1,788,693	(1)
Fuel and brake delivery systems	545,907	138,557	87,131	24,440	—	796,035
Fluid transfer systems	442,392	87,593	32,990	367	—	563,342
Anti-vibration systems	256,846	74,792	8,265	—	—	339,903
Other	1,343	35,812	—	—	98,914	136,069	(1)
Consolidated	$1,872,938	$982,967	$571,160	$98,063	$98,914	$3,624,042
(1) Insignificant reclassifications between the sealing systems and other product lines were made as part of our reorganization.
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the year ended December 31, 2020 were not materially impacted by any other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	December 31, 2020	December 31, 2019	Change
Contract assets	$777	$1,100	$(323)
Contract liabilities	(27)	(61)	34
Net contract assets	$750	$1,039	$(289)
Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of December 31, 2020 and December 31, 2019 were current liabilities of $16,932 and $12,916, respectively, and long-term liabilities of $6,828 and $9,502, respectively.
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
Restructuring expense by segment for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
North America	$16,499	$10,831	$5,413
Europe	14,573	23,525	17,765
Asia Pacific	4,773	6,781	6,290
South America	2,129	37	254
Total Automotive	37,974	41,174	29,722
Corporate and other	1,508	9,928	—
Total	$39,482	$51,102	$29,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for all restructuring initiatives for the years ended December 31, 2020 and 2019 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2018	$9,398	$3,829	$13,227
Expense	34,354	16,748	51,102
Cash payments	(20,661)	(13,285)	(33,946)
Non-cash fixed asset impairments included in expense	—	(2,997)	(2,997)
Foreign exchange translation and other	(101)	(290)	(391)
Balance as of December 31, 2019	$22,990	$4,005	$26,995
Expense	17,926	21,556	39,482
Cash payments	(25,261)	(15,071)	(40,332)
Non-cash fixed asset and intangible impairments included in expense	—	(2,558)	(2,558)
Foreign exchange translation and other	(626)	474	(152)
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Other exit costs and employee separation costs for the year ended December 31, 2020 include non-cash settlement charges, fixed asset and intangible impairment charges related to divested or closed facilities, and gain on sale of fixed assets related to a closed facility.
8. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s consolidated balance sheets.
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
The Company has lease agreements with lease and non-lease components. For real estate leases, these components are accounted for separately, while for equipment leases, the Company accounts for the lease and non-lease components as a single lease component.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of lease expense were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease expense	$32,053	$33,360
Short-term lease expense	5,069	3,557
Variable lease expense	942	1,619
Finance lease expense:
Amortization of right-of-use assets	2,564	2,550
Interest on lease liabilities	1,551	1,438
Total lease expense	$42,179	$42,524
The Company recorded impairment charges of $647 due to the deterioration of financial results at a certain location in North America during the year ended December 31, 2020. The fair value was determined using estimated market rate for the leased right-of-use asset. Additionally, the Company recorded sublease income of $374 and $431 for the years ended December 31, 2020 and 2019, respectively.
Other information related to leases was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$30,830	$34,235
Operating cash flows for finance leases	1,563	1,438
Financing cash flows for finance leases	2,081	1,284
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	50,663	11,143
Finance leases	549	22,671

Weighted Average Remaining Lease Term (in years)
Operating leases	8.0	5.2
Finance leases	10.5	11.3

Weighted Average Discount Rate
Operating leases	5.4%	4.7%
Finance leases	5.7%	6.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Year	Operating Leases	Finance Leases
2021	$26,766	$3,530
2022	21,467	3,265
2023	17,388	3,172
2024	13,703	3,448
2025	10,501	3,516
Thereafter	51,164	21,608
Total future minimum lease payments	140,989	38,539
Less imputed interest	(28,761)	(10,087)
Total	$112,228	$28,452
Amounts recognized on the consolidated balance sheets as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets, net	$109,795	$83,376
Current operating lease liabilities	21,711	24,094
Long-term operating lease liabilities	90,517	60,234

Finance Leases
Debt payable within one year	2,300	2,343
Long-term debt	26,152	27,430
As of December 31, 2020 and December 31, 2019, assets recorded under finance leases, net of accumulated depreciation were $30,847 and $32,571, respectively. As of December 31, 2020, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1,404. These operating leases will commence in 2021 with lease terms up to three years.
9. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2020	2019	Useful Lives
Land and improvements	$61,226	$66,670	10 to 25 years
Buildings and improvements	298,431	310,797	10 to 40 years
Machinery and equipment	1,277,624	1,204,457	5 to 10 years
Construction in progress	96,706	161,951
	$1,733,987	$1,743,875
Accumulated depreciation	(841,678)	(755,598)
Property, plant and equipment, net	$892,309	$988,277
The Company recorded impairment charges of $13,084 due to the deterioration of financial results at certain locations in North America, Europe, and Asia Pacific for the year ended December 31, 2020. The fair value of buildings was determined using a value-in-exchange cost method while the fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded impairment charges of $4,162 related to equipment no longer being utilized at certain locations in Europe, Asia Pacific, and Corporate and other for the year ended December 31, 2020. The fair value of equipment was determined using estimated salvage value, which was deemed the highest and best use of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
For the year ended December 31, 2019, the Company recorded impairment charges for property, plant and equipment of $21,968 due to the deterioration of financial results at certain locations in Europe and Asia Pacific and the termination of certain customer programs in the Asia Pacific region and recorded impairment charges of $1,171 related to equipment no longer being utilized at certain locations in Europe and Corporate and other.
For the year ended December 31, 2018, the Company recorded impairment charges for property, plant and equipment of $42,915 due to the deterioration of financial results and equipment no longer being utilized at certain locations in Europe and Asia Pacific. Also during the year ended December 31, 2018, the Company realized a gain on sale of land of $10,377 in its Europe segment. The net book value of the land was $5,446.
A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2020	2019	2018
North America	$947	$—	$—
Europe	11,938	9,943	30,978
Asia Pacific	4,080	13,146	11,937
South America	—	—	—
Total Automotive	16,965	23,089	42,915
Corporate and other	281	50	—
Total	$17,246	$23,139	$42,915
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
10. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2020 and 2019 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2018	$143,681	$—	$143,681
Adjustments related to recent acquisitions	(1,689)	—	(1,689)
Foreign exchange translation	195	—	195
Balance as of December 31, 2019	$142,187	$—	$142,187
Change in organizational structure	(14,036)	14,036	—
Foreign exchange translation	63	—	63
Balance as of December 31, 2020	$128,214	$14,036	$142,250
The Company’s organizational structure changed on January 1, 2020. See Note 24. “Business Segments” for further detail on this reorganization of the Company’s business. Prior to this change in organizational structure, the Company’s North America operating segment was the only reporting unit in which goodwill was recorded. As a result of the change in organizational structure, a portion of the goodwill that was previously attributable to the North America reporting unit was reallocated to the Industrial Specialty Group reporting unit based on the relative fair value approach. The Industrial Specialty Group reporting unit is a component of the Advanced Technology Group operating segment, which is reflected in “Corporate, eliminations and other”.
The change in organizational structure of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2020. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The Company's annual goodwill impairment analysis resulted in no impairment for 2020.
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
The Company's annual goodwill impairment analysis resulted in no impairment for 2019.
During the fourth quarter of 2018, the Company noted potential adverse changes in operating conditions. The Company tested goodwill for impairment and recorded a goodwill impairment charge of $45,281 after determining the carrying value of the Europe and Asia Pacific reporting units exceeded their fair value.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2020 and 2019 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$155,409	$(122,657)	$32,752
Other	44,826	(9,899)	34,927
Balance as of December 31, 2020	$200,235	$(132,556)	$67,679

Customer relationships	$156,557	$(113,871)	$42,686
Other	49,556	(7,873)	41,683
Balance as of December 31, 2019	$206,113	$(121,744)	$84,369
During the fourth quarter of 2018, the Company recorded an impairment loss of $791 for customer relationships in its Europe operating segment.
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2021	$7,320
2022	7,320
2023	7,307
2024	7,048
2025	6,593

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
11. Debt
A summary of outstanding debt as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Senior Notes	$395,829	$395,114
Senior Secured Notes	239,567	—
Term Loan Facility	323,636	326,061
Finance Leases	28,452	29,773
Other borrowings	36,007	56,680
Total debt	1,023,491	807,628
Less current portion	(40,731)	(61,449)
Total long-term debt	$982,760	$746,179

The principal maturities of debt, at nominal value, as of December 31, 2020 are as follows:

Year	Debt and Finance Lease Obligations
2021	$42,236
2022	5,969
2023	322,078
2024	252,607
2025	2,610
Thereafter	415,286
Total	$1,040,786
The weighted average interest rate of our short-term debt was 4.1% as of December 31, 2020 and 4.6% as of December 31, 2019.
5.625% Senior Notes due 2026
On November 2, 2016, the Company’s wholly-owned subsidiary, CSA Inc. (the “Issuer”), issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”), pursuant to the Indenture, dated November 2, 2016 (the “Indenture”), by and among the Issuer, the Company and the other guarantors party thereto (collectively, the “Guarantors”) and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933 (“the Securities Act”). The net proceeds from the Senior Notes were used to repay the non-extended term loan outstanding under the Term Loan Facility, defined below, and to pay fees and expenses related to the refinancing.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2020 and 2019, the Company had $4,171 and $4,886, respectively, of unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
13.0% Senior Secured Notes due 2024
On May 29, 2020, Cooper Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”), pursuant to the Indenture, dated as of May 29, 2020 (the “Indenture”), by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933. Proceeds from the Senior Secured Notes were used to provide additional liquidity for the Company, as a result of uncertainty from the COVID-19 pandemic.
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
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2020, the Company had $5,828 of unamortized debt issuance costs and $4,605 of unamortized original issue discount related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
ABL Facility
On November 2, 2016, CS Intermediate Holdco 1 LLC (“Parent”), CSA U.S. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a $210,000 Third Amended and Restated Loan Agreement with certain lenders, subject to borrowing base availability. In March 2020, the Company entered into the First Amendment of the Third Amended and Restated Loan Agreement (“the Amendment”). As a result of the Amendment, the senior asset-based revolving credit facility (“ABL Facility”) maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180,000.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. As of December 31, 2020, there were no obligations outstanding under the ABL Facility. The Company’s borrowing base was $173,745. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,517 of outstanding letters of credit, the Company effectively had $150,854 available for borrowing under its ABL facility.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. Loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 85% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
(including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $180,000 to the U.S. Borrower, which includes a $40,000 sublimit to the Dutch Borrower and $20,000 to the Canadian Borrower.
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
Interest. Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:
•in the case of borrowings by the U.S. Borrower, LIBOR or the base rate plus, in each case, an applicable margin; or
•in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin; or
•in the case of borrowings by the Dutch Borrower, LIBOR plus an applicable margin.
The initial applicable margin was 1.50% with respect to the LIBOR or Canadian BA rate-based borrowings and 0.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings, until April 1, 2020. The applicable margin may vary between 1.50% and 2.00% with respect to the LIBOR or Canadian BA rate-based borrowings and between 0.50% and 1.00% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
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
Debt Issuance Costs. As of December 31, 2020 and 2019, the Company had $1,029 and $657, respectively, of unamortized debt issuance costs related to the ABL Facility.
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
Debt Issuance Costs. As of December 31, 2020 and 2019, the Company had $1,680 and $2,273, respectively, of unamortized debt issuance costs and $1,084 and $1,466, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility, Senior Notes, and Senior Secured Notes, as of December 31, 2020.
Other
Other borrowings as of December 31, 2020 and 2019 reflect borrowings under local bank lines classified in debt payable within one year on the consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2020 and 2019, was as follows:

	December 31, 2020	December 31, 2019	Input
Forward foreign exchange contracts - other current assets	$1,826	$467	Level 2
Forward foreign exchange contracts - accrued liabilities	$(750)	$(42)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies,” Note 4. “Acquisitions”, Note 5. “Divestitures” and Note 9. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes, and Term Loan Facility were as follows:

	December 31, 2020	December 31, 2019
Aggregate fair value	$965,052	$693,600
Aggregate carrying value (1)	$976,400	$729,800
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet and reclassified into earnings when the underlying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of operations.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2020 and 2019, the notional amount of these contracts was $97,503 and $92,150, respectively, and consisted of hedges of transactions up to December 2021.

Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2020	2019
Forward foreign exchange contracts	$(6,280)	$3,812

Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Year Ended December 31,
	Classification	2020	2019
Forward foreign exchange contracts	Cost of products sold	$(6,945)	$2,773

13. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a third-party financial institution in a pan-European program (the “Factor”). The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indentures governing the Senior Notes and Senior Secured Notes. The European factoring facility, which was renewed in March 2020, allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
Costs incurred on the sale of receivables are recorded in other expense, net in the consolidated statements of operations. Liabilities related to the factoring program are recorded in accrued liabilities in the consolidated balance sheet. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and excluded from accounts receivable in the consolidated balance sheet.
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2020	December 31, 2019
Off-balance sheet arrangements	$85,108	$103,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2020	2019
Accounts receivable factored	$476,405	$556,102

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2020	2019	2018
Costs	$776	$1,007	$1,248
During 2020, the Factor changed to an alternative remittance and settlement process provided for under the factoring agreement, which resulted in the Company having lower amounts due to the Factor. As of December 31, 2020, cash collections on behalf of the Factor that had yet to be remitted were $1,786 and are reflected in other current assets as restricted cash in the consolidated balance sheet. As of December 31, 2019, cash collections on behalf of the Factor that had yet to be remitted were $21,485 and are reflected in cash and cash equivalents in the consolidated balance sheet.
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
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $13,537, $14,514 and $16,076 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$255,935	$184,364	$288,223	$183,850
Service cost	853	3,992	809	3,893
Interest cost	8,132	3,200	10,955	4,037
Net actuarial loss	19,755	8,704	28,771	17,756
Benefits paid	(13,278)	(6,925)	(14,625)	(6,038)
Foreign exchange translation	—	11,582	—	11
Settlements	—	(5,170)	(58,198)	(2,263)
Divestiture	—	(4,392)	—	(16,953)
Other	—	52	—	71
Projected benefit obligations at end of period	$271,397	$195,407	$255,935	$184,364

Change in plan assets:
Fair value of plan assets at beginning of period	$244,613	$54,806	$265,019	$47,692
Actual return on plan assets	34,971	5,313	50,488	6,948
Employer contributions	1,037	5,673	1,929	6,646
Benefits paid	(13,278)	(6,925)	(14,625)	(6,038)
Foreign exchange translation	—	940	—	2,399
Settlements	—	(5,170)	(58,198)	(2,841)
Divestiture	—	(108)	—	—
Other	—	19	—	—
Fair value of plan assets at end of period	$267,343	$54,548	$244,613	$54,806

Funded status of the plans	$(4,054)	$(140,859)	$(11,322)	$(129,558)

	December 31, 2020		December 31, 2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$10,513	$1,921	$2,677	$1,887
Accrued liabilities	(1,020)	(4,097)	(1,021)	(4,413)
Pension benefits (long term)	(13,547)	(138,683)	(12,978)	(127,032)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$(76)	$(497)	$(96)	$(351)
Actuarial losses	(57,731)	(53,657)	(61,184)	(49,682)

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
The accumulated benefit obligation for all domestic and international defined benefit pension plans was $271,397 and $186,652 as of December 31, 2020 and $255,935 and $174,273 as of December 31, 2019, respectively. As of December 31, 2020, the fair value of plan assets for three of the Company’s defined benefit plans exceeded the projected benefit obligations of $286,102 by $12,434.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$853	$3,992	$809	$3,893	$852	$4,383
Interest cost	8,132	3,200	10,955	4,037	10,824	4,207
Expected return on plan assets	(13,683)	(2,415)	(16,353)	(2,400)	(17,414)	(2,178)
Amortization of prior service cost and actuarial loss	1,940	3,478	2,914	2,373	2,403	2,646
Settlements	—	184	15,247	572	—	775
Other	—	(11)	—	956	—	—
Net periodic benefit (income) cost	$(2,758)	$8,428	$13,572	$9,431	$(3,335)	$9,833
Pension Settlements
In addition to the settlements shown in the table above, the Company recognized $744 of Non-U.S. pension net settlement and curtailment charges due to the divestiture of certain businesses in Europe and India during the year ended December 31, 2020 that are recorded as a reduction to gain on sale of business, net in the consolidated statements of operations. The Company also recognized $836 of Non-U.S. pension settlement charges during the year ended December 31, 2020 that are recorded as restructuring in the consolidated statements of operations.
The Company recognized $2,730 of Non-U.S. pension settlement charges due to the divestiture of the Company’s AVS product line during the year ended December 31, 2019. The charges are recorded as a reduction to gain on sale of business, net in the consolidated statements of operations.
During the year ended December 31, 2019, the Company undertook an initiative to de-risk pension obligations in the U.S. by purchasing a bulk annuity policy utilizing plan assets, which was designed to match the liabilities of the plan. The resulting non-cash settlement charge of $15,247 was recorded in pension settlement charges, and administrative expenses of $178 were recorded in selling, administration & engineering expenses in the consolidated statements of operations. As a result of the settlement, the Company’s overall projected benefit obligation as of December 31, 2019 was reduced by $58,198.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 were as follows:

	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.48%	1.36%	3.28%	1.79%
Rate of compensation increase	N/A	1.23%	N/A	1.33%
Cash balance interest credit rate	4.50%	N/A	4.50%	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.28%	2.33%	4.25%	2.40%	3.55%	2.17%
Expected return on plan assets	5.75%	3.73%	6.50%	4.63%	6.50%	5.82%
Rate of compensation increase	N/A	3.99%	N/A	3.31%	N/A	3.17%
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 12. “Fair Value Measurements and Financial Instruments”) as of December 31, 2020 and 2019 was as follows:

2020	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$18,218	$16,647	$—	$34,865
Equity funds measured at net asset value	—	—	117,309	117,309
Bond funds	—	37,901	—	37,901
Bond funds measured at net asset value	—	—	104,880	104,880
Real estate measured at net asset value	—	—	25,070	25,070
Cash and cash equivalents	1,866	—	—	1,866
Total	$20,084	$54,548	$247,259	$321,891

2019	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$16,613	$20,126	$—	$36,739
Equity funds measured at net asset value	—	—	101,053	101,053
Bond funds	—	34,680	—	34,680
Bond funds measured at net asset value	—	—	98,967	98,967
Real estate measured at net asset value	—	—	25,425	25,425
Cash and cash equivalents	2,555	—	—	2,555
Total	$19,168	$54,806	$225,445	$299,419
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2020 and December 31, 2019.
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2021	$17,250	$6,196	$23,446
2022	15,775	6,253	22,028
2023	14,700	28,144	42,844
2024	15,400	7,896	23,296
2025	15,134	8,004	23,138
2026 - 2030	75,540	42,708	118,248
Contributions
The Company estimates it will make minimum funding cash contributions of approximately $1,000 to its U.S. pension plans and minimum funding cash contributions of approximately $4,500 to its non-U.S. pension plans in 2021.
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
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$22,436	$23,949	$25,633	$21,981
Service cost	103	404	118	397
Interest cost	680	726	864	752
Net actuarial loss	1,603	2,221	1,697	1,705
Benefits paid	(1,403)	(663)	(1,491)	(570)
Divestiture	—	—	(4,405)	(1,513)
Other	—	—	20	61
Foreign currency exchange rate effect	—	395	—	1,136
Benefit obligation at end of year	$23,419	$27,032	$22,436	$23,949

Funded status of the plan	$(23,419)	$(27,032)	$(22,436)	$(23,949)

Net amount recognized as of December 31	$(23,419)	$(27,032)	$(22,436)	$(23,949)

	December 31, 2020		December 31, 2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,648)	$(968)	$(1,686)	$(840)
Postretirement benefits other than pension (long term)	(21,771)	(26,064)	(20,750)	(23,109)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credits	$—	$—	$55	$93
Actuarial gains (losses)	11,018	(9,563)	14,496	(7,753)

The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$103	$404	$118	$397	$308	$495
Interest cost	680	726	864	752	1,198	789
Amortization of prior service credit and recognized actuarial (gain) loss	(1,930)	448	(2,441)	320	(1,672)	308
Other	—	—	—	48	5	—
Net periodic benefit (income) cost	$(1,147)	$1,578	$(1,459)	$1,517	$(161)	$1,592
During the year ended December 31, 2019, the Company recognized a gain of $3,452 for the U.S. plan and a net charge of $453 for the Non-U.S. plan, related to settlements and curtailments due to the divestiture of the Company’s AVS product line. See Note 5. “Divestitures.” The amounts are recorded in gain on sale of business, net in the consolidated statements of operations.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 were as follows:

	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.35%	2.65%	3.15%	3.05%
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.15%	3.05%	4.20%	3.65%	3.55%	3.40%
The assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2020 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.34%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2021	$1,667	$981	$2,648
2022	1,666	975	2,641
2023	1,648	978	2,626
2024	1,608	1,011	2,619
2025	1,572	1,019	2,591
2026 - 2030	7,108	5,211	12,319
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $1,778 and $4,454 as of December 31, 2020 and 2019, respectively, for termination indemnity plans in Europe.
16. Other Expense, net
The components of other expense, net were as follows:

	Year Ended December 31,
	2020	2019	2018
Foreign currency losses	$(1,429)	$(3,022)	$(3,170)
Components of net periodic benefit cost other than service cost	(576)	(1,069)	(1,116)
Factoring costs	(776)	(1,007)	(1,248)
Miscellaneous income	201	838	696
Other expense, net	$(2,580)	$(4,260)	$(4,838)

17. Income Taxes
Components of the Company’s income (loss) before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(235,574)	$53,425	$103,228
Foreign	(94,647)	44,877	(33,573)
	$(330,221)	$98,302	$69,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(65,565)	$(227)	$(11,153)
State	(196)	(171)	(33)
Foreign	13,636	20,613	20,717

Deferred
Federal	(15,060)	4,405	(4,532)
State	1,297	(767)	2,074
Foreign	5,041	12,236	(36,473)
	$(60,847)	$36,089	$(29,400)
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at U.S. statutory rate	$(69,346)	$20,643	$14,627
State and local taxes	(4,933)	209	1,273
Tax credits and incentives	(5,750)	(8,034)	(11,702)
Changes in tax law, other	352	2,909	(3,008)
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	(1,046)	1,102	(6,860)
Effect of foreign tax rates	(15,432)	(1,656)	(10,388)
Nonrecurring permanent items	(3,069)	(5,250)	—
Goodwill impairment	—	—	6,887
CARES Act	(27,844)	—	—
Foreign branch	(1,215)	(2,258)	(3,753)
Stock compensation (ASU 2016-09)	1,640	1,596	(2,097)
Non deductible expenses	9,335	2,820	2,451
Tax reserves/audit settlements	1,071	(206)	(3,760)
Valuation allowance	51,609	24,625	(7,844)
Other, net	3,781	(411)	(5,226)
Income tax provision	$(60,847)	$36,089	$(29,400)
Effective income tax rate	18.4%	36.7%	(42.2)%
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the Act that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities. Our accounting for the income tax effects of the Act was complete as of December 31, 2018. Additionally, on March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act allows net operating losses generated by the Company to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The Company has included a $27,844 benefit for this CARES Act provision in the period ended December 31, 2020.
Nonrecurring permanent items in 2020 were the result of the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operation, including a worthless security deduction and in 2019 a result of the sale of the AVS product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets:
Pension, postretirement and other benefits	$53,229	$48,589
Capitalized expenditures	14,411	2,908
Net operating loss and tax credit carryforwards	215,980	167,719
Operating lease	26,160	20,817
All other items	53,290	53,614
Total deferred tax assets	363,070	293,647
Deferred tax liabilities:
Property, plant and equipment	(29,415)	(19,479)
Operating lease right-of-use	(26,160)	(20,817)
All other items	(15,597)	(12,680)
Total deferred tax liabilities	(71,172)	(52,976)
Valuation allowances	(234,425)	(194,794)
Net deferred tax assets	$57,473	$45,877
As of December 31, 2020, the Company’s foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $520,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating losses aggregating $263,000, with expiration dates beginning in 2021. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $20,800 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $10,400 with expiration dates beginning in 2021.
As of December 31, 2020, the Company has consolidated deferred tax assets of $363,070, of which $62,535 relate to the U.S. federal jurisdiction, with valuation allowances of $234,425 related to tax losses, credit carryforwards, and other deferred tax assets in certain foreign and U.S. state jurisdictions. The Company’s valuation allowance increased in 2020 primarily from current year losses generated in certain foreign jurisdictions as well as new valuation allowances in additional foreign and U.S. state jurisdictions. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2020, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2020, the Company had $11,272 ($12,550 including interest and penalties) of total unrecognized tax benefits, all of which represented the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2020	2019
Balance at beginning of period	$10,123	$9,631
Tax positions related to the current period
Gross additions	1,115	895
Gross reductions	—	—
Tax positions related to prior years
Gross additions	342	—
Gross reductions	—	(52)
Settlements	(232)	—
Lapses on statutes of limitations	(76)	(351)
Balance at end of period	$11,272	$10,123
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service completed an examination of the Company’s U.S. income tax returns through 2011. The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2014. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2016.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the conclusion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $10,229, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has recorded in liabilities $1,277 and $1,052 as of December 31, 2020 and 2019, respectively, for tax related interest and penalties on its consolidated balance sheet.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2020	2019	2018
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(267,605)	$67,529	$103,601

Basic weighted average shares of common stock outstanding	16,913,850	17,146,124	17,894,718
Dilutive effect of common stock equivalents	—	62,644	395,484
Diluted weighted average shares of common stock outstanding	16,913,850	17,208,768	18,290,202

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(15.82)	$3.94	$5.79

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(15.82)	$3.92	$5.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Approximately 71,000 and 1,000 securities were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2020 and 2018, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the year ended December 31, 2019.

19. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2018	$(141,104)		$(104,375)		$(458)		$(245,937)
Other comprehensive income (loss) before reclassifications	(16,653)	(1)	(10,536)	(2)	2,858	(3)	(24,331)
Amounts reclassified from accumulated other comprehensive income (loss)	3,824		14,751	(4)	(2,048)	(5)	16,527
Balance as of December 31, 2019	(153,933)		(100,160)		352		(253,741)
Other comprehensive income (loss) before reclassifications	15,708	(1)	(11,254)	(2)	(4,700)	(3)	(246)
Amounts reclassified from accumulated other comprehensive income (loss)	1,646		5,335	(6)	5,110	(5)	12,091
Balance as of December 31, 2020	$(136,579)		$(106,079)		$762		$(241,896)

(1)Includes $4,430 and $(823) of other comprehensive income (loss) for the years ended December 31, 2020 and 2019, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.
(2)Net of tax benefit of $571 and $457 for the years ended December 31, 2020 and 2019, respectively.
(3)Net of tax (benefit) expense of $(1,580) and $954 for the years ended December 31, 2020 and 2019, respectively.
(4)Includes the effect of the U.S. pension settlement loss of $15,247, other settlement losses of $572, curtailment losses of $539, and the amortization of actuarial losses of $3,383, offset by $269 net gains related to the AVS divestiture and the amortization of prior service credits of $185, net of tax of $4,536.
(5)Net of tax (benefit) expense of $(1,835) and $725 for the years ended December 31, 2020 and 2019, respectively.
(6)Includes the effect of the amortization of actuarial losses of $3,851, settlement losses of $1,020, net losses of $744 related to the divestiture of certain businesses in Europe and India, and the amortization of prior service costs of $106, net of tax of $386.
20. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2020, an aggregate of 18,962,894 shares of its common stock were issued, and 16,897,085 shares were outstanding.
Holders of shares of common stock are entitled to one vote for each share on each matter on which holders of common stock are entitled to vote. Holders of common stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Company’s board of directors out of assets or funds legally available therefore. The ABL Facility, the Term Loan Facility, the Senior Notes, and the Senior Secured Notes each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the common stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150.0 million of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2020, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases during the year ended December 31, 2020.
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
Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2020	2019	2018
PUs	$916	$277	$(3,925)
RSUs	6,994	8,432	9,241
Stock options	2,525	3,156	3,204
Total	$10,435	$11,865	$8,520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2020 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	548,770	$77.68
Granted	233,732	$25.19
Exercised	—	$—
Forfeited	(21,757)	$49.53
Expired	(19,326)	$51.62
Outstanding as of December 31, 2020	741,419	$62.64	6.1	$2,103
Exercisable as of December 31, 2020	408,316	$78.37	5.0	$—
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $8.85, $24.22 and $36.22, respectively. There were no stock options exercised during the year ended December 31, 2020. The total intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $243 and $12,422, respectively.
As of December 31, 2020, unrecognized compensation expense for stock options amounted to $2,728. Such cost is expected to be recognized over a weighted average period of approximately 1.7 years.
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

	2020	2019	2018
Expected volatility	33.74%	29.48% - 31.10%	27.17% - 27.19%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	1.5%	1.8% - 2.5%	2.6%
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.
Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2020 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2020	332,981	$83.60
Granted	169,038	$17.62
Vested	(86,976)	$99.41
Forfeited	(29,408)	$73.75
Non-vested as of December 31, 2020	385,635	$54.10
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $17.62, $66.12 and $110.34, respectively. The total fair value of restricted stock and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $7,786, $9,859 and $7,418, respectively.
As of December 31, 2020, unrecognized compensation expense for restricted stock and restricted stock units amounted to $5,973. Such cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
Performance-Vested Restricted Stock Units
The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC and total shareholder return over a performance period, which may range from 0% to 200% of the target award amount. The PUs cliff vest at the end of their three-year performance period or vest ratably over three years after their initial two-year performance period. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2020 was as follows:

	Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2020	194,053	$93.86
Granted	130,346	$10.10
Vested	(48,772)	$107.50
Forfeited	(17,387)	$57.57
Non-vested as of December 31, 2020	258,240	$51.45
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2020, 2019 and 2018 was $10.10, $78.41 and $110.40, respectively. The total fair value of PUs vested during the years ended December 31, 2020, 2019 and 2018 was $5,243, $5,450, and $8,256, respectively. Actual payout of units vested was 0% during the year ended December 31, 2020 and no cash was paid to settle PUs during the year ended December 31, 2020. Cash paid to settle PUs during the years ended December 31, 2019 and 2018 was $3,345 and $13,302, respectively.
As of December 31, 2020, unrecognized compensation expense for the PUs granted in 2020 was $1,448. Such cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
The fair value of the performance units is estimated using a Monte Carlo simulation. Expected volatility was calculated based on historical stock price volatility over the previous year. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the performance units. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation. The fair value of the performance units granted in 2020 was estimated using the following assumptions:

2020
Expected volatility	116.60%
Dividend yield	0.00%
Risk-free rate	0.10%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
22. Related Party Transactions
A summary of the material related party transactions with affiliates accounted for under the equity method was as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Sales (1)	$21,736	$28,925	$30,826
Purchases (2)	339	880	687
Dividends received (3)	7,243	4,917	4,862
(1) Relates to transactions with Nishikawa Cooper LLC (“NISCO”)
(2) Relates to transactions with NISCO and Polyrub Cooper Standard FTS Private Limited
(3) From NISCO and Nishikawa Tachaplalert Cooper Ltd. inclusive of any gross up of dividend related to withholding tax
Amounts receivable from NISCO as of December 31, 2020 and December 31, 2019 were $3,561 and $4,297, respectively.
23. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2020, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2020 and 2019, the Company had $13,302 and $6,104, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. As of December 31, 2020, the Company had $6,277 of pre-tax recoveries remaining. Timing on realization of these remaining recoveries is dependent upon generation of federal tax liabilities eligible for offset.
24. Business Segments
The Company’s organizational structure changed on January 1, 2020, creating a global automotive business (“Automotive”) and Advanced Technology Group (“ATG”). The Company’s business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. The Corporate, eliminations and other External Sales and Intersegment Sales amounts previously reported during the years ended December 31, 2019 and 2018 have been reclassified from North America and Europe from the table below. The other metrics previously reported during the years ended December 31, 2019 and 2018 and as of December 31, 2019 have been reclassified from North America, Europe, Asia Pacific and South America from the tables below.
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
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2020	2019	2018
Sales to external customers
North America	$1,141,368	$1,543,845	$1,872,938
Europe	586,739	826,335	982,967
Asia Pacific	468,042	503,953	571,160
South America	60,754	94,535	98,063
Total Automotive	2,256,903	2,968,668	3,525,128
Corporate, eliminations and other	118,536	139,732	98,914
Consolidated	$2,375,439	$3,108,400	$3,624,042

Intersegment sales
North America	$12,267	$19,701	$18,624
Europe	9,569	11,744	15,185
Asia Pacific	2,406	3,050	5,115
South America	72	193	103
Total Automotive	24,314	34,688	39,027
Corporate, eliminations and other	(24,314)	(34,688)	(39,027)
Consolidated	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA
North America	$90,638	$213,250	$319,653
Europe	(39,004)	22,922	40,980
Asia Pacific	12,472	(27,497)	14,118
South America	(13,841)	(3,446)	(7,138)
Total Automotive	50,265	205,229	367,613
Corporate, eliminations and other	(14,588)	(3,621)	5,045
Consolidated	$35,677	$201,608	$372,658

Net interest expense (income)
North America	$504	$96	$(380)
Europe	1,082	318	616
Asia Pacific	2,205	4,139	2,355
South America	225	3	(62)
Total Automotive	4,016	4,556	2,529
Corporate, eliminations and other	55,151	39,557	38,475
Consolidated	$59,167	$44,113	$41,004

Depreciation and amortization expense
North America	$60,193	$62,604	$61,589
Europe	36,707	38,572	41,855
Asia Pacific	31,789	31,881	28,822
South America	2,392	2,658	2,087
Total Automotive	131,081	135,715	134,353
Corporate, eliminations and other	23,148	16,238	12,345
Consolidated	$154,229	$151,953	$146,698

Capital expenditures
North America	$30,921	$64,887	$72,315
Europe	25,369	34,587	53,104
Asia Pacific	21,809	40,214	70,672
South America	2,476	7,340	5,734
Total Automotive	80,575	147,028	201,825
Corporate, eliminations and other	11,219	17,438	16,246
Consolidated	$91,794	$164,466	$218,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2020	2019	2018
Adjusted EBITDA	$35,677	$201,608	$372,658
Impairment of assets held for sale	(86,470)	—	—
Gain on sale of business, net	2,834	191,571	—
Restructuring charges	(39,482)	(51,102)	(29,722)
Other impairment charges	(17,417)	(23,139)	(43,706)
Pension settlement charges	(184)	(15,997)	(775)
Project costs	(5,648)	(2,090)	(4,881)
Lease termination costs	(771)	(1,167)	—
Divested noncontrolling interest debt extinguishment	(3,595)	—	—
Goodwill impairment charges	—	—	(39,818)
Gain on sale of land	—	—	10,377
Amortization of inventory write-up	—	—	(1,460)
Loss on refinancing and extinguishment of debt	—	—	(770)
EBITDA	$(115,056)	$299,684	$261,903
Income tax (expense) benefit	60,847	(36,089)	29,400
Interest expense, net of interest income	(59,167)	(44,113)	(41,004)
Depreciation and amortization	(154,229)	(151,953)	(146,698)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(267,605)	$67,529	$103,601

	December 31,
	2020	2019
Segment assets
North America	$907,652	$1,040,650
Europe	465,031	553,977
Asia Pacific	587,610	614,952
South America	64,800	65,438
Total Automotive	2,025,093	2,275,017
Corporate, eliminations and other	586,851	360,565
Consolidated	$2,611,944	$2,635,582
The decrease in asset amounts in Europe and Asia Pacific as of December 31, 2020 was primarily attributable to the Company’s recent divestitures in those regions. See Note 5. “Divestitures” for further detail on these transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2020	2019	2018
Revenues
Mexico	$578,790	$723,228	$763,094
United States	518,497	729,866	883,273
China	364,207	355,667	466,119
Poland	191,530	270,197	245,853
Canada	125,729	188,652	278,349
Germany	114,221	151,441	187,374
France	97,289	159,859	305,416
Other	385,176	529,490	494,564
Consolidated	$2,375,439	$3,108,400	$3,624,042

		December 31,
		2020	2019
Property, plant and equipment, net
China		$192,005	$196,502
United States		188,246	218,640
Mexico		145,452	153,414
Poland		77,789	88,162
Germany		72,979	78,967
France		33,087	32,938
Canada		29,500	31,568
Other		153,251	188,086
Consolidated		$892,309	$988,277
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2020, 2019 and 2018 are as follows:

	2020 Percentage of Net Sales	2019 Percentage of Net Sales	2018 Percentage of Net Sales
Customer
Ford	24%	25%	27%
General Motors	19%	18%	19%
Fiat Chrysler Automobiles*	11%	12%	11%
* Subsequent to December 31, 2020, Fiat Chrysler Automobiles merged with Groupe PSA.

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period		Charged to Expenses		Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses
Year ended December 31, 2020	$10.7	(3)	0.7		0.5	(4.8)	$7.1
Year ended December 31, 2019	$5.6		5.5	(4)	(0.1)	(1.9)	$9.1
Year ended December 31, 2018	$4.2		4.2		(0.1)	(2.7)	$5.6
(1) Primarily foreign currency translation.
(2) Includes impact of divestitures.
(3) Includes $1.6 adjustment due to adoption of ASU 2016-13 as of January 1, 2020.
(4) Increase in 2019 relates to commercial settlements in China.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (5)	Deductions
Tax valuation allowance
Year ended December 31, 2020	$194.8	51.6	(6)	7.3	(19.3)	(7)	$234.4
Year ended December 31, 2019	$171.2	24.6	(8)	(1.0)	—		$194.8
Year ended December 31, 2018	$189.4	33.1	(9)	(10.4)	(40.9)	(10)	$171.2
(5) Includes foreign currency translation.
(6) Primarily related to 2020 losses with no benefit in certain foreign jurisdictions and U.S. states and new valuation allowances in foreign jurisdictions and U.S. states.
(7) Deductions a result of the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operations.
(8) Primarily related to 2019 losses with no benefit in certain foreign jurisdictions.
(9) Primarily related to 2018 losses with no benefit in certain foreign jurisdictions.
(10) Primarily related to release of valuation allowance in the U.S. and France.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2021 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2021 Proxy Statement under the headings “Corporate Governance, Board and Committee Matters - Director Compensation,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Discussion and Analysis,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Committee Report” and “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Stock Ownership and Related Stockholder Matters.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2021 Proxy Statement under the heading “Transactions with Related Persons.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”
Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2021 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

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

4.3*	Description of Securities (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

4.4*
Indenture, dated as of May 29, 2020, by and among Cooper-Standard Automotive Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.'s Current Report on Form 8-K filed June 1, 2020 (File No. 001-36127)).

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

10.6*
Amendment No. 1, dated as of March 24, 2020, to the Third Amended and Restated Loan Agreement and Limited Waiver by and among CS Intermediate Holdco 1 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., certain subsidiaries of Cooper-Standard Automotive Inc., the lenders party thereto and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.7*
Amendment No. 2, dated as of May 18, 2020, to the Third Amended and Restated Loan Agreement by and among Cooper-Standard Automotive Inc., as loan party agent, and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.8*†
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

10.20*†
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

10.22*†
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

10.24*†
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

10.26*†
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

Exhibit No.	Description of Exhibit

10.28*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.29*†
Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.30*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.31*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.32*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan 2017 Performance Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017).

10.33*†
Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.34*†
Cooper-Standard Automotive Inc. Long-Term Incentive Plan Amended and Restated effective as of May 18, 2017 (incorporated by reference to Exhibit 10.37 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.35*†
Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2018 (incorporated by reference to Exhibit 10.38 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.36*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.37*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.38*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan 2017 Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.39*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.42 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

Exhibit No.	Description of Exhibit
10.40*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.41*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.42*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.43*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.44*†
Offer Letter between Jeffrey A. DeBest, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated January 24, 2018 (incorporated by reference to Exhibit 10.47 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.45*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.46*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.47*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.48*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.49*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.50*†
Separation Agreement between Song Min Lee, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated as of December 31, 2019 (incorporated by reference to Exhibit 10.54 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.51*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

Exhibit No.	Description of Exhibit
10.52*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.53*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.54*†
Cooper-Standard Automotive Inc. US Salary Deferral Program, dated April 20, 2020, with Program Term starting May 4, 2020 (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.55*†
Cooper-Standard Automotive Inc. US Salary Deferral Program, as amended on May 14, 2020. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.56*†
Cooper Standard European Salary Deferral Program, with program term beginning May 1, 2020. (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.57*†
Supplementary Agreement to the Employment Contract of Juan Fernando de Miguel Posada, dated May 14, 2020, about the Cooper Standard European Salary Deferral Program (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.58*†
Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2020 (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.59*†
Amendment to Separation Agreement between Song Min Lee, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. dated as of June 2, 2020 (incorporated by reference to Exhibit 10.6 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.60*†
Cooper-Standard Automotive Inc. Executive Severance Pay Plan effective January 1, 2011, amended and restated as of June 17, 2020 (incorporated by reference to Exhibit 10.7 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.61**†	Separation Agreement by and between Cooper Standard Europe GmbH and Mr. Juan Fernando de Miguel Posada.

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit
32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH****	Inline XBRL Taxonomy Extension Schema Document

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104****	Cover Page Interactive Data File, formatted in Inline XBRL

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

COOPER-STANDARD HOLDINGS INC.

Date: February 22, 2021	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2021 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Peter C. Brusate	Chief Accounting Officer (Principal Accounting Officer)
Peter C. Brusate

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freedland	Director
Richard J. Freedland

/s/ Adriana E. Macouzet Flores	Director
Adriana E. Macouzet Flores