Form 10-Q
period 2021-03-31
Cooper-Standard Holdings Inc.
filed 2021-05-07
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 16,942,878 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2021

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
Sales	$668,967	$654,890
Cost of products sold	600,675	611,747
Gross profit	68,292	43,143
Selling, administration & engineering expenses	58,054	70,671
Gain on sale of business	(891)	—
Amortization of intangibles	1,772	4,450
Restructuring charges	21,047	7,276
Impairment of assets held for sale	—	74,079
Other impairment charges	—	977
Operating loss	(11,690)	(114,310)
Interest expense, net of interest income	(17,784)	(10,237)
Equity in earnings of affiliates	786	1,431
Other expense, net	(5,089)	(3,440)
Loss before income taxes	(33,777)	(126,556)
Income tax expense (benefit)	936	(14,117)
Net loss	(34,713)	(112,439)
Net loss attributable to noncontrolling interests	849	1,851
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,864)	$(110,588)

Loss per share:
Basic	$(2.00)	$(6.55)
Diluted	$(2.00)	$(6.55)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(34,713)	$(112,439)
Other comprehensive loss:
Currency translation adjustment	(6,572)	(28,889)
Benefit plan liabilities adjustment, net of tax	2,739	2,682
Fair value change of derivatives, net of tax	(571)	(10,076)
Other comprehensive loss, net of tax	(4,404)	(36,283)
Comprehensive loss	(39,117)	(148,722)
Comprehensive loss attributable to noncontrolling interests	1,101	2,358
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(38,016)	$(146,364)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$398,847	$438,438
Accounts receivable, net	383,692	379,564
Tooling receivable, net	77,728	82,150
Inventories	171,086	143,742
Prepaid expenses	30,639	29,748
Income tax receivable and refundable credits	83,761	85,977
Other current assets	100,208	100,110
Total current assets	1,245,961	1,259,729
Property, plant and equipment, net	857,609	892,309
Operating lease right-of-use assets, net	106,670	109,795
Goodwill	142,307	142,250
Intangible assets, net	65,863	67,679
Other assets	146,951	140,182
Total assets	$2,565,361	$2,611,944

Liabilities and Equity
Current liabilities:
Debt payable within one year	$43,441	$40,731
Accounts payable	364,168	385,284
Payroll liabilities	103,394	112,727
Accrued liabilities	124,469	110,827
Current operating lease liabilities	25,666	21,711
Total current liabilities	661,138	671,280
Long-term debt	981,486	982,760
Pension benefits	146,790	152,230
Postretirement benefits other than pensions	49,735	49,613
Long-term operating lease liabilities	86,113	90,517
Other liabilities	54,153	41,433
Total liabilities	1,979,415	1,987,833
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,008,361 shares issued and 16,942,552 shares outstanding as of March 31, 2021, and 18,962,894 shares issued and 16,897,085 outstanding as of December 31, 2020	17	17
Additional paid-in capital	499,671	498,719
Retained earnings	316,406	350,270
Accumulated other comprehensive loss	(246,048)	(241,896)
Total Cooper-Standard Holdings Inc. equity	570,046	607,110
Noncontrolling interests	15,900	17,001
Total equity	585,946	624,111
Total liabilities and equity	$2,565,361	$2,611,944
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(34,713)	$(112,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,756	33,313
Amortization of intangibles	1,772	4,450
Gain on sale of business	(891)	—
Impairment of assets held for sale	—	74,079
Other impairment charges	—	977
Share-based compensation expense	2,178	2,374
Equity in earnings of affiliates, net of dividends related to earnings	(786)	3,814
Deferred income taxes	(1,434)	(20,191)
Other	130	1,138
Changes in operating assets and liabilities	(5,096)	10,455
Net cash used in operating activities	(7,084)	(2,030)
Investing activities:
Capital expenditures	(38,617)	(50,591)
Proceeds from sale of fixed assets and other	2,363	482
Net cash used in investing activities	(36,254)	(50,109)
Financing activities:
Principal payments on long-term debt	(1,797)	(1,498)
Increase in short-term debt, net	3,429	3,021
Taxes withheld and paid on employees' share-based payment awards	(729)	(512)
Other	385	(625)
Net cash provided by financing activities	1,288	386
Effects of exchange rate changes on cash, cash equivalents and restricted cash	5,358	(6,200)
Changes in cash, cash equivalents and restricted cash	(36,692)	(57,953)
Cash, cash equivalents and restricted cash at beginning of period	443,578	361,742
Cash, cash equivalents and restricted cash at end of period	$406,886	$303,789

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$398,847	$438,438
Restricted cash included in other current assets	6,801	4,089
Restricted cash included in other assets	1,238	1,051
Total cash, cash equivalents and restricted cash	$406,886	$443,578
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2021 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Updates (“ASU”) during the three months ended March 31, 2021, which did not have a material impact on its condensed consolidated financial statements.

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
3. Divestiture
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
Upon meeting the criteria for held for sale classification and during the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $74,079 to reduce the carrying value of the held for sale entities to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less costs to sell were assessed each reporting period that the asset group remained classified as held for sale.
On July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction included payment denominated in Euro of €9,000, which consisted of €6,500 in cash paid and €2,500 in deferred payment obligations, payable in December 2021.
During the three months ended March 31, 2021, the Company recorded subsequent adjustments resulting in a gain of $891.
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
Revenue by customer group for the three months ended March 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$331,613	$159,781	$113,041	$15,479	$—	$619,914
Commercial	4,281	5,881	1,182	7	1,251	12,602
Other	3,142	114	2	—	33,193	36,451
Revenue	$339,036	$165,776	$114,225	$15,486	$34,444	$668,967
Revenue by customer group for the three months ended March 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$325,982	$170,781	$78,742	$20,439	$—	$595,944
Commercial	3,178	5,557	546	10	1,134	10,425
Other	5,641	8,904	56	22	33,898	48,521
Revenue	$334,801	$185,242	$79,344	$20,471	$35,032	$654,890
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended March 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$121,175	$129,361	$69,673	$11,274	$—	$331,483
Fuel and brake delivery systems	112,656	30,790	28,369	2,865	—	174,680
Fluid transfer systems	105,205	5,625	16,183	1,347	—	128,360
Other	—	—	—	—	34,444	34,444
Consolidated	$339,036	$165,776	$114,225	$15,486	$34,444	$668,967
Revenue by product line for the three months ended March 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$124,556	$127,246	$49,024	$13,549	$—	$314,375
Fuel and brake delivery systems	104,934	28,562	19,818	5,747	—	159,061
Fluid transfer systems	105,311	21,945	10,502	1,175	—	138,933
Other	—	7,489	—	—	35,032	42,521
Consolidated	$334,801	$185,242	$79,344	$20,471	$35,032	$654,890
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2021.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2021	December 31, 2020	Change
Contract assets	$5,274	$777	$4,497
Contract liabilities	(21)	(27)	6
Net contract assets	$5,253	$750	$4,503

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were current liabilities of $15,882 and $16,932, respectively, and long-term liabilities of $6,427 and $6,828, respectively.
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
Restructuring expense by segment for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
North America	$2,363	$3,703
Europe	16,397	2,193
Asia Pacific	369	133
South America	1,587	1,202
Total Automotive	20,716	7,231
Corporate and other	331	45
Total	$21,047	$7,276
Restructuring activity for the three months ended March 31, 2021 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Expense	18,152	2,895	21,047
Cash payments	(4,416)	(5,646)	(10,062)
Non-cash fixed asset impairments included in expense	—	(182)	(182)
Foreign exchange translation and other	(603)	1,928	1,325
Balance as of March 31, 2021	$28,162	$7,401	$35,563
6. Inventories
Inventories consist of the following:

	March 31, 2021	December 31, 2020
Finished goods	$46,675	$39,136
Work in process	41,153	35,477
Raw materials and supplies	83,258	69,129
	$171,086	$143,742

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
7. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s condensed consolidated balance sheets.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$7,344	$8,605
Short-term lease expense	1,640	1,010
Variable lease expense	248	250
Finance lease expense:
Amortization of right-of-use assets	546	681
Interest on lease liabilities	366	385
Total lease expense	$10,144	$10,931

Other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,346	$7,933
Operating cash flows for finance leases	362	410
Financing cash flows for finance leases	652	648
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,932	37,205
Finance leases	—	61

Weighted Average Remaining Lease Term (in years)
Operating leases	7.6	8.2
Finance leases	10.4	11.1

Weighted Average Discount Rate
Operating leases	5.4%	5.3%
Finance leases	5.7%	6.1%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2021	$24,400	$2,442
2022	22,224	3,181
2023	17,837	3,092
2024	13,616	3,370
2025	10,416	3,442
Thereafter	50,890	21,120
Total future minimum lease payments	139,383	36,647
Less imputed interest	(27,604)	(9,624)
Total	$111,779	$27,023
Amounts recognized on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	106,670	109,795
Current operating lease liabilities	25,666	21,711
Long-term operating lease liabilities	86,113	90,517

Finance Leases
Debt payable within one year	2,193	2,300
Long-term debt	24,830	26,152

As of March 31, 2021 and December 31, 2020, assets recorded under finance leases, net of accumulated depreciation were $29,837 and $30,847, respectively. As of March 31, 2021, the Company had additional operating and finance leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $5,563. These leases will commence in 2021 with lease terms up to five years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020
Land and improvements	$58,334	$61,226
Buildings and improvements	291,272	298,431
Machinery and equipment	1,283,381	1,277,624
Construction in progress	78,362	96,706
	1,711,349	1,733,987
Accumulated depreciation	(853,740)	(841,678)
Property, plant and equipment, net	$857,609	$892,309
Based on the Company’s interim impairment assessment, the Company determined there were no indicators of impairment identified during the three months ended March 31, 2021.
During the three months ended March 31, 2020, the Company recorded an impairment charge related to machinery and equipment of $977 due to the deterioration of financial results in a certain Asia Pacific location. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2021 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2020	$128,214	$14,036	$142,250
Foreign exchange translation	57	—	57
Balance as of March 31, 2021	$128,271	$14,036	$142,307
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2021.
Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,510	$(122,837)	$31,673
Other	44,725	(10,535)	34,190
Balance as of March 31, 2021	$199,235	$(133,372)	$65,863

Customer relationships	$155,409	$(122,657)	$32,752
Other	44,826	(9,899)	34,927
Balance as of December 31, 2020	$200,235	$(132,556)	$67,679
10. Debt
A summary of outstanding debt as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
Senior Notes	$396,008	$395,829
Senior Secured Notes	240,043	239,567
Term Loan	323,030	323,636
ABL Facility	—	—
Finance leases	27,023	28,452
Other borrowings	38,823	36,007
Total debt	1,024,927	1,023,491
Less current portion	(43,441)	(40,731)
Total long-term debt	$981,486	$982,760
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2021 and December 31, 2020, the Company had $3,992 and $4,171 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13.0% Senior Secured Notes due 2024
In May 2020, the Company issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year.
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of March 31, 2021 and December 31, 2020, the Company had $5,547 and $5,828 of unamortized debt issuance costs, respectively, and $4,410 and $4,605 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of March 31, 2021 and December 31, 2020, the Company had $1,532 and $1,680 of unamortized debt issuance costs, respectively, and $998 and $1,084 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of March 31, 2021, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $163,208. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,530 of outstanding letters of credit, the Company effectively had $141,357 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment in March 2020, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company had $967 and $1,029, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of March 31, 2021.
Other
Other borrowings as of March 31, 2021 and December 31, 2020 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020	Input
Forward foreign exchange contracts - other current assets	$1,129	$1,826	Level 2
Forward foreign exchange contracts - accrued liabilities	(788)	(750)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 3. “Divestiture” and Note 8. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	March 31, 2021	December 31, 2020
Aggregate fair value	$942,438	$965,052
Aggregate carrying value (1)	975,550	976,400
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2021 and December 31, 2020, the notional amount of these contracts was $66,133 and $97,503, respectively, and consisted of hedges of transactions up to December 2021.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2021	2020
Forward foreign exchange contracts	$(548)	$(12,871)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended March 31,
	2021	2020
Forward foreign exchange contracts	$188	$115
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

	March 31, 2021	December 31, 2020
Off-balance sheet arrangements	$80,461	$85,108
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2021	2020
Accounts receivable factored	$117,271	$176,508
Costs	154	309
As of March 31, 2021 and December 31, 2020, cash collections on behalf of the Factor that have yet to be remitted were $6,174 and $1,786, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.
13. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$223	$914	$213	$989
Interest cost	1,629	648	2,033	782
Expected return on plan assets	(3,564)	(334)	(3,421)	(577)
Amortization of prior service cost and actuarial loss	418	932	485	794
Net periodic benefit (income) cost	$(1,294)	$2,160	$(690)	$1,988

	Other Postretirement Benefits
	Three Months Ended March 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$90	$26	$96
Interest cost	133	177	170	173
Amortization of prior service credit and actuarial (gain) loss	(349)	190	(483)	107
Net periodic benefit (income) cost	$(190)	$457	$(287)	$376
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2021	2020
Foreign currency losses	$(5,264)	$(3,232)
Components of net periodic benefit income (cost) other than service cost	120	(63)
Factoring costs	(154)	(309)
Miscellaneous income	209	164
Other expense, net	$(5,089)	$(3,440)
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
Income tax expense (benefit), loss before income taxes and the corresponding effective tax rate for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Income tax expense (benefit)	$936	$(14,117)
Loss before income taxes	(33,777)	(126,556)
Effective tax rate	(3)%	11%
The effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 varied from prior periods primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, and due to a benefit in the three months ended March 31, 2020 for net operating losses carried back up to five years at tax rates in effect during those periods under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), rather than carried forward at current federal tax rates of 21%. The incremental loss in the three months ended March 31, 2020 was driven by impairment charges on held for sale entities for which no tax benefit was recognized. Additionally, a discrete expense of $13,309 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the three months ended March 31, 2020.
The income tax rate for the three months ended March 31, 2021 and 2020 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Additionally, the income tax rate for the three months ended March 31, 2020 varied from the U.S. statutory rate as a result of benefits from net operating loss carry backs under the CARES Act. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Net Loss Per Share Attributable to Cooper-Standard Holdings Inc.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2021	2020
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(33,864)	$(110,588)

Basic weighted average shares of common stock outstanding	16,951,190	16,883,717
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares of common stock outstanding	16,951,190	16,883,717

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(2.00)	$(6.55)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(2.00)	$(6.55)
Approximately 189,000 and 13,000 securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2021		2020
Foreign currency translation adjustment
Balance at beginning of period	$(136,579)		$(153,933)
Other comprehensive loss before reclassifications	(6,320)	(1)	(28,382)	(1)
Balance at end of period	$(142,899)		$(182,315)
Benefit plan liabilities
Balance at beginning of period	$(106,079)		$(100,160)
Other comprehensive income before reclassifications	1,643	(2)	2,024	(2)
Amounts reclassified from accumulated other comprehensive loss	1,096	(3)	658	(4)
Balance at end of period	$(103,340)		$(97,478)
Fair value change of derivatives
Balance at beginning of period	$762		$352
Other comprehensive loss before reclassifications	(432)	(5)	(9,984)	(5)
Amounts reclassified from accumulated other comprehensive loss	(139)	(6)	(92)	(6)
Balance at end of period	$191		$(9,724)
Accumulated other comprehensive loss, ending balance	$(246,048)		$(289,517)
(1)Includes other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature of $4,389 and $22,703 for the three months ended March 31, 2021 and 2020, respectively.
(2)Net of tax (benefit) expense of $(245) and $337 for the three months ended March 31, 2021 and 2020, respectively.
(3)Includes the effect of the amortization of actuarial losses of $1,124 and amortization of prior service cost of $65, net of tax of $93.
(4)Includes the effect of the amortization of actuarial losses of $872 and amortization of prior service cost of $21, net of tax of $235.
(5)Net of tax benefit of $116 and $2,887 for the three months ended March 31, 2021 and 2020, respectively.
(6)Net of tax expense of $49 and $23 for the three months ended March 31, 2021 and 2020, respectively.
18. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2021, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2021 or during the three months ended March 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
19. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.
In February 2021, the Company granted Restricted Stock Units (“RSUs”), Performance Units (“PUs”) and stock options. The RSUs cliff vest after three years, the PUs vest ratably over three years after the initial two-year performance period, and the stock options vest ratably over three years. The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) and total shareholder return, which may range from 0% to 200% of the target award amount.
Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2021	2020
PUs	$339	$74
RSUs	1,246	1,643
Stock options	593	657
Total	$2,178	$2,374
20. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2021 and December 31, 2020, the Company had approximately $12,012 and $13,302, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
21. Segment Reporting
The Company’s business is organized in the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. The Company’s principal products within each of the reportable segments are sealing, fuel and brake delivery, and fluid transfer systems.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2021			2020
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$339,036	$2,633	$41,233	$334,801	$4,468	$37,019
Europe	165,776	2,979	(1,489)	185,242	3,091	(4,623)
Asia Pacific	114,225	630	3,552	79,344	457	(17,057)
South America	15,486	12	(2,608)	20,471	68	(4,577)
Total Automotive	634,523	6,254	40,688	619,858	8,084	10,762
Corporate, eliminations and other	34,444	(6,254)	(2,148)	35,032	(8,084)	(2,483)
Consolidated	$668,967	$—	$38,540	$654,890	$—	$8,279

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA	$38,540	$8,279
Restructuring charges	(21,047)	(7,276)
Gain on sale of business	891	—
Impairment of assets held for sale	—	(74,079)
Project costs	—	(2,425)
Other impairment charges	—	(684)
Lease termination costs	—	(520)
EBITDA	$18,384	$(76,705)
Income tax (expense) benefit	(936)	14,117
Interest expense, net of interest income	(17,784)	(10,237)
Depreciation and amortization	(33,528)	(37,763)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,864)	$(110,588)

	March 31, 2021	December 31, 2020
Segment assets:
North America	$941,996	$907,652
Europe	447,340	465,031
Asia Pacific	543,970	587,610
South America	61,714	64,800
Total Automotive	1,995,020	2,025,093
Corporate, eliminations and other	570,341	586,851
Consolidated	$2,565,361	$2,611,944

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“2020 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2020 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2020 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 83% of our sales in 2020 made directly to major OEMs. We operate our business along the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The global COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during 2020, which has continued into 2021. Although optimism for an economic recovery has increased in the first quarter of 2021, a considerable amount of uncertainty remains. The rate of recovery has varied across regions, and, in some cases, rapid growth and spikes in consumer and industrial demand have outpaced production and supply chain capacity. These supply/demand imbalances have added another layer of uncertainty for the broader economic outlook and for the automotive industry around the world. Despite these uncertainties, economists at the International Monetary Fund (IMF) remain positive in their outlook and have recently increased their forecasts for global economic growth. They are now expecting the global economy to grow by approximately 6.0% in 2021.
In North America, the United States government has injected historic levels of fiscal stimulus into its economy to sustain businesses, create jobs and drive consumer confidence and spending. In addition, rapid distribution and administration of COVID-19 vaccines have enabled large segments of the economy to return to near normal activity, spurring growth. IMF economists now expect economic growth of approximately 6.0% for the North America region in 2021. Further, the IMF expects unemployment to decline to approximately 6.0% in 2021, compared to more than 8.0% in 2020.
In Europe, the IMF is projecting economic growth of approximately 4.4% for 2021. The region continues to experience recurring outbreaks of COVID-19 and some localized increases in pandemic related restrictions. However, vaccinations are increasing throughout the region and this is expected to drive additional economic activity in the second half of the year. Despite the improving health outlook, the IMF expects unemployment in the region to increase to 8.0% in 2021, keeping consumer confidence and economic growth rates below those of other developed regions.
In Asia Pacific, the IMF expects China’s economy to grow by 8.4% in 2021. Unemployment is expected to decline slightly to 3.6%. China’s central government has pledged to maintain continuity of macroeconomic policies during 2021. In addition, it has extended certain loan repayment deferral policies for small and medium businesses, an indication that it does not yet believe its post pandemic economic recovery is complete.
In South America, the IMF estimates that the Brazilian economy will grow by approximately 3.7% in 2021. Unemployment is expected to decline slightly to 10.6% from 11.4% in 2020. Despite the high unemployment rate and continuing regional outbreaks of COVID-19, Brazil is beginning to experience upward price pressures. With inflation now expected to exceed 4.5%, the country’s central bank has recently raised its benchmark interest rate to 2.75% from 2.00%, suggesting that aggressive monetary incentives are no longer necessary to support economic activity. Given the long history of political instability and economic volatility, we remain cautious for the mid to long-term economic outlook in the region.
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
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. Beginning in the first quarter of 2020, as a result of COVID-19, we experienced the shutdown of effectively all of our facilities coinciding with the shutdown of our customer facilities in all regions. Production subsequently resumed in all regions, at steadily increasing rates throughout the year. We collaborate closely with our customers as production volumes continue to increase and approach pre-COVID-19 levels, while also adhering to enhanced safety standards and measures to protect our employees.
In the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors, as well as weather-induced shutdowns in North America and the resulting chemical shortages. The shortage of semiconductors and chemicals has resulted in slowdowns and occasional stoppages in the final production of vehicles. While the supply issues are expected to improve in the second half of 2021, we are collaborating closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(In millions of units)	2021(1)	2020(1)	% Change
North America	3.6	3.8	(4.5)%
Europe	4.7	4.7	(0.9)%
Asia Pacific	10.9	8.2	32.6%
Greater China	5.8	3.3	77.1%
South America	0.7	0.7	3.9%
(1)Production data based on IHS Automotive, April 2021.
In North America and Europe, first quarter vehicle production declined in 2021 compared to the prior year period, primarily due to the impact of semiconductor supply issues. In Asia Pacific, first quarter vehicle production increased significantly in 2021 compared to the prior year period primarily due to the impact of COVID-19 plant shutdowns in the prior year, which affected the region for much of the first quarter of 2020. The largest increases in production have been in China, which has had strong production volumes since industry wide shutdowns in the prior year. In South America, vehicle production slightly increased, as the region continues steady volume increases after industry wide shutdowns in the prior year.

Results of Operations

	Three Months Ended March 31,
	2021	2020	Change
	(dollar amounts in thousands)
Sales	$668,967	$654,890	$14,077
Cost of products sold	600,675	611,747	(11,072)
Gross profit	68,292	43,143	25,149
Selling, administration & engineering expenses	58,054	70,671	(12,617)
Gain on sale of business	(891)	—	(891)
Amortization of intangibles	1,772	4,450	(2,678)
Restructuring charges	21,047	7,276	13,771
Impairment of assets held for sale	—	74,079	(74,079)
Other impairment charges	—	977	(977)
Operating loss	(11,690)	(114,310)	102,620
Interest expense, net of interest income	(17,784)	(10,237)	(7,547)
Equity in earnings of affiliates	786	1,431	(645)
Other expense, net	(5,089)	(3,440)	(1,649)
Loss before income taxes	(33,777)	(126,556)	92,779
Income tax expense (benefit)	936	(14,117)	15,053
Net loss	(34,713)	(112,439)	77,726
Net loss attributable to noncontrolling interests	849	1,851	(1,002)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,864)	$(110,588)	$76,724

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Sales
Sales for the three months ended March 31, 2021 increased 2.1%, compared to the three months ended March 31, 2020. Vehicle production volume increases in China, due to the impact of COVID-19 plant shutdowns in 2020, and foreign exchange drove the increase in sales, which were partially offset by customer shutdowns in North America and Europe primarily due to semiconductor supply shortages in 2021, and by the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$668,967	$654,890	$14,077	$40,941	$20,081	$(46,945)
* Net of customer price reductions

Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$600,675	$611,747	$(11,072)	$34,786	$18,655	$(64,513)
Gross profit	68,292	43,143	25,149	6,155	1,426	17,568
Gross profit percentage of sales	10.2%	6.6%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 48% and 47% of total cost of products sold for the three months ended March 31, 2021 and 2020, respectively. The change in the cost of products sold was impacted by vehicle volume and mix, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, material cost reductions, commodity price fluctuations, foreign exchange and wage inflation.
Gross profit for the three months ended March 31, 2021 increased $25.1 million or 58.3% compared to the three months ended March 31, 2020. The increase was driven by net favorable operational performance, restructuring savings and material cost reductions, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations. These items were partially offset by wage inflation, employee incentives and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended March 31, 2021 was 8.7% of sales compared to 10.8% for the three months ended March 31, 2020. Selling, administration and engineering expenses were lower by $12.6 million. The decrease was primarily due to savings generated from salaried headcount initiatives, net divestitures and lower travel expenses, partially offset by general inflation and higher variable employee compensation expenses.
Gain on Sale of Business. The gain on sale of business of $0.9 million for the three months ended March 31, 2021 related primarily to deconsolidation adjustments for the sale of our European fluid transfer and specialty sealing businesses and Indian operations. We completed the sale on July 1, 2020.
Amortization of Intangibles. Intangible amortization for the three months ended March 31, 2021 decreased $2.7 million compared to the three months ended March 31, 2020. The decrease was primarily driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Restructuring. Restructuring charges for the three months ended March 31, 2021 increased $13.8 million compared to the three months ended March 31, 2020. The increase was driven by higher restructuring charges in Europe, primarily related to headcount initiatives and footprint rationalization.
Impairment Charges. There were no non-cash impairment charges for the three months ended March 31, 2021. Impairment charges during the three months ended March 31, 2020 primarily related to reducing the carrying value of our held for sale facilities to fair value less costs to sell. Other non-cash impairment charges also related to property, plant and equipment in the Asia Pacific region.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2021 increased $7.5 million compared to the three months ended March 31, 2020, primarily due to higher outstanding debt balances.
Other Expense, Net. Other expense for the three months ended March 31, 2021 increased $1.6 million compared to the three months ended March 31, 2020, primarily due to higher foreign currency losses.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2021 was $0.9 million on losses before income taxes of $33.8 million. This compares to an income tax benefit of $14.1 million on losses before income taxes of $126.6 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 differed primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, as well as due to benefits recorded in the three month period ended March 31, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES

Act”) net operating loss (“NOL”) carry back provision that allows NOLs generated to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
Sales

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$339,036	$334,801	$4,235	$3,497	$738	$—
Europe	165,776	185,242	(19,466)	279	14,077	(33,822)
Asia Pacific	114,225	79,344	34,881	40,087	7,917	(13,123)
South America	15,486	20,471	(4,985)	(1,377)	(3,608)	—
Total Automotive	634,523	619,858	14,665	42,486	19,124	(46,945)
Corporate, eliminations and other	34,444	35,032	(588)	(1,545)	957	—
Consolidated	$668,967	$654,890	$14,077	$40,941	$20,081	$(46,945)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by volume increases in China due to the impact of COVID-19 plant shutdowns in 2020, partially offset by the impact of customer shutdowns primarily due to semiconductor supply shortages in both North American and Europe in 2021.
•The impact of foreign currency exchange primarily related to the Euro, Renminbi, and Brazilian Real.

Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$41,233	$37,019	$4,214	$(2,362)	$(4,719)	$11,295	$—
Europe	(1,489)	(4,623)	3,134	914	(860)	2,908	172
Asia Pacific	3,552	(17,057)	20,609	6,994	1,631	9,133	2,851
South America	(2,608)	(4,577)	1,969	1,430	882	(343)	—
Total Automotive	40,688	10,762	29,926	6,976	(3,066)	22,993	3,023
Corporate, eliminations and other	(2,148)	(2,483)	335	(821)	428	728	—
Consolidated adjusted EBITDA	$38,540	$8,279	$30,261	$6,155	$(2,638)	$23,721	$3,023
* Net of customer price reductions

•Volume and mix, net of customer price reductions, was driven by the regional mix of vehicle production in each of our segments and includes increases in China due to the impact of COVID-19 plant shutdowns in 2020, partially offset by the impact of customer shutdowns primarily due to the semiconductor supply shortages in both North America and Europe in 2021.
•The impact of foreign currency exchange was driven by the Mexican Peso, Polish Zloty, Czech Koruna, and Chinese Renminbi.
•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses due to salaried headcount initiatives, lower travel expenses, purchasing savings through lean initiatives, and restructuring savings;
◦Commodity cost, wage and variable employee compensation increases;
◦Manufacturing efficiencies of $18 million, primarily driven by our North America and Asia Pacific segments.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. Based on those actions and current projections of OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic and supply chain issues facing the industry. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the impact of COVID-19, and other factors.

Cash Flows
Operating Activities. Net cash used in operations was $7.1 million for the three months ended March 31, 2021, compared to net cash used in operations of $2.0 million for the three months ended March 31, 2020. The net outflow was primarily due to working capital outflows, partially offset by higher cash earnings.
Investing Activities. Net cash used in investing activities was $36.3 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $50.1 million for the three months ended March 31, 2020. The reduction was primarily due to lower capital expenditures. In response to the COVID-19 pandemic, significant decreases in capital expenditures occurred throughout 2020. We expect lower expenditures will continue in 2021, primarily as part of initiatives to consistently reduce overall capital spending. We anticipate that we will spend approximately $100 million to $125 million on capital expenditures in 2021.
Financing Activities. Net cash provided by financing activities totaled $1.3 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $0.4 million for the three months ended March 31, 2020. The inflow was primarily due to increases in short-term debt during the three months ended March 31, 2021.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of March 31, 2021, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
We did not make any repurchases under the 2018 Program during the three months ended March 31, 2021 or during the three months ended March 31, 2020.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2021	2020
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,864)	$(110,588)
Income tax expense (benefit)	936	(14,117)
Interest expense, net of interest income	17,784	10,237
Depreciation and amortization	33,528	37,763
EBITDA	$18,384	$(76,705)
Restructuring charges	21,047	7,276
Gain on sale of business (1)	(891)	—
Impairment of assets held for sale (2)	—	74,079
Project costs (3)	—	2,425
Other impairment charges (4)	—	684
Lease termination costs (5)	—	520
Adjusted EBITDA	$38,540	$8,279
(1)Gain on sale of business related to divestitures in 2020.
(2)Non-cash impairment charges related to reducing the carrying value of the held for sale entities to fair value less costs to sell.
(3)Project costs recorded in selling, administration and engineering expense related to divestitures in 2020.
(4)Non-cash impairment charges of $684 related to fixed assets, net of approximately $293 attributable to our noncontrolling interests.
(5)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.

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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2020 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2021, we had approximately $98.7 million of repurchase authorization remaining under our ongoing common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 18. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2021 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2021 through January 31, 2021	—	$—	—	$98.7
February 1, 2021 through February 28, 2021	17,138	37.19	—	98.7
March 1, 2021 through March 31, 2021	5,324	42.69	—	98.7
Total	22,462		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards and the exercise of stock option awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*	Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.2*	Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award).

10.3*	Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award)

10.4*	Separation Agreement between Jeffrey DeBest, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. effective as of March 1, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 7, 2021	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer)