Form 10-Q
period 2021-06-30
Cooper-Standard Holdings Inc.
filed 2021-08-05
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 16,989,177 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2021

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$533,185	$340,467	$1,202,152	$995,357
Cost of products sold	534,118	400,838	1,134,793	1,012,585
Gross (loss) profit	(933)	(60,371)	67,359	(17,228)
Selling, administration & engineering expenses	50,085	68,271	108,139	138,942
Gain on sale of business, net	195	—	(696)	—
Amortization of intangibles	1,933	3,513	3,705	7,963
Restructuring charges	11,631	9,774	32,678	17,050
Impairment charges	841	12,554	841	87,610
Operating loss	(65,618)	(154,483)	(77,308)	(268,793)
Interest expense, net of interest income	(18,125)	(12,771)	(35,909)	(23,008)
Equity in earnings (losses) of affiliates	393	(3,011)	1,179	(1,580)
Other income (expense), net	1,362	(4,701)	(3,727)	(8,141)
Loss before income taxes	(81,988)	(174,966)	(115,765)	(301,522)
Income tax benefit	(17,459)	(38,982)	(16,523)	(53,099)
Net loss	(64,529)	(135,984)	(99,242)	(248,423)
Net loss attributable to noncontrolling interests	918	1,765	1,767	3,616
Net loss attributable to Cooper-Standard Holdings Inc.	$(63,611)	$(134,219)	$(97,475)	$(244,807)

Loss per share:
Basic	$(3.73)	$(7.93)	$(5.74)	$(14.49)
Diluted	$(3.73)	$(7.93)	$(5.74)	$(14.49)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(64,529)	$(135,984)	$(99,242)	$(248,423)
Other comprehensive income (loss):
Currency translation adjustment	8,713	6,789	2,141	(22,100)
Benefit plan liabilities adjustment, net of tax	611	(716)	3,350	1,966
Fair value change of derivatives, net of tax	751	6,238	180	(3,838)
Other comprehensive income (loss), net of tax	10,075	12,311	5,671	(23,972)
Comprehensive loss	(54,454)	(123,673)	(93,571)	(272,395)
Comprehensive loss attributable to noncontrolling interests	727	1,675	1,828	4,033
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(53,727)	$(121,998)	$(91,743)	$(268,362)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$335,494	$438,438
Accounts receivable, net	321,770	379,564
Tooling receivable, net	92,514	82,150
Inventories	186,422	143,742
Prepaid expenses	33,835	29,748
Income tax receivable and refundable credits	87,296	85,977
Other current assets	95,640	100,110
Total current assets	1,152,971	1,259,729
Property, plant and equipment, net	849,392	892,309
Operating lease right-of-use assets, net	103,228	109,795
Goodwill	142,769	142,250
Intangible assets, net	64,143	67,679
Other assets	164,794	140,182
Total assets	$2,477,297	$2,611,944

Liabilities and Equity
Current liabilities:
Debt payable within one year	$55,738	$40,731
Accounts payable	323,315	385,284
Payroll liabilities	109,326	112,727
Accrued liabilities	116,920	110,827
Current operating lease liabilities	23,514	21,711
Total current liabilities	628,813	671,280
Long-term debt	981,643	982,760
Pension benefits	147,870	152,230
Postretirement benefits other than pensions	50,539	49,613
Long-term operating lease liabilities	83,086	90,517
Other liabilities	52,177	41,433
Total liabilities	1,944,128	1,987,833
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,054,323 shares issued and 16,988,514 shares outstanding as of June 30, 2021, and 18,962,894 shares issued and 16,897,085 outstanding as of December 31, 2020	17	17
Additional paid-in capital	501,348	498,719
Retained earnings	252,795	350,270
Accumulated other comprehensive loss	(236,164)	(241,896)
Total Cooper-Standard Holdings Inc. equity	517,996	607,110
Noncontrolling interests	15,173	17,001
Total equity	533,169	624,111
Total liabilities and equity	$2,477,297	$2,611,944
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946
Share-based compensation, net	45,962	—	1,677	—	—	1,677	—	1,677
Net loss	—	—	—	(63,611)	—	(63,611)	(918)	(64,529)
Other comprehensive income	—	—	—	—	9,884	9,884	191	10,075
Balance as of June 30, 2021	16,988,514	$17	$501,348	$252,795	$(236,164)	$517,996	$15,173	$533,169

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561
Share-based compensation, net	9,548	—	2,303	—	—	2,303	—	2,303
Net loss	—	—	—	(134,219)	—	(134,219)	(1,765)	(135,984)
Other comprehensive loss	—	—	—	—	12,221	12,221	90	12,311
Balance as of June 30, 2020	16,894,090	$17	$494,628	$373,068	$(277,296)	$590,417	$15,774	$606,191
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(99,242)	$(248,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	65,267	72,260
Amortization of intangibles	3,705	7,963
Gain on sale of business, net	(696)	—
Impairment charges	841	87,610
Share-based compensation expense	3,002	4,935
Equity in earnings of affiliates, net of dividends related to earnings	1,032	6,825
Deferred income taxes	(21,709)	(29,052)
Other	1,192	2,053
Changes in operating assets and liabilities	(14,126)	(30,405)
Net cash used in operating activities	(60,734)	(126,234)
Investing activities:
Capital expenditures	(55,599)	(62,874)
Proceeds from sale of fixed assets and other	3,035	817
Net cash used in investing activities	(52,564)	(62,057)
Financing activities:
Proceeds from issuance of long-term debt, net of discount	—	245,000
Principal payments on long-term debt	(2,895)	(3,081)
Increase (decrease) in short-term debt, net	14,811	(3,042)
Debt issuance costs	—	(4,904)
Taxes withheld and paid on employees' share-based payment awards	(744)	(516)
Other	532	(807)
Net cash provided by financing activities	11,704	232,650
Effects of exchange rate changes on cash, cash equivalents and restricted cash	4,179	(4,036)
Changes in cash, cash equivalents and restricted cash	(97,415)	40,323
Cash, cash equivalents and restricted cash reclassified to assets held for sale	—	(11,278)
Cash, cash equivalents and restricted cash at beginning of period	443,578	361,742
Cash, cash equivalents and restricted cash at end of period	$346,163	$390,787

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$335,494	$438,438
Restricted cash included in other current assets	8,506	4,089
Restricted cash included in other assets	2,163	1,051
Total cash, cash equivalents and restricted cash	$346,163	$443,578
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2021 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
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
Upon meeting the criteria for held for sale classification and during the six months ended June 30, 2020, the Company recorded non-cash impairment charges of $86,470 to reduce the carrying value of the held for sale entities to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less costs to sell were assessed each reporting period that the asset group remained classified as held for sale.
On July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction included payment denominated in Euro of €9,000, which consisted of €6,500 in cash paid and €2,500 in deferred payment obligations, payable in December 2021.
During the six months ended June 30, 2021, the Company recorded subsequent adjustments resulting in a net gain of $696.

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
Revenue by customer group for the three months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$240,111	$126,972	$102,950	$14,145	$—	$484,178
Commercial	3,405	5,471	965	8	1,445	11,294
Other	4,009	178	—	—	33,526	37,713
Revenue	$247,525	$132,621	$103,915	$14,153	$34,971	$533,185
Revenue by customer group for the six months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$571,724	$286,753	$215,991	$29,624	$—	$1,104,092
Commercial	7,686	11,352	2,147	15	2,696	23,896
Other	7,151	292	2	—	66,719	74,164
Revenue	$586,561	$298,397	$218,140	$29,639	$69,415	$1,202,152
Revenue by customer group for the three months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$120,939	$70,753	$104,307	$3,881	$—	$299,880
Commercial	1,971	3,223	1,413	—	823	7,430
Other	3,427	4,829	6	—	24,895	33,157
Revenue	$126,337	$78,805	$105,726	$3,881	$25,718	$340,467
Revenue by customer group for the six months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$446,921	$241,534	$183,049	$24,320	$—	$895,824
Commercial	5,149	8,780	1,959	10	1,957	17,855
Other	9,068	13,733	62	22	58,793	81,678
Revenue	$461,138	$264,047	$185,070	$24,352	$60,750	$995,357
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$90,174	$104,878	$62,328	$11,533	$—	$268,913
Fuel and brake delivery systems	82,389	23,991	25,166	2,148	—	133,694
Fluid transfer systems	74,962	3,752	16,421	472	—	95,607
Other	—	—	—	—	34,971	34,971
Consolidated	$247,525	$132,621	$103,915	$14,153	$34,971	$533,185
Revenue by product line for the six months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$211,349	$234,239	$132,001	$22,807	$—	$600,396
Fuel and brake delivery systems	195,045	54,781	53,535	5,013	—	308,374
Fluid transfer systems	180,167	9,377	32,604	1,819	—	223,967
Other	—	—	—	—	69,415	69,415
Consolidated	$586,561	$298,397	$218,140	$29,639	$69,415	$1,202,152
Revenue by product line for the three months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$48,952	$53,330	$69,517	$2,791	$—	$174,590
Fuel and brake delivery systems	42,272	11,298	25,366	826	—	79,762
Fluid transfer systems	35,113	9,557	10,843	264	—	55,777
Other	—	4,620	—	—	25,718	30,338
Consolidated	$126,337	$78,805	$105,726	$3,881	$25,718	$340,467
Revenue by product line for the six months ended June 30, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$173,508	$180,576	$118,541	$16,340	$—	$488,965
Fuel and brake delivery systems	147,206	39,860	45,184	6,573	—	238,823
Fluid transfer systems	140,424	31,502	21,345	1,439	—	194,710
Other	—	12,109	—	—	60,750	72,859
Consolidated	$461,138	$264,047	$185,070	$24,352	$60,750	$995,357

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Contract Estimates
The amount of revenue recognized is usually based on the purchase order price and adjusted for variable consideration, including pricing concessions. The Company accrues for pricing concessions by reducing revenue as products are shipped or delivered. The accruals are based on historical experience, anticipated performance and management’s best judgment. The Company also generally has ongoing adjustments to customer pricing arrangements based on the content and cost of its products. Such pricing accruals are adjusted as they are settled with customers. Customer returns, which are infrequent, are usually related to quality or shipment issues and are recorded as a reduction of revenue. The Company generally does not recognize significant return obligations due to their infrequent nature.
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2021.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2021	December 31, 2020	Change
Contract assets	$418	$777	$(359)
Contract liabilities	(288)	(27)	(261)
Net contract assets	$130	$750	$(620)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 were current liabilities of $16,254 and $16,932, respectively, and long-term liabilities of $6,818 and $6,828, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring expense by segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$843	$3,044	$3,206	$6,747
Europe	9,774	3,106	26,171	5,299
Asia Pacific	614	2,579	983	2,712
South America	400	849	1,987	2,051
Total Automotive	11,631	9,578	32,347	16,809
Corporate and other	—	196	331	241
Total	$11,631	$9,774	$32,678	$17,050
Restructuring activity for the six months ended June 30, 2021 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Expense	27,746	4,932	32,678
Cash payments	(8,900)	(6,740)	(15,640)
Non-cash fixed asset impairments included in expense	—	(214)	(214)
Foreign exchange translation and other	(382)	699	317
Balance as of June 30, 2021	$33,493	$7,083	$40,576
5. Inventories
Inventories consist of the following:

	June 30, 2021	December 31, 2020
Finished goods	$52,914	$39,136
Work in process	45,193	35,477
Raw materials and supplies	88,315	69,129
	$186,422	$143,742

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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$8,087	$7,814	$15,431	$16,419
Short-term lease expense	1,965	1,065	3,605	2,075
Variable lease expense	181	155	429	405
Finance lease expense:
Amortization of right-of-use assets	521	671	1,067	1,352
Interest on lease liabilities	372	400	738	785
Total lease expense	$11,126	$10,105	$21,270	$21,036

Other information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,953	$15,794
Operating cash flows for finance leases	734	810
Financing cash flows for finance leases	1,195	1,095
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,355	38,652
Finance leases	572	61

Weighted Average Remaining Lease Term (in years)
Operating leases	7.7	8.1
Finance leases	10.1	10.9

Weighted Average Discount Rate
Operating leases	5.5%	5.3%
Finance leases	5.8%	6.0%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2021	$14,610	$1,660
2022	23,174	3,326
2023	18,892	3,236
2024	14,192	3,513
2025	11,107	3,585
Thereafter	51,408	21,178
Total future minimum lease payments	133,383	36,498
Less imputed interest	(26,783)	(9,370)
Total	$106,600	$27,128
Amounts recognized on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$103,228	$109,795
Current operating lease liabilities	23,514	21,711
Long-term operating lease liabilities	83,086	90,517

Finance Leases
Debt payable within one year	2,222	2,300
Long-term debt	24,906	26,152

As of June 30, 2021 and December 31, 2020, assets recorded under finance leases, net of accumulated depreciation were $29,324 and $30,847, respectively. As of June 30, 2021, the Company had additional leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $12,266. These leases will commence in 2021 with lease terms up to ten years.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2021	December 31, 2020
Land and improvements	$58,979	$61,226
Buildings and improvements	294,773	298,431
Machinery and equipment	1,315,550	1,277,624
Construction in progress	70,742	96,706
	1,740,044	1,733,987
Accumulated depreciation	(890,652)	(841,678)
Property, plant and equipment, net	$849,392	$892,309
During the three and six months ended June 30, 2021, the Company recorded impairment charges of $841 due to idle assets, primarily in a certain Europe location. The fair value was determined using salvage value.
Other than the impairment noted above, the Company determined there were no other indicators of impairment identified during the six months ended June 30, 2021.
During the six months ended June 30, 2020, the Company recorded impairment charges of $1,140. During the three months ended March 31, 2020, impairment charges of $977 were recorded due to the deterioration of financial results in a certain Asia Pacific location. The fair value was determined using estimated orderly liquidation value. The Company also

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
recorded an impairment charge of $163 due to idle assets in various locations during the three months ended June 30, 2020. The fair value was determined using salvage value.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2021 were as follows:

	North America	Europe	Industrial Specialty Group	Total
Balance as of December 31, 2020	$128,214	$—	$14,036	$142,250
Acquisition (1)	—	408	—	408
Foreign exchange translation	111	—	—	111
Balance as of June 30, 2021	$128,325	$408	$14,036	$142,769
(1) During the second quarter of 2021, the Company purchased a supplier in its Europe reporting unit for an immaterial purchase consideration, resulting in tax deductible goodwill.
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2021.
Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,680	$(124,267)	$30,413
Other	45,014	(11,284)	33,730
Balance as of June 30, 2021	$199,694	$(135,551)	$64,143

Customer relationships	$155,409	$(122,657)	$32,752
Other	44,826	(9,899)	34,927
Balance as of December 31, 2020	$200,235	$(132,556)	$67,679

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Debt
A summary of outstanding debt as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
Senior Notes	$396,186	$395,829
Senior Secured Notes	240,552	239,567
Term Loan	322,424	323,636
ABL Facility	—	—
Finance leases	27,128	28,452
Other borrowings	51,091	36,007
Total debt	1,037,381	1,023,491
Less current portion	(55,738)	(40,731)
Total long-term debt	$981,643	$982,760
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2021 and December 31, 2020, the Company had $3,814 and $4,171 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
13.0% Senior Secured Notes due 2024
In May 2020, the Company issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year.
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of June 30, 2021 and December 31, 2020, the Company had $5,248 and $5,828 of unamortized debt issuance costs, respectively, and $4,200 and $4,605 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of June 30, 2021 and December 31, 2020, the Company had $1,384 and $1,680 of unamortized debt issuance costs, respectively, and $892 and $1,084 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of June 30, 2021, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $137,354. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,233 of outstanding letters of credit, the Company effectively had $117,121 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment in March 2020, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the Company had $905 and $1,029, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of June 30, 2021.
Other
Other borrowings as of June 30, 2021 and December 31, 2020 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020	Input
Forward foreign exchange contracts - other current assets	$1,339	$1,826	Level 2
Forward foreign exchange contracts - accrued liabilities	(141)	(750)	Level 2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Divestiture” and Note 7. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	June 30, 2021	December 31, 2020
Aggregate fair value	$978,177	$965,052
Aggregate carrying value (1)	974,700	976,400
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2021 and December 31, 2020, the notional amount of these contracts was $41,877 and $97,503, respectively, and consisted of hedges of transactions up to December 2022.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forward foreign exchange contracts	$1,190	$3,372	$642	$(9,499)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forward foreign exchange contracts	$349	$(4,666)	$537	$(4,551)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
11. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and Term Loan Facility and the indentures governing the Senior Notes and Senior Secured Notes. The European factoring facility, which was renewed in March 2020, allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
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

	June 30, 2021	December 31, 2020
Off-balance sheet arrangements	$66,367	$85,108
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accounts receivable factored	$100,046	$50,685	$217,317	$227,193
Costs	150	162	304	471
As of June 30, 2021 and December 31, 2020, cash collections on behalf of the Factor that have yet to be remitted were $7,636 and $1,786, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$223	$913	$213	$965
Interest cost	1,629	660	2,033	759
Expected return on plan assets	(3,564)	(344)	(3,421)	(559)
Amortization of prior service cost and actuarial loss	418	933	485	790
Other	—	125	—	—
Net periodic benefit (income) cost	$(1,294)	$2,287	$(690)	$1,955
	Pension Benefits
	Six Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$446	$1,827	$426	$1,954
Interest cost	3,258	1,308	4,066	1,541
Expected return on plan assets	(7,128)	(678)	(6,842)	(1,136)
Amortization of prior service cost and actuarial loss	836	1,865	970	1,584
Other	—	125	—	—
Net periodic benefit (income) cost	$(2,588)	$4,447	$(1,380)	$3,943

	Other Postretirement Benefits
	Three Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$93	$26	$93
Interest cost	133	183	170	168
Amortization of prior service credit and actuarial (gain) loss	(349)	196	(483)	104
Net periodic benefit (income) cost	$(190)	$472	$(287)	$365
	Other Postretirement Benefits
	Six Months Ended June 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$52	$183	$52	$189
Interest cost	266	360	340	341
Amortization of prior service credit and actuarial (gain) loss	(698)	386	(966)	211
Net periodic benefit (income) cost	$(380)	$929	$(574)	$741
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency gains (losses)	$1,114	$(3,791)	$(4,150)	$(7,023)
Components of net periodic benefit (cost) income other than service cost	(20)	(46)	100	(109)
Factoring costs	(150)	(162)	(304)	(471)
Miscellaneous income (expense)	418	(702)	627	(538)
Other income (expense), net	$1,362	$(4,701)	$(3,727)	$(8,141)
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
Income tax benefit, loss before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax benefit	$(17,459)	$(38,982)	$(16,523)	$(53,099)
Loss before income taxes	(81,988)	(174,966)	(115,765)	(301,522)
Effective tax rate	21%	22%	14%	18%
The effective tax rate for the three and six months ended June 30, 2021 varied compared to the effective tax rate for the three and six months ended June 30, 2020 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, and due to a benefit in the three and six months ended June 30, 2020 for net operating losses carried back up to five years at tax rates in effect during those periods under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), rather than carried forward at current federal tax rates of 21%. An incremental loss in the six months ended June 30, 2020 was recorded for impairment charges on held for sale entities for which no tax benefit was recognized. Additionally, a discrete expense of $12,871 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the six months ended June 30, 2020.
The income tax rate for the three and six months ended June 30, 2021 and 2020 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Additionally, the income tax rate for the three months ended June 30, 2020 varied from the U.S. statutory rate as a result of benefits from net operating loss carry backs under the CARES Act. Further, the Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these valuation allowances until it is more likely than not that the deferred tax assets will be realized.

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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(63,611)	$(134,219)	$(97,475)	$(244,807)

Basic weighted average shares of common stock outstanding	17,031,113	16,914,971	16,991,372	16,899,344
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,031,113	16,914,971	16,991,372	16,899,344

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(3.73)	$(7.93)	$(5.74)	$(14.49)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(3.73)	$(7.93)	$(5.74)	$(14.49)
Securities excluded from the calculation of diluted loss per share were approximately 164,000 and 45,000 for the three months ended June 30, 2021 and 2020, respectively, and approximately 172,000 and 40,000 for the six months ended June 30, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Foreign currency translation adjustment
Balance at beginning of period	$(142,899)		$(182,315)		$(136,579)		$(153,933)
Other comprehensive income (loss) before reclassifications	8,522	(1)	6,699	(1)	2,202	(1)	(21,683)	(1)
Balance at end of period	$(134,377)		$(175,616)		$(134,377)		$(175,616)
Benefit plan liabilities
Balance at beginning of period	$(103,340)		$(97,478)		$(106,079)		$(100,160)
Other comprehensive (loss) income before reclassifications	(602)	(2)	(1,405)	(2)	1,041	(2)	619	(2)
Amounts reclassified from accumulated other comprehensive loss	1,213	(3)	689	(4)	2,309	(5)	1,347	(6)
Balance at end of period	$(102,729)		$(98,194)		$(102,729)		$(98,194)
Fair value change of derivatives
Balance at beginning of period	$191		$(9,724)		$762		$352
Other comprehensive income (loss) before reclassifications	1,008	(7)	2,828	(7)	576	(7)	(7,156)	(7)
Amounts reclassified from accumulated other comprehensive loss	(257)	(8)	3,410	(8)	(396)	(8)	3,318	(8)
Balance at end of period	$942		$(3,486)		$942		$(3,486)
Accumulated other comprehensive loss, ending balance	$(236,164)		$(277,296)		$(236,164)		$(277,296)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $7,668 and $3,485 for the three months ended June 30, 2021 and 2020, respectively, and $3,279 and $(19,218) for the six months ended June 30, 2021 and 2020, respectively.
(2)Net of tax (benefit) expense of $(32) and $(47) for the three months ended June 30, 2021 and 2020, respectively, and $(277) and $290 for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes the effect of the amortization of actuarial losses of $1,128, amortization of prior service cost of $63, and impact of curtailment of $117, net of tax of $95.
(4)Includes the effect of the amortization of actuarial losses of $915 and amortization of prior service cost of $21, net of tax of $247.
(5)Includes the effect of the amortization of actuarial losses of $2,252, amortization of prior service cost of $128, and impact of curtailment of $117, net of tax of $188
(6)Includes the effect of the amortization of actuarial losses of $1,787 and amortization of prior service cost of $42, net of tax of $482.
(7)Net of tax expense (benefit) of $182 and $544 for the three months ended June 30, 2021 and 2020, respectively, and $66 and $(2,343) for the six months ended June 30, 2021 and 2020, respectively.
(8)Net of tax expense (benefit) of $92 and $(1,256) for the three months ended June 30, 2021 and 2020, respectively, and $141 and $(1,233) for the six months ended June 30, 2021 and 2020, respectively.
17. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2021, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2021 or 2020.

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
Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PUs	$(645)	$145	$(306)	$219
RSUs	885	1,767	2,131	3,410
Stock options	584	649	1,177	1,306
Total	$824	$2,561	$3,002	$4,935
19. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2021 and December 31, 2020, the Company had approximately $11,444 and $13,302, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
20. Segment Reporting
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2021			2020
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$247,525	$2,140	$756	$126,337	$2,128	$(42,874)
Europe	132,621	2,836	(14,391)	78,805	1,224	(41,403)
Asia Pacific	103,915	858	(2,302)	105,726	213	(2,172)
South America	14,153	3	(726)	3,881	—	(4,351)
Total Automotive	498,214	5,837	(16,663)	314,749	3,565	(90,800)
Corporate, eliminations and other	34,971	(5,837)	1,937	25,718	(3,565)	(2,952)
Consolidated	$533,185	$—	$(14,726)	$340,467	$—	$(93,752)

	Six Months Ended June 30,
	2021			2020
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$586,561	$4,773	$41,989	$461,138	$6,596	$(5,855)
Europe	298,397	5,815	(15,880)	264,047	4,315	(46,026)
Asia Pacific	218,140	1,488	1,250	185,070	670	(19,229)
South America	29,639	15	(3,334)	24,352	68	(8,928)
Total Automotive	1,132,737	12,091	24,025	934,607	11,649	(80,038)
Corporate, eliminations and other	69,415	(12,091)	(211)	60,750	(11,649)	(5,435)
Consolidated	$1,202,152	$—	$23,814	$995,357	$—	$(85,473)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$(14,726)	$(93,752)	$23,814	$(85,473)
Restructuring charges	(11,631)	(9,774)	(32,678)	(17,050)
Impairment charges	(841)	(12,554)	(841)	(87,317)
Gain on sale of business, net	(195)	—	696	—
Lease termination costs	(108)	(81)	(108)	(601)
Project costs	—	(1,809)	—	(4,234)
EBITDA	$(27,501)	$(117,970)	$(9,117)	$(194,675)
Income tax benefit	17,459	38,982	16,523	53,099
Interest expense, net of interest income	(18,125)	(12,771)	(35,909)	(23,008)
Depreciation and amortization	(35,444)	(42,460)	(68,972)	(80,223)
Net loss attributable to Cooper-Standard Holdings Inc.	$(63,611)	$(134,219)	$(97,475)	$(244,807)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	June 30, 2021	December 31, 2020
Segment assets:
North America	$885,744	$907,652
Europe	442,122	465,031
Asia Pacific	525,560	587,610
South America	62,386	64,800
Total Automotive	1,915,812	2,025,093
Corporate, eliminations and other	561,485	586,851
Consolidated	$2,477,297	$2,611,944

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The global COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during 2020, which has continued into 2021. Although optimism for a global economic recovery has increased in the first half of 2021, a considerable amount of uncertainty remains, including with respect to variant strains of the virus. The rate of recovery has varied across regions, and, in some cases, rapid growth and spikes in consumer and industrial demand have outpaced production and supply chain capacity. These supply/demand imbalances have added another layer of uncertainty for the broader economic outlook and for the automotive industry around the world. Despite these uncertainties, economists at the World Bank remain positive in their outlook and have recently increased their forecasts for global economic growth. They are now expecting the global economy to grow by approximately 5.6% in 2021.
In North America, the United States government has injected historic levels of fiscal stimulus into its economy to sustain businesses, create jobs and drive consumer confidence and spending. In addition, rapid distribution and administration of COVID-19 vaccines have enabled large segments of the economy to return to near normal levels of activity, spurring growth. Unemployment levels remained stable during the second quarter of 2021 at approximately 6.0% even though businesses have broadly reported shortages of labor in many markets. Inflation is also recently a factor that may weigh on future economic activity and growth. Despite these possible adverse impacts, World Bank economists currently expect economic growth of approximately 6.0% for the North America region in 2021.
In Europe, certain areas continue to experience recurring outbreaks of COVID-19 and some localized increases in pandemic related restrictions. However, vaccinations are increasing throughout the region, and this is expected to drive additional economic activity in the second half of the year. Unemployment in the region has been trending lower since the end of 2020 but at 7.3%, it remains significantly higher than pre-pandemic levels. Based on the improving health and employment outlooks, the World Bank is projecting economic growth in the region of approximately 4.2% for 2021.
In the Asia Pacific region, China’s central government has pledged to maintain continuity of macroeconomic policies during 2021 to support investment and growth in the post-pandemic period. Unemployment in the region’s largest economy has declined to approximately 5.0%, similar to pre-pandemic levels. By the end of the second quarter, the Chinese central government was beginning to moderate credit support to business and infrastructure spending, a likely indication that the government believes the post pandemic recovery in the country is largely complete. Economists at the World Bank currently expect China’s economy to grow by 8.5% in 2021, fueled by pent-up domestic demand, as well as increasing export volumes.

In South America, the Brazilian economy continues to face significant challenges from high COVID-19 infection rates, with the peak occurring during the second quarter of 2021. Unemployment in the country also rose to a record 14.7% in the quarter. Inflation rates increased to 8.6% in June 2021, the highest level since 2016. Despite these negative factors, the Brazilian economy is showing signs of growth as vaccinations against COVID-19 are now increasing and sections of the economy are beginning to re-open. Economists at the World Bank estimate that the Brazilian economy will grow by approximately 4.5% in 2021. Given the long history of political instability and economic volatility, we remain cautious for the mid to long-term economic outlook in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile. In addition, due to increases in commodity costs in the first half of 2021, we expect these increases to have an impact on results in the second half of 2021. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
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
In the first quarter of 2021 and continuing into the second quarter, OEM production volumes were disrupted by the global shortage of semiconductors. The shortage has resulted in slowdowns and occasional stoppages in the final production of vehicles. While the supply issues are expected to improve in the second half of 2021, particularly in the fourth quarter of 2021, we are collaborating closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2021(1)	2020(1)	% Change	2021(1)	2020(1)	% Change
North America	3.2	1.4	132.2%	6.8	5.2	32.0%
Europe	4.2	2.3	86.4%	8.9	7.0	28.4%
Asia Pacific	10.3	8.5	20.0%	21.3	16.8	27.2%
Greater China	5.9	6.1	(3.6)%	11.7	9.3	25.4%
South America	0.6	0.2	300.5%	1.3	0.8	61.5%
(1)Production data based on IHS Automotive, July 2021.
In North America and Europe, vehicle production increased significantly compared to the prior year period for both the second quarter and the first half of 2021, despite the impact of semiconductor supply issues in the current year. The semiconductor supply issues in 2021 resulted in shutdowns at certain facilities, particularly in North America, for brief periods of time, as compared to the widespread and lengthy facility shutdowns in 2020 due to the initial impacts of COVID-19. In Asia Pacific, vehicle production increased in the first half of 2021 compared to the prior year periods primarily due to the impact of COVID-19 plant shutdowns in the prior year, which affected the region primarily in the first quarter of 2020. Decreased vehicle production in China in the second quarter of 2021 was the result of higher than normal vehicle production in the prior year period as production facilities re-opened after COVID-19 closures and met pent-up demand. In South America, vehicle production significantly increased, as the region is approaching more normalized volume after industry wide shutdowns in the prior year.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(dollar amounts in thousands)
Sales	$533,185	$340,467	$192,718	$1,202,152	$995,357	$206,795
Cost of products sold	534,118	400,838	133,280	1,134,793	1,012,585	122,208
Gross (loss) profit	(933)	(60,371)	59,438	67,359	(17,228)	84,587
Selling, administration & engineering expenses	50,085	68,271	(18,186)	108,139	138,942	(30,803)
Gain on sale of business, net	195	—	195	(696)	—	(696)
Amortization of intangibles	1,933	3,513	(1,580)	3,705	7,963	(4,258)
Restructuring charges	11,631	9,774	1,857	32,678	17,050	15,628
Impairment charges	841	12,554	(11,713)	841	87,610	(86,769)
Operating loss	(65,618)	(154,483)	88,865	(77,308)	(268,793)	191,485
Interest expense, net of interest income	(18,125)	(12,771)	(5,354)	(35,909)	(23,008)	(12,901)
Equity in earnings (losses) of affiliates	393	(3,011)	3,404	1,179	(1,580)	2,759
Other income (expense), net	1,362	(4,701)	6,063	(3,727)	(8,141)	4,414
Loss before income taxes	(81,988)	(174,966)	92,978	(115,765)	(301,522)	185,757
Income tax benefit	(17,459)	(38,982)	21,523	(16,523)	(53,099)	36,576
Net loss	(64,529)	(135,984)	71,455	(99,242)	(248,423)	149,181
Net loss attributable to noncontrolling interests	918	1,765	(847)	1,767	3,616	(1,849)
Net loss attributable to Cooper-Standard Holdings Inc.	$(63,611)	$(134,219)	$70,608	$(97,475)	$(244,807)	$147,332

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Sales
Sales for the three months ended June 30, 2021 increased 56.6%, compared to the three months ended June 30, 2020. The increase in sales was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year. Foreign exchange also contributed to the increase in sales, partially offset by the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$533,185	$340,467	$192,718	$186,279	$24,002	$(17,563)
* Net of customer price reductions

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$534,118	$400,838	$133,280	$121,303	$23,800	$(11,823)
Gross loss	(933)	(60,371)	59,438	64,976	202	(5,740)
Gross profit percentage of sales	(0.2)%	(17.7)%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 45% and 39% of total cost of products sold for the three months ended June 30, 2021 and 2020, respectively. The change in the cost of products sold was impacted by vehicle volume and mix, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, net commodity price fluctuations, foreign exchange and wage inflation.
Gross loss for the three months ended June 30, 2021 decreased $59.4 million or 98.5% compared to the three months ended June 30, 2020. The change was driven by volume and mix, net favorable operational performance, lower variable employee compensation expenses, purchasing lean savings, restructuring savings, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations. These items were partially offset by commodity and wage inflation and the non-recurrence of prior year COVID-19 government incentives.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended June 30, 2021 was 9.4% of sales compared to 20.1% for the three months ended June 30, 2020. The decrease was primarily due to lower variable employee compensation expenses, salaried headcount initiative savings, and divestitures, partially offset by foreign exchange and general inflation.
Gain on Sale of Business, Net. The adjustment to the gain on sale of business of $0.2 million for the three months ended June 30, 2021 related to deconsolidation adjustments for the sale of our European fluid transfer and specialty sealing businesses and Indian operations. We completed the sale on July 1, 2020.
Amortization of Intangibles. Intangible amortization for the three months ended June 30, 2021 decreased $1.6 million compared to the three months ended June 30, 2020. The decrease was driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Restructuring. Restructuring charges for the three months ended June 30, 2021 increased $1.9 million compared to the three months ended June 30, 2020. The increase was driven by higher restructuring charges in Europe, primarily related to headcount initiatives and footprint rationalization.
Impairment Charges. Impairment charges of $0.8 million during the three months ended June 30, 2021 related to idle assets, primarily in a certain Europe location. Impairment charges of $12.6 million during the three months ended June 30, 2020 primarily related to reducing the carrying value of our held for sale facilities to fair value less costs to sell.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2021 increased $5.4 million compared to the three months ended June 30, 2020, primarily due to a full quarter of interest expense for our Senior Secured Notes, which were issued in May 2020.
Other Income (Expense), Net. Other income for the three months ended June 30, 2021 increased $6.1 million compared to the three months ended June 30, 2020, primarily due to foreign currency gains.
Income Tax Benefit. Income tax benefit for the three months ended June 30, 2021 was $17.5 million on losses before income taxes of $82.0 million compared to an income tax benefit of $39.0 million on losses before income taxes of $175.0 million for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 differed primarily from the effective tax rate for the three months ended June 30, 2020 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, as well as due to benefits recorded in the three month period ended June 30, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act

(“CARES Act”) net operating loss (“NOL”) carry back provision that allows NOLs generated to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Sales
Sales for the six months ended June 30, 2021 increased 20.8%, compared to the six months ended June 30, 2020. The increase was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year. Foreign exchange also contributed to the increase in sales, which was partially offset by the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$1,202,152	$995,357	$206,795	$227,220	$44,083	$(64,508)
* Net of customer price reductions
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,134,793	$1,012,585	$122,208	$156,089	$42,455	$(76,336)
Gross profit (loss)	67,359	(17,228)	84,587	71,131	1,628	11,828
Gross profit percentage of sales	5.6%	(1.7)%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 47% and 44% of total cost of products sold for the six months ended June 30, 2021 and 2020, respectively. The change in the cost of products sold was impacted by vehicle volume and mix, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, net commodity price fluctuations, foreign exchange and wage inflation.
Gross profit (loss) for the six months ended June 30, 2021 improved 491.0% compared to the six months ended June 30, 2020. The change was driven by volume and mix, net favorable operational performance, lower variable employee compensation expenses, purchasing lean savings, restructuring savings, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations. These items were partially offset by commodity and wage inflation and the non-recurrence of prior year COVID-19 government incentives.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the six months ended June 30, 2021 was 9.0% of sales compared to 14.0% for the six months ended June 30, 2020. The decrease was primarily due to salaried headcount initiative savings, lower variable employee compensation expenses, lower professional fees, and divestitures, partially offset by foreign exchange.
Gain on Sale of Business, Net. The gain on sale of business of $0.7 million for the six months ended June 30, 2021 related to deconsolidation adjustments for the sale of our European fluid transfer and specialty sealing businesses and Indian operations. We completed the sale on July 1, 2020.
Amortization of Intangibles. Intangible amortization for the six months ended June 30, 2021 decreased $4.3 million compared to the six months ended June 30, 2020. The decrease was driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.

Restructuring. Restructuring charges for the six months ended June 30, 2021 increased $15.6 million compared to the six months ended June 30, 2020. The increase was driven by higher restructuring charges in Europe, primarily related to headcount initiatives and footprint rationalization.
Impairment Charges. Impairment charges of $0.8 million during the six months ended June 30, 2021 related to idle assets, primarily in a certain Europe location. Impairment charges of $87.6 million during the six months ended June 30, 2020 primarily related to reducing the carrying value of our held for sale facilities to fair value less costs to sell.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2021 increased $12.9 million compared to the six months ended June 30, 2020, primarily due to a full six months of interest expense for our Senior Secured Notes, which were issued in May 2020.
Other Income (Expense), Net. Other expense for the six months ended June 30, 2021 decreased $4.4 million compared to the six months ended June 30, 2020, primarily due to lower foreign currency losses.
Income Tax Benefit. Income tax benefit for the six months ended June 30, 2021 was $16.5 million on losses before income taxes of $115.8 million compared to income tax benefit of $53.1 million on losses before income taxes of $301.5 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 differed primarily from the effective tax rate for the six months ended June 30, 2020 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, as well as benefits recorded in the six month period ended June 30, 2020 as a result of the CARES Act net operating loss carry back provision. Additionally, a discrete expense of $12.9 million for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the six months ended June 30, 2020.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020
Sales

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$247,525	$126,337	$121,188	$118,962	$2,226	$—
Europe	132,621	78,805	53,816	57,827	11,384	(15,395)
Asia Pacific	103,915	105,726	(1,811)	(8,707)	9,064	(2,168)
South America	14,153	3,881	10,272	10,018	254	—
Total Automotive	498,214	314,749	183,465	178,100	22,928	(17,563)
Corporate, eliminations and other	34,971	25,718	9,253	8,179	1,074	—
Consolidated	$533,185	$340,467	$192,718	$186,279	$24,002	$(17,563)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases in all regions, except Asia Pacific, due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year.
•The impact of foreign currency exchange primarily related to the Euro, Chinese Renminbi, and Canadian Dollar.

Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$756	$(42,874)	$43,630	$47,507	$1,487	$(4,865)	$(499)
Europe	(14,391)	(41,403)	27,012	16,775	(348)	8,407	2,178
Asia Pacific	(2,302)	(2,172)	(130)	(4,423)	881	(776)	4,188
South America	(726)	(4,351)	3,625	3,152	3,246	(2,773)	—
Total Automotive	(16,663)	(90,800)	74,137	63,011	5,266	(7)	5,867
Corporate, eliminations and other	1,937	(2,952)	4,889	1,965	120	2,804	—
Consolidated adjusted EBITDA	$(14,726)	$(93,752)	$79,026	$64,976	$5,386	$2,797	$5,867
* Net of customer price reductions

•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year.
•The impact of foreign currency exchange was driven by the Brazilian Real, Mexican Peso, Canadian Dollar, Euro, Polish Zloty, Czech Koruna, and Chinese Renminbi.
•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses due to salaried headcount initiatives, lower variable employee compensation expenses, purchasing savings through lean initiatives, and restructuring savings;
◦Commodity cost, wage inflation increases and the non-recurrence of prior year government incentives; and
◦Manufacturing efficiencies of $12 million, primarily driven by our Europe and North America segments.
Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020
Sales

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$586,561	$461,138	$125,423	$122,459	$2,964	$—
Europe	298,397	264,047	34,350	58,106	25,461	(49,217)
Asia Pacific	218,140	185,070	33,070	31,380	16,981	(15,291)
South America	29,639	24,352	5,287	8,641	(3,354)	—
Total Automotive	1,132,737	934,607	198,130	220,586	42,052	(64,508)
Corporate, eliminations and other	69,415	60,750	8,665	6,634	2,031	—
Consolidated	$1,202,152	$995,357	$206,795	$227,220	$44,083	$(64,508)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year.
•The impact of foreign currency exchange primarily relates to the Euro, Chinese Renminbi, Canadian Dollar and Brazilian Real.

Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$41,989	$(5,855)	$47,844	$45,145	$(3,232)	$6,430	$(499)
Europe	(15,880)	(46,026)	30,146	17,689	(1,208)	11,315	2,350
Asia Pacific	1,250	(19,229)	20,479	2,571	2,512	8,357	7,039
South America	(3,334)	(8,928)	5,594	4,582	4,128	(3,116)	—
Total Automotive	24,025	(80,038)	104,063	69,987	2,200	22,986	8,890
Corporate, eliminations and other	(211)	(5,435)	5,224	1,144	548	3,532	—
Consolidated adjusted EBITDA	$23,814	$(85,473)	$109,287	$71,131	$2,748	$26,518	$8,890
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by the impact of semiconductor supply issues in the current year.
•The impact of foreign currency exchange is driven by the Brazilian Real, Chinese Renminbi, Euro, Polish Zloty, and Czech Koruna, Canadian Dollar and Mexican Peso.
•The Cost (Increases) / Decreases category above includes:
◦Reduction in compensation-related expenses, due to salaried headcount initiatives, purchasing savings through lean initiatives, lower variable employee compensation expenses and restructuring savings;
◦Commodity cost, wage inflation increases and the non-recurrence of prior year government incentives;
◦Net manufacturing efficiencies of $30 million, primarily driven by our North America, Europe and Asia Pacific segments.
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

Cash Flows
Operating Activities. Net cash used in operations was $60.7 million for the six months ended June 30, 2021, compared to net cash used in operations of $126.2 million for the six months ended June 30, 2020. The net change was primarily due to working capital improvements and higher cash earnings.
Investing Activities. Net cash used in investing activities was $52.6 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $62.1 million for the six months ended June 30, 2020. The reduction was primarily due to lower capital expenditures. In response to the COVID-19 pandemic, significant decreases in capital expenditures occurred throughout 2020 and in the first and second quarters of 2021. We expect lower expenditures will continue in 2021, primarily as part of initiatives to consistently reduce overall capital spending. We anticipate that we will spend approximately $100 million to $115 million on capital expenditures in 2021.
Financing Activities. Net cash provided by financing activities totaled $11.7 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $232.7 million for the six months ended June 30, 2020. The inflow in 2021 related to increases in short-term debt, while the inflow in 2020 was primarily due to proceeds from issuance of our Senior Secured Notes.
Share Repurchase Program
In June 2018, our Board of Directors approved a new common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of June 30, 2021, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
We did not make any repurchases under the 2018 Program during the six months ended June 30, 2021 or 2020.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(63,611)	$(134,219)	$(97,475)	$(244,807)
Income tax benefit	(17,459)	(38,982)	(16,523)	(53,099)
Interest expense, net of interest income	18,125	12,771	35,909	23,008
Depreciation and amortization	35,444	42,460	68,972	80,223
EBITDA	$(27,501)	$(117,970)	$(9,117)	$(194,675)
Restructuring charges	11,631	9,774	32,678	17,050
Impairment charges (1)	841	12,554	841	87,317
Gain on sale of business, net (2)	195	—	(696)	—
Lease termination costs (3)	108	81	108	601
Project costs (4)	—	1,809	—	4,234
Adjusted EBITDA	$(14,726)	$(93,752)	$23,814	$(85,473)
(1)Non-cash impairment charges in 2021 related to fixed assets. Non-cash impairment charges in 2020 included impairment of assets held for sale and other impairment charges, net of portion attributable to our noncontrolling interests.
(2)During 2021, we recorded subsequent adjustments to the net gain on sale of business, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses.
(3)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(4)Project costs recorded in selling, administration and engineering expense related to divestitures in 2020.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 19. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2021.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2021, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2021 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2021 through April 30, 2021	230	$30.88	—	$98.7
May 1, 2021 through May 31, 2021	—	—	—	98.7
June 1, 2021 through June 30, 2021	108	28.83	—	98.7
Total	338		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards and the exercise of stock option awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1†
Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Post-Effective Amendment No. 1 to Form S-8 filed on Form S-8POS on May 20, 2021).

10.2*†	Cooper-Standard Automotive Inc. Executive Severance Pay Plan, Amended and Restated as of June 9, 2021.

10.3*†	Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 5, 2021	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)