Form 10-Q
period 2021-09-30
Cooper-Standard Holdings Inc.
filed 2021-11-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, there were 16,991,217 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2021

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$526,690	$683,200	$1,728,842	$1,678,557
Cost of products sold	534,817	598,714	1,669,610	1,611,299
Gross (loss) profit	(8,127)	84,486	59,232	67,258
Selling, administration & engineering expenses	60,367	60,059	168,506	199,001
Gain on sale of business, net	—	(2,314)	(696)	(2,314)
Amortization of intangibles	1,819	1,669	5,524	9,632
Restructuring charges	1,573	6,186	34,251	23,236
Impairment charges	1,006	100	1,847	87,710
Operating (loss) profit	(72,892)	18,786	(150,200)	(250,007)
Interest expense, net of interest income	(18,243)	(17,985)	(54,152)	(40,993)
Equity in (losses) earnings of affiliates	(1,114)	738	65	(842)
Other (expense) income, net	(494)	2,784	(4,221)	(5,357)
(Loss) income before income taxes	(92,743)	4,323	(208,508)	(297,199)
Income tax expense (benefit)	32,121	(2,386)	15,598	(55,485)
Net (loss) income	(124,864)	6,709	(224,106)	(241,714)
Net loss (income) attributable to noncontrolling interests	1,691	(2,328)	3,458	1,288
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(123,173)	$4,381	$(220,648)	$(240,426)

(Loss) earnings per share:
Basic	$(7.20)	$0.26	$(12.96)	$(14.22)
Diluted	$(7.20)	$0.26	$(12.96)	$(14.22)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(124,864)	$6,709	$(224,106)	$(241,714)
Other comprehensive (loss) income:
Currency translation adjustment	(6,215)	17,488	(4,074)	(4,612)
Benefit plan liabilities adjustment, net of tax	4,978	(853)	8,328	1,113
Fair value change of derivatives, net of tax	(2,132)	2,072	(1,952)	(1,766)
Other comprehensive (loss) income, net of tax	(3,369)	18,707	2,302	(5,265)
Comprehensive (loss) income	(128,233)	25,416	(221,804)	(246,979)
Comprehensive loss (income) attributable to noncontrolling interests	1,916	(2,970)	3,744	1,063
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(126,317)	$22,446	$(218,060)	$(245,916)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,281	$438,438
Accounts receivable, net	308,907	379,564
Tooling receivable, net	97,500	82,150
Inventories	198,180	143,742
Prepaid expenses	30,052	29,748
Income tax receivable and refundable credits	83,089	85,977
Other current assets	100,629	100,110
Total current assets	1,071,638	1,259,729
Property, plant and equipment, net	808,666	892,309
Operating lease right-of-use assets, net	102,698	109,795
Goodwill	142,668	142,250
Intangible assets, net	61,980	67,679
Other assets	130,941	140,182
Total assets	$2,318,591	$2,611,944

Liabilities and Equity
Current liabilities:
Debt payable within one year	$40,102	$40,731
Accounts payable	336,440	385,284
Payroll liabilities	87,280	112,727
Accrued liabilities	122,400	110,827
Current operating lease liabilities	21,407	21,711
Total current liabilities	607,629	671,280
Long-term debt	981,010	982,760
Pension benefits	141,562	152,230
Postretirement benefits other than pensions	49,936	49,613
Long-term operating lease liabilities	84,891	90,517
Other liabilities	47,111	41,433
Total liabilities	1,912,139	1,987,833
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,056,439 shares issued and 16,990,630 shares outstanding as of September 30, 2021, and 18,962,894 shares issued and 16,897,085 outstanding as of December 31, 2020	17	17
Additional paid-in capital	502,864	498,719
Retained earnings	129,622	350,270
Accumulated other comprehensive loss	(239,308)	(241,896)
Total Cooper-Standard Holdings Inc. equity	393,195	607,110
Noncontrolling interests	13,257	17,001
Total equity	406,452	624,111
Total liabilities and equity	$2,318,591	$2,611,944
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946
Share-based compensation, net	45,962	—	1,677	—	—	1,677	—	1,677
Net loss	—	—	—	(63,611)	—	(63,611)	(918)	(64,529)
Other comprehensive income	—	—	—	—	9,884	9,884	191	10,075
Balance as of June 30, 2021	16,988,514	$17	$501,348	$252,795	$(236,164)	$517,996	$15,173	$533,169
Share-based compensation, net	2,116	—	1,516	—	—	1,516	—	1,516
Net loss	—	—	—	(123,173)	—	(123,173)	(1,691)	(124,864)
Other comprehensive loss	—	—	—	—	(3,144)	(3,144)	(225)	(3,369)
Balance as of September 30, 2021	16,990,630	$17	$502,864	$129,622	$(239,308)	$393,195	$13,257	$406,452

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	41,785	—	1,874	—	—	1,874	—	1,874
Net loss	—	—	—	(110,588)	—	(110,588)	(1,851)	(112,439)
Other comprehensive loss	—	—	—	—	(35,776)	(35,776)	(507)	(36,283)
Balance as of March 31, 2020	16,884,542	$17	$492,325	$507,287	$(289,517)	$710,112	$17,449	$727,561
Share-based compensation, net	9,548	—	2,303	—	—	2,303	—	2,303
Net loss	—	—	—	(134,219)	—	(134,219)	(1,765)	(135,984)
Other comprehensive income	—	—	—	—	12,221	12,221	90	12,311
Balance as of June 30, 2020	16,894,090	$17	$494,628	$373,068	$(277,296)	$590,417	$15,774	$606,191
Share-based compensation, net	2,363	—	1,840	—	—	1,840	—	1,840
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(2,112)	(2,112)
Net income	—	—	—	4,381	—	4,381	2,328	6,709
Other comprehensive income	—	—	—	—	18,065	18,065	642	18,707
Balance as of September 30, 2020	16,896,453	$17	$496,468	$377,449	$(259,231)	$614,703	$16,632	$631,335
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(224,106)	$(241,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,497	107,095
Amortization of intangibles	5,524	9,632
Gain on sale of business, net	(696)	(2,314)
Impairment charges	1,847	87,710
Share-based compensation expense	4,781	6,977
Equity in earnings of affiliates, net of dividends related to earnings	2,146	6,087
Deferred income taxes	9,785	(32,308)
Other	2,219	4,354
Changes in operating assets and liabilities	(12,485)	27,949
Net cash used in operating activities	(111,488)	(26,532)
Investing activities:
Capital expenditures	(75,965)	(73,407)
Proceeds from sale of business, net of cash divested	—	(17,006)
Proceeds from sale of fixed assets and other	3,130	963
Net cash used in investing activities	(72,835)	(89,450)
Financing activities:
Proceeds from issuance of long-term debt, net of discount	—	245,000
Principal payments on long-term debt	(4,227)	(4,792)
Decrease in short-term debt, net	(597)	(6,897)
Debt issuance costs	—	(6,722)
Taxes withheld and paid on employees' share-based payment awards	(777)	(533)
Other	884	(925)
Net cash (used in) provided by financing activities	(4,717)	225,131
Effects of exchange rate changes on cash, cash equivalents and restricted cash	7,853	(5,718)
Changes in cash, cash equivalents and restricted cash	(181,187)	103,431
Cash, cash equivalents and restricted cash at beginning of period	443,578	361,742
Cash, cash equivalents and restricted cash at end of period	$262,391	$465,173

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$253,281	$438,438
Restricted cash included in other current assets	6,467	4,089
Restricted cash included in other assets	2,643	1,051
Total cash, cash equivalents and restricted cash	$262,391	$443,578
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2021 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. Acquisition and Divestitures
2020 Joint Venture Deconsolidation
In the third quarter of 2020, management approved and completed a plan to sell the Company’s entire controlling equity interest of a joint venture in the Asia Pacific region. Upon finalizing the sale, the Company recorded a gain on deconsolidation of the business of $1,334. In the third quarter of 2021, the Company recorded an allowance for credit loss of $11,218 in selling, administration and engineering expenses. The credit loss resulted from the bankruptcy proceedings of the divested joint venture and represented accounts receivable balances with the divested joint venture. These accounts receivable amounts primarily represented sales to the joint venture prior to deconsolidation in the third quarter of 2020.
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
Upon finalizing the sale during the three months ended September 30, 2020, the Company recorded a loss on deconsolidation of the business of $167. During the nine months ended September 30, 2021, the Company recorded subsequent adjustments resulting in a net gain of $696.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
2019 Divestiture
During the second quarter of 2019, the Company completed its sale of the AVS product line to Continental AG. In the third quarter of 2020, the Company finalized adjustments to the gain recorded in 2019 by recording an additional gain on divestiture of $1,147, primarily due to working capital adjustments.
Subsequent Event
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s South Korean automotive parts business. The acquisition agreement included an option for LS Mtron Ltd. to sell its remaining 19.9% noncontrolling interest to the Company, beginning three years from the acquisition date. Subsequent to the third quarter of 2021, LS Mtron Ltd. exercised its option, requiring the Company to purchase the remaining 19.9% interest. The transaction price is subject to adjustments that are expected to be finalized at closing in the fourth quarter of 2021.
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
Revenue by customer group for the three months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$262,821	$93,766	$109,187	$15,973	$—	$481,747
Commercial	3,341	4,773	337	8	1,333	9,792
Other	4,430	143	2	—	30,576	35,151
Revenue	$270,592	$98,682	$109,526	$15,981	$31,909	$526,690
Revenue by customer group for the nine months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$834,545	$380,519	$325,178	$45,597	$—	$1,585,839
Commercial	11,027	16,125	2,484	23	4,029	33,688
Other	11,581	435	4	—	97,295	109,315
Revenue	$857,153	$397,079	$327,666	$45,620	$101,324	$1,728,842

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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$102,636	$75,824	$69,872	$12,114	$—	$260,446
Fuel and brake delivery systems	80,549	18,989	23,446	2,286	—	125,270
Fluid transfer systems	87,407	3,869	16,208	1,581	—	109,065
Other	—	—	—	—	31,909	31,909
Consolidated	$270,592	$98,682	$109,526	$15,981	$31,909	$526,690
Revenue by product line for the nine months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$313,985	$310,063	$201,873	$34,921	$—	$860,842
Fuel and brake delivery systems	275,594	73,770	76,981	7,299	—	433,644
Fluid transfer systems	267,574	13,246	48,812	3,400	—	333,032
Other	—	—	—	—	101,324	101,324
Consolidated	$857,153	$397,079	$327,666	$45,620	$101,324	$1,728,842

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2021.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2021	December 31, 2020	Change
Contract assets	$1,118	$777	$341
Contract liabilities	(171)	(27)	(144)
Net contract assets	$947	$750	$197
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 were current liabilities of $14,628 and $16,932, respectively, and long-term liabilities of $7,020 and $6,828, respectively.
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
Restructuring expense by segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$307	$3,721	$3,513	$10,468
Europe	1,113	1,720	27,284	7,019
Asia Pacific	282	552	1,265	3,264
South America	(129)	316	1,858	2,367
Total Automotive	1,573	6,309	33,920	23,118
Corporate and other	—	(123)	331	118
Total	$1,573	$6,186	$34,251	$23,236
Restructuring activity for the nine months ended September 30, 2021 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Expense	28,455	5,796	34,251
Cash payments	(19,329)	(8,031)	(27,360)
Non-cash fixed asset impairments included in expense	—	(214)	(214)
Foreign exchange translation and other	(994)	475	(519)
Balance as of September 30, 2021	$23,161	$6,432	$29,593
5. Inventories
Inventories consist of the following:

	September 30, 2021	December 31, 2020
Finished goods	$58,200	$39,136
Work in process	46,437	35,477
Raw materials and supplies	93,543	69,129
	$198,180	$143,742

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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$7,827	$8,065	$23,258	$24,484
Short-term lease expense	1,719	1,040	5,324	3,115
Variable lease expense	191	273	620	678
Finance lease expense:
Amortization of right-of-use assets	519	598	1,586	1,950
Interest on lease liabilities	356	384	1,094	1,169
Total lease expense	$10,612	$10,360	$31,882	$31,396

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,641	$23,038
Operating cash flows for finance leases	1,093	1,188
Financing cash flows for finance leases	1,677	1,578
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,968	47,176
Finance leases	606	549

Weighted Average Remaining Lease Term (in years)
Operating leases	7.6	8.1
Finance leases	9.9	10.7

Weighted Average Discount Rate
Operating leases	5.7%	5.4%
Finance leases	5.8%	5.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2021	$7,456	$814
2022	24,693	3,307
2023	20,512	3,218
2024	15,777	3,456
2025	12,588	3,503
Thereafter	51,554	20,622
Total future minimum lease payments	132,580	34,920
Less imputed interest	(26,282)	(8,584)
Total	$106,298	$26,336
Amounts recognized on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$102,698	$109,795
Current operating lease liabilities	21,407	21,711
Long-term operating lease liabilities	84,891	90,517

Finance Leases
Debt payable within one year	2,183	2,300
Long-term debt	24,153	26,152

As of September 30, 2021 and December 31, 2020, assets recorded under finance leases, net of accumulated depreciation were $28,282 and $30,847, respectively. As of September 30, 2021, the Company had additional leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $9,443. These leases will commence in 2021 with lease terms up to ten years.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2021	December 31, 2020
Land and improvements	$44,911	$61,226
Buildings and improvements	285,904	298,431
Machinery and equipment	1,308,453	1,277,624
Construction in progress	76,467	96,706
	1,715,735	1,733,987
Accumulated depreciation	(907,069)	(841,678)
Property, plant and equipment, net	$808,666	$892,309
During the three and nine months ended September 30, 2021, the Company recorded impairment charges of $1,006 and $1,847, respectively, due to idle assets, primarily in certain North American and European locations. The fair value was determined using salvage value.
The Company recorded impairment charges of $100 and $1,240 during the three and nine months ended September 30, 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2021 were as follows:

	North America	Europe	Industrial Specialty Group	Total
Balance as of December 31, 2020	$128,214	$—	$14,036	$142,250
Acquisition (1)	—	408	—	408
Foreign exchange translation	19	(9)	—	10
Balance as of September 30, 2021	$128,233	$399	$14,036	$142,668
(1) During the second quarter of 2021, the Company purchased a supplier in its Europe reporting unit for an immaterial purchase consideration, resulting in tax deductible goodwill.
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist.
During the third quarter of 2021, the Company’s North America reporting unit continued to be negatively impacted by semiconductor-related customer schedule reductions and increasing material costs. After evaluating and weighing all relevant events and circumstances and considering the substantial excess fair value of the North America reporting unit, the Company concluded that it was more likely than not that the fair value of this reporting unit exceeded the carrying value. Consequently, the Company determined that it was not necessary to perform an interim impairment test for the North America reporting unit.
Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2021 and December 31, 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,651	$(125,397)	$29,254
Other	44,695	(11,969)	32,726
Balance as of September 30, 2021	$199,346	$(137,366)	$61,980

Customer relationships	$155,409	$(122,657)	$32,752
Other	44,826	(9,899)	34,927
Balance as of December 31, 2020	$200,235	$(132,556)	$67,679

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Debt
A summary of outstanding debt as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Senior Notes	$396,365	$395,829
Senior Secured Notes	241,098	239,567
Term Loan	321,818	323,636
ABL Facility	—	—
Finance leases	26,336	28,452
Other borrowings	35,495	36,007
Total debt	1,021,112	1,023,491
Less current portion	(40,102)	(40,731)
Total long-term debt	$981,010	$982,760
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2021 and December 31, 2020, the Company had $3,635 and $4,171 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
13.0% Senior Secured Notes due 2024
In May 2020, the Company issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year.
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of September 30, 2021 and December 31, 2020, the Company had $4,931 and $5,828 of unamortized debt issuance costs, respectively, and $3,971 and $4,605 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of September 30, 2021 and December 31, 2020, the Company had $1,235 and $1,680 of unamortized debt issuance costs, respectively, and $796 and $1,084 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of September 30, 2021, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $147,106. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,224 of outstanding letters of credit, the Company effectively had $126,882 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As a result of the Amendment in March 2020, the Company wrote off $177 in unamortized debt issuance costs, which are presented in interest expense, net of interest income in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company had $844 and $1,029, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of September 30, 2021.
Other
Other borrowings as of September 30, 2021 and December 31, 2020 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020	Input
Forward foreign exchange contracts - other current assets	$490	$1,826	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,407)	(750)	Level 2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Acquisition and Divestitures” and Note 7. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	September 30, 2021	December 31, 2020
Aggregate fair value	$906,729	$965,052
Aggregate carrying value (1)	973,850	976,400
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2021 and December 31, 2020, the notional amount of these contracts was $155,100 and $97,503, respectively, and consisted of hedges of transactions up to December 2022.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Forward foreign exchange contracts	$(1,606)	$1,051	$(964)	$(8,448)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Forward foreign exchange contracts	$508	$(1,764)	$1,045	$(6,315)

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

	September 30, 2021	December 31, 2020
Off-balance sheet arrangements	$43,876	$85,108
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accounts receivable factored	$68,897	$124,910	$286,214	$352,103
Costs	117	120	421	591
As of September 30, 2021 and December 31, 2020, cash collections on behalf of the Factor that have yet to be remitted were $6,272 and $1,786, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$223	$878	$213	$884
Interest cost	1,629	659	2,033	736
Expected return on plan assets	(3,564)	(335)	(3,421)	(580)
Amortization of prior service cost and actuarial loss	418	509	485	833
Net periodic benefit (income) cost	$(1,294)	$1,711	$(690)	$1,873
	Pension Benefits
	Nine Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$669	$2,705	$639	$2,838
Interest cost	4,887	1,967	6,099	2,277
Expected return on plan assets	(10,692)	(1,013)	(10,263)	(1,716)
Amortization of prior service cost and actuarial loss	1,254	2,374	1,455	2,417
Other	—	125	—	—
Net periodic benefit (income) cost	$(3,882)	$6,158	$(2,070)	$5,816

	Other Postretirement Benefits
	Three Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$91	$26	$97
Interest cost	133	178	170	175
Amortization of prior service credit and actuarial (gain) loss	(349)	191	(483)	108
Net periodic benefit (income) cost	$(190)	$460	$(287)	$380
	Other Postretirement Benefits
	Nine Months Ended September 30,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$78	$274	$78	$286
Interest cost	399	538	510	516
Amortization of prior service credit and actuarial (gain) loss	(1,047)	577	(1,449)	319
Net periodic benefit (income) cost	$(570)	$1,389	$(861)	$1,121
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other (expense) income, net in the condensed consolidated statements of operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency (losses) gains	$(1,396)	$2,626	$(5,546)	$(4,397)
Components of net periodic benefit income (cost) other than service cost	531	(56)	631	(165)
Factoring costs	(117)	(120)	(421)	(591)
Miscellaneous income (expense)	488	334	1,115	(204)
Other (expense) income, net	$(494)	$2,784	$(4,221)	$(5,357)
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
Income tax expense (benefit), (loss) income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense (benefit)	$32,121	$(2,386)	$15,598	$(55,485)
(Loss) income before income taxes	(92,743)	4,323	(208,508)	(297,199)
Effective tax rate	(35)%	(55)%	(7)%	19%
The effective tax rate for the three and nine months ended September 30, 2021 varied compared to the effective tax rate for the three and nine months ended September 30, 2020 primarily due to the negative impacts of the COVID-19 pandemic and other supply chain issues driving the initial recognition of valuation allowances in the U.S., resulting in tax expense of $31,740 recorded in the three months and $13,278 recorded in the nine months ended September 30, 2021, the geographic mix of pre-tax losses, and the inability to record a benefit for pre-tax losses in certain foreign jurisdictions and U.S. states. The three and nine months ended September 30, 2020 were impacted by discrete items related to the benefit for net operating losses carried back up to five years at tax rates in effect during those periods under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), rather than carried forward at current federal tax rates of 21%. Additionally, an incremental loss was recorded for impairment charges on held for sale entities for which no tax benefit was recognized, and a discrete expense of $13,414 for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the nine months ended September 30, 2020.
The income tax rate for the three and nine months ended September 30, 2021 and 2020 varied from the U.S. statutory rate primarily due to the initial recognition of valuation allowances in the U.S., the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Additionally, the income tax rate for the three and nine months ended September 30, 2020 varied from the U.S. statutory rate as a result of benefits from net operating loss carry backs under the CARES Act.
The Company’s current and future provision for income taxes is impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine, based on the weight of the evidence, if a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
(exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
15. Net (Loss) Income Per Share Attributable to Cooper-Standard Holdings Inc.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(123,173)	$4,381	$(220,648)	$(240,426)

Basic weighted average shares of common stock outstanding	17,097,766	16,927,924	17,027,226	16,908,940
Dilutive effect of common stock equivalents	—	87,031	—	—
Diluted weighted average shares of common stock outstanding	17,097,766	17,014,955	17,027,226	16,908,940

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(7.20)	$0.26	$(12.96)	$(14.22)

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(7.20)	$0.26	$(12.96)	$(14.22)
Securities excluded from the calculation of diluted loss per share were approximately 169,000 for the three months ended September 30, 2021, and approximately 159,000 and 53,000 for the nine months ended September 30, 2021 and 2020, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended September 30, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Foreign currency translation adjustment
Balance at beginning of period	$(134,377)		$(175,616)		$(136,579)		$(153,933)
Other comprehensive (loss) income before reclassifications	(6,134)	(1)	15,200	(1)	(3,932)	(1)	(6,483)	(1)
Amounts reclassified from accumulated other comprehensive loss	144		1,646		144		1,646
Balance at end of period	$(140,367)		$(158,770)		$(140,367)		$(158,770)
Benefit plan liabilities
Balance at beginning of period	$(102,729)		$(98,194)		$(106,079)		$(100,160)
Other comprehensive income (loss) before reclassifications	4,119	(2)	(2,422)	(2)	5,160	(2)	(1,803)	(2)
Amounts reclassified from accumulated other comprehensive loss	859	(3)	1,569	(4)	3,168	(5)	2,916	(6)
Balance at end of period	$(97,751)		$(99,047)		$(97,751)		$(99,047)
Fair value change of derivatives
Balance at beginning of period	$942		$(3,486)		$762		$352
Other comprehensive (loss) income before reclassifications	(1,760)	(7)	786	(7)	(1,184)	(7)	(6,370)	(7)
Amounts reclassified from accumulated other comprehensive loss	(372)	(8)	1,286	(8)	(768)	(8)	4,604	(8)
Balance at end of period	$(1,190)		$(1,414)		$(1,190)		$(1,414)
Accumulated other comprehensive loss, ending balance	$(239,308)		$(259,231)		$(239,308)		$(259,231)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $(9,265) and $7,368 for the three months ended September 30, 2021 and 2020, respectively, and $(5,986) and $(11,850) for the nine months ended September 30, 2021 and 2020, respectively.
(2)Net of tax expense (benefit) of $27 and $57 for the three months ended September 30, 2021 and 2020, respectively, and $(250) and $347 for the nine months ended September 30, 2021 and 2020, respectively. Includes other comprehensive gain of $2,666 for each of the three and nine months ended September 30, 2021 related to benefit plan liability remeasurement due to a non-U.S. curtailment event. Includes other comprehensive loss of $371 for each of the three and nine months ended September 30, 2020 related to benefit plan liability remeasurement due to the divestiture of certain businesses in Europe and India.
(3)Includes the effect of the amortization of actuarial losses of $664, amortization of prior service cost of $41, and impact of curtailment of $193, net of tax of $39.
(4)Includes the effect of the amortization of actuarial losses of $982, amortization of prior service cost of $25, and net settlement loss of $1,059, offset by net curtailment gain of $315 and net of tax of $182.
(5)Includes the effect of the amortization of actuarial losses of $2,916, amortization of prior service cost of $169, and impact of curtailment of $310, net of tax of $227.
(6)Includes the effect of the amortization of actuarial losses of $2,769, amortization of prior service cost of $67, and net settlement loss of $1,059, offset by net curtailment gain of $315 and net of tax of $664.
(7)Net of tax expense (benefit) of $154 and $265 for the three months ended September 30, 2021 and 2020, respectively, and $220 and $(2,078) for the nine months ended September 30, 2021 and 2020, respectively.
(8)Net of tax expense (benefit) of $136 and $(478) for the three months ended September 30, 2021 and 2020, respectively, and $277 and $(1,711) for the nine months ended September 30, 2021 and 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2021, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2021 or 2020.
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
Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PUs	$357	$127	$51	$346
RSUs	873	1,305	3,004	4,715
Stock options	549	610	1,726	1,916
Total	$1,779	$2,042	$4,781	$6,977
19. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2021 and December 31, 2020, the Company had approximately $10,477 and $13,302, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.

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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2021			2020
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$270,592	$2,711	$8,817	$359,007	$2,372	$58,115
Europe	98,682	1,903	(25,112)	146,029	2,440	(1,466)
Asia Pacific	109,526	306	(14,274)	131,063	1,008	12,246
South America	15,981	—	(3,422)	17,580	4	(2,680)
Total Automotive	494,781	4,920	(33,991)	653,679	5,824	66,215
Corporate, eliminations and other	31,909	(4,920)	132	29,521	(5,824)	(2,081)
Consolidated	$526,690	$—	$(33,859)	$683,200	$—	$64,134

	Nine Months Ended September 30,
	2021			2020
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$857,153	$7,484	$50,806	$820,145	$8,968	$52,260
Europe	397,079	7,718	(40,992)	410,076	6,755	(47,492)
Asia Pacific	327,666	1,794	(13,024)	316,133	1,678	(6,983)
South America	45,620	15	(6,756)	41,932	72	(11,608)
Total Automotive	1,627,518	17,011	(9,966)	1,588,286	17,473	(13,823)
Corporate, eliminations and other	101,324	(17,011)	(79)	90,271	(17,473)	(7,516)
Consolidated	$1,728,842	$—	$(10,045)	$1,678,557	$—	$(21,339)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$(33,859)	$64,134	$(10,045)	$(21,339)
Restructuring charges	(1,573)	(6,186)	(34,251)	(23,236)
Impairment charges	(1,006)	(100)	(1,847)	(87,417)
Gain on sale of business, net	—	2,314	696	2,314
Lease termination costs	(322)	(83)	(430)	(684)
Project costs	—	—	—	(4,234)
Divested noncontrolling interest debt extinguishment	—	(3,595)	—	(3,595)
EBITDA	$(36,760)	$56,484	$(45,877)	$(138,191)
Income tax (expense) benefit	(32,121)	2,386	(15,598)	55,485
Interest expense, net of interest income	(18,243)	(17,985)	(54,152)	(40,993)
Depreciation and amortization	(36,049)	(36,504)	(105,021)	(116,727)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(123,173)	$4,381	$(220,648)	$(240,426)

	September 30, 2021	December 31, 2020
Segment assets:
North America	$905,347	$907,652
Europe	473,071	465,031
Asia Pacific	484,490	587,610
South America	61,815	64,800
Total Automotive	1,924,723	2,025,093
Corporate, eliminations and other	393,868	586,851
Consolidated	$2,318,591	$2,611,944

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. The global COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during 2020, which has continued into 2021. Although optimism for a global economic recovery has continued through the first nine months of 2021, a considerable amount of uncertainty remains, including with respect to variant strains of the virus, access to and acceptance of effective vaccines and related governmental policies and restrictions. The rate of recovery has varied across regions, and, in some cases, rapid growth and spikes in consumer and industrial demand have outpaced production and supply chain capacity. These supply/demand imbalances, primarily semiconductor supply issues, and related inflationary pressures have added another layer of uncertainty for the automotive industry and the broader economy around the world. Despite these uncertainties, economists at the International Monetary Fund (IMF) remain positive in their outlook. They are now expecting the global economy to grow by approximately 5.9% in 2021.
In North America, the United States government has injected historic levels of fiscal stimulus into its economy to sustain businesses, create jobs and drive consumer confidence and spending. In addition, rapid distribution and administration of COVID-19 vaccines have enabled large segments of the economy to return to near normal levels of activity, spurring growth. Unemployment levels improved during the third quarter of 2021, falling below 5.0% in September. At the same time, businesses are continuing to report shortages of labor and reduced output in many markets. Additionally, inflation has continued to ramp higher and is expected to continue throughout 2021. This is having a negative impact on consumer confidence and corporate earnings, which could reduce future economic activity and growth. Despite these adverse impacts, IMF economists currently expect economic growth of approximately 6.0% for the North America region in 2021.
In Europe, the economy bounced back robustly in the second quarter of 2021, as the lifting of pandemic-related restrictions in the region and expansionary fiscal and monetary policies bolstered household spending and investment activity. Available indicators suggest the recovery carried over into the third quarter, albeit at a softer pace. Consumer confidence improved in the third quarter and remains above pre-pandemic levels. However, unemployment in the region is currently estimated at 8.0%, still significantly higher than pre-pandemic levels. Based on improving health conditions and increasing consumer confidence, the IMF is projecting economic growth in the region of approximately 5.0% for 2021.
In the Asia Pacific region, China’s economy lost some momentum in the third quarter of 2021, impacted by supply disruptions, negative developments in the property sector, restraints on polluting industries, and some mobility restrictions. In August, credit growth continued to moderate while the non-manufacturing Purchasing Managers’ Index declined. Consumer confidence in China has been trending down in recent months, including during the third quarter of 2021. However, unemployment in the region’s largest economy remains at approximately 5.0%, similar to pre-pandemic levels. Economists at the IMF currently expect China’s economy to grow by 8.0% in 2021, fueled by pent-up domestic demand, as well as increasing export volumes.
In South America, the Brazilian economy continues to show mixed signals of risk and recovery. Unemployment in the country recently improved to 13.7%, the lowest level in more than a year, while consumer confidence ticked slightly lower in August following five consecutive months of improvement. The manufacturing PMI fell to a four-month low as output growth slowed. Economists at the IMF estimate that the Brazilian economy will grow by approximately 5.0% in 2021, underpinned by improving domestic and external demand, as COVID-19 vaccines continue broad distribution and related restrictions are gradually being lifted. However, frail fiscal accounts, a heavy debt burden and political polarization represent key risks. Given the long history of political instability and economic volatility, we remain cautious for the mid to long-term economic outlook in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile, which has led to extended and magnified increases in these costs in 2021. We expect these increases to have an impact on results for the remainder of the year and into 2022. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
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
In the first quarter of 2021 and continuing throughout the year, OEM production volumes were disrupted by the global shortage of semiconductors. The shortage has resulted in slowdowns and stoppages in the final production of vehicles. Current customer schedules and industry forecasts suggest production volumes will begin to improve in the fourth quarter. Therefore, we are collaborating closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2021(1)	2020(1)	% Change	2021(1)	2020(1)	% Change
North America	3.0	4.0	(25.2)%	9.8	9.2	6.8%
Europe	3.1	4.4	(29.6)%	12.0	11.3	5.7%
Asia Pacific	9.4	11.0	(15.1)%	30.7	27.8	10.6%
Greater China	5.3	6.4	(16.8)%	17.0	15.8	7.8%
South America	0.6	0.7	(10.9)%	1.9	1.5	28.6%
(1)Production data based on IHS Automotive, October 2021.
In all regions, during the nine months ended September 30, 2021, vehicle production increased compared to the comparable prior year period, despite the impact of semiconductor supply issues in the current year. The semiconductor supply issues in 2021 resulted in shutdowns at certain facilities, particularly in North America, for intermediate periods of time, as compared to the widespread and lengthy facility shutdowns in 2020 due to the initial impacts of COVID-19. During the third quarter of 2021, decreased vehicle production in all regions compared to the third quarter of 2020 was the result of higher than normal vehicle production in the prior year period as production facilities re-opened after COVID-19 closures and met pent-up demand. Additionally, volume production in the third quarter of 2021 continued to be suppressed by semiconductor supply issues, which resulted in significant decreases in the quarter-over-quarter comparison across all regions.
Notable Events
Subsequent to the end of the third quarter, the Company finalized a long-term commercial agreement with a footwear manufacturer granting them license to use FortrexTM technology in the manufacture of their footwear products. The agreement calls for the payment of licensing fees and ongoing volume-based royalties with an established minimum value.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(dollar amounts in thousands)
Sales	$526,690	$683,200	$(156,510)	$1,728,842	$1,678,557	$50,285
Cost of products sold	534,817	598,714	(63,897)	1,669,610	1,611,299	58,311
Gross (loss) profit	(8,127)	84,486	(92,613)	59,232	67,258	(8,026)
Selling, administration & engineering expenses	60,367	60,059	308	168,506	199,001	(30,495)
Gain on sale of business, net	—	(2,314)	2,314	(696)	(2,314)	1,618
Amortization of intangibles	1,819	1,669	150	5,524	9,632	(4,108)
Restructuring charges	1,573	6,186	(4,613)	34,251	23,236	11,015
Impairment charges	1,006	100	906	1,847	87,710	(85,863)
Operating (loss) profit	(72,892)	18,786	(91,678)	(150,200)	(250,007)	99,807
Interest expense, net of interest income	(18,243)	(17,985)	(258)	(54,152)	(40,993)	(13,159)
Equity in (losses) earnings of affiliates	(1,114)	738	(1,852)	65	(842)	907
Other (expense) income, net	(494)	2,784	(3,278)	(4,221)	(5,357)	1,136
(Loss) income before income taxes	(92,743)	4,323	(97,066)	(208,508)	(297,199)	88,691
Income tax expense (benefit)	32,121	(2,386)	34,507	15,598	(55,485)	71,083
Net (loss) income	(124,864)	6,709	(131,573)	(224,106)	(241,714)	17,608
Net loss (income) attributable to noncontrolling interests	1,691	(2,328)	4,019	3,458	1,288	2,170
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(123,173)	$4,381	$(127,554)	$(220,648)	$(240,426)	$19,778

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Sales
Sales for the three months ended September 30, 2021 decreased 22.9%, compared to the three months ended September 30, 2020. The decrease in sales was driven by lower vehicle production volume due to the impact of semiconductor supply issues in the current year and the prior year ramp up and strong production of vehicles following lengthy shutdowns from COVID-19, partially offset by foreign exchange.

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$526,690	$683,200	$(156,510)	$(165,348)	$8,838	$—
* Net of customer price reductions

Gross (Loss) Profit

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)
	(dollar amounts in thousands)
Cost of products sold	$534,817	$598,714	$(63,897)	$(101,777)	$10,315	$27,565
Gross (loss) profit	(8,127)	84,486	(92,613)	(63,571)	(1,477)	(27,565)
Gross (loss) profit percentage of sales	(1.5)%	12.4%
* Net of customer price reductions
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 47% and 49% of total cost of products sold for the three months ended September 30, 2021 and 2020, respectively. The change in the cost of products sold was impacted by vehicle volume and mix, higher commodity and material costs, higher labor and overhead costs due to inconsistent volume production schedules, foreign exchange and wage inflation.
Gross (loss) profit for the three months ended September 30, 2021 decreased $92.6 million compared to the three months ended September 30, 2020. The change was driven by volume and mix, commodity and wage inflation, the non-recurrence of prior year government incentives and foreign exchange. These items were partially offset by lower variable employee compensation expenses, purchasing lean savings, and restructuring savings.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended September 30, 2021 was 11.5% of sales compared to 8.8% for the three months ended September 30, 2020. The increase was primarily due to lower sales and the $11.2 million credit loss for certain accounts receivable deemed to be unrecoverable. Excluding the bad debt reserve, the decrease in amount was attributable to lower variable employee compensation expenses, and salaried headcount initiative savings, partially offset by general inflation and foreign exchange.
Gain on Sale of Business, Net. The gain on sale of business of $2.3 million for the three months ended September 30, 2020 related to the net effect of our 2020 divestitures.
Amortization of Intangibles. Intangible amortization for the three months ended September 30, 2021 increased $0.2 million compared to the three months ended September 30, 2020. The increase was attributable primarily to foreign exchange translation on our non-U.S. intangibles.
Restructuring. Restructuring charges for the three months ended September 30, 2021 decreased $4.6 million compared to the three months ended September 30, 2020. The decrease was driven by lower restructuring charges in North America and Europe, as certain headcount initiatives and footprint rationalization events neared completion.
Impairment Charges. Non-cash impairment charges for the three months ended September 30, 2021 increased $0.9 million compared to the three months ended September 30, 2020. The increase was driven by impairment charges related to idle assets, primarily at certain facilities in our North America and Europe regions.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2021 increased $0.3 million compared to the three months ended September 30, 2020, due to lower interest income amounts attributable to lower invested cash balances.
Other (Expense) Income, Net. Other (expense) income for the three months ended September 30, 2021 increased $3.3 million compared to the three months ended September 30, 2020, primarily due to higher foreign currency losses.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2021 was $32.1 million on losses before income taxes of $92.7 million compared to an income tax benefit of $2.4 million on earnings before income taxes of $4.3 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 differed primarily from the effective tax rate for the three months ended September 30, 2020 due to the negative impacts of the COVID-19 pandemic and other supply chain issues driving the initial recognition of valuation allowances in the U.S., resulting in tax expense of $31.7 million, which includes a reversal of tax benefits recorded for losses in the first six months of 2021. Geographic mix of pre-tax losses and the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states drives a difference between reporting periods. Additionally, the periods vary due to benefits recorded in the three month period ended September 30, 2020 as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss (“NOL”) carry back provision that allows NOLs generated to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Sales
Sales for the nine months ended September 30, 2021 increased 3.0%, compared to the nine months ended September 30, 2020. The increase was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year period from COVID-19, offset in part by the impact of semiconductor supply issues in the current year. Foreign exchange also contributed to the increase in sales, which was partially offset by the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$1,728,842	$1,678,557	$50,285	$61,872	$52,921	$(64,508)
* Net of customer price reductions
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,669,610	$1,611,299	$58,311	$54,312	$52,770	$(48,771)
Gross profit	59,232	67,258	(8,026)	7,560	151	(15,737)
Gross profit percentage of sales	3.4%	4.0%
* Net of customer price reductions
** Includes the net impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 47% and 45% of total cost of products sold for the nine months ended September 30, 2021 and 2020, respectively. The change in the cost of products sold was impacted by vehicle volume and mix, the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations, continuous improvement and lean manufacturing, higher commodity and material costs, foreign exchange and wage inflation.
Gross profit for the nine months ended September 30, 2021 decreased 11.9% compared to the nine months ended September 30, 2020. The change was driven by commodity and wage inflation and the non-recurrence of prior year COVID-19 government incentives. These items were partially offset by volume and mix, net favorable operational performance, lower variable employee compensation expenses, purchasing lean savings, restructuring savings, and the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the nine months ended September 30, 2021 was 9.7% of sales compared to 11.9% for the nine months ended September 30, 2020. The decrease was primarily due to salaried headcount initiative savings, lower variable employee compensation expenses, lower professional fees, and divestitures, partially offset by the $11.2 million credit loss for certain accounts receivable deemed to be unrecoverable and foreign exchange.
Gain on Sale of Business, Net. The gain on sale of business of $0.7 million for the nine months ended September 30, 2021 related to deconsolidation adjustments for the sale of our European fluid transfer and specialty sealing businesses and Indian operations. The gain on sale of business of $2.3 million for the nine months ended September 30, 2020 related to the net effect of our 2020 divestitures.

Amortization of Intangibles. Intangible amortization for the nine months ended September 30, 2021 decreased $4.1 million compared to the nine months ended September 30, 2020. The decrease was driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Restructuring. Restructuring charges for the nine months ended September 30, 2021 increased $11.0 million compared to the nine months ended September 30, 2020. The increase was driven by higher restructuring charges in Europe, primarily related to headcount initiatives and footprint rationalization.
Impairment Charges. Impairment charges of $1.8 million during the nine months ended September 30, 2021 related to idle assets, primarily at certain facilities in our North America and Europe regions. Impairment charges of $87.7 million during the nine months ended September 30, 2020 primarily related to reducing the carrying value of our held for sale facilities to fair value less costs to sell.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2021 increased $13.2 million compared to the nine months ended September 30, 2020, primarily due to a full nine months of interest expense for our Senior Secured Notes, which were issued in May 2020.
Other Expense, Net. Other expense for the nine months ended September 30, 2021 decreased $1.1 million compared to the nine months ended September 30, 2020, primarily due to higher benefit income and miscellaneous income amounts.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2021 was $15.6 million on losses before income taxes of $208.5 million compared to income tax benefit of $55.5 million on losses before income taxes of $297.2 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 differed primarily from the effective tax rate for the nine months ended September 30, 2020 due to the negative impacts of the COVID-19 pandemic and other supply chain issues driving the initial recognition of valuation allowances in the U.S resulting in net tax expense of $13.3 million, geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in certain foreign jurisdictions and U.S. states, as well as benefits recorded in the nine-month period ended September 30, 2020 as a result of the CARES Act net operating loss carry back provision. Additionally, a discrete expense of $13.4 million for the initial recognition of valuation allowances against net deferred tax assets in certain foreign jurisdictions was recorded in the nine months ended September 30, 2020.

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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020
Sales

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$270,592	$359,007	$(88,415)	$(89,665)	$1,250	$—
Europe	98,682	146,029	(47,347)	(48,118)	771	—
Asia Pacific	109,526	131,063	(21,537)	(27,813)	6,276	—
South America	15,981	17,580	(1,599)	(2,042)	443	—
Total Automotive	494,781	653,679	(158,898)	(167,638)	8,740	—
Corporate, eliminations and other	31,909	29,521	2,388	2,290	98	—
Consolidated	$526,690	$683,200	$(156,510)	$(165,348)	$8,838	$—
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume decreases due to semiconductor-related customer schedule reductions.
•The impact of foreign currency exchange primarily related to the Chinese Renminbi, Canadian Dollar, Euro and Brazilian Real.
Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$8,817	$58,115	$(49,298)	$(33,462)	$(3,606)	$(12,230)	$—
Europe	(25,112)	(1,466)	(23,646)	(18,621)	(197)	(4,828)	—
Asia Pacific	(14,274)	12,246	(26,520)	(12,204)	(2,015)	(12,301)	—
South America	(3,422)	(2,680)	(742)	(322)	529	(949)	—
Total Automotive	(33,991)	66,215	(100,206)	(64,609)	(5,289)	(30,308)	—
Corporate, eliminations and other	132	(2,081)	2,213	1,038	(162)	1,337	—
Consolidated adjusted EBITDA	$(33,859)	$64,134	$(97,993)	$(63,571)	$(5,451)	$(28,971)	$—
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume decreases due to semi-conductor-related customer schedule reductions.
•The impact of foreign currency exchange was driven by the Chinese Renminbi, Mexican Peso, Canadian Dollar, Euro, Polish Zloty, Czech Koruna, and Brazilian Real.

•The Cost (Increases) / Decreases category above includes:
◦Commodity cost, wage inflation increases and the non-recurrence of prior year government incentives;
◦The one-time impact of $11.2 million credit loss for certain accounts receivable related to the bankruptcy proceedings of a former joint venture in Asia; and
◦Reduction in compensation-related expenses due to lower variable employee compensation expenses, salaried headcount initiatives, purchasing savings through lean initiatives, and restructuring savings.
Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020
Sales

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$857,153	$820,145	$37,008	$32,794	$4,214	$—
Europe	397,079	410,076	(12,997)	9,988	26,232	(49,217)
Asia Pacific	327,666	316,133	11,533	3,567	23,257	(15,291)
South America	45,620	41,932	3,688	6,599	(2,911)	—
Total Automotive	1,627,518	1,588,286	39,232	52,948	50,792	(64,508)
Corporate, eliminations and other	101,324	90,271	11,053	8,924	2,129	—
Consolidated	$1,728,842	$1,678,557	$50,285	$61,872	$52,921	$(64,508)
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year from COVID-19, offset in part by semiconductor-related customer schedule reductions in the current year.
•The impact of foreign currency exchange primarily related to the Euro, Chinese Renminbi, Canadian Dollar and Brazilian Real.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2021	2020	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases	Divestitures
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$50,806	$52,260	$(1,454)	$11,683	$(6,838)	$(5,800)	$(499)
Europe	(40,992)	(47,492)	6,500	(932)	(1,405)	6,487	2,350
Asia Pacific	(13,024)	(6,983)	(6,041)	(9,633)	497	(3,944)	7,039
South America	(6,756)	(11,608)	4,852	4,260	4,657	(4,065)	—
Total Automotive	(9,966)	(13,823)	3,857	5,378	(3,089)	(7,322)	8,890
Corporate, eliminations and other	(79)	(7,516)	7,437	2,182	386	4,869	—
Consolidated adjusted EBITDA	$(10,045)	$(21,339)	$11,294	$7,560	$(2,703)	$(2,453)	$8,890
* Net of customer price reductions
•Volume and mix, net of customer price reductions, was driven by vehicle production volume increases due to non-recurrence of lengthy shutdowns in the prior year period from COVID-19, offset in part by the impact of semiconductor-related customer schedule reductions in the current year.

•The impact of foreign currency exchange was driven by the Canadian Dollar, Mexican Peso, Euro, Polish Zloty, Czech Koruna, Brazilian Real, and Chinese Renminbi.
•The Cost (Increases) / Decreases category above includes:
◦The one-time impact of $11.2 million credit loss for certain accounts receivable related to the bankruptcy proceedings of a former joint venture in Asia; and
◦Commodity cost, wage inflation increases and the non-recurrence of prior year government incentives; and
◦Reduction in compensation-related expenses, due to salaried headcount initiatives, purchasing savings through lean initiatives, lower variable employee compensation expenses and restructuring savings; and
◦Net manufacturing efficiencies of $28 million, primarily driven by our North America, Asia Pacific and Europe segments.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. Based on those actions and current projections of OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic and supply chain issues facing the industry. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors.
Cash Flows
Operating Activities. Net cash used in operations was $111.5 million for the nine months ended September 30, 2021, compared to net cash used in operations of $26.5 million for the nine months ended September 30, 2020. The net change was primarily due to working capital outflows and reduced cash earnings.
Investing Activities. Net cash used in investing activities was $72.8 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $89.5 million for the nine months ended September 30, 2020. The larger outflow in the nine months ended September 30, 2020 was primarily due to cash divested. In response to the COVID-19 pandemic and subsequent supply chain issues, significant decreases in capital expenditures occurred throughout 2020 and in the nine months ended September 30, 2021. We expect lower expenditures will continue in 2021, primarily as part of initiatives to consistently reduce overall capital spending. We anticipate that we will spend approximately $100 million on capital expenditures in 2021.
Financing Activities. Net cash used in financing activities totaled $4.7 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $225.1 million for the nine months ended September 30, 2020. The outflow in 2021 primarily related to principal payments on debt, while the inflow in 2020 was primarily due to proceeds from issuance of our Senior Secured Notes.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of September 30, 2021, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program.
We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2021 or 2020.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(123,173)	$4,381	$(220,648)	$(240,426)
Income tax expense (benefit)	32,121	(2,386)	15,598	(55,485)
Interest expense, net of interest income	18,243	17,985	54,152	40,993
Depreciation and amortization	36,049	36,504	105,021	116,727
EBITDA	$(36,760)	$56,484	$(45,877)	$(138,191)
Restructuring charges	1,573	6,186	34,251	23,236
Impairment charges (1)	1,006	100	1,847	87,417
Gain on sale of business, net (2)	—	(2,314)	(696)	(2,314)
Lease termination costs (3)	322	83	430	684
Project costs (4)	—	—	—	4,234
Divested noncontrolling interest debt extinguishment	—	3,595	—	3,595
Adjusted EBITDA	$(33,859)	$64,134	$(10,045)	$(21,339)
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2021, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2021 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2021 through July 31, 2021	597	$29.00	—	$98.7
August 1, 2021 through August 31, 2021	556	25.78	—	98.7
September 1, 2021 through September 30, 2021	61	22.27	—	98.7
Total	1,214		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Agreement.

10.2*†	Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 4, 2021	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)