Form 10-K
period 2021-12-31
Cooper-Standard Holdings Inc.
filed 2022-02-18
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2021 was $354,398,212.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 9, 2022 was 16,994,122 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 22,600 employees, including 2,600 contingent workers, with 129 facilities in 21 countries. We are the largest global producer of sealing systems and are the second largest global producer of the types of fuel and brake delivery products that we manufacture and the largest North American producer of the types of fluid transfer systems that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 74 manufacturing locations and 55 design, engineering, administrative and logistics locations.
On January 1, 2020, we changed our organizational structure and created a global automotive business (“Automotive”) and the Advanced Technology Group (“ATG”). Our business is now organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. This operating structure allows us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. We have ongoing restructuring, expansion and cost reduction initiatives to improve competitiveness.
Approximately 82% of our sales in 2021 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Stellantis, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. The remaining 18% of our 2021 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 460 nameplates globally.
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
In 2018, we established ATG, which incorporated our Industrial and Specialty Group, to accelerate and maximize the value stream of Cooper Standard’s materials science technology in industrial and specialty markets. We furthered the expansion of our Industrial and Specialty Group through the acquisition of Lauren Manufacturing and Lauren Plastics in 2018 and signed multiple joint development agreements for our Fortrex™ chemistry platform throughout 2018 to 2021.
In 2019, we finalized the divestiture of our anti-vibration systems business (“AVS”) product line within our North America, Europe and Asia Pacific segments. In 2020, we completed the divestiture of our European rubber fluid transfer and specialty sealing businesses, as well as our Indian operations.

Business Strategy
We have set a clear vision for achieving profitable growth with a defined, focused plan to return to double-digit return on invested capital (“ROIC”). At the beginning of 2022, the Company introduced a new Purpose Statement - Creating Sustainable Solutions Together - which represents the importance of sustainability for the long-term health of the business as a whole and the sustained value that we work each day to deliver to our stakeholders (customers, investors, employees, suppliers and communities). Our key strategic imperatives are defined as:

Financial Strength:	Execute our Driving Value plan, achieving and sustaining double digit adjusted EBITDA margins and ROIC.

Growth – Building For The Future:	Leverage our materials science and manufacturing expertise. Pursue opportunities for both organic and inorganic growth. Continue to build an exceptional workforce.

World-Class Functional Expertise and Execution:	Attain world-class results across all functions allowing the Company to be the first choice of our stakeholders.

Sustainability:	Deliver value to all our stakeholders through Environmental, Social, and Governance (ESG) initiatives to ensure the long-term sustainability of the Company.
Cooper Standard’s global alignment around these imperatives continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company implemented CSOS (Cooper Standard Operating System) to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world. As a result of these initiatives, the Company has leveraged CSOS to drive an average savings from improved operating efficiency of approximately $60 million each of the past five years.
In addition, as part of our continued focus on sustainability and corporate responsibility, Cooper Standard recently formed a Global Sustainability Council to provide executive level oversight for the Company’s sustainability strategy and ensure alignment and integration with business goals and stakeholder priorities. The council maintains a holistic look at the Company’s ESG (environmental, social and governance) initiatives, tracks rapidly evolving best practices and further develops long-term goals to drive world-class ESG performance.
Cooper Standard continues to progress its diversification strategy through its Advanced Technology Group which is charged with accelerating and maximizing expertise in the Company’s core process types for applications in the industrial and specialty markets. This business also drives growth and diversification through the Company’s applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials, as well as a significantly reduced carbon footprint.
The Company’s CS Open Innovation initiative aims to position Cooper Standard as the partner of choice for start-ups, universities and other suppliers through a proactive outreach program. The initiative is focused in the areas of materials science, manufacturing and process technology, digital/artificial intelligence and advanced product technology.
In addition, the Company has implemented its Driving Value plan to return to double-digit adjusted EBITDA margins and ROIC to help deliver sustained value for all of our stakeholders.
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
Cooper Standard utilizes its i3 Innovation Process (Imagine, Initiate, Innovate) and CS Open Innovation as mechanisms to capture ideas while promoting a culture of innovation. Ideas are carefully evaluated by our global technology council, and those that are selected are put on an accelerated development cycle. We are developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. Fortrex™, the Company’s chemistry platform, offers reduced weight while delivering superior material performance and aesthetics. We have also developed several other significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlushSeal™, an advanced integrated solution for frame under glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance; and Easy-Lock™, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles, Cooper Standard has developed innovations to provide lightweight plastic tubing with our PlastiCool® 2000 multilayer tubing, smooth and CVT mid temperature multilayer tubing, and our next generation Ergo-Lock™ and Ergo-Lock™ + VDA quick connectors for glycol thermal management needs.
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
Our innovations are receiving industry recognition. Cooper Standard has been named a General Motors Overdrive Award winner for Fortrex® in the category of ‘Sustainability’, in addition to the chemistry platform being named a 2018 Automotive News PACE Award winner and a 2018 and 2019 Society of Plastics Engineers Innovation Award finalist. Also, Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards.
Pursue Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
We may, from time to time, consider and selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend, which has been encouraged by the OEMs’ desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence.
Industry
The automotive industry is one of the world’s largest and most competitive markets. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs. The business and commercial environment in each region also plays a role in vehicle demand as it relates to fleet vehicle sales and industrial use vehicles such as light and heavy trucks.
OEMs compete for market share in a variety of ways including pricing and incentives, the development of new, more attractive models, branding and advertising, and the ability to customize vehicle features and options to meet specific consumer needs or demands. They rely heavily on thousands of specialized suppliers to provide the many distinct components and systems that comprise the modern vehicle. They also rely on these automotive suppliers to develop technological innovations that will help them meet consumer demands as well as regulatory requirements.
The supplier industry is a highly competitive industry and is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies have been the most successful.
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements, environmental impact and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance, simplify the manufacturing and assembly process, and help reduce a vehicle’s environmental impact. These are innovations that can be applicable and valuable to virtually any vehicle (including internal combustion, hybrid or battery electric powertrains) or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets. Cooper Standard remains closely aligned with our customers and is prepared to meet their evolving needs as they shift their fleets and offer more EV options. We are focused on growing our business in the EV segment by leveraging our technology and innovation to provide value-add solutions for increasingly specialized technical requirements.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 92% of our global sales.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2021, 2020 and 2019:
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
In addition to these product lines, we also have sales to other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2021, 2020 and 2019 are as follows:

Product Lines					Market Position*
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
	Products:		–	Obstacle detection sensor system
	–	Fortrex®	–	FlushSeal™ systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Stainless steel trim
	–	Tex-A-Fib (Textured Surface with Cloth Appearance)

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluids to fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ tube coatings
	–	Quick connects	–	Gen III Posi-Lock™ quick connects
	–	Low Oligomer Multi-layer Convoluted Tube	–	Series 300 and S300LT (low temperature) quick connects
	–	Brake jounce lines

FLUID TRANSFER SYSTEMS	Sense, deliver, connect and control fluid and vapors for optimal thermal management, powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects (SAE and VDA)	–	Charged air cooler ducts/assemblies
	–	DPF and SCR emission lines	–	Secondary air hoses
	–	Degas tanks	–	Brake and clutch hoses
	–	Air intake and charge	–	Easy-Lock™ quick connect
	–	Transmission Oil Cooling Hoses	–	Ergo-Lock™ VDA quick connect
	–	Multilayer tubing for glycol thermal management	–	Ergo-Lock™ + VDA quick connect
	–	PlastiCool® 5000 high temperature MLT	–	PlastiCool® 2000

*Market position data from PwC (2019) and company estimates
Competition
We believe that the principal competitive factors in our industry are quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Henniges, Standard Profil, HSR&A, SaarGummi and JianXin, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea, Maruyasu and SeAH, among others. Our fluid transfer products compete with Conti-Tech, Hutchinson, Teklas, Tristone, Akwel and Fränkische, among others.
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

The following table shows our significant unconsolidated joint ventures as of December 31, 2021:

Country	Name (1)	Product Line	Ownership Percentage
United States	Nishikawa Cooper LLC	Sealing systems	40%
India	Polyrub Cooper Standard FTS Private Limited	Fluid transfer systems	35%
Thailand	Nishikawa Tachaplalert Cooper Ltd.	Sealing systems	20%
China	Yantai Leading Solutions Auto Parts Co., Ltd.	Fuel and brake delivery systems	50%
(1) Subsequent to December 31, 2021, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest will be deconsolidated and accounted for as an investment under the equity method beginning in the first quarter of 2022.
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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2021	$90.0	3.9%
2020	$101.6	4.3%
2019	$114.9	3.7%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlushSeal™, Gen III Posi-Lock™, Easy-Lock™, MagAlloy™, Ergo-Lock™, Ergo-Lock™ +, PlastiCool® 2000 and Fortrex™, help differentiate us and lead customers to seek our partnership.
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

Innovation, Materials, and Product Lifecycle
The international response to risks and opportunities of climate change is transforming our global economy. Our most significant opportunity to contribute to this low-carbon and circular economy is through the sustainability impacts of our products. We purposefully apply sustainable principles in the design and production of our products, reducing the environmental impact from sourcing through end-of-life. These efforts also enable our customers to reduce their environmental impacts.
When obtaining or innovating materials for our products, we seek to sustainably source raw materials, increase the use of recycled content or recyclable material where feasible, decrease our use of hazardous chemicals where possible, and properly disclose restricted materials to customers and regulators. We believe our culture of innovation is a key differentiator, allowing us to compete and succeed within our dynamic global markets.
Supplies and Raw Materials
Cooper Standard is committed to building strong relationships with our supply partners. We recognize the importance of engaging with suppliers to create value for our customers.
The principal raw materials for our business include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. We manage the procurement of our direct and indirect materials to assure supply continuity and to obtain the most favorable total cost. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing, based on commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world, although we continue to manage, with our supplier partners, short-term disruptions in production and logistics throughout our supply chain caused by the COVID-19 pandemic.
Raw material prices are susceptible to fluctuations which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile, which led to extended and magnified increases in these costs in 2021. It is generally difficult to pass through such increases to our customers. As such, we have implemented strategies with both our suppliers and our customers to help manage these fluctuations. These actions include material substitutions and leveraging global purchases. Our global supply chain optimization efforts include using benchmarks and selective sourcing from strategic suppliers. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases. With some suppliers, on certain raw materials, we have implemented indices that allow price changes as underlying material costs fluctuate.
Seasonality
Our principal operations are directly related to the automotive industry. Sales to OEMs are lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays, and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry. In 2021, while demand remained strong, production was more volatile due to supply chain disruptions, which resulted in late-notice shutdowns of certain customer facilities for an intermediate period of time.
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a firm and definitive backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although there is no guarantee that this will occur.
Human Capital and Safety
As of December 31, 2021, we had approximately 22,600 employees, including 2,600 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages. We renegotiated some of our non-domestic union and works council agreements in 2021, and have several contracts set to expire in the next twelve months.
Our people have always been the driving force of value at Cooper Standard. The emergence of new ways of working during the COVID-19 pandemic, a growing international movement for civil rights, and our unwavering dedication to keeping our employees healthy and safe has only made them more critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2021, our internal fill rate was approximately 60%. This metric, which is based on salaried director level positions and above, helps us to understand where employees are advancing in their career and the effectiveness of our internal development programs. For 2021, our voluntary employee turnover rate was approximately 20%. While this metric has increased compared to prior years and despite the current competitive environment for talent, we believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.

In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2021, women made up approximately 38% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 22% of such roles.
Safety continues to be a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world class results for product quality. In 2021, our total incident rate (“TIR”) was 0.40, which represents an Occupational Safety and Health Administration measurement of on-the-job injuries in relation to total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group. Additionally, throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. After the onset of COVID-19, we adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of products to our customers. We monitor and track the impact of the pandemic on our employees and within our operations and proactively modify or adopt new practices to promote their health and safety.
Also in 2021, the Company was named to Newsweek’s list of America’s Most Responsible Companies for the third consecutive year and was recognized as one of the 2021 World’s Most Ethical Companies by Ethisphere for the second consecutive year. These awards are a further testament to Cooper Standard’s commitment to ESG (environmental, social and governance) topics, including our core value of integrity.
Community Involvement
Supported by the Cooper Standard Foundation, our employees are highly engaged in their local communities. The Foundation’s mission is to strengthen the communities where Cooper Standard employees work and live through the passionate support of children’s charities, education, health and wellness, and community revitalization. The Cooper Standard Foundation is a 501(c)(3) organization with oversight by its Board of Directors, Board of Trustees and Philanthropic Committee. For more information on the Company’s community involvement, please visit our Corporate Responsibility Report located on the Cooper Standard website.
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

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: the impact, and expected continued impact, of the ongoing COVID-19 pandemic on our financial condition and results of operations; significant risks to our liquidity presented by the risks of the ongoing COVID-19 pandemic and global supply chain disruptions; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; work stoppages or other disruptions; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; product liability, warranty and recall claims brought against us; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; effectiveness of continuous improvement programs and other cost savings plans; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; manufacturing facility closings or consolidation; our ability to control the operations of our joint ventures for our sole benefit; the possibility that our acquisitions and divestitures may not be successful; competitive threats and commercial risks associated with our diversification strategy through Advanced Technology Group; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the possible volatility of our annual effective tax rate; possible variability of our working capital requirements; foreign currency exchange rate fluctuations; the possibility of future impairment charges to our goodwill and long-lived assets; the underfunding of certain of our pension plans; significant changes in discount rates and the actual return on pension assets; the possibility of a failure to maintain effective controls and procedures; our dependence on our subsidiaries for cash to satisfy our obligations; our ability to procure insurance at reasonable rates; legal and regulatory proceedings, claims or investigations against us; the ability of our intellectual property to withstand legal challenges; and laws and regulations, including environmental, health and safety laws and regulations.
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
Operational Risks
Our financial condition and results of operations have been, and are expected to continue to be, adversely affected by the ongoing COVID-19 pandemic.
We face risks related to public health issues, including epidemics and pandemics such as the global outbreak of COVID-19. The COVID-19 pandemic and preventative measures taken to contain or mitigate the COVID-19 pandemic have caused, and are continuing to cause, business slowdowns or shutdowns and significant disruption in the financial markets both in the United States and globally. The continued spread of COVID-19 and efforts to contain the virus and its related variants (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions) may materially impact our financial condition and results of operations.

•Facilities. A resurgence of the virus or new variant of concern could cause shutdowns of our and our customers’ facilities. Although our automotive operations generally do not realize revenue while our facilities are shut down, we continue to incur significant operating and non-operating expenses associated with these facilities. In addition, government regulations and safety and social distancing procedures that we have implemented in our facilities have increased our operating costs, and we may not be able to pass along these increased costs to our customers.
•Supply chain. Our business relies on a number of third parties, including suppliers and distribution and logistics providers. One or more of these third parties may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the ongoing COVID-19 pandemic. As a result, it is possible that one or more of these suppliers may also choose to change which products they offer with limited advance notification. These supply chain effects may have an adverse effect on our ability to meet customer demand and may result in an increase in our costs of production and distribution, including increased freight and logistics costs and other expenses. A continued significant disruption to our production schedule will have an adverse effect on our financial condition, liquidity and results of operations.
•Workforce. If a significant percentage of our workforce, or the workforces of our suppliers and other third-party partners, is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted. We also depend on senior management and other key personnel and contractors, and the illness of certain personnel or contractors could result in the loss of expertise and negatively affect our operations.
•Demand. An economic slowdown attributable to COVID-19 could lead to a sustained decline in new vehicle sales in regions where we operate, and particularly reduced new vehicle sales by our key customers, which could lead to reduced vehicle production, and, therefore, reduced demand for our products which could adversely affect our business, results of operations and financial condition. See also the risk factor entitled “We are highly dependent on the automotive industry. A prolonged or material contraction in automotive sales and production volumes could adversely affect our business, results of operations and financial condition.”
•Liquidity. The COVID-19 pandemic has also caused significant disruptions to global financial markets. Such disruptions, together with the impact of COVID-19 on the automotive industry, may have a negative impact on our ability to access capital in the future on favorable terms or at all.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the pandemic in our key markets. In particular, the emergence of new variants could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to our customers, suppliers or us and, if available, may nevertheless be insufficient to address the impacts of COVID-19. Therefore, it remains difficult to predict the extent or nature of these impacts at this time. The ongoing COVID-19 pandemic may also exacerbate the other risks disclosed in this Item 1A. Risk Factors.
Increases in the costs, or reduced availability, of raw materials and manufactured components may adversely affect our profitability.
Raw material costs can be volatile. The principal raw materials to produce our products include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 47% of our total cost of products sold in 2021. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. Further, climate change may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters, which may adversely affect the availability or pricing for certain raw materials including natural rubber. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers. The recent disruptions to the global supply chain also have had an adverse impact on the cost and availability of raw materials, components, energy and other inputs used in our business, or in the businesses of our customers and suppliers, and has adversely affected and may continue to adversely affect our results of operations, financial condition and business.

Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. The global economy has experienced an increased risk of shortages and other disruptions to global supply chains due to strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, or other circumstances. In particular, significant disruptions in supply have occurred, are occurring, and are expected to continue in the automotive industry due to these industry-wide parts shortages and global supply chain constraints which have adversely affected our operations and financial performance. The current uncertain economic or industry conditions could result in financial distress within our supply base, thereby further increasing the risk of supply disruption. As the uncertainty in the market conditions remain, any economic downturn or other unfavorable conditions in one or more of the regions in which we operate could cause further supply disruptions and thereby adversely affect our financial condition, operating results and cash flows.
Material supply shortages experienced by our customers either directly or as a result of a supply shortage at another supplier, such as the semiconductor shortage faced by the automotive industry, have caused customers to halt or limit the purchase of our products, which have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
Work stoppages or other disruptions to our operations could negatively affect our operations and financial performance.
We may experience work stoppages caused by labor disputes under existing collective bargaining agreements or in connection with the negotiation of new agreements given that we have a number of agreements that expire in any given year. Further, there is no certainty that we will be successful in negotiating new collective bargaining agreements that extend beyond the current expiration dates or that new agreements will be on terms as favorable to us as past labor agreements. In addition, it is possible that our workforce will become more unionized in the future. Unionization activities could increase our costs, which could negatively affect our results of operations.
Our operations may also be disrupted by other labor issues, including absenteeism, public health issues, and pandemic-related government restrictions; major equipment failure with prolonged downtime or a complete loss of critical equipment where either no other comparable equipment exists or the remaining equipment does not have enough capacity to pick up the demand; or natural disaster-related plant closures or disruptions. In particular, natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of extreme weather events experienced during 2021 presents an alarming trend.
Regardless of the cause, any significant disruption to our production could negatively affect our operations, customer relationships and financial performance. Similar disruptions at one or more of our suppliers or our customers’ suppliers could adversely affect our operations if an alternative source of supply were not readily available. Additionally, similar disruptions at our customers’ facilities could result in reduced demand for our products causing us to delay or cancel production and could have an adverse effect on our business.
A disruption in, or the inability to successfully implement upgrades to, our information technology systems, including disruptions relating to cybersecurity as well as data privacy concerns, could adversely affect our business and financial performance.
We rely upon information technology networks, systems and processes, including the information technology networks of third parties such as suppliers and joint venture partners, to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Like other public companies, our computer systems and those of our third-party vendors, partners and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations which have caused, and may continue to cause, disruptions to our operations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A breach of our information technology systems, or those of the third parties on whom we rely, could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and/or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.
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
Automotive sales and production are cyclical and depend on, among other things, general economic conditions and consumer spending, vehicle demand and preferences (which can be affected by a number of factors, including fuel costs, employment levels and the availability of consumer financing). These factors could make it difficult for us, our suppliers and our customers to forecast accurately and plan future business activities. As the volume of automotive production and the mix of vehicles produced fluctuate, the demand for our products also fluctuates. Prolonged or material contraction in automotive sales and production volumes, or significant changes in the mix of vehicles produced, could cause our customers to reduce orders of our products, which could adversely affect our business, results of operations and financial condition and our ability to provide accurate forecasts and guidance.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM, and Stellantis, on a worldwide basis represented approximately 55% of our sales for the year ended December 31, 2021. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2021, approximately 77% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:

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
•continued political, economic and regulatory uncertainty as a result of the United Kingdom’s withdrawal from the European Union (“Brexit”) on January 31, 2020, and the expiration of the transition period on December 31, 2020, including with respect to potential import/export restrictions or reduced trade levels that would affect products we ship to U.K. customers primarily from continental Europe;
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
Expanding our sales and manufacturing operations in the Asia Pacific region, particularly in China, is an integral part of our strategy, and, as a result, our exposure to the risks described above is substantial. Further, the uncertainty surrounding the consequences of Brexit may also cause disruptions to, and create a uncertainty surrounding our business, including potential import and export restrictions between the United Kingdom and the European Union, change in demand for our products due to the economic conditions created by Brexit and increased foreign exchange rate volatility.
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

Financial Risks
The risks of the ongoing COVID-19 pandemic and global supply chain disruptions present significant risks to our liquidity.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the effects of the COVID-19 pandemic and global supply chain disruptions on our customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. While we currently have no outstanding borrowings under our ABL facility, our ability to borrow against the ABL facility is limited to our borrowing base, which consists primarily of our U.S. and Canadian accounts receivable and inventory. Production shutdowns in both the US and Canada could lead to significant reductions in these working capital balances and significantly decrease our ability to borrow under our ABL facility.
In addition, if the Company has availability for borrowing under its ABL facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. As of December 31, 2021, the Company was not able to satisfy such covenant, and the effects of the COVID-19 pandemic and global supply chain disruptions on its business will adversely impact its ability to satisfy such covenant for the foreseeable future. Accordingly, the Company intends to manage any borrowings under its ABL facility to avoid triggering this maintenance covenant, which would further constrain its ability to utilize the ABL facility. As of December 31, 2021, there were no obligations outstanding under the ABL Facility. The Company’s borrowing base was $169.7 million. Net the greater of 10% of the borrowing base or $15.0 million that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5.2 million of outstanding letters of credit, the Company effectively had $147.5 million available for borrowing under its ABL facility.
Furthermore, production shutdowns will result in working capital swings which could result in increased outflows. As a result of the impacts of the ongoing COVID-19 pandemic and global supply chain disruptions, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.
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
LIBOR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, to be replaced or disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.
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
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of our reporting units to their related net book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results of operations.
Certain of our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2021, our U.S. pension plans were overfunded by $16.3 million and our non-U.S. pension plans were underfunded by $116.9 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
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
In particular, we are subject to a broad range of laws and regulations governing emissions to air; discharges to water; noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and health and safety. We may incur substantial costs in complying with these laws and regulations. Many of our current and former facilities have been subject to certain environmental investigations and remediation activities, and we maintain environmental reserves for certain of these sites. Through various acquisitions, we have acquired a number of manufacturing facilities, and we cannot assure that we will not incur material costs or liabilities relating to activities that predate our ownership. Material future expenditures may be necessary if compliance standards change or material unknown conditions that require remediation are discovered. Environmental laws could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses. In addition, climate change poses regulatory risks that could harm our results of operations or affect the way we conduct our businesses. For example, new or modified regulations could require us to spend substantial funds to enhance our environmental compliance efforts. If we fail to comply with present and future environmental laws and regulations, we could be subject to future liabilities, which could adversely affect our financial condition, operating results and cash flows.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
As of December 31, 2021, our operations were conducted through 129 wholly-owned, leased and consolidated joint venture facilities in 21 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 74 are predominantly manufacturing facilities and 55 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	34	21
	Other (b)	26	1
Asia Pacific	Manufacturing (a)	17	7
	Other (b)	9	—
Europe	Manufacturing (a)	19	12
	Other (b)	20	2
South America	Manufacturing (a)	4	1
	Other (b)	—	—
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, R&D, administrative and logistics locations.
(*) Excludes 4 unutilized facilities: 2 North America; 1 Europe; 1 South America
Item 3.        Legal Proceedings
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
Holders of Common Stock
As of February 9, 2022, there were approximately 6 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
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
As of December 31, 2021, we had approximately $98.7 million of repurchase authorization remaining.
A summary of shares of our common stock repurchased during the three months ended December 31, 2021 is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
October 1, 2021 through October 31, 2021	205	$23.76	—	$98.7
November 1, 2021 through November 30, 2021	1,663	$25.88	—	$98.7
December 1, 2021 through December 31, 2021	270	$25.97	—	$98.7
Total	2,138		—	$98.7
(1) Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards and the exercise of stock option awards.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 30, 2016 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2021.
Comparison of Cumulative Return

	Ticker	12/30/2016*	12/29/2017*	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Cooper-Standard Holdings Inc.	CPS	$100.00	$118.49	$60.09	$32.08	$33.54	$21.68
S&P 500	SPX	$100.00	$119.19	$113.98	$149.62	$176.57	$226.33
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$129.22	$89.20	$118.49	$145.63	$177.82
* Represents last trading day of the year
Item 6.        [Reserved]

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
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs. Prior to its divestiture on April 1, 2019, the Company also operated an AVS business. In 2021, approximately 82% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 18% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
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
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
In 2021, approximately 54% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region.
The COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty during 2020. In 2021, global economic disruption was exacerbated by broad supply chain challenges caused, in part, by sharp increases in overall industrial demand and widespread labor shortages related to continuing COVID-19 restrictions and concerns. A considerable amount of economic uncertainty remains heading into 2022. Many industries, including the automotive industry, remain significantly impacted by supply chain disruptions, labor shortages and persistent inflationary pressure. In addition, the potential for changes in fiscal and monetary policies by governments and interest rate increases by central banks around the world adds to an already uncertain global economic environment.
In North America, U.S. consumer confidence has trended downward since the second quarter of 2021. Key drivers of the decline are inflation, continuing supply chain disruptions and prospective interest rate hikes. Persistent concerns over new variants of COVID-19 are also a factor. However, U.S. households have benefited from past economic stimulus actions and personal savings rates remain high. In addition, the unemployment rate in the U.S. is near an all-time low. Finally, in 2022, the United States government is expected to take actions to control inflation. The Federal Reserve Bank has announced intentions to implement multiple interest rate hikes during the year and begin tapering asset purchases. However, recently passed infrastructure legislation and pent-up consumer demand are expected to support continued economic growth.
In Europe, the Eurozone economy has rebounded to near its pre-pandemic size and employment rates have largely returned to pre-pandemic levels. However, persistent impacts of the COVID-19 pandemic, supply chain constraints and inflationary pressures continue to create an uncertain economic outlook. As a result, the European Central Bank (ECB) has announced its intent to maintain its asset purchase program through the first quarter of 2022 and then to end emergency economic support and stimulus after March. The ECB also announced plans to leave borrowing rates at current levels. Automotive production levels in the region are expected to improve modestly in 2022 as supply chain issues alleviate.
In Asia Pacific, China’s economy experienced a strong rebound in 2021 with year-over-year growth of approximately 8%. This growth was achieved through continued fixed asset investment in industrial technology and infrastructure and more liberal credit policies, despite persistent impacts of the COVID-19 pandemic and global supply chain disruptions. In 2022, targeted stimulus policy easing, reduced export demand and additional restrictions on polluting industries are expected to weigh on economic activity and growth in 2022. Geopolitical tensions, further contractions in the property sector and ongoing COVID-19 outbreaks could pose additional risk to the outlook.
In South America, consumer and capital spending are expected to slow and export growth is likely to moderate following the cyclical, post-pandemic rebound in 2021. In addition, higher energy costs, severe drought conditions and supply chain constraints created an inflationary environment in the later part of 2021 that will likely continue into 2022, putting downward pressure on consumer spending. The Brazilian Central Bank is expected to prioritize actions to control inflation rather than stimulating additional growth. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. Beginning in the first quarter of 2020, as a result of COVID-19, we experienced the shutdown of effectively all of our facilities coinciding with the shutdown of our customer facilities in all regions. Production subsequently resumed in all regions, at steadily increasing rates throughout 2020.
In the first quarter of 2021 and continuing throughout the year, OEM production volumes were disrupted by the global shortage of semiconductors. The shortage has resulted in slowdowns and stoppages in the final production of vehicles. However, production volumes were more consistent in the fourth quarter. Further, current customer schedules and industry forecasts suggest production volumes will steadily increase throughout 2022. Therefore, we are collaborating closely with our customers to minimize production inefficiencies while supporting their needs.
According to the forecasting firm IHS Markit, global light vehicle production was approximately 76.4 million units in 2021. This reflects an increase of approximately 2.5% globally since 2020.

Light vehicle production in certain regions for 2021 and 2020, as well as projections for 2022, are provided in the following table:

(In millions of units)	2022(1)	2021(1)	2020(1)	Projected % Change 2021-2022	% Change 2020-2021
North America	15.2	13.0	13.0	16.6%	0.1%
Europe	18.5	15.7	16.6	17.5%	(5.0)%
Asia Pacific	44.3	43.1	41.0	2.8%	5.1%
Greater China	24.7	24.5	23.6	0.8%	4.0%
South America	2.9	2.6	2.2	12.8%	16.1%
(1) Production data based on IHS Markit, January 2022.
In the Europe region in 2021, vehicle production decreased compared to the prior year, as a result of the impact of semiconductor supply issues in the current year. While there were lengthy facility shutdowns due to the initial impacts of COVID-19 in all regions in 2020, the semiconductor supply issues in 2021 resulted in shutdowns for intermediate periods of time and inconsistent production volumes that particularly disrupted Europe for much of the year. Similarly, the North America region experienced effectively no growth in vehicle production compared to the prior year. This was primarily a result of semiconductor supply issues, which also led to facility shutdowns for intermediate periods of time. Conversely, while the Asia Pacific and South America regions were impacted by supply issues in 2021, vehicle production increased in these regions, compared to 2020, which was largely impacted by lengthy facility shutdowns. Following the shutdowns in 2020, there has been strong demand in all regions. While supply issues caused variable production volumes throughout 2021, all regions are expected to experience strong growth in 2022, as supply chains return to more consistent volume and timing.
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
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in continued pressure on suppliers for price reductions, even in an inflationary environment, which reduces the overall profitability of the industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes. Nonetheless, we continue to negotiate with OEM customers to recover the costs associated with the significant commodity inflation that we have incurred during 2021 and anticipate to incur in 2022.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, including hybrid and electric vehicle (EV) architectures.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile, which led to extended and magnified increases in these costs in 2021. Further, we expect these increases to have an impact on our results and cash flows in 2022. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.

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
Goodwill. Our organizational structure changed on January 1, 2020. Prior to this change in organizational structure, our North America operating segment was the only reporting unit in which goodwill was recorded. As a result of the change in organizational structure, a portion of the goodwill that was previously attributable to the North America reporting unit was reallocated to the Industrial Specialty Group reporting unit based on the relative fair value approach. The Industrial Specialty Group reporting unit is a component of the Advanced Technology Group operating segment, which is reflected in “Corporate, eliminations and other”. The change in organizational structure of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test. Additionally, in the second quarter of 2021, we recorded goodwill as a result of purchasing a supplier in our Europe reporting unit for an immaterial purchase consideration. The incremental goodwill amount was tested as part of our annual impairment testing.
Goodwill is tested for impairment by reporting unit as of October 1 of each year or more frequently if events or circumstances indicate that an impairment may exist. For our goodwill analysis, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. The annual goodwill impairment analysis for 2021 resulted in no impairment for the North America and Industrial Specialty Group reporting units. Additionally, a hypothetical 10 percent decrease in the fair value of these reporting units would not impact our conclusion that goodwill was not impaired. However, as a result of our recent operating performance, we recorded an impairment on goodwill that was recognized in the second quarter of 2021 for our Europe reporting unit. See Note 9. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value of machinery and equipment is based upon either estimated salvage value or estimated orderly liquidation value. Fair value of leased buildings is based on a discounted cash flow approach. Fair value of owned buildings is based on a sales comparison approach or cost approach. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2021 and 2020, we recorded impairment charges related to buildings and machinery and equipment in North America, Europe, Asia Pacific, and Corporate and other segments. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize three years’ cumulative pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain jurisdictions, our analysis indicates that we have cumulative three-year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. However, the three-year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis. In the U.S. and certain foreign jurisdictions, we concluded that it is more likely than not that the net deferred tax assets may not be realized in the future. Accordingly, we continue to maintain and adjust as appropriate the valuation allowance related to those net deferred tax assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.
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
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Our net pension and postretirement benefit costs, which included non-cash pension settlement charges of $1.3 million, were approximately $3.4 million and $1.1 million, respectively, for the year ended December 31, 2021.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2021 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to fixed-income positions than to public and private equity investments.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2021 were as follows:

	U.S.	Non-U.S.
Discount rate	2.84%	1.83%
Rate of compensation increase	N/A (*)	1.44%
Cash balance interest credit rate	4.50%	N/A
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2021 were as follows:

	U.S.	Non-U.S.
Discount rate	2.48%	1.63%
Expected return on plan assets	5.50%	2.48%
Rate of compensation increase	N/A (*)	1.99%
*As the U.S. plans are frozen, the rate of compensation increase was not applicable.

The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2022 net periodic benefit cost	Impact on PBO as of December 31, 2021
1% increase in discount rate	+$0.2 million	-$46.3 million
1% decrease in discount rate	+$0.8 million	+$57.0 million
1% increase in expected return on plan assets	-$3.1 million	—
1% decrease in expected return on plan assets	+$3.1 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $6.0 million in 2022.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2021 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.19%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A
Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $0.1 million in 2022.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $1.0 million and $4.1 million, respectively in 2022.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.4 million in 2022.
Historical Periods
Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2020 for discussion of the Results of Operations, Segment Results of Operations, and Liquidity and Capital Resources for the year ended December 31, 2020 compared to the year ended December 31, 2019, which is incorporated by reference herein.

Results of Operations

	Year Ended December 31,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Sales	$2,330,191	$2,375,439	$(45,248)
Cost of products sold	2,242,963	2,227,892	15,071
Gross profit	87,228	147,547	(60,319)
Selling, administration & engineering expenses	227,110	263,611	(36,501)
Gain on sale of business, net	(696)	(2,834)	2,138
Amortization of intangibles	7,347	11,611	(4,264)
Impairment charges	25,609	104,363	(78,754)
Restructuring charges	36,950	39,482	(2,532)
Operating loss	(209,092)	(268,686)	59,594
Interest expense, net of interest income	(72,511)	(59,167)	(13,344)
Equity in (losses) earnings of affiliates	(1,728)	396	(2,124)
Pension settlement charges	(1,279)	(184)	(1,095)
Other expense, net	(4,842)	(2,580)	(2,262)
Loss before income taxes	(289,452)	(330,221)	40,769
Income tax expense (benefit)	39,392	(60,847)	100,239
Net loss	(328,844)	(269,374)	(59,470)
Net loss attributable to noncontrolling interests	6,009	1,769	4,240
Net loss income attributable to Cooper-Standard Holdings Inc.	$(322,835)	$(267,605)	$(55,230)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.
Sales
Sales for the year ended December 31, 2021 decreased 1.9%, compared to the year ended December 31, 2020. The decrease in sales was driven by divestitures, and lower vehicle production volume due to the impact of semiconductor supply issues, partially offset by foreign exchange.

	Year Ended December 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures/Other
	(Dollar amounts in thousands)
Total sales	$2,330,191	$2,375,439	$(45,248)	$(30,922)	$50,182	$(64,508)
* Net of customer price adjustments

Gross Profit

	Year Ended December 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases**
	(Dollar amounts in thousands)
Cost of products sold	$2,242,963	$2,227,892	$15,071	$(23,967)	$50,493	$(11,455)
Gross profit	87,228	147,547	(60,319)	(6,955)	(311)	(53,053)
Gross profit percentage of sales	3.7%	6.2%
* Net of customer price adjustments
** Includes impact of divestitures
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2021 increased $15.1 million, or 0.7%, compared to the year ended December 31, 2020. Materials comprise the largest component of our cost of products sold and represented approximately 47% and 46% of total cost of products sold for the years ended December 31, 2021 and December 31, 2020, respectively. The change in the cost of products sold was impacted by higher commodity and material costs, wage inflation, foreign exchange, partially offset by vehicle volume and mix, divestitures, and continuous improvement, lean manufacturing and restructuring savings.
Gross profit for the year ended December 31, 2021 decreased $60.3 million compared to the year ended December 31, 2020. As a percentage of sales, gross profit was 3.7% and 6.2% for the years ended December 31, 2021 and 2020, respectively. The decrease was driven by commodity and wage inflation, volume and mix, and the non-recurrence of prior year government incentives primarily related to the COVID-19 pandemic. These items were partially offset by net favorable operational performance, lower variable employee compensation expenses, purchasing lean savings, restructuring savings, and divestitures.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2021 was $227.1 million, or 9.7% of sales, compared to $263.6 million, or 11.1% of sales, for the year ended December 31, 2020. The decrease was primarily due to salaried headcount initiative savings, lower variable employee compensation expenses, lower professional fees, and divestitures.
Gain on Sale of Business, net. The gain on sale of business of $0.7 million for the year ended December 31, 2021 related to adjustments for the sale of our European fluid transfer and specialty sealing businesses and Indian operations. The gain on sale of business of $2.8 million for the year ended December 31, 2020 related to the net effect of our 2020 divestitures.
Amortization of Intangibles. Intangible amortization for the year ended December 31, 2021 decreased $4.3 million compared to the year ended December 31, 2020. The decrease was primarily driven by a customer relationship intangible asset in the North America region that was fully amortized during the second quarter of 2020.
Impairment Charges. Non-cash asset impairment charges of $25.6 million for the year ended December 31, 2021 related to property, plant and equipment and goodwill impairment charges. Non-cash asset impairment charges of $104.4 million for the year ended December 31, 2020 related to reducing the carrying value of our held for sale facilities to fair value less costs to sell, property, plant and equipment, and building operating lease impairment charges.
Restructuring. Restructuring charges for the year ended December 31, 2021 decreased $2.5 million compared to the year ended December 31, 2020. Our restructuring actions include plant and other facility closures and workforce reductions and are initiated to maintain our competitive footprint or in response to changes in global and regional automotive markets. The decreases were attributable to North America, Asia Pacific, and Corporate and other, and were primarily due to footprint rationalization actions that were completed in 2020. During 2021, increases attributable to Europe were primarily related to headcount initiatives and footprint rationalization.
Interest Expense, net. Net interest expense for the year ended December 31, 2021 increased $13.3 million compared to the year ended December 31, 2020, primarily due to higher outstanding debt balances including the Senior Secured Notes that were issued in the second quarter of 2020.
Pension Settlement Charges. Non-cash pension settlement charges of $1.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, related to our non-U.S. pension plans.

Other Expense, net. Other expense, net for the year ended December 31, 2021 increased $2.3 million compared to the year ended December 31, 2020. The increase was primarily due to higher foreign currency losses in the year ended December 31, 2021, partially offset by benefit related income.
Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2021 was $39.4 million on losses before taxes of $289.5 million. This compared to an income tax benefit of $60.8 million on losses before taxes of $330.2 million for the year ended December 31, 2020. The tax expense in 2021 differed from the statutory rate primarily due to incremental valuation allowances recorded on tax losses generated in the U.S. and certain foreign jurisdictions, the mix of income between the U.S. and foreign sources, tax credits and incentives, and other nonrecurring discrete items. The tax benefit in 2020 differed from the statutory rate due to incremental valuation allowances recorded on tax losses generated in certain foreign jurisdictions and U.S. states, permanent benefits generated by the ability to carry back net operating losses in the U.S. up to five years at the tax rates in effect during those periods under the business tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted during 2020, the mix of income between the U.S. and foreign sources, permanent impacts from the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operations, tax credits and incentives, and other non recurring discrete items.
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
The following tables presents sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Sales

	Year Ended December 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Divestitures / Other
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,148,257	$1,141,368	$6,889	$2,118	$4,771	$—
Europe	518,245	586,739	(68,494)	(40,454)	21,177	(49,217)
Asia Pacific	458,306	468,042	(9,736)	(20,362)	25,917	(15,291)
South America	61,713	60,754	959	4,425	(3,466)	—
Total Automotive	2,186,521	2,256,903	(70,382)	(54,273)	48,399	(64,508)
Corporate, eliminations and other	143,670	118,536	25,134	23,351	1,783	—
Consolidated	$2,330,191	$2,375,439	$(45,248)	$(30,922)	$50,182	$(64,508)
* Net of customer price adjustments
•Volume and mix, net of customer price adjustments, was driven by the decline in vehicle production volume caused by the impact of semiconductor and other OEM supply chain issues.
•The impact of foreign currency exchange was primarily related to the Euro and the Brazilian Real.

Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2021	2020	Change	Volume / Mix*	Foreign Exchange	Cost Decreases / (Increases)	Divestitures / Other
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$54,616	$90,638	$(36,022)	$3,668	$(10,550)	$(28,641)	$(499)
Europe	(49,599)	(39,004)	(10,595)	(15,306)	(1,717)	4,078	2,350
Asia Pacific	(16,756)	12,472	(29,228)	(13,154)	(7)	(23,106)	7,039
South America	(9,852)	(13,841)	3,989	3,361	4,293	(3,665)	—
Total Automotive	(21,591)	50,265	(71,856)	(21,431)	(7,981)	(51,334)	8,890
Corporate, eliminations and other	13,557	(14,588)	$28,145	14,476	(46)	13,715	—
Consolidated adjusted EBITDA	$(8,034)	$35,677	$(43,711)	$(6,955)	$(8,027)	$(37,619)	$8,890
* Net of customer price adjustments
•Volume and mix, net of customer price adjustments, was driven by the decline in vehicle production volume caused by the impact of semiconductor and other OEM supply chain issues.
•Foreign currency exchange was impacted by the Mexican Peso, Canadian Dollar, Euro, Polish Zloty, Czech Koruna, Chinese Renminbi and the Brazilian Real.
•The Cost Decreases / (Increases) category above includes:
◦The one-time impact of an $11.2 million credit loss for certain accounts receivable related to the bankruptcy proceedings of a former joint venture in Asia;
◦Commodity cost, wage and allowance for credit loss increases;
◦The non-recurrence of prior year government incentives primarily related to the COVID-19 pandemic;
◦Reduction in compensation-related expenses, due to salaried headcount initiatives, purchasing savings through lean initiatives, variable employee compensation expenses, and restructuring savings; and
◦Net manufacturing efficiencies of $33 million, primarily driven by our European, North America and Asia Pacific segments.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. Based on those actions and current projections of OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures, debt service and other funding requirements for the next twelve months, despite the challenges presented by the ongoing COVID-19 pandemic and supply chain issues facing the industry. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials and purchased components, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors.
Cash Flows
Operating Activities. Net cash used in operating activities was $115.5 million for the year ended December 31, 2021, compared to net cash used in operating activities of $15.9 million for the year ended December 31, 2020. The change was primarily due to decreased cash earnings and accrued payroll liability outflows, partially offset by other working capital improvements.
Investing Activities. Net cash used in investing activities was $91.3 million for the year ended December 31, 2021, compared to net cash used in investing activities of $106.9 million for the year ended December 31, 2020. Cash used in investing activities consisted primarily of capital spending of $96.1 million and $91.8 million for the years ended December 31, 2021 and 2020, respectively. In response to the COVID-19 pandemic and subsequent supply chain issues, significant decreases in capital expenditures occurred throughout 2020 and 2021. We expect reduced capital expenditures will continue in 2022, primarily as part of initiatives to consistently lower overall capital spending. We anticipate that we will spend approximately $90 million to $100 million on capital expenditures in 2022.
Financing Activities. Net cash provided by financing activities totaled $3.2 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $207.7 million for the year ended December 31, 2020. The inflow in 2021 was primarily due to increases in short-term debt, partially offset by payments on long-term debt and purchase of noncontrolling interest, while the inflow in 2020 was primarily due to proceeds from issuance of the Senior Secured Notes. There were also no share repurchases during the years ended December 31, 2021 or 2020.
Senior Notes
On November 2, 2016, the Company’s wholly-owned subsidiary CSA Inc. (the “Issuer”) completed a private offering of debt securities consisting of the issuance of $400.0 million aggregate principal amount of its 5.625% notes due 2026 (the “Senior Notes”). The proceeds from the sale of the Senior Notes were used to repay the non-extended term loans outstanding under the Term Loan Facility and to pay fees and expenses related to the refinancing. The Senior Notes are guaranteed by us, as well as each of CSA Inc.’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility and the Term Loan Facility. The Issuer may redeem all or part of the Senior Notes at various points in time prior to maturity, as described in the indenture. The Senior Notes will mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
If a Change of Control (as defined in the indenture) occurs, we will be required to make an offer to repurchase all of the Senior Notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Senior Secured Notes
On May 29, 2020, Cooper Standard Automotive Inc. (the “Issuer”) issued $250.0 million aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”), pursuant to the Indenture, dated as of May 29, 2020 (the “Indenture”), by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee, in a transaction exempt from registration under Rule 144A and Regulation S of the Securities Act of 1933. Proceeds from the Senior Secured Notes were used to provide additional liquidity for the Company. The Senior Secured Notes are guaranteed on a senior secured basis by CS Intermediate HoldCo 1 LLC and each of the Issuer’s present and future subsidiaries that are obligors or guarantee the Term Loan Facility and each of the Issuer’s wholly owned domestic subsidiaries that are obligors under, or guarantee, certain other indebtedness, subject to certain exceptions. The notes are also guaranteed on a senior unsecured basis by Cooper-Standard Latin America B.V.
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
As of December 31, 2021, the Company had $147.5 million in availability. As of December 31, 2021 and 2020, the Company had $0.8 million and $1.0 million, respectively, in unamortized debt issuance costs related to the ABL Facility.
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
As of December 31, 2021, the principal amount of $323.0 million was outstanding, and the Company had $1.1 million unamortized debt issuance costs and $0.7 million of unamortized original issue discount related to the Term Loan Facility.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell certain European customers accounts receivable through a third party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2021 and 2020, we had $52.7 million and $85.1 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2021 and 2020, total accounts receivable factored were $366.9 million and $476.4 million, respectively. Costs incurred on the sale of receivables were $0.5 million, $0.8 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing our ABL Facility and Term Loan Facility and the indenture governing the Senior Notes and Senior Secured Notes.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2021, we had approximately $98.7 million of repurchase authorization under the 2018 Program.
We did not make any repurchases during the years ended December 31, 2021 or 2020.
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
The following table summarizes the total amounts due as of December 31, 2021 under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$1,024.5	$54.9	$569.6	$400.0	$—
Interest on debt obligations	212.2	66.0	101.2	45.0	—
Operating lease obligations	144.4	28.3	41.4	25.8	48.9
Finance lease obligations	34.0	3.3	6.7	6.7	17.3
Total	$1,415.1	$152.5	$718.9	$477.5	$66.2
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2021, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1.3 million.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $1.0 million and $4.1 million, respectively, in 2022. Our minimum funding requirements after 2022 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.4 million in 2022.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $3.6 million as of December 31, 2021 have been excluded from the contractual obligations table above. See Note 16. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2021 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2021	2020	2019
	(Dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(322,835)	$(267,605)	$67,529
Income tax expense (benefit)	39,392	(60,847)	36,089
Interest expense, net of interest income	72,511	59,167	44,113
Depreciation and amortization	139,008	154,229	151,953
EBITDA	$(71,924)	$(115,056)	$299,684
Impairment charges (1)	25,609	103,887	23,139
Restructuring charges	36,950	39,482	51,102
Pension settlement charges (2)	1,279	184	15,997
Lease termination costs (3)	748	771	1,167
Gain on sale of business, net (4)	(696)	(2,834)	(191,571)
Project costs (5)	—	5,648	2,090
Divested noncontrolling interest debt extinguishment	—	3,595	—
Adjusted EBITDA	$(8,034)	$35,677	$201,608
(1)Non-cash impairment charges in 2021 related to fixed assets and goodwill. Impairment charges in 2020 included impairment of assets held for sale and other impairment charges related to fixed assets and right-of-use operating lease assets, net of portion attributable to our noncontrolling interests. Impairment charges in 2019 related to fixed assets.
(2)Non-cash pension settlement charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
(3)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(4)In 2021, subsequent adjustments were recorded to the net gain on sale of business, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses. In 2020, the gain on sale of business primarily related to divestitures. In 2019, the gain on sale of business related to the divestiture of the AVS product line.
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
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2021, the notional amount of these contracts was $136.1 million. As of December 31, 2021, the fair value of the Company’s forward foreign exchange contracts was a liability of $0.9 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2021	December 31, 2020
10% strengthening of U.S. Dollar	($11.5) million	($5.6) million
10% weakening of U.S. Dollar	+ $12.2 million	+ $7.3 million

These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2021, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts to create fixed interest payments on variable rate debt instruments in order to manage exposure to fluctuations in interest rates. We did not enter into any interest rate swap contracts in 2021. As of December 31, 2021 and 2020, approximately 38.4% and 37.9%, respectively, of our total debt was at variable interest rates. The pre-tax earnings and cash flow impact of a 100 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2021 would be a $3.7 million increase or decrease, respectively, on an annualized basis.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. We did not enter into any commodity derivative instruments in 2021. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of property, plant and equipment

Description of the Matter	As of December 31, 2021, the Company’s property, plant and equipment balance was $784 million. As discussed in Note 8 to the consolidated financial statements, during 2021 the Company recorded property, plant and equipment impairment charges at certain locations within its Europe, North America and Asia Pacific segments due to recent operating performance. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain assets were impaired. The Company recognized a $20.1 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. The Company determined fair value using estimated orderly liquidation value, the sales comparison approach or the cost approach.
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
February 18, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Detroit, Michigan
February 18, 2022

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Sales	$2,330,191	$2,375,439	$3,108,400
Cost of products sold	2,242,963	2,227,892	2,749,278
Gross profit	87,228	147,547	359,122
Selling, administration & engineering expenses	227,110	263,611	302,496
Gain on sale of business, net	(696)	(2,834)	(191,571)
Amortization of intangibles	7,347	11,611	17,966
Impairment charges	25,609	104,363	23,139
Restructuring charges	36,950	39,482	51,102
Operating (loss) profit	(209,092)	(268,686)	155,990
Interest expense, net of interest income	(72,511)	(59,167)	(44,113)
Equity in (losses) earnings of affiliates	(1,728)	396	6,504
Pension settlement charges	(1,279)	(184)	(15,819)
Other expense, net	(4,842)	(2,580)	(4,260)
(Loss) income before income taxes	(289,452)	(330,221)	98,302
Income tax expense (benefit)	39,392	(60,847)	36,089
Net (loss) income	(328,844)	(269,374)	62,213
Net loss attributable to noncontrolling interests	6,009	1,769	5,316
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(322,835)	$(267,605)	$67,529

(Loss) earnings per share:
Basic	$(18.94)	$(15.82)	$3.94
Diluted	$(18.94)	$(15.82)	$3.92
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(328,844)	$(269,374)	$62,213
Other comprehensive income (loss):
Currency translation adjustment	(2,290)	18,429	(13,308)
Benefit plan liabilities adjustment, net of tax	40,776	(5,919)	4,215
Fair value change of derivatives, net of tax	(1,892)	410	810
Other comprehensive income (loss), net of tax	36,594	12,920	(8,283)
Comprehensive (loss) income	(292,250)	(256,454)	53,930
Comprehensive loss attributable to noncontrolling interests	6,127	694	5,795
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(286,123)	$(255,760)	$59,725
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$248,010	$438,438
Accounts receivable, net	317,469	379,564
Tooling receivable, net	88,900	82,150
Inventories	158,075	143,742
Prepaid expenses	26,313	29,748
Income tax receivable and refundable credits	82,813	85,977
Other current assets	73,317	100,110
Total current assets	994,897	1,259,729
Property, plant and equipment, net	784,348	892,309
Operating lease right-of-use assets, net	111,052	109,795
Goodwill	142,282	142,250
Intangible assets, net	60,375	67,679
Deferred tax assets	27,805	66,111
Other assets	105,734	74,071
Total assets	$2,226,493	$2,611,944

Liabilities and Equity
Current liabilities:
Debt payable within one year	$56,111	$40,731
Accounts payable	348,133	385,284
Payroll liabilities	69,353	112,727
Accrued liabilities	101,466	110,827
Current operating lease liabilities	22,552	21,711
Total current liabilities	597,615	671,280
Long-term debt	980,604	982,760
Pension benefits	129,880	152,230
Postretirement benefits other than pensions	43,498	49,613
Long-term operating lease liabilities	92,760	90,517
Deferred tax liabilities	8,414	8,638
Other liabilities	42,362	32,795
Total liabilities	1,895,133	1,987,833
7% Cumulative participating convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,057,788 shares issued and 16,991,979 outstanding as of December 31, 2021 and 18,962,894 shares issued and 16,897,085 outstanding as of December 31, 2020	17	17
Additional paid-in capital	504,497	498,719
Retained earnings	25,553	350,270
Accumulated other comprehensive loss	(205,184)	(241,896)
Total Cooper-Standard Holdings Inc. equity	324,883	607,110
Noncontrolling interests	6,477	17,001
Total equity	331,360	624,111
Total liabilities and equity	$2,226,493	$2,611,944
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2018	17,554,737	$17	$501,511	$569,215	$(245,937)	$824,806	$26,669	$851,475
Cumulative effect of change in accounting principle	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Repurchase of common stock	(817,954)	—	(21,459)	(14,478)	—	(35,937)	—	(35,937)
Share-based compensation, net	105,974	—	9,101	(211)	—	8,890	—	8,890
Purchase of noncontrolling interest	—	—	1,298	—	—	1,298	(6,057)	(4,759)
Contribution from noncontrolling interests	—	—	—	—	—	—	6,048	6,048
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(1,058)	(1,058)
Net income (loss) for 2019	—	—	—	67,529	—	67,529	(5,316)	62,213
Other comprehensive loss	—	—	—	—	(7,804)	(7,804)	(479)	(8,283)
Balance as of December 31, 2019	16,842,757	17	490,451	619,448	(253,741)	856,175	19,807	875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	54,328	—	8,268	—	—	8,268	—	8,268
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(2,112)	(2,112)
Net loss for 2020	—	—	—	(267,605)	—	(267,605)	(1,769)	(269,374)
Other comprehensive income	—	—	—	—	11,845	11,845	1,075	12,920
Balance as of December 31, 2020	16,897,085	17	498,719	350,270	(241,896)	607,110	17,001	624,111
Share-based compensation, net	94,894	—	5,778	—	—	5,778	—	5,778
Purchase of noncontrolling interest	—	—	—	(1,882)	—	(1,882)	(4,397)	(6,279)
Net loss for 2021	—	—	—	(322,835)	—	(322,835)	(6,009)	(328,844)
Other comprehensive income (loss)	—	—	—	—	36,712	36,712	(118)	36,594
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net (loss) income	$(328,844)	$(269,374)	$62,213
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	131,661	142,618	133,987
Amortization of intangibles	7,347	11,611	17,966
Gain on sale of business, net	(696)	(2,834)	(191,571)
Impairment charges	25,609	104,363	23,139
Pension settlement charges	1,279	184	15,819
Share-based compensation expense	5,574	10,435	11,865
Equity in earnings, net of dividends related to earnings	4,872	6,847	(1,587)
Deferred income taxes	35,756	(8,722)	15,874
Other	3,222	5,232	5,230
Changes in operating assets and liabilities:
Accounts and tooling receivable	52,677	94,125	(26,534)
Inventories	(18,527)	(15,236)	29,430
Prepaid expenses	2,951	2,099	(150)
Income tax receivable and refundable credits	2,221	(52,374)	(3,620)
Accounts payable	(25,501)	(18,370)	(14,643)
Payroll and accrued liabilities	(45,392)	40,413	(1,258)
Other	30,281	(66,951)	21,537
Net cash (used in) provided by operating activities	(115,510)	(15,934)	97,697
Investing activities:
Capital expenditures	(96,107)	(91,794)	(164,466)
Proceeds from sale of business, net of cash divested	—	(17,006)	243,362
Acquisition of businesses, net of cash acquired	—	—	(452)
Proceeds from sale of fixed assets and other	4,845	1,920	5,586
Net cash (used in) provided by investing activities	(91,262)	(106,880)	84,030
Financing activities:
Proceeds from issuance of long-term debt, net of discount	—	245,000	—
Principal payments on long-term debt	(5,533)	(6,192)	(4,494)
Increase (decrease) in short-term debt, net	14,935	(22,372)	(40,406)
Debt issuance costs	—	(7,249)	—
Purchase of noncontrolling interest	(6,279)	—	(4,797)
Repurchase of common stock	—	—	(36,550)
Taxes withheld and paid on employees' share-based payment awards	(799)	(544)	(2,787)
Contribution from noncontrolling interests and other	885	(928)	5,042
Net cash provided by (used in) financing activities	3,209	207,715	(83,992)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	11,113	(3,065)	(3,392)
Changes in cash, cash equivalents and restricted cash	(192,450)	81,836	94,343
Cash, cash equivalents and restricted cash at beginning of period	443,578	361,742	267,399
Cash, cash equivalents and restricted cash at end of period	$251,128	$443,578	$361,742
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$248,010	$438,438	$359,536
Restricted cash included in other current assets	961	4,089	12
Restricted cash included in other assets	2,157	1,051	2,194
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$251,128	$443,578	$361,742
Supplemental Disclosure:
Cash paid for interest	$73,221	$55,685	$47,580
Cash paid for income taxes, net of refunds	6,741	1,679	23,599
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
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of fluid transfer systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 74 manufacturing locations and 55 design, engineering, administrative and logistics locations in 21 countries around the world.
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
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $20,313 and $7,100 as of December 31, 2021 and 2020, respectively. The increase primarily related to bankruptcy proceedings of a divested joint venture. See Note 4. “Acquisition and Divestitures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Advertising Expense – Expenses incurred for advertising are generally expensed when incurred. Advertising expense was $443, $425 and $711 for the years ended December 31, 2021, 2020 and 2019, respectively.
Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2021	2020
Finished goods	$43,186	$39,136
Work in process	37,045	35,477
Raw materials and supplies	77,844	69,129
	$158,075	$143,742
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
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $4,266 and $5,131 as of December 31, 2021 and 2020, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2021 and 2020 was $88,900 and $82,150, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $18,297 and $15,219 as of December 31, 2021 and 2020, respectively.
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
In the fourth quarter of 2021, the Company completed a quantitative goodwill impairment assessment, and after evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert quantitatively that the estimated fair value of the North America and Industrial Specialty Group reporting units remained in excess of their carrying values. However, the estimated fair value of the Europe reporting unit did not exceed its carrying value. As a result, the Company recorded an impairment for the Europe reporting unit. See Note 9. “Goodwill and Intangible Assets”.
In the fourth quarter of 2020, the Company completed a quantitative goodwill impairment assessment, and no impairment was identified as a result of completing the goodwill impairment test.
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
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $89,956, $101,607 and $114,854 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2021, which did not have a material impact on its consolidated financial statements:

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
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncement summarized as follows, which is not expected to have a material impact on its consolidated finance statements or disclosures:

Standard	Description	Effective Date
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance	Requires new annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model.	January 1, 2022
4. Acquisition and Divestitures
LS Mtron Automotive Parts Acquisition
In the fourth quarter of 2018, the Company acquired 80.1% of LS Mtron Ltd.’s South Korean automotive parts business. The acquisition agreement included an option for LS Mtron Ltd. to sell its remaining 19.9% noncontrolling interest to the Company, beginning three years from the acquisition date. In the fourth quarter of 2021, LS Mtron Ltd. exercised its option, requiring the Company to purchase the remaining 19.9% interest. As a result, the Company paid $6,279 to LS Mtron Ltd. in the fourth quarter of 2021 and subsequently owns 100% of the business.
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
On July 1, 2020, the Company completed the divestiture of its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations, to Mutares SE & Co. KGaA (“Mutares”). The transaction included payment denominated in Euro of €9,000, which consisted of €6,500 in cash paid and €2,500 in deferred payment obligations, which was settled in December 2021.
Upon finalizing the sale in the third quarter of 2020 and including subsequent adjustments in the fourth quarter of 2020, the Company recorded a net gain on deconsolidation of the businesses of $353 during the year ended December 31, 2020. During the year ended December 31, 2021, the Company recorded subsequent adjustments resulting in a net gain of $696.

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
2019 Divestiture
During the first quarter of 2019 and in prior periods, the Company also operated an AVS product line. On April 1, 2019, the Company completed its sale of the AVS product line to Continental AG. The total sale price of the transaction was $265,000, subject to certain adjustments. Cash proceeds received in 2019 were $243,362 after adjusting for certain liabilities assumed by the purchaser. The Company recognized a gain on the divestiture of $191,571 during the year ended December 31, 2019. In 2020, the Company finalized adjustments to the gain recorded in 2019 by recording an additional gain on divestiture of $1,147, primarily due to working capital adjustments.
Subsequent Event
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the joint venture governing document. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective January 1, 2022, the joint venture will be deconsolidated and accounted for as an investment under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
5. Revenue
The passenger and light duty group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Revenue by customer group for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,119,736	$496,169	$455,445	$61,683	$—	$2,133,033
Commercial	14,092	21,417	2,855	30	5,165	43,559
Other	14,429	659	6	—	138,505	153,599
Revenue	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
Revenue by customer group for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,110,294	$554,349	$463,586	$60,676	$—	$2,188,905
Commercial	11,291	18,134	4,338	22	3,731	37,516
Other	19,783	14,256	118	56	114,805	149,018
Revenue	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
Revenue by customer group for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,504,136	$765,766	$503,676	$94,310	$5	$2,867,893
Commercial	17,784	28,068	73	114	1,213	47,252
Other	21,925	32,501	204	111	138,514	193,255
Revenue	$1,543,845	$826,335	$503,953	$94,535	$139,732	$3,108,400
Substantially all the Company’s revenues are generated from sealing, fuel and brake delivery, fluid transfer and anti-vibration systems for use in passenger vehicles and light trucks manufactured by global OEMs. On April 1, 2019, the Company completed the divestiture of its AVS product line. See Note 4. “Acquisition and Divestitures” for additional information.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Anti-Vibration Systems (Divested on April 1, 2019)	Control and isolate vibration and noise in the vehicle to improve ride and handling

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$425,388	$406,677	$287,117	$46,748	$—	$1,165,930
Fuel and brake delivery systems	364,309	94,751	107,137	9,789	—	575,986
Fluid transfer systems	358,560	16,817	64,052	5,176	—	444,605
Other	—	—	—	—	143,670	143,670
Consolidated	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
Revenue by product line for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$433,291	$438,012	$298,028	$39,354	$—	$1,208,685
Fuel and brake delivery systems	371,397	95,516	110,403	16,968	—	594,284
Fluid transfer systems	336,680	41,102	59,611	4,432	—	441,825
Other	—	12,109	—	—	118,536	130,645
Consolidated	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
Revenue by product line for the year ended December 31, 2019 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$553,901	$563,529	$334,056	$69,111	$—	$1,520,597
Fuel and brake delivery systems	479,962	124,803	112,253	23,871	—	740,889
Fluid transfer systems	453,064	87,375	56,180	1,553	—	598,172
Anti-vibration systems	56,457	20,807	1,464	—	—	78,728
Other	461	29,821	—	—	139,732	170,014
Consolidated	$1,543,845	$826,335	$503,953	$94,535	$139,732	$3,108,400
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Changes during the year ended December 31, 2021 were not materially impacted by any other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract (liabilities) assets consisted of the following:

	December 31, 2021	December 31, 2020	Change
Contract assets	$—	$777	$(777)
Contract liabilities	(143)	(27)	(116)
Net contract (liabilities) assets	$(143)	$750	$(893)
Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of December 31, 2021 and December 31, 2020 were current liabilities of $12,045 and $16,932, respectively, and long-term liabilities of $7,214 and $6,828, respectively.
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
Restructuring expense by segment for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
North America	$5,710	$16,499	$10,831
Europe	27,986	14,573	23,525
Asia Pacific	2,013	4,773	6,781
South America	580	2,129	37
Total Automotive	36,289	37,974	41,174
Corporate and other	661	1,508	9,928
Total	$36,950	$39,482	$51,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for all restructuring initiatives for the years ended December 31, 2021 and 2020 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2019	$22,990	$4,005	$26,995
Expense	17,926	21,556	39,482
Cash payments	(25,261)	(15,071)	(40,332)
Non-cash fixed asset and intangible impairments included in expense	—	(2,558)	(2,558)
Foreign exchange translation and other	(626)	474	(152)
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Expense	32,000	4,950	36,950
Cash payments	(24,820)	(7,952)	(32,772)
Non-cash fixed asset impairments included in expense	—	(214)	(214)
Foreign exchange translation and other	(1,252)	437	(815)
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Restructuring expense for the year ended December 31, 2021 includes expenses incurred due to the termination of contracts by a customer in the South America region and offsetting expense due to cost recoveries from this customer to reimburse the severance costs for the Company’s employees and also obsolete inventories. Other exit costs for the year ended December 31, 2021 include non-cash fixed asset impairment charges related to closed facilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$31,912	$32,053	$33,360
Short-term lease expense	6,736	5,069	3,557
Variable lease expense	907	942	1,619
Finance lease expense:
Amortization of right-of-use assets	2,102	2,564	2,550
Interest on lease liabilities	1,444	1,551	1,438
Total lease expense	$43,101	$42,179	$42,524
The Company recorded impairment charges of $647 due to the deterioration of financial results at a certain location in North America during the year ended December 31, 2020. The fair value was determined using estimated market rate for the leased right-of-use asset. Additionally, the Company recorded sublease income of $256 and $374 for the years ended December 31, 2021 and 2020, respectively.
Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,402	$30,830	$34,235
Operating cash flows for finance leases	1,440	1,563	1,438
Financing cash flows for finance leases	2,133	2,081	1,284
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	25,010	50,663	11,143
Finance leases	644	549	22,671

Weighted Average Remaining Lease Term (in years)
Operating leases	7.5	8.0	5.2
Finance leases	9.7	10.5	11.3

Weighted Average Discount Rate
Operating leases	5.9%	5.4%	4.7%
Finance leases	5.8%	5.7%	6.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Year	Operating Leases	Finance Leases
2022	$28,267	$3,281
2023	23,948	3,207
2024	17,492	3,445
2025	14,722	3,494
2026	11,076	3,206
Thereafter	48,879	17,343
Total future minimum lease payments	144,384	33,976
Less imputed interest	(29,072)	(8,233)
Total	$115,312	$25,743
Amounts recognized on the consolidated balance sheets as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets, net	$111,052	$109,795
Current operating lease liabilities	22,552	21,711
Long-term operating lease liabilities	92,760	90,517

Finance Leases
Debt payable within one year	2,153	2,300
Long-term debt	23,590	26,152
As of December 31, 2021 and December 31, 2020, assets recorded under finance leases, net of accumulated depreciation were $25,690 and $30,847, respectively. As of December 31, 2021, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1,282. These operating leases will commence in 2022 with lease terms up to nine years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2021	2020	Useful Lives
Land and improvements	$44,495	$61,226	10 to 25 years
Buildings and improvements	285,240	298,431	10 to 40 years
Machinery and equipment	1,269,330	1,277,624	5 to 10 years
Construction in progress	80,868	96,706
	$1,679,933	$1,733,987
Accumulated depreciation	(895,585)	(841,678)
Property, plant and equipment, net	$784,348	$892,309
The Company recorded impairment charges of $20,118 related to machinery and equipment and $1,775 related to a leased building, due to recent operating performance in certain locations in North America, Europe, and Asia Pacific for the year ended December 31, 2021. The fair value of owned buildings was determined using a sales comparison approach or the cost approach while the fair value of leased buildings was determined using a discounted cash flow approach. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded impairment charges of $3,326 due to equipment no longer being utilized, primarily in certain North America and Europe locations, for the year ended December 31, 2021. The fair value was determined using estimated salvage value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
For the year ended December 31, 2020, the Company recorded impairment charges of $13,084 due to the deterioration of financial results at certain locations in North America, Europe, and Asia Pacific. The fair value of buildings was determined using a value-in-exchange cost method while the fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded impairment charges of $4,162 related to equipment no longer being utilized at certain locations in Europe, Asia Pacific, and Corporate and other for the year ended December 31, 2020. The fair value of equipment was determined using estimated salvage value, which was deemed the highest and best use of the assets.
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
A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2021	2020	2019
North America	$8,479	$947	$—
Europe	9,179	11,938	9,943
Asia Pacific	7,071	4,080	13,146
Total Automotive	24,729	16,965	23,089
Corporate and other	490	281	50
Total	$25,219	$17,246	$23,139
Subsequent Event
In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities. Based on the sales price, the Company expects to record a gain on the sales transaction of approximately $34,000 to $37,000. The Company expects the transaction to close in the second quarter of 2022.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2021 and 2020 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2019	$142,187	$—	$142,187
Change in organizational structure	(14,036)	14,036	—
Foreign exchange translation	63	—	63
Balance as of December 31, 2020	$128,214	$14,036	$142,250
Foreign exchange translation	32	—	32
Balance as of December 31, 2021	$128,246	$14,036	$142,282
The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2021. Prior to the analysis, the Company recorded additional goodwill in the second quarter of 2021 as a result of purchasing a supplier in its Europe reporting unit for an immaterial purchase consideration. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The annual impairment analysis resulted in no impairment for the North America and Industrial Specialty Group reporting units. However, as a result of recent operating performance, the Company recorded an impairment on goodwill that was recognized in the second quarter of 2021 for the Europe reporting unit of $390.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s organizational structure changed on January 1, 2020. Prior to this change in organizational structure, the Company’s North America operating segment was the only reporting unit in which goodwill was recorded. As a result of the change in organizational structure, a portion of the goodwill that was previously attributable to the North America reporting unit was reallocated to the Industrial Specialty Group reporting unit based on the relative fair value approach. The Industrial Specialty Group reporting unit is a component of the Advanced Technology Group operating segment, which is reflected in “Corporate, eliminations and other”.
The change in organizational structure of the business represented a triggering event to test goodwill for impairment as of January 1, 2020. No impairment was identified as a result of completing the goodwill impairment test. The Company's annual goodwill impairment analysis during the fourth quarter resulted in no impairment for 2020.
The Company's annual goodwill impairment analysis resulted in no impairment for 2019.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2021 and 2020 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$154,767	$(126,626)	$28,141
Other	44,955	(12,721)	32,234
Balance as of December 31, 2021	$199,722	$(139,347)	$60,375

Customer relationships	$155,409	$(122,657)	$32,752
Other	44,826	(9,899)	34,927
Balance as of December 31, 2020	$200,235	$(132,556)	$67,679

Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2022	$7,320
2023	7,315
2024	7,052
2025	6,609
2026	4,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
10. Debt
A summary of outstanding debt as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Senior Notes	$396,544	$395,829
Senior Secured Notes	241,683	239,567
Term Loan Facility	321,212	323,636
Finance Leases	25,743	28,452
Other borrowings	51,533	36,007
Total debt	1,036,715	1,023,491
Less current portion	(56,111)	(40,731)
Total long-term debt	$980,604	$982,760

The principal maturities of debt, at nominal value, as of December 31, 2021 are as follows:

Year	Debt and Finance Lease Obligations
2022	$57,578
2023	322,171
2024	252,692
2025	2,687
2026	402,432
Thereafter	12,716
Total	$1,050,276
The weighted average interest rate of our short-term debt was 3.9% as of December 31, 2021 and 4.1% as of December 31, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company paid approximately $7,055 of debt issuance costs in connection with the transaction. The debt issuance costs are being amortized into interest expense over the term of the Senior Notes. As of December 31, 2021 and 2020, the Company had $3,456 and $4,171, respectively, of unamortized debt issuance costs related to the Senior Notes, which is classified as a discount in the consolidated balance sheet.
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
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2021 and 2020, the Company had $4,594 and $5,828, respectively, of unamortized debt issuance costs and $3,723 and $4,605, respectively, of unamortized original issue discount related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base was $169,687. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,210 of outstanding letters of credit, the Company effectively had $147,508 available for borrowing under its ABL facility.
As of December 31, 2021, there were no obligations outstanding under the ABL Facility.
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
Debt Issuance Costs. As of December 31, 2021 and 2020, the Company had $782 and $1,029, respectively, of unamortized debt issuance costs related to the ABL Facility.
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
Debt Issuance Costs. As of December 31, 2021 and 2020, the Company had $1,087 and $1,680, respectively, of unamortized debt issuance costs and $701 and $1,084, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all covenants of the ABL Facility, Term Loan Facility, Senior Notes, and Senior Secured Notes, as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Other
Other borrowings as of December 31, 2021 and 2020 reflect borrowings under local bank lines classified in debt payable within one year on the consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2021 and 2020, was as follows:

	December 31, 2021	December 31, 2020	Input
Forward foreign exchange contracts - other current assets	$647	$1,826	Level 2
Forward foreign exchange contracts - accrued liabilities	$(1,535)	$(750)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, Note 4. “Acquisition and Divestitures”, Note 8. “Property, Plant and Equipment.” and Note 9. “Goodwill and Intangible Assets”.
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes, and Term Loan Facility were as follows:

	December 31, 2021	December 31, 2020
Aggregate fair value	$899,909	$965,052
Aggregate carrying value (1)	$973,000	$976,400
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
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies other than the Euro, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2021 and 2020, the notional amount of these contracts was $136,103 and $97,503, respectively, and consisted of hedges of transactions up to December 2022.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2021	2020
Forward foreign exchange contracts	$(545)	$(6,280)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain (Loss) Reclassified from AOCI to Income
		Year Ended December 31,
	Classification	2021	2020
Forward foreign exchange contracts	Cost of products sold	$1,432	$(6,945)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2021	December 31, 2020
Off-balance sheet arrangements	$52,743	$85,108
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2021	2020
Accounts receivable factored	$366,878	$476,405

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2021	2020	2019
Costs	$528	$776	$1,007
As of December 31, 2021 and 2020, cash collections on behalf of the Factor that had yet to be remitted were $673 and $1,786, respectively, and are reflected in other current assets as restricted cash in the consolidated balance sheet.
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
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $12,809, $13,537 and $14,514 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$271,397	$195,407	$255,935	$184,364
Service cost	891	3,345	853	3,992
Interest cost	6,516	2,558	8,132	3,200
Net actuarial (gain) loss	(8,589)	(12,976)	19,755	8,704
Benefits paid	(13,107)	(5,324)	(13,278)	(6,925)
Foreign exchange translation	—	(9,610)	—	11,582
Settlements	—	(8,210)	—	(5,170)
Divestiture	—	—	—	(4,392)
Other	—	(233)	—	52
Projected benefit obligations at end of period	$257,108	$164,957	$271,397	$195,407

Change in plan assets:
Fair value of plan assets at beginning of period	$267,343	$54,548	$244,613	$54,806
Actual return on plan assets	18,175	1,280	34,971	5,313
Employer contributions	1,037	5,526	1,037	5,673
Benefits paid	(13,107)	(5,324)	(13,278)	(6,925)
Foreign exchange translation	—	225	—	940
Settlements	—	(8,210)	—	(5,170)
Divestiture	—	—	—	(108)
Other	—	2	—	19
Fair value of plan assets at end of period	$273,448	$48,047	$267,343	$54,548

Funded status of the plans	$16,340	$(116,910)	$(4,054)	$(140,859)

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$29,804	$4,245	$10,513	$1,921
Accrued liabilities	(1,018)	(3,721)	(1,020)	(4,097)
Pension benefits (long term)	(12,446)	(117,434)	(13,547)	(138,683)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$(56)	$(185)	$(76)	$(497)
Actuarial losses	(43,574)	(33,742)	(57,731)	(53,657)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets are amortized over future periods.
The accumulated benefit obligation for all domestic and international defined benefit pension plans was $257,108 and $158,074 as of December 31, 2021 and $271,397 and $186,652 as of December 31, 2020, respectively. As of December 31, 2021, the fair value of plan assets for three of the Company’s defined benefit plans exceeded the projected benefit obligations of $270,296 by $34,049.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$891	$3,345	$853	$3,992	$809	$3,893
Interest cost	6,516	2,558	8,132	3,200	10,955	4,037
Expected return on plan assets	(14,257)	(1,320)	(13,683)	(2,415)	(16,353)	(2,400)
Amortization of prior service cost and actuarial loss	1,670	2,635	1,940	3,478	2,914	2,373
Settlements	—	1,279	—	184	15,247	572
Other	—	118	—	(11)	—	956
Net periodic benefit (income) cost	$(5,180)	$8,615	$(2,758)	$8,428	$13,572	$9,431
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 were as follows:

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.84%	1.83%	2.48%	1.36%
Rate of compensation increase	N/A	1.44%	N/A	1.23%
Cash balance interest credit rate	4.50%	N/A	4.50%	N/A
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.48%	1.63%	3.28%	2.33%	4.25%	2.40%
Expected return on plan assets	5.50%	2.48%	5.75%	3.73%	6.50%	4.63%
Rate of compensation increase	N/A	1.99%	N/A	3.99%	N/A	3.31%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2021 and 2020 was as follows:

2021	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$1,231	$11,586	$—	$12,817
Equity funds measured at net asset value	—	—	41,032	41,032
Bond funds	—	36,133	—	36,133
Bond funds measured at net asset value	—	—	210,492	210,492
Real estate measured at net asset value	—	—	11,270	11,270
Cash and cash equivalents	9,751	—	—	9,751
Total	$10,982	$47,719	$262,794	$321,495

2020	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$18,218	$16,647	$—	$34,865
Equity funds measured at net asset value	—	—	117,309	117,309
Bond funds	—	37,901	—	37,901
Bond funds measured at net asset value	—	—	104,880	104,880
Real estate measured at net asset value	—	—	25,070	25,070
Cash and cash equivalents	1,866	—	—	1,866
Total	$20,084	$54,548	$247,259	$321,891
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2021 and December 31, 2020.
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2022	$16,902	$5,785	$22,687
2023	16,482	6,069	22,551
2024	15,497	21,944	37,441
2025	15,275	7,325	22,600
2026	16,092	7,165	23,257
2027 - 2031	74,195	40,825	115,020
Contributions
The Company estimates it will make minimum funding cash contributions of approximately $1,000 to its U.S. pension plans and minimum funding cash contributions of approximately $4,100 to its non-U.S. pension plans in 2022.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$23,419	$27,032	$22,436	$23,949
Service cost	105	357	103	404
Interest cost	531	701	680	726
Net actuarial (gain) loss	(1,717)	(5,065)	1,603	2,221
Benefits paid	(1,127)	(716)	(1,403)	(663)
Foreign currency exchange rate effect	—	167	—	395
Benefit obligation at end of year	$21,211	$22,476	$23,419	$27,032

Funded status of the plan	$(21,211)	$(22,476)	$(23,419)	$(27,032)

Net amount recognized as of December 31	$(21,211)	$(22,476)	$(23,419)	$(27,032)

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,576)	$(766)	$(1,648)	$(968)
Postretirement benefits other than pension (long term)	(19,635)	(21,710)	(21,771)	(26,064)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial gains (losses)	$11,339	$(3,760)	$11,018	$(9,563)
The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$105	$357	$103	$404	$118	$397
Interest cost	531	701	680	726	864	752
Amortization of prior service credit and recognized actuarial (gain) loss	(1,396)	752	(1,930)	448	(2,441)	320
Other	—	—	—	—	—	48
Net periodic benefit (income) cost	$(760)	$1,810	$(1,147)	$1,578	$(1,459)	$1,517
During the year ended December 31, 2019, the Company recognized a gain of $3,452 for the U.S. plan and a net charge of $453 for the Non-U.S. plan, related to settlements and curtailments due to the divestiture of the Company’s AVS product line. See Note 4. “Acquisition and Divestitures.” The amounts are recorded in gain on sale of business, net in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 were as follows:

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.75%	3.05%	2.35%	2.65%
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.35%	2.65%	3.15%	3.05%	4.20%	3.65%
The assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2021 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.19%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	N/A
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

	U.S.	Non-U.S.	Total
2022	$1,598	$778	$2,376
2023	1,597	777	2,374
2024	1,569	812	2,381
2025	1,542	825	2,367
2026	1,509	846	2,355
2027 - 2031	6,766	4,631	11,397
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $2,153 and $1,778 as of December 31, 2021 and 2020, respectively, for termination indemnity plans in Europe.
15. Other Expense, net
The components of other expense, net were as follows:

	Year Ended December 31,
	2021	2020	2019
Foreign currency losses	$(6,887)	$(1,429)	$(3,022)
Components of net periodic benefit income (cost) other than service cost	1,610	(576)	(1,069)
Factoring costs	(528)	(776)	(1,007)
Miscellaneous income	963	201	838
Other expense, net	$(4,842)	$(2,580)	$(4,260)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
16. Income Taxes
Components of the Company’s (loss) income before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(142,883)	$(235,574)	$53,425
Foreign	(146,569)	(94,647)	44,877
	$(289,452)	$(330,221)	$98,302
The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$5,158	$(65,565)	$(227)
State	68	(196)	(171)
Foreign	(1,590)	13,636	20,613

Deferred
Federal	12,217	(15,060)	4,405
State	(484)	1,297	(767)
Foreign	24,023	5,041	12,236
	$39,392	$(60,847)	$36,089
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at U.S. statutory rate	$(60,785)	$(69,346)	$20,643
State and local taxes	(3,276)	(4,933)	209
Tax credits and incentives	(7,634)	(5,750)	(8,034)
Changes in tax law, other	(361)	352	2,909
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	—	(1,046)	1,102
Effect of foreign tax rates	(13,525)	(15,432)	(1,656)
Nonrecurring permanent items	(3,710)	(3,069)	(5,250)
CARES Act	—	(27,844)	—
Foreign branch	1,641	(1,215)	(2,258)
Stock compensation (ASU 2016-09)	1,257	1,640	1,596
Non deductible expenses	6,618	9,335	2,820
Tax reserves/audit settlements	(5,043)	1,071	(206)
Valuation allowance	124,228	51,609	24,625
Other, net	(18)	3,781	(411)
Income tax expense (benefit)	$39,392	$(60,847)	$36,089
Effective income tax rate	(13.6)%	18.4%	36.7%
In the first quarter of 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act allows net operating losses generated by the Company to be carried back up to five years at the tax rates in effect during those periods, rather than carried forward at current federal tax rates of 21%. The Company recorded a $27,844 benefit for this CARES Act provision in the period ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Nonrecurring permanent items in 2021 relate to an intercompany legal entity sale. In 2020, nonrecurring permanent items were the result of the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operation, including a worthless security deduction and in 2019, a result of the sale of the AVS product line.
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets:
Pension, postretirement and other benefits	$40,026	$53,229
Capitalized expenditures	12,521	14,411
Net operating loss and tax credit carryforwards	275,222	215,980
Operating lease	27,934	26,160
All other items	61,785	53,290
Total deferred tax assets	417,488	363,070
Deferred tax liabilities:
Property, plant and equipment	(21,745)	(29,415)
Operating lease right-of-use	(26,863)	(26,160)
All other items	(14,506)	(15,597)
Total deferred tax liabilities	(63,114)	(71,172)
Valuation allowances	(334,983)	(234,425)
Net deferred tax assets	$19,391	$57,473
As of December 31, 2021, the Company’s U.S. and foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $639,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating losses aggregating $303,000, with expiration dates beginning in 2022. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $39,000 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $12,300 with expiration dates beginning in 2022.
As of December 31, 2021, the Company has consolidated deferred tax assets of $417,488 with valuation allowances of $334,983 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and certain foreign jurisdictions. The Company’s valuation allowance increased in 2021 primarily from current year losses generated in certain foreign jurisdictions as well as new valuation allowances established during 2021 in the U.S., France and Canada. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2021, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2021, the Company had $3,571 ($4,281 including interest and penalties) of total unrecognized tax benefits, of which $2,004 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2021	2020
Balance at beginning of period	$11,272	$10,123
Tax positions related to the current period
Gross additions	337	1,115
Gross reductions	—	—
Tax positions related to prior years
Gross additions	10	342
Gross reductions	(5,143)	—
Settlements	(2,905)	(232)
Lapses on statutes of limitations	—	(76)
Balance at end of period	$3,571	$11,272
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Internal Revenue Service has effectively settled the examination of the Company’s U.S. income tax returns from 2014 through 2018 during 2021. As a result, unrecognized tax benefits were either settled or released related to those tax years during 2021.
The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2014. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2017.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the completion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $1,359, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has liabilities of $710 and $1,277 recorded as of December 31, 2021 and 2020, respectively, for tax related interest and penalties on its consolidated balance sheet.

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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2021	2020	2019
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(322,835)	$(267,605)	$67,529

Basic weighted average shares of common stock outstanding	17,045,353	16,913,850	17,146,124
Dilutive effect of common stock equivalents	—	—	62,644
Diluted weighted average shares of common stock outstanding	17,045,353	16,913,850	17,208,768

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(18.94)	$(15.82)	$3.94

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(18.94)	$(15.82)	$3.92
Approximately 166,000 and 71,000 securities were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2021 and 2020, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the year ended December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
18. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2019	$(153,933)		$(100,160)		$352		$(253,741)
Other comprehensive income (loss) before reclassifications	15,708	(1)	(11,254)	(2)	(4,700)	(3)	(246)
Amounts reclassified from accumulated other comprehensive income (loss)	1,646		5,335	(4)	5,110	(5)	12,091
Balance as of December 31, 2020	(136,579)		(106,079)		762		(241,896)
Other comprehensive income (loss) before reclassifications	(2,316)	(1)	35,506	(2)	(843)	(3)	32,347
Amounts reclassified from accumulated other comprehensive income (loss)	144		5,270	(6)	(1,049)	(5)	4,365
Balance as of December 31, 2021	$(138,751)		$(65,303)		$(1,130)		$(205,184)
(1)Includes $(5,077) and $4,430 of other comprehensive income (loss) for the years ended December 31, 2021 and 2020, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.
(2)Net of tax benefit of $248 and $571 for the years ended December 31, 2021 and 2020, respectively.
(3)Net of tax expense (benefit) of $298 and $(1,580) for the years ended December 31, 2021 and 2020, respectively.
(4)Includes the effect of the amortization of actuarial losses of $3,851, settlement losses of $1,020, net losses of $744 related to the divestiture of certain businesses in Europe and India, and the amortization of prior service costs of $106, net of tax of $386.
(5)Net of tax expense (benefit) of $383 and $(1,835) for the years ended December 31, 2021 and 2020, respectively.
(6)Includes the effect of the amortization of actuarial losses of $3,484, net settlement losses of $1,291, net curtailment losses of $305, and the amortization of prior service costs of $205, net of tax of $15.
19. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2021, an aggregate of 19,057,788 shares of its common stock were issued, and 16,991,979 shares were outstanding.
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
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2021, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases during the years ended December 31, 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
20. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis. There are 1,453,092 shares of common stock authorized for awards granted under the current plan. Under previous plans, a total of 5,873,103 shares were authorized for awards. The plans provide for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units (“RSUs”), performance-vested restricted stock units (“PUs”), incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
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
Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2021	2020	2019
PUs	$(916)	$916	$277
RSUs	4,201	6,994	8,432
Stock options	2,289	2,525	3,156
Total	$5,574	$10,435	$11,865
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	741,419	$62.64
Granted	145,815	$35.74
Exercised	(13,811)	$25.19
Forfeited	(53,646)	$34.40
Expired	(19,758)	$91.56
Outstanding as of December 31, 2021	800,019	$59.57	5.1	$—
Exercisable as of December 31, 2021	518,479	$72.25	4.0	$—
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $16.46, $8.85 and $24.22, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021 and 2019 was $142 and $243, respectively. There were no stock options exercised during the year ended December 31, 2020.
As of December 31, 2021, unrecognized compensation expense for stock options amounted to $2,129. Such cost is expected to be recognized over a weighted average period of approximately 1.8 years.

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

	2021	2020	2019
Expected volatility	48.65% - 50.50%	33.74%	29.48% - 31.10%
Dividend yield	0.00%	0.00%	0.00%
Expected option life - years	6.0	6.0	6.0
Risk-free rate	0.6% - 0.9%	1.50%	1.8% - 2.5%
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.
Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2021 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2021	385,635	$54.10
Granted	87,513	$32.38
Vested	(199,473)	$46.62
Forfeited	(31,661)	$51.14
Non-vested as of December 31, 2021	242,014	$48.38
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $32.38, $17.62 and $66.12, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $9,299, $7,786 and $9,859, respectively.
As of December 31, 2021, unrecognized compensation expense for restricted stock and restricted stock units amounted to $2,223. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2021 was as follows:

	Stock Settled Performance Units	Cash Settled Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2021	131,751	126,489	$51.45
Granted	—	94,856	$39.70
Vested at 0% payout	(43,038)	(602)	$111.45
Forfeited	(7,703)	(31,857)	$46.81
Non-vested as of December 31, 2021	81,010	188,886	$51.19
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2021, 2020 and 2019 was $39.70, $10.10 and $78.41, respectively. The total fair value of PUs vested during the years ended December 31, 2021, 2020 and 2019 was $4,864, $5,243, and $5,450, respectively. Actual payout of units vested was 0% and no cash was paid to settle PUs during the years ended December 31, 2021 and 2020. Cash paid to settle PUs during the year ended December 31, 2019 was $3,345.
As of December 31, 2021, there was no unrecognized compensation expense for the PUs.
The fair value of the performance units is estimated using a Monte Carlo simulation. Expected volatility was calculated based on historical stock price volatility over the previous year. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the performance units. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation. The fair value of the performance units were estimated using the following assumptions:

	2021	2020
Expected volatility	99.40%	116.60%
Dividend yield	0.00%	0.00%
Risk-free rate	0.14%	0.10%

21. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2021, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2021 and 2020, the Company had $9,965 and $13,302, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. As of December 31, 2021, the Company had $5,375 of pre-tax recoveries remaining. Timing on realization of these remaining recoveries is dependent upon generation of federal tax liabilities eligible for offset.
22. Business Segments
The Company’s automotive business is organized in the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other. The Company’s principal products within each of the reportable segments are sealing, fuel and brake delivery, and fluid transfer systems.
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
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2021	2020	2019
Sales to external customers
North America	$1,148,257	$1,141,368	$1,543,845
Europe	518,245	586,739	826,335
Asia Pacific	458,306	468,042	503,953
South America	61,713	60,754	94,535
Total Automotive	2,186,521	2,256,903	2,968,668
Corporate, eliminations and other	143,670	118,536	139,732
Consolidated	$2,330,191	$2,375,439	$3,108,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2021	2020	2019
Intersegment sales
North America	$9,775	$12,267	$19,701
Europe	9,502	9,569	11,744
Asia Pacific	1,863	2,406	3,050
South America	15	72	193
Total Automotive	21,155	24,314	34,688
Corporate, eliminations and other	(21,155)	(24,314)	(34,688)
Consolidated	$—	$—	$—

Adjusted EBITDA
North America	$54,616	$90,638	$213,250
Europe	(49,599)	(39,004)	22,922
Asia Pacific	(16,756)	12,472	(27,497)
South America	(9,852)	(13,841)	(3,446)
Total Automotive	(21,591)	50,265	205,229
Corporate, eliminations and other	13,557	(14,588)	(3,621)
Consolidated	$(8,034)	$35,677	$201,608

Net interest expense
North America	$470	$504	$96
Europe	1,274	1,082	318
Asia Pacific	1,445	2,205	4,139
South America	362	225	3
Total Automotive	3,551	4,016	4,556
Corporate, eliminations and other	68,960	55,151	39,557
Consolidated	$72,511	$59,167	$44,113

Depreciation and amortization expense
North America	$54,779	$60,193	$62,604
Europe	32,655	36,707	38,572
Asia Pacific	32,426	31,789	31,881
South America	2,531	2,392	2,658
Total Automotive	122,391	131,081	135,715
Corporate, eliminations and other	16,617	23,148	16,238
Consolidated	$139,008	$154,229	$151,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2021	2020	2019
Capital expenditures
North America	$36,370	$30,921	$64,887
Europe	27,384	25,369	34,587
Asia Pacific	20,473	21,809	40,214
South America	3,959	2,476	7,340
Total Automotive	88,186	80,575	147,028
Corporate, eliminations and other	7,921	11,219	17,438
Consolidated	$96,107	$91,794	$164,466

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA	$(8,034)	$35,677	$201,608
Impairment charges	(25,609)	(103,887)	(23,139)
Restructuring charges	(36,950)	(39,482)	(51,102)
Pension settlement charges	(1,279)	(184)	(15,997)
Lease termination costs	(748)	(771)	(1,167)
Gain on sale of business, net	696	2,834	191,571
Project costs	—	(5,648)	(2,090)
Divested noncontrolling interest debt extinguishment	—	(3,595)	—
EBITDA	$(71,924)	$(115,056)	$299,684
Income tax (expense) benefit	(39,392)	60,847	(36,089)
Interest expense, net of interest income	(72,511)	(59,167)	(44,113)
Depreciation and amortization	(139,008)	(154,229)	(151,953)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(322,835)	$(267,605)	$67,529

	December 31,
	2021	2020
Segment assets
North America	$885,517	$907,652
Europe	372,097	465,031
Asia Pacific	510,524	587,610
South America	61,479	64,800
Total Automotive	1,829,617	2,025,093
Corporate, eliminations and other	396,876	586,851
Consolidated	$2,226,493	$2,611,944

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2021	2020	2019
Revenues
Mexico	$592,777	$578,790	$723,228
United States	539,528	518,497	729,866
China	371,811	364,207	355,667
Poland	168,357	191,530	270,197
Canada	116,854	125,729	188,652
Germany	116,509	114,221	151,441
France	94,334	97,289	159,859
Other	330,021	385,176	529,490
Consolidated	$2,330,191	$2,375,439	$3,108,400

		December 31,
		2021	2020
Property, plant and equipment, net
China		$182,298	$192,005
United States		161,780	188,246
Mexico		139,630	145,452
Poland		67,521	77,789
Germany		47,885	72,979
Canada		29,482	29,500
France		21,921	33,087
Other		133,831	153,251
Consolidated		$784,348	$892,309
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2021, 2020 and 2019 are as follows:

	2021 Percentage of Net Sales	2020 Percentage of Net Sales	2019 Percentage of Net Sales
Customer
Ford	24%	24%	25%
General Motors	17%	19%	18%
Stellantis (1)	14%	14%	17%
(1) 2019 and 2020 percentages include FCA and Groupe PSA

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period		Charged to Expenses		Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses
Year ended December 31, 2021	$7.1		16.4	(3)	(0.3)	(2.9)	$20.3
Year ended December 31, 2020	$10.7	(4)	0.7		0.5	(4.8)	$7.1
Year ended December 31, 2019	$5.6		5.5	(5)	(0.1)	(1.9)	$9.1
(1) Primarily foreign currency translation.
(2) Includes impact of divestitures.
(3) Includes $11.2 resulting from the bankruptcy proceedings of a divested joint venture.
(4) Includes $1.6 adjustment due to adoption of ASU 2016-13 as of January 1, 2020.
(5) Increase in 2019 relates to commercial settlements in China.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (6)	Deductions
Tax valuation allowance
Year ended December 31, 2021	$234.4	124.2	(7)	(23.6)	—		$335.0
Year ended December 31, 2020	$194.8	51.6	(8)	7.3	(19.3)	(9)	$234.4
Year ended December 31, 2019	$171.2	24.6	(10)	(1.0)	—		$194.8
(6) Includes foreign currency translation.
(7) Primarily related to 2021 losses with no benefit in the U.S. and certain foreign jurisdictions in addition to new valuation allowance in the U.S., France and Canada.
(8) Primarily related to 2020 losses with no benefit in certain foreign jurisdictions and U.S. states and new valuation allowances in foreign jurisdictions and U.S. states.
(9) Deductions a result of the divestiture of our European rubber, fluid transfer, and specialty sealing businesses as well as our Indian operations.
(10) Primarily related to 2019 losses with no benefit in certain foreign jurisdictions.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2022 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Corporate Governance.” The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 regarding executive and director compensation, Compensation Committee Interlocks and Insider Participation, and the Compensation Committee Report is incorporated by reference from the information in the 2022 Proxy Statement under the headings “Corporate Governance, Board and Committee Matters - Director Compensation,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Discussion and Analysis,” “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Compensation Committee Report” and “Proposal 2: Advisory Vote on Named Executive Officer Compensation - Executive Compensation.”
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Stock Ownership and Related Stockholder Matters.”
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 regarding transactions with related persons is incorporated by reference from the information in 2022 Proxy Statement under the heading “Transactions with Related Persons.” The information required by Item 13 regarding the independence of the Company’s directors is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Corporate Governance - Board of Directors - Independence of Directors.”
Item 14.        Principal Accounting Fees and Services
The information required under Item 14 is incorporated by reference from the information in the 2022 Proxy Statement under the heading “Fees and Services of Independent Registered Public Accounting Firm.”

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

4.3**	Description of Securities.

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

10.13*†
Amended and Restated Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.14*†
Letter Agreement between Jeffrey S. Edwards, Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc. dated October 1, 2012 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012).

Exhibit No.	Description of Exhibit
10.15*†
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

10.17*†
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

10.19*†
Form of 2015 Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).

10.20*†
Offer Letter between Jonathan P. Banas and Cooper-Standard Automotive Inc. dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on August 28, 2015).

10.21*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.22*†
Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.23*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Special Retention Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016).

10.24*†
Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.25*†
Cooper-Standard Automotive Inc. Long-Term Incentive Plan Amended and Restated effective as of May 18, 2017 (incorporated by reference to Exhibit 10.37 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.26*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.27*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

Exhibit No.	Description of Exhibit
10.28*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.42 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.29*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.30*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.31*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.32*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.33*†
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

10.35*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.36*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.37*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.38*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.39*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

Exhibit No.	Description of Exhibit
10.40*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.41*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.42*†
Supplementary Agreement to the Employment Contract of Juan Fernando de Miguel Posada, dated May 14, 2020, about the Cooper Standard European Salary Deferral Program (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020).

10.43*†
Separation Agreement by and between Cooper Standard Europe GmbH and Mr. Juan Fernando de Miguel Posada (incorporated by reference to Exhibit 10.61 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

10.44*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.45*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.46*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.47*†
Separation Agreement between Jeffrey DeBest, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. effective as of March 1, 2021 (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.48*†
Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Post-Effective Amendment No. 1 to Form S-8 filed on Form S-8POS on May 20, 2021).

10.49*†
Cooper-Standard Automotive Inc. Executive Severance Pay Plan, Amended and Restated as of June 9, 2021 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.50*†
Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2021(incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.51*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

10.52*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

Exhibit No.	Description of Exhibit

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH****	Inline XBRL Taxonomy Extension Schema Document

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104****	Cover Page Interactive Data File, formatted in Inline XBRL

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

COOPER-STANDARD HOLDINGS INC.

Date: February 18, 2022	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2022 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Rebecca L. McCabe	Chief Accounting Officer (Principal Accounting Officer)
Rebecca L. McCabe

/s/ David J. Mastrocola	Director
David J. Mastrocola

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freeland	Director
Richard J. Freeland

/s/ Adriana E. Macouzet-Flores	Director
Adriana E. Macouzet-Flores

/s/ Justin E. Mirro	Director
Justin E. Mirro

/s/ Christine M. Moore	Director
Christine M. Moore

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss