Form 10-Q
period 2022-03-31
Cooper-Standard Holdings Inc.
filed 2022-05-06
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, there were 17,062,869 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2022

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2022	2021
Sales	$612,984	$668,967
Cost of products sold	591,442	600,675
Gross profit	21,542	68,292
Selling, administration & engineering expenses	51,904	58,054
Gain on sale of business, net	—	(891)
Amortization of intangibles	1,746	1,772
Restructuring charges	7,831	21,047
Impairment charges	455	—
Operating loss	(40,394)	(11,690)
Interest expense, net of interest income	(18,177)	(17,784)
Equity in (losses) earnings of affiliates	(1,356)	786
Other expense, net	(1,211)	(5,089)
Loss before income taxes	(61,138)	(33,777)
Income tax expense	652	936
Net loss	(61,790)	(34,713)
Net loss attributable to noncontrolling interests	430	849
Net loss attributable to Cooper-Standard Holdings Inc.	$(61,360)	$(33,864)

Loss per share:
Basic	$(3.58)	$(2.00)
Diluted	$(3.58)	$(2.00)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(61,790)	$(34,713)
Other comprehensive income (loss):
Currency translation adjustment	8,365	(6,572)
Benefit plan liabilities adjustment, net of tax	984	2,739
Fair value change of derivatives, net of tax	2,431	(571)
Other comprehensive income (loss), net of tax	11,780	(4,404)
Comprehensive loss	(50,010)	(39,117)
Comprehensive loss attributable to noncontrolling interests	441	1,101
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(49,569)	$(38,016)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,911	$248,010
Accounts receivable, net	337,582	317,469
Tooling receivable, net	90,724	88,900
Inventories	196,921	158,075
Prepaid expenses	26,773	26,313
Income tax receivable and refundable credits	80,773	82,813
Other current assets	108,166	73,317
Total current assets	1,093,850	994,897
Property, plant and equipment, net	745,343	784,348
Operating lease right-of-use assets, net	106,561	111,052
Goodwill	142,337	142,282
Intangible assets, net	53,469	60,375
Other assets	141,576	133,539
Total assets	$2,283,136	$2,226,493

Liabilities and Equity
Current liabilities:
Debt payable within one year	$53,605	$56,111
Accounts payable	394,683	348,133
Payroll liabilities	82,989	69,353
Proceeds from deferred sale of fixed assets	49,911	—
Accrued liabilities	122,603	101,466
Current operating lease liabilities	21,470	22,552
Total current liabilities	725,261	597,615
Long-term debt	979,922	980,604
Pension benefits	126,915	129,880
Postretirement benefits other than pensions	43,413	43,498
Long-term operating lease liabilities	89,149	92,760
Other liabilities	47,696	50,776
Total liabilities	2,012,356	1,895,133
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,127,504 shares issued and 17,061,695 shares outstanding as of March 31, 2022, and 19,057,788 shares issued and 16,991,979 outstanding as of December 31, 2021	17	17
Additional paid-in capital	504,934	504,497
Retained (loss) earnings	(35,807)	25,553
Accumulated other comprehensive loss	(193,393)	(205,184)
Total Cooper-Standard Holdings Inc. equity	275,751	324,883
Noncontrolling interests	(4,971)	6,477
Total equity	270,780	331,360
Total liabilities and equity	$2,283,136	$2,226,493
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(61,790)	$(34,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,387	31,756
Amortization of intangibles	1,746	1,772
Gain on sale of business, net	—	(891)
Impairment charges	455	—
Share-based compensation expense	584	2,178
Equity in losses (earnings) of affiliates, net of dividends related to earnings	1,356	(786)
Deferred income taxes	(511)	(1,434)
Other	509	130
Changes in operating assets and liabilities	15,051	(5,096)
Net cash used in operating activities	(12,213)	(7,084)
Investing activities:
Capital expenditures	(32,314)	(38,617)
Proceeds from deferred sale of fixed assets	50,008	—
Proceeds from sale of fixed assets and other	2,377	2,363
Net cash provided by (used in) investing activities	20,071	(36,254)
Financing activities:
Principal payments on long-term debt	(1,429)	(1,797)
(Decrease) increase in short-term debt, net	(1,667)	3,429
Taxes withheld and paid on employees' share-based payment awards	(523)	(729)
Other	646	385
Net cash (used in) provided by financing activities	(2,973)	1,288
Effects of exchange rate changes on cash, cash equivalents and restricted cash	5,123	5,358
Changes in cash, cash equivalents and restricted cash	10,008	(36,692)
Cash, cash equivalents and restricted cash at beginning of period	251,128	443,578
Cash, cash equivalents and restricted cash at end of period	$261,136	$406,886

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$252,911	$248,010
Restricted cash included in other current assets	6,953	961
Restricted cash included in other assets	1,272	2,157
Total cash, cash equivalents and restricted cash	$261,136	$251,128
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2022 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. Deconsolidation and Divestiture
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the three months ended March 31, 2022, the Company recorded a loss of $2,257 , included in other expense, net in the condensed consolidated statements of operations.
2020 Divestiture
In the fourth quarter of 2019, management approved a plan to sell its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations. On July 1, 2020, the Company completed the divestiture to Mutares SE & Co. KGaA (“Mutares”). During the three months ended March 31, 2021, the Company recorded subsequent adjustments resulting in a net gain of $891.
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
Revenue by customer group for the three months ended March 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$314,587	$125,368	$103,404	$21,513	$—	$564,872
Commercial	3,674	5,923	347	6	1,657	11,607
Other	3,633	123	2	—	32,747	36,505
Revenue	$321,894	$131,414	$103,753	$21,519	$34,404	$612,984

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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended March 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$127,552	$105,134	$63,036	$16,110	$—	$311,832
Fuel and brake delivery systems	102,721	23,038	23,747	3,561	—	153,067
Fluid transfer systems	91,621	3,242	16,970	1,848	—	113,681
Other	—	—	—	—	34,404	34,404
Revenue	$321,894	$131,414	$103,753	$21,519	$34,404	$612,984
Revenue by product line for the three months ended March 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$121,175	$129,361	$69,673	$11,274	$—	$331,483
Fuel and brake delivery systems	112,656	30,790	28,369	2,865	—	174,680
Fluid transfer systems	105,205	5,625	16,183	1,347	—	128,360
Other	—	—	—	—	34,444	34,444
Revenue	$339,036	$165,776	$114,225	$15,486	$34,444	$668,967
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2022.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2022	December 31, 2021	Change
Contract assets	$8,564	$—	$8,564
Contract liabilities	(15)	(143)	128
Net contract assets (liabilities)	$8,549	$(143)	$8,692
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were current liabilities of $9,944 and $12,045, respectively, and long-term liabilities of $6,705 and $7,214, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring expense by segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
North America	$(439)	$2,363
Europe	8,431	16,397
Asia Pacific	(153)	369
South America	36	1,587
Total Automotive	7,875	20,716
Corporate and other	(44)	331
Total	$7,831	$21,047
Restructuring activity for the three months ended March 31, 2022 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Expense	4,148	3,683	7,831
Cash payments	(6,493)	(801)	(7,294)
Foreign exchange translation and other	(411)	530	119
Balance as of March 31, 2022	$18,201	$9,039	$27,240
Other exit costs for the three months ended March 31, 2022 included an immaterial gain on sale of fixed assets related to a closed facility in the Asia Pacific region.
5. Inventories
Inventories consist of the following:

	March 31, 2022	December 31, 2021
Finished goods	$54,555	$43,186
Work in process	48,422	37,045
Raw materials and supplies	93,944	77,844
	$196,921	$158,075

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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$7,386	$7,344
Short-term lease expense	911	1,640
Variable lease expense	288	248
Finance lease expense:
Amortization of right-of-use assets	492	546
Interest on lease liabilities	332	366
Total lease expense	$9,409	$10,144

Other information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,530	$7,346
Operating cash flows for finance leases	337	362
Financing cash flows for finance leases	579	652
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,319	2,932

Weighted Average Remaining Lease Term (in years)
Operating leases	7.5	7.6
Finance leases	9.5	10.4

Weighted Average Discount Rate
Operating leases	5.9%	5.4%
Finance leases	5.8%	5.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2022	$20,564	$2,299
2023	24,096	3,149
2024	18,032	3,393
2025	15,254	3,458
2026	11,302	3,186
Thereafter	49,389	17,242
Total future minimum lease payments	138,637	32,727
Less imputed interest	(28,018)	(7,909)
Total	$110,619	$24,818
Amounts recognized on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$106,561	$111,052
Current operating lease liabilities	21,470	22,552
Long-term operating lease liabilities	89,149	92,760

Finance Leases
Debt payable within one year	2,110	2,153
Long-term debt	22,708	23,590

As of March 31, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $24,754 and $25,690, respectively. As of March 31, 2022, the Company had one real estate lease that had not yet commenced with undiscounted lease payments of approximately $2,551. This lease is part of the sale-leaseback agreement on one of the Company’s European facilities. The lease commencement date was April 1, 2022, and the lease term is three years.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31, 2022	December 31, 2021
Land and improvements	$44,119	$44,495
Buildings and improvements	272,888	285,240
Machinery and equipment	1,259,431	1,269,330
Construction in progress	74,095	80,868
	1,650,533	1,679,933
Accumulated depreciation	(905,190)	(895,585)
Property, plant and equipment, net	$745,343	$784,348
During the three months ended March 31, 2022, the Company recorded impairment charges of $455 due to idle assets in Europe. The fair value was determined using salvage value.
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625.
In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities. The Company closed the transaction and received cash proceeds in the amount of $50,008 during the three months ended March 31, 2022. The sale-leaseback became effective on April 1, 2022. A corresponding accrued liability was recorded when proceeds

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
were received, which will be reduced when control transfers to the Company and a gain is recorded on April 1, 2022. The Company expects to record a gain on the sale transaction of approximately $32,500.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2022 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2021	$128,246	$14,036	$142,282
Foreign exchange translation	55	—	55
Balance as of March 31, 2022	$128,301	$14,036	$142,337
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2022.
Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$153,376	$(126,632)	$26,744
Other	39,441	(12,716)	26,725
Balance as of March 31, 2022	$192,817	$(139,348)	$53,469

Customer relationships	$154,767	$(126,626)	$28,141
Other	44,955	(12,721)	32,234
Balance as of December 31, 2021	$199,722	$(139,347)	$60,375
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of intangible assets (primarily land use rights) with net carrying value of $5,258.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Debt
A summary of outstanding debt as of March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Senior Notes	$396,723	$396,544
Senior Secured Notes	242,310	241,683
Term Loan	320,605	321,212
ABL Facility	—	—
Finance leases	24,818	25,743
Other borrowings	49,071	51,533
Total debt	1,033,527	1,036,715
Less current portion	(53,605)	(56,111)
Total long-term debt	$979,922	$980,604
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of March 31, 2022 and December 31, 2021, the Company had $3,277 and $3,456 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
13.0% Senior Secured Notes due 2024
In May 2020, the Company issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year.
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of March 31, 2022 and December 31, 2021, the Company had $4,236 and $4,594 of unamortized debt issuance costs, respectively, and $3,454 and $3,723 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of March 31, 2022 and December 31, 2021, the Company had $939 and $1,087 of unamortized debt issuance costs, respectively, and $606 and $701 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of March 31, 2022, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $164,941. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,769 of outstanding letters of credit, the Company effectively had $142,678 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As of March 31, 2022 and December 31, 2021, the Company had $720 and $782, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of March 31, 2022.
Other
Other borrowings as of March 31, 2022 and December 31, 2021 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021	Input
Forward foreign exchange contracts - other current assets	$2,686	$647	Level 2
Forward foreign exchange contracts - accrued liabilities	(1,208)	(1,535)	Level 2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Deconsolidation and Divestiture” and Note 7. “Property, Plant and Equipment.”
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	March 31, 2022	December 31, 2021
Aggregate fair value	$764,211	$899,909
Aggregate carrying value (1)	972,150	973,000
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2022 and December 31, 2021, the notional amount of these contracts was $96,913 and $136,103, respectively, and consisted of hedges of transactions up to December 2022.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2022	2021
Forward foreign exchange contracts	$2,411	$(548)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended March 31,
	2022	2021
Forward foreign exchange contracts	$43	$188

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

	March 31, 2022	December 31, 2021
Off-balance sheet arrangements	$55,271	$52,743
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2022	2021
Accounts receivable factored	$82,550	$117,271
Costs	125	154
As of March 31, 2022 and December 31, 2021, cash collections on behalf of the Factor that have yet to be remitted were $5,666 and $673, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.
12. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$193	$721	$223	$914
Interest cost	1,766	733	1,629	648
Expected return on plan assets	(2,323)	(254)	(3,564)	(334)
Amortization of prior service cost and actuarial loss	222	415	418	932
Net periodic benefit (income) cost	$(142)	$1,615	$(1,294)	$2,160

	Other Postretirement Benefits
	Three Months Ended March 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$22	$58	$26	$90
Interest cost	140	168	133	177
Amortization of prior service credit and actuarial (gain) loss	(394)	42	(349)	190
Net periodic benefit (income) cost	$(232)	$268	$(190)	$457

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
13. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2022	2021
Deconsolidation of joint venture (1)	$(2,257)	$—
Foreign currency gains (losses)	1,480	(5,264)
Components of net periodic benefit (cost) income other than service cost	(515)	120
Factoring costs	(125)	(154)
Miscellaneous income	206	209
Other expense, net	$(1,211)	$(5,089)
(1)Loss attributable to deconsolidation of joint venture investment in Asia Pacific, which required adjustment to fair value.
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
Income tax expense, loss before income taxes and the corresponding effective tax rate for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Income tax expense	$652	$936
Loss before income taxes	(61,138)	(33,777)
Effective tax rate	(1)%	(3)%
The effective tax rate for the three months ended March 31, 2022 is consistent with the effective tax rate for the three months ended March 31, 2021. Any differences are primarily due to the geographic mix of pre-tax losses and the inability to record a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions.
The income tax rate for the three months ended March 31, 2022 and 2021 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
In April 2022, subsequent to the end of the first quarter, the Company received $28,549 in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks. The Company expects to receive additional refunds of approximately $23,000 during the remainder of the second quarter of 2022.
The Company’s current and future provision for income taxes is impacted by changes in valuation allowances in the U.S. and certain foreign jurisdictions. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine, based on the weight of the evidence, if a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2022	2021
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(61,360)	$(33,864)

Basic weighted average shares of common stock outstanding	17,136,411	16,951,190
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares of common stock outstanding	17,136,411	16,951,190

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(3.58)	$(2.00)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(3.58)	$(2.00)
Securities excluded from the calculation of diluted loss per share were approximately 80,000 and 189,000 for the three months ended March 31, 2022 and 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2022		2021
Foreign currency translation adjustment
Balance at beginning of period	$(138,751)		$(136,579)
Other comprehensive income (loss) before reclassifications	8,670	(1)	(6,320)	(1)
Amounts reclassified from accumulated other comprehensive loss	(294)		—
Balance at end of period	$(130,375)		$(142,899)
Benefit plan liabilities
Balance at beginning of period	$(65,303)		$(106,079)
Other comprehensive income before reclassifications	707	(2)	1,643	(2)
Amounts reclassified from accumulated other comprehensive loss	277	(3)	1,096	(4)
Balance at end of period	$(64,319)		$(103,340)
Fair value change of derivatives
Balance at beginning of period	$(1,130)		$762
Other comprehensive income (loss) before reclassifications	2,472	(5)	(432)	(5)
Amounts reclassified from accumulated other comprehensive loss	(41)	(6)	(139)	(6)
Balance at end of period	$1,301		$191
Accumulated other comprehensive loss, ending balance	$(193,393)		$(246,048)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $8,642 and $(4,389) for the three months ended March 31, 2022 and 2021, respectively.
(2)Net of tax benefit of $181 and $245 for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes the effect of the amortization of actuarial losses of $232 and amortization of prior service cost of $49, net of tax of $4.
(4)Includes the effect of the amortization of actuarial losses of $1,124 and amortization of prior service cost of $65, net of tax of $93.
(5)Net of tax benefit of $61 and $116 for the three months ended March 31, 2022 and 2021, respectively.
(6)Net of tax expense of $2 and $49 for the three months ended March 31, 2022 and 2021, respectively.
17. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2022, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2022 or 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
18. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.

In February 2022, the Company granted Restricted Stock Units (“RSUs”) and Performance Units (“PUs”). The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) and total shareholder return, which may range from 0% to 200% of the target award amount. The PUs tied to total shareholder return cliff vest at the end of a three year performance period. The PUs tied to ROIC cliff vest one year after the end of their individual performance periods. The RSUs vest ratably over three years.
Share-based compensation expense was as follows:

	Three Months Ended March 31,
	2022	2021
PUs	$70	$339
RSUs	124	1,246
Stock options	390	593
Total	$584	$2,178
19. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2022 and December 31, 2021, the Company had approximately $13,168 and $9,965, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2022			2021
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$321,894	$3,530	$17,496	$339,036	$2,633	$41,233
Europe	131,414	2,369	(14,657)	165,776	2,979	(1,489)
Asia Pacific	103,753	625	(742)	114,225	630	3,552
South America	21,519	5	(409)	15,486	12	(2,608)
Total Automotive	578,580	6,529	1,688	634,523	6,254	40,688
Corporate, eliminations and other	34,404	(6,529)	(1,543)	34,444	(6,254)	(2,148)
Consolidated	$612,984	$—	$145	$668,967	$—	$38,540

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA	$145	$38,540
Restructuring charges	(7,831)	(21,047)
Deconsolidation of joint venture	(2,257)	—
Impairment charges	(455)	—
Gain on sale of business, net	—	891
EBITDA	$(10,398)	$18,384
Income tax expense	(652)	(936)
Interest expense, net of interest income	(18,177)	(17,784)
Depreciation and amortization	(32,133)	(33,528)
Net loss attributable to Cooper-Standard Holdings Inc.	$(61,360)	$(33,864)

	March 31, 2022	December 31, 2021
Segment assets:
North America	$901,103	$885,517
Europe	447,256	372,097
Asia Pacific	473,232	510,524
South America	78,479	61,479
Total Automotive	1,900,070	1,829,617
Corporate, eliminations and other	383,066	396,876
Consolidated	$2,283,136	$2,226,493

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“2021 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2021 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2021 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 83% of our sales in 2021 made directly to major OEMs. We operate our business along the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2020, the COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty globally which adversely impacted automotive production. In 2021, global automotive production was again impaired by lingering impacts of the COVID-19 pandemic and broad supply chain challenges stemming, in part, from a sharp rebound in overall industrial demand. In early 2022, global economic uncertainty remains and is increasing as pandemic related restrictions are again being imposed in certain large population centers, and evolving military actions in Eastern Europe are creating a regional humanitarian and economic crisis with broad global implications.
In North America, U.S. consumer confidence has trended downward since the second quarter of 2021. Key drivers of the decline are significant inflation, continuing supply chain disruptions and enacted and prospective interest rate hikes. Geopolitical tensions and persistent concerns over new variants of COVID-19 are also important factors. However, U.S. households have benefited from past economic stimulus actions, and personal savings rates remain high. In addition, the unemployment rate in the U.S. is near an all-time low. Finally, the U.S. government has begun to take actions to control inflation. The Federal Reserve Bank announced a 25 basis point increase in the Federal Funds interest rate in March and set expectations for six additional interest rate hikes during the remainder of the year. However, future government spending authorized by recently passed infrastructure legislation and private spending related to pent-up consumer demand are expected to support continued economic growth. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 3.7 percent, 3.9 percent and 2.0 percent, respectively, in 2022.
In Europe, the war in Ukraine and related sanctions imposed on Russia are having a dramatic impact on energy prices and energy security. This is translating into lower output and higher inflation for most Eurozone countries. Supply chain disruptions have also hurt certain industries – including the automobile sector, with the war and sanctions hindering the production of key input materials. The easing of COVID-19 restrictions, tighter labor markets, pent-up spending and EU fund disbursements should sustain activity and support some growth in 2022. Economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 2.8 percent for the year.
In the Asia Pacific region, the combination of more transmissible variants and the strict zero-COVID strategy in China has led to repeated mobility restrictions and localized lockdowns that have weighed on economic activity and private consumption. Recent lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai will likely compound supply disruptions elsewhere in the region and beyond. Moreover, real estate investment growth in China has slowed significantly, and demand for Chinese exports is expected to be weaker as a result of the war in Ukraine. Still, the Chinese government recently set a GDP growth target of 5.5 percent for 2022, implying that further stimulus measures may be implemented to sustain economic growth. Economists at the IMF are expecting the Chinese economy to grow just 4.4 percent for the year.
In South America, the Brazilian government has attempted to rein in inflation by implementing a 975 basis point increase in interest rates. This is expected to weigh on consumer demand as well as industrial production and growth. However, with the October presidential election looming, the government has also implemented a significant social spending program and a reduction in fuel tax rates targeted at aiding the lower and middle-income segments of the population. Even with the increased social spending, economists at the IMF are now estimating the Brazilian economy will grow just 0.8 percent in 2022. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile, which led to significant increases in these costs in 2021. Current global events add another layer of uncertainty to raw material costs for 2022, and we continue to see significant inflationary pressure. As such, on an ongoing basis, we work with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to COVID-19. Beginning in the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors. In 2022 disruptions stemming from the Russia-Ukraine crisis have further exacerbated supply chain disruptions and vehicle production levels. We continue to collaborate closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(In millions of units)	2022(1)	2021(1)	% Change
North America	3.6	3.6	(1.8)%
Europe	3.9	4.7	(18.3)%
Asia Pacific	11.1	11.1	0.2%
Greater China	6.2	5.9	5.9%
South America	0.6	0.7	(12.7)%
(1)Production data based on S&P Global (formerly IHS Markit), April 2022.
In all regions, production volumes were impacted by the global shortage of semiconductors which began in the first quarter of 2021 and deteriorated thereafter. Additionally in Europe, vehicle production in the three months ended March 31, 2022 was negatively impacted by additional supply chain issues related to the Russia-Ukraine crisis.

Results of Operations

	Three Months Ended March 31,
	2022	2021	Change
	(dollar amounts in thousands)
Sales	$612,984	$668,967	$(55,983)
Cost of products sold	591,442	600,675	(9,233)
Gross profit	21,542	68,292	(46,750)
Selling, administration & engineering expenses	51,904	58,054	(6,150)
Gain on sale of business, net	—	(891)	891
Amortization of intangibles	1,746	1,772	(26)
Restructuring charges	7,831	21,047	(13,216)
Impairment charges	455	—	455
Operating loss	(40,394)	(11,690)	(28,704)
Interest expense, net of interest income	(18,177)	(17,784)	(393)
Equity in (losses) earnings of affiliates	(1,356)	786	(2,142)
Other expense, net	(1,211)	(5,089)	3,878
Loss before income taxes	(61,138)	(33,777)	(27,361)
Income tax expense	652	936	(284)
Net loss	(61,790)	(34,713)	(27,077)
Net loss attributable to noncontrolling interests	430	849	(419)
Net loss attributable to Cooper-Standard Holdings Inc.	$(61,360)	$(33,864)	$(27,496)

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Sales
Sales for the three months ended March 31, 2022 decreased 8.4%, compared to the three months ended March 31, 2021. The decrease in sales was driven by lower vehicle production volume due to the impact of semiconductor supply issues in the current year, foreign exchange, and the deconsolidation of a joint venture in the Asia Pacific region. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Total sales	$612,984	$668,967	$(55,983)	$(37,454)	$(10,059)	$(8,470)
* Net of customer price adjustments

Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)
	(dollar amounts in thousands)
Cost of products sold	$591,442	$600,675	$(9,233)	$(33,332)	$(7,416)	$31,515
Gross profit	21,542	68,292	(46,750)	(4,122)	(2,643)	(39,985)
Gross profit percentage of sales	3.5%	10.2%
* Net of customer price adjustments
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 50% and 48% of total cost of products sold for the three months ended March 31, 2022 and 2021, respectively. The change in the cost of products sold was impacted by commodity and wage inflation, higher labor and overhead costs due to inconsistent volume production schedules, and higher energy and transportation costs. These costs were partially offset by volume and mix, foreign exchange, purchasing lean, manufacturing efficiencies, and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the three months ended March 31, 2022 decreased $46.8 million compared to the three months ended March 31, 2021. The change was driven by commodity and wage inflation, volume and mix, and foreign exchange. These items were partially offset by customer recovery of cost increases, manufacturing efficiencies, purchasing lean and restructuring savings.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended March 31, 2022 was 8.5% of sales compared to 8.7% for the three months ended March 31, 2021. The decrease was primarily due to lower compensation costs due to salaried headcount initiative savings, customer recovery of engineering expense, and foreign exchange, partially offset by wage inflation.
Gain on Sale of Business, Net. The gain on sale of business of $0.9 million for the three months ended March 31, 2021 related to the net effect of our 2020 divestitures.
Amortization of Intangibles. Intangible amortization for the three months ended March 31, 2022 was comparable to the three months ended March 31, 2021.
Restructuring. Restructuring charges for the three months ended March 31, 2022 decreased $13.2 million compared to the three months ended March 31, 2021. The decrease was driven by lower restructuring charges primarily in Europe.
Impairment Charges. Non-cash impairment charges for the three months ended March 31, 2022 of $0.5 million related to idle assets, primarily in a certain European location.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2022 increased $0.4 million compared to the three months ended March 31, 2021, due to higher debt balances.
Other Expense, Net. Other expense for the three months ended March 31, 2022 decreased $3.9 million compared to the three months ended March 31, 2021, primarily due to lower foreign currency losses, partially offset by the loss on deconsolidation of joint venture.
Income Tax Expense. Income tax expense for the three months ended March 31, 2022 was $0.7 million on losses before income taxes of $61.1 million compared to an income tax expense of $0.9 million on losses before income taxes of $33.8 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 differed primarily from the effective tax rate for the three months ended March 31, 2021 due to the geographic mix of pre-tax losses and the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions.

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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021
Sales

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Sales to external customers
North America	$321,894	$339,036	$(17,142)	$(16,824)	$(318)	$—
Europe	131,414	165,776	(34,362)	(24,620)	(9,742)	—
Asia Pacific	103,753	114,225	(10,472)	(1,794)	(208)	(8,470)
South America	21,519	15,486	6,033	4,909	1,124	—
Total Automotive	578,580	634,523	(55,943)	(38,329)	(9,144)	(8,470)
Corporate, eliminations and other	34,404	34,444	(40)	875	(915)	—
Consolidated	$612,984	$668,967	$(55,983)	$(37,454)	$(10,059)	$(8,470)
* Net of customer price adjustments
•Volume and mix, net of customer price adjustments, was driven by vehicle production volume decreases due to semiconductor-related customer schedule reductions.
•The impact of foreign currency exchange primarily related to the Euro and Brazilian Real.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$17,496	$41,233	$(23,737)	$(7,010)	$221	$(16,948)
Europe	(14,657)	(1,489)	(13,168)	(3,068)	244	(10,344)
Asia Pacific	(742)	3,552	(4,294)	157	99	(4,550)
South America	(409)	(2,608)	2,199	1,562	3,418	(2,781)
Total Automotive	1,688	40,688	(39,000)	(8,359)	3,982	(34,623)
Corporate, eliminations and other	(1,543)	(2,148)	605	4,237	471	(4,103)
Consolidated adjusted EBITDA	$145	$38,540	$(38,395)	$(4,122)	$4,453	$(38,726)
* Net of customer price adjustments
•Volume and mix, net of customer price adjustments, was driven by vehicle production volume decreases due to semi-conductor-related customer schedule reductions.
•The impact of foreign currency exchange was driven by the Brazilian Real.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦ Manufacturing lean efficiencies and purchasing savings through lean initiatives;

◦Reduction in compensation-related expenses due to salaried headcount initiatives and restructuring savings.
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
Cash Flows
Operating Activities. Net cash used in operations was $12.2 million for the three months ended March 31, 2022, compared to net cash used in operations of $7.1 million for the three months ended March 31, 2021. The net change was primarily due to reduced cash earnings, partially offset by improvement in working capital.
In April 2022, subsequent to the end of the first quarter, we received $28.5 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks. We expect to receive additional refunds of approximately $23.0 million during the remainder of the second quarter of 2022.
Investing Activities. Net cash provided by investing activities was $20.1 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $36.3 million for the three months ended March 31, 2021. Cash proceeds of $50.0 million related to the sale-leaseback agreement were received in the three months ended March 31, 2022. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $90 - $100 million on capital expenditures in 2022.
Financing Activities. Net cash used in financing activities totaled $3.0 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $1.3 million for the three months ended March 31, 2021. The outflow in 2022 primarily related to principal payments on debt, while the inflow in 2021 was primarily due to an increase in short-term debt.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of March 31, 2022, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the three months ended March 31, 2022 or 2021.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2022	2021
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(61,360)	$(33,864)
Income tax expense	652	936
Interest expense, net of interest income	18,177	17,784
Depreciation and amortization	32,133	33,528
EBITDA	$(10,398)	$18,384
Restructuring charges	7,831	21,047
Deconsolidation of joint venture (1)	2,257	—
Impairment charges (2)	455	—
Gain on sale of business, net (3)	—	(891)
Adjusted EBITDA	$145	$38,540
(1)Loss attributable to deconsolidation of joint venture investment in Asia Pacific, which required adjustment to fair value.
(2) Non-cash impairment charges in 2022 related to idle assets in Europe.
(3)During 2021, we recorded subsequent adjustments to the net gain on sale of business, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 19. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: Impacts, including commodity cost increases and disruptions related to the war in Ukraine and the current COVID-related lockdowns in China; our ability to offset the adverse impact of higher commodity and other costs through negotiations with our customers; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2021 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2022, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2022 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2022 through January 31, 2022	1,310	$22.41	—	$98.7
February 1, 2022 through February 28, 2022	29,777	16.88	—	98.7
March 1, 2022 through March 31, 2022	—	—	—	98.7
Total	31,087		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC).

10.2*†	Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR).

10.3*†	Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award)

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 6, 2022	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)