Form 10-Q
period 2022-06-30
Cooper-Standard Holdings Inc.
filed 2022-08-05
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 17,106,178 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2022

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$605,917	$533,185	$1,218,901	$1,202,152
Cost of products sold	590,541	534,118	1,181,983	1,134,793
Gross profit (loss)	15,376	(933)	36,918	67,359
Selling, administration & engineering expenses	52,282	50,085	104,186	108,139
Loss (gain) on sale of business, net	—	195	—	(696)
Gain on sale of fixed assets, net	(33,391)	—	(33,391)	—
Amortization of intangibles	1,737	1,933	3,483	3,705
Restructuring charges	3,482	11,631	11,313	32,678
Impairment charges	3	841	458	841
Operating loss	(8,737)	(65,618)	(49,131)	(77,308)
Interest expense, net of interest income	(18,454)	(18,125)	(36,631)	(35,909)
Equity in (losses) earnings of affiliates	(3,446)	393	(4,802)	1,179
Other (expense) income, net	(1,509)	1,362	(2,720)	(3,727)
Loss before income taxes	(32,146)	(81,988)	(93,284)	(115,765)
Income tax expense (benefit)	2,005	(17,459)	2,657	(16,523)
Net loss	(34,151)	(64,529)	(95,941)	(99,242)
Net loss attributable to noncontrolling interests	904	918	1,334	1,767
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,247)	$(63,611)	$(94,607)	$(97,475)

Loss per share:
Basic	$(1.93)	$(3.73)	$(5.51)	$(5.74)
Diluted	$(1.93)	$(3.73)	$(5.51)	$(5.74)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(34,151)	$(64,529)	$(95,941)	$(99,242)
Other comprehensive income (loss):
Currency translation adjustment	(17,084)	8,713	(8,719)	2,141
Benefit plan liabilities adjustment, net of tax	2,063	611	3,047	3,350
Fair value change of derivatives, net of tax	(1,023)	751	1,408	180
Other comprehensive (loss) income, net of tax	(16,044)	10,075	(4,264)	5,671
Comprehensive loss	(50,195)	(54,454)	(100,205)	(93,571)
Comprehensive loss attributable to noncontrolling interests	627	727	1,068	1,828
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(49,568)	$(53,727)	$(99,137)	$(91,743)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,458	$248,010
Accounts receivable, net	350,001	317,469
Tooling receivable, net	87,414	88,900
Inventories	183,568	158,075
Prepaid expenses	30,360	26,313
Income tax receivable and refundable credits	26,838	82,813
Other current assets	70,467	73,317
Total current assets	999,106	994,897
Property, plant and equipment, net	702,507	784,348
Operating lease right-of-use assets, net	102,407	111,052
Goodwill	142,213	142,282
Intangible assets, net	51,015	60,375
Other assets	143,134	133,539
Total assets	$2,140,382	$2,226,493

Liabilities and Equity
Current liabilities:
Debt payable within one year	$51,016	$56,111
Accounts payable	357,327	348,133
Payroll liabilities	94,646	69,353
Accrued liabilities	121,416	101,466
Current operating lease liabilities	21,177	22,552
Total current liabilities	645,582	597,615
Long-term debt	979,227	980,604
Pension benefits	120,438	129,880
Postretirement benefits other than pensions	42,525	43,498
Long-term operating lease liabilities	84,940	92,760
Other liabilities	45,957	50,776
Total liabilities	1,918,669	1,895,133
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,166,930 shares issued and 17,101,121 shares outstanding as of June 30, 2022, and 19,057,788 shares issued and 16,991,979 outstanding as of December 31, 2021	17	17
Additional paid-in capital	506,062	504,497
Retained (loss) earnings	(69,054)	25,553
Accumulated other comprehensive loss	(209,714)	(205,184)
Total Cooper-Standard Holdings Inc. equity	227,311	324,883
Noncontrolling interests	(5,598)	6,477
Total equity	221,713	331,360
Total liabilities and equity	$2,140,382	$2,226,493
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780
Share-based compensation, net	39,426	—	1,128	—	—	1,128	—	1,128
Net loss	—	—	—	(33,247)	—	(33,247)	(904)	(34,151)
Other comprehensive income (loss)	—	—	—	—	(16,321)	(16,321)	277	(16,044)
Balance as of June 30, 2022	17,101,121	$17	$506,062	$(69,054)	$(209,714)	$227,311	$(5,598)	$221,713

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946
Share-based compensation, net	45,962	—	1,677	—	—	1,677	—	1,677
Net loss	—	—	—	(63,611)	—	(63,611)	(918)	(64,529)
Other comprehensive income	—	—	—	—	9,884	9,884	191	10,075
Balance as of June 30, 2021	16,988,514	$17	$501,348	$252,795	$(236,164)	$517,996	$15,173	$533,169
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(95,941)	$(99,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,062	65,267
Amortization of intangibles	3,483	3,705
Gain on sale of business, net	—	(696)
Gain on sale of fixed assets, net	(33,391)	—
Impairment charges	458	841
Share-based compensation expense	1,625	3,002
Equity in losses of affiliates, net of dividends related to earnings	7,804	1,032
Deferred income taxes	(5,096)	(21,709)
Other	1,178	1,192
Changes in operating assets and liabilities	59,583	(14,126)
Net cash used in operating activities	(235)	(60,734)
Investing activities:
Capital expenditures	(44,278)	(55,599)
Proceeds from sale of fixed assets	52,633	3,000
Other	32	35
Net cash provided by (used in) investing activities	8,387	(52,564)
Financing activities:
Principal payments on long-term debt	(2,536)	(2,895)
(Decrease) increase in short-term debt, net	(1,666)	14,811
Taxes withheld and paid on employees' share-based payment awards	(526)	(744)
Other	651	532
Net cash (used in) provided by financing activities	(4,077)	11,704
Effects of exchange rate changes on cash, cash equivalents and restricted cash	7,103	4,179
Changes in cash, cash equivalents and restricted cash	11,178	(97,415)
Cash, cash equivalents and restricted cash at beginning of period	251,128	443,578
Cash, cash equivalents and restricted cash at end of period	$262,306	$346,163

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$250,458	$248,010
Restricted cash included in other current assets	9,893	961
Restricted cash included in other assets	1,955	2,157
Total cash, cash equivalents and restricted cash	$262,306	$251,128
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2022 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. Deconsolidation and Divestiture
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the three months ended March 31, 2022, the Company recorded a loss of $2,257, included in other income (expense), net in the condensed consolidated statements of operations.
2020 Divestiture
In the fourth quarter of 2019, management approved a plan to sell its European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations. On July 1, 2020, the Company completed the divestiture to Mutares SE & Co. KGaA (“Mutares”). During the three and six months ended June 30, 2021, the Company recorded subsequent adjustments resulting in a net gain of $891 and $696, respectively.
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
Revenue by customer group for the three months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$323,532	$120,693	$85,338	$26,256	$—	$555,819
Commercial	4,049	5,546	441	5	1,665	11,706
Other	4,106	48	—	—	34,238	38,392
Revenue	$331,687	$126,287	$85,779	$26,261	$35,903	$605,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the six months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$638,119	$246,061	$188,742	$47,769	$—	$1,120,691
Commercial	7,723	11,469	788	11	3,322	23,313
Other	7,739	171	2	—	66,985	74,897
Revenue	$653,581	$257,701	$189,532	$47,780	$70,307	$1,218,901
Revenue by customer group for the three months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$240,111	$126,972	$102,950	$14,145	$—	$484,178
Commercial	3,405	5,471	965	8	1,445	11,294
Other	4,009	178	—	—	33,526	37,713
Revenue	$247,525	$132,621	$103,915	$14,153	$34,971	$533,185
Revenue by customer group for the six months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$571,724	$286,753	$215,991	$29,624	$—	$1,104,092
Commercial	7,686	11,352	2,147	15	2,696	23,896
Other	7,151	292	2	—	66,719	74,164
Revenue	$586,561	$298,397	$218,140	$29,639	$69,415	$1,202,152
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$127,345	$101,951	$49,874	$19,235	$—	$298,405
Fuel and brake delivery systems	107,614	21,638	20,481	4,814	—	154,547
Fluid transfer systems	96,728	2,698	15,424	2,212	—	117,062
Other	—	—	—	—	35,903	35,903
Revenue	$331,687	$126,287	$85,779	$26,261	$35,903	$605,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the six months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$254,897	$207,085	$112,910	$35,345	$—	$610,237
Fuel and brake delivery systems	210,335	44,676	44,228	8,375	—	307,614
Fluid transfer systems	188,349	5,940	32,394	4,060	—	230,743
Other	—	—	—	—	70,307	70,307
Revenue	$653,581	$257,701	$189,532	$47,780	$70,307	$1,218,901
Revenue by product line for the three months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$90,174	$104,878	$62,328	$11,533	$—	$268,913
Fuel and brake delivery systems	82,389	23,991	25,166	2,148	—	133,694
Fluid transfer systems	74,962	3,752	16,421	472	—	95,607
Other	—	—	—	—	34,971	34,971
Revenue	$247,525	$132,621	$103,915	$14,153	$34,971	$533,185
Revenue by product line for the six months ended June 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$211,349	$234,239	$132,001	$22,807	$—	$600,396
Fuel and brake delivery systems	195,045	54,781	53,535	5,013	—	308,374
Fluid transfer systems	180,167	9,377	32,604	1,819	—	223,967
Other	—	—	—	—	69,415	69,415
Revenue	$586,561	$298,397	$218,140	$29,639	$69,415	$1,202,152
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2022.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2022	December 31, 2021	Change
Contract assets	$3,454	$—	$3,454
Contract liabilities	(14)	(143)	129
Net contract assets (liabilities)	$3,440	$(143)	$3,583

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were current liabilities of $12,236 and $12,045, respectively, and long-term liabilities of $6,485 and $7,214, respectively.
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
The Company’s restructuring charges consist of severance, retention and outplacement services, and severance-related postemployment benefits (collectively, “employee separation costs”), along with other related exit costs and asset impairments related to restructuring activities (collectively, “other exit costs”). Employee separation costs are recorded based on existing union and employee contracts, statutory requirements, completed negotiations and Company policy.
Restructuring expense by segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$353	$843	$(86)	$3,206
Europe	1,704	9,774	10,135	26,171
Asia Pacific	1,152	614	999	983
South America	69	400	105	1,987
Total Automotive	3,278	11,631	11,153	32,347
Corporate and other	204	—	160	331
Total	$3,482	$11,631	$11,313	$32,678
Restructuring activity for the six months ended June 30, 2022 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Expense	7,150	4,163	11,313
Cash payments	(11,039)	(1,409)	(12,448)
Foreign exchange translation and other	(1,298)	67	(1,231)
Balance as of June 30, 2022	$15,770	$8,448	$24,218
Other exit costs for the six months ended June 30, 2022 included an immaterial gain on sale of fixed assets related to a closed facility in the Asia Pacific region.
5. Inventories
Inventories consist of the following:

	June 30, 2022	December 31, 2021
Finished goods	$50,188	$43,186
Work in process	44,301	37,045
Raw materials and supplies	89,079	77,844
	$183,568	$158,075

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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$7,238	$8,087	$14,624	$15,431
Short-term lease expense	1,234	1,965	2,145	3,605
Variable lease expense	178	181	466	429
Finance lease expense:
Amortization of right-of-use assets	485	521	977	1,067
Interest on lease liabilities	330	372	662	738
Total lease expense	$9,465	$11,126	$18,874	$21,270

Other information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,037	$16,953
Operating cash flows for finance leases	668	734
Financing cash flows for finance leases	1,038	1,195
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,958	7,355
Finance leases	113	572

Weighted Average Remaining Lease Term (in years)
Operating leases	7.4	7.7
Finance leases	9.3	10.1

Weighted Average Discount Rate
Operating leases	6.0%	5.5%
Finance leases	5.9%	5.8%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2022	$13,593	$1,542
2023	24,820	3,118
2024	18,858	3,348
2025	15,322	3,396
2026	11,214	3,137
Thereafter	49,149	17,025
Total future minimum lease payments	132,956	31,566
Less imputed interest	(26,839)	(7,663)
Total	$106,117	$23,903
Amounts recognized on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$102,407	$111,052
Current operating lease liabilities	21,177	22,552
Long-term operating lease liabilities	84,940	92,760

Finance Leases
Debt payable within one year	2,134	2,153
Long-term debt	21,769	23,590

As of June 30, 2022 and December 31, 2021, assets recorded under finance leases, net of accumulated depreciation were $23,513 and $25,690, respectively. As of June 30, 2022, the Company had one real estate lease that had not yet commenced with undiscounted lease payments of approximately $423.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30, 2022	December 31, 2021
Land and improvements	$42,608	$44,495
Buildings and improvements	263,685	285,240
Machinery and equipment	1,231,726	1,269,330
Construction in progress	71,884	80,868
	1,609,903	1,679,933
Accumulated depreciation	(907,396)	(895,585)
Property, plant and equipment, net	$702,507	$784,348
During the three and six months ended June 30, 2022, the Company recorded impairment charges of $3 and $458, respectively, primarily due to idle assets in Europe. The fair value was determined using salvage value. During the three and six months ended June 30, 2021, the Company recorded impairment charges of $841 each period due to idle assets, primarily in a certain Europe location. The fair value was determined using salvage value.
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, which is reflected in the balance sheet as of June 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
In the first quarter of 2022, the Company closed on a sale-leaseback transaction related to one of its European facilities. The sale-leaseback was effective and control transferred to the Company on April 1, 2022. During the three months ended June 30, 2022, the Company recorded a gain on the sale transaction of $33,391. The transaction included the removal of property, plant and equipment with a gross carrying value of $16,890 and accumulated depreciation of $4,013, which is reflected in the balance sheet as of June 30, 2022.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2022 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2021	$128,246	$14,036	$142,282
Foreign exchange translation	(69)	—	(69)
Balance as of June 30, 2022	$128,177	$14,036	$142,213
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2022.
Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,827	$(127,439)	$25,388
Other	38,699	(13,072)	25,627
Balance as of June 30, 2022	$191,526	$(140,511)	$51,015

Customer relationships	$154,767	$(126,626)	$28,141
Other	44,955	(12,721)	32,234
Balance as of December 31, 2021	$199,722	$(139,347)	$60,375
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of intangible assets (primarily land use rights) with net carrying value of $5,258, which is reflected in the table above as of June 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Debt
A summary of outstanding debt as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Senior Notes	$396,901	$396,544
Senior Secured Notes	242,981	241,683
Term Loan	319,999	321,212
Finance leases	23,903	25,743
Other borrowings	46,459	51,533
Total debt	1,030,243	1,036,715
Less current portion	(51,016)	(56,111)
Total long-term debt	$979,227	$980,604
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of June 30, 2022 and December 31, 2021, the Company had $3,099 and $3,456 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
13.0% Senior Secured Notes due 2024
In May 2020, the Company issued $250,000 aggregate principal amount of its 13.0% Senior Secured Notes due 2024 (the “Senior Secured Notes”). The Senior Secured Notes mature on June 1, 2024. Interest on the Senior Secured Notes is payable semi-annually in arrears in cash on June 1 and December 1 of each year. The Company may redeem all or part of the Senior Secured Notes prior to maturity at the prices (inclusive of any applicable premium) set forth in the indenture.
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of June 30, 2022 and December 31, 2021, the Company had $3,856 and $4,594 of unamortized debt issuance costs, respectively, and $3,163 and $3,723 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
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
As of June 30, 2022 and December 31, 2021, the Company had $791 and $1,087 of unamortized debt issuance costs, respectively, and $509 and $701 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.
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
As of June 30, 2022, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $180,000. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,753 of outstanding letters of credit, the Company effectively had $156,247 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As of June 30, 2022 and December 31, 2021, the Company had $659 and $782, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of June 30, 2022.
Other
Other borrowings as of June 30, 2022 and December 31, 2021 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021	Input
Forward foreign exchange contracts - other current assets	$1,380	$647	Level 2
Forward foreign exchange contracts - accrued liabilities	(923)	(1,535)	Level 2
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	June 30, 2022	December 31, 2021
Aggregate fair value	$717,271	$899,909
Aggregate carrying value (1)	971,300	973,000
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2022 and December 31, 2021, the notional amount of these contracts was $59,626 and $136,103, respectively, and consisted of hedges of transactions up to December 2022.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Forward foreign exchange contracts	$(515)	$1,190	$1,896	$642
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Forward foreign exchange contracts	$519	$349	$562	$537

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

	June 30, 2022	December 31, 2021
Off-balance sheet arrangements	$59,017	$52,743
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accounts receivable factored	$90,332	$100,046	$172,882	$217,317
Costs	114	150	239	304
As of June 30, 2022 and December 31, 2021, cash collections on behalf of the Factor that have yet to be remitted were $5,282 and $673, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$193	$692	$223	$913
Interest cost	1,766	716	1,629	660
Expected return on plan assets	(2,323)	(252)	(3,564)	(344)
Amortization of prior service cost and actuarial loss	222	396	418	933
Other	—	—	—	125
Net periodic benefit (income) cost	$(142)	$1,552	$(1,294)	$2,287
	Pension Benefits
	Six Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$386	$1,413	$446	$1,827
Interest cost	3,532	1,449	3,258	1,308
Expected return on plan assets	(4,646)	(506)	(7,128)	(678)
Amortization of prior service cost and actuarial loss	444	811	836	1,865
Other	—	—	—	125
Net periodic benefit (income) cost	$(284)	$3,167	$(2,588)	$4,447

	Other Postretirement Benefits
	Three Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$22	$57	$26	$93
Interest cost	140	167	133	183
Amortization of prior service credit and actuarial (gain) loss	(394)	42	(349)	196
Net periodic benefit (income) cost	$(232)	$266	$(190)	$472
	Other Postretirement Benefits
	Six Months Ended June 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$44	$115	$52	$183
Interest cost	280	335	266	360
Amortization of prior service credit and actuarial (gain) loss	(788)	84	(698)	386
Net periodic benefit (income) cost	$(464)	$534	$(380)	$929
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other income (expense), net in the condensed consolidated statements of operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deconsolidation of joint venture (1)	$—	$—	$(2,257)	$—
Foreign currency (losses) gains	(1,136)	1,114	344	(4,150)
Components of net periodic (cost) benefit income other than service cost	(480)	(20)	(995)	100
Factoring costs	(114)	(150)	(239)	(304)
Miscellaneous income	221	418	427	627
Other (expense) income, net	$(1,509)	$1,362	$(2,720)	$(3,727)
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
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
Income tax expense (benefit), loss before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$2,005	$(17,459)	$2,657	$(16,523)
Loss before income taxes	(32,146)	(81,988)	(93,284)	(115,765)
Effective tax rate	(6)%	21%	(3)%	14%
The effective tax rate for the three and six months ended June 30, 2022 varied from the effective tax rate for the three and six months ended June 30, 2021 primarily due to the geographic mix of pre-tax losses, the inability to record a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, discrete tax impacts of the gain on sale transaction in Europe, and other tax reserve changes during the three and six months ended June 30, 2022.
The income tax rate for the three and six months ended June 30, 2022 and 2021 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
During the three months ended June 30, 2022, the Company received $51,396 in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks.
The Company’s current and future provision for income taxes is impacted by changes in valuation allowances in the U.S. and certain foreign jurisdictions. The Company’s future provision for income taxes will include no tax benefit with respect to losses incurred and, except for certain jurisdictions, no tax expense with respect to income generated in these countries until the respective valuation allowances are eliminated. Accordingly, income taxes are impacted by changes in valuation allowances and the mix of earnings among jurisdictions. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In completing this evaluation, the Company considers all available evidence in order to determine, based on the weight of the evidence, if a valuation allowance for its deferred tax assets is necessary. Such evidence includes historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. If, based on the weight of the evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or decline on a continual basis in a particular jurisdiction, the Company’s decision regarding the need for a valuation allowance could change, resulting in either the initial recognition or reversal of a valuation allowance in that jurisdiction, which could have a significant impact on income tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
expense in the period recognized and subsequent periods. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments, which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(33,247)	$(63,611)	$(94,607)	$(97,475)

Basic weighted average shares of common stock outstanding	17,189,128	17,031,113	17,162,915	16,991,372
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,189,128	17,031,113	17,162,915	16,991,372

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.93)	$(3.73)	$(5.51)	$(5.74)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.93)	$(3.73)	$(5.51)	$(5.74)
Securities excluded from the calculation of diluted loss per share were approximately 26,000 and 164,000 for the three months ended June 30, 2022 and 2021, respectively, and 67,000 and 172,000 for the six months ended June 30, 2022 and 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Foreign currency translation adjustment
Balance at beginning of period	$(130,375)		$(142,899)		$(138,751)		$(136,579)
Other comprehensive (loss) income before reclassifications	(17,361)	(1)	8,522	(1)	(8,691)	(1)	2,202	(1)
Amounts reclassified from accumulated other comprehensive loss	—		—		(294)		—
Balance at end of period	$(147,736)		$(134,377)		$(147,736)		$(134,377)
Benefit plan liabilities
Balance at beginning of period	$(64,319)		$(103,340)		$(65,303)		$(106,079)
Other comprehensive income (loss) before reclassifications	1,831	(2)	(602)	(2)	2,538	(2)	1,041	(2)
Amounts reclassified from accumulated other comprehensive loss	232	(3)	1,213	(4)	509	(5)	2,309	(6)
Balance at end of period	$(62,256)		$(102,729)		$(62,256)		$(102,729)
Fair value change of derivatives
Balance at beginning of period	$1,301		$191		$(1,130)		$762
Other comprehensive (loss) income before reclassifications	(657)	(7)	1,008	(7)	1,815	(7)	576	(7)
Amounts reclassified from accumulated other comprehensive loss	(366)	(8)	(257)	(8)	(407)	(8)	(396)	(8)
Balance at end of period	$278		$942		$278		$942
Accumulated other comprehensive loss, ending balance	$(209,714)		$(236,164)		$(209,714)		$(236,164)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $(12,877) and $7,668 for the three months ended June 30, 2022 and 2021, respectively, and $(4,235) and $3,279 for the six months ended June 30, 2022 and 2021, respectively.
(2)Net of tax benefit of $(63) and $(32) for the three months ended June 30, 2022 and 2021, respectively, and $(244) and $(277) for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes the effect of the amortization of actuarial losses of $192, and amortization of prior service cost of $44, net of tax of $4.
(4)Includes the effect of the amortization of actuarial losses of $1,128, amortization of prior service cost of $63, and impact of curtailment of $117, net of tax of $95.
(5)Includes the effect of the amortization of actuarial losses of $424, and amortization of prior service cost of $93, net of tax of $8.
(6)Includes the effect of the amortization of actuarial losses of $2,252, amortization of prior service cost of $128, and impact of curtailment of $117, net of tax of $188.
(7)Net of tax expense of $142 and $182 for the three months ended June 30, 2022 and 2021, respectively, and $81 and $66 for the six months ended June 30, 2022 and 2021, respectively.
(8)Net of tax expense of $153 and $92 for the three months ended June 30, 2022 and 2021, respectively, and $155 and $141 for the six months ended June 30, 2022 and 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2022, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2022 or 2021.
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
Share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PUs	$242	$(645)	$312	$(306)
RSUs	497	885	621	2,131
Stock options	302	584	692	1,177
Total	$1,041	$824	$1,625	$3,002
19. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2022 and December 31, 2021, the Company had approximately $12,490 and $9,965, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2022			2021
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$331,687	$2,747	$15,441	$247,525	$2,140	$756
Europe	126,287	1,541	(15,316)	132,621	2,836	(14,391)
Asia Pacific	85,779	908	(7,799)	103,915	858	(2,302)
South America	26,261	—	(1,298)	14,153	3	(726)
Total Automotive	570,014	5,196	(8,972)	498,214	5,837	(16,663)
Corporate, eliminations and other	35,903	(5,196)	(1,402)	34,971	(5,837)	1,937
Consolidated	$605,917	$—	$(10,374)	$533,185	$—	$(14,726)

	Six Months Ended June 30,
	2022			2021
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$653,581	$6,277	$32,937	$586,561	$4,773	$41,989
Europe	257,701	3,910	(29,973)	298,397	5,815	(15,880)
Asia Pacific	189,532	1,533	(8,541)	218,140	1,488	1,250
South America	47,780	5	(1,707)	29,639	15	(3,334)
Total Automotive	1,148,594	11,725	(7,284)	1,132,737	12,091	24,025
Corporate, eliminations and other	70,307	(11,725)	(2,945)	69,415	(12,091)	(211)
Consolidated	$1,218,901	$—	$(10,229)	$1,202,152	$—	$23,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$(10,374)	$(14,726)	$(10,229)	$23,814
Restructuring charges	(3,482)	(11,631)	(11,313)	(32,678)
Deconsolidation of joint venture	—	—	(2,257)	—
Impairment charges	(3)	(841)	(458)	(841)
(Loss) gain on sale of business, net	—	(195)	—	696
Gain on sale of fixed assets, net	33,391	—	33,391	—
Lease termination costs	—	(108)	—	(108)
Indirect tax adjustments	(908)	—	(908)	—
EBITDA	$18,624	$(27,501)	$8,226	$(9,117)
Income tax expense	(2,005)	17,459	(2,657)	16,523
Interest expense, net of interest income	(18,454)	(18,125)	(36,631)	(35,909)
Depreciation and amortization	(31,412)	(35,444)	(63,545)	(68,972)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,247)	$(63,611)	$(94,607)	$(97,475)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	June 30, 2022	December 31, 2021
Segment assets:
North America	$897,898	$885,517
Europe	395,273	372,097
Asia Pacific	445,606	510,524
South America	76,679	61,479
Total Automotive	1,815,456	1,829,617
Corporate, eliminations and other	324,926	396,876
Consolidated	$2,140,382	$2,226,493

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2020, the COVID-19 pandemic created an unusually high degree of economic disruption and uncertainty globally which adversely impacted automotive production. In 2021, global automotive production was again negatively impacted by lingering impacts of the COVID-19 pandemic and broad supply chain challenges stemming, in part, from a sharp rebound in overall industrial demand. In 2022, rising inflation and continuing supply chain challenges are contributing to global economic uncertainty. In addition, recent pandemic related restrictions imposed in certain large population centers in China, the threat of additional lockdowns, and continuing military actions in Eastern Europe are having broad negative impacts on key sectors of the global economy.
In North America, U.S. consumer confidence has trended downward since the second quarter of 2021. Key drivers of the decline are significant inflation, continuing supply chain disruptions and rising interest rates. Geopolitical tensions and persistent concerns over new variants of COVID-19 are also important factors. However, the U.S. economy is seeing some benefits from near all-time low unemployment rates and rising wages. In addition, current and future government spending authorized by recently passed infrastructure legislation and private spending related to pent-up consumer demand continue to support economic growth. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.3 percent, 3.4 percent and 2.4 percent, respectively, in 2022.
In Europe, the war in Ukraine and related sanctions imposed on Russia are having a dramatic impact on energy prices and energy security. This is translating into lower output and higher inflation for most Eurozone countries. Supply chain disruptions have also hurt certain industries including the automobile sector, with the war and sanctions hindering the production of key input materials. The easing of COVID-19 restrictions, tighter labor markets, pent-up spending and European Union fiscal policy changes should continue to sustain activity and support some growth in 2022. Economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 2.6 percent for the year.
In the Asia Pacific region, the combination of more transmissible variants and the strict zero-COVID strategy in China has led to repeated mobility restrictions and localized lockdowns that have weighed on economic activity and private consumption. Recent lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai compounded supply disruptions elsewhere in the region and beyond during the second quarter of 2022. Moreover, real estate investment in China, once a key driver of economic growth, has slowed significantly. As Chinese exports surged in June 2022 following the end of the most recent round of COVID-related lockdowns, the Chinese government reaffirmed a GDP growth target of “around of

5.5 percent” for 2022, implying that further stimulus measures may be implemented to sustain economic growth. Economists at the IMF are expecting the Chinese economy to grow 3.3 percent for the year.
In South America, the Brazilian economy continues to expand amid fiscal support and the lessening impact of the COVID-19 pandemic. Increasing exports of goods and services have provided strong support and the unemployment rate remains low. Tighter monetary policy, inflation and political uncertainty ahead of the October 2022 general elections are likely to temper investment and economic growth in the second half of the year. Economists at the IMF are now estimating the Brazilian economy will grow just 1.7 percent in 2022. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil-derived commodities, continue to be volatile, which led to significant increases in these costs in 2021. Current global events continue to add further price pressure and uncertainty to raw material costs for 2022. In addition, we continue to see significant inflationary pressure on wages, energy, transportation and other general costs. As such, we will continue to work on an ongoing basis with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to the COVID-19 pandemic. Beginning in the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors. In 2022, disruptions stemming from the Russia-Ukraine crisis and lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai have further exacerbated supply chain disruptions and vehicle production levels. We continue to collaborate closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions of units)	2022(1)	2021(1)	% Change	2022(1)	2021(1)	% Change
North America	3.6	3.2	11.7%	7.1	6.8	4.7%
Europe	3.9	4.1	(4.9)%	7.8	8.9	(11.8)%
Asia Pacific	10.0	10.3	(2.6)%	21.3	21.4	(0.2)%
Greater China	5.5	5.8	(5.9)%	11.7	11.6	0.6%
South America	0.7	0.6	12.9%	1.3	1.3	(0.5)%
(1)Production data based on S&P Global (formerly IHS Markit), July 2022.
In all regions, production volumes were impacted by the global shortage of semiconductors which began in the first quarter of 2021 and deteriorated thereafter throughout the year. Production stoppages related to semiconductor and other supply chain shortages continued into 2022, but have improved sequentially quarter over quarter. In Europe, vehicle production in the six months ended June 30, 2022 was negatively impacted by additional supply chain issues related to the Russia-Ukraine crisis. In China, vehicle production in the three months ended June 30, 2022 was negatively impacted by the COVID-19 related shutdowns.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(dollar amounts in thousands)
Sales	$605,917	$533,185	$72,732	$1,218,901	$1,202,152	$16,749
Cost of products sold	590,541	534,118	56,423	1,181,983	1,134,793	47,190
Gross profit (loss)	15,376	(933)	16,309	36,918	67,359	(30,441)
Selling, administration & engineering expenses	52,282	50,085	2,197	104,186	108,139	(3,953)
Loss (gain) on sale of business, net	—	195	(195)	—	(696)	696
Gain on sale of fixed assets, net	(33,391)	—	(33,391)	(33,391)	—	(33,391)
Amortization of intangibles	1,737	1,933	(196)	3,483	3,705	(222)
Restructuring charges	3,482	11,631	(8,149)	11,313	32,678	(21,365)
Impairment charges	3	841	(838)	458	841	(383)
Operating loss	(8,737)	(65,618)	56,881	(49,131)	(77,308)	28,177
Interest expense, net of interest income	(18,454)	(18,125)	(329)	(36,631)	(35,909)	(722)
Equity in (losses) earnings of affiliates	(3,446)	393	(3,839)	(4,802)	1,179	(5,981)
Other (expense) income, net	(1,509)	1,362	(2,871)	(2,720)	(3,727)	1,007
Loss before income taxes	(32,146)	(81,988)	49,842	(93,284)	(115,765)	22,481
Income tax expense (benefit)	2,005	(17,459)	19,464	2,657	(16,523)	19,180
Net loss	(34,151)	(64,529)	30,378	(95,941)	(99,242)	3,301
Net loss attributable to noncontrolling interests	904	918	(14)	1,334	1,767	(433)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,247)	$(63,611)	$30,364	$(94,607)	$(97,475)	$2,868

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Sales
Sales for the three months ended June 30, 2022 increased 13.6%, compared to the three months ended June 30, 2021. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the impact of lessening semiconductor supply issues in the current year partially offset by the impact of COVID-19 related shutdowns in China and the Ukraine conflict in Europe and net customer price adjustments including recovery of cost increases). This was partially offset by the negative impact of foreign exchange, and the deconsolidation of a joint venture in the Asia Pacific region. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Total sales	$605,917	$533,185	$72,732	$101,878	$(22,603)	$(6,543)
* Net of customer price adjustments, including recoveries

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$590,541	$534,118	$56,423	$46,920	$(20,619)	$30,122
Gross profit	15,376	(933)	16,309	54,958	(1,984)	(36,665)
Gross profit percentage of sales	2.5%	(0.2)%
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 50% and 45% of total cost of products sold for the three months ended June 30, 2022 and 2021, respectively. The change in cost of products sold was impacted by higher volume and mix, commodity inflation, higher compensation related costs, higher labor and overhead costs due to inconsistent volume production schedules, and higher energy and transportation costs. These costs were partially offset by foreign exchange, purchasing lean and manufacturing efficiencies, and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the three months ended June 30, 2022 increased $16.3 million, compared to the three months ended June 30, 2021. The change was driven by volume and mix, net customer price adjustments including recovery of cost increases, manufacturing efficiencies, and purchasing lean and restructuring savings, partially offset by commodity and wage inflation, higher energy and transportation costs and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended June 30, 2022 was 8.6% of sales compared to 9.4% for the three months ended June 30, 2021. The decrease was primarily due to lower compensation costs due to salaried headcount initiative savings and foreign exchange, partially offset by higher compensation related costs.
Loss on Sale of Business, Net. The loss on sale of business of $0.2 million for the three months ended June 30, 2021 related to the net effect of our 2020 divestitures. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Report for additional information.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the three months ended June 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the three months ended June 30, 2022 was comparable to the three months ended June 30, 2021.
Restructuring. Restructuring charges for the three months ended June 30, 2022 decreased $8.1 million compared to the three months ended June 30, 2021. The decrease was primarily driven by lower restructuring charges in Europe.
Impairment Charges. Non-cash impairment charges for the three months ended June 30, 2022 decreased $0.8 million, primarily due to impairments in Europe in the prior year period.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2022 was comparable to the three months ended June 30, 2021.
Other Expense, Net. Other expense, net, for the three months ended June 30, 2022 decreased $2.9 million compared to the three months ended June 30, 2021, primarily due to the unfavorable impact of foreign exchange.
Income Tax Expense. Income tax expense for the three months ended June 30, 2022 was $2.0 million on losses before income taxes of $32.1 million compared to an income tax benefit of $17.5 million on losses before income taxes of $82.0 million for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differed from the effective tax rate for the three months ended June 30, 2021 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, discrete tax impacts on the gain on sale transaction in Europe, and other tax reserve changes during the three-month period ended June 30, 2022.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Sales
Sales for the six months ended June 30, 2022 increased 1.4%, compared to the six months ended June 30, 2021. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the impact of lessening semiconductor supply issues in the current year, partially offset by the impact of COVID-19 in China and the Ukraine conflict in Europe and net customer price adjustments, including recovery of cost increases). This was partially offset by foreign exchange, and the deconsolidation of a joint venture in the Asia Pacific region. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Total sales	$1,218,901	$1,202,152	$16,749	$64,424	$(32,662)	$(15,013)
* Net of customer price adjustments, including recoveries
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,181,983	$1,134,793	$47,190	$13,588	$(28,035)	$61,637
Gross profit	36,918	67,359	(30,441)	50,836	(4,627)	(76,650)
Gross profit percentage of sales	3.0%	5.6%
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 50% and 47% of total cost of products sold for the six months ended June 30, 2022 and 2021, respectively. The change in the cost of products sold was impacted by commodity inflation, higher volume and mix, higher compensation related costs, increased labor and overhead costs due to inconsistent volume production schedules, and higher energy and transportation costs. These costs were partially offset by foreign exchange, purchasing lean and manufacturing efficiencies, restructuring savings and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the six months ended June 30, 2022 decreased 45.2%, compared to the six months ended June 30, 2021. The change was driven by commodity and wage inflation and the non-recurrence of prior year COVID-19 government incentives. These items were partially offset by volume and mix, net favorable operational performance, lower variable employee compensation expenses, purchasing lean savings, restructuring savings, and the prior year divestiture of our European rubber fluid transfer and specialty sealing businesses and Indian operations.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the six months ended June 30, 2022 was 8.5% of sales compared to 9.0% for the six months ended June 30, 2021. The decrease was primarily due to salaried headcount initiative savings, customer recovery of engineering expense, and foreign exchange, partially offset by higher compensation related costs.
Loss (Gain) on Sale of Business, Net. The gain on sale of business, net of $0.7 million for the six months ended June 30, 2021 related to the net effect of our 2020 divestitures.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the six months ended June 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the six months ended June 30, 2022 was comparable to the six months ended June 30, 2021.

Restructuring. Restructuring charges for the six months ended June 30, 2022 decreased $21.4 million compared to the six months ended June 30, 2021. The decrease was primarily driven by lower restructuring charges in Europe.
Impairment Charges. Impairment charges for the six months ended June 30, 2022 decreased $0.4 million, as compared to the six months ended June 30, 2021. The decrease was driven by lower impairment charges in Europe in the current year period.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2022 was relatively consistent with the prior year period.
Other Expense, Net. Other expense for the six months ended June 30, 2022 decreased $1.0 million compared to the six months ended June 30, 2021, primarily due to favorable foreign currency, offset by a loss on deconsolidation.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2022 was $2.7 million on losses before income taxes of $93.3 million compared to income tax benefit of $16.5 million on losses before income taxes of $115.8 million for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 differed primarily from the effective tax rate for the six months ended June 30, 2021 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, discrete tax impacts of the gain on sale transaction in Europe, and other tax reserve changes during the six-month period ended June 30, 2022.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
Sales

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Sales to external customers
North America	$331,687	$247,525	$84,162	$85,220	$(1,058)	$—
Europe	126,287	132,621	(6,334)	10,499	(16,833)	—
Asia Pacific	85,779	103,915	(18,136)	(6,741)	(4,852)	(6,543)
South America	26,261	14,153	12,108	10,319	1,789	—
Total Automotive	570,014	498,214	71,800	99,297	(20,954)	(6,543)
Corporate, eliminations and other	35,903	34,971	932	2,581	(1,649)	—
Consolidated	$605,917	$533,185	$72,732	$101,878	$(22,603)	$(6,543)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments, including recoveries, was driven by vehicle production volume increases due to the lessening impact of semiconductor-related supply issues, partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi, Korean Won and Brazilian Real.

Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$15,441	$756	$14,685	$34,180	$(723)	$(18,772)
Europe	(15,316)	(14,391)	(925)	11,328	2,096	(14,349)
Asia Pacific	(7,799)	(2,302)	(5,497)	3,862	(2,688)	(6,671)
South America	(1,298)	(726)	(572)	2,967	(2,297)	(1,242)
Total Automotive	(8,972)	(16,663)	7,691	52,337	(3,612)	(41,034)
Corporate, eliminations and other	(1,402)	1,937	(3,339)	2,621	(124)	(5,836)
Consolidated adjusted EBITDA	$(10,374)	$(14,726)	$4,352	$54,958	$(3,736)	$(46,870)
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
•Volume and mix, net of customer price adjustments, including recoveries, was driven by vehicle production volume increases due to a lessening impact on customer production schedules for semi-conductor-related supply issues in the current year period partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi, Korean Won and Brazilian Real.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦ Manufacturing efficiencies and purchasing savings through lean initiatives;
◦Increased compensation-related expenses; and
◦Decreased costs related to ongoing salaried headcount initiatives and restructuring savings.
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
Sales

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Sales to external customers
North America	$653,581	$586,561	$67,020	$68,396	$(1,376)	$—
Europe	257,701	298,397	(40,696)	(14,121)	(26,575)	—
Asia Pacific	189,532	218,140	(28,608)	(8,535)	(5,060)	(15,013)
South America	47,780	29,639	18,141	15,228	2,913	—
Total Automotive	1,148,594	1,132,737	15,857	60,968	(30,098)	(15,013)
Corporate, eliminations and other	70,307	69,415	892	3,456	(2,564)	—
Consolidated	$1,218,901	$1,202,152	$16,749	$64,424	$(32,662)	$(15,013)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments, including recoveries, was driven by vehicle production volume increases due to a lessening impact on customer production schedules for semi-conductor related supply issues in the current year period partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi, Korean Won and Brazilian Real.
Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$32,937	$41,989	$(9,052)	$27,170	$(502)	$(35,720)
Europe	(29,973)	(15,880)	(14,093)	8,260	2,340	(24,693)
Asia Pacific	(8,541)	1,250	(9,791)	4,019	(2,589)	(11,221)
South America	(1,707)	(3,334)	1,627	4,529	1,121	(4,023)
Total Automotive	(7,284)	24,025	(31,309)	43,978	370	(75,657)
Corporate, eliminations and other	(2,945)	(211)	(2,734)	6,858	347	(9,939)
Consolidated adjusted EBITDA	$(10,229)	$23,814	$(34,043)	$50,836	$717	$(85,596)
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
•Volume and mix, net of customer price adjustments, including recoveries, was driven by vehicle production volume increases due to a lessening impact on vehicle manufacturers of the semi-conductor related supply issues partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi, Korean Won and Brazilian Real.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing efficiencies and purchasing savings through lean initiatives;
◦Increased compensation-related expenses; and
◦Decreased costs related to ongoing salaried headcount initiatives and restructuring savings.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures and improving working capital. Based on those actions and current projections of OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital, capital expenditures and debt service requirements for the next twelve months, despite the challenges presented by the COVID-19 pandemic and supply chain issues facing the industry. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors.

Our Term Loan Facility matures on November 2, 2023. The Company has retained Goldman Sachs & Co. LLC as its financial advisor to analyze, evaluate and help arrange a refinancing of the Term Loan Facility and possibly certain other debt instruments. To the extent the Company is not able to refinance its Term Loan Facility prior to the issuance of the financial statements for the year ended December 31, 2022, our independent auditors may issue an audit opinion including an explanatory paragraph that indicates there is substantial doubt about our ability to continue as a going concern. The inclusion of such an explanatory paragraph in the report of our independent auditors would breach a covenant under our Term Loan Facility which, unless cured, would constitute an event of default thereunder. Such an event of default would cause a cross-default or cross-acceleration of other indebtedness. In such a case, the Company would not expect that it would have sufficient liquidity to repay all of its outstanding indebtedness at such time. While there can be no assurance that the Company will be able to refinance its Term Loan Facility on acceptable terms or at all prior to the issuance of the financial statements for the year ended December 31, 2022, the Company believes its actions to improve financial performance, to maintain liquidity and current discussions with certain investors will enable the Company to refinance its Term Loan Facility.
Cash Flows
Operating Activities. Net cash used in operations was $0.2 million for the six months ended June 30, 2022, compared to net cash used in operations of $60.7 million for the six months ended June 30, 2021. The net change was primarily due to the receipt of $51.4 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks.
Investing Activities. Net cash provided by investing activities was $8.4 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $52.6 million for the six months ended June 30, 2021. The change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the six months ended June 30, 2022. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $85 - $95 million on capital expenditures in 2022.
Financing Activities. Net cash used in financing activities totaled $4.1 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $11.7 million for the six months ended June 30, 2021. The outflow in 2022 primarily related to principal payments on debt, while the inflow in 2021 was primarily due to an increase in short-term debt.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of June 30, 2022, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the six months ended June 30, 2022 or 2021.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(33,247)	$(63,611)	$(94,607)	$(97,475)
Income tax expense (benefit)	2,005	(17,459)	2,657	(16,523)
Interest expense, net of interest income	18,454	18,125	36,631	35,909
Depreciation and amortization	31,412	35,444	63,545	68,972
EBITDA	$18,624	$(27,501)	$8,226	$(9,117)
Restructuring charges	3,482	11,631	11,313	32,678
Deconsolidation of joint venture (1)	—	—	2,257	—
Impairment charges (2)	3	841	458	841
Loss (gain) on sale of business, net (3)	—	195	—	(696)
Gain on sale of fixed assets, net (4)	(33,391)	—	(33,391)	—
Lease termination costs (5)	—	108	—	108
Indirect tax adjustments (6)	908	—	908	—
Adjusted EBITDA	$(10,374)	$(14,726)	$(10,229)	$23,814
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
(2)Non-cash impairment charges in 2022 and 2021 related to idle assets in Europe.
(3)During 2021, we recorded subsequent adjustments to the net gain on sale of business, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations.
(4)In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities, and a gain was recognized in the second quarter of 2022.
(5)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842.
(6)Impact of prior period indirect tax adjustments.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 19. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: Volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts, including commodity cost increases and disruptions related to the war in Ukraine and the current COVID-related lockdowns in China; our ability to offset the adverse impact of higher commodity and other costs through negotiations with our customers; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2022, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2022 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2022 through April 30, 2022	706	$6.48	—	$98.7
May 1, 2022 through May 31, 2022	833	5.18	—	98.7
June 1, 2022 through June 30, 2022	471	5.60	—	98.7
Total	2,010		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

August 5, 2022	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)