Form 10-Q
period 2022-09-30
Cooper-Standard Holdings Inc.
filed 2022-11-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2022, there were 17,108,029 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2022

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$657,153	$526,690	$1,876,054	$1,728,842
Cost of products sold	618,594	534,817	1,800,577	1,669,610
Gross profit (loss)	38,559	(8,127)	75,477	59,232
Selling, administration & engineering expenses	44,847	60,367	149,033	168,506
Gain on sale of business, net	—	—	—	(696)
Gain on sale of fixed assets, net	—	—	(33,391)	—
Amortization of intangibles	1,693	1,819	5,176	5,524
Restructuring charges	1,701	1,573	13,014	34,251
Impairment charges	379	1,006	837	1,847
Operating loss	(10,061)	(72,892)	(59,192)	(150,200)
Interest expense, net of interest income	(20,747)	(18,243)	(57,378)	(54,152)
Equity in (losses) earnings of affiliates	(3,391)	(1,114)	(8,193)	65
Other income (expense), net	146	(494)	(2,574)	(4,221)
Loss before income taxes	(34,053)	(92,743)	(127,337)	(208,508)
Income tax (benefit) expense	(833)	32,121	1,824	15,598
Net loss	(33,220)	(124,864)	(129,161)	(224,106)
Net loss attributable to noncontrolling interests	534	1,691	1,868	3,458
Net loss attributable to Cooper-Standard Holdings Inc.	$(32,686)	$(123,173)	$(127,293)	$(220,648)

Loss per share:
Basic	$(1.90)	$(7.20)	$(7.41)	$(12.96)
Diluted	$(1.90)	$(7.20)	$(7.41)	$(12.96)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(33,220)	$(124,864)	$(129,161)	$(224,106)
Other comprehensive income (loss):
Currency translation adjustment	(18,960)	(6,215)	(27,679)	(4,074)
Benefit plan liabilities adjustment, net of tax	2,398	4,978	5,445	8,328
Fair value change of derivatives, net of tax	2,422	(2,132)	3,830	(1,952)
Other comprehensive (loss) income, net of tax	(14,140)	(3,369)	(18,404)	2,302
Comprehensive loss	(47,360)	(128,233)	(147,565)	(221,804)
Comprehensive loss attributable to noncontrolling interests	185	1,916	1,253	3,744
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(47,175)	$(126,317)	$(146,312)	$(218,060)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,177	$248,010
Accounts receivable, net	366,824	317,469
Tooling receivable, net	93,832	88,900
Inventories	195,003	158,075
Prepaid expenses	31,348	26,313
Income tax receivable and refundable credits	12,474	82,813
Other current assets	74,525	73,317
Total current assets	1,005,183	994,897
Property, plant and equipment, net	667,117	784,348
Operating lease right-of-use assets, net	95,803	111,052
Goodwill	141,958	142,282
Intangible assets, net	48,413	60,375
Other assets	143,727	133,539
Total assets	$2,102,201	$2,226,493

Liabilities and Equity
Current liabilities:
Debt payable within one year	$48,890	$56,111
Accounts payable	373,481	348,133
Payroll liabilities	94,712	69,353
Accrued liabilities	130,257	101,466
Current operating lease liabilities	20,172	22,552
Total current liabilities	667,512	597,615
Long-term debt	978,435	980,604
Pension benefits	113,521	129,880
Postretirement benefits other than pensions	40,960	43,498
Long-term operating lease liabilities	79,222	92,760
Other liabilities	47,289	50,776
Total liabilities	1,926,939	1,895,133
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,173,838 shares issued and 17,108,029 shares outstanding as of September 30, 2022, and 19,057,788 shares issued and 16,991,979 outstanding as of December 31, 2021	17	17
Additional paid-in capital	506,971	504,497
Retained (loss) earnings	(101,740)	25,553
Accumulated other comprehensive loss	(224,203)	(205,184)
Total Cooper-Standard Holdings Inc. equity	181,045	324,883
Noncontrolling interests	(5,783)	6,477
Total equity	175,262	331,360
Total liabilities and equity	$2,102,201	$2,226,493
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780
Share-based compensation, net	39,426	—	1,128	—	—	1,128	—	1,128
Net loss	—	—	—	(33,247)	—	(33,247)	(904)	(34,151)
Other comprehensive income (loss)	—	—	—	—	(16,321)	(16,321)	277	(16,044)
Balance as of June 30, 2022	17,101,121	$17	$506,062	$(69,054)	$(209,714)	$227,311	$(5,598)	$221,713
Share-based compensation, net	6,908	—	909	—	—	909	—	909
Net loss	—	—	—	(32,686)	—	(32,686)	(534)	(33,220)
Other comprehensive income (loss)	—	—	—	—	(14,489)	(14,489)	349	(14,140)
Balance as of September 30, 2022	17,108,029	$17	$506,971	$(101,740)	$(224,203)	$181,045	$(5,783)	$175,262

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	45,467	—	952	—	—	952	—	952
Net loss	—	—	—	(33,864)	—	(33,864)	(849)	(34,713)
Other comprehensive loss	—	—	—	—	(4,152)	(4,152)	(252)	(4,404)
Balance as of March 31, 2021	16,942,552	$17	$499,671	$316,406	$(246,048)	$570,046	$15,900	$585,946
Share-based compensation, net	45,962	—	1,677	—	—	1,677	—	1,677
Net loss	—	—	—	(63,611)	—	(63,611)	(918)	(64,529)
Other comprehensive income	—	—	—	—	9,884	9,884	191	10,075
Balance as of June 30, 2021	16,988,514	$17	$501,348	$252,795	$(236,164)	$517,996	$15,173	$533,169
Share-based compensation, net	2,116	—	1,516	—	—	1,516	—	1,516
Net loss	—	—	—	(123,173)	—	(123,173)	(1,691)	(124,864)
Other comprehensive loss	—	—	—	—	(3,144)	(3,144)	(225)	(3,369)
Balance as of September 30, 2021	16,990,630	$17	$502,864	$129,622	$(239,308)	$393,195	$13,257	$406,452
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(129,161)	$(224,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88,997	99,497
Amortization of intangibles	5,176	5,524
Gain on sale of business, net	—	(696)
Gain on sale of fixed assets, net	(33,391)	—
Impairment charges	837	1,847
Share-based compensation expense	2,593	4,781
Equity in losses of affiliates, net of dividends related to earnings	11,195	2,146
Deferred income taxes	(5,478)	9,785
Other	2,383	2,219
Changes in operating assets and liabilities	46,489	(12,485)
Net cash used in operating activities	(10,360)	(111,488)
Investing activities:
Capital expenditures	(58,491)	(75,965)
Proceeds from sale of fixed assets	52,956	3,095
Other	167	35
Net cash used in investing activities	(5,368)	(72,835)
Financing activities:
Principal payments on long-term debt	(3,786)	(4,227)
Decrease in short-term debt, net	(977)	(597)
Taxes withheld and paid on employees' share-based payment awards	(607)	(777)
Other	(688)	884
Net cash used in financing activities	(6,058)	(4,717)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	9,296	7,853
Changes in cash, cash equivalents and restricted cash	(12,490)	(181,187)
Cash, cash equivalents and restricted cash at beginning of period	251,128	443,578
Cash, cash equivalents and restricted cash at end of period	$238,638	$262,391

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$231,177	$248,010
Restricted cash included in other current assets	5,846	961
Restricted cash included in other assets	1,615	2,157
Total cash, cash equivalents and restricted cash	$238,638	$251,128
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2022 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
2. Deconsolidation and Divestiture
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the nine months ended September 30, 2022, the Company recorded a loss of $2,257, included in other income (expense), net in the condensed consolidated statements of operations.
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
Revenue by customer group for the three months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$343,012	$108,628	$129,167	$27,069	$—	$607,876
Commercial	4,132	4,957	326	4	1,725	11,144
Other	3,867	85	—	—	34,181	38,133
Revenue	$351,011	$113,670	$129,493	$27,073	$35,906	$657,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the nine months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$981,131	$354,689	$317,909	$74,838	$—	$1,728,567
Commercial	11,855	16,426	1,114	15	5,047	34,457
Other	11,606	256	2	—	101,166	113,030
Revenue	$1,004,592	$371,371	$319,025	$74,853	$106,213	$1,876,054
Revenue by customer group for the three months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$262,821	$93,766	$109,187	$15,973	$—	$481,747
Commercial	3,341	4,773	337	8	1,333	9,792
Other	4,430	143	2	—	30,576	35,151
Revenue	$270,592	$98,682	$109,526	$15,981	$31,909	$526,690
Revenue by customer group for the nine months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$834,545	$380,519	$325,178	$45,597	$—	$1,585,839
Commercial	11,027	16,125	2,484	23	4,029	33,688
Other	11,581	435	4	—	97,295	109,315
Revenue	$857,153	$397,079	$327,666	$45,620	$101,324	$1,728,842
The passenger and light duty customer group consists of sales to automotive OEMs and automotive suppliers, while the commercial customer group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing, fuel and brake delivery and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$133,347	$91,078	$85,309	$21,654	$—	$331,388
Fuel and brake delivery systems	113,755	19,572	27,540	3,715	—	164,582
Fluid transfer systems	103,909	3,020	16,644	1,704	—	125,277
Other	—	—	—	—	35,906	35,906
Revenue	$351,011	$113,670	$129,493	$27,073	$35,906	$657,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the nine months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$388,244	$298,163	$198,219	$56,999	$—	$941,625
Fuel and brake delivery systems	324,090	64,248	71,768	12,090	—	472,196
Fluid transfer systems	292,258	8,960	49,038	5,764	—	356,020
Other	—	—	—	—	106,213	106,213
Revenue	$1,004,592	$371,371	$319,025	$74,853	$106,213	$1,876,054
Revenue by product line for the three months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$102,636	$75,824	$69,872	$12,114	$—	$260,446
Fuel and brake delivery systems	80,549	18,989	23,446	2,286	—	125,270
Fluid transfer systems	87,407	3,869	16,208	1,581	—	109,065
Other	—	—	—	—	31,909	31,909
Revenue	$270,592	$98,682	$109,526	$15,981	$31,909	$526,690
Revenue by product line for the nine months ended September 30, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$313,985	$310,063	$201,873	$34,921	$—	$860,842
Fuel and brake delivery systems	275,594	73,770	76,981	7,299	—	433,644
Fluid transfer systems	267,574	13,246	48,812	3,400	—	333,032
Other	—	—	—	—	101,324	101,324
Revenue	$857,153	$397,079	$327,666	$45,620	$101,324	$1,728,842
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2022.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2022	December 31, 2021	Change
Contract assets	$3,690	$—	$3,690
Contract liabilities	(13)	(143)	130
Net contract assets (liabilities)	$3,677	$(143)	$3,820

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were current liabilities of $13,968 and $12,045, respectively, and long-term liabilities of $5,733 and $7,214, respectively.
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
Restructuring expense by segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$(66)	$307	$(152)	$3,513
Europe	1,383	1,113	11,518	27,284
Asia Pacific	319	282	1,318	1,265
South America	147	(129)	252	1,858
Total Automotive	1,783	1,573	12,936	33,920
Corporate and other	(82)	—	78	331
Total	$1,701	$1,573	$13,014	$34,251
Restructuring activity for the nine months ended September 30, 2022 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Expense	8,654	4,360	13,014
Cash payments	(15,361)	(2,455)	(17,816)
Foreign exchange translation and other	(2,074)	(517)	(2,591)
Balance as of September 30, 2022	$12,176	$7,015	$19,191
Other exit costs for the nine months ended September 30, 2022 included an immaterial gain on sale of fixed assets related to a closed facility in the Asia Pacific region.
5. Inventories
Inventories consist of the following:

	September 30, 2022	December 31, 2021
Finished goods	$52,462	$43,186
Work in process	47,136	37,045
Raw materials and supplies	95,405	77,844
	$195,003	$158,075

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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$6,954	$7,827	$21,578	$23,258
Short-term lease expense	1,413	1,719	3,558	5,324
Variable lease expense	326	191	792	620
Finance lease expense:
Amortization of right-of-use assets	523	519	1,500	1,586
Interest on lease liabilities	318	356	980	1,094
Total lease expense	$9,534	$10,612	$28,408	$31,882

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,944	$25,641
Operating cash flows for finance leases	988	1,093
Financing cash flows for finance leases	1,488	1,677
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,012	14,968
Finance leases	128	606

Weighted Average Remaining Lease Term (in years)
Operating leases	7.4	7.6
Finance leases	9.1	9.9

Weighted Average Discount Rate
Operating leases	6.1%	5.7%
Finance leases	5.9%	5.8%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

Year	Operating Leases	Finance Leases
Remainder of 2022	$6,567	$756
2023	24,425	3,059
2024	18,619	3,250
2025	15,136	3,274
2026	11,060	3,033
Thereafter	48,714	16,396
Total future minimum lease payments	124,521	29,768
Less imputed interest	(25,127)	(7,015)
Total	$99,394	$22,753
Amounts recognized on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$95,803	$111,052
Current operating lease liabilities	20,172	22,552
Long-term operating lease liabilities	79,222	92,760

Finance Leases
Property, plant and equipment, net	22,260	25,690
Debt payable within one year	2,067	2,153
Long-term debt	20,686	23,590

As of September 30, 2022, the Company had additional leases, primarily for real estate, that had not yet commenced with undiscounted lease payments of approximately $3,163.
7. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30, 2022	December 31, 2021
Land and improvements	$40,889	$44,495
Buildings and improvements	253,181	285,240
Machinery and equipment	1,198,754	1,269,330
Construction in progress	79,252	80,868
	1,572,076	1,679,933
Accumulated depreciation	(904,959)	(895,585)
Property, plant and equipment, net	$667,117	$784,348
During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $379 and $837, respectively, primarily due to idle assets in Europe and North America. The fair value was determined using salvage value. During the three and nine months ended September 30, 2021, the Company recorded impairment charges of $1,006 and $1,847, respectively, due to idle assets, primarily in certain North American and European locations. The fair value was determined using salvage value.
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, which is reflected in the balance sheet as of September 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
In the first quarter of 2022, the Company closed on a sale-leaseback transaction related to one of its European facilities. The sale-leaseback was effective and control transferred to the Company on April 1, 2022. During the nine months ended September 30, 2022, the Company recorded a gain on the sale transaction of $33,391. The transaction included the removal of property, plant and equipment with a gross carrying value of $16,890 and accumulated depreciation of $4,013, which is reflected in the balance sheet as of September 30, 2022.
8. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2022 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2021	$128,246	$14,036	$142,282
Foreign exchange translation	(324)	—	(324)
Balance as of September 30, 2022	$127,922	$14,036	$141,958
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2022.
Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2022 and December 31, 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,210	$(128,099)	$24,111
Other	37,662	(13,360)	24,302
Balance as of September 30, 2022	$189,872	$(141,459)	$48,413

Customer relationships	$154,767	$(126,626)	$28,141
Other	44,955	(12,721)	32,234
Balance as of December 31, 2021	$199,722	$(139,347)	$60,375
The deconsolidation of a joint venture in the first quarter of 2022 included the removal of intangible assets (primarily land use rights) with net carrying value of $5,258, which is reflected in the table above as of September 30, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Debt
A summary of outstanding debt as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Senior Notes	$397,080	$396,544
Senior Secured Notes	243,700	241,683
Term Loan	319,393	321,212
Finance leases	22,753	25,743
Other borrowings	44,399	51,533
Total debt	1,027,325	1,036,715
Less current portion	(48,890)	(56,111)
Total long-term debt	$978,435	$980,604
5.625% Senior Notes due 2026
In November 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on November 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
Debt issuance costs related to the Senior Notes are amortized into interest expense over the term of the Senior Notes. As of September 30, 2022 and December 31, 2021, the Company had $2,920 and $3,456 of unamortized debt issuance costs, respectively, related to the Senior Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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
The Company paid approximately $6,431 of debt issuance costs in connection with the transaction. Additionally, the Senior Secured Notes were issued at a discount of $5,000. As of September 30, 2022 and December 31, 2021, the Company had $3,452 and $4,594 of unamortized debt issuance costs, respectively, and $2,848 and $3,723 of unamortized original issue discount, respectively, related to the Senior Secured Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Senior Secured Notes.
Term Loan Facility

In November 2016, the Company entered into Amendment No. 1 to its senior term loan facility (“Term Loan Facility”), which provides for loans in an aggregate principal amount of $340,000. On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bear interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. The Term Loan Facility matures on November 2, 2023, unless earlier terminated. The Company has retained Goldman Sachs & Co. LLC as its financial advisor to analyze, evaluate and help arrange a refinancing of the Term Loan Facility and possibly certain other debt instruments. The Company’s ability to continue as a going concern is contingent upon its ability to refinance its Term Loan Facility. The Company continues its discussions with certain investors with respect to potential refinancing alternatives. While discussions are ongoing, the Company has not reached an agreement with respect to such a transaction for refinancing its capital structure and there can be no assurances that such an agreement will be reached in the future.
As of September 30, 2022 and December 31, 2021, the Company had $642 and $1,087 of unamortized debt issuance costs, respectively, and $414 and $701 of unamortized original issue discount, respectively, related to the Term Loan Facility, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the Term Loan Facility.

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
As of September 30, 2022, there were no loans outstanding under the ABL Facility. The Company’s borrowing base was $180,000. Net of the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $6,310 of outstanding letters of credit, the Company effectively had $155,690 available for borrowing under its ABL facility.
Any borrowings under the ABL Facility will mature, and the commitments of the lenders under the ABL Facility will terminate, on the earlier of March 24, 2025 or the date 91 days prior to the maturity date of the Term Loan Facility (or another fixed asset facility replacing the Term Loan Facility).
As of September 30, 2022 and December 31, 2021, the Company had $597 and $782, respectively, of unamortized debt issuance costs related to the ABL Facility, which are presented in other assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all covenants of the Senior Notes, Senior Secured Notes, Term Loan Facility and ABL Facility as of September 30, 2022.
Other
Other borrowings as of September 30, 2022 and December 31, 2021 reflect borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021	Input
Forward foreign exchange contracts - other current assets	$3,624	$647	Level 2
Forward foreign exchange contracts - accrued liabilities	(487)	(1,535)	Level 2

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
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes and Term Loan Facility were as follows:

	September 30, 2022	December 31, 2021
Aggregate fair value	$719,807	$899,909
Aggregate carrying value (1)	970,450	973,000
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
Cash Flow Hedges
Forward Foreign Exchange Contracts - The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2022 and December 31, 2021, the notional amount of these contracts was $155,054 and $136,103, respectively, and consisted of hedges of transactions up to December 2023.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Forward foreign exchange contracts	$3,168	$(1,606)	$5,064	$(964)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Forward foreign exchange contracts	$486	$508	$1,048	$1,045

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

	September 30, 2022	December 31, 2021
Off-balance sheet arrangements	$49,155	$52,743
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accounts receivable factored	$89,263	$68,897	$262,145	$286,214
Costs	156	117	395	421
As of September 30, 2022 and December 31, 2021, cash collections on behalf of the Factor that have yet to be remitted were $5,216 and $673, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Pension and Postretirement Benefits Other Than Pensions

The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$193	$658	$223	$878
Interest cost	1,766	690	1,629	659
Expected return on plan assets	(2,323)	(247)	(3,564)	(335)
Amortization of prior service cost and actuarial loss	222	376	418	509
Other	—	—	—	—
Net periodic benefit (income) cost	$(142)	$1,477	$(1,294)	$1,711
	Pension Benefits
	Nine Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$579	$2,071	$669	$2,705
Interest cost	5,298	2,139	4,887	1,967
Expected return on plan assets	(6,969)	(753)	(10,692)	(1,013)
Amortization of prior service cost and actuarial loss	666	1,187	1,254	2,374
Other	—	—	—	125
Net periodic benefit (income) cost	$(426)	$4,644	$(3,882)	$6,158

	Other Postretirement Benefits
	Three Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$22	$56	$26	$91
Interest cost	140	163	133	178
Amortization of prior service credit and actuarial (gain) loss	(394)	41	(349)	191
Net periodic benefit (income) cost	$(232)	$260	$(190)	$460
	Other Postretirement Benefits
	Nine Months Ended September 30,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$66	$171	$78	$274
Interest cost	420	498	399	538
Amortization of prior service credit and actuarial (gain) loss	(1,182)	125	(1,047)	577
Net periodic benefit (income) cost	$(696)	$794	$(570)	$1,389
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other income (expense), net in the condensed consolidated statements of operations for all periods presented.

On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans, and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
termination of the U.S. Pension Plan is expected to take twelve to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. Ultimate settlement of benefit obligations is dependent upon the participants’ elections. As of September 30, 2022 and December 31, 2021, the U.S. Pension Plan was overfunded under U.S. generally accepted accounting principles by $31,307 and $29,804, respectively.
13. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deconsolidation of joint venture (1)	$—	$—	$(2,257)	$—
Foreign currency gains (losses)	649	(1,396)	993	(5,546)
Components of net periodic benefit (cost) income other than service cost	(434)	531	(1,429)	631
Factoring costs	(156)	(117)	(395)	(421)
Miscellaneous income	87	488	514	1,115
Other income (expense), net	$146	$(494)	$(2,574)	$(4,221)
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
Income tax (benefit) expense, loss before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax (benefit) expense	$(833)	$32,121	$1,824	$15,598
Loss before income taxes	(34,053)	(92,743)	(127,337)	(208,508)
Effective tax rate	2%	(35)%	(1)%	(7)%
The effective tax rate for the three and nine months ended September 30, 2022 varied from the effective tax rate for the three and nine months ended September 30, 2021 primarily due to the initial recognition of valuation allowances in the U.S., resulting in tax expense of $31,740 and $13,278 recorded in the three and nine months ended September 30, 2021, respectively, the geographic mix of pre-tax losses, and the inability to record a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances. Additionally the three and nine months ended September 30, 2022 were impacted by discrete tax impacts of the gain on sale-leaseback transaction in Europe, tax reserve changes, and other permanent items.
The income tax rate for the three and nine months ended September 30, 2022 and 2021 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items. Additionally, the income tax rate for the three and nine months ended September 30, 2021 varied from the U.S. statutory rate as a result of the initial recognition of valuation allowances in the U.S.
During the nine months ended September 30, 2022, the Company received $54,273 in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks.

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
Inflation Reduction Action of 2022
On August 16, 2022, the U.S. enacted the Inflation Reduction Action of 2022, which, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on its current analysis of the provisions, the Company does not believe this legislation will have a material impact on its consolidated financial statements, but the Company is continuing to evaluate the implications.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(32,686)	$(123,173)	$(127,293)	$(220,648)

Basic weighted average shares of common stock outstanding	17,218,165	17,097,766	17,181,534	17,027,226
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,218,165	17,097,766	17,181,534	17,027,226

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.90)	$(7.20)	$(7.41)	$(12.96)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.90)	$(7.20)	$(7.41)	$(12.96)
Securities excluded from the calculation of diluted loss per share were approximately 52,000 and 169,000 for the three months ended September 30, 2022 and 2021, respectively, and 52,000 and 159,000 for the nine months ended September 30, 2022 and 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
16. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Foreign currency translation adjustment
Balance at beginning of period	$(147,736)		$(134,377)		$(138,751)		$(136,579)
Other comprehensive loss before reclassifications	(19,309)	(1)	(6,134)	(1)	(28,000)	(1)	(3,932)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		144		(294)		144
Balance at end of period	$(167,045)		$(140,367)		$(167,045)		$(140,367)
Benefit plan liabilities
Balance at beginning of period	$(62,256)		$(102,729)		$(65,303)		$(106,079)
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $70, $27, $(174), and $(250), respectively)	2,227		4,119		4,765		5,160
Amounts reclassified from accumulated other comprehensive loss	171	(2)	859	(3)	680	(4)	3,168	(5)
Balance at end of period	$(59,858)		$(97,751)		$(59,858)		$(97,751)
Fair value change of derivatives
Balance at beginning of period	$278		$942		$(1,130)		$762
Other comprehensive income (loss) before reclassifications (net of tax expense of $419, $154, $500, and $220, respectively)	2,749		(1,760)		4,564		(1,184)
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $159, $136, $314, and $277, respectively)	(327)		(372)		(734)		(768)
Balance at end of period	$2,700		$(1,190)		$2,700		$(1,190)
Accumulated other comprehensive loss, ending balance	$(224,203)		$(239,308)		$(224,203)		$(239,308)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $(24,098) and $(9,265) for the three months ended September 30, 2022 and 2021, respectively, and $(28,333) and $(5,986) for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes the effect of the amortization of actuarial losses of $138, and amortization of prior service cost of $37, net of tax of $4.
(3)Includes the effect of the amortization of actuarial losses of $664, amortization of prior service cost of $41, and impact of curtailment of $193, net of tax of $39.
(4)Includes the effect of the amortization of actuarial losses of $562, and amortization of prior service cost of $130, net of tax of $12.
(5)Includes the effect of the amortization of actuarial losses of $2,916, amortization of prior service cost of $169, and impact of curtailment of $310, net of tax of $227.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
17. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2022, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2022 or 2021.
18. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis.

In February 2022, the Company granted Restricted Stock Units (“RSUs”) and Performance Units (“PUs”). The number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s return on invested capital (“ROIC”) and total shareholder return, which may range from 0% to 200% of the target award amount. The PUs tied to total shareholder return cliff vest at the end of a three-year performance period. The PUs tied to ROIC cliff vest one year after the end of their individual performance periods. The RSUs vest ratably over three years.
Share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PUs	$203	$357	$515	$51
RSUs	476	873	1,097	3,004
Stock options	289	549	981	1,726
Total	$968	$1,779	$2,593	$4,781
19. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2022 and December 31, 2021, the Company had approximately $10,780 and $9,965, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2022			2021
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$351,011	$3,223	$19,401	$270,592	$2,711	$8,817
Europe	113,670	2,142	(10,905)	98,682	1,903	(25,112)
Asia Pacific	129,493	1,065	7,523	109,526	306	(14,274)
South America	27,073	11	766	15,981	—	(3,422)
Total Automotive	621,247	6,441	16,785	494,781	4,920	(33,991)
Corporate, eliminations and other	35,906	(6,441)	3,720	31,909	(4,920)	132
Consolidated	$657,153	$—	$20,505	$526,690	$—	$(33,859)

	Nine Months Ended September 30,
	2022			2021
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$1,004,592	$9,500	$52,338	$857,153	$7,484	$50,806
Europe	371,371	6,052	(40,878)	397,079	7,718	(40,992)
Asia Pacific	319,025	2,598	(1,018)	327,666	1,794	(13,024)
South America	74,853	16	(941)	45,620	15	(6,756)
Total Automotive	1,769,841	18,166	9,501	1,627,518	17,011	(9,966)
Corporate, eliminations and other	106,213	(18,166)	775	101,324	(17,011)	(79)
Consolidated	$1,876,054	$—	$10,276	$1,728,842	$—	$(10,045)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$20,505	$(33,859)	$10,276	$(10,045)
Restructuring charges	(1,701)	(1,573)	(13,014)	(34,251)
Deconsolidation of joint venture	—	—	(2,257)	—
Impairment charges	(379)	(1,006)	(837)	(1,847)
(Loss) gain on sale of business, net	—	—	—	696
Gain on sale of fixed assets, net	—	—	33,391	—
Lease termination costs	—	(322)	—	(430)
Indirect tax and customs adjustments	(569)	—	(1,477)	—
EBITDA	$17,856	$(36,760)	$26,082	$(45,877)
Income tax expense	833	(32,121)	(1,824)	(15,598)
Interest expense, net of interest income	(20,747)	(18,243)	(57,378)	(54,152)
Depreciation and amortization	(30,628)	(36,049)	(94,173)	(105,021)
Net loss attributable to Cooper-Standard Holdings Inc.	$(32,686)	$(123,173)	$(127,293)	$(220,648)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	September 30, 2022	December 31, 2021
Segment assets:
North America	$900,990	$885,517
Europe	364,208	372,097
Asia Pacific	437,627	510,524
South America	78,142	61,479
Total Automotive	1,780,967	1,829,617
Corporate, eliminations and other	321,234	396,876
Consolidated	$2,102,201	$2,226,493

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
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 83% of our sales in 2021 made directly to major OEMs. We operate our automotive business along the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2021, global automotive production was negatively impacted by lingering impacts of the COVID-19 pandemic and broad supply chain challenges stemming, in part, from a sharp rebound in overall industrial demand. In 2022, rising inflation, interest rates and continuing supply chain challenges are contributing to global economic uncertainty. In addition, recent pandemic related restrictions imposed in certain large population centers in China, the threat of additional lockdowns, and continuing military actions in Eastern Europe are having broad negative impacts on key sectors of the global economy.
In North America, U.S. consumer confidence has trended downward since the second quarter of 2021. Key drivers of the decline are significant inflation, continuing supply chain disruptions and rising interest rates. Geopolitical tensions and uncertainty surrounding the upcoming mid-term elections in the United States are also important factors. However, low unemployment rates, rising wages, continued government spending and private spending related to pent-up consumer demand continue to support economic growth. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 1.6 percent, 3.3 percent and 2.1 percent, respectively, in 2022 with growth expectations moderating to 1.0 percent, 1.3 percent and 1.2 percent, respectively, in 2023.
In Europe, the war in Ukraine, related sanctions imposed on Russia and infrastructure disruptions are having a dramatic impact on energy prices and energy security. This is translating into lower output and higher inflation for most Eurozone countries. Supply chain disruptions have also hurt certain industries including the automobile sector, with the war and sanctions hindering the production of key input materials. With the European Central Bank having ended stimulative asset purchases and aggressively raising policy interest rates to stem inflation, economic growth is expected to moderate in the fourth quarter of 2022. Economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 3.1 percent for the full year 2022 but just 0.5 percent in 2023.
In the Asia Pacific region, the combination of more transmissible variants and the strict zero-COVID strategy in China has led to repeated mobility restrictions and localized lockdowns that have weighed on economic activity and private consumption. Moreover, real estate investment in China, once a key driver of economic growth, has slowed significantly. However, higher infrastructure investment and government spending are expected to support growth for the remainder of 2022 and into 2023. Economists at the IMF are expecting the Chinese economy to grow 4.3 percent in 2022, with expected growth moderating to just 2.6 percent in 2023.
In South America, the Brazilian economy continues to expand amid fiscal support and the lessening impact of the COVID-19 pandemic. Increasing exports of goods and services have provided strong support and the unemployment rate remains low. Certain fiscal interventions such as recently enacted tax cuts and fuel subsidies have provided stimulative support to the Brazilian economy in the second half of 2022 but may expire following the runoff presidential elections in late October. This would likely result in slower economic growth rates going forward. Economists at the IMF are now estimating the Brazilian economy will grow 2.9 percent for the full year 2022, with growth moderating to just 0.7 percent in 2023. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
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
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to the COVID-19 pandemic. Beginning in the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors, but have improved sequentially quarter over quarter. In 2022, disruptions stemming from the Russia-Ukraine crisis and lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai have further exacerbated supply chain disruptions and vehicle production levels. We continue to collaborate closely with our customers to minimize production inefficiencies while supporting their needs.
Light vehicle production in certain regions for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions of units)	2022(1)	2021(1)	% Change	2022(1)	2021(1)	% Change
North America	3.7	3.0	24.2%	10.8	9.8	10.6%
Europe	3.6	3.0	20.3%	11.5	11.9	(3.3)%
Asia Pacific	12.5	9.6	29.9%	34.1	31.0	9.9%
Greater China	7.2	5.5	31.2%	19.0	17.1	10.9%
South America	0.8	0.6	33.4%	2.1	1.9	10.0%
(1)Production data based on S&P Global (formerly IHS Markit), October 2022.
In all regions, production volumes were impacted by the global shortage of semiconductors which began in the first quarter of 2021 and deteriorated thereafter throughout the year. Production stoppages related to semiconductor and other supply chain shortages continued into 2022, but have improved sequentially quarter over quarter. In Europe, vehicle production in the nine months ended September 30, 2022 was negatively impacted by additional supply chain issues related to the Russia-Ukraine crisis.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(dollar amounts in thousands)
Sales	$657,153	$526,690	$130,463	$1,876,054	$1,728,842	$147,212
Cost of products sold	618,594	534,817	83,777	1,800,577	1,669,610	130,967
Gross profit (loss)	38,559	(8,127)	46,686	75,477	59,232	16,245
Selling, administration & engineering expenses	44,847	60,367	(15,520)	149,033	168,506	(19,473)
Gain on sale of business, net	—	—	—	—	(696)	696
Gain on sale of fixed assets, net	—	—	—	(33,391)	—	(33,391)
Amortization of intangibles	1,693	1,819	(126)	5,176	5,524	(348)
Restructuring charges	1,701	1,573	128	13,014	34,251	(21,237)
Impairment charges	379	1,006	(627)	837	1,847	(1,010)
Operating loss	(10,061)	(72,892)	62,831	(59,192)	(150,200)	91,008
Interest expense, net of interest income	(20,747)	(18,243)	(2,504)	(57,378)	(54,152)	(3,226)
Equity in (losses) earnings of affiliates	(3,391)	(1,114)	(2,277)	(8,193)	65	(8,258)
Other income (expense), net	146	(494)	640	(2,574)	(4,221)	1,647
Loss before income taxes	(34,053)	(92,743)	58,690	(127,337)	(208,508)	81,171
Income tax (benefit) expense	(833)	32,121	(32,954)	1,824	15,598	(13,774)
Net loss	(33,220)	(124,864)	91,644	(129,161)	(224,106)	94,945
Net loss attributable to noncontrolling interests	534	1,691	(1,157)	1,868	3,458	(1,590)
Net loss attributable to Cooper-Standard Holdings Inc.	$(32,686)	$(123,173)	$90,487	$(127,293)	$(220,648)	$93,355

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Sales

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Total sales	$657,153	$526,690	$130,463	$168,724	$(32,114)	$(6,147)
* Net of customer price adjustments, including recoveries

Sales for the three months ended September 30, 2022 increased 24.8%, compared to the three months ended September 30, 2021. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the impact of lessening semiconductor supply issues in the current year) and net customer price adjustments including recovery of cost increases. This was partially offset by the negative impact of foreign exchange, and the deconsolidation of a joint venture in the Asia Pacific region. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$618,594	$534,817	$83,777	$100,132	$(30,584)	$14,229
Gross profit	38,559	(8,127)	46,686	68,592	(1,530)	(20,376)
Gross profit percentage of sales	5.9%	(1.5)%
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 52% and 47% of total cost of products sold for the three months ended September 30, 2022 and 2021, respectively. The change in cost of products sold was impacted by higher volume and mix, commodity inflation, higher labor and overhead costs due to inconsistent volume production schedules, higher compensation related costs, and higher energy and transportation costs. These costs were partially offset by foreign exchange, manufacturing efficiencies, purchasing lean savings, restructuring savings and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the three months ended September 30, 2022 increased $46.7 million, compared to the three months ended September 30, 2021. The change was driven by volume and mix, net customer price adjustments including recovery of cost increases, manufacturing efficiencies, purchasing lean savings and restructuring savings, partially offset by commodity and wage inflation, higher compensation related costs, higher energy and transportation costs and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended September 30, 2022 was 6.8% of sales compared to 11.5% for the three months ended September 30, 2021. The decrease was primarily due to the non-recurrence of a prior year credit loss, salaried headcount initiative savings and foreign exchange partially offset by higher compensation related costs.
Amortization of Intangibles. Intangible amortization for the three months ended September 30, 2022 was comparable to the three months ended September 30, 2021.
Restructuring. Restructuring charges for the three months ended September 30, 2022 was comparable to the three months ended September 30, 2021.
Impairment Charges. Non-cash impairment charges for the three months ended September 30, 2022 decreased $0.6 million compared to the three months ended September 30, 2021, primarily due to impairments in Europe in the prior year period.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2022 increased $2.5 million compared to the three months ended September 30, 2021, primarily due to an increase in interest rates on variable rate debt.
Other Income, Net. Other income, net, for the three months ended September 30, 2022 increased $0.6 million compared to the three months ended September 30, 2021, primarily due to the favorable impact of foreign exchange.
Income Tax Expense. Income tax benefit for the three months ended September 30, 2022 was $0.8 million on losses before income taxes of $34.1 million compared to an income tax expense of $32.1 million on losses before income taxes of $92.7 million for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 differed from the effective tax rate for the three months ended September 30, 2021 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items during the three-month period ended September 30, 2022. Additionally, a discrete expense of $31.7 million for the initial recognition of valuation allowance against net deferred tax assets in the U.S. was recorded in the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Sales
Sales for the nine months ended September 30, 2022 increased 8.5%, compared to the nine months ended September 30, 2021. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the impact of lessening semiconductor supply issues in the current year partially offset by the impact of COVID-19 in China and the Ukraine conflict in Europe) and net customer price adjustments including recovery of cost increases. This was partially offset by foreign exchange, and the deconsolidation of a joint venture in the Asia Pacific region. See Note 2. “Deconsolidation and Divestiture” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Total sales	$1,876,054	$1,728,842	$147,212	$233,148	$(64,776)	$(21,160)
* Net of customer price adjustments, including recoveries
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Increases / (Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,800,577	$1,669,610	$130,967	$113,720	$(58,619)	$75,866
Gross profit	75,477	59,232	16,245	119,428	(6,157)	(97,026)
Gross profit percentage of sales	4.0%	3.4%
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 51% and 47% of total cost of products sold for the nine months ended September 30, 2022 and 2021, respectively. The change in the cost of products sold was impacted by higher volume and mix, commodity inflation, increased labor and overhead costs due to inconsistent volume production schedules, higher compensation related costs and higher energy and transportation costs. These costs were partially offset by foreign exchange, manufacturing efficiencies, purchasing lean savings, restructuring savings and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the nine months ended September 30, 2022 increased 27.4%, compared to the nine months ended September 30, 2021. The change was driven by volume and mix net of customer price reductions including recovery of cost increases, manufacturing efficiencies, purchasing lean savings and restructuring savings. These items were partially offset by commodity and wage inflation, higher compensation related costs and the negative impact of foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Sales, administration and engineering expense for the nine months ended September 30, 2022 was 7.9% of sales compared to 9.7% for the nine months ended September 30, 2021. The decrease was primarily due the non-recurrence of a prior year credit loss, salaried headcount initiative savings, customer recovery of engineering expense, and foreign exchange, partially offset by higher compensation related costs.
Gain on Sale of Business, Net. The gain on sale of business, net of $0.7 million for the nine months ended September 30, 2021 related to the net effect of our 2020 divestitures.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the nine months ended September 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the nine months ended September 30, 2022 was comparable to the nine months ended September 30, 2021.

Restructuring. Restructuring charges for the nine months ended September 30, 2022 decreased $21.2 million compared to the nine months ended September 30, 2021. The decrease was primarily driven by lower restructuring charges in Europe.
Impairment Charges. Impairment charges for the nine months ended September 30, 2022 decreased $1.0 million, as compared to the nine months ended September 30, 2021. The decrease was driven by lower impairment charges in Europe in the current year period.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2022 increased $3.2 million compared to the nine months ended September 30, 2022, primarily due to an increase in interest rates on variable rate debt.
Other Expense, Net. Other expense for the nine months ended September 30, 2022 decreased $1.6 million compared to the nine months ended September 30, 2021, primarily due to favorable foreign currency, offset by a loss on deconsolidation.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2022 was $1.8 million on losses before income taxes of $127.3 million compared to income tax expense of $15.6 million on losses before income taxes of $208.5 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 differed primarily from the effective tax rate for the nine months ended September 30, 2021 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, discrete tax impacts of the gain on sale transaction in Europe, other tax reserve changes, and other permanent items during the nine months ended September 30, 2022. Additionally, a discrete expense of $13.3 million for the initial recognition of valuation allowance against net deferred tax assets in the U.S. was recorded in the nine months ended September 30, 2021.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
Sales

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Sales to external customers
North America	$351,011	$270,592	$80,419	$80,840	$(421)	$—
Europe	113,670	98,682	14,988	34,726	(19,738)	—
Asia Pacific	129,493	109,526	19,967	35,932	(9,818)	(6,147)
South America	27,073	15,981	11,092	11,129	(37)	—
Total Automotive	621,247	494,781	126,466	162,627	(30,014)	(6,147)
Corporate, eliminations and other	35,906	31,909	3,997	6,097	(2,100)	—
Consolidated	$657,153	$526,690	$130,463	$168,724	$(32,114)	$(6,147)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the lessening impact of semiconductor-related supply issues.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi and Korean Won.

Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$19,401	$8,817	$10,584	$29,273	$(1,355)	$(17,334)
Europe	(10,905)	(25,112)	14,207	16,942	1,205	(3,940)
Asia Pacific	7,523	(14,274)	21,797	10,612	(10)	11,195
South America	766	(3,422)	4,188	2,750	1,060	378
Total Automotive	16,785	(33,991)	50,776	59,577	900	(9,701)
Corporate, eliminations and other	3,720	132	3,588	9,015	28	(5,455)
Consolidated adjusted EBITDA	$20,505	$(33,859)	$54,364	$68,592	$928	$(15,156)
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to a lessening impact on customer production schedules for semiconductor-related supply issues in the current year period.
•The impact of foreign currency exchange was primarily related to the Euro and Brazilian Real, partially offset by the Mexican Peso.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing efficiencies and purchasing savings through lean initiatives;
◦Increased compensation-related expenses; and
◦Decreased costs related to ongoing salaried headcount initiatives and restructuring savings.
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
Sales

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Deconsolidation
	(dollar amounts in thousands)
Sales to external customers
North America	$1,004,592	$857,153	$147,439	$149,236	$(1,797)	$—
Europe	371,371	397,079	(25,708)	20,605	(46,313)	—
Asia Pacific	319,025	327,666	(8,641)	27,397	(14,878)	(21,160)
South America	74,853	45,620	29,233	26,357	2,876	—
Total Automotive	1,769,841	1,627,518	142,323	223,595	(60,112)	(21,160)
Corporate, eliminations and other	106,213	101,324	4,889	9,553	(4,664)	—
Consolidated	$1,876,054	$1,728,842	$147,212	$233,148	$(64,776)	$(21,160)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to a lessening impact on customer production schedules for semiconductor related supply issues in the current year period partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.

•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi and Korean Won.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2022	2021	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$52,338	$50,806	$1,532	$56,443	$(1,857)	$(53,054)
Europe	(40,878)	(40,992)	114	25,202	3,545	(28,633)
Asia Pacific	(1,018)	(13,024)	12,006	14,631	(2,599)	(26)
South America	(941)	(6,756)	5,815	7,279	2,181	(3,645)
Total Automotive	9,501	(9,966)	19,467	103,555	1,270	(85,358)
Corporate, eliminations and other	775	(79)	854	15,873	375	(15,394)
Consolidated adjusted EBITDA	$10,276	$(10,045)	$20,321	$119,428	$1,645	$(100,752)
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to a lessening impact on vehicle manufacturers of the semiconductor related supply issues partially offset by the impact of COVID-19 shutdowns in China and the Ukraine conflict in Europe.
•The impact of foreign currency exchange was primarily related to the Euro and Brazilian Real partially offset by the Mexican Peso, Chinese Renminbi and Korean Won.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing efficiencies and purchasing savings through lean initiatives;
◦Increased compensation-related expenses; and
◦Decreased costs related to ongoing salaried headcount initiatives and restructuring savings.
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
The sources to fund our ongoing working capital, capital expenditures, debt service and other funding requirements are a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 9. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors. Based on those actions and current projections of OEM customer production, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements and capital expenditures for the next twelve months, despite the challenges presented by the COVID-19 pandemic and supply chain issues facing the industry. Our ability to meet our debt service requirements for the next twelve months is contingent upon our ability to refinance our Term Loan Facility.

Our Term Loan Facility matures on November 2, 2023. The Company has retained Goldman Sachs & Co. LLC as its financial advisor to analyze, evaluate and help arrange a refinancing of the Term Loan Facility and possibly certain other debt instruments. To the extent the Company is not able to refinance its Term Loan Facility prior to the issuance of the financial statements for the year ended December 31, 2022, our independent auditors may issue an audit opinion including an explanatory paragraph that indicates there is substantial doubt about our ability to continue as a going concern. The inclusion of such an explanatory paragraph in the report of our independent auditors would breach a covenant under our Term Loan Facility which, unless cured, would constitute an event of default thereunder. Such an event of default would cause a cross-default or cross-acceleration of other indebtedness. In such a case, the Company would not expect that it would have sufficient liquidity to repay all of its outstanding indebtedness at such time. The Company continues its discussions with certain investors with respect to potential refinancing alternatives. While discussions are ongoing, the Company has not reached an agreement with respect to such a transaction for refinancing its capital structure and there can be no assurances that such an agreement will be reached in the future.
Cash Flows
Operating Activities. Net cash used in operations was $10.4 million for the nine months ended September 30, 2022, compared to net cash used in operations of $111.5 million for the nine months ended September 30, 2021. The net change was primarily due to improved operating results and the receipt of $54.3 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks.
Investing Activities. Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $72.8 million for the nine months ended September 30, 2021. The change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the nine months ended September 30, 2022 along with reduced capital spending in 2022. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $80 - $90 million on capital expenditures in 2022.
Financing Activities. Net cash used in financing activities totaled $6.1 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $4.7 million for the nine months ended September 30, 2021. The outflow in 2022 was relatively consistent with the outflow in 2021.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of September 30, 2022, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2022 or 2021.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(32,686)	$(123,173)	$(127,293)	$(220,648)
Income tax (benefit) expense	(833)	32,121	1,824	15,598
Interest expense, net of interest income	20,747	18,243	57,378	54,152
Depreciation and amortization	30,628	36,049	94,173	105,021
EBITDA	$17,856	$(36,760)	$26,082	$(45,877)
Restructuring charges	1,701	1,573	13,014	34,251
Deconsolidation of joint venture (1)	—	—	2,257	—
Impairment charges (2)	379	1,006	837	1,847
Loss (gain) on sale of business, net (3)	—	—	—	(696)
Gain on sale of fixed assets, net (4)	—	—	(33,391)	—
Lease termination costs (5)	—	322	—	430
Indirect tax and customs adjustments (6)	569	—	1,477	—
Adjusted EBITDA	$20,505	$(33,859)	$10,276	$(10,045)
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
(6)Impact of prior period indirect tax and customs adjustments.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 19. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2022, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 17. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2022 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2022 through July 31, 2022	2,152	$4.90	—	$98.7
August 1, 2022 through August 31, 2022	255	10.96	—	98.7
September 1, 2022 through September 30, 2022	—	—	—	98.7
Total	2,407		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (interim awards).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

November 2, 2022	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)