Form 10-K
period 2022-12-31
Cooper-Standard Holdings Inc.
filed 2023-02-17
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-36127

COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40300 Traditions Drive
Northville, Michigan 48168
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 596-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	CPS	New York Stock Exchange
Preferred Stock Purchase Rights	_	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2022 was $67,446,941.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 8, 2023 was 17,108,029 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 23,000 employees, including 3,000 contingent workers, with 132 facilities in 21 countries. We are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and the third largest global producer of the types of fluid transfer systems that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 78 manufacturing locations and 54 design, engineering, administrative and logistics locations.
Our organizational structure consists of a global automotive business (“Automotive”) and the Advanced Technology Group (“ATG”). Our business is organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ATG and all other business activities are reported in Corporate, eliminations and other. This operating structure allows us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. On an ongoing basis, we undertake restructuring, expansion and cost reduction initiatives to improve competitiveness.
Approximately 82% of our sales in 2022 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Stellantis, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. The remaining 18% of our 2022 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 440 nameplates globally.
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
In 2018, we established ATG, which incorporated our Industrial and Specialty Group, to accelerate and maximize the value stream of Cooper Standard’s materials science and manufacturing expertise in industrial and specialty markets. We furthered the expansion of our Industrial and Specialty Group through the acquisition of Lauren Manufacturing and Lauren Plastics in 2018, and signed multiple joint development agreements for our Fortrex™ chemistry platform throughout 2018 to 2021. We have also licensed Fortrex™ technology into the footwear industry, with the first mass production programs expected to launch in 2023.
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

Financial Strength:	Execute our strategic initiatives, achieving and maintaining sustainable profit margins and cash flows.

Growth – Building For The Future:	Leverage our materials science and manufacturing expertise. Pursue opportunities for both organic and inorganic growth. Continue to build an exceptional workforce.

World-Class Functional Expertise and Execution:	Attain world-class results across all functions allowing the Company to be the first choice of our stakeholders.

Sustainability:	Deliver value to all our stakeholders through Environmental, Social, and Governance (ESG) initiatives to ensure the long-term sustainability of the Company.
Cooper Standard’s global alignment around these imperatives continues to drive further value in many areas of the business, including:
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company relies upon its CSOS (Cooper Standard Operating System) to fully position the Company for growth and ensure global consistency in engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is especially critical in support of customers’ global platforms that require the same design, quality and delivery standards everywhere across the world. As a result of these initiatives, the Company has leveraged CSOS to drive an average savings from improved operating efficiency of approximately $60 million each of the past five years.
In addition, as part of our continued focus on sustainability and corporate responsibility, in 2021, Cooper Standard formed a Global Sustainability Council to provide executive level oversight for the Company’s sustainability strategy and ensure alignment and integration with business goals and stakeholder priorities. The council maintains a holistic look at the Company’s ESG (environmental, social and governance) initiatives, tracks rapidly-evolving best practices and further develops long-term goals to drive world-class ESG performance.
Cooper Standard continues to progress its diversification strategy through its Advanced Technology Group, which is charged with accelerating and maximizing expertise in the Company’s core process types for applications in the industrial and specialty markets. This business also drives growth and diversification through the Company’s applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials, as well as a significantly reduced carbon footprint.
The Company’s CS Open Innovation is an initiative that aims to position Cooper Standard as the partner of choice for start-ups, universities and other suppliers through a proactive outreach program. The initiative is focused in the areas of materials science, manufacturing and process technology, digital/artificial intelligence and advanced product technology.
Leveraging Technology and Materials Science for Innovative Solutions
We utilize our technical and materials science expertise to provide customers with innovative and sustainable product solutions. Our engineers use the results of advanced computational simulations and incorporate a broad understanding of materials science to design products which meet or exceed our customers’ stringent requirements. We believe our reputation for successful innovation in product design and materials is the reason our customers consult us early in the development and design process of their next generation vehicles or products.
Cooper Standard utilizes its i3 Innovation Process (Imagine, Initiate and Innovate) and CS Open Innovation as mechanisms to capture novel ideas while promoting a culture of innovation. Ideas are carefully evaluated by our global product line teams and Global Technology Council, and those that are selected are put on an accelerated development cycle. We are developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. An example is Fortrex™, the Company’s synthetic elastomer chemistry platform, offering reduced weight while delivering superior material performance and aesthetics. We have also developed several other significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlushSeal™, an advanced integrated solution for frame under glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance; and Easy-Lock™, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles, Cooper Standard has developed innovations to provide lightweight plastic tubing with our PlastiCool® 2000 multilayer tubing, smooth and CVT mid-temperature multilayer tubing, and our next generation Ergo-Lock™ and Ergo-Lock™ + VDA quick connectors for glycol thermal management needs.
Among our newer technologies is Cooper Standard’s artificial intelligence (A.I.)-enhanced development cycle for polymer compounds that has shortened material development times while realizing rapid discovery of new compounds that offer superior performance properties, which yield superior products. We have also developed proprietary technology for A.I.-enhanced processes control improvements. This technology enables full automation of polymer extrusion and other complex continuous processes, reducing process variation (a top driver of scrap), increasing product quality, improving operational metrics and reducing our carbon footprint.
Our innovations are receiving industry recognition. Cooper Standard earned an Environment + Energy Leader Award in 2022 for our Fortrex™ chemistry platform, in addition to being named a General Motors Overdrive Award winner in the category of ‘Sustainability’ in 2021, and a 2018 Automotive News PACE Award winner and a 2018 and 2019 Society of Plastics Engineers Innovation Award finalist. Also, Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards.
Cooper Standard’s fluid handling products were selected as the Society of Plastics Engineers 2022 Automotive Innovation Award winner for the Material category for our innovative battery electric vehicle thermoplastic thermal management solution utilizing PlastiCool® 2000 multilayer tube and Ergo-Lock® connectors.
Leverage Acquisitions and Alliances to Enhance Capabilities and Accelerate Growth
We may, from time to time, consider and selectively pursue complementary acquisitions and joint ventures to enhance our customer base, geographic penetration, scale and technology. Consolidation is an industry trend, which has been encouraged by the OEMs’ desire for global automotive suppliers. We believe we have a strong platform for growth through acquisitions based on our past integration successes, experienced management team, global presence and operational excellence.
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
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements, environmental impact and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance, simplify the manufacturing and assembly process, and help reduce a vehicle’s environmental impact. These are innovations that can be applicable and valuable to virtually any vehicle (including internal combustion, hybrid or battery electric powertrains) or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets. Cooper Standard remains closely aligned with our customers and is prepared to meet their evolving needs as they shift their fleets and offer more electric vehicle (“EV”) options. We are focused on growing our business in the EV segment by leveraging our technology and innovation to provide value-add solutions for increasingly specialized technical requirements.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 92% of our global sales.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2022, 2021 and 2020:
(1) 2020 percentages include FCA and Groupe PSA
Our other customers include OEMs such as Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.

Products
We currently have three distinct product lines: sealing systems; fuel and brake delivery systems; and fluid transfer systems. These products are produced and supplied globally to a broad range of customers in multiple markets. On July 1, 2020, we completed the divestiture of the European rubber fluid transfer and specialty sealing businesses, as well as our Indian operations.
In addition to these product lines, we also sell our core products into other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2022, 2021 and 2020 are as follows:

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
	Products:		–	Obstacle detection sensor system
	–	Fortrex®	–	FlushSeal™ systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Stainless steel trim
	–	Tex-A-Fib (Textured Surface with Cloth Appearance)	–	Frameless Systems

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluid and fluid vapors for fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ break tube coating
	–	Quick connects	–	ArmorTube™ brake tube coating
	–	Low oligomer multi-layer convoluted tube	–	Series 300 and S300LT (low temperature) quick connects
	–	Brake jounce lines	–	Gen III Posi-Lock® quick connects

FLUID TRANSFER SYSTEMS	Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects (SAE and VDA)	–	Charged air cooler ducts/assemblies
	–	Diesel particulate filter (DPF) lines	–	Secondary air hoses
	–	Degas tanks and deaerators	–	Brake and clutch hoses
	–	Charged air cooling (air intake and discharge)	–	Easy-Lock™ quick connect
	–	Transmission Oil Cooling Hoses	–	Ergo-Lock™ VDA quick connect
	–	Multilayer tubing for glycol thermal management	–	Ergo-Lock™ + VDA quick connect
	–	PlastiCool® 5000 high temperature MLT	–	PlastiCool® 2000 multi-layer tubing for glycol thermal management

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
Joint Ventures and Strategic Alliances
Joint ventures represent an important part of our business, both operationally and strategically. We have utilized joint ventures to enter and expand in geographic markets such as China, India and Thailand, to acquire new customers and to develop new technologies. When entering new geographic markets, teaming with a local partner can reduce capital investment by leveraging pre-existing infrastructure. In addition, local partners in these markets can provide knowledge and insight into local practices and access to local suppliers of raw materials and components.

The following table shows our significant unconsolidated joint ventures as of December 31, 2022:

Country	Name	Product Line	Ownership Percentage
Thailand	Nishikawa Tachaplalert Cooper Ltd.	Sealing systems	20%
India	Polyrub Cooper Standard FTS Private Limited	Fluid transfer systems	35%
United States	Nishikawa Cooper LLC	Sealing systems	40%
China	Yantai Leading Solutions Auto Parts Co., Ltd.	Fuel and brake delivery systems	50%
China	Shenya Sealing (Guangzhou) Company Limited	Sealing and fluid transfer systems	51%
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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2022	$80.5	3.2%
2021	$90.0	3.9%
2020	$101.6	4.3%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlushSeal™, Gen III Posi-Lock®, Easy-Lock®, MagAlloy®, Ergo-Lock®, Ergo-Lock® +, PlastiCool® and Fortrex™, help differentiate us and lead customers to seek our partnership.
We also have technology sharing and licensing agreements with various third parties, including Nishikawa Rubber Company, one of our joint venture partners in sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain sealing products. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services. We also have licensing and joint development agreements for commercial applications of our Fortrex™ chemistry platform in non-automotive industries. A joint development agreement has also been put in place for the collaborative creation of novel dynamic fluid control products and systems.

Innovation, Materials, and Product Lifecycle
The international response to risks and opportunities of climate change is transforming our global economy. Our most significant opportunity to contribute to this low-carbon and circular economy is through reducing the environmental impact of our products and manufacturing processes. We purposefully apply sustainable principles in the design and production of our products, reducing the environmental impact from sourcing through end-of-life. These efforts also enable our customers to reduce their environmental impacts.
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
Raw material prices are susceptible to fluctuations which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil and oil-derived commodities, continue to be volatile, which led to extended and magnified increases in these costs in 2022. Current global events continue to add further price pressure and uncertainty to raw material costs for 2023. In addition, we continue to see significant inflationary pressure on wages, energy, transportation and other general costs. It is generally difficult to pass through such increases to our customers. As such, we have implemented strategies with both our suppliers and our customers to help manage these fluctuations. These actions include material index agreements that allow price changes as underlying material costs fluctuate and ongoing dialogue to address non-material inflationary impacts. We have also made process improvements to ensure the efficient use of materials through scrap reduction, as well as standardization of material specifications to maximize leverage over higher volume purchases.
Seasonality
Within the automotive industry, sales to OEMs are lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays, and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry. In 2021, for example, while demand remained strong, production was more volatile due to supply chain disruptions, which resulted in late-notice shutdowns of certain customer facilities for an intermediate period of time. In 2022, disruptions stemming from the Russia-Ukraine crisis and lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai further exacerbated supply chain disruptions and vehicle production levels.
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
Human Capital and Safety
As of December 31, 2022, we had approximately 23,000 employees, including 3,000 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages.

Our people have always been the driving force of value at Cooper Standard. The emergence of new ways of working during the COVID-19 pandemic, a growing international movement for civil rights, and our unwavering dedication to keeping our employees healthy and safe has only made them more critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2022, our internal fill rate was approximately 80%. This metric, which is based on salaried director level positions and above, helps us to understand where employees are advancing in their career and the effectiveness of our internal development programs. For 2022, our voluntary employee turnover rate was approximately 19%. While this metric has increased compared to prior years and despite the current competitive environment for talent, we believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.
In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2022, women made up approximately 38% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 22% of such roles.
Safety continues to be a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world class results for product quality. In 2022, our total incident rate (“TIR”) was 0.33, which represents an Occupational Safety and Health Administration measurement of on-the-job injuries in relation to total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group. Additionally, throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. After the onset of COVID-19, we adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensure a reliable supply of products to our customers. We monitor and track the impact of the pandemic on our employees and within our operations and proactively modify or adopt new practices to promote their health and safety.
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
Environmental, Social and Governance
In 2022, the Company was named to Newsweek’s list of America’s Most Responsible Companies for the fourth consecutive year and was recognized as one of the 2022 World’s Most Ethical Companies by Ethisphere for the third consecutive year. These awards are a further testament to Cooper Standard’s commitment to ESG (environmental, social and governance) topics, including our core value of integrity.
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
Market Data
Some market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as S&P Global and PwC. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third party sources. Although we believe these third party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
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
Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts, including commodity cost increases and disruptions related to the war in Ukraine and the COVID-related lockdowns in China; our ability to offset the adverse impact of higher commodity and other costs through negotiations with our customers; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Operational Risks
Our financial condition and results of operations have been, and may continue to be, adversely affected by a public health issue, such as the COVID-19 pandemic.
We face risks related to public health issues, including epidemics and pandemics such as the global outbreak of COVID-19 and its related variants. The COVID-19 pandemic and preventative measures taken to contain or mitigate the COVID-19 pandemic have caused, and may continue to cause, business slowdowns or shutdowns and significant disruption in the financial markets both in the United States and globally. A resurgence of COVID-19 or a new public health crisis and efforts to contain it (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions), may cause shutdowns of our and our customers’ facilities, increased operating and production costs, disruptions and financial distress in the supply chain, disruptions in our production cycle, lost or absent members of the workforce, a decline in demand due to an economic downturn, and inability to access capital due to disruptions in the global financial markets, materially impacting our financial condition and results of operations.
The full impact of the COVID-19 pandemic or another health crisis on our financial condition and results of operations will depend on various factors, such as the ultimate duration and scope of the health crisis, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the health crisis in our key markets. In particular, the emergence of new variants of COVID-19 could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Further, government-sponsored liquidity or stimulus programs in response to the COVID-19 pandemic may not be available to our customers, suppliers or us and, if available, may nevertheless be insufficient to address the impacts of COVID-19. Therefore, it remains difficult to predict the extent or nature of these impacts at this time. The COVID-19 pandemic or another health crisis may also exacerbate the other risks disclosed in this Item 1A. Risk Factors.
Our business, financial condition and results of operations may be adversely impacted by the effects of inflation.
Inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall cost structure. Other inflationary pressures could affect wages, the cost and availability of components and raw materials and other inputs and our ability to meet customer demand. Inflation may further exacerbate other risk factors, including supply chain disruptions, risks related to international operations and the recruitment and retention of qualified employees. If we are unsuccessful in negotiating pricing adjustments with our customers to raise the prices of our products sufficiently to keep up with the rate of inflation, our profit margins and cash flows may be adversely affected.
Increases in the costs, or reduced availability, of raw materials and manufactured components may adversely affect our profitability.
Raw material costs can be volatile. The principal raw materials to produce our products include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 51% of our total cost of products sold in 2022. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. Further, climate change may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters, which may adversely affect the availability or pricing for certain raw materials including natural rubber. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers. While we entered into index pricing agreements with some of our customers which provide for a price adjustment based on quoted market prices to attempt to address some of these risks (notably with respect to steel and rubber), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. In addition, while the use of index pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price. The recent disruptions to the global supply chain also have had an adverse impact on the cost and availability of raw materials, components, energy and other inputs used in our business, or in the businesses of our customers and suppliers, and has adversely affected and may continue to adversely affect our results of operations, financial condition and business.

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
Material supply shortages experienced by our customers either directly or as a result of a supply shortage at another supplier, such as the semiconductor shortage faced by the automotive industry, have caused customers to halt, delay or limit the purchase of our products, which have adversely affected and may continue to adversely affect our business, results of operations and financial condition.
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
Our operations may also be disrupted by other labor issues, including absenteeism, public health issues, and pandemic-related government restrictions; major equipment failure with prolonged downtime or a complete loss of critical equipment where either no other comparable equipment exists or the remaining equipment does not have enough capacity to pick up the demand; or natural disaster-related plant closures or disruptions. In particular, natural disasters and adverse weather conditions can be caused or exacerbated by climate change.
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
We rely upon information technology networks, systems and processes, including the information technology networks of third parties such as suppliers and joint venture partners, to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Like other public companies, our computer systems and those of our third-party vendors, partners and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations which may cause disruptions to our operations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material cyber-security breach. Over time, however, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A breach of our information technology systems, or those of the third parties on whom we rely, could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and/or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.
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
Pricing pressures may adversely affect our business.
Vehicle manufacturers often seek price reductions in both the initial bidding process and during the term of the contract. Price reductions historically have adversely impacted our sales and profit margins and may do so in the future. If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a negative impact on our financial condition.
Our business could be adversely affected if we lose any of our largest customers or significant platforms.
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM, and Stellantis, on a worldwide basis represented approximately 58% of our sales for the year ended December 31, 2022. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2022, approximately 77% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:
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
•disease, pandemics or other severe public health events; and
•exposure to local political or social unrest including resultant acts of war, terrorism, or similar events, including the war in Ukraine and the related sanctions imposed on Russia.
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
Financial Risks
The risks of the COVID-19 pandemic and global supply chain disruptions present significant risks to our liquidity.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the effects of the COVID-19 pandemic and global supply chain disruptions on our customers and their production rates, the costs of raw materials, the state of the overall automotive industry, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and cash flows and our credit ratings. In particular, the global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production, and business conditions may vary significantly from period to period or region to region. In 2021, global automotive production was negatively impacted by lingering impacts of the COVID-19 pandemic and broad supply chain challenges stemming, in part, from a sharp rebound in overall industrial demand. In 2022, rising inflation, interest rates and continuing supply chain challenges are contributing to global economic uncertainty. In addition, recent pandemic-related restrictions imposed in certain large population centers in China, the threat of additional lockdowns, and continuing military actions in Eastern Europe are having broad negative impacts on key sectors of the global economy. Our business is also directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely impacted by a series of events in recent years.
Our ability to borrow against our senior asset-based revolving credit facility (the “ABL Facility”) is limited to our borrowing base, which consists primarily of our U.S. and Canadian accounts receivable and inventory. Production shutdowns or disruptions in both the United States and Canada could lead to significant reductions in these working capital balances and significantly decrease our ability to borrow under our ABL Facility.
In addition, if the Company has borrowing availability under its ABL Facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL Facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. As of December 31, 2022, the Company would not have been able to satisfy such covenant, and accordingly, the Company has to manage any borrowings under its ABL Facility to avoid triggering this maintenance covenant, which further constrains its ability to utilize the ABL Facility. The effects of the COVID-19 pandemic and global supply chain disruptions on the Company’s business will adversely impact its ability to satisfy such covenant. As of December 31, 2022, there were no obligations outstanding under the ABL Facility and the Company’s borrowing base was $180.0 million. Net of the greater of 10% of the borrowing base or $15.0 million that cannot be borrowed without triggering the Fixed Charge Coverage Ratio maintenance covenant and $6.8 million of outstanding letters of credit, the Company effectively had $155.2 million available for borrowing under its ABL Facility.
Furthermore, production shutdowns or disruptions will result in working capital swings which could result in increased outflows. As a result of the impacts of the COVID-19 pandemic and global supply chain disruptions, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, our performance, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.
The ongoing situation in Ukraine and Russia and related disruptions could adversely affect our liquidity, business, and results of operations.
In February 2022, Russia launched a large-scale invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia that severely limit, and in some cases, reverse or cancel, business transactions in or involving certain individuals and/or business connected to or associated with Russia and/or Belarus. The Russia-Ukraine war and the resulting sanctions have caused, and are currently expected to continue to cause, significant disruptions to the global financial system, international trade, and the transportation and energy sectors, among others. The impacts of the conflict on the supply chain and commodity prices are expected to be profound and have resulted and may continue to result in substantial inflation in one or more countries (or globally). These and other issues resulting from the global economic slowdown and financial market turmoil have adversely affected and may continue to adversely affect the automotive industry, which may lead to a decline in the general demand for our products and erosion of their procurement or sale prices. We do not have operations in Ukraine or Russia, nor do we sell there. Nonetheless, if the global economic slowdown and the Russia-Ukraine war continue, our liquidity, business, and results of operations may continue to be adversely affected.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a significant amount of indebtedness. As of December 31, 2022, after giving effect to the Refinancing Transactions, we had total indebtedness of $1,056 million. Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
•make it more difficult for us to satisfy our obligations;
•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings accrues interest at variable rates;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our debt, which would reduce the availability of cash to fund working capital, capital expenditures, research and development efforts, acquisitions or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;
•place us at a disadvantage compared to competitors that may have less debt; and
•limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, research and development efforts, debt service requirements, acquisitions and general corporate purposes.
Our ability to make scheduled payments on our debt or to refinance these obligations depends on our financial condition, operating performance and our ability to generate cash in the future. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell material assets, seek additional capital or restructure or refinance our indebtedness, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing the ABL Facility and the indentures governing the 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”) and the 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), may limit or prevent us from taking any of these actions. In addition, a reduction of our credit rating could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. An inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the 5.625% Senior Notes due 2026 (the “2026 Senior Notes”), the First Lien Notes, the Third Lien Notes, or the ABL Facility.
In addition, we and our subsidiaries may be able to incur other substantial additional indebtedness in the future. Although the credit agreement governing the ABL Facility and the indentures governing the First Lien Notes and the Third Lien Notes contain certain limitations on our ability to incur additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent that we incur additional indebtedness or incur such other obligations that may be permitted under our debt instruments, the risks associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
The borrowings under the ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
SOFR and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, to be replaced or disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.
Our debt instruments impose significant operating and financial restrictions on us and our subsidiaries.
The credit agreements governing the ABL Facility and the indentures governing the First Lien Notes and the Third Lien Notes impose significant operating and financial restrictions and limit our ability, among other things, to:
•incur, assume or permit to exist additional indebtedness (including guarantees thereof);
•pay dividends or certain other distributions on our capital stock or repurchase our capital stock
•prepay, redeem or repurchase indebtedness;
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
As a result of these covenants and restrictions (including borrowing base availability), we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities or acquisitions. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants in such agreements. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or if we are unable to refinance such borrowings at all, our financial condition, results of operations and cash flows could be adversely affected.
If there were an event of default under any of the agreements relating to our outstanding indebtedness whether as a result of a payment default, covenant breach or otherwise, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon occurrence of an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could exercise remedies against the collateral securing that indebtedness with the holders of the First Lien Notes receiving full recovery on applicable collateral before the holders of the Third Lien Notes. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, financial condition and results of operation.
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
Impairment charges relating to our goodwill, long-lived assets or intangible assets could adversely affect our results.
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of our reporting units to their related net book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values if indicators of impairment are identified. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results.
Certain of our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2022, our U.S. pension plans were underfunded by $16.3 million and our non-U.S. pension plans (which typically are pay-as-you-go plans) were underfunded by $83.8 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
As further described in Note 13. “Pension” to the consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Report, our Board of Directors approved a resolution to merge certain of the U.S. pension plans, and terminate the resulting merged plan effective December 31, 2022. As part of the termination process, we expect to settle benefit obligations under the terminated plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets, but may also require funding from the Company.
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
Integral to our risk management strategy and due to requirements under certain of our contracts, we procure insurance coverage from third-party insurers. There can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at needed limits. Such circumstances will lead to an increase in both our overall risk exposure and our operational expenses, disrupt the management of our business, and could have a material adverse effect on our business, financial condition and results of our operations.
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
We own or have rights to proprietary technology that is important to our business. We rely on intellectual property laws, patents, trademarks and trade secrets to protect such technology. Such protections, however, vary among the countries in which we market and sell our products, and as a result, we may be unable to prevent third parties from using our intellectual property without authorization. Any infringement or misappropriation of our technology could have an adverse effect on our business and results of operations. We also face exposure to claims by others for infringement of intellectual property rights and could incur significant costs or losses related to such claims. In addition, many of our supply agreements require us to indemnify our customers from third-party infringement claims. These claims, regardless of their merit or resolution, are frequently costly to prosecute, defend or settle and divert the efforts and attention of our management and employees. If any such claim were to result in an adverse outcome, we could be required to take actions which may include: ceasing the manufacture, use or sale of the infringing products; paying substantial damages to third parties, including to customers, to compensate them for the discontinued use of a product or to replace infringing technology with non-infringing technology; or expending significant resources to develop or license non-infringing products, any of which could adversely affect our operations, business and financial condition.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
As of December 31, 2022, our operations were conducted through 132 wholly-owned, leased and consolidated joint venture facilities in 21 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 78 are predominantly manufacturing facilities and 54 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	35	21
	Other (b)	24	1
Asia Pacific	Manufacturing (a)	19	6
	Other (b)	12	—
Europe	Manufacturing (a)	21	14
	Other (b)	18	2
South America	Manufacturing (a)	3	1
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, R&D, administrative and logistics locations.
(*) Excludes 3 unutilized facilities: 1 North America; 1 Europe; 1 South America
Item 3.        Legal Proceedings
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
Holders of Common Stock
As of February 8, 2023, there were approximately 6 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility and our indentures governing our New Notes, 2026 Senior Notes, and 2024 Senior Secured Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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
We did not repurchase any shares during the years ended December 31 2022, 2021, or 2020 under the 2018 Program. As of December 31, 2022, we had approximately $98.7 million of repurchase authorization remaining.

Performance Graph
The following graph compares the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The graph assumes an initial investment of $100 on December 29, 2017 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2022.
Comparison of Cumulative Return

	Ticker	12/29/2017*	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022*
Cooper-Standard Holdings Inc.	CPS	$100.00	$50.71	$27.07	$28.30	$18.29	$7.40
S&P 500	SPX	$100.00	$93.95	$123.37	$145.64	$186.72	$152.51
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$68.31	$90.75	$111.55	$136.22	$92.03
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
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs. In 2022, approximately 82% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 18% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
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
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a defined backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to eight years, although there is no guarantee that this will occur. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform.
In 2022, approximately 57% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.

Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production continued to be negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, while supply chain disruptions show signs of slightly improving, rising interest rates, persistent inflation and continuing military actions in Eastern Europe are contributing to global economic uncertainty and are having broad negative impacts on key sectors of the global economy.
In North America, U.S. consumer confidence has been trending positively since June of 2022 but remains well below historical averages. Key drivers of the improvement in consumer sentiment are modestly lower inflation rates and continued low levels of unemployment, offset by continuing concerns over rising interest rates. Consumer spending, fueled by improving confidence and further drawdown of excess accumulated pandemic savings, and government spending related to infrastructure are expected to drive modest economic growth in the coming year. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 1.4 percent, 1.5 percent and 1.7 percent, respectively, in 2023.
In Europe, the war in Ukraine, related sanctions imposed on Russia, higher energy costs and infrastructure disruptions continue to impact the regional economy. This is translating into lower industrial output, higher inflation and lower average real household income for most Eurozone countries. While the European Central Bank has ended stimulative asset purchases and is continuing to raise policy interest rates to stem inflation, certain countries within the region continue to provide increased fiscal support at the household level to offset the impacts of higher energy costs. In this uncertain environment, economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 0.7 percent in 2023.
In the Asia Pacific region, China has recently ended its strict zero-COVID strategy and has lifted all related restrictive policy measures previously employed to prevent spread of the disease. With mobility restored, pent up consumer demand for both goods and services is expected to boost economic activity in the first half of the 2023. At the same time, demand from external trading partners in Europe and the United States has been resilient and is likely to spur growth in exports. While considerable uncertainty remains in key economic sectors such as real estate, the nation’s leaders have pledged to provide additional monetary and fiscal support as necessary to ensure key economic targets are achieved. Economists at the IMF are expecting the Chinese economy to grow 5.2 percent in 2023.
In South America, the Brazilian economy will likely remain challenged by continued inflation and constraining interest rate policy. Following his election in October 2022, President Lula Da Silva has sought to address deep-rooted social problems and inequities with further expansive fiscal policy and social spending. The increased government spending is expected to spur inflation above 5 percent for the year and will likely force the central bank to maintain benchmark interest rates at high levels to dampen the inflationary pressure. Further, tax increases may be necessary to pay for the spending programs that already exceed strict budget levels. To the positive, the re-opening of the Chinese economy will drive incremental demand for Brazil’s agricultural exports. Economists at the IMF are now estimating the Brazilian economy will grow 1.2 percent in 2023. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of significant events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to the COVID-19 pandemic. Beginning in the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors, but have improved sequentially quarter over quarter. In 2022, disruptions stemming from the Russia-Ukraine crisis and lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai further exacerbated supply chain disruptions and vehicle production levels. We continue to collaborate closely with our customers to minimize production inefficiencies while supporting their needs.
According to the forecasting firm S&P Global (formerly IHS Markit), global light vehicle production was approximately 82.0 million units in 2022. This reflects an increase of approximately 6.2% globally since 2021.

Light vehicle production in certain regions for 2022 and 2021, as well as projections for 2023, are provided in the following table:

(In millions of units)	2023(1)	2022(1)	2021(1)	Projected % Change 2022-2023	% Change 2021-2022
North America	15.1	14.3	13.0	5.4%	9.7%
Europe	16.5	15.7	15.9	5.3%	(1.3)%
Asia Pacific	48.1	46.9	43.6	2.4%	7.7%
Greater China	26.6	26.3	24.8	1.0%	6.1%
South America	3.0	2.8	2.6	6.0%	8.5%
(1) Production data based on S&P Global, January 2023.
In all regions, production volumes were impacted by the global shortage of semiconductors which began in the first quarter of 2021 and deteriorated thereafter throughout the year. Production stoppages related to semiconductor and other supply chain shortages continued into 2022, but have improved sequentially quarter over quarter. In Europe, vehicle production in 2022 was negatively impacted by additional supply chain issues related to the Russia-Ukraine crisis.
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
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in continued pressure on suppliers for price reductions, even in an inflationary environment, which reduces the overall profitability of the industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes. Nonetheless, we continue to negotiate with OEM customers to recover the costs associated with the significant commodity and other inflation that we have incurred during 2022 and anticipate to incur in 2023.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned for the changing environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, including hybrid and electric vehicle (“EV”) architectures.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil-derived commodities, continue to be volatile, which led to extended and magnified increases in these costs in 2021. Current global events continued to add further price pressure and uncertainty to raw material costs in 2022. In addition, we continue to see significant inflationary pressure on wages, energy, transportation and other general costs. As such, we will continue to work on an ongoing basis with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
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
Goodwill. Goodwill is tested for impairment by reporting unit as of October 1 of each year or more frequently if events or circumstances indicate that an impairment may exist. For our goodwill analysis, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. The annual goodwill impairment analysis for 2022 resulted in no impairment for the North America and Industrial Specialty Group reporting units. Additionally, a hypothetical 10 percent decrease in the fair value of these reporting units would not impact our conclusion that goodwill was not impaired. See Note 9. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value of machinery and equipment is based upon either estimated salvage value or estimated orderly liquidation value. Fair value of leased buildings is based on a discounted cash flow approach. Fair value of owned buildings is based on a sales comparison approach or cost approach. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2022, 2021 and 2020, we recorded impairment charges related to buildings and machinery and equipment in North America, Europe, Asia Pacific, and Corporate and other segments. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Experience gains and losses as well as the effects of changes in actuarial assumptions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation or the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan. Our net pension and postretirement benefit costs, which included non-cash net pension curtailment and settlement gains and losses of $2.7 million, were approximately $8.3 million and $0.1 million, respectively, for the year ended December 31, 2022. Note that the curtailment charge resulted from the approved merger and termination of certain U.S. pension plans. See Note. 13 “Pension” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2022 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns. To develop our portfolio of plan assets, we considered the duration of the plan liabilities and gave more weight to fixed-income positions than to public and private equity investments.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2022 were as follows:

	U.S.	Non-U.S.
Discount rate	4.55%	4.45%
Rate of compensation increase	N/A (*)	1.58%
Cash balance interest credit rate	2.41%	N/A
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2022 were as follows:

	U.S.	Non-U.S.
Discount rate	2.84%	2.39%
Expected return on plan assets	3.50%	2.15%
Rate of compensation increase	N/A (*)	2.39%
*As the U.S. plans are frozen, the rate of compensation increase was not applicable.
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2023 net periodic benefit cost	Impact on PBO as of December 31, 2022
1% increase in discount rate	+$0.5 million	-$22.7 million
1% decrease in discount rate	-$0.7 million	+$27.4 million
1% increase in expected return on plan assets	-$2.2 million	—
1% decrease in expected return on plan assets	+$2.2 million	—
Excluding the impact of any potential settlement charges associated with the approved termination of certain U.S. pension plans, aggregate pension net periodic benefit cost is forecasted to be approximately $10.0 million in 2023.

Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligation as of December 31, 2022 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.17%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2028	N/A
Aggregate other postretirement net periodic benefit cost is forecasted to be approximately $0.7 million in 2023.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately $1.0 million and $4.4 million, respectively in 2023.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.2 million in 2023.
Historical Periods
Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2021 for discussion of the Results of Operations, Segment Results of Operations, and Liquidity and Capital Resources for the year ended December 31, 2021 compared to the year ended December 31, 2020, which is incorporated by reference herein.

Results of Operations

	Year Ended December 31,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Sales	$2,525,391	$2,330,191	$195,200
Cost of products sold	2,395,600	2,242,963	152,637
Gross profit	129,791	87,228	42,563
Selling, administration & engineering expenses	199,455	227,110	(27,655)
Gain on sale of business, net	—	(696)	696
Gain on sale of fixed assets, net	(33,391)	—	(33,391)
Amortization of intangibles	6,715	7,347	(632)
Impairment charges	43,710	25,609	18,101
Restructuring charges	18,304	36,950	(18,646)
Operating loss	(105,002)	(209,092)	104,090
Interest expense, net of interest income	(78,514)	(72,511)	(6,003)
Equity in losses of affiliates	(8,817)	(1,728)	(7,089)
Pension settlement and curtailment charges	(2,682)	(1,279)	(1,403)
Other expense, net	(5,485)	(4,842)	(643)
Loss before income taxes	(200,500)	(289,452)	88,952
Income tax expense	17,291	39,392	(22,101)
Net loss	(217,791)	(328,844)	111,053
Net loss attributable to noncontrolling interests	2,407	6,009	(3,602)
Net loss attributable to Cooper-Standard Holdings Inc.	$(215,384)	$(322,835)	$107,451
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021.
Sales

	Year Ended December 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(Dollar amounts in thousands)
Total sales	$2,525,391	$2,330,191	$195,200	$322,259	$(96,418)	$(30,641)
* Net of customer price adjustments, including recoveries

Sales for the year ended December 31, 2022 increased 8.4%, compared to the year ended December 31, 2021. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the impact of lessening semiconductor supply issues in the current year, partially offset by the impact of COVID-19 related shut-downs in China and the Ukraine conflict in Europe) and net customer price adjustments including partial recovery of cost increases. This was partially offset by foreign exchange and the deconsolidation of a joint venture in the Asia Pacific region. See Note 4. “Deconsolidations and Divestitures” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Gross Profit

	Year Ended December 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases**
	(Dollar amounts in thousands)
Cost of products sold	$2,395,600	$2,242,963	$152,637	$155,243	$(84,437)	$81,831
Gross profit	129,791	87,228	42,563	167,016	(11,981)	(112,472)
Gross profit percentage of sales	5.1%	3.7%
* Net of customer price adjustments, including recoveries
** Net of deconsolidation
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2022 increased $152.6 million, or 6.8%, compared to the year ended December 31, 2021. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 47% of total cost of products sold for the years ended December 31, 2022 and December 31, 2021, respectively. The change in the cost of products sold was impacted by higher volume and mix, commodity inflation, increased labor and overhead costs due to inconsistent volume production schedules, higher compensation related costs and higher energy and transportation costs. These costs were partially offset by foreign exchange, manufacturing efficiencies, purchasing lean savings, restructuring savings and the deconsolidation of a joint venture in the Asia Pacific region.
Gross profit for the year ended December 31, 2022 increased $42.6 million compared to the year ended December 31, 2021. As a percentage of sales, gross profit was 5.1% and 3.7% for the years ended December 31, 2022 and 2021, respectively. The change was driven by volume and mix net of customer price reductions including partial recovery of cost increases, manufacturing efficiencies, purchasing lean savings and restructuring savings. These items were partially offset by commodity and wage inflation, higher compensation related costs and the negative impact of foreign exchange.
Selling, Administration and Engineering. Selling, administration and engineering expense for the year ended December 31, 2022 was $199.5 million, or 7.9% of sales, compared to $227.1 million, or 9.7% of sales, for the year ended December 31, 2021. The decrease was primarily due to the non-recurrence of a prior year credit loss, salaried headcount initiative savings, customer recovery of engineering expense, and foreign exchange, partially offset by higher compensation related costs.
Gain on Sale of Business, net. The gain on sale of business of $0.7 million for the year ended December 31, 2021 related to the net effect of our 2020 divestitures.
Gain on Sale of Fixed Assets, net. The gain on sale of fixed assets for the year ended December 31, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the year ended December 31, 2022 was relatively consistent compared to the year ended December 31, 2021.
Impairment Charges. Non-cash asset impairment charges of $43.7 million and $25.6 million for the years ended December 31, 2022 and 2021, respectively, related to property, plant and equipment impairment charges.
Restructuring. Restructuring charges for the year ended December 31, 2022 decreased $18.6 million compared to the year ended December 31, 2021. Our restructuring actions include plant and other facility closures and workforce reductions and are initiated to maintain our competitive footprint or in response to changes in global and regional automotive markets. The decrease was primarily attributable to Europe due to headcount initiatives and footprint rationalization actions that were completed in 2021.

Interest Expense, net. Net interest expense for the year ended December 31, 2022 increased $6.0 million compared to the year ended December 31, 2021, primarily due to an increase in interest rates on variable rate debt.
Pension Settlement and Curtailment Charges. Non-cash pension settlement and curtailment charges of $2.7 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively, related to a curtailment regarding the approved termination of a U.S. pension plan and settlements related to our non-U.S. pension plans. See Note 13. “Pension” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Other Expense, net. Other expense, net for the year ended December 31, 2022 increased $0.6 million compared to the year ended December 31, 2021. The increase was primarily due to higher foreign currency losses in the year ended December 31, 2022, partially offset by benefit related income.
Income Tax Expense. Income tax expense for the year ended December 31, 2022 was $17.3 million on losses before taxes of $200.5 million. This compared to an income tax of $39.4 million on losses before taxes of $289.5 million for the year ended December 31, 2021. The tax expense in 2022 and 2021 differed from the statutory rate primarily due to incremental valuation allowances recorded on tax losses generated in the U.S. and certain foreign jurisdictions, the mix of income between the U.S. and foreign sources, tax credits and incentives, and other nonrecurring discrete items.
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
The following tables presents sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Sales

	Year Ended December 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Deconsolidation
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,341,099	$1,148,257	$192,842	$195,844	$(3,002)	$—
Europe	503,672	518,245	(14,573)	47,557	(62,130)	—
Asia Pacific	443,126	458,306	(15,180)	45,114	(29,653)	(30,641)
South America	100,420	61,713	38,707	34,400	4,307	—
Total Automotive	2,388,317	2,186,521	201,796	322,915	(90,478)	(30,641)
Corporate, eliminations and other	137,074	143,670	(6,596)	(656)	(5,940)	—
Consolidated	$2,525,391	$2,330,191	$195,200	$322,259	$(96,418)	$(30,641)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the lessening impact of semiconductor-related supply issues.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi and Korean Won.

Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2022	2021	Change	Volume / Mix*	Foreign Exchange	Cost Decreases / (Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$70,819	$54,616	$16,203	$77,672	$(3,395)	$(58,074)
Europe	(37,137)	(49,599)	12,462	41,972	1,394	(30,904)
Asia Pacific	1,556	(16,756)	18,312	25,609	(6,042)	(1,255)
South America	97	(9,852)	9,949	10,219	3,072	(3,342)
Total Automotive	35,335	(21,591)	56,926	155,472	(4,971)	(93,575)
Corporate, eliminations and other	2,533	13,557	(11,024)	11,544	371	(22,939)
Consolidated adjusted EBITDA	$37,868	$(8,034)	$45,902	$167,016	$(4,600)	$(116,514)
* Net of customer price adjustments, including recoveries
**Net of deconsolidation
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the lessening impact of semiconductor-related supply issues.
•Foreign currency exchange was impacted by the Chinese Renminbi, Korean Won, Mexican Peso, Canadian Dollar, Euro, Polish Zloty, Czech Koruna and the Brazilian Real.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures debt service and other funding requirements for the foreseeable future, despite the challenges presented by the COVID-19 pandemic and supply chain issues facing the industry.

Cash Flows
Operating Activities. Net cash used in operating activities was $36.2 million for the year ended December 31, 2022, compared to net cash used in operating activities of $115.5 million for the year ended December 31, 2021. The change was primarily due to increased cash earnings, working capital improvements and the receipt of $54.3 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks.
Investing Activities. Net cash used in investing activities was $17.9 million for the year ended December 31, 2022, compared to net cash used in investing activities of $91.3 million for the year ended December 31, 2021. The change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the year ended December 31, 2022 along with reduced capital spending in 2022. We expect reduced capital expenditures will continue in 2023, primarily as part of initiatives to consistently lower overall capital spending. We anticipate that we will spend approximately $70 million to $80 million on capital expenditures in 2023.
Financing Activities. Net cash used in financing activities totaled $4.3 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $3.2 million for the year ended December 31, 2021. The net cash flows associated with financing activities were relatively consistent in 2022 as compared to 2021.
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357.4 million aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357.4 million aggregate principle amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580.0 million aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the ABL Facility and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility (as defined below) at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years.
New Notes
On the Settlement Date, the Issuer issued $580.0 million aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes are senior secured obligations of the Issuer and are guaranteed by CS Intermediate Holdco 1 LLC (“Holdings”), each of the Issuer’s wholly owned domestic subsidiaries that guarantee certain other indebtedness, subject to certain exceptions (the “Domestic Guarantors”), and certain of the Issuer’s wholly owned subsidiaries organized in Costa Rica, France, Mexico, the Netherlands and Romania (the “Foreign Guarantors”). The First Lien Notes are guaranteed by Holdings and the Domestic Guarantors on a senior secured basis and by the Foreign Guarantors on a senior unsecured basis. The guarantees of the subsidiaries organized in France are limited guarantees.
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.

The Issuer may, at its option, redeem all or part of the First Lien Notes prior to maturity at the prices set forth in the First Lien Notes Indenture. Upon the occurrence of certain events constituting a Change of Control (as defined in the First Lien Notes Indenture), the Issuer will be required to make an offer to repurchase all of the First Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The First Lien Notes Indenture contains certain customary covenants that limit the Issuer’s and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur liens on assets; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or make other restricted payments; prepay, redeem or repurchase certain debt; make certain loans and investments; enter into agreements restricting certain subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies. These covenants are subject to a number of important limitations and exceptions. The First Lien Notes Indenture also provides for customary events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding First Lien Notes to be due and payable immediately.
On the Settlement Date, the Issuer issued $357.4 million aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes are senior secured obligations of the Issuer and are guaranteed by Holdings, the Domestic Guarantors, and the Foreign Guarantors. The Third Lien Notes are guaranteed by Holdings and the Domestic Guarantors on a senior secured basis and by the Foreign Guarantors on a senior unsecured basis. The guarantees of the subsidiaries organized in France are limited guarantees.
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
The Issuer may, at its option, redeem all or part of the Third Lien Notes prior to maturity at the prices set forth in the Third Lien Notes Indenture. Upon the occurrence of certain events constituting a Change of Control (as defined in the Third Lien Notes Indenture) occurs, the Issuer will be required to make an offer to repurchase all of the Third Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Third Lien Notes Indenture contains certain customary covenants that limit the Issuer’s and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur liens on assets; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or make other restricted payments; prepay, redeem or repurchase certain debt; make certain loans and investments; enter into agreements restricting certain subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies. These covenants are subject to a number of important limitations and exceptions. The Third Lien Notes Indenture also provides for customary events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding Third Lien Notes to be due and payable immediately.
In connection with the issuance of the New Notes, the First Lien Collateral Agent, the Third Lien Collateral Agent, the collateral agent under the ABL Facility, the Issuer, Holdings and the several other parties named therein entered into the First Lien and Third Lien Intercreditor Agreement, providing for the relative priorities of their respective security interests in the assets securing the First Lien Notes, the Third Lien Notes and the ABL Facility, and certain other matters relating to the administration of security interests.
2026 Senior Notes
On November 2, 2016, the Issuer issued $400.0 million aggregate principal amount of 2026 Senior Notes. On the Settlement Date, in connection with the Refinancing Transactions, the Issuer completed the Exchange Offer and delivered $357.4 million aggregate principal amount of the exchanged 2026 Senior Notes to the trustee for cancellation. Following the completion of the Exchange Offer, $42.6 million aggregate principal amount of the 2026 Senior Notes remain outstanding.
Following receipt of the requisite consents in the Consent Solicitation, on January 20, 2023, the Issuer, the guarantors named therein and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee, entered into a supplemental indenture to the indenture governing the 2026 Senior Notes, which became effective on the Settlement Date. The supplemental indenture provides for the elimination of substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and released and discharged the guarantee of the 2026 Senior Notes by the Company.
The 2026 Senior Notes are guaranteed by each of the Issuer’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility. The Issuer may, at its option, redeem all or part of the 2026 Senior Notes at various points in time prior to maturity, as described in the indenture governing the 2026 Senior Notes. The 2026 Senior Notes will mature on November 15, 2026. Interest on the 2026 Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
2024 Senior Secured Notes
On May 29, 2020, the Issuer issued $250.0 million aggregate principal amount of its 13.000% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”), pursuant to an indenture, dated as of May 29, 2020, by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee. The 2024 Senior Secured Notes would have matured on June 1, 2024. Interest on the 2024 Senior Secured Notes was payable semi-annually in arrears in cash on June 1 and December 1 of each year. Subsequent to the year ended December 31, 2022, in connection with the Refinancing Transactions, the Issuer redeemed all of the outstanding 2024 Senior Secured Notes on the Settlement Date at the redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest thereon.
ABL Facility
On November 2, 2016, Holdings, Cooper-Standard Automotive Inc. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a third amendment and restatement of our ABL Facility. In March 2020, the Borrowers entered into Amendment No. 1 of the Third Amended and Restated Loan Agreement (the “First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180.0 million. In May 2020, the Borrowers entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which Second Amendment modified certain covenants under the ABL Facility. In December 2022, the Borrowers entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on the Settlement Date. The Third Amendment provides for the ABL Facility to be amended to:
•permit the U.S. Borrower to issue the New Notes in the Concurrent Notes Offering and Exchange Offer, including the granting of liens, subject to the restrictions set forth in the ABL Facility;
•provide for certain of the U.S. Borrower’s wholly-owned subsidiaries organized in Costa Rica, France, Mexico, the Netherlands, Romania and certain other jurisdictions specified from time to time to become guarantors under the ABL Facility;
•authorize the collateral agent under the ABL Facility to enter into an intercreditor agreement with the collateral trustees for the New Notes; and
•remove the Dutch Borrower as a borrower under the ABL Facility.
In addition, the ABL Facility provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $280.0 million.
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
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:
•in the case of borrowings by U.S. Borrower, the forward-looking secured overnight funding rate for the applicable interest period (“Term SOFR”) (including a credit spread adjustment of 0.11448% or 0.26161%, depending on the applicable interest period) or the base rate plus, in each case, an applicable margin; or

•in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.
The applicable margin may vary between 2.00% and 2.50% with respect to the Term SOFR or Canadian BA rate-based borrowings and between 1.00% and 1.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
As of December 31, 2022, the Company had $155.2 million in availability under the ABL Facility. As of December 31, 2022 and 2021, the Company had $0.5 million and $0.8 million, respectively, in unamortized debt issuance costs related to the ABL Facility.
Term Loan Facility
On November 2, 2016, Cooper-Standard Automotive Inc., as borrower, entered into the first amendment to its senior term loan facility (the “Term Loan Facility”). The Term Loan Facility provided for loans in an aggregate principal amount of $340.0 million. Subject to certain conditions, the Term Loan Facility, without the consent of the then existing lenders (but subject to the receipt of commitments), could have been expanded (or a new term loan or revolving facility added) by an amount that would not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00, plus $400.0 million, plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness.
On May 2, 2017, CSA U.S. entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bore interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.0% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.5%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum. The Term Loan Facility would have matured on November 2, 2023.
Subsequent to the year ended December 31, 2022, in connection with the Refinancing Transactions, Cooper-Standard Automotive Inc. repaid the Term Loan Facility in full on the Settlement Date and the term Loan Facility was terminated.
For additional information regarding our debt, see Note 10. “Debt” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell accounts receivable from certain European customers through a third-party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2022 and 2021, we had $52.5 million and $52.7 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2022 and 2021, total accounts receivable factored were $355.3 million and $366.9 million, respectively. Costs incurred on the sale of receivables were $0.7 million, $0.5 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing the ABL Facility and the indentures governing the New Notes, the 2026 Senior Notes and the 2024 Senior Secured Notes.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2022, we had approximately $98.7 million of repurchase authorization under the 2018 Program.
We did not make any repurchases under the 2018 Program during the years ended December 31, 2022, 2021 or 2020.

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
The following table summarizes the total amounts due in future periods under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations, on a pro forma basis after giving effect to the Refinancing Transactions, which were completed on January 27, 2023:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Estimated debt obligations (a)	$1,162.1	$51.9	$—	$1,110.2	$—
Estimated interest on debt obligations (b)	369.9	51.6	170.0	148.3	—
Operating lease obligations	122.7	25.8	35.6	20.3	41.0
Finance lease obligations	30.9	3.3	7.1	6.5	14.0
Total	$1,685.6	$132.6	$212.7	$1,285.3	$55.0
(a) Debt obligations include (i) $580.0 million aggregate principal amount of First Lien Notes issued on the Settlement Date, (ii) $357.4 million aggregate principal amount of Third Lien Notes, (iii) $42.6 million aggregate principal amount of 2026 Senior Notes, which remain outstanding following the completion of the Refinancing Transactions and (iv) assumptions around interest paid in payment-in-kind as further described below. The above table gives effect to the full repayment of the Term Loan Facility and the full redemption of the 2024 Senior Secured Notes, each of which occurred on the Settlement Date.
(b) Assumes (i) interest on the Third Lien Notes is fully paid in payment-in-kind for the first four interest payments and (ii) 4.50% of the interest on the First Lien Notes is fully paid in payment-in-kind for the first four interest payments. Payment of interest on the Third Lien Notes and the First Lien Notes in payment-in-kind is at the Company’s discretion.
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2022, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $6.5 million.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $1.0 million and $4.4 million, respectively, in 2023. Our minimum funding requirements after 2023 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.2 million in 2023.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $5.9 million as of December 31, 2022 have been excluded from the contractual obligations table above. See Note 16. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2022 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, Term Loan Facility, 2026 Senior Notes, and 2024 Senior Secured Notes;
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2022	2021	2020
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(215,384)	$(322,835)	$(267,605)
Income tax expense (benefit)	17,291	39,392	(60,847)
Interest expense, net of interest income	78,514	72,511	59,167
Depreciation and amortization	122,476	139,008	154,229
EBITDA	$2,897	$(71,924)	$(115,056)
Restructuring charges	18,304	36,950	39,482
Deconsolidation of joint venture (1)	2,257	—	—
Impairment charges (2)	43,710	25,609	103,887
Gain on sale of business, net (3)	—	(696)	(2,834)
Gain on sale of fixed assets, net (4)	(33,391)	—	—
Lease termination costs (5)	—	748	771
Indirect tax and customs adjustments (6)	1,409	—	—
Pension settlement and curtailment charges (7)	2,682	1,279	184
Project costs (8)	—	—	5,648
Divested noncontrolling interest debt extinguishment	—	—	3,595
Adjusted EBITDA	$37,868	$(8,034)	$35,677
1.Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
2.Non-cash impairment charges in 2022 related to recent operating performance and idle assets in certain locations in North America, Europe and Asia Pacific. Impairment charges in 2021 related to fixed assets and goodwill. Impairment charges in 2020 included impairment of assets held for sale and other impairment charges related to fixed assets and right-of-use operating lease assets, net of portion attributable to our noncontrolling interests.
3.During 2021, the Company recorded subsequent adjustments to the net gain on sale of business, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations. In 2020, the gain on sale of business primarily related to divestitures.
4.In 2022, the Company recognized a gain on a sale-leaseback agreement on one of its European facilities.
5.Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842, Leases.
6.Impact of prior period indirect tax and customs adjustments.
7.Non-cash net pension settlement and curtailment charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
8.Project costs recorded in selling, administration and engineering expense related to acquisitions and divestitures.
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
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2022, the notional amount of these contracts was $135.3 million. As of December 31, 2022, the fair value of the Company’s forward foreign exchange contracts was an asset of $8.6 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2022	December 31, 2021
10% strengthening of U.S. Dollar	($1.6) million	($11.5) million
10% weakening of U.S. Dollar	+ $21.4 million	+ $12.2 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2022, net sales outside of the United States accounted for 77% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts to create fixed interest payments on variable rate debt instruments in order to manage exposure to fluctuations in interest rates. We did not enter into any interest rate swap contracts in 2022. As of December 31, 2022 and 2021, approximately 38.1% and 38.4%, respectively, of our total debt was at variable interest rates. The pre-tax earnings and cash flow impact of a 100 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2022 would be a $3.7 million increase or decrease, respectively, on an annualized basis.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. We did not enter into any commodity derivative instruments in 2022. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of property, plant and equipment

Description of the Matter	As of December 31, 2022, the Company’s property, plant and equipment balance was $643 million. As discussed in Note 8 to the consolidated financial statements, during 2022 the Company recorded property, plant and equipment impairment charges at certain locations within its Europe and North America segments due to recent operating performance. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain assets were impaired. The Company recognized a $40.2 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. The Company determined fair value using estimated orderly liquidation value.
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
Detroit, Michigan
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Detroit, Michigan
February 17, 2023

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Sales	$2,525,391	$2,330,191	$2,375,439
Cost of products sold	2,395,600	2,242,963	2,227,892
Gross profit	129,791	87,228	147,547
Selling, administration & engineering expenses	199,455	227,110	263,611
Gain on sale of business, net	—	(696)	(2,834)
Gain on sale of fixed assets, net	(33,391)	—	—
Amortization of intangibles	6,715	7,347	11,611
Impairment charges	43,710	25,609	104,363
Restructuring charges	18,304	36,950	39,482
Operating loss	(105,002)	(209,092)	(268,686)
Interest expense, net of interest income	(78,514)	(72,511)	(59,167)
Equity in (losses) earnings of affiliates	(8,817)	(1,728)	396
Pension settlement and curtailment charges	(2,682)	(1,279)	(184)
Other expense, net	(5,485)	(4,842)	(2,580)
Loss before income taxes	(200,500)	(289,452)	(330,221)
Income tax expense (benefit)	17,291	39,392	(60,847)
Net loss	(217,791)	(328,844)	(269,374)
Net loss attributable to noncontrolling interests	2,407	6,009	1,769
Net loss attributable to Cooper-Standard Holdings Inc.	$(215,384)	$(322,835)	$(267,605)

Loss per share:
Basic	$(12.53)	$(18.94)	$(15.82)
Diluted	$(12.53)	$(18.94)	$(15.82)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(217,791)	$(328,844)	$(269,374)
Other comprehensive income (loss):
Currency translation adjustment	(18,856)	(2,290)	18,429
Benefit plan liabilities adjustment, net of tax	5,052	40,776	(5,919)
Fair value change of derivatives, net of tax	9,433	(1,892)	410
Other comprehensive (loss) income, net of tax	(4,371)	36,594	12,920
Comprehensive loss	(222,162)	(292,250)	(256,454)
Comprehensive loss attributable to noncontrolling interests	1,991	6,127	694
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(220,171)	$(286,123)	$(255,760)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$186,875	$248,010
Accounts receivable, net	358,700	317,469
Tooling receivable, net	95,965	88,900
Inventories	157,756	158,075
Prepaid expenses	31,170	26,313
Income tax receivable and refundable credits	13,668	82,813
Other current assets	101,515	73,317
Total current assets	945,649	994,897
Property, plant and equipment, net	642,860	784,348
Operating lease right-of-use assets, net	94,571	111,052
Goodwill	142,023	142,282
Intangible assets, net	47,641	60,375
Deferred tax assets	19,852	27,805
Other assets	70,933	105,734
Total assets	$1,963,529	$2,226,493

Liabilities and Equity
Current liabilities:
Debt payable within one year	$54,130	$56,111
Accounts payable	338,210	348,133
Payroll liabilities	99,029	69,353
Accrued liabilities	119,463	101,466
Current operating lease liabilities	20,786	22,552
Total current liabilities	631,618	597,615
Long-term debt	982,054	980,604
Pension benefits	98,481	129,880
Postretirement benefits other than pensions	31,014	43,498
Long-term operating lease liabilities	77,617	92,760
Deferred tax liabilities	7,052	8,414
Other liabilities	34,501	42,362
Total liabilities	1,862,337	1,895,133
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,173,838 shares issued and 17,108,029 outstanding as of December 31, 2022 and 19,057,788 shares issued and 16,991,979 outstanding as of December 31, 2021	17	17
Additional paid-in capital	507,498	504,497
Retained earnings (deficit)	(189,831)	25,553
Accumulated other comprehensive loss	(209,971)	(205,184)
Total Cooper-Standard Holdings Inc. equity	107,713	324,883
Noncontrolling interests	(6,521)	6,477
Total equity	101,192	331,360
Total liabilities and equity	$1,963,529	$2,226,493
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2019	16,842,757	$17	$490,451	$619,448	$(253,741)	$856,175	$19,807	$875,982
Cumulative effect of change in accounting principle	—	—	—	(1,573)	—	(1,573)	—	(1,573)
Share-based compensation, net	54,328	—	8,268	—	—	8,268	—	8,268
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(2,112)	(2,112)
Net loss for 2020	—	—	—	(267,605)	—	(267,605)	(1,769)	(269,374)
Other comprehensive income	—	—	—	—	11,845	11,845	1,075	12,920
Balance as of December 31, 2020	16,897,085	17	498,719	350,270	(241,896)	607,110	17,001	624,111
Share-based compensation, net	94,894	—	5,778	—	—	5,778	—	5,778
Purchase of noncontrolling interest	—	—	—	(1,882)	—	(1,882)	(4,397)	(6,279)
Net loss for 2021	—	—	—	(322,835)	—	(322,835)	(6,009)	(328,844)
Other comprehensive income (loss)	—	—	—	—	36,712	36,712	(118)	36,594
Balance as of December 31, 2021	16,991,979	17	504,497	25,553	(205,184)	324,883	6,477	331,360
Share-based compensation, net	116,050	—	3,001	—	—	3,001	—	3,001
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss for 2022	—	—	—	(215,384)	—	(215,384)	(2,407)	(217,791)
Other comprehensive income (loss)	—	—	—	—	(4,787)	(4,787)	416	(4,371)
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net loss	$(217,791)	$(328,844)	$(269,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	115,761	131,661	142,618
Amortization of intangibles	6,715	7,347	11,611
Gain on sale of business, net	—	(696)	(2,834)
Gain on sale of fixed assets, net	(33,391)	—	—
Impairment charges	43,710	25,609	104,363
Pension settlement and curtailment charges	2,682	1,279	184
Share-based compensation expense	3,259	5,574	10,435
Equity in losses, net of dividends related to earnings	12,450	4,872	6,847
Deferred income taxes	5,653	35,756	(8,722)
Other	(10,887)	3,222	5,232
Changes in operating assets and liabilities:
Accounts and tooling receivable	(65,712)	52,677	94,125
Inventories	(2,221)	(18,527)	(15,236)
Prepaid expenses	(5,658)	2,951	2,099
Income tax receivable and refundable credits	68,251	2,221	(52,374)
Accounts payable	20,591	(25,501)	(18,370)
Payroll and accrued liabilities	46,177	(45,392)	40,413
Other	(25,739)	30,281	(66,951)
Net cash used in operating activities	(36,150)	(115,510)	(15,934)
Investing activities:
Capital expenditures	(71,150)	(96,107)	(91,794)
Proceeds from sale of business, net of cash divested	—	—	(17,006)
Proceeds from sale of fixed assets	53,288	4,615	1,195
Other	(30)	230	725
Net cash used in investing activities	(17,892)	(91,262)	(106,880)
Financing activities:
Proceeds from issuance of long-term debt, net of discount	—	—	245,000
Principal payments on long-term debt	(4,178)	(5,533)	(6,192)
Increase (decrease) in short-term debt, net	4,093	14,935	(22,372)
Debt issuance costs	(4,229)	—	(7,249)
Purchase of noncontrolling interest	—	(6,279)	—
Taxes withheld and paid on employees' share-based payment awards	(607)	(799)	(544)
Contribution from noncontrolling interests and other	655	885	(928)
Net cash (used in) provided by financing activities	(4,266)	3,209	207,715
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(13)	11,113	(3,065)
Changes in cash, cash equivalents and restricted cash	(58,321)	(192,450)	81,836
Cash, cash equivalents and restricted cash at beginning of period	251,128	443,578	361,742
Cash, cash equivalents and restricted cash at end of period	$192,807	$251,128	$443,578
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$186,875	$248,010	$438,438
Restricted cash included in other current assets	4,650	961	4,089
Restricted cash included in other assets	1,282	2,157	1,051
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$192,807	$251,128	$443,578
Supplemental Disclosure:
Cash paid for interest	$80,163	$73,221	$55,685
Cash (received) paid for income taxes, net of refunds	(56,393)	6,741	1,679
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
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of fluid transfer systems. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 78 manufacturing locations and 54 design, engineering, administrative and logistics locations in 21 countries around the world.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain balances in prior periods have been conformed to the current presentation.
Summary of Significant Accounting Policies
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and the wholly-owned and, as applicable, less than wholly-owned subsidiaries controlled by the Company. All material intercompany accounts and transactions have been eliminated. Acquired businesses are included in the consolidated financial statements from the dates of acquisition or when the Company gained control.
The equity method of accounting is followed for investments in which the Company does not have control, but does have the ability to exercise significant influence over operating and financial policies. Generally, this occurs when ownership is between 20% to 50%.
Foreign Currency – The financial statements of foreign subsidiaries are translated to United States (“U.S.”) dollars at the end-of-period exchange rates for assets and liabilities and at a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (“AOCI”). Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term.
Cash and Cash Equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents, for which the book value approximates fair value.
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
The Company receives bank notes from certain of its customers, which are classified as other current assets in the consolidated balance sheets, for certain amounts of accounts receivable, primarily in China. The Company may elect to hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash.
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $17,193 and $20,313 as of December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
Finished goods	$39,202	$43,186
Work in process	40,521	37,045
Raw materials and supplies	78,033	77,844
	$157,756	$158,075
Derivative Financial Instruments – Derivative financial instruments are utilized by the Company to reduce exposure to foreign currency exchange fluctuations. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. The Company does not enter into derivative financial instruments for trading or speculative purposes.
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
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $4,356 and $4,266 as of December 31, 2022 and 2021, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2022 and 2021 was $95,965 and $88,900, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $17,233 and $18,297 as of December 31, 2022 and 2021, respectively.
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
In the fourth quarter of 2022 and 2021, the Company completed a quantitative goodwill impairment assessment, and after evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert quantitatively that the estimated fair value of the North America and Industrial Specialty Group reporting units remained in excess of their carrying values. See Note 9. “Goodwill and Intangible Assets”.
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
The Company usually enters into agreements with customers to produce products at the beginning of a vehicle’s life. Blanket purchase orders received from customers and related documents generally establish the annual terms, including pricing, related to a vehicle model. Although purchase orders do not usually specify quantities, fulfillment of customers’ purchasing requirements can be the Company’s obligation for the entire production life of the vehicle. These agreements generally may be terminated by the customer at any time, but such cancellations have historically been minimal. Customers typically pay for parts based on customary business practices with payment terms generally between 30 and 90 days. The Company has no significant financing arrangements with customers.
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
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $80,528, $89,956 and $101,607 for the years ended December 31, 2022, 2021 and 2020, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2022, which did not have a material impact on its consolidated financial statements:

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
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncement summarized as follows, which is not expected to have a material impact on its consolidated finance statements or disclosures:

Standard	Description	Effective Date
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	Requires enhanced disclosures about a buyer’s use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements.	January 1, 2023
4. Deconsolidations and Divestitures
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the twelve months ended December 31, 2022, the Company recorded a loss of $2,257, included in other expense, net in the consolidated statements of operations.
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
Revenue by customer group for the year ended December 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,309,786	$481,510	$441,841	$100,400	$—	$2,333,537
Commercial	15,518	21,862	1,283	20	6,620	45,303
Other	15,795	300	2	—	130,454	146,551
Revenue	$1,341,099	$503,672	$443,126	$100,420	$137,074	$2,525,391
Revenue by customer group for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,119,736	$496,169	$455,445	$61,683	$—	$2,133,033
Commercial	14,092	21,417	2,855	30	5,165	43,559
Other	14,429	659	6	—	138,505	153,599
Revenue	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
Revenue by customer group for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,110,294	$554,349	$463,586	$60,676	$—	$2,188,905
Commercial	11,291	18,134	4,338	22	3,731	37,516
Other	19,783	14,256	118	56	114,805	149,018
Revenue	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
Substantially all the Company’s revenues are generated from sealing, fuel and brake delivery and fluid transfer systems for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the year ended December 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$516,391	$405,605	$281,848	$77,309	$—	$1,281,153
Fuel and brake delivery systems	432,606	85,400	96,744	15,796	—	630,546
Fluid transfer systems	392,102	12,667	64,534	7,315	—	476,618
Other	—	—	—	—	137,074	137,074
Revenue	$1,341,099	$503,672	$443,126	$100,420	$137,074	$2,525,391
Revenue by product line for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$425,388	$406,677	$287,117	$46,748	$—	$1,165,930
Fuel and brake delivery systems	364,309	94,751	107,137	9,789	—	575,986
Fluid transfer systems	358,560	16,817	64,052	5,176	—	444,605
Other	—	—	—	—	143,670	143,670
Revenue	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
Revenue by product line for the year ended December 31, 2020 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$433,291	$438,012	$298,028	$39,354	$—	$1,208,685
Fuel and brake delivery systems	371,397	95,516	110,403	16,968	—	594,284
Fluid transfer systems	336,680	41,102	59,611	4,432	—	441,825
Other	—	12,109	—	—	118,536	130,645
Revenue	$1,141,368	$586,739	$468,042	$60,754	$118,536	$2,375,439
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in its Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the year ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract (liabilities) assets consisted of the following:

	December 31, 2022	December 31, 2021	Change
Contract assets	$530	$—	$530
Contract liabilities	(15)	(143)	128
Net contract (liabilities) assets	$515	$(143)	$658
Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made. Amounts related to commitments of future payments to customers on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 were current liabilities of $9,325 and $12,045, respectively, and long-term liabilities of $5,899 and $7,214, respectively.
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
Restructuring expense by segment for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
North America	$(96)	$5,710	$16,499
Europe	12,969	27,986	14,573
Asia Pacific	4,695	2,013	4,773
South America	615	580	2,129
Total Automotive	$18,183	$36,289	$37,974
Corporate and other	121	661	1,508
Total	$18,304	$36,950	$39,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for all restructuring initiatives for the years ended December 31, 2022 and 2021 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2020	$15,029	$8,406	$23,435
Expense	32,000	4,950	36,950
Cash payments	(24,820)	(7,952)	(32,772)
Non-cash fixed asset impairments included in expense	—	(214)	(214)
Foreign exchange translation and other	(1,252)	437	(815)
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Expense	12,648	5,656	18,304
Cash payments	(19,186)	(4,560)	(23,746)
Non-cash fixed asset impairments included in expense	—	(362)	(362)
Foreign exchange translation and other	(1,234)	22	(1,212)
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Restructuring expense for the year ended December 31, 2022 primarily includes expenses incurred related to employee separation costs associated with workforce reduction initiatives to optimize the Company’s cost structure. Other exit costs for the year ended December 31, 2022 include an immaterial gain on sale of fixed assets and non-cash fixed asset impairment charges related to closed facilities in the Asia Pacific region.
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
7. Leases
The Company primarily has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, net, current operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s consolidated balance sheets.
Lease right-of-use assets are recognized at commencement date based upon the present value of the remaining future lease payments over the lease term. The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that the Company will exercise the option. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based upon information available at the lease commencement date to determine the present value of the remaining future lease payments.
The Company has lease agreements with lease and non-lease components. For real estate leases, these components are accounted for separately, while for equipment leases, the lease and non-lease components are accounted for as a single lease component.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$28,273	$31,912	$32,053
Short-term lease expense	4,948	6,736	5,069
Variable lease expense	1,136	907	942
Finance lease expense:
Amortization of right-of-use assets	2,017	2,102	2,564
Interest on lease liabilities	1,316	1,444	1,551
Total lease expense	$37,690	$43,101	$42,179
The Company recorded impairment charges of $647 due to the deterioration of financial results at a certain location in North America during the year ended December 31, 2020. The fair value was determined using estimated market rate for the leased right-of-use asset. Additionally, the Company recorded sublease income of $669, $256 and $374 for the years ended December 31, 2022, 2021 and 2020 respectively.
Other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,603	$33,402	$30,830
Operating cash flows for finance leases	1,316	1,440	1,563
Financing cash flows for finance leases	1,958	2,133	2,081
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,326	25,010	50,663
Finance leases	595	644	549

Weighted Average Remaining Lease Term (in years)
Operating leases	7.1	7.5	8.0
Finance leases	8.7	9.7	10.5

Weighted Average Discount Rate
Operating leases	6.1%	5.9%	5.4%
Finance leases	5.9%	5.8%	5.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Future lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Year	Operating Leases	Finance Leases
2023	$25,830	$3,283
2024	19,847	3,509
2025	15,795	3,570
2026	11,428	3,283
2027	8,828	3,207
Thereafter	41,021	14,016
Total future lease payments	$122,749	$30,868
Less imputed interest	(24,346)	(7,103)
Total	$98,403	$23,765
Amounts recognized on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets, net	$94,571	$111,052
Current operating lease liabilities	20,786	22,552
Long-term operating lease liabilities	77,617	92,760

Finance Leases
Property, plant and equipment, net	22,942	25,690
Debt payable within one year	2,228	2,153
Long-term debt	21,537	23,590
As of December 31, 2022, the Company had additional leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $6,472. These leases will commence in 2023 with lease terms up to five years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2022	2021	Useful Lives
Land and improvements	$42,939	$44,495	10 to 25 years
Buildings and improvements	262,694	285,240	10 to 40 years
Machinery and equipment	1,144,310	1,269,330	5 to 10 years
Construction in progress	76,048	80,868
	$1,525,991	$1,679,933
Accumulated depreciation	(883,131)	(895,585)
Property, plant and equipment, net	$642,860	$784,348
For the year ended December 31, 2022, the Company closed on a sale-leaseback transaction related to one of its European facilities and recorded a gain on the sale transaction of $33,391. The transaction included the removal of property, plant and equipment with a gross carrying value of $16,890 and accumulated depreciation of $4,013, which is reflected in the balance sheet as of December 31, 2022.
The Company recorded impairment charges of $40,248 related to machinery and equipment, due to recent operating performance in certain locations in North America and Europe for the year ended December 31, 2022. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded impairment charges of $3,462 due to idle assets, in certain North America, Europe and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Asia Pacific locations, for the year ended December 31, 2022. The fair value was determined using estimated salvage value, which was deemed the highest and best use of the assets.
The deconsolidation of a joint venture during the three months ended March 31, 2022 included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, which is reflected in the balance sheet as of December 31, 2022.
For the year ended December 31, 2021, the Company recorded impairment charges of $20,118 related to machinery and equipment and $1,775 related to a leased building, due to operating performance in certain locations in North America, Europe, and Asia Pacific. The fair value of owned buildings was determined using a value-in-exchange approach while the fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The Company also recorded impairment charges of $3,326 related to equipment no longer being utilized, primarily in certain North America and Europe locations for the year ended December 31, 2021. The fair value of equipment was determined using estimated salvage value.
For the year ended December 31, 2020, the Company recorded impairment charges for property, plant and equipment of $13,084 due to the deterioration of financial results at certain locations in North America, Europe, and Asia Pacific.The Company also recorded impairment charges of $4,162 related to idle assets in certain Europe, Asia Pacific, and Corporate and other locations.
A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2022	2021	2020
North America	$11,140	$8,479	$947
Europe	30,173	9,179	11,938
Asia Pacific	2,359	7,071	4,080
Total Automotive	43,672	24,729	16,965
Corporate and other	38	490	281
Total	$43,710	$25,219	$17,246
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2022 and 2021 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2020	$128,214	$14,036	$142,250
Foreign exchange translation	32	—	32
Balance as of December 31, 2021	$128,246	$14,036	$142,282
Foreign exchange translation	(259)	—	(259)
Balance as of December 31, 2022	$127,987	$14,036	$142,023
The Company performed its annual impairment analysis of goodwill during the fourth quarter of 2022. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The annual impairment analysis resulted in no impairment for 2022.
The Company's annual goodwill impairment analysis for 2021 resulted in an impairment for the Europe reporting unit of $390 for goodwill recorded during 2021 as a result of purchasing a supplier in its Europe reporting unit for an immaterial purchase consideration. The annual impairment analysis for 2021 resulted in no impairment for the North America and Industrial Specialty Group reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2022 and 2021 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,578	$(129,317)	$23,261
Other	38,479	(14,099)	24,380
Balance as of December 31, 2022	$191,057	$(143,416)	$47,641

Customer relationships	$154,767	$(126,626)	$28,141
Other	44,955	(12,721)	32,234
Balance as of December 31, 2021	$199,722	$(139,347)	$60,375

Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2023	$6,965
2024	6,898
2025	6,444
2026	4,703
2027	4,703

10. Debt
A summary of outstanding debt as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Senior Notes	$397,259	$396,544
Senior Secured Notes	244,471	241,683
Term Loan Facility	318,787	321,212
Finance Leases	23,765	25,743
Other borrowings	51,902	51,533
Total debt	1,036,184	1,036,715
Less current portion	(54,130)	(56,111)
Total long-term debt	$982,054	$980,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The principal maturities of debt, at nominal value, as of December 31, 2022 are as follows:

Year	Debt and Finance Lease Obligations*
2023	$374,819
2024	253,540
2025	3,573
2026	403,283
2027	3,207
Thereafter	14,016
Total	$1,052,438
* Inclusive of imputed interest on finance leases
As further described below, the Company refinanced certain of its debt instruments on January 27, 2023. The amounts in the table above do not reflect the impacts of that refinancing. As of December 31, 2022, the maturity date of the Term Loan Facility (as defined below) was November 2, 2023. Accordingly, the principal maturities of debt in 2023 noted in the table above include the Term Loan Facility. However, in accordance with ASC 470, Debt, the amount outstanding on the Term Loan Facility is reflected in long-term debt in the consolidated balance sheet as of December 31, 2022 because the Company refinanced the Term Loan Facility with other long-term debt on January 27, 2023.
The weighted average interest rate of our debt payable within one year was 4.1% as of December 31, 2022 and 3.9% as of December 31, 2021.
Refinancing Transaction
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principle amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principle amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years.
New Notes
On the Settlement Date, the Issuer issued $580,000 aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes are senior secured obligations of the Issuer and are guaranteed by CS Intermediate Holdco 1 LLC (“Holdings”), each of the Issuer’s wholly owned domestic subsidiaries that guarantee certain other indebtedness, subject to certain exceptions (the “Domestic Guarantors”), and certain of the Issuer’s wholly owned subsidiaries organized in Costa Rica, France, Mexico, the Netherlands and Romania (the “Foreign Guarantors”). The First Lien Notes are guaranteed by Holdings and the Domestic Guarantors on a senior secured basis and by the Foreign Guarantors on a senior unsecured basis. The guarantees of the subsidiaries organized in France are limited guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
The Issuer may, at its option, redeem all or part of the First Lien Notes prior to maturity at the prices set forth in the First Lien Notes Indenture. Upon the occurrence of certain events constituting a Change of Control (as defined in the First Lien Notes Indenture), the Issuer will be required to make an offer to repurchase all of the First Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The First Lien Notes Indenture contains certain customary covenants that limit the Issuer’s and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur liens on assets; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or make another restricted payments; prepay, redeem or repurchase certain debt; make certain loans and investments; enter into agreements restricting certain subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies. These covenants are subject to a number of important limitations and exceptions. The First Lien Notes Indenture also provides for customary events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding First Lien Notes to be due and payable immediately.
On the Settlement Date, the Issuer issued $357,446 aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes are senior secured obligations of the Issuer and are guaranteed by Holdings, each of the Domestic Guarantors, and each of the Foreign Guarantors. The Third Lien Notes are guaranteed by Holdings and the Domestic Guarantors on a senior secured basis and by the Foreign Guarantors on a senior unsecured basis. The guarantees of the subsidiaries organized in France are limited guarantees.
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
The Issuer may, at its option, redeem all or part of the Third Lien Notes prior to maturity at the prices set forth in the Third Lien Notes Indenture. Upon the occurrence of certain events constituting a Change of Control (as defined in the Third Lien Notes Indenture), the Issuer will be required to make an offer to repurchase all of the Third Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Third Lien Notes Indenture contains certain customary covenants that limit the Issuer’s and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur liens on assets; pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or make other restricted payments; prepay, redeem or repurchase certain debt; make certain loans and investments; enter into agreements restricting certain subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies. These covenants are subject to a number of important limitations and exceptions. The Third Lien Notes Indenture also provides for customary events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding Third Lien Notes to be due and payable immediately.
In connection with the issuance of the New Notes, the First Lien Collateral Agent, the Third Lien Collateral Agent, the collateral agent under the ABL Facility, the Issuer, Holdings and the several other parties named therein entered into the First Lien and Third Lien Intercreditor Agreement, providing for the relative priorities of their respective security interests in the assets securing the First Lien Notes, the Third Lien Notes and the ABL Facility, and certain other matters relating to the administration of security interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
2026 Senior Notes
On November 2, 2016, the Issuer issued $400.0 million aggregate principal amount of 2026 Senior Notes. On the Settlement Date, in connection with the Refinancing Transactions, the Issuer completed the Exchange Offer and delivered $357,446 aggregate principal amount of the exchanged 2026 Senior Notes to the trustee for cancellation. Following the completion of the Exchange Offer, $42,554 aggregate principal amount of the 2026 Senior Notes remain outstanding.
Following receipt of the requisite consents in the Consent Solicitation, on January 20, 2023, the Issuer, the guarantors named therein and U.S. Bank Trust Company, National Association (successor in interest to U.S. Bank National Association), as trustee, entered into a supplemental indenture to the indenture governing the 2026 Senior Notes, which became effective on the Settlement Date. The supplemental indenture provides for the elimination of substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and released and discharged the guarantee of the 2026 Senior Notes by the Company.
The 2026 Senior Notes are guaranteed by each of the Issuer’s wholly-owned existing or subsequently organized U.S. subsidiaries, subject to certain exceptions, to the extent such subsidiary guarantees the ABL Facility. The Issuer may, at its option, redeem all or part of the 2026 Senior Notes at various points in time prior to maturity, as described in the indenture governing the 2026 Senior Notes. The 2026 Senior Notes will mature on November 15, 2026. Interest on the 2026 Senior Notes is payable semi-annually in arrears in cash on May 15 and November 15 of each year.
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of December 31, 2022 and 2021, the Company had $2,741 and $3,456, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is classified as a discount in the consolidated balance sheet.
2024 Senior Secured Notes
On May 29, 2020, the Issuer issued $250,000 aggregate principal amount of its 13.000% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”), pursuant to an indenture, dated as of May 29, 2020, by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee. The 2024 Senior Secured Notes would have matured on June 1, 2024. Interest on the 2024 Senior Secured Notes was payable semi-annually in arrears in cash on June 1 and December 1 of each year. Subsequent to the year ended December 31, 2022, in connection with the Refinancing Transactions, the Issuer redeemed all of the outstanding 2024 Senior Secured Notes on the Settlement Date at the redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest thereon.
The Company paid approximately $6,431 of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2022 and 2021, the Company had $3,021 and $4,594, respectively, of unamortized debt issuance costs and $2,508 and $3,723, respectively, of unamortized original issue discount related to the 2024 Senior Secured Notes, which are presented as direct deductions from the principal balance in the consolidated balance sheets. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
ABL Facility
On November 2, 2016, Holdings, Cooper-Standard Automotive Inc. (the “U.S. Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), Cooper-Standard Automotive International Holdings B.V. (the “Dutch Borrower”, and, together with the U.S. Borrower and the Canadian Borrower, the “Borrowers”) and certain subsidiaries of the U.S. Borrower, entered into a third amendment and restatement of the ABL Facility. In March 2020, the Borrowers entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180.0 million. In May 2020, the Borrowers entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which Second Amendment modified certain covenants under the ABL Facility. In December 2022, the Borrowers entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on the Settlement Date. The Third Amendment provides for the ABL Facility to be amended to:

•permit the U.S. Borrower to issue the New Notes in the Concurrent Notes Offering and Exchange Offer, including the granting of liens, subject to the restrictions set forth in the ABL Facility;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
•provide for certain of the U.S. Borrower’s wholly-owned subsidiaries organized in Costa Rica, France, Mexico, the Netherlands, Romania and certain other jurisdictions specified from time to time to become guarantors under the ABL Facility;
•authorize the collateral agent under the ABL Facility to enter into an intercreditor agreement with the collateral trustees for the New Notes; and
•remove the Dutch Borrower as a borrower under the ABL Facility.
The aggregate revolving loan availability includes a $100.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. The ABL Facility also provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $280.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of December 31, 2022 was $180,000. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $6,807 of outstanding letters of credit, the Company effectively had $155,193 available for borrowing under its ABL Facility.
As of December 31, 2022, there were no borrowings under the ABL Facility.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. As of the Settlement Date, the loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 85% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $160,000 to the U.S. Borrower and $20,000 to the Canadian Borrower.
Guarantees; Security. The obligations of the U.S. Borrower and the Canadian Borrower under the ABL Facility, as well as certain cash management arrangements and interest rate, foreign currency or commodity swaps entered into by the such Borrowers and their subsidiaries, and certain credit lines entered into by non-U.S. subsidiaries, in each case with the lenders and their affiliates (collectively, “Additional ABL Secured Obligations”) are guaranteed on a senior secured basis by Holdings and its U.S. subsidiaries (with certain exceptions) and certain wholly-owned subsidiaries organized in Costa Rica, France, Mexico, the Netherlands, Romania and certain other jurisdictions specified from time to time, and the obligations of the Canadian Borrower under the ABL Facility and Additional ABL Secured Obligations of the Canadian Borrower and its Canadian subsidiaries are, in addition, guaranteed on a senior secured basis by the Canadian subsidiaries of the Canadian Borrower. The obligations under the ABL Facility and related guarantees are secured by (1) a first priority lien on all of each Borrower’s and each U.S. and Canadian guarantor’s existing and future personal property consisting of certain accounts receivable, inventory, documents, instruments, chattel paper, deposit accounts and securities accounts and certain related assets and proceeds of the foregoing, with various enumerated exceptions, including that: (i) the collateral owned by Canadian Borrower or any of its Canadian subsidiaries that are Guarantors only secure the obligations of Canadian Borrower and such subsidiaries arising under the ABL Facility and Additional ABL Secured Obligations (ii) no liens have been granted on any assets or properties of any non-U.S. subsidiaries of the Company (other than the Canadian Borrower and Canadian Guarantors, as otherwise specified above) in connection with the ABL Facility, (2) a second priority lien on all the capital stock in restricted subsidiaries directly held by the U.S. Borrower and each of the U.S. guarantors, and equipment of the U.S. Borrower and the U.S.-domiciled guarantors and all other material personal property of the U.S. Borrower and the U.S.-domiciled guarantors and (3) a 65% pledge of the equity interest in the first-tier foreign subsidiaries of the U.S. Guarantors.
Interest. Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrowers’ option:
•in the case of borrowings by the U.S. Borrower, the forward-looking secured overnight funding rate for the applicable interest period (“Term SOFR”) (including a credit spread adjustment of 0.11448% or 0.26161%, depending on the applicable interest period) or the base rate plus, in each case, an applicable margin; or
•in the case of borrowings by the Canadian Borrower, bankers’ acceptance (“BA”) rate, Canadian prime rate or Canadian base rate plus, in each case, an applicable margin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The applicable margin may vary between 2.00% and 2.50% with respect to the Term SOFR or Canadian BA rate-based borrowings and between 1.00% and 1.50% with respect to U.S. base rate, Canadian prime rate and Canadian base rate borrowings. The applicable margin is subject, in each case, to quarterly pricing adjustments (based on average facility availability).
Fees. The Borrowers are required to pay a fee in respect of committed but unutilized commitments. The ABL Facility also requires the payment of customary agency and administrative fees.
Voluntary Prepayments. The Borrowers are able to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans, in each case, in whole or in part, at any time without premium or penalty (other than customary breakage and related reemployment costs with respect to repayments of SOFR-based borrowings).
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
Debt Issuance Costs. As of December 31, 2022 and 2021, the Company had $535 and $782, respectively, of unamortized debt issuance costs related to the ABL Facility.
Term Loan Facility
On November 2, 2016, Cooper-Standard Automotive Inc., as borrower, entered into Amendment No. 1 to its senior term loan facility (the “Term Loan Facility”), which provided for loans in an aggregate principal amount of $340.0 million. Subject to certain conditions, the Term Loan Facility, without the consent of the then-existing lenders (but subject to the receipt of commitments), could have been expanded (or a new term loan or revolving facility added) by an amount that would not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400.0 million plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness.
On May 2, 2017, the Company entered into Amendment No. 2 to the Term Loan Facility to modify the interest rate. Subsequently, on March 6, 2018, the Company entered into Amendment No. 3 to the Term Loan Facility to further modify the interest rate. In accordance with this amendment, borrowings under the Term Loan Facility bore interest, at the Company’s option, at either (1) with respect to Eurodollar rate loans, the greater of the applicable Eurodollar rate and 0.75% plus 2.00% per annum, or (2) with respect to base rate loans, the base rate, (which is the highest of the then current federal funds rate plus 0.50%, the prime rate most recently announced by the administrative agent under the term loan, and the one-month Eurodollar rate plus 1.0%) plus 1.0% per annum.
Maturity. The Term Loan Facility would have matured on November 2, 2023.
Voluntary Prepayments. Subsequent to the year ended December 31, 2022, in connection with the Refinancing Transactions, Cooper-Standard Automotive Inc. repaid the Term Loan Facility in full on the Settlement Date and the Term Loan Facility was terminated.
Debt Issuance Costs. As of December 31, 2022 and 2021, the Company had $494 and $1,087, respectively, of unamortized debt issuance costs and $319 and $701, respectively, of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all applicable covenants of the ABL Facility, the Term Loan Facility, the 2026 Senior Notes, and 2024 Senior Secured Notes, as of December 31, 2022.
Other
Other borrowings as of December 31, 2022 and 2021 reflect borrowings under local bank lines classified in debt payable within one year on the consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency and interest rate derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2022 and 2021, was as follows:

	December 31, 2022	December 31, 2021	Input
Forward foreign exchange contracts - other current assets	$8,643	$647	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$(1,535)	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, Note 4. “Deconsolidations and Divestitures”, Note 8. “Property, Plant and Equipment”, and Note 9. “Goodwill and Intangible Assets”.
Items Not Carried at Fair Value
Fair values of the Company’s Senior Notes, Senior Secured Notes, and Term Loan Facility were as follows:

	December 31, 2022	December 31, 2021
Aggregate fair value	$744,010	$899,909
Aggregate carrying value (1)	$969,600	$973,000
(1) Excludes unamortized debt issuance costs and unamortized original issue discount.
Fair values were based on quoted market prices and are classified within Level 1 of the fair value hierarchy. As further described in Note 10. “Debt”, the Company refinanced certain of its debt instruments on January 27, 2023. The amounts in the table above do not reflect the impacts of that refinancing.
Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivative instruments as cash flow hedges in order to qualify for hedge accounting.
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of operations.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts – The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies other than the Euro, the Canadian Dollar, the Mexican Peso, and the Brazilian Real. As of December 31, 2022 and 2021, the notional amount of these contracts was $135,285 and $136,103, respectively, and consisted of hedges of transactions up to December 2023.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2022	2021
Forward foreign exchange contracts	$11,808	$(545)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI were as follows:

		Gain Reclassified from AOCI to Income
		Year Ended December 31,
	Classification	2022	2021
Forward foreign exchange contracts	Cost of products sold	$2,287	$1,432
12. Accounts Receivable Factoring
As a part of its working capital management, the Company sells certain receivables through a third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the New Notes, 2026 Senior Notes, and 2024 Senior Secured Notes. The European factoring facility, which was renewed in March 2020, allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2022	December 31, 2021
Off-balance sheet arrangements	$52,491	$52,743
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2022	2021
Accounts receivable factored	$355,295	$366,878

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2022	2021	2020
Costs	$710	$528	$776
As of December 31, 2022 and 2021, cash collections on behalf of the Factor that had yet to be remitted were $3,772 and $673, respectively, and are reflected in other current assets as restricted cash in the consolidated balance sheet.
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
On October 11, 2022, the Company’s Board of Directors (the “Board”) approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to take twelve to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. Ultimate settlement of benefit obligations is dependent upon the participants’ elections. The U.S. Pension Plan was underfunded by $5,759 as of December 31, 2022 and overfunded by $29,804 as of December 31, 2021 under U.S. generally accepted accounting principles. Additionally, the Company recognized a curtailment loss of $3,092 during the year ended December 31, 2022 associated with the planned termination of the U.S. Pension Plan, primarily due to prior service cost resulting from a 2022 plan amendment impacting the benefits of certain participants in the U.S. Pension Plan.
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $12,015, $12,809 and $13,537 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$257,108	$164,957	$271,397	$195,407
Service cost	771	2,755	891	3,345
Interest cost	7,062	2,782	6,516	2,558
Net actuarial gain	(41,026)	(34,354)	(8,589)	(12,976)
Benefits paid	(14,283)	(5,535)	(13,107)	(5,324)
Foreign exchange translation	—	(10,012)	—	(9,610)
Settlements	—	(1,760)	—	(8,210)
Plan amendments	3,056	—	—	—
Other	—	(2,180)	—	(233)
Projected benefit obligations at end of period	$212,688	$116,653	$257,108	$164,957

Change in plan assets:
Fair value of plan assets at beginning of period	$273,448	$48,047	$267,343	$54,548
Actual return on plan assets	(63,769)	(9,774)	18,175	1,280
Employer contributions	1,038	4,970	1,037	5,526
Benefits paid	(14,283)	(5,535)	(13,107)	(5,324)
Foreign exchange translation	—	(3,138)	—	225
Settlements	—	(1,759)	—	(8,210)
Other	—	—	—	2
Fair value of plan assets at end of period	$196,434	$32,811	$273,448	$48,047

Funded status of the plans	$(16,254)	$(83,842)	$16,340	$(116,910)

	December 31, 2022		December 31, 2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$—	$3,239	$29,804	$4,245
Accrued liabilities	(1,005)	(3,849)	(1,018)	(3,721)
Pension benefits (long term)	(15,249)	(83,232)	(12,446)	(117,434)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service costs	$—	$(31)	$(56)	$(185)
Actuarial losses	(74,744)	(6,910)	(43,574)	(33,742)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligation or ii) the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan.
The accumulated benefit obligation for all domestic and international defined benefit pension plans was $212,688 and $112,963 as of December 31, 2022 and $257,108 and $158,074 as of December 31, 2021, respectively. As of December 31, 2022, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligations of $18,109 by $3,239.
The components of net periodic benefit (income) cost for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$771	$2,755	$891	$3,345	$853	$3,992
Interest cost	7,062	2,782	6,516	2,558	8,132	3,200
Expected return on plan assets	(9,293)	(949)	(14,257)	(1,320)	(13,683)	(2,415)
Amortization of prior service cost and actuarial loss	886	1,574	1,670	2,635	1,940	3,478
Settlement (gain) loss	—	(410)	—	1,279	—	184
Curtailment loss	3,092	—	—	—	—	—
Other	—	—	—	118	—	(11)
Net periodic benefit (income) cost	$2,518	$5,752	$(5,180)	$8,615	$(2,758)	$8,428
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
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 were as follows:

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.55%	4.45%	2.84%	1.83%
Rate of compensation increase	N/A	1.58%	N/A	1.44%
Cash balance interest credit rate	2.41%	N/A	4.50%	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.84%	2.39%	2.48%	1.63%	3.28%	2.33%
Expected return on plan assets	3.50%	2.15%	5.50%	2.48%	5.75%	3.73%
Rate of compensation increase	N/A	2.39%	N/A	1.99%	N/A	3.99%
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2022 and 2021 was as follows:

2022	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$5,661	$7,418	$—	$13,079
Equity funds measured at net asset value	—	—	5,638	5,638
Bond funds	—	25,098	—	25,098
Bond funds measured at net asset value	—	—	173,092	173,092
Real estate measured at net asset value	—	—	10,331	10,331
Cash and cash equivalents	2,007	—	—	2,007
Total	$7,668	$32,516	$189,061	$229,245

2021	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$1,231	$11,586	$—	$12,817
Equity funds measured at net asset value	—	—	41,032	41,032
Bond funds	—	36,133	—	36,133
Bond funds measured at net asset value	—	—	210,492	210,492
Real estate measured at net asset value	—	—	11,270	11,270
Cash and cash equivalents	9,751	—	—	9,751
Total	$10,982	$47,719	$262,794	$321,495
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2021 and December 31, 2020.
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2023	$81,213	$5,901	$87,114
2024	133,186	6,277	139,463
2025	1,001	7,047	8,048
2026	982	7,800	8,782
2027	960	8,488	9,448
2028 - 2032	4,404	45,844	50,248
As previously noted, as part of the planned termination of the U.S. Pension Plan, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible participants and the purchase of a group annuity contract. These expected payments and group annuity purchase are reflected in the table above during the years 2023 and 2024.
Contributions
The Company estimates it will make minimum funding cash contributions of approximately $1,000 to its U.S. pension plans and minimum funding cash contributions of approximately $4,400 to its non-U.S. pension plans in 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligations at beginning of year	$21,211	$22,476	$23,419	$27,032
Service cost	89	216	105	357
Interest cost	561	628	531	701
Net actuarial gain	(4,924)	(5,663)	(1,717)	(5,065)
Benefits paid	(1,125)	(722)	(1,127)	(716)
Other	—	14	—	—
Foreign currency exchange rate effect	—	(1,476)	—	167
Benefit obligation at end of year	$15,812	$15,473	$21,211	$22,476

Funded status of the plan	$(15,812)	$(15,473)	$(21,211)	$(22,476)

Net amount recognized as of December 31	$(15,812)	$(15,473)	$(21,211)	$(22,476)

	December 31, 2022		December 31, 2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,452)	$(709)	$(1,576)	$(766)
Postretirement benefits other than pension (long term)	(14,360)	(14,764)	(19,635)	(21,710)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit (income) cost as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$(14)	$—	$—
Actuarial gains (losses)	$14,686	$2,328	$11,339	$(3,760)
The components of net periodic benefit (income) costs for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$89	$216	$105	$357	$103	$404
Interest cost	561	628	531	701	680	726
Amortization of prior service credit and recognized actuarial (gain) loss	(1,577)	157	(1,396)	752	(1,930)	448
Net periodic benefit (income) cost	$(927)	$1,001	$(760)	$1,810	$(1,147)	$1,578
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2022 and 2021 were as follows:

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.45%	5.20%	2.75%	3.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.75%	3.05%	2.35%	2.65%	3.15%	3.05%
The assumed health care cost trend rates used to measure the postretirement benefit obligation as of December 31, 2022 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.17%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2028	N/A
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2023	$1,491	$727	$2,218
2024	1,491	760	2,251
2025	1,489	772	2,261
2026	1,471	792	2,263
2027	1,428	807	2,235
2028 - 2032	6,426	4,497	10,923
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $1,890 and $2,153 as of December 31, 2022 and 2021, respectively, for termination indemnity plans in Europe.
15. Other Expense, net
The components of other expense, net were as follows:

	Year Ended December 31,
	2022	2021	2020
Deconsolidation of joint venture (1)	$(2,257)	$—	$—
Foreign currency losses	(1,131)	(6,887)	(1,429)
Components of net periodic benefit income (cost) other than service cost	(1,831)	1,610	(576)
Factoring costs	(710)	(528)	(776)
Miscellaneous income	444	963	201
Other expense, net	$(5,485)	$(4,842)	$(2,580)
(1)     Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
16. Income Taxes
Components of the Company’s (loss) income before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(154,779)	$(142,883)	$(235,574)
Foreign	(45,721)	(146,569)	(94,647)
	$(200,500)	$(289,452)	$(330,221)
The Company’s income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$(2,280)	$5,158	$(65,565)
State	154	68	(196)
Foreign	13,764	(1,590)	13,636

Deferred
Federal	74	12,217	(15,060)
State	106	(484)	1,297
Foreign	5,473	24,023	5,041
	$17,291	$39,392	$(60,847)
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at U.S. statutory rate	$(42,105)	$(60,785)	$(69,346)
State and local taxes	(2,700)	(3,276)	(4,933)
Tax credits and incentives	(8,413)	(7,634)	(5,750)
Changes in tax law, other	(17)	(361)	352
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	1,382	—	(1,046)
Effect of foreign tax rates	(1,614)	(13,525)	(15,432)
Nonrecurring permanent items	(2,189)	(3,710)	(3,069)
CARES Act	—	—	(27,844)
Foreign branch	279	1,641	(1,215)
Stock compensation (ASU 2016-09)	1,258	1,257	1,640
Non deductible expenses	7,192	6,618	9,335
Tax reserves/audit settlements	3,854	(5,043)	1,071
Valuation allowance	65,559	124,228	51,609
Other, net	(5,195)	(18)	3,781
Income tax expense (benefit)	$17,291	$39,392	$(60,847)
Effective income tax rate	(8.6)%	(13.6)%	18.4%
For the year ended December 31, 2022, the Company received $54,273 in cash payments from the United States Internal Revenue Service (“IRS”) for tax refunds related to net operating loss carrybacks.
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
Nonrecurring permanent item in 2022 relates to a withholding tax refund related to prior periods. In 2021, the nonrecurring permanent item relates to an intercompany legal entity sale, and in 2020, nonrecurring permanent items were the result of the divestiture of the Company’s European rubber, fluid transfer, and specialty sealing businesses.
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Pension, postretirement and other benefits	$40,060	$40,026
Capitalized expenditures	31,746	12,521
Net operating loss and tax credit carryforwards	279,755	275,222
Operating lease liabilities	24,059	27,934
Interest expense carryforwards	28,610	14,341
All other items	37,392	47,444
Total deferred tax assets	441,622	417,488
Deferred tax liabilities:
Property, plant and equipment	(9,896)	(21,745)
Operating lease right-of-use	(23,106)	(26,863)
All other items	(11,028)	(14,506)
Total deferred tax liabilities	(44,030)	(63,114)
Valuation allowances	(384,792)	(334,983)
Net deferred tax assets	$12,800	$19,391
As of December 31, 2022, the Company’s U.S. and foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $646,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating loss carryforwards aggregating $298,000, with expiration dates beginning in 2023. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $44,000 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $12,000 with expiration dates beginning in 2023.
As of December 31, 2022, the Company has consolidated deferred tax assets of $441,622 with valuation allowances of $384,792 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and certain foreign jurisdictions. The Company’s valuation allowance increased in 2022 primarily from current year losses generated in the U.S. and certain foreign jurisdictions as well as new valuation allowances established during 2022 in Poland. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2022, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2022, the Company had $5,930 ($6,100 including interest and penalties) of total unrecognized tax benefits, of which $3,753 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2022	2021
Balance at beginning of period	$3,571	$11,272
Tax positions related to the current period
Gross additions	336	337
Tax positions related to prior years
Gross additions	2,692	10
Gross reductions	(669)	(5,143)
Settlements	—	(2,905)
Balance at end of period	$5,930	$3,571
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015 and 2016 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015 and 2016 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and we have begun the process of contesting the matter. Currently, our protest for the 2015 and 2016 tax years has been submitted to the IRS’s administrative appeals office. We believe, after consultation with tax and legal counsel, that it is more likely than not that we will ultimately be successful in defending our position. As such, we have not recorded any impact of the IRS’s proposed adjustment in our consolidated financial statements as of and for the year ended December 31, 2022. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through 2022 is less than $15 million. We intend to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2015. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2017.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the completion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $3,141, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has liabilities of $170 and $710 recorded as of December 31, 2022 and 2021, respectively, for tax related interest and penalties on its consolidated balance sheet.

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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2022	2021	2020
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(215,384)	$(322,835)	$(267,605)

Basic weighted average shares of common stock outstanding	17,190,958	17,045,353	16,913,850
Dilutive effect of common stock equivalents	—	—	—
Diluted weighted average shares of common stock outstanding	17,190,958	17,045,353	16,913,850

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(12.53)	$(18.94)	$(15.82)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(12.53)	$(18.94)	$(15.82)
Approximately 24,000, 166,000, and 71,000 securities were excluded from the calculation of diluted (loss) earnings per share for the years ended December 31, 2022, 2021, and 2020 because the inclusion of such securities in the calculation would have been anti-dilutive.
18. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2020	$(136,579)		$(106,079)		$762		$(241,896)
Other comprehensive income (loss) before reclassifications	(2,316)	(1)	35,506	(2)	(843)	(3)	32,347
Amounts reclassified from accumulated other comprehensive income (loss)	144		5,270	(4)	(1,049)	(5)	4,365
Balance as of December 31, 2021	(138,751)		(65,303)		(1,130)		(205,184)
Other comprehensive income (loss) before reclassifications	(18,978)	(1)	4,419	(2)	11,029	(3)	(3,530)
Amounts reclassified from accumulated other comprehensive income (loss)	(294)		633	(6)	(1,596)	(5)	(1,257)
Balance as of December 31, 2022	$(158,023)		$(60,251)		$8,303		$(209,971)
(1)Includes $(15,619) and $(5,077) of other comprehensive loss for the years ended December 31, 2022 and 2021, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.
(2)Net of tax expense (benefit) of $250 and $(248) for the years ended December 31, 2022 and 2021, respectively.
(3)Net of tax expense of $779 and $298 for the years ended December 31, 2022 and 2021, respectively.
(4)Includes the effect of the amortization of actuarial losses of $3,484, net settlement losses of $1,291, net curtailment losses of $305, and the amortization of prior service costs of $205, net of tax of $15.
(5)Net of tax expense of $691 and $383 for the years ended December 31, 2022 and 2021, respectively.
(6)Includes the effect of the amortization of actuarial losses of $862, net settlement gains of $(416), and the amortization of prior service costs of $190, net of tax of $3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
19. Equity
Shareholder Rights Plan
On November 7, 2022, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to stockholders of record at the close of business on November 17, 2022 (“Shareholder Rights Plan”). Each Right entitles its holder, under certain circumstances described below, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company, par value $0.001 per share (the “Series A Preferred Stock”), at an exercise price of $50.00 per Right, subject to adjustment.
If the Rights become exercisable, each Right would allow its holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock for a purchase price of $50.00. Each fractional share of Series A Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of Common Stock. Prior to exercise, however, a Right does not give its holder any dividend, voting or liquidation rights. The exercisability of the Rights are described in further detail in the rights agreement.
Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share, of which 2,000,000 shares were designated as 7% Cumulative Participating Convertible Preferred Stock (the “7% Preferred Stock”). On November 7, 2022, the Company filed a Certificate of Elimination to its Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware eliminating from the Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Company’s 7% Preferred Stock. No shares of the 7% Preferred Stock were outstanding and none will be issued subject to the Certificate of Designation for the 7% Preferred Stock. All shares that were designated as 7% Preferred Stock have been returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series.
On November 7, 2022, in connection with the adoption of the Shareholder Rights Plan, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of Cooper-Standard Holdings Inc. (the “Certificate of Designation”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware, designating 2,000,000 shares of preferred stock as Series A Preferred Stock. As of December 31, 2022, no shares of Series A Preferred Stock were issued or outstanding.
Common Stock
The Company is authorized to issue up to 190,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 2022, 19,173,838 shares of its Common Stock were issued, and 17,108,029 shares were outstanding.
Holders of shares of Common Stock are entitled to one vote for each share on each matter on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Board out of assets or funds legally available therefore. The ABL Facility, the New Notes, the 2026 Senior Notes, and the 2024 Senior Secured Notes each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the Common Stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2022, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the years ended December 31, 2022, 2021, or 2020.

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
Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2022	2021	2020
PUs	$248	$(916)	$916
RSUs	1,738	4,201	6,994
Stock options	1,273	2,289	2,525
Total	$3,259	$5,574	$10,435
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10 year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	800,019	$59.57
Forfeited	(913)	$22.90
Expired	(13,262)	$71.06
Outstanding as of December 31, 2022	785,844	$59.41	4.1	$—
Exercisable as of December 31, 2022	648,982	$65.32	3.6	$—
There were no stock options granted during the year ended December 31, 2022. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $16.46 and $8.85, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $142. There were no stock options exercised during the years ended December 31, 2022 or 2020.
As of December 31, 2022, unrecognized compensation expense for stock options amounted to $846. Such cost is expected to be recognized over a weighted average period of approximately 1.2 years.

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

	2021	2020
Expected volatility	48.65% - 50.50%	33.74%
Dividend yield	0.00%	0.00%
Expected option life - years	6.0	6.0
Risk-free rate	0.6% - 0.9%	1.50%
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.
Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2022 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	242,014	$48.38
Granted	313,161	$9.46
Vested	(155,400)	$58.90
Forfeited	(10,739)	$46.10
Non-vested as of December 31, 2022	389,036	$11.98
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $9.46, $32.38 and $17.62, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $9,153, $9,299 and $7,786, respectively.
As of December 31, 2022, unrecognized compensation expense for restricted stock and restricted stock units amounted to $2,371. Such cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance-Vested Restricted Stock Units
The actual number of performance units that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC and total shareholder return over a performance period, which may range from 0% to 200% of the target award amount. The PUs cliff vest at the end of their three-year performance period or vest ratably over three years after their initial two-year performance period. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant and a contemporaneous valuation by an independent valuation specialist with respect to the total shareholder return performance units. PUs that are expected to be settled in cash are accounted for as liability awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2022 was as follows:

	Stock Settled Performance Units	Cash Settled Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2022	81,010	188,886	$51.19
Granted	200,031	—	$9.41
Vested at 0% payout	(81,010)	(107,310)	$56.17
Forfeited	(4,374)	2,240	$(22.38)
Non-vested as of December 31, 2022	195,657	83,816	$18.50
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2022, 2021 and 2020 was $9.41, $39.70 and $10.10, respectively. The total fair value of PUs vested during the years ended December 31, 2022, 2021 and 2020 was $10,578, $4,864, and $5,243, respectively. Actual payout of units vested was 0% and no cash was paid to settle PUs during the years ended December 31, 2022, 2021, and 2020.
As of December 31, 2022, unrecognized compensation expense for the PUs granted in 2022 was $1,118. Such cost is expected to be recognized over a weighted-average period of approximately 2 years.
The fair value of certain performance units is estimated using a Monte Carlo simulation. Expected volatility was calculated based on historical stock price volatility over the previous year. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the performance units. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation. The fair value of the performance units were estimated using the following assumptions:

	2022	2021
Expected volatility	88.24%	99.40%
Dividend yield	0.00%	0.00%
Risk-free rate	1.71%	0.14%

21. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2022, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2022 and 2021, the Company had $10,817 and $9,965, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. As of December 31, 2022, the Company had $4,608 of pre-tax recoveries remaining. Timing on realization of these remaining recoveries is dependent upon generation of federal tax liabilities eligible for offset.
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
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2022	2021	2020
Sales to external customers
North America	$1,341,099	$1,148,257	$1,141,368
Europe	503,672	518,245	586,739
Asia Pacific	443,126	458,306	468,042
South America	100,420	61,713	60,754
Total Automotive	2,388,317	2,186,521	2,256,903
Corporate, eliminations and other	137,074	143,670	118,536
Consolidated	$2,525,391	$2,330,191	$2,375,439

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
Intersegment sales
North America	$11,979	$9,775	$12,267
Europe	7,272	9,502	9,569
Asia Pacific	3,847	1,863	2,406
South America	54	15	72
Total Automotive	23,152	21,155	24,314
Corporate, eliminations and other	(23,152)	(21,155)	(24,314)
Consolidated	$—	$—	$—

Adjusted EBITDA
North America	$70,819	$54,616	$90,638
Europe	(37,137)	(49,599)	(39,004)
Asia Pacific	1,556	(16,756)	12,472
South America	97	(9,852)	(13,841)
Total Automotive	35,335	(21,591)	50,265
Corporate, eliminations and other	2,533	13,557	(14,588)
Consolidated	$37,868	$(8,034)	$35,677

Net interest expense
North America	$365	$470	$504
Europe	560	1,274	1,082
Asia Pacific	1,602	1,445	2,205
South America	1,659	362	225
Total Automotive	4,186	3,551	4,016
Corporate, eliminations and other	74,328	68,960	55,151
Consolidated	$78,514	$72,511	$59,167

Depreciation and amortization expense
North America	$51,592	$54,779	$60,193
Europe	26,694	32,655	36,707
Asia Pacific	27,509	32,426	31,789
South America	2,701	2,531	2,392
Total Automotive	108,496	122,391	131,081
Corporate, eliminations and other	13,980	16,617	23,148
Consolidated	$122,476	$139,008	$154,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
Capital expenditures
North America	$39,276	$36,370	$30,921
Europe	7,965	27,384	25,369
Asia Pacific	15,374	20,473	21,809
South America	6,107	3,959	2,476
Total Automotive	68,722	88,186	80,575
Corporate, eliminations and other	2,428	7,921	11,219
Consolidated	$71,150	$96,107	$91,794

	Year Ended December 31,
	2022	2021	2020
Adjusted EBITDA	$37,868	$(8,034)	$35,677
Impairment charges	(43,710)	(25,609)	(103,887)
Restructuring charges	(18,304)	(36,950)	(39,482)
Pension settlement and curtailment charges	(2,682)	(1,279)	(184)
Lease termination costs	—	(748)	(771)
Gain on sale of business, net	—	696	2,834
Gain on sale of fixed assets, net	33,391	—	—
Deconsolidation of joint venture	(2,257)	—	—
Project costs	—	—	(5,648)
Indirect tax and customs adjustments	(1,409)	—	—
Divested noncontrolling interest debt extinguishment	—	—	(3,595)
EBITDA	$2,897	$(71,924)	$(115,056)
Income tax (expense) benefit	(17,291)	(39,392)	60,847
Interest expense, net of interest income	(78,514)	(72,511)	(59,167)
Depreciation and amortization	(122,476)	(139,008)	(154,229)
Net loss attributable to Cooper-Standard Holdings Inc.	$(215,384)	$(322,835)	$(267,605)

	December 31,
	2022	2021
Segment assets
North America	$851,623	$885,517
Europe	338,225	372,097
Asia Pacific	447,257	510,524
South America	73,403	61,479
Total Automotive	1,710,508	1,829,617
Corporate, eliminations and other	253,021	396,876
Consolidated	$1,963,529	$2,226,493

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues
Mexico	$696,755	$592,777	$578,790
United States	589,801	539,528	518,497
China	354,741	371,811	364,207
Poland	166,114	168,357	191,530
Canada	144,890	116,854	125,729
Germany	116,153	116,509	114,221
France	90,711	94,334	97,289
Other	366,226	330,021	385,176
Consolidated	$2,525,391	$2,330,191	$2,375,439

		December 31,
		2022	2021
Property, plant and equipment, net
China		$140,182	$182,298
United States		134,978	161,780
Mexico		132,956	139,630
Poland		45,100	67,521
Germany		30,606	47,885
Canada		26,416	29,482
France		18,834	21,921
Other		113,788	133,831
Consolidated		$642,860	$784,348
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2022, 2021 and 2020 are as follows:

	2022 Percentage of Net Sales	2021 Percentage of Net Sales	2020 Percentage of Net Sales
Customer
Ford	25%	24%	24%
General Motors	19%	17%	19%
Stellantis (1)	14%	14%	14%
(1) 2020 percentage includes FCA and Groupe PSA

SCHEDULE II
Valuation and Qualifying Accounts
(dollars in millions)

Description	Balance at beginning of period		Charged to Expenses		Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses
Year ended December 31, 2022	$20.3		(0.2)		(2.1)	(0.8)	$17.2
Year ended December 31, 2021	$7.1		16.4	(3)	(0.3)	(2.9)	$20.3
Year ended December 31, 2020	$10.7	(4)	0.7		0.5	(4.8)	$7.1
(1)     Primarily foreign currency translation.
(2)    Includes impact of divestitures.
(3)     Includes $11.2 resulting from the bankruptcy proceedings of a divested joint venture.
(4)     Includes $1.6 adjustment due to adoption of ASU 2016-13 as of January 1, 2020.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (5)	Deductions
Tax valuation allowance
Year ended December 31, 2022	$335.0	65.6	(6)	(15.8)	—		$384.8
Year ended December 31, 2021	$234.4	124.2	(7)	(23.6)	—		$335.0
Year ended December 31, 2020	$194.8	51.6	(8)	7.3	(19.3)	(9)	$234.4
(5)     Includes foreign currency translation.
(6)     Primarily relates to 2022 losses with no benefit in the U.S. and certain foreign jurisdictions in addition to new valuation allowance in Poland.
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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2023 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2023 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2023 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2023 Proxy Statement. The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference to our 2023 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our 2023 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2023 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our 2023 Proxy Statement.

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

3.4*
Certificate of Designation of Series A Junior Participating Preferred Stock of Cooper-Standard Holdings Inc. filed with the Secretary of State of the State of Delaware on November 7, 2022 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Registration of Securities on Form 8-A filed November 7, 2022 (File No. 000-54305)).

3.5*
Certificate of Elimination of 7% Cumulative Participating Convertible Preferred Stock of Cooper-Standard Holdings Inc., filed with the Secretary of State of the State of Delaware on November 7, 2022 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed November 7, 2022.

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

4.5*
Section 382 Rights Agreement, dated as of November 7, 2022, by and between Cooper-Standard Holdings Inc. and Broadridge Corporate Issuer Solutions, Inc., which includes the Form of Certificate of Designation as Exhibit A, Form of Rights Certificate as Exhibit B, and the Form of Summary of Rights as Exhibit C (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Registration of Securities on Form 8-A filed November 7, 2022 (File No. 000-54305)).

Exhibit No.	Description of Exhibit
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

10.8*
Transaction Support Agreement, dated as of November 15, 2022, among CSA, Parent, Holdings, the other Credit Parties and the Consenting Noteholders (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed November 15, 2022).

10.9*
Backstop Agreement, dated as of December 19, 2022, among Cooper-Standard Automotive Inc., J.P. Morgan Investment Management Inc. and Millstreet Capital Management LLC (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed December 20, 2022).

Exhibit No.	Description of Exhibit
10.10*
Third Amendment, dated as of December 19, 2022, to the Third Amended and Restated Loan Agreement, among CS Intermediate Holdco 1 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., certain subsidiaries of Cooper-Standard Automotive Inc., the lenders party thereto and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed December 20, 2022).

10.11*
Amendment No. 1 to the Transaction Support Agreement, dated as of December 15, 2022, among Cooper-Standard Holdings Inc., Cooper-Standard Automotive Inc., CS Intermediate Holdco 1 LLC, certain other direct or indirect subsidiaries of Cooper-Standard Holdings Inc., J.P. Morgan Investment Management Inc. and Millstreet Capital Management LLC (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed December 20, 2022).

10.12*†
Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.13*†
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

10.17*†
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

10.24*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.25*†
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

10.27*†
Form of 2018 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement. (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018).

10.28*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.29*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.30*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.31*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.32*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.5 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.33*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.34*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

Exhibit No.	Description of Exhibit

10.35*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.36*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.37*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.38*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.39*†
Separation Agreement between Jeffrey DeBest, Cooper-Standard Holdings Inc. and Cooper-Standard Automotive Inc. effective as of March 1, 2021 (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.40*†
Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Post-Effective Amendment No. 1 to Form S-8 filed on Form S-8POS on May 20, 2021).

10.41*†
Cooper-Standard Automotive Inc. Executive Severance Pay Plan, Amended and Restated as of June 9, 2021 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.42*†
Cooper-Standard Automotive Inc. Annual Incentive Plan Amended and Restated effective as of January 1, 2021(incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.43*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

10.44*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

10.45*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.46*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

Exhibit No.	Description of Exhibit
10.47*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.48*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (interim awards) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022).

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

COOPER-STANDARD HOLDINGS INC.

Date: February 17, 2023	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 17, 2023 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Amy B. Kulikowski	Chief Accounting Officer (Principal Accounting Officer)
Amy B. Kulikowski

/s/ David J. Mastrocola	Lead Director
David J. Mastrocola

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freeland	Director
Richard J. Freeland

/s/ Adriana E. Macouzet-Flores	Director
Adriana E. Macouzet-Flores

/s/ Christine M. Moore	Director
Christine M. Moore

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss