Form 10-Q
period 2023-03-31
Cooper-Standard Holdings Inc.
filed 2023-05-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2023, there were 17,138,518 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2023

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2023	2022
Sales	$682,458	$612,984
Cost of products sold	640,630	591,442
Gross profit	41,828	21,542
Selling, administration & engineering expenses	52,089	51,904
Amortization of intangibles	1,807	1,746
Restructuring charges	2,379	7,831
Impairment charges	—	455
Operating loss	(14,447)	(40,394)
Interest expense, net of interest income	(30,220)	(18,177)
Equity in losses of affiliates	(198)	(1,356)
Loss on refinancing and extinguishment of debt	(81,885)	—
Other expense, net	(4,004)	(1,211)
Loss before income taxes	(130,754)	(61,138)
Income tax expense	358	652
Net loss	(131,112)	(61,790)
Net loss attributable to noncontrolling interests	745	430
Net loss attributable to Cooper-Standard Holdings Inc.	$(130,367)	$(61,360)

Loss per share:
Basic	$(7.57)	$(3.58)
Diluted	$(7.57)	$(3.58)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(131,112)	$(61,790)
Other comprehensive income (loss):
Currency translation adjustment	(93)	8,365
Benefit plan liabilities adjustment, net of tax	100	984
Fair value change of derivatives, net of tax	2,343	2,431
Other comprehensive income, net of tax	2,350	11,780
Comprehensive loss	(128,762)	(50,010)
Comprehensive loss attributable to noncontrolling interests	768	441
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(127,994)	$(49,569)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,840	$186,875
Accounts receivable, net	393,717	358,700
Tooling receivable, net	100,668	95,965
Inventories	172,491	157,756
Prepaid expenses	28,295	31,170
Income tax receivable and refundable credits	13,670	13,668
Other current assets	123,099	101,515
Total current assets	937,780	945,649
Property, plant and equipment, net	638,473	642,860
Operating lease right-of-use assets, net	91,990	94,571
Goodwill	142,024	142,023
Intangible assets, net	45,883	47,641
Other assets	86,917	90,785
Total assets	$1,943,067	$1,963,529

Liabilities and Equity
Current liabilities:
Debt payable within one year	$52,813	$54,130
Accounts payable	390,861	338,210
Payroll liabilities	120,158	99,029
Accrued liabilities	146,292	119,463
Current operating lease liabilities	20,132	20,786
Total current liabilities	730,256	631,618
Long-term debt	996,822	982,054
Pension benefits	100,324	98,481
Postretirement benefits other than pensions	30,909	31,014
Long-term operating lease liabilities	75,586	77,617
Other liabilities	36,000	41,553
Total liabilities	1,969,897	1,862,337
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,204,327 shares issued and 17,138,518 shares outstanding as of March 31, 2023, and 19,173,838 shares issued and 17,108,029 outstanding as of December 31, 2022	17	17
Additional paid-in capital	508,238	507,498
Retained deficit	(320,198)	(189,831)
Accumulated other comprehensive loss	(207,598)	(209,971)
Total Cooper-Standard Holdings Inc. equity	(19,541)	107,713
Noncontrolling interests	(7,289)	(6,521)
Total equity	(26,830)	101,192
Total liabilities and equity	$1,943,067	$1,963,529
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(131,112)	$(61,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,175	30,387
Amortization of intangibles	1,807	1,746
Impairment charges	—	455
Share-based compensation expense	1,467	584
Equity in losses of affiliates, net of dividends related to earnings	198	1,356
Loss on refinancing and extinguishment of debt	81,885	—
Deferred income taxes	367	(511)
Other	1,206	509
Changes in operating assets and liabilities	48,386	15,051
Net cash provided by (used in) operating activities	30,379	(12,213)
Investing activities:
Capital expenditures	(29,263)	(32,314)
Proceeds from deferred sale of fixed assets	—	50,008
Other	232	2,377
Net cash (used in) provided by investing activities	(29,031)	20,071
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	927,450	—
Repayment and refinancing of long-term debt	(927,046)	—
Principal payments on long-term debt	(755)	(1,429)
Decrease in short-term debt, net	(1,312)	(1,667)
Debt issuance costs and other fees	(73,965)	—
Taxes withheld and paid on employees' share-based payment awards	(195)	(523)
Other	163	646
Net cash used in financing activities	(75,660)	(2,973)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,850)	5,123
Changes in cash, cash equivalents and restricted cash	(77,162)	10,008
Cash, cash equivalents and restricted cash at beginning of period	192,807	251,128
Cash, cash equivalents and restricted cash at end of period	$115,645	$261,136

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
	Balance as of
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$105,840	$186,875
Restricted cash included in other current assets	8,912	4,650
Restricted cash included in other assets	893	1,282
Total cash, cash equivalents and restricted cash	$115,645	$192,807
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of Presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing and fluid handling (consisting of fuel and brake delivery and fluid transfer) systems. The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2023 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Updates (“ASU”) during the three months ended March 31, 2023, which did not have a material impact on its condensed consolidated financial statements.

Standard	Description	Effective Date
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	Requires enhanced disclosures about a buyer’s use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements.	January 1, 2023
2. Deconsolidation and Sale-Leaseback
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the three months ended March 31, 2022, the Company recorded a loss of $2,257, included in other income (expense), net in the condensed consolidated statements of operations. The deconsolidation included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, along with the removal of intangible assets (primarily land use rights) with a net carrying value of $5,258.
Sale-Leaseback
In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities. The Company closed the transaction and received cash proceeds in the amount of $50,008 during the three months ended March 31, 2022. The sale-leaseback became effective on April 1, 2022, and the Company recorded a gain on the sale transaction of $33,391 in the second quarter of 2022.

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
Revenue by customer group for the three months ended March 31, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$357,126	$155,193	$94,615	$28,838	$—	$635,772
Commercial	4,105	6,522	170	3	1,782	12,582
Other	3,896	140	—	—	30,068	34,104
Revenue	$365,127	$161,855	$94,785	$28,841	$31,850	$682,458
Revenue by customer group for the three months ended March 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$314,587	$125,368	$103,404	$21,513	$—	$564,872
Commercial	3,674	5,923	347	6	1,657	11,607
Other	3,633	123	2	—	32,747	36,505
Revenue	$321,894	$131,414	$103,753	$21,519	$34,404	$612,984
The passenger and light duty customer group consists of sales to automotive OEMs and automotive suppliers, while the commercial customer group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing and fluid handling (consisting of fuel and brake delivery and fluid transfer) systems for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended March 31, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$138,121	$130,975	$59,399	$22,640	$—	$351,135
Fluid handling:
Fuel and brake delivery systems	119,295	26,491	18,907	4,447	—	169,140
Fluid transfer systems	107,711	4,389	16,479	1,754	—	130,333
Total fluid handling	227,006	30,880	35,386	6,201	—	299,473
Other	—	—	—	—	31,850	31,850
Revenue	$365,127	$161,855	$94,785	$28,841	$31,850	$682,458

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the three months ended March 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$127,552	$105,134	$63,036	$16,110	$—	$311,832
Fluid handling:
Fuel and brake delivery systems	102,721	23,038	23,747	3,561	—	153,067
Fluid transfer systems	91,621	3,242	16,970	1,848	—	113,681
Total fluid handling	194,342	26,280	40,717	5,409	—	266,748
Other	—	—	—	—	34,404	34,404
Revenue	$321,894	$131,414	$103,753	$21,519	$34,404	$612,984

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2023.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2023	December 31, 2022	Change
Contract assets	$275	$530	$(255)
Contract liabilities	(15)	(15)	—
Net contract assets (liabilities)	$260	$515	$(255)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were current liabilities of $11,126 and $9,325, respectively, and long-term liabilities of $5,560 and $5,899, respectively.
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
Restructuring charges by segment for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
North America	$209	$(439)
Europe	1,785	8,431
Asia Pacific	319	(153)
South America	22	36
Total Automotive	2,335	7,875
Corporate and other	44	(44)
Total	$2,379	$7,831
Restructuring activity for the three months ended March 31, 2023 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Expense	1,816	563	2,379
Cash payments	(2,630)	(1,258)	(3,888)
Foreign exchange translation and other	70	11	81
Balance as of March 31, 2023	$12,441	$5,699	$18,140
5. Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Finished goods	$43,798	$39,202
Work in process	43,822	40,521
Raw materials and supplies	84,871	78,033
	$172,491	$157,756
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2023 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2022	$127,987	$14,036	$142,023
Foreign exchange translation	1	—	1
Balance as of March 31, 2023	$127,988	$14,036	$142,024
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Intangible assets and accumulated amortization balances as of March 31, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,633	$(130,582)	$22,051
Other	38,529	(14,697)	23,832
Balance as of March 31, 2023	$191,162	$(145,279)	$45,883

Customer relationships	$152,578	$(129,317)	$23,261
Other	38,479	(14,099)	24,380
Balance as of December 31, 2022	$191,057	$(143,416)	$47,641

7. Debt and Other Financing
A summary of outstanding debt as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
First Lien Notes	$574,848	$—
Third Lien Notes	358,451	—
2026 Senior Notes	42,281	397,259
2024 Senior Secured Notes	—	244,471
Term Loan	—	318,787
Finance leases	23,649	23,765
Other borrowings	50,406	51,902
Total debt	1,049,635	1,036,184
Less current portion	(52,813)	(54,130)
Total long-term debt	$996,822	$982,054
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the three months ended March 31, 2023. Additionally, the Company incurred total fees of $90,740 associated with the Refinancing Transactions, of which $83,961 were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
paid during the three months ended March 31, 2023, $4,237 were paid during 2022 and $2,541 are recorded in accounts payable in the condensed consolidated balance sheets as of March 31, 2023 and will be paid in future periods. The fees paid during the three months ended March 31, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the three months ended March 31, 2023, $73,335 was included in the loss on the refinancing and extinguishment of debt referenced above, $9,996 is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $630 related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
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
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of March 31, 2023, the aggregate principal amount of the First Lien Notes recognized in the condensed consolidated balance sheet assumes the Company will elect to pay 4.50% of the first interest payment in payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
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
As of March 31, 2023, the Company had $9,388 of unamortized debt issuance costs and $415 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
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
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of March 31, 2023, the aggregate principal amount of the Third Lien Notes recognized in the condensed consolidated balance sheet assumes interest on the Third Lien Notes will be fully paid in payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
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
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of March 31, 2023, the Company had $5,782 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.
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
2026 Senior Notes
On November 2, 2016, the Issuer issued $400,000 aggregate principal amount of 2026 Senior Notes. On the Settlement Date, in connection with the Refinancing Transactions, the Issuer completed the Exchange Offer and delivered $357,446 aggregate principal amount of the exchanged 2026 Senior Notes to the trustee for cancellation. Following the completion of the Exchange Offer, $42,554 aggregate principal amount of the 2026 Senior Notes remain outstanding.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of March 31, 2023 and December 31, 2022, the Company had $273 and $2,741 of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
2024 Senior Secured Notes
On May 29, 2020, the Issuer issued $250,000 aggregate principal amount of its 13.000% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”), pursuant to an indenture, dated as of May 29, 2020, by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee. The 2024 Senior Secured Notes would have matured on June 1, 2024. Interest on the 2024 Senior Secured Notes was payable semi-annually in arrears in cash on June 1 and December 1 of each year. In the first quarter of 2023, in connection with the Refinancing Transactions, the Issuer redeemed all of the outstanding 2024 Senior Secured Notes on the Settlement Date at the redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest thereon.
The Company paid approximately $6,431 of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2022, the Company had $3,021 of unamortized debt issuance costs and $2,508 of unamortized original issue discount related to the 2024 Senior Secured Notes, which were presented as direct deductions from the principal balance in the consolidated balance sheet. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of March 31, 2023 was $172,483. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $6,203 of outstanding letters of credit, the Company effectively had $149,031 available for borrowing under its ABL Facility.
As of March 31, 2023, there were no borrowings under the ABL Facility.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. As of the Settlement Date, the loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30,000 and 85% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $160,000 to the U.S. Borrower and $20,000 to the Canadian Borrower.

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
Debt Issuance Costs. As of March 31, 2023 and December 31, 2022, the Company had $1,416 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheet.
Term Loan Facility
On November 2, 2016, Cooper-Standard Automotive Inc., as borrower, entered into Amendment No. 1 to its senior term loan facility (the “Term Loan Facility”), which provided for loans in an aggregate principal amount of $340,000. Subject to certain conditions, the Term Loan Facility, without the consent of the then-existing lenders (but subject to the receipt of commitments), could have been expanded (or a new term loan or revolving facility added) by an amount that would not cause the consolidated secured net debt ratio to exceed 2.25 to 1.00 plus $400,000 plus any voluntary prepayments (including revolving facility and ABL Facility to the extent commitments are reduced) not funded from proceeds of long-term indebtedness.
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
Debt Issuance Costs. As of December 31, 2022, the Company had $494 of unamortized debt issuance costs and $319 of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all applicable covenants of the New Notes, the 2026 Senior Notes, and ABL Facility as of March 31, 2023.
Other Financing
Finance leases and other. Other borrowings as of March 31, 2023 and December 31, 2022 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year on the condensed consolidated balance sheet.
Receivable factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the New Notes and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €120 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
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

	March 31, 2023	December 31, 2022
Off-balance sheet arrangements	$66,144	$52,491
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2023	2022
Accounts receivable factored	$103,045	$82,550
Costs	437	125
As of March 31, 2023 and December 31, 2022, cash collections on behalf of the Factor that have yet to be remitted were $8,424 and $3,772, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheet.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022	Input
Forward foreign exchange contracts - other current assets	$10,851	$8,643	Level 2
Forward foreign exchange contracts - accrued liabilities	13	—	Level 2
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
During the three months ended March 31, 2023, there were no impairment charges recorded. During the three months ended March 31, 2022, the Company recorded impairment charges of $455 due to idle assets in Europe. The fair value was determined using salvage value. In addition, during the three months ended March 31, 2022, the Company recorded a loss on the deconsolidation of a joint venture in the Asia Pacific region of $2,257, included in other income (expense), net in the condensed consolidated statements of operations. For further information see Note 2. “Deconsolidation and Sale-Leaseback.”
Items Not Carried at Fair Value
Fair values of the Company’s New Notes, 2026 Senior Notes, 2024 Senior Secured Notes and Term Loan Facility were as follows:

	March 31, 2023	December 31, 2022
Aggregate fair value	$832,800	$744,010
Aggregate carrying value (1)	980,000	969,600
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2023 and December 31, 2022, the notional amount of these contracts was $99,096 and $135,285, respectively, and consisted of hedges of cash flow transactions extending out to December 2023.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended March 31,
	2023	2022
Forward foreign exchange contracts	$5,553	$2,411
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended March 31,
	2023	2022
Forward foreign exchange contracts	$3,334	$43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Pension and Postretirement Benefits Other Than Pensions

The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$535	$193	$721
Interest cost	2,314	1,295	1,766	733
Expected return on plan assets	(2,113)	(307)	(2,323)	(254)
Amortization of prior service cost and actuarial loss	778	6	222	415
Net periodic benefit (income) cost	$979	$1,529	$(142)	$1,615

	Other Postretirement Benefits
	Three Months Ended March 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$38	$22	$58
Interest cost	205	197	140	168
Amortization of prior service credit and actuarial (gain) loss	(609)	(21)	(394)	42
Net periodic benefit (income) cost	$(391)	$214	$(232)	$268
The service cost component of net periodic benefit (income) cost is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit (income) cost are included in other income (expense), net in the condensed consolidated statements of operations for all periods presented.

On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans, and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to take twelve to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. Ultimate settlement of benefit obligations is dependent upon the participants’ elections. As of March 31, 2023 and December 31, 2022, the U.S. Pension Plan was underfunded under U.S. generally accepted accounting principles by $5,824 and $5,759, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
10. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,
	2023	2022
Deconsolidation of joint venture (1)	$—	$(2,257)
Foreign currency (losses) gains	(1,917)	1,480
Components of net periodic cost other than service cost	(1,745)	(515)
Factoring costs	(437)	(125)
Miscellaneous income	95	206
Other expense, net	$(4,004)	$(1,211)
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value in the three months ended March 31, 2022.
11. Income Taxes
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
Income tax (benefit) expense, loss before income taxes and the corresponding effective tax rate for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Income tax expense	$358	$652
Loss before income taxes	(130,754)	(61,138)
Effective tax rate	—%	(1)%
The effective tax rate for the three months ended March 31, 2023 varied from the effective tax rate for the three months ended March 31, 2022 primarily due to the the geographic mix of pre-tax losses, and the inability to record a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.
The income tax rate for the three months ended March 31, 2023 and 2022 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and has begun the process of contesting the matter. Currently, the protest for the 2015-2018 tax years has been submitted to the IRS’s administrative appeals office. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of and for the three months ended March 31, 2023. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through March 31, 2023 is less than $15,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
On August 16, 2022, the U.S. enacted the Inflation Reduction Action of 2022, which, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The provisions were effective in the first quarter of 2023 and did not have a significant impact on the Company’s condensed consolidated financial statements.
12. Net Loss Per Share Attributable to Cooper-Standard Holdings Inc.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2023	2022
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(130,367)	$(61,360)

Basic weighted average shares of common stock outstanding	17,229,423	17,136,411
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares of common stock outstanding	17,229,423	17,136,411

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(7.57)	$(3.58)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(7.57)	$(3.58)
Securities excluded from the calculation of diluted loss per share were approximately 94,000 and 80,000 for the three months ended March 31, 2023 and 2022, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2023		2022
Foreign currency translation adjustment
Balance at beginning of period	$(158,023)		$(138,751)
Other comprehensive income (loss) before reclassifications	(70)	(1)	8,670	(1)
Amounts reclassified from accumulated other comprehensive loss	—		(294)
Balance at end of period	$(158,093)		$(130,375)
Benefit plan liabilities
Balance at beginning of period	$(60,251)		$(65,303)
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $65 and $(181), respectively)	(58)		707
Amounts reclassified from accumulated other comprehensive loss	158	(2)	277	(3)
Balance at end of period	$(60,151)		$(64,319)
Fair value change of derivatives
Balance at beginning of period	$8,303		$(1,130)
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $770 and $(61), respectively)	4,783		2,472
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $894 and $2, respectively)	(2,440)		(41)
Balance at end of period	$10,646		$1,301
Accumulated other comprehensive loss, ending balance	$(207,598)		$(193,393)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $(3,823) and $8,642 for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes the effect of the amortization of actuarial losses of $147 and amortization of prior service cost of $6, net of tax of $5.
(3)Includes the effect of the amortization of actuarial losses of $232 and amortization of prior service cost of $49, net of tax of $4.

14. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2023, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2023 or 2022.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2023 and December 31, 2022, the Company had approximately $10,062 and $10,817, respectively, reserved in accrued liabilities and other liabilities on the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
16. Segment Reporting
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2023			2022
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$365,127	$3,012	$25,874	$321,894	$3,530	$17,496
Europe	161,855	1,803	(12,395)	131,414	2,369	(14,657)
Asia Pacific	94,785	2,474	1,690	103,753	625	(742)
South America	28,841	6	1,928	21,519	5	(409)
Total Automotive	650,608	7,295	17,097	578,580	6,529	1,688
Corporate, eliminations and other	31,850	(7,295)	(4,640)	34,404	(6,529)	(1,543)
Consolidated	$682,458	$—	$12,457	$612,984	$—	$145

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA	$12,457	$145
Restructuring charges	(2,379)	(7,831)
Deconsolidation of joint venture	—	(2,257)
Impairment charges	—	(455)
Loss on refinancing and extinguishment of debt	(81,885)	—
EBITDA	$(71,807)	$(10,398)
Income tax expense	(358)	(652)
Interest expense, net of interest income	(30,220)	(18,177)
Depreciation and amortization	(27,982)	(32,133)
Net loss attributable to Cooper-Standard Holdings Inc.	$(130,367)	$(61,360)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	March 31, 2023	December 31, 2022
Segment assets:
North America	$893,950	$851,623
Europe	305,928	338,225
Asia Pacific	420,330	447,257
South America	86,186	73,403
Total Automotive	1,706,394	1,710,508
Corporate, eliminations and other	236,673	253,021
Consolidated	$1,943,067	$1,963,529

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“2022 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2022 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2022 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing, fuel and brake delivery, and fluid transfer systems for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 82% of our sales in 2022 made directly to major OEMs. We operate our automotive business along the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities are reported in Corporate, eliminations and other.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production continued to be negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, while supply chain disruptions are improving, rising interest rates, energy market volatility, persistent inflation and continuing military actions in Eastern Europe are contributing to global economic uncertainty and are having broad negative impacts on key sectors of the global economy.
In North America, U.S. consumer confidence slipped in the latter portion of the first quarter of 2023 and remains well below historical averages. Key drivers of the decline in consumer sentiment are persistent inflation, rising interest rates, turmoil in the banking sector and increasing concerns over the likelihood of the economy entering a recession later in the year. Despite the dip in consumer confidence, the continuing strong labor market and government spending related to infrastructure are expected to drive modest economic growth during the year. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 1.6 percent, 1.5 percent and 1.8 percent, respectively, in 2023.
In Europe, the war in Ukraine and related sanctions imposed on Russia continue to impact the regional economy, but the impacts on the supply chain and energy costs are diminishing. Industrial output has remained surprisingly resilient, and the labor market remains strong. Inflation remains a concern, however, and the European Central Bank is continuing to raise policy interest rates to stem inflation. At the same time, certain countries within the region continue to provide increased fiscal support at the household level to stimulate growth. The potential for escalation of the military actions in Ukraine remains a significant risk to the regional economy. In this uncertain environment, economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 0.8 percent in 2023.
In the Asia Pacific region, China has recently ended its strict zero-COVID strategy and has lifted all related restrictive policy measures previously employed to prevent spread of the disease. With mobility restored, pent up consumer demand for both goods and services is expected to boost economic activity in the first half of 2023. At the same time, demand from external trading partners in Europe and the United States has been resilient and is likely to spur growth in exports. While considerable uncertainty remains in key economic sectors such as real estate, the nation’s leaders have pledged to provide additional monetary and fiscal support as necessary to ensure key economic targets are achieved. Economists at the IMF are expecting the Chinese economy to grow 5.2 percent in 2023.

In South America, the Brazilian economy will likely remain challenged by continued inflation and constraining interest rate policy. Following his election in October 2022, President Lula Da Silva has sought to address deep-rooted social problems and inequities with further expansive fiscal policy and social spending. The increased government spending is expected to spur inflation above 5 percent for the year and will likely force the central bank to maintain benchmark interest rates at high levels to dampen the inflationary pressure. Further, tax increases may be necessary to pay for the spending programs that already exceed strict budget levels. To the positive, it is expected that the re-opening of the Chinese economy will drive incremental demand for Brazil’s agricultural exports. Economists at the IMF are now estimating the Brazilian economy will grow 0.9 percent in 2023. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil-derived commodities, continue to be volatile, which led to significant increases in these costs in 2021. Global events continued to add further price pressure and uncertainty to raw material costs in 2022 which has stabilized in Q1 2023. In addition, we continue to see significant inflationary pressure on wages, energy, transportation and other general costs. As such, we will continue to work on an ongoing basis with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to the COVID-19 pandemic. Beginning in the first quarter of 2021, OEM production volumes were disrupted by the global shortage of semiconductors, effectively delaying the expected rebound in light vehicle production to pre-pandemic levels. In 2022, disruptions stemming from the Russia-Ukraine crisis and lockdowns in key Chinese manufacturing and trading hubs such as Shenzhen and Shanghai further exacerbated supply chain disruptions and vehicle production levels. We continue to collaborate closely with our customers to minimize production inefficiencies related to market disruptions while supporting their needs.
Light vehicle production in certain regions for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(In millions of units)	2023(1)	2022(1)	% Change
North America	3.9	3.6	9.8%
Europe	4.6	3.9	18.4%
Asia Pacific	11.4	11.3	0.8%
Greater China	5.7	6.2	(7.3)%
South America	0.7	0.6	14.1%
(1)Production data based on S&P Global (formerly IHS Markit), April 2023.
Production volumes in Europe were surprisingly resilient for the quarter considering the continuing military actions in Ukraine. Production volumes in North America showed modest year-over-year improvement as supply chain disruptions started to dissipate. In the Asia Pacific region, production levels slightly increased in the quarter. However, specifically within Greater China, production levels decreased as widespread economic shutdowns were once again imposed in the country in response to renewed outbreaks of the COVID-19 virus.
General Inflation and Recovery Strategy
With continued inflationary pressures on wages, energy, transportation and other general costs, in order to remain competitive, we are working with our customers on an ongoing basis to offset the costs associated with this inflation. We are actively negotiating pricing adjustments on current business and considering the impact of inflationary and other costs in our quotes for new business.

Results of Operations

	Three Months Ended March 31,
	2023	2022	Change
	(dollar amounts in thousands)
Sales	$682,458	$612,984	$69,474
Cost of products sold	640,630	591,442	49,188
Gross profit	41,828	21,542	20,286
Selling, administration & engineering expenses	52,089	51,904	185
Amortization of intangibles	1,807	1,746	61
Restructuring charges	2,379	7,831	(5,452)
Impairment charges	—	455	(455)
Operating loss	(14,447)	(40,394)	25,947
Interest expense, net of interest income	(30,220)	(18,177)	(12,043)
Equity in losses of affiliates	(198)	(1,356)	1,158
Loss on refinancing and extinguishment of debt	(81,885)	—	(81,885)
Other expense, net	(4,004)	(1,211)	(2,793)
Loss before income taxes	(130,754)	(61,138)	(69,616)
Income tax expense	358	652	(294)
Net loss	(131,112)	(61,790)	(69,322)
Net loss attributable to noncontrolling interests	745	430	315
Net loss attributable to Cooper-Standard Holdings Inc.	$(130,367)	$(61,360)	$(69,007)

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Sales

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$682,458	$612,984	$69,474	$86,410	$(16,936)
* Net of customer price adjustments, including recoveries

Sales for the three months ended March 31, 2023 increased 11.3%, compared to the three months ended March 31, 2022. The increase in sales was driven by volume and mix (higher net vehicle production volume due to the stabilization of the supply environment and net of customer price adjustments including recovery of cost increases). This was partially offset by the negative impact of foreign exchange.

Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost Increases
	(dollar amounts in thousands)
Cost of products sold	$640,630	$591,442	$49,188	$46,993	$(12,654)	$14,849
Gross profit	41,828	21,542	20,286	39,417	(4,282)	(14,849)
Gross profit percentage of sales	6.1%	3.5%
* Net of customer price adjustments, including recoveries
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. The Company’s material cost of products sold was approximately 50% and 50% of total cost of products sold for the three months ended March 31, 2023 and 2022, respectively. The change in cost of products sold was impacted by higher volume and mix, inflation of commodity costs, labor and overhead, and higher energy costs. These costs were partially offset by foreign exchange, and manufacturing and purchasing savings through lean initiatives.
Gross profit for the three months ended March 31, 2023 increased $20.3 million, compared to the three months ended March 31, 2022. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives, partially offset by commodity and wage inflation, higher energy costs and foreign exchange.
Selling, Administration and Engineering Expense. Selling, administration and engineering expense includes administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expense for the three months ended March 31, 2023 was 7.6% of sales compared to 8.5% for the three months ended March 31, 2022. The decrease was primarily due to the non-recurrence of a prior year credit loss, salaried headcount initiative savings and foreign exchange partially offset by higher compensation related costs.
Amortization of Intangibles. Intangible amortization for the three months ended March 31, 2023 was comparable to the three months ended March 31, 2022.
Restructuring. Restructuring charges for the three months ended March 31, 2023 decreased $5.5 million compared to the three months ended March 31, 2022. The decrease was driven by lower restructuring charges primarily in Europe.
Impairment Charges. Non-cash impairment charges for the three months ended March 31, 2023 decreased $0.5 million compared to the three months ended March 31, 2022, primarily due to impairments in Europe in the prior year period.
Interest Expense, Net. Net interest expense for the three months ended March 31, 2023 increased $12.0 million compared to the three months ended March 31, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the three months ended March 31, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Other Expense, Net. Other expense, net, for the three months ended March 31, 2023 increased $2.8 million compared to the three months ended March 31, 2022, primarily due to the unfavorable impact of foreign exchange and increased net periodic benefit cost, offset in part by the absence of a loss on deconsolidation of a joint venture in the Asia Pacific region during the 2022 period.
Income Tax Expense. Income tax expense for the three months ended March 31, 2023 was $0.4 million on losses before income taxes of $130.8 million compared to an income tax expense of $0.7 million on losses before income taxes of $61.1 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 differed from the effective tax rate for the three months ended March 31, 2022 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.

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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Sales

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
North America	$365,127	$321,894	$43,233	$45,404	$(2,171)
Europe	161,855	131,414	30,441	37,671	(7,230)
Asia Pacific	94,785	103,753	(8,968)	(1,957)	(7,011)
South America	28,841	21,519	7,322	7,311	11
Total Automotive	650,608	578,580	72,028	88,429	(16,401)
Corporate, eliminations and other	31,850	34,404	(2,554)	(2,019)	(535)
Consolidated	$682,458	$612,984	$69,474	$86,410	$(16,936)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment.
•The impact of foreign currency exchange was primarily related to the Euro, Chinese Renminbi and Canadian Dollar.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$25,874	$17,496	$8,378	$19,798	$(3,694)	$(7,726)
Europe	(12,395)	(14,657)	2,262	15,443	(1,678)	(11,503)
Asia Pacific	1,690	(742)	2,432	(216)	(1,758)	4,406
South America	1,928	(409)	2,337	3,317	(344)	(636)
Total Automotive	17,097	1,688	15,409	38,342	(7,474)	(15,459)
Corporate, eliminations and other	(4,640)	(1,543)	(3,097)	1,075	(198)	(3,974)
Consolidated adjusted EBITDA	$12,457	$145	$12,312	$39,417	$(7,672)	$(19,433)
* Net of customer price adjustments, including recoveries
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the stabilization of the supply environment.
•The impact of foreign currency exchange was primarily related to the Mexican Peso, Chinese Renminbi and Euro.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics; and
◦Manufacturing and purchasing savings through lean initiatives.

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
The sources to fund our ongoing working capital, capital expenditures, debt service and other funding requirements are a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. The Company utilizes intercompany loans and equity contributions to fund its worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 7. “Debt and Other Financing” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures. We continuously monitor and forecast our liquidity situation, take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the three months ended March 31, 2023. Additionally, the Company incurred total fees of $90,740 associated with the Refinancing Transactions, of which $83,961 were paid during the three months ended March 31, 2023, $4,237 were paid during 2022 and $2,541 are recorded in accounts payable in the condensed consolidated balance sheets as of March 31, 2023 and will be paid in future periods. The fees paid during the three months ended March 31, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the three months ended March 31, 2023, $73,335 was included in the loss on the refinancing and extinguishment of debt referenced above, $9,996 is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $630 related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
New Notes
On the Settlement Date, the Issuer issued $580,000 aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of March 31, 2023, the aggregate principal amount of the First Lien Notes recognized in the condensed consolidated balance sheet assumes the Company will elect to pay 4.50% of the first interest payment in payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
As of March 31, 2023, the Company had $9,388 of unamortized debt issuance costs and $415 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
On the Settlement Date, the Issuer issued $357,446 aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of March 31, 2023, the aggregate principal amount of the Third Lien Notes recognized in the condensed consolidated balance sheet assumes interest on the Third Lien Notes will be fully paid in payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2023.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of March 31, 2023, the Company had $5,782 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.
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
For additional information regarding the guarantees, covenants and events of default with respect to the New Notes, see Note 7. “Debt and Other Financing” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
2026 Senior Notes
On November 2, 2016, the Issuer issued $400,000 aggregate principal amount of 2026 Senior Notes. On the Settlement Date, in connection with the Refinancing Transactions, the Issuer completed the Exchange Offer and delivered $357,446 aggregate principal amount of the exchanged 2026 Senior Notes to the trustee for cancellation. Following the completion of the Exchange Offer, $42,554 aggregate principal amount of the 2026 Senior Notes remain outstanding.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of March 31, 2023 and December 31, 2022, the Company had $273 and $2,741 of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the consolidated balance sheets.

2024 Senior Secured Notes
On May 29, 2020, the Issuer issued $250,000 aggregate principal amount of its 13.000% Senior Secured Notes due 2024 (the “2024 Senior Secured Notes”), pursuant to an indenture, dated as of May 29, 2020, by and among the Issuer, the other guarantors party thereto and U.S. Bank National Association, as trustee. In the first quarter of 2023, in connection with the Refinancing Transactions, the Issuer redeemed all of the outstanding 2024 Senior Secured Notes on the Settlement Date at the redemption price of 106.500% of the principal amount thereof, plus accrued and unpaid interest thereon.
The Company paid approximately $6,431 of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2022, the Company had $3,021 of unamortized debt issuance costs and $2,508 of unamortized original issue discount related to the 2024 Senior Secured Notes, which were presented as direct deductions from the principal balance in the consolidated balance sheet. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of March 31, 2023 was $172,483. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $6,203 of outstanding letters of credit, the Company effectively had $149,031 available for borrowing under its ABL Facility.
As of March 31, 2023, there were no borrowings under the ABL Facility.
Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. As of the Settlement Date, the loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30,000 and 85% of eligible tooling accounts receivable; minus reserves established by the Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the Agent. The borrowing base is also subject to certain reserves, which are established by the Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $160,000 to the U.S. Borrower and $20,000 to the Canadian Borrower.
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
Debt Issuance Costs. As of March 31, 2023 and December 31, 2022, the Company had $1,416 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
For additional information regarding the guarantees, covenants and events of default with respect to the ABL Facility, see Note 7. “Debt and Other Financing” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Term Loan Facility
On November 2, 2016, Cooper-Standard Automotive Inc., as borrower, entered into Amendment No. 1 to its senior term loan facility (the “Term Loan Facility”), which provided for loans in an aggregate principal amount of $340,000. In connection with the Refinancing Transactions, Cooper-Standard Automotive Inc. repaid the Term Loan Facility in full on the Settlement Date and the Term Loan Facility was terminated.
As of December 31, 2022, the Company had $494 of unamortized debt issuance costs and $319 of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the Term Loan Facility.
For a further description of the Term Loan Facility, see Note 7. “Debt and Other Financing” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flows
Operating Activities. Net cash provided by operations was $30.4 million for the three months ended March 31, 2023, compared to net cash used in operations of $12.2 million for the three months ended March 31, 2022. The net change was primarily due to working capital improvements and improved operating performance.
Investing Activities. Net cash used in investing activities was $29.0 million for the three months ended March 31, 2023, compared to net cash provided by investing activities of $20.1 million for the three months ended March 31, 2022. The change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the three months ended March 31, 2022. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $70 - $80 million on capital expenditures in 2023.
Financing Activities. Net cash used in financing activities totaled $75.7 million for the three months ended March 31, 2023, compared to net cash used in financing activities of $3.0 million for the three months ended March 31, 2022. The change was primarily due to the impact of the Refinancing Transactions.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of March 31, 2023, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the three months ended March 31, 2023 or 2022.
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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, Term Loan Facility, New Notes, 2026 Senior Notes and 2024 Senior Secured Notes;
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2023	2022
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(130,367)	$(61,360)
Income tax expense	358	652
Interest expense, net of interest income	30,220	18,177
Depreciation and amortization	27,982	32,133
EBITDA	$(71,807)	$(10,398)
Restructuring charges	2,379	7,831
Deconsolidation of joint venture (1)	—	2,257
Impairment charges (2)	—	455
Loss on refinancing and extinguishment of debt (3)	81,885	—
Adjusted EBITDA	$12,457	$145
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value in the three months ended March 31, 2022.
(2)Non-cash impairment charges in the three months ended March 31, 2022 related to idle assets in Europe.
(3)Loss on refinancing and extinguishment of debt relating to the Refinancing Transactions during the three months ended March 31, 2023.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts, including commodity cost increases and disruptions related to the war in Ukraine and the COVID-related lockdowns in China; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2022 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2023, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2023 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2023 through January 31, 2023	—	$—	—	$98.7
February 1, 2023 through February 28, 2023	—	—	—	98.7
March 1, 2023 through March 31, 2023	12,240	15.90	—	98.7
Total	12,240		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

4.1
First Supplemental Indenture, dated as of January 20, 2023, by and among Cooper-Standard Automotive Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 23, 2023 (File No.001-36127)).

4.2
Indenture, dated as of January 27, 2023, by and among Cooper-Standard Automotive Inc., as issuer, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 30, 2023 (File No.001-36127)).

4.3
Indenture, dated as of January 27, 2023, by and among Cooper-Standard Automotive Inc., as issuer, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 30, 2023 (File No.001-36127)).

10.1*†	Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash settled).

10.2*†	Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (cash settled).

10.3*†	Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (stock-settled award).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 4, 2023	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)